Form 10-Q
period 1999-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 1999-05-17
CIK 1062231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   X      EXCHANGE ACT OF 1934
 ------
          For the quarterly period ended March 31, 1999

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ------
          For the transition period from      to
                                         ----    ----

          Commission file number 1-14303


                  American Axle & Manufacturing Holdings, Inc.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             36-3161171
-------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1840 Holbrook Avenue, Detroit, Michigan                        48212-3488
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (313) 974-2000
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 30, 1999, the latest practicable date, was 39,465,097 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,            DECEMBER 31,
                                                                                       1999                   1998
                                                                                       ----                   ----
                                                                                    (UNAUDITED)
                                            ASSETS                                             (IN THOUSANDS)
Current assets:
      Cash and equivalents                                                          $   167,847           $     4,547
      Accounts receivable, net                                                          192,560               123,787
      Inventories                                                                       115,689               137,066
      Prepaid expenses and other                                                          7,249                14,524
      Deferred income taxes                                                              14,648                14,093
                                                                                    -----------           -----------
Total current assets                                                                    497,993               294,017

Property, plant and equipment, net                                                      806,278               829,301
Deferred income taxes                                                                    55,729                62,194
Other assets and deferred charges                                                        51,170                40,720
                                                                                    -----------           -----------
TOTAL ASSETS                                                                        $ 1,411,170           $ 1,226,232
                                                                                    ===========           ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                                 $   391,802           $   362,886
Long-term debt and capital lease obligations                                            706,872               693,368
Postretirement benefits and other long-term liabilities                                 135,933               129,510
                                                                                    -----------           -----------
TOTAL LIABILITIES                                                                     1,234,607             1,185,764
                                                                                    -----------           -----------

Stockholders' equity:
      Common stock, par value $.01 per share                                                395                     1
      Paid-in capital                                                                   199,780                92,527
      Accumulated deficit                                                               (22,512)              (51,467)
      Cumulative translation adjustment                                                  (1,100)                 (593)
                                                                                    -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                              176,563                40,468
                                                                                    -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,411,170           $ 1,226,232
                                                                                    ===========           ===========




See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31
                                                          ---------------------------
                                                           1999                  1998
                                                           ----                  ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Sales                                             $    697,671           $    583,285

Cost of goods sold                                         605,620                521,496
                                                      ------------           ------------

Gross profit                                                92,051                 61,789

Selling, general and administrative expenses                33,894                 25,482
                                                      ------------           ------------

Operating income                                            58,157                 36,307

Net interest expense                                       (12,014)                (9,749)

Other (expense) income, net                                   (183)                   333
                                                      ------------           ------------

Income before income taxes                                  45,960                 26,891

Income taxes                                                17,005                  9,968
                                                      ------------           ------------

Net income                                            $     28,955           $     16,923
                                                      ============           ============


Basic earnings per share                              $       0.78           $       0.52
                                                      ============           ============

Diluted earnings per share                            $       0.61           $       0.39
                                                      ============           ============


Average shares outstanding:

   Basic earnings per share                             36,891,039             32,391,409
                                                      ============           ============

   Diluted earnings per share                           47,438,870             43,204,158
                                                      ============           ============



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                   1999               1998
                                                                                   ----               ----
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                      $  28,955           $ 16,923
Adjustments to reconcile net income to net cash provided by
     operating activities:
      Depreciation and amortization                                                21,693             14,703
      Deferred income taxes                                                         5,910              8,769
      Pensions and other postretirement benefits, net of contributions             10,776             (7,661)
      Loss on disposal of equipment                                                   167                116
      Changes in operating assets & liabilities:
        Accounts receivable                                                       (69,124)            51,278
        Inventories                                                                21,050               (571)
        Current liabilities                                                        24,870             (3,596)
        Other assets and liabilities                                                5,221             (3,499)
                                                                                ---------           --------
Net cash provided by operating activities                                          49,518             76,462
                                                                                ---------           --------
INVESTING ACTIVITIES
Purchases of property and equipment, net                                          (47,754)           (66,623)
Proceeds from sale-leaseback of equipment                                          49,000                 --
                                                                                ---------           --------
Net cash provided (used) by investing activities                                    1,246            (66,623)
                                                                                ---------           --------
FINANCING ACTIVITIES
Payments on Revolving Credit and Receivables facilities, net                     (286,000)           (24,000)
Proceeds from issuance of long-term debt and capital lease obligations, net       300,809                 --
Payments on long-term debt                                                           (491)               (80)
Debt issuance costs                                                                (9,426)                --
Proceeds from issuance of common stock, net                                       107,647                302
                                                                                ---------           --------
Net cash provided (used) by financing activities                                  112,539            (23,778)

Effect of exchange rate changes on cash                                                (3)                --
                                                                                ---------           --------

Net increase(decrease) in cash and equivalents                                    163,300            (13,939)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         4,547             17,285
                                                                                ---------           --------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $ 167,847           $  3,346
                                                                                =========           ========


See accompanying notes to condensed consolidated financial statements

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     American Axle & Manufacturing Holdings, Inc. ("Holdings" or the "Company") is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (the "predecessor company"). Pursuant to this merger, which was effected in January 1999, each share of the predecessor company's common stock was converted into 3,945 shares of Holdings' common stock. All share and per share amounts have been adjusted to reflect this conversion.

     In February 1999, Holdings completed an initial public offering and issued 7 million shares of its common stock. The net proceeds of the offering, after deduction of associated expenses, approximated $108 million.

     Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of Holdings' management, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 1999, and its condensed consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

     The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company operates in one reportable segment, the design, engineering and manufacture of driveline systems and chassis systems (including forged products) for trucks, buses, sport utility vehicles, and passenger cars.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

2.   AMERICAN AXLE & MANUFACTURING, INC.

     Holdings has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of American Axle & Manufacturing, Inc. ("AAM Inc."). The following is a summary of the consolidated assets and liabilities of AAM Inc. and its subsidiaries and their consolidated results of operations:

                                                                             MARCH 31,           DECEMBER 31,
                                                                               1999                  1998
                                                                       ---------------------------------------------
                                                                                      (In thousands)
            Assets:
               Current assets                                              $    497,993          $    294,017
               Noncurrent assets                                                913,177               932,215
                                                                       ---------------------------------------------
                 Total assets                                                 1,411,170             1,226,232

            Liabilities:
               Current liabilities                                              391,802               362,886
               Noncurrent liabilities                                           842,805               822,878
                                                                       ---------------------------------------------
                 Total liabilities                                            1,234,607             1,185,764

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------------------
                                                                               1999                  1998
                                                                       ---------------------------------------------
                                                                                   (In thousands)
             Net sales                                                     $   697,671           $   583,285
             Gross profit                                                       92,051                61,789
             Net income                                                         28,955                16,923

3.   INVENTORIES

     Inventories consist of the following:


                                                                          MARCH 31,              DECEMBER 31,
                                                                             1999                  1998
                                                                       -------------------------------------
                                                                                   (In thousands)
              Raw materials and work-in-process                         $   76,256             $   87,540
              Finished goods                                                33,306                 42,233
                                                                       -------------------------------------
              Gross inventories at average cost                            109,562                129,773
              Excess of average cost over LIFO cost                         (7,450)                (7,030)
                                                                       -------------------------------------
              Net inventories at LIFO                                      102,112                122,743
              Supplies and repair parts                                     13,577                 14,323
                                                                       -------------------------------------
                                                                        $  115,689            $   137,066
                                                                       =====================================

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               1999                   1998
                                                                           ------------------------------------

         Numerators for Basic and Diluted earnings per share:
             Net Income available for common stockholders..............     $    28,955             $    16,923

         Denominators:
             Denominator for Basic earnings per share -
               weighted-average shares outstanding.....................      36,891,039              32,391,409

         Effect of dilutive securities:
             Dilutive stock options outstanding........................      10,547,831              10,812,749
                                                                             ----------              ----------

         Denominator for Diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversion .......................................      47,438,870              43,204,158
                                                                             ==========              ==========


             Basic earnings per share..................................           $0.78                   $0.52
                                                                                  =====                   =====

             Diluted earnings per share................................           $0.61                   $0.39
                                                                                  =====                   =====


5.   COMPREHENSIVE INCOME

     Comprehensive income was $28,448 and $16,923 for the three months ended March 31, 1999 and March 31, 1998, respectively. Foreign currency translation is the only reconciling difference between comprehensive income and net income for the three months ended March 31, 1999.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

6.   LONG-TERM DEBT

     Long-term debt and capital lease obligations consists of the following:

                                                                          MARCH 31,             DECEMBER 31,
                                                                       -------------------------------------
                                                                             1999                    1998
                                                                       -------------------------------------
                                                                                   (In thousands)
            Credit Facilities:
               Revolver                                                $          0              $   223,000
               Tranche A Term Loan                                                0                        0
               Tranche B Term Loan                                          375,000                  375,000
                                                                       -------------------------------------
                   Total Credit Facilities                                  375,000                  598,000

            Receivables Facility                                                  0                   63,000
            9.75% Senior Subordinated Notes Due 2009,
               net of discount                                              297,679                        0
            Albion Capital Lease Obligations                                 28,525                   26,102
            Other                                                             5,668                    6,266
                                                                       -------------------------------------
                                                                       $    706,872             $    693,368
                                                                       =====================================

     Issuance of 9.75% Senior Subordinated Notes Due 2009

     In March 1999, American Axle & Manufacturing, Inc., the Company's wholly-owned subsidiary, issued $300,000,000 of 9.75% Senior Subordinated Notes Due 2009 (the "Notes"). The net proceeds from the sale of the notes was approximately $289 million after deduction of discounts to the initial purchasers and other fees and expenses.

     Resyndication of Revolving Receivables Facility

     In March 1999, the Company resyndicated its revolving receivables facility through its subsidiary, AAM Receivables Corp. In addition, this facility has been expanded from $125 million to $153 million. The terms of the resyndicated receivables facility remain substantially the same as the Company's previous receivables facility.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999


7.   SALE-LEASEBACK

     In March 1999, the Company closed a sale-leaseback transaction involving approximately $49 million of existing machinery and equipment. This sale-leaseback transaction was financed under an operating lease and resulted in an immaterial loss on the sale of the machinery and equipment. Payments under this operating lease will approximate $6 million per annum over its 10 year term.

8.   SUBSEQUENT EVENTS

     On April 1, 1999, the Company purchased two forging companies, Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP"), for aggregate purchase consideration of approximately $225 million. Colfor specializes in precision cold, warm and hot forgings and operates three manufacturing facilities in Ohio. Giving effect as of January 1, 1998 to Colfor's October 1998 acquisition of Valley Forge, Inc., Colfor's pro forma 1998 sales would have been approximately $126 million. MSP manufactures precision forged powertrain, driveline, chassis and other components for the automotive industry using cold and warm forging processes at three manufacturing facilities in Michigan. MSP's 1998 sales were $56 million.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis presents the factors that had a material effect on our results of operations and cash flows during the three months ended March 31, 1999, and our financial position at March 31, 1999. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months ended March 31, 1999 with the corresponding period of 1998.

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the Company's Annual Report on Form 10-K for the year end December 31, 1998. As used in this Quarterly Report, unless the context otherwise requires, references to "we", "us" or "American Axle" shall mean collectively (i) American Axle & Manufacturing, Inc. ("AAM Inc."), a Delaware corporation, and its direct and indirect subsidiaries, and (ii) American Axle & Manufacturing Holdings, Inc. and its predecessor ("Holdings"), a Delaware corporation and the direct parent corporation of AAM, Inc.

COMPANY OVERVIEW

We are a Tier I supplier to the automotive industry and a world leader in the design, engineering and manufacture of driveline systems, chassis systems and forged products for trucks, buses, sport utility vehicles ("SUVs") and passenger cars. The driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. The driveline products produced by us include axles, propeller shafts, chassis components and forged products. We are General Motors Corporation's ("GM") principal supplier of driveline components for light trucks, SUVs and rear-wheel drive ("RWD") passenger cars. Sales to GM were approximately 93%, 96% and 96% of our net sales in 1998, 1997 and 1996, respectively.

In March 1994, we purchased the assets of the Final Drive and Forge Business Unit (the "Business Unit") of the Saginaw Division of GM. In connection with our acquisition of the Business Unit, we entered into the Component Supply Agreement (the "CSA") with GM under which we became the sole-source supplier to GM of all the products and components previously supplied to GM by the Business Unit. In October 1997, we entered into a Recapitalization Agreement pursuant to which Blackstone Capital Partners II Merchant Banking Fund LP and certain of its affiliates (collectively "Blackstone") acquired control of us. In connection with the Recapitalization, we entered into an additional binding agreement with GM, the Amended and Restated Memorandum of Understanding (the "MOU"). Under the MOU, we have agreed with GM to commit to transition the CSA into a number of separate Lifetime Program Contracts ("LPCs") applicable for the life of each GM vehicle program covered by an LPC. These LPCs will ultimately replace the CSA. LPCs have been entered into for substantially all GM vehicle programs supplied by us, including the GMT-800 and the M-SUV Programs.

In order to induce GM to enter into the MOU and commit to enter into the LPCs, in 1997, we agreed to temporary reductions of certain payments previously agreed to be made by GM to us as part of the commercial arrangements between us, including certain payments pursuant to the CSA. Such reductions amounted to approximately $11.4 million in 1997 and approximately $51.5 million in 1998. Such reductions terminated at December 31, 1998.

We sell most of our products to GM under long-term contracts at fixed prices, some of which are subject to annual price reductions in subsequent years, and all of which are subject to negotiated price increases for engineering changes. With respect to GM, pricing has been established for products sold under the CSA and the LPCs; however, we must remain competitive with respect to technology, design and quality. We currently purchase through GM's purchasing network certain materials for use in the manufacture of products sold under the CSA and the LPCs. Under the CSA and currently under the LPCs, we pay current market prices for certain materials used in the manufacture of products sold to GM, but increases or decreases in such prices from levels established under the CSA or LPCs currently result in corresponding increases or decreases in the aggregate amount paid to us by GM for our products, thereby protecting us from increases in the costs of such materials while such purchasing arrangement is in effect. We have agreed with GM to develop a mutually satisfactory plan to terminate this purchasing arrangement no later than December 2002. Thus, while the prices at which we sell our products under the CSA and the LPCs have been established, under the LPCs, upon termination of the purchasing arrangement described above, we will no longer have a contractual right to pass on any future increases in the cost of such materials. Increases in material costs beyond the established prices are the only costs passed on to GM under the CSA and under the LPCs. There can be no assurance that we will be able to pass on any increased labor, materials or other costs to GM in the future as we have from time to time in the past pursuant to the above-described terms of the CSA or by certain additional payments agreed to as part of the commercial arrangements between GM and ourselves. LPCs have terms equal to the lives of the relevant vehicle programs, which typically run 6 to 12 years. We will have to compete for future GM business upon the termination of the LPCs.

In October 1998, we completed the acquisition of Albion Automotive (Holdings) Limited ("Albion"). Albion manufactures front steerable and rear axles, driving heads, crankshafts, chassis components and transmission parts used primarily in medium-duty trucks and buses for customers located in the United Kingdom and elsewhere in Europe. Albion's sales for the year ended December 31, 1998 were approximately $130 million and its major customers include Caterpillar (Perkins), LDV, PACCAR (Leyland and DAF), Renault, Rolls-Royce, Rover and Volvo. The acquisition has been accounted for under the purchase method of accounting, and Albion's results since the acquisition date have been included in our consolidated financial results.

ACQUISITION OF COLFOR AND MSP

On April 1, 1999, we purchased two forging companies, Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP") for aggregate purchase consideration of approximately $225 million. Colfor specializes in precision cold, warm and hot forgings and operates three manufacturing facilities in Ohio. Giving effect as of January 1, 1998 to Colfor's October 1998 acquisition of Valley Forge, Inc., Colfor's pro forma 1998 sales would have been approximately $126 million. MSP manufactures precision forged powertrain, driveline, chassis and other components for the automotive industry using cold and warm forging processes at three manufacturing facilities in Michigan. MSP's 1998 sales were $56 million. These acquisitions have been accounted for under the purchase method of accounting, and Colfor's and MSP's results since the acquisition date will be included in our consolidated financial results beginning April 1, 1999.

INDUSTRY AND COMPETITION

Our operations are cyclical because they are directly related to domestic automotive production, which is itself cyclical and dependent on general economic conditions and other factors. The axle and related driveline systems segment of the automotive industry is highly competitive. The current trend in the automotive industry is for original equipment manufacturers "(OEMs)" to shift research and development ("R&D"), design and testing responsibility to suppliers to take advantage of certain efficiencies. The OEMs have also been reducing the number of their suppliers, preferring stronger relationships with fewer suppliers. As a result, the Tier I supplier market has been undergoing consolidation over the past three to four years. This trend is expected to continue, leaving the industry with only a small number of dominant, worldwide suppliers.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of net sales:


                                                                THREE MONTHS ENDED MARCH 31,
                                                                  1999                 1998
                                                             ----------------------------------------
Statement of income data:
   Net sales                                                         100.0%              100.0%
   Cost of goods sold                                                 86.8                89.4
                                                                   -------             -------
   Gross profit                                                       13.2                10.6
   Selling, general and administrative expenses                        4.9                 4.4
                                                                   -------             -------
   Operating income                                                    8.3                 6.2
   Net interest (expense)                                             (1.7)               (1.7)
   Other (expense) income                                             (0.1)                0.1
                                                                   --------            -------
   Income before income taxes                                          6.5                 4.6
   Income tax expense                                                  2.4                 1.7
                                                                   -------             -------
   Net income                                                          4.1%                2.9%
                                                                   =======             =======

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales. Net sales increased approximately 20% to $697.7 million for the three months ended March 31, 1999 compared with $583.3 million for the three months ended March 31, 1998. This increase was due primarily to:

- higher volumes resulting from strong customer demand for the Company's products;
- increased sales related to GM's new full-size truck program (GMT-800), on which the Company receives a higher average dollar content per vehicle than its predecessor (GMT-400);
- the impact of Albion Automotive, which was acquired in the fourth quarter of 1998; and
- expiration of the 1998 temporary payment reductions made in connection with the LPCs which adversely affected 1998 results by approximately $12.7 million in the three months ended March 31, 1998.

Sales to customers other than GM increased $31.8 million to $57.7 million for the three months ended March 31, 1999, versus $25.9 million for the three months ended March 31, 1998. The increase in sales to customers other than GM is principally due to the inclusion of Albion's sales in 1999 and additional business we have obtained.

Gross Profit. Gross profit increased 49% to $92.1 million for the three months ended March 31, 1999 compared with $61.8 million for the three months ended March 31, 1998. Gross margin increased to 13.2% in the three months ended March 31, 1999 compared to 10.6% for the three months ended March 31, 1998. The increases in gross profit and gross margin in the three months ended March 31, 1999 were due primarily to the impact of:

-    strong volumes;
-    increased sales of products which carry higher average selling prices;
-    productivity improvements; and
- expiration of the temporary payment reductions which adversely affected 1998 results by approximately $12.7 million in the three months ended March 31, 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including R&D) increased 33% to $33.9 million for the three months ended March 31, 1999 compared with $25.5 million for the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of sales increased to 4.9% for the three months ended March 31, 1999 compared to 4.4% for the three months ended March 31, 1998. The increase in spending was principally due to the Company's continued investment in research and development, increases in support required for our expanding operations, and the inclusion of Albion in 1999. R&D expenses were $8.4 million for the three months ended March 31, 1999 compared to $6.4 million for the three months ended March 31, 1998. The increase in R&D expenses in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was primarily due to the inclusion of Albion in 1999 and other costs and expenses incurred to support new product programs.

Operating Income. Operating income was $58.2 million for the three months ended March 31, 1999 compared to $36.3 million for the three months ended March 31, 1998. Operating margin increased to 8.3% for the three months ended March 31, 1999 compared to 6.2% for the three months ended March 31, 1998. The increase in operating income was primarily due to the factors discussed above relating to the increase in Gross Profit partially offset by the impact increased selling, general and administrative expenses also discussed above.

Net Interest. Net interest expense was $12.0 million for the three months ended March 31, 1999 compared to net interest expense of $9.7 million for the three months ended March 31, 1998. The increase in net interest expense was primarily due to higher average outstanding debt levels in 1999 and higher average interest rates primarily associated with the 9.75% Senior Subordinated Notes we issued in 1999.

Income Tax Expense. There was an income tax expense of $17.0 million for the three months ended March 31, 1999 compared to $10.0 million for the three months ended March 31, 1998. Our effective income tax rate was approximately 37.0% for the three months ended March 31, 1999 and the three months ended March 31, 1998.

Net Income. There was net income of $29.0 million for the three months ended March 31, 1999 compared to $16.9 million for the three months ended March 31, 1998, primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity in terms of our overall ability to mobilize cash to support business needs and to fund growth. We rely primarily upon cash flow from operations and borrowings under our Credit Facilities and a $153 million receivables purchase facility (the "Receivables Facility") to finance operations and capital expenditures.

The Credit Facilities consist of:

- a Senior Secured Term Loan Facility (the "Tranche A Term Loan Facility") providing for delayed draw term loans in an aggregate principal amount of $125 million;

- a Senior Secured Term Loan Facility (the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facility") providing for term loans in an aggregate principal amount of $375 million; and

- a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") providing for revolving loans and the issuance of letters of credit in an aggregate principal and stated amount not to exceed $250 million (of which not more than $30 million may be represented by letters of credit).

The following significant events and financing strategies also impact our liquidity and financial flexibility:

- On February 3, 1999, we completed an initial public offering ("IPO") and issued 7 million shares of common stock. The net proceeds of the IPO, after deduction of associated expenses, approximated $108 million and which were used to reduce outstanding borrowings under the Revolving Credit Facility (but not the related commitments).

- In March 1999, AAM Inc. issued $300,000,000 of 9.75% Senior Subordinated Notes Due 2009 (the "Notes"). The net proceeds from the sale of the Notes was approximately $289 million after deduction of discounts to the initial purchasers and other fees and expenses. The net proceeds have been used to repay existing debt under the Revolving Credit Facility and replace financing provided by the Receivables Facility, with the remainder of such net proceeds used for general corporate purposes, including financing acquisitions and capital expenditures.

- In March 1999, we closed a sale-leaseback transaction involving approximately $49 million of existing machinery and equipment. This sale-leaseback transaction was financed under an operating lease that will have a negative impact on our operating income and will result in lower depreciation and amortization, but will have no material impact on our net income. Additional sale-leaseback transactions, which together with the March 31, 1999 transaction would involve approximately $200 million of machinery and equipment, would be structured in a similar manner and would have a similar effect on operating income, depreciation and amortization and net income. If such transactions are consummated they would provide us with additional financial flexibility.

At March 31, 1999, we had working capital of $106.2 million versus a working capital deficit of $68.9 million at December 31, 1998. This increase in working capital was due primarily to the net cash proceeds held at March 31, 1999 relating to the IPO, the issuance of the Notes and the $49 million sale-leaseback transaction, partially offset by the repayment of outstanding borrowings on the Revolving Credit and Receivables Facilities and the funding of capital expenditures. Working capital at March 31, 1999 also increased as a result of the $49.5 million of net cash provided by our operating activities during the three months ended March 31, 1999. The net cash provided by operating activities was primarily due to net income earned by us and the following additional factors which were partially offset by an increase in accounts receivable with GM:

- non-cash charges for depreciation and amortization, deferred income taxes, pensions and other postretirement benefits;

-    a reduction in inventories; and

-    an increase in current liabilities.

As part of our arrangements with GM, payment terms for products shipped to GM will steadily lengthen during the three-year period beginning March 1, 1999, resulting in an expected increase in accounts receivable balances and anticipated increased interest expense related to our funding of working capital. The increase in accounts receivable from GM at March 31, 1999 reflects the transition from next day payment terms to net 10 days effective March 1, 1999. We anticipate that this working capital increase and future increases associated with the further lengthening of GM payment terms, will be funded from available sources including cash flow from operations and our Credit Facilities.

At March 31, 1999, $375.0 million of borrowings were outstanding under the Term Loan Facility and $375.0 million was available for future borrowings under the Term Loan and Revolving Credit Facilities. Additionally at March 31, 1999, approximately $98.2 million was available under the variable funding certificates of the Receivables Facility.

The weighted average interest rate of our long-term debt outstanding as of March 31, 1999 was approximately 8.6% and was approximately 8.0% at December 31, 1998. This increase in the weighted average interest rate of our long-term debt outstanding is primarily due to the impact of the issuance of the Notes.

Capital expenditures were $47.8 million in the three months ended March 31, 1999 and $66.6 million in the three months ended March 31, 1998. These investments in machinery and equipment were primarily made to support the launch of new product programs, to reduce labor-intensive operations, to support additional capacity and for cost reduction programs including upgrades in machinery technology and quality standards. We estimate that we will invest approximately $300 - $320 million in capital expenditures during 1999.

We intend to fund our capital expenditures by borrowing under the Credit Facilities or the Receivables Facility and through the execution of sale-leaseback transactions as discussed above. We believe our lines of credit are adequate to support ongoing operational requirements. Beyond that, we believe we have sufficient financial flexibility to attract long-term funding on acceptable terms as may be needed to support our growth objectives.

As discussed above, on April 1, 1999 we purchased two forging companies, Colfor Manufacturing Inc. ("Colfor") and MSP Industries Corporation ("MSP"), for aggregate purchase consideration of $225 million. These acquisitions were financed with approximately $160 million of cash (principally from the issuance of the Notes) and $65 million of borrowings under the Credit Facilities and the Receivables Facility.

We are currently in various stages of discussions with additional acquisition candidates. It is possible that an agreement with respect to an acquisition could be reached in the near future. We do not expect that any such acquisition, if consummated, would have a material impact on our financial condition. We expect that the aggregate purchase price for Colfor, MSP and these other potential acquisition candidates would be less than the amount of permitted acquisitions under the Credit Facilities, which, after giving effect to the private placement of the outstanding Notes, would be approximately $400 million. As of the date of this Quarterly Report, no definitive agreement with any such other potential acquisition candidate has been entered into, and there can be no assurance that any such acquisition will be successfully negotiated or consummated.

SEASONALITY

Our business is moderately seasonal as our major OEM customers historically have a two week shutdown of operations in July and approximately a one week shutdown in December. In addition, traditionally in the third quarter OEM customers have incurred lower production rates as model changes enter production. Accordingly, third and fourth quarter results may reflect these trends.

EFFECTS OF INFLATION

Inflation generally affects us by increasing the cost of labor, equipment and raw materials. We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our operations as we offset the increases by realizing improvements in operating efficiency or by passing through certain increases in the cost of raw materials to GM under the terms of the CSA.

FINANCIAL INSTRUMENTS MARKET RISK

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates. Our hedging policy attempts to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs. We hedge our interest rate risks by utilizing swaps and collars. We do not currently have significant exposures relating to currency risks and did not have any financial instruments to reduce currency risks at March 31, 1999 or at December 31, 1998. We do not hold financial instruments for trading or speculative purposes.

The Credit Facilities required us to enter into interest rate hedging arrangements with a notional value of $112.5 million. The arrangements entered into by us, which terminate in December 2000, require us to pay a floating rate of interest based on three-month LIBOR with a cap rate of 6.5% and a floor rate of 5.5%.

Interest Rate Risk. As part of our risk-management program, we perform sensitivity analyses to assess potential gains and losses in earnings and changes in fair value relating to hypothetical movements in interest rates. A 100 basis-point increase in interest rates (approximately 12.5% of our weighted average interest rate) affecting our debt obligations, related interest rate swaps and collars (based on balances existing at December 31, 1998), would impact our 1998 pretax earnings by approximately $5.9 million.

Currency Risk. We do not currently have material exposures to currency exchange-rate risk as most of our business is denominated in U.S. dollars. Future business operations and opportunities, including the construction of a new manufacturing facility in Guanajuato, Mexico and our recently acquired Albion operations in Europe, may expose us to the risk that the eventual net dollar cash inflows resulting from these activities may be adversely affected by changes in currency exchange rates. We intend to manage these risks by utilizing various types of foreign exchange contracts where appropriate.

YEAR 2000 COMPLIANCE

We have implemented a program to identify Year 2000 compliance issues and develop detailed project plans so that our computer information systems will be able to interpret the calendar year term "2000". Systems that process transactions based on storing two digits for the year rather than the full four digits may encounter significant process inaccuracies and even inoperability in attempting to process Year 2000 transactions.

The Year 2000 compliance program implemented by us addresses all plant equipment, computer hardware and software, and business support equipment. The Year 2000 compliance program also includes modifications and conversions necessary to address our systems and process interfaces with third-party suppliers and customers. To date, we have named a Year 2000 compliance program team leader, established a project team covering all locations worldwide, completed our assessment of all systems which we believe could be significantly affected by the Year 2000 issue, defined plans for remediation and issued communications to all our departments regarding Year 2000 issues and strategies. Management presently believes that, with planned modifications to existing systems and processes scheduled to be completed in December 1999, Year 2000 compliance will not pose significant operational problems.

Our design, engineering, manufacturing and administrative functions are reliant upon a variety of third parties who could also be affected by the Year 2000 issue. As a part of our Year 2000 compliance program, we have initiated communications with key suppliers, customers and other such third parties to evaluate their Year 2000 readiness and to determine whether a Year 2000-related event could impede the ability of such suppliers, customers or other third parties to interact with and support our operations effectively. Issues identified as a result of these communications have been addressed in our Year 2000 compliance program remediation and contingency planning actions.

Costs incurred by us to address Year 2000 compliance include the acquisition of computer hardware and software to replace existing Year 2000 non-compliant systems. These costs have been capitalized and amortized over the assets' estimated useful lives. There are no significant systems replacement initiatives that have been accelerated as a result of our Year 2000 compliance assessments.

Costs associated with modifying existing Year 2000 non-compliant systems are expensed as incurred. The amounts expensed to date have been immaterial and we do not expect amounts required to be expensed in the future to have a material effect on our financial position or results of operations.

If the modifications and conversions planned by us to address Year 2000 compliance are not completed on a timely basis, or if our key suppliers, customers or other third parties have significant unresolved systems problems, there is a risk that Year 2000 compliance could have a material impact on our operations. Potential sources of risk include:

- the inability of key suppliers (or their suppliers) to be Year 2000 ready, which could result in delays in product or service deliveries from such suppliers;

- the inability of key customers (or their other suppliers) to be Year 2000 ready, which could result in the cancellation or postponement of orders from such customers;

- systems incompatabilities with key suppliers or customers resulting from software conversions or other modifications; and

- our inability to modify or replace systems on a timely basis, which could result in manufacturing process delays that interrupt product shipments.

We are presently developing contingency plans for all significant components of our computer information systems, including all plant equipment and business support equipment, and expect to complete such contingency arrangements by June 1999. These contingency plans involve, among other things, manual work-arounds, alternative sourcing strategies and flexible staffing arrangements.

LITIGATION AND ENVIRONMENTAL REGULATIONS

We are involved in various legal proceedings incidental to our business. Although the outcome of these matters can not be predicted with certainty, management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows.

GM has agreed to indemnify and hold harmless AAM, Inc. from certain environmental issues identified as potential areas of environmental concern at the time of the 1994 Acquisition. GM has also agreed to indemnify AAM, Inc., under certain circumstances, for up to ten years from the date of closing of the 1994 acquisition with respect to certain pre-closing environmental conditions.

Approximately one-acre of a parking lot at our Buffalo facility has been designated by the New York Department of Environmental Conservation ("NYDEC") as a Class 3 Inactive Hazardous Waste Disposal Site due to the presence of polychlorinated byphenyls in subsurface soil and groundwater below existing pavement, and an elevated level of lead in the soil. A Class 3 designation is given to a site which does not present a significant threat to the public health or environment and at which action may be deferred. The area is the subject of an Order of Consent between GM and NYDEC effective February 2, 1995. Remediation required thereunder is being performed by GM in the ordinary course of business. In addition, GM is conducting remediation at our Tonawanda facility as a result of the presence of polychlorinated biphenyls in the soil. The contamination of both sites took place prior to our acquiring the properties and is the responsibility of GM.

Based on our assessment of costs associated with our environmental responsibilities, including recurring administrative costs, capital expenditures and other compliance costs, such costs have not had, and in management's opinion, will not have in the foreseeable future, a material effect on our financial condition, results of operations, cash flows or competitive position.

EFFECT OF NEW ACCOUNTING STANDARDS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998. SFAS No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. We are currently analyzing the impact SFAS No. 133 will have on our financial statements.

Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of SOP 98-1 is required as of January 1, 1999. The adoption of SOP 98-1 has not resulted in a material effect on our financial condition or results of operations because we have historically followed the guidelines specified in SOP 98-1.

SOP 98-5, Reporting on the Costs of Start-Up Activities, was issued in April, 1998. SOP 98-5 establishes standards for the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 as of January 1, 1999 has not resulted in a material effect on our financial condition or results of operations.

FORWARD-LOOKING INFORMATION

Certain statements in this Section and elsewhere in the Quarterly Report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "anticipate", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including reduced sales by the Company's customers, changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Report on Form 8-K

     On February 12, 1999, the Company filed a Current Report on Form 8-K to:

     - report the signing of a definitive agreement to acquire Colfor Manufacturing, Inc.

     - to file (i) Selected Consolidated Financial and Other Data, (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the Company's audited consolidated financial statements and the notes related thereto as of December 31, 1997 and 1998 and for each of the years ended December 31, 1996, 1997 and 1998.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                                    (Registrant)


Date:  May 14, 1999                 By: /s/ Robert A. Krause
                                        --------------------
                                    Robert A. Krause
                                    Treasurer and in the capacity of
                                    Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits were previously filed unless otherwise indicated:

Number              Description of Exhibit                                            Page Number
------              ----------------------                                            -----------

4.01(a)             Specimen Stock Certificate
                           (Incorporated by reference to Exhibit 4.01
                           filed with American Axle & Manufacturing
                           Holdings, Inc. Registration Statement on Form
                           S-1 (Registration No. 333-53491))

4.01(b)             Indenture, dated as of March 5, 1999, among American
                    Axle & Manufacturing, Inc., as issuer, American Axle &
                    Manufacturing Holdings, Inc., as guarantor, and IBJ
                    Whitehall Bank & Trust Company, as trustee
                           (Incorporated by reference to Exhibit 4.01 filed with American Axle & Manufacturing
                           Holdings, Inc. Registration Statement on Form
                           S-4 (Registration No. 333-76605))

4.02                Form of 9.75% Senior Subordinated Note due 2009 (the "Exchange
                    Note")
                            (Incorporated by reference to Exhibit 4.02 filed with American Axle & Manufacturing
                            Holdings, Inc. Registration Statement on Form
                            S-4 (Registration No. 333-76605))

4.03                 Exchange and Registration Rights Agreement, dated March 5, 1999, among AAM Inc., Chase Securities, Inc., Donaldson Lufkin &
                     Jenrette Securities Corporation and Morgan Stanley & Co.
                     Incorporated
                            (Incorporated by reference to Exhibit 4.03
                            filed with American Axle & Manufacturing
                            Holdings, Inc. Registration Statement on Form
                            S-4 (Registration No. 333-76605))

Number              Description of Exhibit                                            Page Number
------              ----------------------                                            -----------

10.15               Amendment No. 2, Waiver and Agreement, dated as of
                    January 11, 1999, to the Credit Agreement, dated as of October 27, 1997 among the Company, American Axle &
                    Manufacturing, Inc., the lenders named therein, The
                    Chase Manhattan Bank, as administrative agent and collateral agent, and Chase Manhattan Bank Delaware, as fronting bank
                            (Incorporated by reference to Exhibit 10.15(a) filed with American Axle & Manufacturing
                            Holdings, Inc. Registration Statement on Form
                            S-1 (Registration No. 333-53491))

10.16               AAM Master Trust Pooling Agreement, dated as of October
                    29, 1997, as Amended and Restated as of March 25, 1999, among AAM Receivables Corp. ("AAM Receivables"), the
                    Company, as Servicer, and The Chase Manhattan Bank, as
                    Trustee
                            (Incorporated by reference to Exhibit 10.16 filed with American Axle & Manufacturing
                            Holdings, Inc. Registration Statement on Form
                            S-4 (Registration No. 333-76605))

10.16(a)            AAM Master Trust Series 1999-A Supplement to Pooling
                    Agreement, dated as of March 25, 1999, among AAM
                    Receivables, the Company, as Servicer, and The Chase
                    Manhattan Bank, as Trustee
                            (Incorporated by reference to Exhibit 10.16(a) filed with American Axle & Manufacturing
                            Holdings, Inc. Registration Statement on Form
                            S-4 (Registration No. 333-76605))

10.17               Receivables Sale Agreement, dated as of October 29,
                    1997, as Amended and Restated as of March 25, 1999, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
                            (Incorporated by reference to Exhibit 10.17 filed with American Axle & Manufacturing
                            Holdings, Inc. Registration Statement on Form
                            S-4 (Registration No. 333-76605))



Number              Description of Exhibit                                            Page Number
------              ----------------------                                            -----------

10.18               Servicing Agreement, dated as of October 27, 1997, as
                    Amended and Restated as of March 25, 1999, among AAM
                    Receivables, the Company, as Servicer, and The Chase
                    Manhattan Bank, as Trustee
                            (Incorporated by reference to Exhibit 10.18 filed with American Axle & Manufacturing
                            Holdings, Inc. Registration Statement on Form
                            S-4 (Registration No. 333-76605))

*12.01              Statement of Computation of Ratio of Earnings to Fixed
                    Charges                                                                  26

*27                 Financial Data Schedule                                                  **

                               (All other exhibits are not applicable.)


---------------------------------------------------------------------------

*    Filed herewith
**   Shown only in the original filed with the Securities and Exchange
     Commission