Form 10-Q
period 1999-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 1999-08-16
CIK 1062231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------------      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

------------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                  Commission file number 1-14303


                  American Axle & Manufacturing Holdings, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                 36-3161171
     ------------------------------                -------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

1840 Holbrook Avenue, Detroit, Michigan                 48212-3488
---------------------------------------            -------------------
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

                             Yes    X        No
                                ---------       ----------
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of July 30, 1999, the latest practicable date, was 39,465,097 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         JUNE 30,        DECEMBER 31,
                                                                           1999             1998
                                                                       -----------       -----------
                                ASSETS                                         (In millions)
                                ------
Current assets:
     Cash and equivalents                                              $   215.4          $     4.5
     Accounts receivable, net                                              222.6              123.8
     Inventories                                                           114.9              137.1
     Prepaid expenses and other                                              6.4               14.5
     Deferred income taxes                                                  19.4               14.1
                                                                       ---------          ---------
Total current assets                                                       578.7              294.0

Property, plant and equipment, net                                         774.0              829.3
Deferred income taxes                                                       47.8               62.2
Goodwill and other                                                         201.3               40.7
                                                                       ---------          ---------
TOTAL ASSETS                                                           $ 1,601.8          $ 1,226.2
                                                                       =========          =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
     Accounts payable                                                  $   264.2          $   232.8
     Accrued compensation and benefits                                     142.0              105.4
     Other accrued expenses                                                 36.2               24.7
                                                                       ---------          ---------
Total current liabilities                                                  442.4              362.9

Long-term debt and capital lease obligations                               794.8              693.4
Postretirement benefits and other long-term liabilities                    154.7              129.5
                                                                       ---------          ---------
TOTAL LIABILITIES                                                        1,391.9            1,185.8

Stockholders' equity
     Common stock, par value $.01 per share                                  0.4                  -
     Paid-in capital                                                       199.8               92.5
     Retained earnings (accumulated deficit)                                11.2              (51.5)
     Cumulative translation adjustment                                      (1.5)              (0.6)
                                                                       ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                 209.9               40.4
                                                                       ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 1,601.8            1,226.2
                                                                       =========          =========


See accompanying notes to condensed consolidated financial statements.

\                                      -3-



                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                        ---------------------------------               --------------------------------
                                            1999                  1998                     1999                 1998
                                      ------------------  --------------------      -------------------  -------------------
                                                             (In millions, except per share amounts)

Net sales                             $           800.8   $             462.9       $          1,498.5   $          1,046.2

Cost of goods sold                                692.4                 440.7                  1,298.0                962.2
                                      -----------------   -------------------       ------------------   ------------------

Gross profit                                      108.4                  22.2                    200.5                 84.0

Selling, general and
     administrative expenses                       38.0                  23.6                     71.8                 49.1
Goodwill amortization                               1.1                     -                      1.2                    -
                                      -----------------   -------------------       ------------------   ------------------

Operating income (loss)                            69.3                  (1.4)                   127.5                 34.9

Net interest expense                              (15.1)                 (9.9)                   (27.1)               (19.6)

Other (expense) income, net                        (1.2)                  0.1                     (1.4)                 0.4
                                      -----------------   -------------------       ------------------   ------------------

Income (loss) before income taxes                  53.0                 (11.2)                    99.0                 15.7

Income taxes                                       19.3                  (4.2)                    36.3                  5.8
                                      -----------------   -------------------       ------------------   ------------------

Net income                            $            33.7   $              (7.0)      $             62.7   $              9.9
                                      =================   ===================       ==================   ==================


Basic earnings per share              $            0.85   $             (0.21)      $             1.63   $             0.31
                                      =================   ===================       ==================   ==================

Diluted earnings per share            $            0.67   $             (0.16)      $             1.28   $             0.23
                                      =================   ===================       ==================   ==================

Average shares outstanding:

     Basic earnings per share                      39.5                  32.5                     38.4                 32.4
                                      =================   ===================       ==================   ==================

     Diluted earnings per share                    50.1                  43.3                     49.0                 43.2
                                      =================   ===================       ==================   ==================



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        -------------------------
                                                                                         1999              1998
                                                                                      ------------    -------------
                                                                                             (In millions)
OPERATING ACTIVITIES
Net income                                                                            $      62.7     $        9.9
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                           46.3             31.5
     Deferred income taxes                                                                   12.7              2.0
     Pensions and other postretirement benefits, net of
         contributions                                                                       22.2              1.6
     Loss on disposal of equipment                                                            1.2                -
     Changes in operating assets and liabilities:
         Accounts receivable                                                                (76.9)            96.2
         Inventories                                                                         30.7            (26.2)
         Current liabilities                                                                 56.2            (61.5)
         Other assets and liabilities                                                         3.6             (4.7)
                                                                                      -----------     ------------
Net cash provided by operating activities                                                   158.7             48.8
                                                                                      -----------     ------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                            (110.0)          (121.4)
Acquisitions, net of cash acquired                                                         (225.9)               -
Proceeds from sale-leaseback of equipment                                                   187.0                -
                                                                                      -----------     ------------
Net cash used in investing activities                                                      (148.9)          (121.4)
                                                                                      -----------     ------------

FINANCING ACTIVITIES
Payments on Revolving Credit and Receivables facilities, net                               (196.0)           (25.0)
Proceeds from issuance of long-term debt and
     capital lease obligations, net                                                         298.8             81.9
Debt issuance costs                                                                          (9.4)               -
Proceeds from issuance of common stock, net                                                 107.7              0.3
                                                                                      -----------     ------------
Net cash provided by financing activities                                                   201.1             57.2
                                                                                      -----------     ------------

Effect of exchange rate changes on cash                                                         -                -
                                                                                      -----------     ------------

Net increase (decrease) in cash and equivalents                                             210.9            (15.4)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                   4.5             17.3
                                                                                      -----------     ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                 $     215.4     $        1.9
                                                                                      ===========     ============



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

         In February 1999, Holdings completed an initial public offering and issued 7 million shares of its common stock. The net proceeds of the offering, after deduction of associated expenses, amounted to $107.7 million.

         Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of Holdings' management, necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 1999, and its condensed consolidated results of operations for the three and six months ended June 30, 1999 and 1998, respectively, and its condensed consolidated cash flows for the six months ended June 30, 1999 and 1998, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

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

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       AMERICAN AXLE & MANUFACTURING, INC.

         Holdings has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of American Axle & Manufacturing, Inc. ("AAM Inc."). Separate consolidated financial statements of AAM Inc. are not presented because they would not be materially different than the accompanying unaudited interim condensed consolidated financial statements. The following is a summary of the consolidated assets and liabilities of AAM Inc. and its subsidiaries and their consolidated results of operations:

                                                                            JUNE 30,             DECEMBER 31,
                                                                              1999                   1998
                                                                      ----------------------------------------------
                                                                                    (In millions)
            Assets:
               Current assets                                             $        578.7        $        294.0
               Noncurrent assets                                                 1,023.1                 932.2
                                                                      ==============================================
                 Total assets                                             $      1,601.8        $      1,226.2
                                                                      ==============================================

            Liabilities:
               Current liabilities                                        $       442.4         $       362.9
               Noncurrent liabilities                                             949.5                 822.9
                                                                      ==============================================
                 Total liabilities                                        $     1,391.9         $     1,185.8
                                                                      ==============================================

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                      ----------------------------------------------
                                                                              1999                   1998
                                                                      ----------------------------------------------
                                                                                     (In millions)
             Net sales                                                    $     1,498.5         $    1,046.2
             Gross profit                                                         200.5                 84.0
             Net income                                                            62.7                  9.9

3.       INVENTORIES

         Inventories consist of the following:

                                                                           JUNE 30,        DECEMBER 31,
                                                                             1999              1998
                                                                       -------------------------------------
                                                                                  (In millions)

              Raw materials and work-in-process                            $       79.1         $      87.6
              Finished goods                                                       28.7                42.2
                                                                       -------------------------------------
              Gross inventories at average cost                                   107.8               129.8
              Excess of average cost over LIFO cost                                (7.8)               (7.0)
                                                                       -------------------------------------
              Net inventories at LIFO                                             100.0               122.8
              Supplies and repair parts                                            14.9                14.3
                                                                       -------------------------------------
                                                                             $    114.9         $     137.1
                                                                       =====================================


                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.        LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          Long term debt and capital lease obligations consist of the following:


                                                                                 JUNE 30,             DECEMBER 31,
                                                                            -------------------------------------------
                                                                                   1999                   1998
                                                                            -------------------------------------------
                                                                                           (In millions)
          Credit Facilities:
              Revolver                                                      $                -   $               223.0
              Tranche A Term Loan                                                            -                       -
              Tranche B Term Loan                                                        375.0                   375.0
                                                                            ------------------   ---------------------
                  Total Credit Facilities                                                375.0                   598.0
          Receivables Facility                                                            90.0                    63.0
          9.75% Senior Subordinated Notes Due 2009,
              net of discount                                                            297.8                       -
          Albion Capital Lease Obligations                                                26.9                    26.1
          Other                                                                            5.1                     6.3
                                                                            ------------------   ---------------------
                                                                            $            794.8   $               693.4
                                                                            ==================   =====================

          Issuance of 9.75% Senior Subordinated Notes Due 2009

          In March 1999, American Axle & Manufacturing, Inc., the Company's wholly-owned subsidiary, issued $300 million of 9.75% Senior Subordinated Notes Due 2009 (the "Notes"). The net proceeds from the sale of the notes were approximately $289 million after deduction of discounts to the initial purchasers and other fees and expenses.

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

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):


                                                                             THREE MONTHS            SIX MONTHS
                                                                             ENDED JUNE 30,         ENDED JUNE 30,
                                                                            1999       1998        1999       1998
                                                                          ---------  ---------   ---------  ---------
         Numerators for Basic and Diluted earnings per share:
             Net income (loss) available to
               common stockholders......................................... $.33.7    $  (7.0)     $ 62.7     $  9.9

         Denominators:
             Denominator for Basic earnings per share -
               weighted-average shares outstanding.........................   39.5       32.5        38.4       32.4

         Effect of dilutive securities:
             Dilutive stock options outstanding............................   10.6       10.8        10.6       10.8
                                                                            ------    -------      ------     ------

         Denominator for Diluted earnings per share -
             adjusted weighted-average shares and
               assumed conversion..........................................   50.1       43.3        49.0       43.2
                                                                            ======    =======      ======     ======

         Basic earnings per share.......................................... $.0.85    $ (0.21)     $ 1.63     $ 0.31
                                                                            ======    =======      ======     ======

         Diluted earnings per share........................................ $.0.67    $ (0.16)     $ 1.28     $ 0.23
                                                                            ======    =======      ======     ======


6.       COMPREHENSIVE INCOME

         Comprehensive income was $33.3 million and $61.8 million for the three months and six months ended June 30, 1999, respectively. Foreign currency translation is the only reconciling difference between comprehensive income and net income for the three and six months ended June 30, 1999. For the three months and six months ended June 30, 1998, comprehensive income was equal to net income.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       SALE-LEASEBACK

         In June 1999, the Company closed sale-leaseback transactions involving $138.0 million of existing machinery and equipment. These sale-leaseback transactions were financed under operating leases with terms of 10.25 years and 12 years and resulted in a current loss on the sale of machinery and equipment of $0.4 million. These sale-leaseback transactions also resulted in gains on the sale of machinery and equipment of approximately $4.0 million which will be recognized over the respective lease terms. Rental expense under these operating leases will approximate $18.6 million per annum through 2009 and $6.0 million thereafter.

8.       ACQUISITIONS

         On April 1, 1999, the Company purchased two forging companies, Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP"), for aggregate purchase consideration of approximately $225.9 million. Colfor specializes in precision cold, warm and hot forgings and operates three manufacturing facilities in Ohio. Giving effect as of January 1, 1998 to Colfor's October 1998 acquisition of Valley Forge, Inc., Colfor's pro forma 1998 sales would have been approximately $126 million. MSP manufactures precision forged powertrain, driveline, chassis and other components for the automotive industry using cold and warm forging processes at three manufacturing facilities in Michigan. MSP's 1998 sales were $56 million. Purchase consideration in excess of the fair value of net assets acquired in these transactions of approximately $149.4 million has been recorded as goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis presents the factors that had a material effect on our results of operations and cash flows during the three months ended June 30, 1999, and our financial position at June 30, 1999. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months and six months ended June 30, 1999 with the corresponding periods of 1998.

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As used in this Quarterly Report, unless the context otherwise requires, references to "we", "us" or "American Axle" shall mean collectively (i) American Axle & Manufacturing, Inc. ("AAM Inc."), a Delaware corporation, and its direct and indirect subsidiaries, and (ii) American Axle & Manufacturing Holdings, Inc. and its predecessor ("Holdings"), a Delaware corporation and the direct parent corporation of AAM, Inc.

COMPANY OVERVIEW

We are a premier Tier I supplier to the automotive industry and a world leader in the design, engineering and manufacture of driveline systems and chassis systems (including forged products) for trucks, buses, sport utility vehicles ("SUVs") and passenger cars. The driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. The driveline products produced by us include axles, propeller shafts, chassis components and forged products.

In addition to 13 locations in the United States (in Michigan, Ohio and New
York), AAM has offices and facilities in Japan, England, Germany and Scotland. A manufacturing facility and business office is currently under construction in Mexico.

We are General Motors Corporation's ("GM") principal supplier of driveline components for light trucks, SUVs and rear-wheel drive ("RWD") passenger cars. Sales to GM were approximately 88% of our net sales in the three months ended June 30, 1999.

ACQUISITION OF COLFOR AND MSP

On April 1, 1999, we purchased two forging companies, Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP") for aggregate purchase consideration of approximately $225.9 million. Colfor specializes in precision cold, warm and hot forgings and operates three manufacturing facilities in Ohio. Giving effect as of January 1, 1998 to Colfor's October 1998 acquisition of Valley Forge, Inc., Colfor's pro forma 1998 sales would have been approximately $126.0 million. MSP manufactures precision forged powertrain, driveline, chassis and other components for the automotive industry using cold and warm forging processes at three manufacturing facilities in Michigan. MSP's 1998 sales were $56.0 million. These acquisitions have been accounted for under the purchase method of accounting, and Colfor's and MSP's results since the acquisition date of April 1, 1999 are included in our consolidated financial results.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of net sales:

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                               1999          1998           1999           1998
                                                          ------------------------------------------------------------
Statement of income data
   Net sales                                                  100.0%         100.0%        100.0%         100.0%
   Cost of goods sold                                          86.5           95.2          86.6           92.0
                                                          ---------      ---------     ---------      ---------
   Gross profit                                                13.5            4.8          13.4            8.0
   Selling, general and administrative expenses                 4.7            5.1           4.8            4.7
   Goodwill amortization                                        0.1            0.0           0.1            0.0
                                                          ---------      ---------     ---------      ---------
   Operating income (loss)                                      8.7           (0.3)          8.5            3.3
   Net interest (expense)                                      (1.9)          (2.1)         (1.8)          (1.8)
   Other (expense) income                                      (0.2)           0.0          (0.1)           0.0
                                                          ---------      ---------     ---------      ---------
   Income (loss) before income taxes                            6.6           (2.4)          6.6            1.5
   Income tax expense                                           2.4           (0.9)          2.4            0.6
                                                          ---------      ---------     ---------      ---------
   Net income (loss)                                            4.2%          (1.5)%         4.2%           0.9%
                                                          =========      ==========    =========      =========

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales increased approximately 73% to $800.8 million for the three months ended June 30, 1999 compared with $462.9 million for the three months ended June 30, 1998. This increase was due primarily to:

- higher volumes resulting from strong demand for our driveline components used in the production of light trucks and SUVs, the fastest growing segment of the U.S. light vehicle market;

- increased sales related to GM's new full-size truck program (GMT-800), on which the Company receives a higher average dollar content per vehicle than its predecessor (GMT-400);
- the impact of Albion Automotive ("Albion"), which was acquired in the fourth quarter of 1998, and Colfor and MSP, which were both acquired on April 1, 1999;
- the impact of the GM work stoppage which occurred in June and July of 1998 and resulted in the shutdown of nearly all of GM's North American production facilities ("1998 GM work stoppage"); we estimate that sales lost as a result of the 1998 GM work stoppage in the three months ended June 30, 1998 were approximately $86.1 million;
- expiration of the temporary reductions of certain payments made by GM to us as part of our commercial arrangements at December 31, 1998 (the "temporary payment reductions") which adversely affected 1998 sales by approximately $15.5 million in the three months ended June 30, 1998.

Sales to customers other than GM increased $69.4 million to $98.8 million for the three months ended June 30, 1999, versus $29.4 million for the three months ended June 30, 1998. The increase in sales to customers other than GM is principally due to the inclusion of Albion, Colfor and MSP in 1999 and additional business we have obtained.

Gross Profit. Gross profit increased 388% to $108.4 million for the three months ended June 30, 1999 compared with $22.2 million for the three months ended June 30, 1998. Gross margin increased to 13.5% in the three months ended June 30, 1999 compared to 4.8% for the three months ended June 30, 1998. The increases in gross profit and gross margin in the three months ended June 30, 1999 were due primarily to the impact of:

-    higher production volumes;
- increased sales of next generation axle products which carry higher average selling prices;
-    productivity improvements; and
- the impact of the 1998 GM work stoppage which adversely affected 1998 results by approximately $29.2 million in the three months ended June 30, 1998; and
- expiration of the temporary payment reductions which adversely affected 1998 results by approximately $15.5 million in the three months ended June 30, 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including research and development) increased 61% to $38.0 million for the three months ended June 30, 1999 compared with $23.6 million for the three months ended June 30, 1998. The increase in spending was primarily due to:

-    our continued investment in research and development;
-    increases in support required for our expanding operations;
-    the inclusion of Albion, Colfor and MSP in 1999; and
- the adverse impact of the 1998 GM work stoppage on our profit-sharing program in the three months ended June 30, 1998.

Research and development ("R&D") expenses were $8.8 million for the three months ended June 30, 1999 compared to $5.6 million for the three months ended June 30, 1998. The increase in R&D expenses in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 was primarily due to the inclusion of Albion, Colfor and MSP in 1999 and other costs and expenses incurred to support new product programs.

Selling, general and administrative expenses as a percentage of sales decreased to 4.7% for the three months ended June 30, 1999 compared to 5.1% for the three months ended June 30, 1998. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to sales lost as a result of the 1998 GM work stoppage, offset by the factors described above which resulted in increased spending in 1999.

Operating Income. Operating income was $69.3 million for the three months ended June 30, 1999 compared to an operating loss of $(1.4) million for the three months ended June 30, 1998. Operating margin increased to 8.7% for the three months ended June 30, 1999 compared to an operating deficit of (0.3%) for the three months ended June 30, 1998. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit partially offset by the impact of increased selling, general and administrative expenses also discussed above and goodwill amortization related to the Albion, Colfor and MSP acquisitions.

Net Interest. Net interest expense was $15.1 million for the three months ended June 30, 1999 compared to net interest expense of $9.9 million for the three months ended June 30, 1998. The increase in net interest expense was primarily due to higher average outstanding debt levels in 1999 and higher average interest rates primarily associated with the 9.75% Senior Subordinated Notes we issued in March 1999.

Income Tax Expense. There was income tax expense of $19.3 million for the three months ended June 30, 1999 compared to an income tax benefit ($4.2) million for the three months ended June 30, 1998. Our effective income tax rate was approximately 36.4% for the three months ended June 30, 1999 and 37.5% for the three months ended June 30, 1998.

Net Income. There was net income of $33.7 million for the three months ended June 30, 1999 compared to a net loss of ($7.0) million for the three months ended June 30, 1998, primarily due to the factors discussed above.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales increased approximately 43% to $1,498.5 million for the six months ended June 30, 1999 compared with $1,046.2 million for the six months ended June 30, 1998. This increase was due primarily to:

- higher volumes resulting from strong demand for our driveline components used in the production of light trucks and SUVs, the fastest growing segment of the U.S. light vehicle market;
- increased sales related to GM's new full-size truck program (GMT-800), on which the Company receives a higher average dollar content per vehicle than its predecessor (GMT-400);
- the impact of Albion Automotive, which was acquired in the fourth quarter of 1998, and Colfor and MSP, which were both acquired on April 1, 1999;

- the impact of the 1998 GM work stoppage which adversely affected 1998 sales by approximately $86.1 million in the six months ended June 30, 1998; and
- expiration of the temporary reductions which adversely affected 1998 sales by approximately $28.2 million in the six months ended June 30, 1998.

Sales to customers other than GM increased $101.0 million to $156.4 million for the six months ended June 30, 1999, versus $55.4 million for the six months ended June 30, 1998. The increase in sales to customers other than GM is primarily due to the inclusion of Albion, Colfor and MSP in 1999 and additional business we have obtained.

Gross Profit. Gross profit increased 139% to $200.5 million for the six months ended June 30, 1999 compared with $84.0 million for the six months ended June 30, 1998. Gross margin increased to 13.4% in the six months ended June 30, 1999 compared to 8.0% for the six months ended June 30, 1998. The increases in gross profit and gross margin in the six months ended June 30, 1999 were due primarily to the impact of:

-    higher production volumes;
- increased sales of next generation axle products which carry higher average selling prices;
-    productivity improvements;
- the impact of the 1998 GM work stoppage which adversely affected 1998 results by approximately $29.2 million in the six months ended June 30, 1998; and
- expiration of the temporary payment reductions which adversely affected 1998 results by approximately $28.2 million in the six months ended June 30, 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including R&D) increased 46% to $71.8 million for the six months ended June 30, 1999 compared with $49.1 million for the six months ended June 30, 1998. Selling, general and administrative expenses as a percentage of sales increased to 4.8% for the six months ended June 30, 1999 compared to 4.7% for the six months ended June 30, 1998. The increase in spending was primarily due to:

-    our continued investment in research and development;
-    increases in support required for our expanding operations,
-    the inclusion of Albion, Colfor and MSP in 1999; and
- the adverse impact of the 1998 GM work stoppage on our profit-sharing program in the six months ended June 30, 1998.

R&D expenses were $17.2 million for the six months ended June 30, 1999 compared to $12.0 million for the six months ended June 30, 1998. The increase in R&D expenses in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was primarily due to the inclusion of Albion, Colfor and MSP in 1999 and other costs and expenses incurred to support new product programs.

Operating Income. Operating income was $127.5 million for the six months ended June 30, 1999 compared to $34.9 million for the six months ended June 30, 1998. Operating margin increased to 8.5% for the six months ended June 30, 1999 compared to 3.3% for the three months ended June 30, 1998. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit partially offset by the impact of increased selling, general and administrative expenses also discussed above and goodwill amortization related to the Albion, Colfor and MSP acquisitions.

Net Interest. Net interest expense was $27.1 million for the six months ended June 30, 1999 compared to net interest expense of $19.6 million for the six months ended June 30, 1998. The increase in net interest expense was primarily due to higher average outstanding debt levels in 1999 and higher average interest rates primarily associated with the 9.75% Senior Subordinated Notes we issued in 1999.

Income Tax Expense. There was income tax expense of $36.3 million for the six months ended June 30, 1999 compared to $5.8 million for the six months ended June 30, 1998. Our effective income tax rate was approximately 36.7% for the six months ended June 30, 1999 and 36.9% for the six months ended June 30, 1998.

Net Income. There was net income of $62.7 million for the six months ended June 30, 1999 compared to $9.9 million for the six months ended June 30, 1998, primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our overall ability to mobilize cash to support business needs and to fund growth. We rely primarily upon cash flow from operations and borrowings under our Credit Facilities and a $153 million receivables purchase facility (the "Receivables Facility") to finance operations and capital expenditures.

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

The following significant events have also impacted our liquidity and financial flexibility:

- On February 3, 1999, we completed an initial public offering ("IPO") and issued 7 million shares of common stock. The net proceeds of the IPO, after deduction of associated expenses, were $107.7 million and were used to reduce outstanding borrowings under the Revolving Credit Facility (but not the related commitments).

- In March 1999, AAM Inc. issued $300 million of 9.75% Senior Subordinated Notes Due 2009 (the "Notes"). The net proceeds from the sale of the Notes were approximately $289 million after deduction of discounts to the initial purchasers and other fees and expenses. The net proceeds have been used to repay existing debt under the Revolving Credit Facility and replace financing provided by the Receivables Facility, with the remainder of such net proceeds used for general corporate purposes, including financing acquisitions and capital expenditures.

- On April 1, 1999 we purchased two forging companies, Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP") for aggregate purchase consideration of approximately $225.9 million. Purchase consideration in excess of the fair value of net assets acquired in these transactions of approximately $149.4 million has been recorded as goodwill.

- In March 1999 and June 1999, we closed sale-leaseback transactions involving $187.0 million of existing machinery and equipment. These sale-leaseback transactions were financed under operating leases that will have a negative impact on our operating income and will result in lower depreciation and amortization, but will have no material impact on our net income.

At June 30, 1999, we had working capital of $136.3 million compared with a working capital deficit of $68.9 million at December 31, 1998. This increase in working capital was due primarily to the $158.7 million of net cash provided by operating activities in the six months ended June 30, 1999, which resulted principally from the following:

-    net income earned by us of $62.7 million;
- non-cash charges for depreciation and amortization, deferred income taxes, pensions and other postretirement benefits of $81.2 million; and
- $86.9 million of cash provided by a reduction in inventories and an increase in current liabilities, offset by an increase in accounts receivable of $76.9 million.

Working capital at June 30, 1999 also increased as a result of the net cash proceeds held at June 30, 1999 from the IPO, the issuance of the Notes and the sale-leaseback transactions, after repayment of outstanding borrowings on the Revolving Credit and Receivables facilities and the funding of capital expenditures and the Colfor and MSP purchase consideration, and the addition of Colfor and MSP working capital.

As part of our arrangements with GM, payment terms for products shipped to GM will steadily lengthen during the three-year period beginning March 1, 1999, resulting in an expected increase in accounts receivable balances and a related anticipated increase in interest expense related to our funding of working capital. The increase in accounts receivable from GM at June 30, 1999, compared with December 31, 1998, reflects the transition from next day payment terms to net 10 days effective March 1, 1999. We anticipate that this and future increases in working capital associated with the lengthening of GM payment terms, will be funded from available sources including cash flow from operations and our Credit Facilities.

At June 30, 1999, $375.0 million of borrowings were outstanding under the Term Loan Facility and $375.0 million was available for future borrowings under the Term Loan and Revolving Credit Facilities. Additionally at June 30, 1999, $90.0 million was outstanding and $5.2 million was available under the variable funding certificates of the Receivables Facility.

The weighted average interest rate of our long-term debt outstanding as of June 30, 1999 was approximately 8.2% and was approximately 8.0% at December 31, 1998. This increase in the weighted average interest rate of our long-term debt outstanding is primarily due to the impact of the issuance of the Notes.

Capital expenditures were $110.0 million in the six months ended June 30, 1999 and $121.4 million in the six months ended June 30, 1998. These investments were primarily made to support the launch of new product programs, to reduce labor-intensive operations, to support additional capacity and for cost reduction programs, including upgrades in machinery technology and quality standards. We estimate that we will invest approximately $300 million in capital expenditures during 1999, which we intend to fund from available sources, including cash on-hand at June 30, 1999, cash provided from operations, and borrowings under the Credit Facilities or the Receivables Facility.

On an overall basis, we believe our lines of credit are adequate to support ongoing operational requirements. Beyond that, we believe we have sufficient financial flexibility to attract long-term funding on acceptable terms as may be needed to support our growth objectives.

SEASONALITY

Our business is moderately seasonal as our major OEM customers historically have a two week shutdown of operations in July and an approximate one week shutdown in December. In addition, our OEM customers traditionally have incurred lower production rates in the third quarter. Accordingly, third and fourth quarter results may reflect these trends.

FINANCIAL INSTRUMENTS MARKET RISK

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates. Our hedging policy attempts to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs. We hedge our interest rate risks by utilizing swaps and collars. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency risks and did not have any financial instruments to reduce currency risks at June 30, 1999, or at December 31, 1998. We do not hold financial instruments for trading or speculative purposes.

The Credit Facilities require us to enter into interest rate hedging arrangements with a notional value of $112.5 million. The arrangements entered into by us, which terminate in December 2000, require us to pay a floating rate of interest based on three-month LIBOR with a cap rate of 6.5% and a floor rate of 5.5%.

Interest Rate Risk. As part of our risk-management program, we perform sensitivity analyses to assess potential gains and losses in earnings and changes in fair value relating to hypothetical movements in interest rates. A 100 basis-point increase in interest rates (approximately 12.5% of our weighted average interest rate) affecting our debt obligations, related interest rate swaps and collars (based on balances existing at December 31, 1998), would have impacted our 1998 pretax earnings by approximately $5.9 million.

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

The Year 2000 compliance program implemented by us addresses all plant facilities, equipment, computer hardware and software, and business support equipment. The Year 2000 compliance program also includes modifications and conversions necessary to address our systems and process interfaces with third-party suppliers and customers. To date, we have named Year 2000 compliance program team leaders, established project teams covering all locations worldwide (including Colfor and MSP), completed our assessment of all systems which we believe could be significantly affected by the Year 2000 issue, defined plans for remediation and issued communications to all our departments regarding Year 2000 issues and strategies. Management presently believes that, with modifications to existing systems and processes currently in process and scheduled to be completed in October 1999, Year 2000 compliance will not pose significant operational problems. In addition we plan to impose a moratorium on non-essential system enhancements from October 1999 through January 2000.

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

- systems incompatibilities with key suppliers or customers resulting from software conversions or other modifications; and

- our inability to modify or replace systems on a timely basis, which could result in manufacturing process delays that interrupt product shipments.

We are presently developing contingency plans for all significant components of our computer information systems, including all plant equipment and business support equipment and expect to complete such contingency arrangements by October 1999. These contingency plans involve, among other things, manual work-arounds, alternative sourcing strategies and flexible staffing arrangements.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1999, FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133", was issued. FASB Statement No 137 and FASB Statement No. 133 establish standards for the recognition and measurement of derivatives and hedging activities. These statements are effective for fiscal years beginning after June 15, 2000. We are currently analyzing the impact these statements will have on our financial statements.

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

PART II OTHER INFORMATION

Item 5.  Other information

       Effective July 6, 1999, the Company appointed Robin J. Adams to the position of Executive Vice President and Chief Financial Officer.

       On April 21, 1999, Forest J. Farmer Sr. and Robert L. Friedman were elected to the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)    Report on Form 8-K

       During the quarter ended June 30, 1999, the Company filed no Current Reports on Form 8-K.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                                  (Registrant)


Date:  August 16, 1999            By: /s/ Robin J. Adams
                                        ------------------
                                  Robin J. Adams
                                  Executive Vice President and
                                  Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits were previously filed unless otherwise indicated:


Number                Description of Exhibit                                                         Page Number
------                ----------------------                                                         -----------
*10.01                Employment agreement, dated as of July 6,                                           **
                      1999,                  by and between American Axle &
                      Manufacturing Holdings, Inc. and Robin J. Adams.

*12.01                Statement of Computation of Ratio of Earnings to Fixed
                      Charges                                                                             24

*27                   Financial Data Schedule                                                             **

                               (All other exhibits are not applicable.)

--------------------------------------------------------------------------------


*   Filed herewith
**  Shown only in the original filed with the Securities and Exchange Commission