Form 10-Q
period 1999-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 1999-11-12
CIK 1062231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------           SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1999

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 -----     -----
                         Commission file number 1-14303


                  American Axle & Manufacturing Holdings, Inc.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         36-3161171
                --------                                         ----------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

1840 Holbrook Avenue, Detroit, Michigan                          48212-3488
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


                                 (313) 974-2000
                                 --------------
                         (Registrant's telephone number,
                              including area code)


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
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 29, 1999, the latest practicable date, was 46,357,012 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                        1999                1998
                                                                 ------------------  -----------------
                               ASSETS                                         (In millions)
Current assets:
     Cash and equivalents                                            $   172.9          $     4.5
     Accounts receivable, net                                            245.6              123.8
     Inventories                                                         121.4              137.1
     Prepaid expenses and other                                            7.7               14.5
     Deferred income taxes                                                13.6               14.1
                                                                     ---------          ---------
Total current assets                                                     561.2              294.0

Property, plant and equipment, net                                       851.0              829.3
Deferred income taxes                                                     52.2               62.2
Goodwill and other assets                                                198.1               40.7
                                                                     =========          =========
TOTAL ASSETS                                                         $ 1,662.5          $ 1,226.2
                                                                     =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $   278.5          $   232.8
     Accrued compensation and benefits                                   148.9              105.4
     Other accrued expenses                                               40.5               24.7
                                                                     ---------          ---------
Total current liabilities                                                467.9              362.9

Long-term debt and capital lease obligations                             795.3              693.4
Postretirement benefits and other long-term liabilities                  163.2              129.5
                                                                     ---------          ---------
TOTAL LIABILITIES                                                      1,426.4            1,185.8

Stockholders' equity
     Common stock, par value $.01 per share                                0.4                  -
     Paid-in capital                                                     199.8               92.5
     Retained earnings (accumulated deficit)                              36.6              (51.5)
     Cumulative translation adjustment                                    (0.7)              (0.6)
                                                                     ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                               236.1               40.4
                                                                     =========          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,662.5            1,226.2
                                                                     =========          =========


See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended         Nine months ended
                                                    September 30,            September 30,
                                                ------------------         -----------------
                                                  1999       1998           1999     1998
                                                  ----       ----           ----     ----
                                                    (In millions, except per share amounts)
Net sales                                       $ 718.8    $ 364.8      $ 2,217.3  $ 1,411.0

Cost of goods sold                                629.4      362.8        1,927.4    1,325.0
                                                -------    -------      ---------  ---------

Gross profit                                       89.4        2.0          289.9       86.0

Selling, general and
     administrative expenses                       33.2       22.6          105.0       71.7
Goodwill amortization                               1.1          -            2.3          -
                                                -------    -------      ---------  ---------

Operating income (loss)                            55.1      (20.6)         182.6       14.3

Net interest expense                              (14.3)     (12.8)         (41.4)     (32.4)

Other (expense) income, net                           -       (0.2)          (1.4)       0.2
                                                -------    -------      ---------  ---------

Income (loss) before income taxes                  40.8      (33.6)         139.8      (17.9)

Income taxes (benefit)                             15.4      (12.5)          51.7       (6.7)
                                                -------    -------      ---------  ---------

Net income (loss)                               $  25.4    $ (21.1)     $    88.1  $   (11.2)
                                                =======    =======      =========  =========


Basic earnings (loss) per share                 $  0.64    $ (0.65)     $    2.27  $   (0.35)
                                                =======    =======      =========  =========

Diluted earnings (loss) per share               $  0.50    $ (0.65)     $    1.78  $   (0.35)
                                                =======    =======      =========  =========

Average shares outstanding:

     Basic earnings (loss) per share               39.5       32.5           38.7       32.4
                                                =======    =======      =========  =========

     Diluted earnings (loss) per share             50.1       32.5           49.3       32.4
                                                =======    =======      =========  =========



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                     --------------------------
                                                                                        1999            1998
                                                                                        ----            ----
                                                                                           (In millions)
OPERATING ACTIVITIES
Net income (loss)                                                                       $ 88.1       $ (11.2)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                        70.2          50.4
     Deferred income taxes                                                                14.0          (8.5)
     Pensions and other postretirement benefits, net of
         contributions                                                                    33.8          10.9
     Loss on disposal of equipment                                                         1.9           0.2
     Changes in operating assets and liabilities:
         Accounts receivable                                                             (99.4)         72.0
         Inventories                                                                      24.7         (28.7)
         Current liabilities                                                              74.7         (22.2)
         Other assets and liabilities                                                      5.5         (20.1)
                                                                                        ------       -------
Net cash provided by operating activities                                                213.5          42.8
                                                                                        ------       -------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                         (206.1)       (158.8)
Acquisitions, net of cash acquired                                                      (225.9)            -
Proceeds from sale-leaseback of equipment                                                187.0             -
                                                                                        ------       -------
Net cash used in investing activities                                                   (245.0)       (158.8)
                                                                                        ------       -------

FINANCING ACTIVITIES
Payments on Revolving Credit and Receivables facilities, net                            (196.0)        (25.3)
Proceeds from issuance of long-term debt and
     capital lease obligations, net                                                      297.9         128.0
Debt issuance costs                                                                       (9.7)            -
Proceeds from issuance of common stock, net                                              107.7           0.3
                                                                                        ------       -------
Net cash provided by financing activities                                                199.9         103.0
                                                                                        ------       -------

Effect of exchange rate changes on cash                                                      -             -
                                                                                        ------       -------

Net increase (decrease) in cash and equivalents                                          168.4         (13.0)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                4.5          17.3
                                                                                        ------       -------

CASH AND EQUIVALENTS AT END OF PERIOD                                                   $172.9       $   4.3
                                                                                        ======       =======



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

         Basis of Presentation

         The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

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

                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                              1999                   1998
                                                                      ----------------------------------------------
                                                                                       (In millions)
            Assets:
               Current assets                                             $        561.2        $        294.0
               Noncurrent assets                                                 1,101.3                 932.2
                                                                      ==============================================
                 Total assets                                             $      1,662.5        $      1,226.2
                                                                      ==============================================

            Liabilities:
               Current liabilities                                        $        467.9        $       362.9
               Noncurrent liabilities                                              958.5                822.9
                                                                      ==============================================
                 Total liabilities                                        $      1,426.4        $     1,185.8
                                                                      ==============================================

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ----------------------------------------------
                                                                              1999                   1998
                                                                      ----------------------------------------------
                                                                                       (In millions)
             Net sales                                                    $     2,217.3         $    1,411.0
             Gross profit                                                         289.9                 86.0
             Net income (loss)                                                     88.1                (11.2)

3.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the last in first out method. Inventories consist of the following:

                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                              1999               1998
                                                                       ---------------------------------------
                                                                                      (In millions)
              Raw materials and work-in-process                                $   100.8      $   87.6
              Finished goods                                                        13.9          42.2
                                                                       ---------------------------------------
              Gross inventories at cost                                            114.7         129.8
              Excess of cost over LIFO cost                                         (8.2)         (7.0)
                                                                       ---------------------------------------
              Net inventories at LIFO                                              106.5         122.8
              Supplies and repair parts                                             14.9          14.3
                                                                       ---------------------------------------
                                                                               $   121.4      $  137.1
                                                                       =======================================

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.        LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          Long term debt and capital lease obligations consist of the following:

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                          ---------------------------
                                                                               1999        1998
                                                                             ---------------------
                                                                                 (In millions)
          Credit Facilities:
              Revolver                                                       $     -     $ 223.0
              Tranche A Term Loan                                                  -           -
              Tranche B Term Loan                                              375.0       375.0
                                                                             -------     -------
                  Total Credit Facilities                                      375.0       598.0
          Receivables Facility                                                  90.0        63.0
          9.75% Senior Subordinated Notes Due 2009,
              net of discount                                                  297.8           -
          Albion Capital Lease Obligations                                      27.7        26.1
          Other                                                                  4.8         6.3
                                                                             -------     -------
                                                                             $ 795.3     $ 693.4
                                                                             =======     =======


          Issuance of 9.75% Senior Subordinated Notes Due 2009

          In March 1999, AAM, Inc., issued $300.0 million of 9.75% Senior Subordinated Notes Due 2009 (the "Notes"). The net proceeds from the sale of the notes were approximately $288.7 million after deduction of discounts to the initial purchasers and other fees and expenses.

          Resyndication of Revolving Receivables Facility

          In March 1999, the Company resyndicated its revolving receivables facility through its subsidiary, AAM Receivables Corp. In addition, this facility was increased from $125.0 million to $153.0 million. The terms of the resyndicated receivables facility are substantially the same as the Company's previous receivables facility.

          Amendment of Credit Facilities

          In October 1999, the Company extended the availability of $102.2 million of the Tranche A Term Loan to July 2000. Of the $125.0 million of original Tranche A Term Loan availability, $22.8 million expired unused. There have been no borrowings on the Tranche A Term Loan to date.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

                                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                                             1999        1998       1999        1998
                                                                           ---------  ----------  ---------  ----------
         Numerators for Basic and Diluted
             earnings (loss) per share:
             Net income (loss) available to
               common stockholders....................................       $ 25.4     $ (21.1)    $ 88.1     $ (11.2)

         Denominators:
             Denominator for Basic earnings (loss) per share -
               weighted-average shares outstanding....................         39.5        32.5       38.7        32.4

         Effect of dilutive securities:
             Dilutive stock options outstanding.......................         10.6           -       10.6           -
                                                                             ------     -------     ------     -------

         Denominator for Diluted earnings (loss) per share -
             adjusted weighted-average shares and
               assumed conversion.....................................         50.1        32.5       49.3        32.4
                                                                             ======     =======     ======     =======

         Basic earnings (loss) per share..............................       $ 0.64     $ (0.65)    $ 2.27     $ (0.35)
                                                                             ======     =======     ======     =======

         Diluted earnings (loss) per share............................       $ 0.50     $ (0.65)    $ 1.78     $ (0.35)
                                                                             ======     =======     ======     =======

         Exercise of Stock Options

         In October 1999, an officer of the Company exercised options to purchase 6,891,915 shares of the Company's common stock at an exercise price of $.01 per share. After the exercise, the number of shares of the Company's common stock outstanding increased to 46,357,012 shares. However, this exercise will have only a nominal impact on the Company's reporting of diluted earnings per share for the year ending December 31, 1999.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       COMPREHENSIVE INCOME

         Comprehensive income was $26.2 million and $88.0 million for the three months and nine months ended September 30, 1999, respectively. Foreign currency translation is the only reconciling difference between comprehensive income and net income for the three and nine months ended September 30, 1999. For the three months and nine months ended September 30, 1998, comprehensive income was equal to net income.

7.       ACQUISITIONS

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

8.       SUBSEQUENT EVENT - JOINT VENTURE

         In October 1999, the Company acquired a majority interest in a joint venture with Hubner Industria Mecanica Ltda., of Curitiba, Parana in Southern Brazil. Through the joint venture, a new company, AAM do Brasil Ltda., will conduct the business of the former OEM operating unit of Hubner, which machines forgings and driveline components for automotive OEMs. Beginning in the fourth quarter of 1999, the operating results of the joint venture will be included in the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis presents the factors that had a material effect on our results of operations and cash flows during the three months ended September 30, 1999, and our financial position at September 30, 1999. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months and nine months ended September 30, 1999 with the corresponding periods of 1998.

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

COMPANY OVERVIEW

We are a premier Tier I supplier to the automotive industry and a world leader in the design, engineering and manufacture of driveline systems and chassis systems (including forged products) for trucks, buses, sport utility vehicles ("SUVs") and passenger cars. The driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. The driveline products that we produce include axles, propeller shafts, chassis components and forged products.

In addition to 13 locations in the United States (in Michigan, Ohio and New
York), AAM has offices and facilities in Japan, England, Germany and Scotland. A manufacturing facility and business office is currently under construction in Mexico.

We are General Motors Corporation's ("GM") principal supplier of driveline components for light trucks, SUVs and rear-wheel drive ("RWD") passenger cars. Sales to GM were approximately 85% of our net sales in the three months ended September 30, 1999.

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

RECENT DEVELOPMENTS

In October 1999, the Company established a joint venture with Hubner Industria Mecanica Ltda., of Curitiba, Parana in Southern Brazil. Through the joint venture, a new company, AAM do Brasil Ltda., will conduct the business of the former OEM operating unit of Hubner, which machines forgings and driveline components for automotive OEMs.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of net sales:


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                               1999          1998           1999           1998
                                                          ------------------------------------------------------------
Statement of income data

   Net sales                                                 100.0%         100.0%        100.0%         100.0%
   Cost of goods sold                                         87.6           99.5          86.9           93.9
                                                          --------       --------      --------       --------
   Gross profit                                               12.4            0.5          13.1            6.1
   Selling, general and administrative expenses                4.6            6.2           4.7            5.1
   Goodwill amortization                                       0.2            0.0           0.1            0.0
                                                          --------       --------      --------       --------
   Operating income (loss)                                     7.6           (5.7)          8.3            1.0
   Net interest (expense)                                     (2.0)          (3.5)         (1.9)          (2.3)
   Other (expense) income                                     (0.0)           0.0          (0.1)           0.0
                                                          --------       --------      --------       --------
   Income (loss) before income taxes                           5.6           (9.2)          6.3           (1.3)
   Income tax expense (benefit)                                2.1           (3.4)          2.3           (0.5)
                                                          --------       --------      --------       --------
   Net income (loss)                                           3.5%          (5.8)%         4.0%          (0.8)%
                                                          ========       ========      ========       ========

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net sales increased approximately 97% to $718.8 million for the three months ended September 30, 1999 as compared to $364.8 million for the three months ended September 30, 1998. This increase was due primarily to:

- higher volumes resulting from strong demand for our driveline components used in the production of light trucks and SUVs, the fastest growing segment of the U.S. light vehicle market;
- increased sales related to GM's new full-size truck program (GMT-800), on which the Company receives a higher average dollar content per vehicle than its predecessor (GMT-400);
- sales from Albion Automotive ("Albion"), which was acquired in the fourth quarter of 1998, and Colfor and MSP, which were both acquired on April 1, 1999;
- the impact of the GM work stoppage which occurred in June and July of 1998 and resulted in the shutdown of nearly all of GM's North American production facilities ("1998 GM work stoppage"); we estimate that sales lost as a result of the 1998 GM work stoppage in the three months ended September 30, 1998 were approximately $101.6 million; and
- expiration of the temporary reductions of certain payments made by GM to us as part of our commercial arrangements at December 31, 1998 (the "temporary payment reductions") which adversely affected 1998 sales by approximately $10.6 million in the three months ended September 30, 1998.

Sales to customers other than GM increased $76.9 million to $106.7 million for the three months ended September 30, 1999, versus $29.8 million for the three months ended September 30, 1998. The increase in sales to customers other than GM is principally due to the inclusion of Albion, Colfor and MSP sales in 1999 and additional non-GM business we have obtained.

Gross Profit. Gross profit increased to $89.4 million for the three months ended September 30, 1999 as compared to $2.0 million for the three months ended September 30, 1998. Gross margin increased to 12.4% in the three months ended September 30, 1999 as compared to 0.5% for the three months ended September 30, 1998. The increases in gross profit and gross margin in the three months ended September 30, 1999 were due primarily to the impact of:

-        higher production volumes;
- increased sales of next generation axle products which carry higher average selling prices;
-        productivity improvements;
- the impact of the 1998 GM work stoppage which adversely affected 1998 results by approximately $42.0 million in the three months ended September 30, 1998; and
- expiration of the temporary payment reductions which adversely affected 1998 results by approximately $10.6 million in the three months ended September 30, 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including research and development) increased 46.9% to $33.2 million for the three months ended September 30, 1999 as compared to $22.6 million for the three months ended September 30, 1998. The increase in spending was primarily due to:

-        our continued increasing investment in research and development;
-        increases in support required for our expanding operations;
-        the inclusion of Albion, Colfor and MSP in 1999; and
- the adverse impact of the 1998 GM work stoppage on our profit-sharing program in the three months ended September 30, 1998.

Research and development ("R&D") expenses were $9.6 million for the three months ended September 30, 1999 as compared to $7.1 million for the three months ended September 30, 1998. The increase in R&D expenses in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 was primarily due to the increased costs of supporting new product programs currently under development, as well as the inclusion of Albion, Colfor and MSP R&D in 1999.

Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 4.6% for the three months ended September 30, 1999 as compared to 6.2% for the three months ended September 30, 1998. The decrease in SG&A as a percentage of sales was primarily due to sales lost as a result of the 1998 GM work stoppage, offset by the factors described above which resulted in increased spending in 1999.

Operating Income. Operating income was $55.1 million for the three months ended September 30, 1999 as compared to an operating loss of $20.6 million for the three months ended September 30, 1998. Operating margin increased to 7.6% for the three months ended September 30, 1999 as compared to an operating margin deficit of 5.7% for the three months ended September 30, 1998. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit, partially offset by increased SG&A and goodwill amortization related to Albion, Colfor and MSP.

Net Interest Expense. Net interest expense was $14.3 million for the three months ended September 30, 1999 as compared to net interest expense of $12.8 million for the three months ended September 30, 1998. The increase in net interest expense was primarily due to higher average outstanding debt levels and higher average interest rates in 1999 primarily associated with the 9.75% Senior Subordinated Notes we issued in March 1999. This increase was partially offset by interest income related to a higher amount of cash on-hand and a higher amount of interest capitalized on construction in progress.

Income Tax Expense. Income tax expense was $15.4 million for the three months ended September 30, 1999 as compared to an income tax benefit of $12.5 million for the three months ended September 30, 1998. Our effective income tax rate was approximately 37.7% for the three months ended September 30, 1999 and 37.2% for the three months ended September 30, 1998.

Net Income. Net income was $25.4 million for the three months ended September 30, 1999 compared to a net loss of $21.1 million for the three months ended September 30, 1998, primarily due to the factors discussed above.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net sales increased approximately 57.1% to $2,217.3 million for the nine months ended September 30, 1999 as compared to $1,411.0 million for the nine months ended September 30, 1998. This increase was due primarily to:

- higher volumes resulting from strong demand for our driveline components used in the production of light trucks and SUVs, the fastest growing segment of the U.S. light vehicle market;
- increased sales related to GM's new full-size truck program (GMT-800), on which the Company receives a higher average dollar content per vehicle than its predecessor (GMT-400);
- sales from Albion Automotive, which was acquired in the fourth quarter of 1998, and Colfor and MSP, which were both acquired on April 1, 1999;
- the impact of the 1998 GM work stoppage which adversely affected 1998 sales by approximately $187.7 million in the nine months ended September 30, 1998; and
- expiration of the temporary payment reductions which adversely affected 1998 sales by approximately $38.8 million in the nine months ended September 30, 1998.

Sales to customers other than GM increased $213.0 million to $298.0 million for the nine months ended September 30, 1999, versus $85.0 million for the nine months ended September 30,

1998. The increase in sales to customers other than GM is primarily due to the inclusion of Albion, Colfor and MSP sales in 1999 and additional non-GM business we have obtained.

Gross Profit. Gross profit increased 237% to $289.9 million for the nine months ended September 30, 1999 as compared to $86.0 million for the nine months ended September 30, 1998. Gross margin increased to 13.1% in the nine months ended September 30, 1999 as compared to 6.1% for the nine months ended September 30, 1998. The increases in gross profit and gross margin in the nine months ended September 30, 1999 were due primarily to the impact of:

-        higher production volumes;
- increased sales of next generation axle products which carry higher average selling prices;
-        productivity improvements;
- the impact of the 1998 GM work stoppage which adversely affected 1998 results by approximately $71.2 million in the nine months ended September 30, 1998; and
- expiration of the temporary payment reductions which adversely affected 1998 results by approximately $38.8 million in the nine months ended September 30, 1998.

Selling, General and Administrative Expenses. SG&A (including R&D) increased 46.4% to $105.0 million for the nine months ended September 30, 1999 as compared to $71.7 million for the nine months ended September 30, 1998. SG&A as a percentage of sales decreased to 4.7% for the nine months ended September 30, 1999 as compared to 5.1% for the nine months ended September 30, 1998. The increase in spending was primarily due to:

-        our continued increasing investment in research and development;
-        increases in support required for our expanding operations;
-        the inclusion of Albion, Colfor and MSP in 1999; and
- the adverse impact of the 1998 GM work stoppage on our profit-sharing program in the nine months ended September 30, 1998.

R&D expenses were $26.8 million for the nine months ended September 30, 1999 as compared to $19.1 million for the nine months ended September 30, 1998. The increase in R&D expenses in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily due to the increased costs of supporting new product programs currently under development, as well as the inclusion of Albion, Colfor and MSP R&D in 1999.

Operating Income. Operating income was $182.6 million for the nine months ended September 30, 1999 as compared to $14.3 million for the nine months ended September 30, 1998. Operating margin increased to 8.3% for the nine months ended September 30, 1999 as compared to 1.0% for the nine months ended September 30, 1998. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit partially offset by increased SG&A and goodwill amortization related to the Albion, Colfor and MSP acquisitions.

Net Interest Expense. Net interest expense was $41.4 million for the nine months ended September 30, 1999 as compared to net interest expense of $32.4 million for the nine months ended September 30, 1998. The increase in net interest expense was primarily due to higher average outstanding debt levels and higher average interest rates in 1999 primarily associated with the 9.75% Senior Subordinated Notes we issued in 1999. This increase was partially offset by a higher amount of cash on-hand and a higher amount of interest capitalized on construction in progress.

Income Tax Expense. Income tax expense was $51.7 million for the nine months ended September 30, 1999 as compared to an income tax benefit of $6.7 million for the nine months ended September 30, 1998. Our effective income tax rate was approximately 37.0% for the nine months ended September 30, 1999 and 37.4% for the nine months ended September 30, 1998.

Net Income. Net income was $88.1 million for the nine months ended September 30, 1999 as compared to a net loss of $11.2 million for the nine months ended September 30, 1998, primarily due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our overall ability to mobilize cash to support business needs and to fund growth. We rely primarily upon cash flow from operations and borrowings under our Credit Facilities and our $153.0 million receivables purchase facility (the "Receivables Facility") to finance operations and capital expenditures.

The Credit Facilities consist of:

- a Senior Secured Term Loan Facility (the "Tranche A Term Loan Facility") providing for delayed draw term loans in an aggregate principal amount of $102.2 million as amended in October 1999;

- a Senior Secured Term Loan Facility (the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facility") providing for term loans in an aggregate principal amount of $375.0 million; and

- a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") providing for revolving loans and the issuance of letters of credit in an aggregate principal and stated amount not to exceed $250.0 million (of which not more than $30 million may be represented by letters of credit).

The following significant events have impacted our liquidity and financial flexibility in 1999:

- In February 1999, we completed an initial public offering ("IPO") and issued 7.0 million shares of common stock. The net proceeds of the IPO, after deduction of associated expenses, were $107.7 million and were used to reduce outstanding borrowings under the Revolving Credit Facility (but not the related commitments).

- In March 1999, AAM Inc. issued $300 million of 9.75% Senior Subordinated Notes Due 2009 (the "Notes"). The net proceeds from the sale of the Notes were approximately $288.7 million after deduction of discounts to the initial purchasers and other fees and expenses. The net proceeds have been used to repay existing debt under the Revolving Credit Facility and replace financing provided by the Receivables Facility, with the remainder of such net proceeds used for general corporate purposes, including financing acquisitions and capital expenditures.

- In April 1999 we purchased two forging companies, Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP") for aggregate purchase consideration of approximately $225.9 million. Purchase consideration in excess of the fair value of net assets acquired in these transactions of approximately $149.4 million has been recorded as goodwill.

- In March 1999 and June 1999, we closed sale-leaseback transactions involving $187.0 million of existing machinery and equipment. These sale-leaseback transactions were financed under operating leases that will have a negative impact on our operating income and will result in lower depreciation and amortization, but will have no material impact on our net income.

- In October 1999, the Company extended the availability of $102.2 million of the Tranche A Term Loan to July 2000. Of the $125.0 million of original Tranche A Term Loan availability, $22.8 million expired unused. There have been no borrowings on the Tranche A Term Loan to date.

At September 30, 1999, we had working capital of $93.3 million as compared to a working capital deficit of $68.9 million at December 31, 1998. For the nine months ended September 30, 1999, our net cash provided by operating activities exceeded capital expenditures by approximately $7.4 million. Working capital also increased in the nine months ended September 30, 1999 as a result of the net cash proceeds held at September 30, 1999 from the IPO, the issuance of the Notes and the sale-leaseback transactions, after repayment of outstanding borrowings on the Revolving Credit and Receivables facilities and the Colfor and MSP purchase consideration, and the addition of Colfor and MSP working capital.

As part of our arrangements with GM, payment terms for products shipped to GM will steadily lengthen during the three-year period beginning March 1, 1999, resulting in an expected increase in accounts receivable balances and a related anticipated increase in interest expense related to our funding of working capital. Approximately $62.6 million of the increase in accounts receivable at September 30, 1999 as compared to December 31, 1998, is due to the transition from next day payment terms with GM to net 10 days effective March 1, 1999. We anticipate that this and future increases in working capital associated with the lengthening of GM payment terms will be funded from available sources including cash flow from operations and our Credit Facilities.

At September 30, 1999, $375.0 million of borrowings were outstanding under the Term Loan Facility and $375.0 million was available for future borrowings under the Term Loan and Revolving Credit Facilities. However, as discussed previously, $22.8 million of the Tranche A Term Loan expired unused in October 1999. Additionally at September 30, 1999, $90.0 million was outstanding and $20.2 million was available under the variable funding certificates of the Receivables Facility.

The weighted average interest rate of our long-term debt outstanding as of September 30, 1999 was approximately 8.2% as compared to approximately 8.0% at December 31, 1998. This increase in the weighted average interest rate of our long-term debt outstanding is primarily due to the impact of the issuance of the Notes.

Capital expenditures were $206.1 million in the nine months ended September 30, 1999 as compared to $158.8 million in the nine months ended September 30, 1998. These investments were primarily made to support the launch of new product programs, to reduce labor-intensive operations, to support additional capacity and to support cost reduction programs, including upgrades in equipment technology and quality standards. We estimate that we will invest approximately $300 million in capital expenditures during the year ending December 31, 1999, which we intend to fund from available sources, including cash provided from operations and cash on-hand at September 30, 1999, and borrowings under the Credit Facilities or the Receivables Facility.

On an overall basis, we believe our current capital resources are adequate to support ongoing operational requirements. We also believe that we have sufficient financial flexibility to attract long-term funding on acceptable terms as may be needed to support our growth objectives.

SEASONALITY

Consistent with the automotive industry, our business is moderately seasonal because our major OEM customers historically have a two week shutdown of operations in July and an approximate one week shutdown in December. In addition, our OEM customers traditionally have incurred lower production rates in the third quarter due to the timing of program change-over activities. Our third quarter results reflect these trends and our fourth quarter results may be affected as well.

FINANCIAL INSTRUMENTS MARKET RISK

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates. Our hedging policy has been developed to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs. We do not hold financial instruments for trading or speculative purposes.

We hedge our interest rate risks by utilizing swaps and collars. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency risks and have only a nominal amount of currency hedges in place at September 30, 1999.

Our Credit Facilities require us to enter into interest rate hedging arrangements with a notional value of $112.5 million. Accordingly, we have entered into such hedging arrangements, which terminate in December 2000 and which require us to pay a floating rate of interest based on three-month LIBOR with a cap rate of 6.5% and a floor rate of 5.5%.

Interest Rate Risk. As part of a comprehensive risk-management program, we perform sensitivity analyses to assess potential gains and losses in earnings and changes in fair value relating to hypothetical movements in interest rates. A 100 basis-point increase in interest rates (approximately 12.5% of our weighted average interest rate at December 31, 1998) affecting our debt obligations, and related interest rate swaps and collars, would have impacted our 1998 pretax earnings by approximately $5.9 million based upon balances existing at December 31, 1998.

Currency Risk. We do not currently have material exposures to currency exchange-rate risk as most of our business is denominated in U.S. dollars. Future business operations and opportunities, including the construction of a new manufacturing facility in Guanajuato, Mexico and our Albion operations in Europe, may expose us to the risk that the eventual net dollar cash inflows resulting from these activities may be adversely affected by changes in currency exchange rates. We intend to manage these risks by utilizing various types of foreign exchange contracts.

YEAR 2000 READINESS

We have implemented a program to identify Year 2000 readiness issues and have developed and executed detailed project plans so that our computer information systems will be able to interpret the calendar year term "2000". Systems that process transactions based on storing two digits for the year rather than the full four digits may encounter significant process inaccuracies and even inoperability in attempting to process Year 2000 transactions.

The Year 2000 readiness program implemented by us addresses all plant facilities, equipment, computer hardware and software, and business support equipment. The Year 2000 readiness program also includes modifications and conversions necessary to address our systems and process interfaces with third-party suppliers and customers. We have named Year 2000 readiness program team leaders for the Company as a whole and for each operating location, established project teams covering all AAM locations worldwide, completed our assessment of all systems which we believe could be significantly affected by the Year 2000 issue, defined plans for remediation and issued communications to all of our departments regarding Year 2000 issues and strategies.

We have completed remediation on all critical systems at all plants and for the business support equipment used by Company management. We have also imposed a moratorium on non-essential system enhancements from October 1999 through January 2000. Because of the modifications already made to existing systems, management presently believes that Year 2000 readiness will not pose significant operational problems for us.

Our design, engineering, manufacturing and administrative functions are reliant upon a variety of third parties who could also be affected by the Year 2000 issue. As a part of our Year 2000 readiness program, we have continuously communicated with key suppliers, customers and other such third parties to evaluate their Year 2000 readiness and to determine whether a Year 2000-related event could impede the ability of such suppliers, customers or other third parties to interact with and support our operations effectively. Issues identified as a result of these communications have been addressed in our Year 2000 readiness program remediation and contingency planning actions. As a result of our communications and remediation, management presently believes that our manufacturing operations will not be significantly impacted by supply shortages or other interruptions caused by the Year 2000 issue.

Costs incurred by us to address Year 2000 readiness include the acquisition of computer hardware and software to replace existing Year 2000 non-compliant systems. These costs have been capitalized and amortized over the assets' estimated useful lives. There are no significant systems replacement initiatives that have been accelerated as a result of our Year 2000 readiness assessments.

Costs associated with modifying existing Year 2000 non-compliant systems are expensed as incurred. The amounts expensed to date have been immaterial and we do not expect amounts required to be expensed in the future to have a material effect on our financial position or results of operations.

If modifications and conversions intended to address Year 2000 readiness are not successful, or if our key suppliers, customers or other third parties have significant unresolved systems problems, there is a risk that the Year 2000 issue could have a material impact on our operations. Potential sources of risk include:

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

To mitigate any unexpected impacts on our operations, we are presently developing contingency plans for all significant components of our computer information systems, including all plant equipment and business support equipment. These contingency plans involve, among other things, manual work-arounds, alternative sourcing strategies and flexible staffing arrangements. In addition, we plan to have associates on site at our principal operating locations on January 1, 2000 so that, if necessary, we can immediately take any action required.

LITIGATION AND ENVIRONMENTAL REGULATIONS

We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows.

GM has agreed to indemnify and hold harmless AAM, Inc. from certain environmental issues identified as potential areas of environmental concern at the time of the 1994 Acquisition. GM has also agreed to indemnify AAM, Inc., under certain circumstances, for up to ten years from the date of closing of the 1994 acquisition with respect to certain pre-closing environmental conditions.

Approximately one-acre of a parking lot at our Buffalo facility has been designated by the New York Department of Environmental Conservation ("NYDEC") as a Class 3 Inactive Hazardous Waste Disposal Site due to the presence of polychlorinated byphenyls in subsurface soil and groundwater below existing pavement, and an elevated level of lead in the soil. A Class 3 designation is given to a site which does not present a significant threat to the public health or environment and at which action may be deferred. The area is the subject of an Order of Consent between GM and NYDEC effective February 2, 1995. Remediation required thereunder has been completed by GM and GM is monitoring the site as required by the Order of Consent.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1999, FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133", was issued. FASB Statement No. 137 and FASB Statement No. 133 establish standards for the recognition and measurement of derivatives and hedging activities. These statements are effective for fiscal years beginning after June 15, 2000. We are currently analyzing the impact these statements will have on our financial statements.

FORWARD-LOOKING INFORMATION

Certain statements in this Section and elsewhere in this Quarterly Report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "anticipate", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including reduced sales by the Company's customers, changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)    Report on Form 8-K

       During the quarter ended September 30, 1999, we did not file a Current Report on Form 8-K.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      (Registrant)


Date:  November 12, 1999                            By: /s/ Robin J. Adams
                                                    ----------------------
                                                    Robin J. Adams
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits were previously filed unless otherwise indicated:

Number                Description of Exhibit                                                 Page Number

*10.01                Amendment No. 2 dated August 31 ,1999 to the                               **
                      AAM/GMCL Supply Agreement between American
                      Axle & Manufacturing, Inc. ("AAM") and General Motors
                      of Canada Limited ("GMCL") originally dated February 17,
                      1994, as amended ("the Supply Agreement")

*12.01                Statement of Computation of Ratio of Earnings to Fixed
                      Charges                                                                    24

*27                   Financial Data Schedule                                                    **

                      (All other exhibits are not applicable.)


-------------------------


*   Filed herewith
**  Shown only in the original filed with the Securities and Exchange Commission