Form 10-K405
period 1999-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2000-03-21
CIK 1062231

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission file number: 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

DELAWARE

(State of incorporation)
38-3161171
(I.R.S. Employer Identification No.)

1840 HOLBROOK AVENUE, DETROIT, MICHIGAN 48212

(Address of principal executive offices, including Zip Code)

313-974-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE

(Title of each class)
NEW YORK STOCK EXCHANGE
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on February 29, 2000 was approximately $130.9 million. As of February 29, 2000, the registrant had 46,357,012 shares of voting common stock outstanding.

Documents Incorporated By Reference:

     Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 1999 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 4, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2000, are incorporated by reference in Part I (Items  1(b), 1(d), 3 and 4), Part II (Items 5, 6, 7, 7A, and 8) and Part III (Items 10(a), 11, 12 and 13) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

TABLE OF CONTENTS — ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 1999

Cautionary Statements

      Certain statements in this report on Form 10-K are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect”, “anticipate”, “intend”, and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Annual Report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including reduced sales by the Company’s customers, changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I

Item 1.  Business

(a)  General Development of Business

General

      As used in this report, except as otherwise indicated in information incorporated by reference, references to “we”, “us”, the “Company”, or “AAM” mean American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries, collectively.

      We are a Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering and design of driveline systems for trucks, buses, sport utility vehicles (“SUVs”) and passenger cars. A driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. The driveline products produced by us include axles, propeller shafts, chassis components and forged products.

      In March 1994, a private investor group led by Richard E. Dauch formed the Company and purchased the Final Drive and Forge Business Unit of General Motors Corporation (“GM”). In connection with the acquisition and under subsequent additional binding agreements we have entered into with GM, we are the sole-source supplier of substantially all of the driveline components and forged products previously supplied to GM by the Business Unit for the life of each of the GM vehicle programs supplied.

      Since the 1994 acquisition, we have dramatically improved product quality and manufacturing efficiency through a combination of management leadership, significant investments in new equipment and technology, workforce training, and process improvements resulting in increased capacity utilization. From March 1994 through December 1999, we have invested approximately $1.125 billion in capital expenditures and we have received and maintained ISO/ QS 9000 certification for each of our facilities. As a result, (i) the average number of axles produced per day has increased from approximately 10,000 per day in March 1994 to approximately 15,000 in 1999 and (ii) discrepant parts shipped to GM (as measured by GM) decreased from approximately 13,400 PPM during the six months ended December 31, 1994 to approximately 132 PPM during the six months ended December 31, 1999.

The Recapitalization

      On September 17, 1997, AAM Acquisition, Inc., an entity organized by Blackstone Capital Partners II Merchant Banking Fund L.P. and certain other affiliated investors (collectively, “Blackstone”), Jupiter Capital Corporation (“Jupiter”), Richard E. Dauch, Morton E. Harris, American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and American Axle & Manufacturing, Inc. (“AAM Inc.”), then the parent of AAMM, entered into an agreement (the “Recapitalization Agreement”) pursuant to which Blackstone acquired control of AAMM on October 29, 1997 (the “Recapitalization”). Prior to the Recapitalization, AAMM was a wholly owned subsidiary of AAM Inc. Pursuant to the Recapitalization, AAMM acquired a 100% ownership interest in AAM Inc. by exchanging shares of its own stock, on a one-for-one basis, for the outstanding shares of common stock of AAM Inc. Following the exchange of shares, on October 29, 1997, pursuant to the Recapitalization Agreement, Blackstone acquired shares of AAMM’s Common Stock from Jupiter and Mr. Dauch. AAMM used approximately $474 million of aggregate proceeds from certain financings to (i) repay certain indebtedness of AAM Inc., (ii) repurchase all of the issued and outstanding shares of Class A Preferred Stock of AAM Inc., (iii) repurchase certain shares of AAMM’s Common Stock held by Jupiter and Mr. Harris, (iv) pay costs and expenses incurred in connection with the Recapitalization, including fees, expenses and payments relating to certain of its then existing stock options, and (v) fund our working capital requirements. Immediately after the Recapitalization, on a fully diluted basis Blackstone owned approximately 63.9% of AAMM’s Common Stock, members of our senior management team owned approximately 29.0% of AAMM’s Common Stock and Jupiter and Mr. Harris collectively owned approximately 5.5% of AAMM’s Common Stock.

Initial Public Offering

      Holdings is the survivor of a January 1999 migratory merger with AAMM. Pursuant to this merger, each share of AAMM’s common stock was converted into 3,945 shares of Holdings’ common stock. Holdings has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of AAM Inc. and subsidiaries. In February 1999, Holdings completed an initial public offering and issued 7 million shares of its common stock.

      For information regarding acquisitions, see Exhibit 13 to this report, Annual Report to Stockholders for the year ended December 31, 1999 (the “Annual Report”), page 35, section entitled “Notes to Consolidated Financial Statements, Note 3 — Acquisitions.”

(b)  Financial Information About Industry Segments

      Incorporated by reference from the Annual Report, page 46, section entitled “Notes to Consolidated Financial Statements, Note 12 — Segment and Geographic Information.”

(c)  Narrative Description of Business

Company Overview

      We are a Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering and design of driveline systems for trucks, buses, sport utility vehicles (“SUVs”) and passenger cars. The driveline system includes all the components that transfer power from the transmission and deliver it to the drive wheels. Driveline products produced by us include axles, propeller shafts, chassis components and forged products. Through our October 1998 acquisition of Albion Automotive (Holdings) Limited (“Albion”), we supply front steerable and rear axles, driving heads, crankshafts, chassis components and transmission parts used primarily in medium-duty trucks and buses for customers located in the United Kingdom and elsewhere in Europe. Additionally, we are the second-largest automotive forging manufacturer in North America.

      We sell most of our products to original equipment manufacturers (“OEMs”) under long-term contracts at fixed prices. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes.

      We are the principal supplier of driveline components to General Motors Corporation (“GM”) for its light trucks, SUVs and rear-wheel drive (“RWD”) passenger cars. Sales to GM were approximately 86%, 93% and 96% of our total sales in 1999, 1998 and 1997, respectively. Other customers include Ford Motor Company, DaimlerChrysler, Nissan, BMW/ Rover, Renault, Visteon Automotive, Delphi Automotive and PACCAR.

      The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,

	1999	1998	1997

Rear axles	52.5%	53.5%	53.0%

Front axles	16.0	16.3	16.5

Propeller shafts	7.9	8.6	8.8

Chassis components	7.9	8.8	9.8

Forged products	11.1	8.9	9.2

Other	4.6	3.9	2.7

Total	100.0%	100.0%	100.0%

Industry and Competition

      Our operations are considered cyclical because they are directly related to domestic automotive production, which is itself cyclical and dependent on general economic conditions and other factors. However, the light truck and SUV segment is the fastest growing segment of the U.S. light vehicle market. Increased demand for light trucks and SUVs increase demand for the Company’s products.

      The driveline systems segment of the automotive industry is highly competitive. We compete based on technology, quality, price, durability, reliability and overall customer service.

      We are the leading independent supplier of driveline components for light trucks and SUVs manufactured in North America and sold in the United States. The primary competitors to the Company in the North America light truck and SUV driveline systems market are (i) the internal “captive” operations of Ford/ Visteon and DaimlerChrysler and (ii) independent, publicly-traded Dana Corporation. The Ford/ Visteon and DaimlerChrysler operations are strictly internal and do not produce for outside customers at this time. Several foreign firms have niche driveline businesses, which primarily supply foreign transplant auto manufacturers.

      The current trend in the automotive industry is for OEMs to shift research and development (“R&D”), design and testing responsibility to their suppliers to take advantage of certain efficiencies. The OEMs have also been reducing the number of their suppliers, preferring stronger relationships with fewer suppliers. As a result, the number of Tier I suppliers is being reduced and Tier 1 suppliers are increasingly following their OEM customers as they expand manufacturing into global markets. This trend is expected to continue, leaving the industry with a smaller number of dominant, worldwide suppliers. We will continue to manage this trend by leveraging our excellence in manufacturing, engineering and design to diversify, strengthen and globalize our OEM customer base and to develop new technologies, products and integrated systems for our customers.

Productive Materials

      We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

      Through December 31, 1999, we acquired certain materials for use in the manufacture of our products through GM’s purchasing network. We are now in the process of transitioning to full responsibility for our entire purchasing function. For further information regarding this purchasing transition, see the Annual Report, page 26, section entitled “Management’s Discussion and Analysis – Direct Material Purchasing Transition”.

Research and Development (“R&D”)

      Our R&D efforts are intended to facilitate our response to the technological demands of the market and to support our customers. We believe that our rigorous program of R&D, testing and validation provides our customers with a full range of design services, high quality engineering and manufacturing, and leading-edge driveline technology. We invested approximately $39.1 million, $29.5 million and $27.8 million in 1999, 1998 and 1997, respectively, to maintain and expand our technological expertise in both product and process.

Patents and Trademarks

      We maintain and have pending various U.S. and foreign patents and other rights to intellectual property relating to our business, which we believe are appropriate to protect our interest in existing products, new inventions, manufacturing processes and product developments. We do not believe that any single patent is material to our business nor would expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete. We are not currently engaged in any material infringement litigation, nor are there any material claims pending by or against us.

Seasonality

      Our business is moderately seasonal as our major OEM customers historically have a two-week shutdown of operations in July and approximately a one-week shutdown in December. In addition, OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Accordingly, our third quarter and fourth quarter results may reflect these trends.

Associates

      As of December 31, 1999, we employed approximately 11,518 associates, approximately 10,075 of which are employed in the United States. Approximately 8,100 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). Approximately 7,500 associated represented by the UAW are subject to a collective bargaining agreement that expires February 25, 2004. This collective bargaining agreement with the UAW was ratified on March 6, 2000. Approximately 290 associates are represented by the International Association of Machinists (“IAM”) under a collective bargaining agreement which runs through May 5, 2000. In addition, approximately 825 associates at Albion and 120 associates at our joint venture in Brazil are represented by labor unions under various collective bargaining agreements, certain of which may be terminated upon six months’ notice. We believe our relationships with our associates and their unions are positive.

Credit and Working Capital Practices

      Our credit practices and related working capital needs are comparable to those of other market participants. For further information regarding our liquidity and capital resources, see the Annual Report, pages 23-25, section entitled “Management’s Discussion and Analysis – Liquidity and Capital Resources”.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales

      International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

      Incorporated by reference from the Annual Report, page 46, section entitled “Notes to Consolidated Financial Statements, Note 12 — Segment and Geographic Information.”

Item 2.  Properties

      The following is a summary of our principal facilities:

	Approx.	Type
Name	Sq. Feet	of Interest	Function

Detroit Gear & Axle	1,721,000	Owned	Rear and front axles, front suspensions and rear
Detroit, MI			brake drums
Buffalo Gear & Axle	1,169,000	Owned	Rear axles and steering linkages
Buffalo, NY
Three Rivers Plant	750,000	Owned	Rear propeller shafts, front auxiliary propeller
Three Rivers, MI			shafts and universal joints
Guanajuato Gear &	602,000	Owned	Rear axles
Axle
Guanajuato, Mexico
Scotstoun Plant	453,000	Leased	Front and rear axles for medium-duty trucks and
Glasgow, Scotland			vans
Farington Plant	328,000	Leased	Front and rear axles for buses and chassis
Leyland, England			components
Spurrier Plant	303,000	Leased	Crankshafts and fabricated parts
Leyland, England
AAM do Brasil	130,600	Owned	Machining of forged products
Curitiba, Brazil
Detroit Forge	710,000	Owned	Forged products
Detroit, MI
Tonawanda Forge	470,000	Owned	Forged products
Tonawanda, NY
Colfor-Malvern	234,000	Owned	Forged products
Malvern, Ohio
Colfor-Salem	189,400	Owned	Forged products
Salem, Ohio
Colfor-Minerva	125,000	Owned	Machining of forged products
Minerva, Ohio
Cheektowaga Plant	116,000	Owned	Machining of forged products
Cheektowaga, NY
MSP Oxford	126,000	Leased	Forged products
Oxford, MI
MSP Centerline	18,500	Leased	Forged products
Centerline, MI
Technical Center	66,000	Leased	R&D, design engineering, metallurgy, testing,
Rochester Hills, MI			validation, purchasing and sales
Corporate Headquarters	31,000	Owned	Executive and administrative offices located at
Detroit, MI			the Detroit Gear & Axle

      The Detroit Gear & Axle, Detroit Forge, Three Rivers Plant and Corporate Headquarters facilities are each subject to a mortgage in favor of several lenders party to our Credit Facilities. Such mortgages expire upon satisfaction of all borrowings under the Credit Facilities. See the Annual Report, pages 23-25, section entitled “Management’s Discussion and Analysis – Liquidity and Capital Resources” for further information regarding the Credit Facilities.

Item 3.  Legal Proceedings

      Incorporated by reference from the Annual Report, page 27, section entitled “Management’s Discussion and Analysis – Litigation and Environmental Regulations”.

Item 4.  Submission of Matters to a Vote of Security Holders

      Incorporated by reference from the Board of Directors Proxy Statement for use in connection with AAM’s Annual Meeting to be held on May 4, 2000 (the “Proxy Statement”), page 7, section entitled “Proposals You May Vote On”.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Incorporated by reference from the Annual Report, page 46, section entitled “Notes to Consolidated Financial Statements, Note 13 –Unaudited Quarterly Financial Data and Market for the Company’s Common Stock”.

Item 6.	Selected Consolidated Financial Data

      Incorporated by reference from the Annual Report, inside back cover, section entitled “Five Year Financial Summary”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      Incorporated by reference from the Annual Report, pages 20-27, section entitled “Management’s Discussion and Analysis”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Incorporated by reference from the Annual Report, pages 25-26, section entitled “Management’s Discussion and Analysis – Financial Instruments and Market Risk”.

Item 8.  Financial Statements and Supplementary Data

      Incorporated by reference from the Annual Report, pages 28-47, section entitled “Financial Statements”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors

      Incorporated by reference from the Proxy Statement, pages 8-11, sections entitled “Nominees for Class I Directors”, “Nominee for Class III Director”, and “Returning Members of the Board of Directors”.

(b)  Identification of Executive Officers

      Richard E. Dauch, age 57, has been Chief Executive Officer, President and a member of the Board of Directors since the 1994 acquisition. In October 1997, he was also named Chairman of the Board of Directors. Before March 1994, he spent 12 years with Chrysler. He left Chrysler in 1991 as Executive Vice President of Worldwide Manufacturing. Prior to joining Chrysler, Dauch served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities for the first major automotive transplant facility in the United States. Dauch began his career with General Motors Corporation in 1964, where he progressed over the course of 12 years from a college-graduate-in-training to the youngest plant manager in Chevrolet’s history. He has received numerous honors, nationally and internationally; is on the board of directors of several manufacturing and civic organizations; and has lectured extensively on the subjects of manufacturing and management. Mr. Dauch has authored a book, Passion for Manufacturing, which is distributed in 80 countries in several languages.

      B.G. Mathis, age 67, has been Executive Vice President — Administration & Chief Administrative Officer since January 1999, having joined the company as Vice President & Chief Administrative Officer since the Company was purchased in 1994. Mathis has also served as a director of the company since October 1997. He spent 28 years at Chrysler and held a variety of executive administrative positions, including Manager of Personnel for all Chrysler Manufacturing Operations. He retired from Chrysler in 1988.

      Joel D. Robinson, age 56, has been Executive Vice President — Operations & Chief Operating Officer since August 1998 and had previously served as Vice President, Manufacturing. Mr. Robinson joined the Company in March 1994 and has held various positions including Executive Director of the GMT800 Program. He began his career in the automotive industry at Ford Motor Company in 1963, where he held a series of technical and manufacturing management positions. Robinson also worked for American Motors Corporation, serving as Director of Vehicle Assembly, and later, at Chrysler, where he was responsible for all car body programs.

      Robin J. Adams, age 46, has been Executive Vice President — Finance & Chief Financial Officer since he joined the Company in July 1999. Prior to joining the Company, he spent 13 years with Borg-Warner in various financial positions, including Vice President & Treasurer (Principal Financial Officer) from 1993. He began his career in 1976 with Illinois Central Railroad Company, where he served in a variety of positions in financial and corporate planning.

      Marion A. Cumo Sr., age 57, has been Vice President, Materials Management, since May 1996 and was Vice President, Quality Assurance & Customer Satisfaction, from March 1994 to May 1996. Prior to joining the Company, Cumo spent 11 years from 1980 to 1991 working as a manufacturing executive at Chrysler. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler in 1991, Cumo became president of Tri-County Chrysler Products in Peebles/ West Union, Ohio, and also worked as an automotive manufacturing consultant.

      David C. Dauch, age 35, has been Vice President, Sales & Marketing, since 1998. Prior to that, he was Director of Sales, GM Full-Size Truck Programs (since May 1996). He joined the Company in July 1995 as Manager, Sales Administration. Before joining the company, Dauch held various positions at Collins & Aikman Products Company, including Sales Manager, from September 1987. David C. Dauch is a son of Richard E. Dauch.

      Richard F. Dauch, age 39, has been Vice President, Manufacturing-Driveline Division since July 1999. He served as Vice President, Manufacturing, from August 1998 to July 1999, and Director, Strategic & Capacity Planning, from February to August 1998. Prior to that appointment, he served as Plant Manager of the Detroit Gear & Axle Plant (since May 1996). He joined AAM in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining AAM, Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from February 1992. Prior to his automotive career, Dauch served in the U.S. Army for nine years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

      George J. Dellas, age 57, has been Vice President, Quality Assurance & Customer Satisfaction since May 1996. Prior to that, he was Vice President, Procurement & Material Management (since the 1994 acquisition). Prior to joining the company, Dellas spent 11 years in executive positions of increasing responsibility at Chrysler. Before leaving Chrysler in 1991, he served as the Director of Advanced Planning for the Assembly Division. Dellas has over 30 years experience in the automotive industry.

      David J. Demos, age 49, has been Vice President, Strategic Planning & Business Development, since March 1, 2000. Prior to that, he was Vice President, Procurement (since August 1998); Vice President, Sales & Business Development (since November 1997); and Vice President, Sales (since May 1996). He also served as Executive Director, Sales & Marketing; and director, Sales, Marketing & Planning. Prior to joining the company in March 1994, Demos worked for GM for 21 years in various engineering, quality and sales positions in the United States and overseas. In his most recent position with GM, he was Chief Engineer of the Final Drive and Forge Business Unit of the Saginaw Division.

      Robert A. Krause, age 43, has been Vice President and Treasurer of the company since July 1999. Prior to that, he was Treasurer and acting interim Chief Financial Officer (since May 1999) and Treasurer (since January 1998). Prior to joining the Company, he worked for Baxter International Inc. (from 1985 to 1997) where he served in various positions in treasury and corporate controller functions including Director, International Treasury, and Director, Corporate Reporting. In addition, Krause spent several years in public accounting and is a certified public accountant.

      Patrick S. Lancaster, age 52, has been Vice President & Secretary since March 1, 2000. Prior to that, he was Vice President, General Counsel & Secretary (since November 1997) and General Counsel & Secretary (since June 1994). Prior to joining the Company, Lancaster worked at Fruehauf Trailer Corporation and its predecessor Company (from 1981 to 1994) where he last served as General Counsel and Assistant Secretary from March 1990.

      Allan R. Monich, age 46, has been Vice President, Human Resources, since 1998, and previously was Vice President, Personnel, since November 1997. Monich served as Plant Manager for the Buffalo Gear & Axle Plant since the formation of the Company in March 1994. Prior to joining the Company in March 1994, he worked for GM for 21 years in the areas of manufacturing, quality, sales and engineering, including four years as a GM Plant Manager.

      Yogen N. Rahangdale, age 52, has been Vice President, Manufacturing & Procurement Services, since March 1, 2000. Prior to that, he served as Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998); and Director, Corporate Manufacturing Planning (since March 1994). Prior to joining the Company, Rahangdale spent 12 years with Chrysler in a variety of positions including Manager, Paint & Energy Management.

      Daniel V. Sagady, P.E., age 50, has been Vice President, Engineering & Product Development, since November 1997 and previously was Executive Director of Product Engineering since May 1996. Prior to that appointment, Sagady served as the company’s Director of Product Engineering, from March 1994. He began his career at GM in 1967 and has spent over 30 years in the automotive industry with both Ford and GM where he has held various positions in manufacturing, quality, testing and developmental engineering. Sagady is a licensed Professional Engineer.

      Michael D. Straney, age 57, serves as Vice President, Europe, and President & Chief Executive officer, Albion Automotive (Holdings) Limited. He received that appointment in October 1999. Previously, he was

Vice President, Europe (since October 1998); Vice President, Mergers & Acquisitions (since August 1998); Vice President, Procurement (since November 1997) Executive Director, Procurement (since June 1996); Director, Strategic Planning (since August 1995); and Director, Capacity Planning, Modernization & Investment (since joining the Company in March 1994). Straney began his career in 1960 with GM and has served in various capacities, including Plant Manager at the Buffalo facilities of the Company while they were owned by GM, and as the Operations Manager of all driveline facilities.

Item 11.  Executive Compensation

      Incorporated by reference from the Proxy Statement, page 15, section entitled “Directors’ Compensation” and pages 24-30, section entitled “Executive Compensation, Retirement Program and Employment Agreements”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Proxy Statement, page 16, section entitled “Directors’ & Officers’ Ownership of AAM Stock”.

Item 13.  Certain Relationships and Related Transactions

      Information regarding transactions with Blackstone is incorporated by reference from the Annual Report, Page 44, section entitled “Notes to Consolidated Financial Statements, Note 9 — Related Party Transactions”.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

           1.  Exhibits

See Item (c) below.

           2.  Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

The report of Deloitte & Touche LLP, independent auditors, on our consolidated financial statements and schedule (Schedule II) for the years ended December 31, 1999 and December 31, 1998

The report of Ernst & Young LLP, independent auditors, on our consolidated financial statements and schedule (Schedule II) for the year ended December 31, 1997

All other schedules have been omitted because they are not applicable or not required.

      (b) Report on Form 8-K

           On February 12, 1999, the Company filed a Current Report on Form 8-K to:

•	report the signing of a definitive agreement to acquire Colfor Manufacturing, Inc.

•	to file (i) Selected Consolidated Financial and Other Data, (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the Company’s audited consolidated financial statements and the notes related thereto as of December 31, 1998 and 1997 and for each of the three years in the three year period ended December 31, 1998.

      (c) Exhibits

           The following exhibits were previously filed unless otherwise indicated:

Number	Description of Exhibit

4.01(a)	Specimen Stock Certificate
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

4.02	Form of 9.75% Senior Subordinated Note due 2009 (the “Exchange Note”)
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

Number	Description of Exhibit

10.01	Amendment No. 2, Waiver and Agreement, dated as of January 11, 1999, to the Credit Agreement, dated as of October 27, 1997 among the Company, American Axle & Manufacturing, Inc., the lenders named therein, The Chase Manhattan Bank, as administrative agent and collateral agent, and Chase Manhattan Bank Delaware, as fronting bank
(Incorporated by reference to Exhibit 10.15(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.02	AAM Master Trust Pooling Agreement, dated as of October 29, 1997, as Amended and Restated as of March 25, 1999, among AAM Receivables Corp. (“AAM Receivables”), the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.16 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

10.03	AAM Master Trust Series 1999-A Supplement to Pooling Agreement, dated as of March 25, 1999, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.16(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

10.04	Receivables Sale Agreement, dated as of October 29, 1997, as Amended and Restated as of March 25, 1999, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.17 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

10.05	Servicing Agreement, dated as of October 27, 1997, as Amended and Restated as of March 25, 1999, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.18 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

10.06	Employment agreement, dated as of July 6, 1999, by and between American Axle & Manufacturing Holdings, Inc. and Robin J. Adams
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 1999)

10.07	Amendment No. 2 dated August 31, 1999, to the AAM/ GMCL Supply Agreement between American Axle & Manufacturing, Inc. and General Motors of Canada Limited (“GMCL”) originally dated February 17, 1994 (the “Supply Agreement”)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 1999)

*12	Statement of Computation of Ratio of Earnings to Fixed Charges

*13	Annual Report to Stockholders for the year ended December 31, 1999

*21	Subsidiaries of the Company

*27	Financial Data Schedule

      (All other exhibits are not applicable.)

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

(Registrant)

By: /s/ ROBIN J. ADAMS

Name: Robin J. Adams

Title:	Executive Vice President-Finance &

Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. DAUCH Richard E. Dauch	Chairman of the Board of Directors, President & Chief Executive Officer	March 20, 2000

/s/ ROBIN J. ADAMS Robin J. Adams	Executive Vice President-Finance & Chief Financial Officer	March 20, 2000

/s/ B.G. MATHIS B.G. Mathis	Director, Executive Vice President-Administration & Chief Administrative Officer	March 20, 2000

/s/ FOREST J. FARMER Forest J. Farmer	Director	March 20, 2000

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director	March 20, 2000

/s/ RICHARD C. LAPPIN Richard C. Lappin	Director	March 20, 2000

/s/ BRET D. PEARLMAN Bret D. Pearlman	Director	March 20, 2000

/s/ JOHN P. REILLY John P. Reilly	Director	March 20, 2000

/s/ THOMAS K. WALKER Thomas K. Walker	Director	March 20, 2000

/s/ DAVID A. STOCKMAN David A. Stockman	Director	March 20, 2000

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Allowance for Doubtful Accounts

		Additions -
	Balance at	Charged to	Deductions -	Balance
	Beginning of	Costs and	See Note (1)	At End of
Period	Period	Expenses	below	Period

	(In millions)

Year Ended December 31, 1999	$2.9	$2.4	$0.3	$5.0

Year Ended December 31, 1998	$3.2	$3.5	$3.8	$2.9

Year Ended December 31, 1997	$2.6	$1.0	$0.4	$3.2

(1)	Uncollectible accounts charged off net of recoveries.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Axle & Manufacturing Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule (as of and for the years ended December 31, 1999 and 1998), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
January 26, 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors

American Axle & Manufacturing Holdings, Inc.

      We have audited the accompanying consolidated statements of income, cash flows and stockholders’ equity of American Axle & Manufacturing Holdings, Inc. for the year ended December 31, 1997. Our audit also included the financial statement schedule (as of and for the year ended December 31, 1997) listed in Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American Axle & Manufacturing Holdings, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule (as of and for the year ended December 31, 1997), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Detroit, Michigan
May 15, 1998, except as to the Note 16 thereto,
as to which the date is January 22, 1999.

[AMERICAN AXLE & MANUFACTURING LOGO]

[RECYCLE LOGO]

Exhibit Index

Number	Description of Exhibit

4.01(a)	Specimen Stock Certificate
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

4.02	Form of 9.75% Senior Subordinated Note due 2009 (the “Exchange Note”)
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

10.01	Amendment No. 2, Waiver and Agreement, dated as of January 11, 1999, to the Credit Agreement, dated as of October 27, 1997 among the Company, American Axle & Manufacturing, Inc., the lenders named therein, The Chase Manhattan Bank, as administrative agent and collateral agent, and Chase Manhattan Bank Delaware, as fronting bank
(Incorporated by reference to Exhibit 10.15(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.02	AAM Master Trust Pooling Agreement, dated as of October 29, 1997, as Amended and Restated as of March 25, 1999, among AAM Receivables Corp. (“AAM Receivables”), the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.16 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

10.03	AAM Master Trust Series 1999-A Supplement to Pooling Agreement, dated as of March 25, 1999, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.16(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

10.04	Receivables Sale Agreement, dated as of October 29, 1997, as Amended and Restated as of March 25, 1999, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.17 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

Number	Description of Exhibit

10.05	Servicing Agreement, dated as of October 27, 1997, as Amended and Restated as of March 25, 1999, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.18 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

10.06	Employment agreement, dated as of July 6, 1999, by and between American Axle & Manufacturing Holdings, Inc. and Robin J. Adams
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 1999)

10.07	Amendment No. 2 dated August 31, 1999, to the AAM/ GMCL Supply Agreement between American Axle & Manufacturing, Inc. and General Motors of Canada Limited (“GMCL”) originally dated February 17, 1994 (the “Supply Agreement”)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 1999)

*12	Statement of Computation of Ratio of Earnings to Fixed Charges

*13	Annual Report to Stockholders for the year ended December 31, 1999

*21	Subsidiaries of the Company

*27	Financial Data Schedule

      (All other exhibits are not applicable.)

*	Filed herewith