Form 10-Q
period 2000-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2000-05-15
CIK 1062231

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ----          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ----          SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                         Commission file number 1-14303


                    ------------------------------------------


                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      36-3161171
  -------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S.Employer
   incorporation or organization)                       Identification No.)


  1840 HOLBROOK AVENUE, DETROIT, MICHIGAN                 48212-3488
  ---------------------------------------                 ----------
  (Address of principal executive offices                 (Zip Code)


                                 (313) 974-2000
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)


                    ------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 4, 2000, the latest practicable date, was 46,357,012 shares.



================================================================================

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,         DECEMBER 31,
                                                                 2000               1999
                                                            ----------------  ------------------
                                   ASSETS                             (IN MILLIONS)
                                   ------
Current assets:

     Cash and equivalents                                       $     33.8     $    140.2
     Accounts receivable, net                                        320.4          194.0
     Inventories                                                     132.5          133.3
     Prepaid expenses and other                                       24.0           22.3
     Deferred income taxes                                            21.8           19.7
                                                                ----------     ----------
Total current assets                                                 532.5          509.5

Property, plant and equipment, net                                   994.2          929.0
Deferred income taxes                                                 41.2           50.5
Goodwill and other assets                                            186.9          188.1
                                                                ----------     ----------
TOTAL ASSETS                                                    $  1,754.8     $  1,677.1
                                                                ==========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:

     Accounts payable                                           $    296.5     $    269.1
     Accrued compensation and benefits                               115.4          129.7
     Other accrued expenses                                           60.5           47.9
                                                                ----------     ----------
Total current liabilities                                            472.4          446.7

Long-term debt and capital lease obligations                         766.2          774.9
Postretirement benefits and other long-term liabilities              212.5          191.8
                                                                ----------     ----------
TOTAL LIABILITIES                                                  1,451.1        1,413.4

Stockholders' equity
     Common stock, par value $.01 per share                            0.5            0.5
     Paid-in capital                                                 199.8          199.8
     Retained earnings                                               104.2           64.1
     Cumulative translation adjustment                                (0.8)          (0.7)
                                                                ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                           303.7          263.7
                                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,754.8     $  1,677.1
                                                                ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                            ------------------------------------
                                                  2000                1999
                                            -----------------   ----------------
                                            (IN MILLIONS, EXCEPT PER SHARE DATA)

Net sales                                         $  835.9          $ 697.7

Cost of goods sold                                   716.2            605.6
                                                  --------          -------

Gross profit                                         119.7             92.1

Selling, general and
     administrative expenses                          42.2             34.0
Goodwill amortization                                  1.0              0.1
                                                  --------          -------

Operating income                                      76.5             58.0

Net interest expense                                 (13.2)           (12.0)

Other income, net                                      0.3                -
                                                  --------          -------

Income before income taxes                            63.6             46.0

Income taxes                                          23.5             17.0
                                                  --------          -------

Net income                                        $   40.1           $ 29.0
                                                  ========           ======


Basic earnings per share                          $   0.86           $ 0.78
                                                  ========           ======

Diluted earnings per share                        $   0.80           $ 0.61
                                                  ========           ======

Average shares outstanding:

     Basic earnings per share                         46.4             36.9
                                                  ========           ======

     Diluted earnings per share                       50.1             47.4
                                                  ========           ======



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      --------------------------------------
                                                                            2000                 1999
                                                                      -----------------    -----------------
                                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net income                                                            $           40.1     $           29.0
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                                24.6                 20.9
     Deferred income taxes                                                        11.5                  5.9
     Pensions and other postretirement benefits, net of
         contributions                                                            10.5                 10.8
     Loss on disposal of equipment                                                 1.0                  0.2
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (126.2)               (69.1)
         Inventories                                                              (0.4)                21.0
         Current liabilities                                                      22.0                 24.9
         Other assets and liabilities                                              8.9                  5.9
                                                                      -----------------    -----------------
Net cash (used in) provided by operating activities                               (8.0)                49.5
                                                                      -----------------    -----------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                  (90.2)               (47.8)
Proceeds from sale-leaseback of equipment                                            -                 49.0
                                                                      -----------------    -----------------
Net cash (used in) provided by investing activities                              (90.2)                 1.2
                                                                      -----------------    -----------------

FINANCING ACTIVITIES
Issuance of 9.75% Senior Subordinated Notes Due 2009                                 -                288.7
Payments on long-term debt                                                        (8.2)              (274.4)
Debt issuance costs                                                                  -                 (9.4)
Proceeds from issuance of common stock, net                                          -                107.7
                                                                      -----------------    -----------------
Net cash (used in) provided by financing activities                               (8.2)               112.6
                                                                      -----------------    -----------------

Effect of exchange rate changes on cash                                              -                    -
                                                                      -----------------    -----------------

Net (decrease) increase in cash and equivalents                                 (106.4)               163.3

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                      140.2                  4.5
                                                                      -----------------    -----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                 $           33.8     $          167.8
                                                                      =================    =================


See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Organization

         American Axle & Manufacturing Holdings, Inc. ("Holdings") and its subsidiaries (collectively, the "Company"), operates in one reportable segment as a Tier 1 supplier to the automotive industry and is a world leader in the manufacturing, engineering and design of driveline systems (including forged products) for trucks, buses, sport-utility vehicles, and passenger cars.

         Basis of Presentation

         The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. Certain reclassifications have been made to the 1999 statements to conform with the 2000 statement presentation.

         The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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




                                                          MARCH 31,           DECEMBER 31,
                                                            2000                 1999
                                                    ---------------------------------------
                                                                 (In millions)
        Assets:
          Current assets                                $   532.5                $    509.5
          Noncurrent assets                               1,222.3                   1,167.6
                                                    ---------------------------------------
           Total assets                                 $ 1,754.8                $  1,677.1
                                                    =======================================

        Liabilities:
          Current liabilities                           $   472.4                $    446.7
          Noncurrent liabilities                            978.7                     966.7
                                                    ---------------------------------------
           Total liabilities                            $ 1,451.1                $  1,413.4
                                                    =======================================

                                                           THREE MONTHS ENDED MARCH 31,
                                                            2000                 1999
                                                    ---------------------------------------
                                                                  (In millions)
         Net sales                                      $   835.9                $   697.7
         Gross profit                                       119.7                     92.1
         Net income                                          40.1                     29.0

3.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the last-in first-out method (LIFO). Non-productive inventories consist of materials consumed in the manufacturing process but not incorporated in the finished products. Inventories consist of the following:

                                                                         MARCH 31,         DECEMBER 31,
                                                                          2000                1999
                                                                    ---------------------------------------
                                                                                (In millions)
         Raw materials and work-in-process                              $     107.7         $     105.3
         Finished goods                                                        20.5                22.6
                                                                    ---------------------------------------
         Gross inventories at average cost                                    128.2               127.9
         Excess of average cost over LIFO cost                                 (7.7)               (7.8)
                                                                    ---------------------------------------
         Net productive inventories                                           120.5               120.1
         Non-productive inventories                                            12.0                13.2
                                                                    ---------------------------------------
         Total inventories                                              $     132.5         $     133.3
                                                                    =======================================


                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.        LONG-TERM DEBT

          Long-term debt consists of the following:


                                                                       MARCH 31,            DECEMBER 31,
                                                                         2000                   1999
                                                                   -------------------------------------
                                                                               (In millions)

           Credit Facilities:
               Revolver                                               $      -               $     -
               Tranche A Term Loan                                           -                     -
               Tranche B Term Loan                                       374.5                 375.0
                                                                      --------               -------
                   Total Credit Facilities                               374.5                 375.0
           Receivables Facility                                           65.0                  70.0
           9.75% Senior Subordinated Notes Due 2009,
               net of discount                                           297.9                 297.9
           Capital lease obligations and other                            28.8                  32.0
                                                                      --------               -------
           Total long-term debt                                       $  766.2               $ 774.9
                                                                      ========               =======

5.         EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share:

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                              2000            1999
                                                                                      ------------------------------------
                                                                                      (In millions, except per share data)

           Numerators for Basic and Diluted earnings per share:
               Net income available to common stockholders                                   $ 40.1          $ 29.0

           Denominators:
               Basic earnings per share - weighted-average
                   shares outstanding                                                          46.4            36.9

               Effect of dilutive securities:
                   Dilutive stock options outstanding                                           3.7            10.5
                                                                                             ------          ------

               Diluted earnings per share - weighted-average
                   shares plus assumed conversion                                              50.1            47.4
                                                                                             ======          ======

           Basic earnings per share                                                          $ 0.86          $ 0.78
                                                                                             ======          ======

           Diluted earnings per share                                                        $ 0.80          $ 0.61
                                                                                             ======          ======



                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       COMPREHENSIVE INCOME

         Comprehensive income was $40.0 million and $28.5 million for the three months ended March 31, 2000 and 1999, respectively. Foreign currency translation is the only reconciling difference between comprehensive income and net income for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis presents the factors that had a material effect on our results of operations and cash flows during the three months ended March 31, 2000, and our financial position at March 31, 2000. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months ended March 31, 2000 with the corresponding period in 1999.

This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As used in this Quarterly Report, unless the context otherwise requires, references to "we", "us" or "American Axle" shall mean collectively (i) American Axle & Manufacturing, Inc. ("AAM Inc."), a Delaware corporation, and its direct and indirect subsidiaries, and (ii) American Axle & Manufacturing Holdings, Inc. and its predecessor ("Holdings"), a Delaware corporation and the direct parent corporation of AAM, Inc.

COMPANY OVERVIEW

We are a Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering and design of driveline systems for trucks, buses, sport utility vehicles ("SUVs") and passenger cars. A driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. The driveline products produced by us include axles, propeller shafts, chassis components and forged products. We sell most of our products under long-term contracts at fixed prices. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes.

We are the principal supplier of driveline components to General Motors Corporation ("GM") for its light trucks, SUVs and rear-wheel drive ("RWD") passenger cars. Other customers include Ford Motor Company, DaimlerChrysler, Nissan, Renault, Visteon Automotive, Delphi Automotive and PACCAR. In addition to 13 locations in the United States (in Michigan, Ohio and New York), we have offices and facilities in Japan, England, Germany, Scotland, Mexico and Brazil.

As a result of our Lifetime Program Contracts with GM ("LPCs"), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 84% of our total sales in the three months ended March 31, 2000. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs establish pricing for products sold to GM and require us to remain competitive with respect to technology, design and quality. The LPCs have terms equal to the lives of the relevant vehicle programs of typically 6 to 12 years. We will have to compete for future GM business upon the termination of the LPCs.

Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates (collectively, "Blackstone") acquired a controlling interest in the Company in a leveraged recapitalization transaction consummated in October 1997 (the "Recapitalization"). In February 1999, we completed an initial public offering and issued 7 million shares of common stock.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of net sales:


                                                                     Three months ended
                                                                          March 31,
                                                                    2000             1999
                                                              -----------------------------------

STATEMENT OF INCOME DATA

   Net sales                                                        100.0%             100.0%
   Cost of goods sold                                                85.7               86.8
                                                              -----------------------------------
   Gross margin                                                      14.3               13.2
   Selling, general and administrative expenses                       5.0                4.9
   Goodwill amortization                                              0.1                0.0
                                                              -----------------------------------
   Operating margin                                                   9.2                8.3
   Net interest (expense)                                            (1.6)              (1.7)
                                                              -----------------------------------
   Income before income taxes                                         7.6                6.6
   Income tax expense                                                 2.8                2.4
                                                              -----------------------------------
   Net income                                                         4.8%               4.2%
                                                              ===================================


RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net Sales. Net sales increased approximately 20% to $835.9 million for the three months ended March 31, 2000 as compared to $697.7 million for the three months ended March 31, 1999. This increase was primarily due to strong demand for our products for light trucks and SUVs, the fastest growing segment of the U.S. light vehicle market, and increased sales related to GM's new full-size truck and SUV programs (GMT-800 series), on which the Company receives a higher average dollar content per vehicle than their predecessors (GMT-400 series).

Our sales also increased in 2000 due to shipments from Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP"), which we acquired on April 1, 1999; the start-up of our new manufacturing facility in Guanajuato, Mexico; and our joint venture in Brazil, which we acquired in the fourth quarter of 1999. Excluding sales from these acquisitions, our sales increased by approximately 13% in 2000 as compared to 1999.

Sales to customers other than GM increased $56.3 million to $131.6 million for the three months ended March 31, 2000 as compared to $75.3 million for the three months ended March 31, 1999. The increase in sales to customers other than GM is principally due to Colfor and MSP sales in 2000 and additional non-GM business we have obtained.

Gross Profit. Gross profit increased to $119.7 million for the three months ended March 31, 2000 as compared to $92.1 million for the three months ended March 31, 1999. Gross margin increased to 14.3% in the three months ended March 31, 2000 as compared to 13.2% for the three months ended March 31, 1999. The increases in gross profit and gross margin in 2000 were primarily due to the impact of higher production volumes, productivity improvements and increased sales of next generation products, which carry higher average selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including research and development) increased 24.1% to $42.2 million for the three months ended March 31, 2000 as compared to $34.0 million for the three months ended March 31, 1999. The increase in SG&A spending was primarily due to our continued increasing investment in R&D and increases in support required for our expanding operations, including the addition of Colfor, MSP and our joint venture in Brazil. SG&A also increased in 2000 due to increased profit-sharing accruals resulting from increased profitability.

Research and development ("R&D") expenses were $10.4 million for the three months ended March 31, 2000 as compared to $8.4 million for the three months ended March 31, 1999. The increase in R&D expenses in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily due to the increased costs of supporting new product programs currently under development, as well as the addition of Colfor and MSP spending in 2000.

Operating Income. Operating income increased 32% to $76.5 million for the three months ended March 31, 2000 as compared to $58.0 million for the three months ended March 31, 1999. Operating margin increased to 9.2% for the three months ended March 31, 2000 as compared to an operating margin of 8.3% for the three months ended March 31, 1999. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit, partially offset by increased R&D and other SG&A costs and goodwill amortization related to Colfor, MSP and our joint venture in Brazil.

Net Interest Expense. Net interest expense was $13.2 million for the three months ended March 31, 2000 as compared to $12.0 million for the three months ended March 31, 1999. The increase in net interest expense was primarily due to higher average outstanding debt levels and higher average interest rates in 2000 primarily associated with the 9.75% Senior Subordinated Notes we issued in March 1999. This increase was partially offset by interest income related to a higher amount of cash on-hand and a higher amount of interest capitalized on construction in progress.

Income Tax Expense. Income tax expense was $23.5 million for the three months ended March 31, 2000 as compared to $17.0 million for the three months ended March 31, 1999. Our effective income tax rate was approximately 37.0% for both of these periods.

Net Income and Earnings Per Share. Diluted earnings per share increased approximately 31% to $0.80 in the three months ended March 31, 2000 as compared to $0.61 in the three months ended March 31, 1999. Net income increased approximately 38% to $40.1 million for the three months ended March 31, 2000 compared to net income of $29.0 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We rely primarily on cash flow from operations and borrowings under our Credit Facilities and receivables financing facility to finance operations and capital expenditures.

Cash Flow from Operations. As part of our commercial arrangements with GM, payment terms for products shipped to GM will continue to steadily lengthen during the three-year period beginning March 1, 1999. This planned change in payment terms has resulted in an expected increase in accounts receivable balances and a related increase in interest expense related to our funding of working capital. Our accounts receivable balances increased approximately $80 million in March 2000 due to the transition from net 10 days payment terms to net 20 days with

GM effective March 1, 1999. This current year increase in accounts receivable compares to an increase of approximately $62 million in March 1999 due to the transition from next day payment terms to net 10 days with GM effective March 1, 1999. One additional increase in payment terms with GM to net 25th proximo is scheduled to begin on March 1, 2001.

At March 31, 2000, we had working capital of $60.1 million as compared to working capital of $62.8 million at December 31, 1999. Cash flow used in operating activities for the three months ended March 31, 2000, including the impact of the change in payment terms with GM on March 1, 2000, was $8.0 million as compared to cash flow provided by operating activities of $49.5 million in the three months ended March 31, 1999. In addition to the impact of the change in payment terms with GM, our increased levels of business activity in 2000 resulted in higher uses of cash related to increased accounts receivable balances and higher inventories as compared to the three months ended March 31, 1999.

Capital Expenditures. Capital expenditures were $90.2 million in the three months ended March 31, 2000 as compared to $47.8 million in the three months ended March 31, 1999. Our largest capital projects in 2000 are related to the launch of new product programs, including the GM M-SUV Program (compact SUVs, including the Jimmy, Blazer and Bravada) and the GM MST Program (mid-sized pick-up trucks, including the S-10 pick-up and Sonoma), and to support additional capacity, including the construction and expansion of our new manufacturing facilities in Guanajuato, Mexico. We are also continuing to make investments to reduce labor-intensive operations and to support numerous cost reduction programs, including upgrades in equipment technology and quality standards. We estimate that we will invest approximately $360 - $380 million in capital expenditures during the year ending December 31, 2000, which we intend to fund from available sources, including cash on-hand, cash flow provided by operations, and borrowings under the Credit Facilities or the receivables financing facility.

Debt Availability. At March 31, 2000, we had borrowing capacity of approximately $440.2 million under the Credit Facilities and the receivables financing facility. Our total borrowing under the Credit facilities at March 31, 2000 consisted solely of the $374.5 million Tranche B Term Loan facility. Availability under the Credit Facilities' consisted of $102.2 million under the delayed draw Tranche A Term Loan facility and $250 million under the Revolving Credit Facility. The Tranche A Term Loan facility will expire on July 31, 2000 if not used. Borrowings under the receivables financing facility amounted to $65 million at March 31, 2000 of a total availability of $153 million.

The weighted average interest rate of our long-term debt outstanding was unchanged at 8.6% as of March 31, 2000 as compared to December 31, 1999.

On an overall basis, we believe that our current capital resources will continue to be sufficient to support ongoing operational requirements. We also believe that we have sufficient financial flexibility to attract long-term funding on acceptable terms as may be needed to support our growth objectives.

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

                                      -13-
FINANCIAL INSTRUMENTS MARKET RISK

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

Interest Rate Risk. We hedge our interest rate risks by utilizing swaps and collars. Our Credit Facilities require us to enter into interest rate hedging arrangements with a notional value of $112.5 million. Accordingly, we have entered into such hedging arrangements, which terminate in December 2000 and which require us to pay a floating rate of interest based on three-month LIBOR with a cap rate of 6.5% and a floor rate of 5.5%.

As part of a comprehensive risk-management program, we perform sensitivity analyses to assess potential gains and losses in earnings and changes in fair value relating to hypothetical movements in interest rates. A 100 basis-point increase in interest rates (approximately 12% of our weighted average interest rate at December 31, 1999) affecting our debt obligations, and related interest rate swaps and collars, would have impacted our 1999 pretax earnings by approximately $3.5 million based on December 31, 1999 debt levels.

Currency Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency risks and have only a nominal amount of currency hedges in place at March 31, 2000. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flow resulting from these activities may be adversely affected by changes in currency exchange rates. We intend to manage these risks by using local currency funding of these expansions and by utilizing various types of foreign exchange contracts.

LITIGATION AND ENVIRONMENTAL REGULATIONS

We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flow.

GM has agreed to indemnify and hold harmless AAM, Inc. from certain environmental issues identified as potential areas of environmental concern at the time of the 1994 Acquisition. GM has also agreed to indemnify AAM, Inc., under certain circumstances, for up to ten years from the date of closing of the 1994 acquisition with respect to certain pre-closing environmental conditions. Based on our assessment of costs associated with our environmental responsibilities, including recurring administrative costs, capital expenditures and other compliance costs, we do not expect such costs to have a material effect on our financial condition, results of operations, cash flow or competitive position in the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. FASB Statement No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities. This statement is effective for us on January 1, 2001. We are currently analyzing the impact this statement will have on our financial statements.

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

                                      -15-
--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5.  Other Information.

On January 26, 2000 AAM Inc. executed Amendment No. 3 dated as of December 11, 1999 to the AAM/GMCL Supply Agreement dated February 17, 1994 between AAM Inc. and General Motors of Canada Limited ("GCML"), as amended. This agreement amends certain terms contained in the AAM/GCML Supply Agreement dated February 17, 1994 between AAM Inc. and General Motors of Canada Limited, as amended. This agreement is filed herewith as Exhibit 10.02. Portions were omitted and filed separately with the Secretary of the Securities and Exchange Commission with an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

On February 24, 2000 AAM Inc. executed an agreement with GM. This agreement amends certain terms contained in the Lifetime Program Contract dated June 19, 1998 between General Motors Corporation North American Operations and AAM Inc. This agreement is filed herewith as Exhibit 10.03. Certain portions were omitted and filed separately with the Secretary of the Securities and Exchange Commission with an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Report on Form 8-K

     During the quarter ended March 31, 2000, we did not file a Current Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                  (Registrant)


Date:  May 15, 2000                 By: /s/ Robin J. Adams
                                        ------------------
                                    Robin J. Adams
                                    Executive Vice President - Finance &
                                    Chief Financial Officer

                                  EXHIBIT INDEX


Number               Description of Exhibit
------               ----------------------

*10.01               Letter Agreement, dated as of December 15, 1998,
                         as amended January 11, 2000, between
                         B.G. Mathis and the Company

*10.02+              Amendment No. 3 to AAM/GMCL Supply Agreement between
                         American Axle & Manufacturing, Inc. ("AAM") and
                         General Motors of Canada Limited ("GMCL") dated
                         February 17, 1994, as amended (the "Supply
                         Agreement")

*10.03+              Agreement dated as of February 24, 2000, by and between
                         American Axle & Manufacturing, Inc. and General Motors
                         Corporation

*12.01               Statement of Computation of Ratio of Earnings to Fixed
                         Charges

*27                  Financial Data Schedule

                     (All other exhibits are not applicable.)

----------------------
*   Filed herewith
+ Certain portions of the identified Exhibit have been omitted and separately filed with the Securities and Exchange Commission based upon a request for confidential treatment