Form 10-Q
period 2000-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2000-08-11
CIK 1062231

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 1-14303


                         ------------------------------


                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            36-3161171
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

1840 HOLBROOK AVENUE, DETROIT, MICHIGAN                         48212-3488
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)


                                 (313) 974-2000
                                 --------------
                         (Registrant's telephone number,
                              including area code)

                         ------------------------------


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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 7, 2000, the latest practicable date, was 46,357,012 shares.

================================================================================

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 30,            DECEMBER 31,
                                                                                      2000                 1999
                                                                              -----------------    -----------------
                                   ASSETS                                                  (IN MILLIONS)
Current assets:
     Cash and equivalents                                                            $    67.9            $   140.2
     Accounts receivable, net                                                            327.5                194.0
     Inventories                                                                         138.9                133.3
     Prepaid expenses and other                                                           33.8                 22.3
     Deferred income taxes                                                                19.7                 19.7
                                                                              -----------------    -----------------
Total current assets                                                                     587.8                509.5

Property, plant and equipment, net                                                     1,056.9                929.0
Deferred income taxes                                                                     24.4                 50.5
Goodwill and other assets, net                                                           191.8                188.1
                                                                              -----------------    -----------------
TOTAL ASSETS                                                                         $ 1,860.9            $ 1,677.1
                                                                              =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $   287.6            $   269.1
     Accrued compensation and benefits                                                   135.3                129.7
     Other accrued expenses                                                               58.6                 47.9
                                                                              -----------------    -----------------
Total current liabilities                                                                481.5                446.7

Long-term debt and capital lease obligations                                             820.7                774.9
Postretirement benefits and other long-term liabilities                                  215.6                191.8
                                                                              -----------------    -----------------
TOTAL LIABILITIES                                                                      1,517.8              1,413.4

Stockholders' equity
     Common stock, par value $.01 per share                                                0.5                  0.5
     Paid-in capital                                                                     199.8                199.8
     Retained earnings                                                                   144.2                 64.1
     Cumulative translation adjustment and other                                          (1.4)                (0.7)
                                                                              -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                               343.1                263.7
                                                                              -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 1,860.9            $ 1,677.1
                                                                              =================    =================


See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                   ------------------------  --------------------
                                         2000       1999        2000      1999
                                   ------------------------  ---------- ---------
                                       (IN MILLIONS, EXCEPT PER SHARE DATA)

Net sales                             $   819.7  $   800.8  $ 1,655.6  $ 1,498.5

Cost of goods sold                        699.6      692.4    1,415.8    1,298.0
                                      ---------- ----------  --------- ---------

Gross profit                              120.1      108.4      239.8      200.5

Selling, general and
     administrative expenses               41.9       39.1       84.1       73.1
Goodwill amortization                       1.1        1.1        2.1        1.2
                                      ---------- ----------  --------- ---------

Operating income                           77.1       68.2      153.6      126.2

Net interest expense                      (14.9)     (15.1)     (28.1)     (27.1)

Other income (expense), net                 1.3       (0.1)       1.6       (0.1)
                                      ---------- ----------  --------- ---------

Income before income taxes                 63.5       53.0      127.1       99.0

Income taxes                               23.5       19.3       47.0       36.3
                                      ---------- ----------  --------- ---------

Net income                            $    40.0  $    33.7   $   80.1  $    62.7
                                      ========== ==========  ========= =========


Basic earnings per share              $    0.87  $    0.85   $   1.73  $    1.63
                                      ========== ==========  ========= =========

Diluted earnings per share            $    0.80  $    0.67   $   1.60  $    1.28
                                      ========== ==========  ========= =========

Average shares outstanding:

     Basic earnings per share              46.4       39.5       46.4       38.4
                                      ========== ==========  ========= =========

     Diluted earnings per share            50.1       50.1       50.1       49.0
                                      ========== ==========  ========= =========



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           -------------------------
                                                              2000           1999
                                                           ---------    ------------
                                                                 (IN MILLIONS)

OPERATING ACTIVITIES
Net income                                                 $    80.1     $     62.7
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                              50.4           44.4
     Deferred income taxes                                      32.1           12.7
     Pensions and other postretirement benefits, net of
       contributions                                            18.8           22.2
     Loss on disposal of equipment                               1.1            1.2
     Changes in operating assets and liabilities:
       Accounts receivable                                    (134.6)         (76.9)
       Inventories                                              (7.9)          30.7
       Current liabilities                                      28.2           56.2
       Other assets and liabilities                             (8.3)           5.5
                                                           ----------    -----------
Net cash provided by operating activities                       59.9          158.7
                                                           ----------    -----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net               (179.8)        (110.0)
Acquisitions, net of cash acquired                                 -         (225.9)
Proceeds from sale-leaseback of equipment                          -          187.0
                                                           ----------    -----------
Net cash used in investing activities                         (179.8)        (148.9)
                                                           ----------    -----------

FINANCING ACTIVITIES
Net borrowings of (payments on) long-term debt                  47.6         (185.9)
Issuance of 9.75% Senior Subordinated Notes Due 2009               -          288.7
Debt issuance costs                                                -           (9.4)
Proceeds from issuance of common stock, net                        -          107.7
                                                           ----------    -----------
Net cash provided by financing activities                       47.6          201.1
                                                           ----------    -----------

Effect of exchange rate changes on cash                            -              -
                                                           ----------    -----------

Net (decrease) increase in cash and equivalents                (72.3)         210.9

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    140.2            4.5
                                                           ----------    -----------

CASH AND EQUIVALENTS AT END OF PERIOD                      $    67.9     $    215.4
                                                           ==========    ===========

See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                                                                            JUNE 30,             DECEMBER 31,
                                                                              2000                   1999
                                                                      ----------------------------------------------

         Assets:                                                                      (In millions)

               Current assets                                             $        587.8        $        509.5
               Noncurrent assets                                                 1,273.1               1,167.6
                                                                      ----------------------------------------------
                 Total assets                                             $      1,860.9        $      1,677.1
                                                                      ==============================================

         Liabilities:
               Current liabilities                                        $        481.5        $        446.7
               Noncurrent liabilities                                            1,036.3                 966.7
                                                                      ----------------------------------------------
                 Total liabilities                                        $      1,517.8        $      1,413.4
                                                                      ==============================================


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  2000                 1999
                                                                      ----------------------------------------------
                                                                                      (In  millions)
         Net sales                                                        $      1,655.6        $      1,498.5
         Gross profit                                                              239.8                 200.5
         Net income                                                                 80.1                  62.7

3.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the last-in first-out method (LIFO). Non-productive inventories consist of materials consumed in the manufacturing process but not incorporated in the finished products. Inventories consist of the following:

                                                                      JUNE 30,   DECEMBER 31,
                                                                        2000         1999
                                                                    --------------------------
                                                                              (In millions)

         Raw materials and work-in-process                          $     112.3    $    105.3

         Finished goods                                                    23.9          22.6
                                                                     -------------------------
         Gross inventories at average cost
                                                                          136.2          127.9
         Excess of average cost over LIFO cost
                                                                           (7.7)          (7.8)
                                                                     -------------------------
         Net productive inventories
                                                                          128.5          120.1
         Non-productive inventories
                                                                           10.4           13.2
                                                                    --------------------------
         Total inventories                                          $     138.9     $    133.3
                                                                    ==========================

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.        LONG-TERM DEBT

          Long-term debt consists of the following:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2000            1999
                                                                              ------------------------------
                                                                                      (In millions)

          Credit Facilities:
              Revolver                                                             $     -          $     -
              Tranche A Term Loan                                                        -                -
              Tranche B Term Loan                                                    374.5            375.0
                                                                             --------------  ---------------
                  Total Credit Facilities                                            374.5            375.0
          Receivables Facility                                                       120.0             70.0
          9.75% Senior Subordinated Notes Due 2009,
              net of discount                                                        298.0            297.9
          Capital lease obligations and other                                         28.2             32.0
                                                                             --------------  ---------------
          Total long-term debt                                                     $ 820.7          $ 774.9
                                                                             ==============  ===============


5.        EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                     THREE MONTHS                      SIX MONTHS
                                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                                            -------------------------------  -------------------------------
                                                                 2000             1999            2000             1999
                                                            --------------   --------------  ---------------  --------------
                                                                          (In millions, except per share data)
          Numerators for Basic and Diluted earnings per share:
              Net income                                           $ 40.0           $ 33.7           $ 80.1          $ 62.7

          Denominators:
              Basic earnings per share -
                 weighted-average shares outstanding                 46.4             39.5             46.4            38.4

              Effect of dilutive securities:
                 Dilutive stock options outstanding                   3.7             10.6              3.7            10.6
                                                            --------------   --------------  ---------------  --------------

              Diluted earnings per share -
                 weighted-average shares
                    plus assumed conversion                          50.1             50.1             50.1            49.0
                                                            ==============   ==============  ===============  ==============

          Basic earnings per share                                 $ 0.87           $ 0.85           $ 1.73          $ 1.63
                                                            ==============   ==============  ===============  ==============

          Diluted earnings per share                               $ 0.80           $ 0.67           $ 1.60          $ 1.28
                                                            ==============   ==============  ===============  ==============

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.      COMPREHENSIVE INCOME

        Comprehensive income was $39.4 million and $79.4 million for the three months and six months ended June 30, 2000. For the three and six months ended June 30, 1999, comprehensive income was $33.3 million and $61.8 million, respectively. Foreign currency translation is the primary reconciling difference between comprehensive income and net income for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis presents the factors that had a material effect on our results of operations and cash flows during the three and six months ended June 30, 2000, and our financial position at June 30, 2000. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months and six months ended June 30, 2000 with the corresponding period in 1999.

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

COMPANY OVERVIEW

We are a Tier I supplier to the automotive industry and a world leader in the manufacture, engineering and design of driveline systems for trucks, buses, sport utility vehicles ("SUVs") and passenger cars. A driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. The driveline products produced by us include axles, propeller shafts, chassis components and forged products. We sell most of our products under long-term contracts at fixed prices. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes.

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

As a result of our Lifetime Program Contracts with GM ("LPCs"), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 84% of our total sales in the three months ended June 30, 2000. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs establish pricing for products sold to GM and require us to remain competitive with respect to technology, design and quality. The LPCs have terms equal to the lives of the relevant vehicle programs of typically 6 to 12 years. We will have to compete for future GM business upon the termination of the LPCs.

Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates (collectively, "Blackstone") acquired a controlling interest in the Company in a leveraged recapitalization transaction consummated in October 1997 (the "Recapitalization"). In February 1999, we completed an initial public offering and issued 7 million shares of common stock.

RESULTS OF OPERATIONS

The following table sets forth certain statement of income data expressed as a percentage of net sales:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                  2000          1999            2000          1999
                                                              ----------------------------- -----------------------------
STATEMENT OF INCOME DATA

   Net sales                                                       100.0%         100.0%         100.0%         100.0%
   Cost of goods sold                                                85.4           86.5           85.5           86.6
                                                              ----------------------------- -----------------------------
   Gross margin                                                      14.6           13.5           14.5           13.4
   Selling, general and administrative expenses                       5.1            4.9            5.1            4.9
   Goodwill amortization                                              0.1            0.1            0.1            0.1
                                                              ----------------------------- -----------------------------
   Operating margin                                                   9.4            8.5            9.3            8.4
   Net interest (expense)                                            (1.8)          (1.9)          (1.7)          (1.8)

   Other income (expense), net                                        0.2              -            0.1              -
                                                              ----------------------------- -----------------------------
   Income before income taxes                                         7.8            6.6            7.7            6.6
   Income taxes                                                       2.9            2.4            2.9            2.4
                                                              ----------------------------- -----------------------------
   Net income                                                         4.9%           4.2%           4.8%           4.2%
                                                              ============================= =============================


RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Sales. Net sales increased approximately 2.4% to $819.7 million for the three months ended June 30, 2000 as compared to $800.8 million for the three months ended June 30, 1999. This increase was primarily due to increased sales related to GM's new full-size truck and SUV programs (GMT-800 series), on which the Company receives a higher average dollar content per vehicle than their predecessors (GMT-400 series), and increased sales to customers other than GM.

Sales to customers other than GM increased $15.2 million to $131.2 million for the three months ended June 30, 2000 as compared to $116.0 million for the three months ended June 30, 1999.

Gross Profit. Gross profit increased to $120.1 million for the three months ended June 30, 2000 as compared to $108.4 million for the three months ended June 30, 1999. Gross margin increased to 14.6% in the three months ended June 30, 2000 as compared to 13.5% for the three months ended June 30, 1999. The increases in gross profit and gross margin in 2000 were primarily due to the impact of productivity and efficiency improvements resulting from our investment in new machinery and equipment and increased sales of next generation products, which carry higher average selling prices. Gross profit and gross margin were also favorably impacted by the start of production in our new Guanajuato, Mexico and Cheektowaga, New York manufacturing facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including research and development) increased 7.2% to $41.9 million for the three months ended June 30, 2000 as compared to $39.1 million for the three months ended June 30, 1999. The increase in SG&A spending was primarily due to our continued increasing investment in R&D and increased profit-sharing accruals resulting from increased profitability, partially offset by cost savings associated with the integration of businesses we acquired in 1998 and 1999.

Research and development ("R&D") expenses were $11.4 million for the three months ended June 30, 2000 as compared to $8.8 million for the three months ended June 30, 1999. The increase in R&D expenses in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was primarily due to the increased costs of supporting new customers and new product programs currently under development.

Operating Income. Operating income increased 13.0% to $77.1 million for the three months ended June 30, 2000 as compared to $68.2 million for the three months ended June 30, 1999. Operating margin increased to 9.4% for the three months ended June 30, 2000 as compared to an operating margin of 8.5% for the three months ended June 30, 1999. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit, partially offset by increased R&D and other SG&A costs.

Net Interest Expense. Net interest expense was $14.9 million for the three months ended June 30, 2000 as compared to $15.1 million for the three months ended June 30, 1999. The decrease in net interest expense was primarily due to a higher amount of interest capitalized on construction in progress, partially offset by higher average interest rates.

Income Tax Expense. Income tax expense was $23.5 million for the three months ended June 30, 2000 as compared to $19.3 million for the three months ended June 30, 1999. Our effective income tax rate was approximately 37.0% for both of these periods.

Net Income and Earnings Per Share. Diluted earnings per share increased approximately 19% to $0.80 in the three months ended June 30, 2000 as compared to $0.67 in the three months ended June 30, 1999. Net income increased approximately 19% to $40.0 million for the three months ended June 30, 2000 compared to net income of $33.7 million for the three months ended June 30, 1999.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Sales. Net sales increased approximately 10.5% to $1,655.6 million for the six months ended June 30, 2000 as compared to $1,498.5 million for the six months ended June 30, 1999. This increase was primarily due to strong demand for our products and increased sales related to GM's new full-size truck and SUV programs (GMT-800 series), on which the Company receives a higher average dollar content per vehicle than their predecessors (GMT-400 series).

Our sales also increased in 2000 due to shipments from Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP"), which we acquired on April 1, 1999; the start-up of our new manufacturing facility in Guanajuato, Mexico; and our joint venture in Brazil, which we acquired in the fourth quarter of 1999. Excluding sales from the businesses acquired in 1999, our sales increased approximately 7% in 2000 as compared to 1999.

Sales to customers other than GM increased $71.6 million to $262.8 million for the six months ended June 30, 2000 as compared to $191.2 million for the six months ended June 30, 1999. The increase in sales to customers other than GM is principally due to Colfor and MSP sales in the first quarter of 2000 and additional non-GM business we have obtained.

Gross Profit. Gross profit increased to $239.8 million for the six months ended June 30, 2000 as compared to $200.5 million for the six months ended June 30, 1999. Gross margin increased to 14.5% in the six months ended June 30, 2000 as compared to 13.4% for the six months ended June 30, 1999. The increases in gross profit and gross margin in 2000 were primarily due to the impact of higher production volumes, productivity and efficiency improvements resulting from our investment in new machinery and equipment and increased sales of next generation products, which carry higher average selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including research and development) increased 15.0% to $84.1 million for the six months ended June 30, 2000 as compared to $73.1 million for the six months ended June 30, 1999. The increase in SG&A spending was primarily due to our continued increasing investment in R&D, the addition of Colfor, MSP and our joint venture in Brazil. SG&A also increased in 2000 due to increased profit-sharing accruals resulting from increased profitability.

Research and development ("R&D") expenses were $21.8 million for the six months ended June 30, 2000 as compared to $17.2 million for the six months ended June 30, 1999. The increase in R&D expenses in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily due to the increased costs of supporting new customers and new product programs currently under development, as well as the addition of Colfor and MSP spending in 2000.

Operating Income. Operating income increased 22% to $153.6 million for the six months ended June 30, 2000 as compared to $126.2 million for the six months ended June 30, 1999. Operating margin increased to 9.3% for the six months ended June 30, 2000 as compared to an operating margin of 8.4% for the six months ended June 30, 1999. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit, partially offset by increased R&D and other SG&A costs and higher goodwill amortization related to Colfor, MSP and our joint venture in Brazil.

Net Interest Expense. Net interest expense was $28.1 million for the six months ended June 30, 2000 as compared to $27.1 million for the six months ended June 30, 1999. The increase in net interest expense was primarily due to a higher average amount of net debt outstanding and higher average interest rates in 2000 primarily associated with our issuance of the 9.75% Senior Subordinated Notes in March 1999. This increase in interest expense was partially offset by interest income related to increased levels of cash on-hand and a higher amount of interest capitalized on construction in progress.

Income Tax Expense. Income tax expense was $47.0 million for the six months ended June 30, 2000 as compared to $36.3 million for the six months ended June 30, 1999. Our effective income tax rate was approximately 37.0% for both of these periods.

Net Income and Earnings Per Share. Diluted earnings per share increased approximately 25% to $1.60 in the six months ended June 30, 2000 as compared to $1.28 in the six months ended June 30, 1999. Net income increased approximately 28% to $80.1 million for the six months ended June 30, 2000 as compared to net income of $62.7 million for the six months ended June 30, 1999.

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

At June 30, 2000, we had working capital of $106.3 million as compared to working capital of $62.8 million at December 31, 1999. Cash flow provided by operating activities for the six months ended June 30, 2000, including the impact of the change in payment terms with GM on March 1, 2000, was $59.9 million as compared to cash flow provided by operating activities of $158.7 million in the three months ended June 30, 1999. In addition to the impact of the change in payment terms with GM, our increased levels of business activity in 2000, as well as the start of production in our new Guanajuato, Mexico and Cheektowaga, New York manufacturing facilities, resulted in increased accounts receivable balances and higher inventories as compared to the six months ended June 30, 1999.

Capital Expenditures. Capital expenditures were $179.8 million in the six months ended June 30, 2000 as compared to $110.0 million in the six months ended June 30, 1999. Our largest capital projects in 2000 are related to the launch of new product programs, including the GM M-SUV Program (compact SUVs, including the Jimmy, Blazer and Bravada) and the GM MST Program (mid-sized pick-up trucks, including the S-10 pick-up and Sonoma), and to support additional capacity, including the construction and expansion of our new manufacturing facility in Guanajuato, Mexico. We are also continuing to make investments to reduce labor-intensive operations and to support numerous cost reduction programs, including upgrades in equipment technology and quality standards. We estimate that we will invest approximately $360 - $380 million in capital expenditures during the year ending December 31, 2000, which we intend to fund from available sources, including cash on-hand, cash flow provided by operations, and borrowings under the Credit Facilities or the receivables financing facility.

Debt Availability. At June 30, 2000, we had borrowing capacity of approximately $385.2 million under the Credit Facilities and the receivables financing facility. Our total borrowing under the Credit facilities at June 30, 2000 consisted solely of the $374.5 million Tranche B Term Loan facility. Availability under the Credit Facilities' consisted of $102.2 million under the delayed draw Tranche A Term Loan facility and $250 million under the Revolving Credit Facility. Borrowings under the receivables financing facility amounted to $120 million at June 30, 2000 of a total availability of $153 million.

The Tranche A Term Loan Facility, which was due to expire at July 31, 2000 if not used, was extended until August 31, 2000 and was increased pursuant to this extension to $106.7 million.

The weighted average interest rate of our long-term debt outstanding was 8.9% at June 30, 2000 as compared to 8.6% at December 31, 1999.

Credit Ratings. On May 22, 2000, Standard & Poor's raised our corporate credit and bank loan ratings to double `B' ("BB") from double `B'-minus ("BB-"). Our subordinated debt rating was raised to single `B'-plus ("B+") from single-`B' ("B").

On August 7, 2000, Moody's Investors Service upgraded the ratings of our senior debt to Ba2 from Ba3. Moody's also upgraded our subordinated debt rating to B1 from B2.

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

Currency Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency risks and have only a nominal amount of currency hedges in place at June 30, 2000. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flow resulting from these activities may be adversely affected by changes in currency exchange rates. We intend to manage these risks by using local currency funding of these expansions and by utilizing various types of foreign exchange contracts.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 4, 2000 for the purpose of electing directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors as listed in the proxy statement were elected with the number of votes set forth below:

                                                          Number of Votes
                                                  ------------------------------

                                                                      Abstained/
                                                    In Favor           Withheld
                                                  ------------       -----------
CLASS I DIRECTORS - TERM EXPIRES IN 2003:

Forest J. Farmer, Sr.                              43,502,302           60,059
Richard C. Lappin                                  43,502,302           60,059
Thomas K. Walker                                   43,502,302           60,059

CLASS III DIRECTOR - TERM EXPIRES IN 2002:

John P. Reilly                                     45,502,302           60,059

In addition to the directors listed above, returning members of the Board of Directors included the following:

CHAIRMAN OF THE BOARD OF DIRECTORS, CLASS III DIRECTOR - TERM EXPIRES IN 2002:

Richard E. Dauch

CLASS II DIRECTORS - TERM EXPIRES IN 2001:

Robert L. Friedman                      Class II Director - Term Expires in 2003
B.G. Mathis                             Class II Director - Term Expires in 2003
Bret D. Pearlman                        Class II Director - Term Expires in 2003

CLASS III DIRECTOR - TERM EXPIRES IN 2002:

David A. Stockman                      Class III Director - Term Expires in 2002

The result of the other matter voted upon at the annual meeting is as follows:

                                                   Number of Votes
                                       --------------------------------------

                                        In Favor       Against      Abstained
                                       ----------      -------      ---------
Deloitte & Touche LLP as
  independent auditors for 2000        43,546,910      10,350           5,101

ITEM 5.  OTHER INFORMATION.

Resignation of Director

Effective August 10, 2000, David A. Stockman resigned from our Board of
Directors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)    Report on Form 8-K

       During the quarter ended June 30, 2000, we did not file a Current Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                  (Registrant)


Date:  August 11, 2000                      By: /s/ Robin J. Adams
                                                ------------------
                                            Robin J. Adams
                                            Executive Vice President - Finance &
                                            Chief Financial Officer

                                  EXHIBIT INDEX


Number      Description of Exhibit                                                 Page
------      ----------------------                                                 ----

*12.01      Statement of Computation of Ratio of Earnings to Fixed Charges           20


*27         Financial Data Schedule                                                  **

            (All other exhibits are not applicable.)

---------------
*    Filed herewith
**   Shown only in the original filed with the Securities and Exchange
     Commission