Form 10-Q
period 2000-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2000-11-14
CIK 1062231

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----           SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from     to
                                                       ----   ----
                         Commission file number 1-14303


                       -----------------------------------


                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 36-3161171
    -------------------------------------             --------------------
       (State or other jurisdiction of                  (I.R.S.Employer
        incorporation or organization)                Identification No.)


1840 HOLBROOK AVENUE, DETROIT, MICHIGAN                    48212-3488
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)


                                 (313) 974-2000
                          ----------------------------
                         (Registrant's telephone number,
                              including area code)

                       -----------------------------------



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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 3, 2000, the latest practicable date, was 46,398,537 shares.



================================================================================

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                      2000                    1999
                                                                                -------------------   ---------------------
                                    ASSETS                                                    (IN MILLIONS)
                                    ------

Current assets:
     Cash and equivalents                                                       $             58.5     $             140.2
     Accounts receivable, net                                                                308.2                   194.0
     Inventories                                                                             151.6                   133.3
     Prepaid expenses and other                                                               34.0                    22.3
     Deferred income taxes                                                                    19.5                    19.7
                                                                               --------------------   ---------------------
Total current assets                                                                         571.8                   509.5

Property, plant and equipment, net                                                         1,096.2                   929.0
Deferred income taxes                                                                         17.3                    50.5
Goodwill and other assets, net                                                               191.1                   188.1
                                                                               --------------------   ---------------------
TOTAL ASSETS                                                                    $          1,876.4     $           1,677.1
                                                                               ====================   =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
     Accounts payable                                                           $            302.6     $             269.1
     Accrued compensation and benefits                                                       108.2                   129.7
     Other accrued expenses                                                                   64.2                    47.9
                                                                               --------------------   ---------------------
Total current liabilities                                                                    475.0                   446.7

Long-term debt and capital lease obligations                                                 814.9                   774.9
Postretirement benefits and other long-term liabilities                                      220.0                   191.8
                                                                               --------------------   ---------------------
TOTAL LIABILITIES                                                                          1,509.9                 1,413.4

Stockholders' equity
     Common stock, par value $.01 per share                                                    0.5                     0.5
     Paid-in capital                                                                         199.8                   199.8
     Retained earnings                                                                       168.4                    64.1
     Cumulative translation adjustment and other                                              (2.2)                   (0.7)
                                                                               --------------------   ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   366.5                   263.7
                                                                               --------------------   ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $          1,876.4     $           1,677.1
                                                                               ====================   =====================


See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           SEPTEMBER 30,                           SEPTEMBER 30,
                                                  ------------------------------           -----------------------------
                                                       2000              1999                   2000             1999
                                                  ------------       -----------           -----------       -----------
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)

Net sales                                         $      675.5       $     718.8           $   2,331.1       $   2,217.3

Cost of goods sold                                       586.4             629.4               2,002.2           1,927.4
                                                  ------------       -----------           -----------       -----------

Gross profit                                              89.1              89.4                 328.9             289.9

Selling, general and
   administrative expenses                                35.4              33.9                 119.5             107.0
Goodwill amortization                                      1.0               1.1                   3.1               2.3
                                                  ------------       -----------           -----------       -----------

Operating income                                          52.7              54.4                 206.3             180.6

Net interest expense                                     (15.6)            (14.3)                (43.7)            (41.4)

Other income, net                                           --               0.7                   1.6               0.6
                                                  ------------       -----------           -----------       -----------

Income before income taxes                                37.1              40.8                 164.2             139.8

Income taxes                                              12.9              15.4                  59.9              51.7
                                                  ------------       -----------           -----------       -----------

Net income                                        $       24.2       $      25.4           $     104.3       $      88.1
                                                  ============       ===========           ===========       ===========


Basic earnings per share                          $       0.52       $      0.64           $      2.25       $      2.27
                                                  ============       ===========           ===========       ===========


Diluted earnings per share                        $       0.48       $      0.50           $      2.08       $      1.78
                                                  ============       ===========           ===========       ===========

Average shares outstanding:

   Basic earnings per share                               46.4              39.5                  46.4              38.7
                                                  ============       ===========           ===========       ===========

   Diluted earnings per share                             50.1              50.1                  50.1              49.3
                                                  ============       ===========           ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   --------------------------------------
                                                                                         2000                 1999
                                                                                   -----------------    -----------------
                                                                                               (IN MILLIONS)


OPERATING ACTIVITIES
Net income                                                                         $          104.3      $          88.1
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                             77.0                 65.8
     Deferred income taxes                                                                     31.5                 14.0
     Pensions and other postretirement benefits, net of
         contributions                                                                          6.1                 33.8
     Loss on disposal of equipment                                                              1.1                  1.9
     Changes in operating assets and liabilities:
         Accounts receivable                                                                 (115.7)               (99.4)
         Inventories                                                                          (20.4)                24.7
         Current liabilities                                                                   54.5                 74.7
         Other assets and liabilities                                                         (17.5)                 9.9
                                                                                   -----------------    -----------------
Net cash provided by operating activities                                                     120.9                213.5
                                                                                   -----------------    -----------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                              (246.4)              (206.1)
Acquisitions, net of cash acquired                                                                -               (225.9)
Proceeds from sale-leaseback of equipment                                                         -                187.0
                                                                                   -----------------    -----------------
Net cash used in investing activities                                                        (246.4)              (245.0)
                                                                                   -----------------    -----------------

FINANCING ACTIVITIES
Net borrowings of (payments on) long-term debt                                                 43.8               (186.8)
Issuance of 9.75% Senior Subordinated Notes Due 2009                                              -                288.7
Debt issuance costs                                                                               -                 (9.7)
Proceeds from issuance of common stock, net                                                       -                107.7
                                                                                   -----------------    -----------------
Net cash provided by financing activities                                                      43.8                199.9
                                                                                   -----------------    -----------------

Effect of exchange rate changes on cash                                                           -                    -
                                                                                   -----------------    -----------------

Net (decrease) increase in cash and equivalents                                               (81.7)               168.4

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                   140.2                  4.5
                                                                                   -----------------    -----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $           58.5     $          172.9
                                                                                   =================    =================


See accompanying notes to condensed consolidated financial statements.

                  AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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



                                                                          SEPTEMBER 30,             DECEMBER 31,
                                                                              2000                      1999
                                                                      ----------------------------------------------
                                                                                       (In millions)

         Assets:
           Current assets                                             $        571.8           $        509.5
           Noncurrent assets                                                 1,304.6                  1,167.6
                                                                      ----------------------------------------------
             Total assets                                             $      1,876.4           $      1,677.1
                                                                      ==============================================

         Liabilities:
           Current liabilities                                        $        475.0           $        446.7
           Noncurrent liabilities                                            1,034.9                    966.7
                                                                      ----------------------------------------------
              Total liabilities                                       $      1,509.9           $      1,413.4
                                                                      ==============================================

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2000                      1999
                                                                      ----------------------------------------------
                                                                                       (In millions)
         Net sales                                                    $      2,331.1           $      2,217.3
         Gross profit                                                          328.9                    289.9
         Net income                                                            104.3                     88.1



3.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally using the last-in first-out method (LIFO). Non-productive inventories consist of materials consumed in the manufacturing process but not incorporated in the finished products. Inventories consist of the following:






                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                              2000              1999
                                                                        -------------------------------
                                                                                 (In millions)
        Raw materials and work-in-process                               $     116.6         $     105.3
        Finished goods                                                         27.3                22.6
                                                                        -------------------------------
        Gross inventories at average cost                                     143.9               127.9
        Excess of average cost over LIFO cost                                  (7.8)               (7.8)
                                                                        -------------------------------
        Net productive inventories                                            136.1               120.1
        Non-productive inventories                                             15.5                13.2
                                                                        -------------------------------
        Total inventories                                               $     151.6         $     133.3
                                                                        ===============================


                   AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       LONG-TERM DEBT

         Long-term debt consists of the following:



                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                     2000                   1999
                                                                              --------------------------------------
                                                                                           (In millions)

         Credit Facilities:
              Revolver                                                        $             -       $              -
              Tranche A Term Loan                                                           -                      -
              Tranche B Term Loan                                                       374.0                  375.0
                                                                              ----------------      -----------------
                   Total Credit Facilities                                              374.0                  375.0
         Receivables Facility                                                           120.0                   70.0
         9.75% Senior Subordinated Notes Due 2009,
             net of discount                                                            298.0                  297.9
         Capital lease obligations and other                                             22.9                   32.0
                                                                              ----------------      -----------------
         Total long-term debt                                                 $         814.9       $          774.9
                                                                              ================      =================


         In August 2000, we amended our Credit Facilities. Pursuant to this amendment, the $106.7 million of availability under the Tranche A Term Loan Facility was either rolled over to the Revolving Credit Facility or extinguished. In addition to the rollover, participants in the Credit Facilities were permitted to increase their commitment to the Revolving Credit Facility. As a result, availability under the Revolving Credit Facility increased from $250 million to $378.8 million through October 2004. Additionally, certain financial covenants and other key terms were amended to reflect our improved corporate credit ratings and to increase our flexibility to support new business growth initiatives and our ongoing operations and customer relationships outside the United States.

5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:



                                                                     THREE MONTHS                          NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                             ---------------------------           ----------------------------
                                                                2000             1999                  2000             1999
                                                             ----------      -----------           -----------      -----------
                                                                           (In millions, except per share data)

         Numerators for Basic and Diluted
            earnings per share:
            Net income                                       $     24.2      $      25.4           $     104.3      $      88.1

         Denominators:
            Basic earnings per share -
               weighted-average shares outstanding                 46.4             39.5                  46.4             38.7

            Effect of dilutive securities:
               Dilutive stock options outstanding                   3.7             10.6                   3.7             10.6
                                                             ----------      -----------           -----------      -----------


            Diluted earnings per share -
                weighted-average shares
                   plus assumed conversion                         50.1             50.1                  50.1             49.3
                                                             ==========      ===========           ===========      ===========


         Basic earnings per share                            $     0.52      $      0.64           $      2.25      $      2.27
                                                             ==========      ===========           ===========      ===========


         Diluted earnings per share                          $     0.48      $      0.50           $      2.08      $      1.78
                                                             ==========      ===========           ===========      ===========


                   AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       COMPREHENSIVE INCOME

         Comprehensive income was $23.4 million and $102.8 million for the three months and nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, comprehensive income was $26.2 million and $88.0 million, respectively. Foreign currency translation is the only reconciling difference between comprehensive income and net income for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis presents the factors that had a material effect on our results of operations and cash flows during the three and nine months ended September 30, 2000, and our financial position at September 30, 2000. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three and nine months ended September 30, 2000 with the corresponding period in 1999.

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

As a result of our Lifetime Program Contracts with GM ("LPCs"), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 84% of our total sales in the nine months ended September 30, 2000. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs establish pricing for products sold to GM and require us to remain competitive with respect to technology, design and quality. The LPCs have terms equal to the lives of the relevant vehicle programs of typically 6 to 12 years. We will have to compete for future GM business upon the termination of the LPCs.

Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates (collectively, "Blackstone") acquired a controlling interest in the Company in a leveraged recapitalization transaction consummated in October 1997 (the "Recapitalization"). In February 1999, we completed an initial public offering and issued 7 million shares of common stock.

RESULTS OF OPERATIONS

The following table sets forth certain statement of income data expressed as a percentage of net sales:



                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  2000          1999            2000          1999
                                                              ----------------------------- -----------------------------

STATEMENT OF INCOME DATA

   Net sales                                                       100.0%         100.0%         100.0%         100.0%
   Cost of goods sold                                               86.8           87.6           85.9           86.9
                                                              ----------------------------- -----------------------------
   Gross margin                                                     13.2           12.4           14.1           13.1
   Selling, general and administrative expenses                      5.2            4.6            5.1            4.8
   Goodwill amortization                                             0.2            0.2            0.1            0.1
                                                              ----------------------------- -----------------------------
   Operating margin                                                  7.8            7.6            8.9            8.2
   Net interest (expense)                                           (2.3)          (2.0)          (1.9)          (1.9)

   Other income, net                                                   -              -             .1              -
                                                              ----------------------------- -----------------------------
   Income before income taxes                                        5.5            5.6            7.1            6.3
   Income taxes                                                      1.9            2.1            2.6            2.3
                                                              ----------------------------- -----------------------------
   Net income                                                        3.6%           3.5%           4.5%           4.0%
                                                              ============================= =============================


RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales decreased approximately 6% to $675.5 million for the three months ended September 30, 2000 as compared to $718.8 million for the same period in 1999. The lower sales volume in the third quarter of 2000 was principally due to an approximate 7% decrease in sales to GM as compared to the third quarter of last year resulting from planned model changeovers. Sales to customers other than GM amounted to $106.3 million for the three months ended September 30, 2000, approximately the same as in the three months ended September 30, 1999.

Gross Profit. Gross profit increased to 13.2% of sales or $89.1 million for the three months ended September 30, 2000 as compared to 12.4% of sales or $89.4 million for the three months ended September 30, 1999. The increase in gross margin percentage was due principally to increased sales of higher value-added products and the successful start-up of production in our new Guanajuato, Mexico and Cheektowaga, New York manufacturing facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including research and development) increased 4.4% to $35.4 million for the three months ended September 30, 2000 as compared to $33.9 million for the three months ended September 30, 1999. The increase in SG&A spending was primarily due to our continued increasing investment in R&D, partially offset by cost savings associated with the integration of businesses we acquired in 1998 and 1999.

Research and development ("R&D") expenses increased 20% to $11.5 million for the three months ended September 30, 2000 as compared to $9.6 million for the three months ended September 30, 1999. The increase in R&D spending in the three months ended September 30, 2000 as compared to the same period in 1999 was primarily due to the increased costs of supporting our new customers and our new product programs currently under development. We continue to focus on the development of new systems, products and processes, particularly in the areas of mass reduction; noise, vibration and harshness improvements; durability enhancements; and new product offerings such as systems and modules. Recent innovative product introductions include the Integrated Oil Pan (IOP) Front Axle Module with Electronic Disconnect and the PowerLite(TM) rear-axle system.

Operating Income. Operating income increased to 7.8% of sales or $52.7 million for the three months ended September 30, 2000 as compared to 7.6% of sales or $54.4 million for the three months ended September 30, 1999. The increase in operating margin percentage was primarily due to the factors discussed above relating to the increase in the gross margin percentage, partially offset by increased R&D spending.

Net Interest Expense. Net interest expense was $15.6 million for the three months ended September 30, 2000 as compared to $14.3 million for the three months ended September 30, 1999. The increase in net interest expense was primarily due to a higher average amount of net debt outstanding and higher average interest rates, offset by a higher amount of interest capitalized on construction in progress.

Income Tax Expense. Income tax expense was $12.9 million for the three months ended September 30, 2000 as compared to $15.4 million for the three months ended September 30, 1999. Our effective income tax rate was approximately 34.8% for the three months ended September 30, 2000 as compared to 37.7% for the same period in 1999. Our effective income tax rate in the current quarter reflects an anticipated rate of 36.5% for the full year 2000 as compared to 37.0% in 1999. The decrease in our effective income tax rate in 2000 reflects a reduction of state taxes related to investment tax credits and the net favorable resolution of various other federal and state tax audit issues.

Net Income and Earnings Per Share. Net income was $24.2 million for the three months ended September 30, 2000 as compared to $25.4 million for the three months ended September 30, 1999. Diluted earnings per share were $0.48 in the three months ended September 30, 2000 as compared to $0.50 in the three months ended September 30, 1999.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales increased approximately 5.1% to $2,331.1 million for the nine months ended September 30, 2000 as compared to $2,217.3 million for the nine months ended September 30, 1999. This increase was primarily due to strong demand for our products and increased sales related to GM's new full-size truck and SUV programs (GMT-800 series), on which the Company receives a higher average dollar content per vehicle than their predecessors (GMT-400 series).

Our sales also increased in 2000 due to shipments from Colfor Manufacturing, Inc. ("Colfor") and MSP Industries Corporation ("MSP"), which we acquired on April 1, 1999; our joint venture in Brazil, which we acquired in the fourth quarter of 1999; and the start-up of our new manufacturing facility in Guanajuato, Mexico. Excluding the impact of sales from the businesses acquired in 1999, our sales have increased approximately 3% in 2000 on a year-to-date basis as compared to 1999.

Sales to customers other than GM increased 23.9% to $369.2 million for the nine months ended September 30, 2000 as compared to $298.0 million for the nine months ended September 30, 1999. The increase in sales to customers other than GM is principally due to Colfor and MSP sales in the first quarter of 2000 and additional non-GM business we have obtained.

Gross Profit. Gross profit increased 13.5% to $328.9 million for the nine months ended September 30, 2000 as compared to $289.9 million for the nine months ended September 30, 1999. Gross margin increased to 14.1% in the nine months ended September 30, 2000 as compared to 13.1% for the nine months ended September 30, 1999. The increases in gross profit and gross margin in 2000 were primarily due to the increased sales of higher value-added products and the successful start-up of production in the new Guanajuato, Mexico and Cheektowaga, New York manufacturing facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including research and development) increased 11.7% to $119.5 million for the nine months ended September 30, 2000 as compared to $107.0 million for the nine months ended September 30, 1999. The increase in SG&A spending was primarily due to our continued increasing investment in R&D and the addition of Colfor, MSP and our joint venture in Brazil.

Research and development ("R&D") expenses increased 24% to $33.3 million for the nine months ended September 30, 2000 as compared to $26.8 million for the nine months ended September 30, 1999. The increase in R&D spending in the nine months ended September 30, 2000 as compared to the same period in 1999 was primarily due to the increased costs of supporting our new customers and our new product programs currently under development. We continue to focus on the development of new systems, products and processes, particularly in the areas of mass reduction; noise, vibration and harshness improvements; durability enhancements; and new product offerings such as systems and modules. Recent innovative product introductions include the Integrated Oil Pan (IOP) Front Axle Module with Electronic Disconnect and the PowerLite(TM) rear-axle system.

Operating Income. Operating income increased 14.2% to $206.3 million for the nine months ended September 30, 2000 as compared to $180.6 million for the nine months ended September 30, 1999. Operating margin increased to 8.9% for the nine months ended September 30, 2000 as compared to an operating margin of 8.2% for the nine months ended September 30, 1999. The increase in operating income and operating margin was primarily due to the factors discussed above relating to the increase in Gross Profit, partially offset by increased R&D and other SG&A costs and higher goodwill amortization related to Colfor, MSP and our joint venture in Brazil.

Net Interest Expense. Net interest expense was $43.7 million for the nine months ended September 30, 2000 as compared to $41.4 million for the nine months ended September 30, 1999. The increase in net interest expense was primarily due to a higher average amount of net debt outstanding and higher average interest rates, offset by a higher amount of interest capitalized on construction in progress.

Income Tax Expense. Income tax expense was $59.9 million for the nine months ended September 30, 2000 as compared to $51.7 million for the nine months ended September 30, 1999. Our effective income tax rate was 36.5% for the nine months ended September 30, 2000 and 37.0% for the nine months ended September 30, 1999. The decrease in our effective income tax rate in 2000 reflects a reduction of state taxes related to investment tax credits and the net favorable resolution of various other federal and state tax audit issues.

Net Income and Earnings Per Share. Net income increased 18.4% to $104.3 million for the nine months ended September 30, 2000 as compared to $88.1 million for the nine months ended September 30, 1999. Diluted earnings per share increased approximately 16.9% to $2.08 in the nine months ended September 30, 2000 as compared to $1.78 in the nine months ended September 30, 1999.

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

At September 30, 2000, we had working capital of $96.8 million as compared to working capital of $62.8 million at December 31, 1999. Cash flow provided by operating activities for the nine months ended September 30, 2000, including the impact of the change in payment terms with GM on March 1, 2000, was $120.9 million as compared to cash flow provided by operating activities of $213.5 million in the nine months ended September 30, 1999. In addition to the impact of the change in payment terms with GM, our increased levels of business activity in 2000, as well as the start of production in our new Guanajuato, Mexico and Cheektowaga, New York manufacturing facilities, resulted in increased working capital requirements in 2000 as compared to 1999.

Capital Expenditures. Capital expenditures were $246.4 million in the nine months ended September 30, 2000 as compared to $206.1 million in the nine months ended September 30, 1999. Our largest capital projects in 2000 are related to the launch of new product programs, including the GM M-SUV Program (compact SUVs, including the Jimmy, Blazer and Bravada) and the GM MST Program (mid-sized pick-up trucks, including the S-10 pick-up and Sonoma), and to support additional capacity, including the construction and expansion of our new manufacturing facility in Guanajuato, Mexico. We are also continuing to make investments to reduce labor-intensive operations and to support numerous cost reduction programs, including upgrades in equipment technology and quality standards. We estimate that we will invest approximately $360 - $380 million in capital expenditures during the year ending December 31, 2000, which we intend to fund from available sources, including cash on-hand, cash flow provided by operations, and borrowings under the Credit Facilities or the receivables financing facility.

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

Amendment of Credit Facilities. In August 2000, we amended our Credit Facilities. Pursuant to this amendment, the $106.7 million of availability under the Tranche A Term Loan Facility was either rolled over to the Revolving Credit Facility or extinguished. In addition to the rollover, participants in the Credit Facilities were permitted to increase their commitment to the Revolving Credit Facility. As a result, availability under the Revolving Credit Facility increased from $250 million to $378.8 million through October 2004. Additionally, certain financial covenants and other key terms were amended to reflect our improved corporate credit ratings and to increase our flexibility to support new business growth initiatives and our ongoing operations and customer relationships outside the United States.

Debt Availability. At September 30, 2000, we had borrowing capacity of $397.0 million under the Credit Facilities and the receivables financing facility. Our total borrowing under the Credit facilities at September 30, 2000 consisted solely of the $374.0 million Tranche B Term Loan facility. Availability under the Revolving Credit Facility was $378.8 million. Borrowings under the receivables financing facility amounted to $120.0 million at September 30, 2000 of a total availability of $138.2 million.

The weighted average interest rate of our long-term debt outstanding was 8.8% at September 30, 2000 as compared to 8.6% at December 31, 1999.

On an overall basis, we believe that our current capital resources will continue to be sufficient to support ongoing operational requirements. We also believe that we have sufficient financial flexibility to attract long-term funding on acceptable terms as may be needed to support our growth objectives.

SEASONALITY

Our business is moderately seasonal as our major OEM customers historically have a two-week shutdown of operations in July and approximately a one-week shutdown in December. In addition, OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Our third quarter results reflect these trends and our fourth quarter may be affected as well.

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

Currency Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency risks and have only a nominal amount of currency hedges in place at September 30, 2000. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flow resulting from these activities may be adversely affected by changes in currency exchange rates. We intend to manage these risks by using local currency funding of these expansions and by utilizing various types of foreign exchange contracts.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. FASB Statement No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities. This statement is effective for us on January 1, 2001. We do not presently expect the adoption of these new accounting standards to have a material impact on our operating results or financial condition because of the limited extent to which we engage in the types of activities affected by the standard. However, we have established procedures under which we will monitor our future Treasury, Procurement and other various operating activities for transactions and agreements covered by this standard and we are prepared to account for the impact of any such transactions and agreements in conformity with the new standards in future periods if and when applicable.

FORWARD-LOOKING INFORMATION

Certain statements in this Section and elsewhere in this Quarterly Report are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "anticipate", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including reduced sales by our customers, changes in economic conditions in the markets served by us, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                                      -16-
--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)    Report on Form 8-K

       During the quarter ended September 30, 2000, we did not file a Current Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
                      (Registrant)


Date:  November 14, 2000                   By: /s/ Robin J. Adams
                                               ------------------
                                           Robin J. Adams
                                           Executive Vice President - Finance &
                                           Chief Financial Officer

                              EXHIBIT INDEX


Number                Description of Exhibit
------                ----------------------

*10.01+ Settlement Agreement dated as of July 28, 2000 by and between American Axle & Manufacturing, Inc. and General
                      Motors Corporation.

*10.02                AMENDMENT NO. 4 AND AGREEMENT dated
                      as of July 27, 2000, to the Credit Agreement dated as of October 27, 1997, as amended by Amendment No. 1, Waiver and Agreement, dated as of September 30, 1998, by Amendment No. 2, and Agreement, dated as of January 11,
                      1999, and by Amendment No. 3 and Agreement, dated as of October 26, 1999 among AAM, the lenders party thereto, The
                      Chase Manhattan Bank, a New York banking corporation, as administrative agent and Chase Manhattan Bank Delaware, as fronting bank.

*10.03                AMENDMENT NO. 5 AND AGREEMENT dated
                      as of August 15, 2000, to the Credit Agreement dated as of October 27, 1997, as amended by Amendment No. 1, Waiver and Agreement, dated as of September 30, 1998, by Amendment No. 2, and Agreement, dated as of January 11,
                      1999, by Amendment No. 3 and Agreement, dated as of October 26, 1999 and by Amendment No. 4 and Agreement, dated as of July 27, 2000, among AAM, the lenders party thereto, The Chase Manhattan Bank, a New York banking corporation, as administrative agent and Chase Manhattan
                      Bank Delaware, as fronting bank.

*12.01                Statement of Computation of Ratio of Earnings to Fixed
                      Charges

*27                   Financial Data Schedule

                      (All other exhibits are not applicable.)



-------------------

*    Filed herewith
+ Certain portions of the identified Exhibit have been omitted and separately filed with the Securities and Exchange Commission based upon a request for confidential treatment.