Form 10-K
period 2000-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2001-03-15
CIK 1062231

Cautionary Statements
Part I
PART II
PART III
PART IV
SIGNATURES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
INDEPENDENT AUDITORS’ REPORT
Amendment Dated 12/20/00
Stock Purchase Agreement Dated 12/20/00
Supplemental Compensation Agreement Dated 12/20/00
Employment Agreement Dated 9/30/00
Statement of Computation of Ratio of Earnings
Annual Report to Stockholders
Subsidiaries of the Company

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE

(Title of each class)
NEW YORK STOCK EXCHANGE
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 7, 2001 was approximately $99.3 million. As of March 7, 2001, the registrant had 43,835,711 shares of voting common stock outstanding.

Documents Incorporated By Reference:

     Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2000 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 2, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2001, are incorporated by reference in Part I (Items 1, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, and 8) and Part III (Items 10(a), 11, 12 and 13) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

TABLE OF CONTENTS — ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2000

Cautionary Statements

      Certain statements in this report on Form 10-K are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect”, “anticipate”, “intend”, “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including reduced sales by our customers, changes in economic conditions in the markets served by us, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part I

Item 1. Business

(a)  General Development of Business

General

      As used in this report, except as otherwise indicated in information incorporated by reference, references to “we”, “us”, the “Company”, or “AAM” mean American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries, collectively.

      We are a Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, validation and design of driveline systems for trucks, sport-utility vehicles (“SUVs”) and passenger cars. A driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, driveshafts, chassis components, driving heads, crankshafts, transmission parts and forged products.

      In March 1994, a private investor group led by Richard E. Dauch formed the Company and purchased the Final Drive and Forge Business Unit of the Saginaw Division of General Motors Corporation (“GM”). In connection with this acquisition (the “1994 acquisition”) and under subsequent additional binding agreements we have entered into with GM, we are the sole-source supplier of substantially all of the driveline components and forged products previously supplied to GM by the Business Unit for the life of each of the GM vehicle programs supplied.

      Since the 1994 acquisition, we have dramatically improved product quality and manufacturing efficiency through a combination of management leadership, investments in new equipment and technology, workforce training, and process and systems improvements resulting in increased capacity utilization. From March 1994 through December 2000, we have invested approximately $1.5 billion in capital expenditures and we have received and maintained ISO/ QS 9000 certification for each of our facilities. As a result, (i) the average number of axles produced per day has increased from approximately 10,000 per day in March 1994 to approximately 16,000 per day in year 2000 and (ii) discrepant parts shipped to GM (as measured by GM) decreased from approximately 13,400 parts per million (“PPM”) during the six months ended December 31, 1994 to approximately 89 PPM during the six months ended December 31, 2000.

Initial Public Offering

      Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (“AAM Inc.”) and its subsidiaries. Pursuant to this merger, which was effected in January 1999, each share of AAMM’s common stock was converted into 3,945 shares of Holdings’ common stock. Holdings has no other subsidiaries other than AAM Inc. In February 1999, Holdings completed an initial public offering and issued 7.0 million shares of its common stock.

      For information regarding acquisitions, see Exhibit 13 to this report, Annual Report to Stockholders for the year ended December 31, 2000 (the “Annual Report”), page 37, section entitled “Notes to Consolidated Financial Statements, Note 2 — Acquisitions”.

(b)  Financial Information About Industry Segments

      Incorporated by reference from the Annual Report, page 47, section entitled “Notes to Consolidated Financial Statements, Note 11 — Segment and Geographic Information”.

(c)  Narrative Description of Business

Company Overview

      We are the principal supplier of driveline components to General Motors Corporation (“GM”) for its light trucks, SUVs and rear-wheel-drive (“RWD”) passenger cars. As a result of our Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 84.5%, 85.9% and 93.4% of our total sales in 2000, 1999 and 1998, respectively.

      We sell most of our products under long-term contracts at fixed prices. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, delivery and quality. We will compete for future GM business upon the termination of the LPCs.

      We also supply driveline components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Visteon Automotive, Delphi Automotive, PACCAR and other original equipment manufacturers (“OEMs”) and Tier I supplier companies. Our sales to customers other than GM increased 14% to $475.4 million in 2000 as compared to $416.6 million in 1999. In addition, our sales to customers other than GM have more than tripled in comparison to 1998, when such sales were only $134.1 million, partly as a result of our acquisitions and also due to demand for our newer technology-based products. We expect our sales to customers other than GM to lead our growth over the next several years as we launch additional new driveline system product programs with DaimlerChrysler and other OEM customers.

      The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,

	2000	1999	1998

Rear axles	53.8%	52.5%	53.5%

Front axles	14.7	16.0	16.3

Driveshafts	7.3	7.9	8.6

Chassis components	7.4	7.9	8.8

Forged products	11.2	11.1	8.9

Other	5.6	4.6	3.9

Total	100.0%	100.0%	100.0%

Industry and Competition

      Incorporated by reference from the Annual Report, pages 22-23, section entitled “Management’s Discussion and Analysis — Industry and Competition”.

Productive Materials

      We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

      Through December 31, 1999, we acquired certain materials for use in the manufacture of our products through GM’s purchasing network. Effective January 1, 2000, we assumed full responsibility for our entire purchasing function. For further information regarding this purchasing transition, see the Annual Report, page 30, section entitled “Management’s Discussion and Analysis — Direct Material Purchasing Transition”.

Research and Development (“R&D”)

      We continue to aggressively pursue development of new product, process and systems technologies in our R&D activities, especially those that improve the performance and packaging of our customers’ products or that improve the productivity of our operations. Areas of specific focus in our R&D include mass reduction; noise, vibration and harshness improvements; durability; and new product offerings such as integrated driveline systems and modules. Our new Smart-BarTM stabilizer bar-based active roll-control system and the Integrated Oil Pan (IOP) Front Axle with Electronic Disconnect are two current examples of high value-added technology products that have resulted from our commitment to R&D. In addition, our increased commitment to R&D has also resulted in our development of the PowerLiteTM aluminum rear-axle system, TracRite™ traction-enhancing locking differentials (including a brand-new electronically controlled TracRite™ EL model) and our Gen II and Gen III universal joints, all of which have been instrumental in new product program wins for AAM.

      R&D spending was $46.4 million in 2000, $39.1 million in 1999 and $29.5 million in 1998.

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

Seasonality

      Incorporated by reference from the Annual Report, page 31, section entitled “Management’s Discussion and Analysis — Seasonality”.

Associates

      We believe our relationships with our associates and their unions are positive. As of December 31, 2000, we employed approximately 11,654 associates, approximately 9,629 of which are employed in the United States. Approximately 7,741 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). Approximately 6,913 associates represented by the UAW are subject to a collective bargaining agreement that expires February 25, 2004; another 828 associates at Colfor and MSP are also represented by the UAW under collective bargaining agreements that expire in 2005. Approximately 250 associates are represented by the International Association of Machinists (“IAM”) under a collective bargaining agreement which runs through May 5, 2004. In addition, approximately 1,111 associates at Albion, 581 associates at our Guanajuato, Mexico facility (“Guanajuato Gear & Axle”) and 139 associates at our joint venture in Brazil are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreements at Albion expire in 2004 and the agreements at Guanajuato Gear & Axle and Brazil expire annually.

Credit and Working Capital Practices

      Incorporated by reference from the Annual Report, pages 27-29, section entitled “Management’s Discussion and Analysis — Liquidity and Capital Resources”.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

      International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

      For further financial information regarding foreign and domestic sales and export sales, see the Annual Report, page 47, section entitled “Notes to Consolidated Financial Statements, Note 11 — Segment and Geographic Information”.

Item 2.  Properties

      The following is a summary of our principal facilities:

	Approx.	Type
Name	Sq. Feet	of Interest	Function

Detroit Gear & Axle Detroit, MI	1,764,000	Owned	Rear and front axles, front suspensions and rear brake drums
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Rear axles and steering linkages
Three Rivers Driveline Three Rivers, MI	750,000	Owned	Rear driveshafts, front auxiliary driveshafts and universal joints
Guanajuato Gear & Axle Guanajuato, Mexico	855,000	Owned	Rear axles
Scotstoun Plant Glasgow, Scotland	453,000	Leased	Front and rear axles for medium-duty trucks and vans
Farington Plant Lancashire, England	328,000	Leased	Front and rear axles for buses and chassis components
Spurrier Plant Lancashire, England	303,000	Leased	Crankshafts and fabricated parts
AAM do Brasil	130,600	Owned	Machining of forged products
Curitiba, Brazil
Detroit Forge	710,000	Owned	Forged products
Detroit, MI
Tonawanda Forge	470,000	Owned	Forged products
Tonawanda, NY
Colfor — Malvern	234,000	Owned	Forged products
Malvern, Ohio
Colfor — Salem	189,000	Owned	Forged products
Salem, Ohio
Colfor — Minerva	125,000	Owned	Machining of forged products
Minerva, Ohio
Cheektowaga Plant	116,000	Owned	Machining of forged products
Cheektowaga, NY
MSP — Oxford	125,000	Leased	Forged products
Oxford, MI
MSP — Centerline	14,000	Leased	Forged products
Centerline, MI
Technical Center Rochester Hills, MI	66,000	Leased	R&D, design engineering, metallurgy, testing, validation and sales
Corporate Headquarters Detroit, MI	31,000	Owned	Executive and administrative offices located at the Detroit Gear & Axle
Global Procurement Center	16,000	Leased	Executive and administrative offices
Rochester Hills, MI

      Detroit Gear & Axle, Detroit Forge, Three Rivers Driveline and Corporate Headquarters facilities are each subject to a mortgage in favor of several lenders party to our Bank Credit Facilities. Such mortgages expire upon satisfaction of all borrowings under the Bank Credit Facilities. See the Annual Report, pages 27-29, section entitled “Management’s Discussion and Analysis — Liquidity and Capital Resources” for further information regarding the Bank Credit Facilities.

Item 3.  Legal Proceedings

      Incorporated by reference from the Annual Report, page 31, section entitled “Management’s Discussion and Analysis — Litigation and Environmental Regulations”.

Item 4.  Submission of Matters to a Vote of Stockholders

      No Matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2000. Incorporated by reference from the Board of Directors Proxy Statement for use in connection with AAM’s Annual Meeting to be held on May 2, 2001 (the “Proxy Statement”), page 6, section entitled Proposals You May Vote On”.

Executive Officers of the Registrant

      Richard E. Dauch, age 58, is Co-Founder, Chairman of the Board & Chief Executive Officer. He has been Chief Executive Officer and a member of the Board of Directors since co-founding the Company in 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of the Company from 1994 through December 2000. Before March 1994, he spent 12 years with Chrysler. He left Chrysler in 1991 as Executive Vice President of Worldwide Manufacturing. Prior to joining Chrysler, Dauch served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities for the first major automotive transplant facility in the United States. Dauch began his career with General Motors Corporation in 1964, where he progressed over the course of 12 years from a college-graduate-in-training to the youngest plant manager in Chevrolet’s history. He has received numerous honors, nationally and internationally; is on the board of directors of several manufacturing and civic organizations; and has lectured extensively on the subjects of manufacturing and management. Mr. Dauch has authored a book, Passion for Manufacturing, which is distributed in 80 countries in several languages.

      Joel D. Robinson, age 57, was appointed President & Chief Operating Officer in January 2001. Prior to that, Robinson served as Executive Vice President — Chief Operating Officer (since August 1998), Executive Vice President, Operations and Vice President, Manufacturing. Mr. Robinson joined the Company in March 1994 and has held various other positions including Executive Director of the GMT800 Program and Executive Director, Manufacturing Services. He began his career in the automotive industry at Ford Motor Company in 1963, where he held a series of technical and manufacturing management positions. Robinson also worked for American Motors Corporation, serving as Director of Vehicle Assembly, and later, at Chrysler, where he was responsible for all car body programs.

      Robin J. Adams, age 47, has been Executive Vice President — Finance & Chief Financial Officer since he joined the Company in July 1999. Prior to joining the Company, he spent 13 years with Borg-Warner in various financial positions, including Vice President & Treasurer (Principal Financial Officer) from 1993 and Assistant Treasurer from 1991 to 1993. He began his career in 1976 with Illinois Central Railroad Company, where he served in a variety of positions in accounting, finance and corporate planning, including Assistant Director of Corporate & Financial Planning.

      Patrick S. Lancaster, age 53, has been Group Vice President, Chief Administrative Officer & Secretary since January 2001. Prior to that, he was Vice President & Secretary (since March 2000), Vice President, General Counsel & Secretary (since November 1997) and General Counsel & Secretary (since June 1994). Prior to joining the Company, Lancaster worked at Fruehauf Trailer Corporation and its predecessor Company (from 1981 to 1994) where he last served as General Counsel and Assistant Secretary from March 1990.

      Yogendra (Yogen) N. Rahangdale, age 53, has been Group Vice President & Chief Technical Officer since January 2001. Prior to that, he served as Vice President, Manufacturing & Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998); and Director, Corporate Manufacturing Planning (since August 1995). Prior to joining the Company, Rahangdale spent 12 years with Chrysler in a variety of positions including Manager, Paint & Energy Management.

      Ronald J. Allman, age 60, was appointed Vice President, Manufacturing — Forging Division in January 2001. Prior to that, he was General Manager, Manufacturing — Forging Division since April 1999 and Plant Manager of Detroit Forge since December 1998. Allman served as Plant Manager for the Tonawanda Forge Plant since the formation of the Company in March 1994 through December 1998. Before joining the Company, he held various positions in the industry including engineering, manufacturing, materials, operations and management with Delco Products in Rochester, NY; Delredo S.A. de C.V. in Nuevo Laredo, Mexico; Delco Chassis in Kettering, OH and General Motors Corporation.

      Marion A. Cumo, Sr., age 58, has been Vice President, Materials Management & Logistics since January 2001. Prior to that, he was Vice President, Materials Management since May 1996 and Vice President, Quality Assurance & Customer Satisfaction from March 1994 to May 1996. Prior to joining the Company, Cumo spent 11 years working as a manufacturing executive at Chrysler. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler, Cumo became president of Tri-County Chrysler Products in Peebles/ West Union, Ohio, and also worked as an automotive manufacturing consultant. Cumo began his career at GM and has over 34 years experience in the automotive industry.

      David C. Dauch, age 36, has been Vice President, Manufacturing — Driveline Division since January 2001. Prior to that, he was Vice President, Sales & Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Dauch joined the Company in July 1995 as Manager, Sales Administration. Prior to joining the Company, Dauch held various positions at Collins & Aikman Products Company, including Sales Manager. David C. Dauch is a son of Richard E. Dauch.

      Richard F. Dauch, age 40, has been Vice President, Sales since January 2001. Prior to that, he served as Vice President, Manufacturing — Driveline Division (since July 1999); Vice President, Manufacturing (since August 1998); Director, Strategic & Capacity Planning (since February 1998) and Plant Manager, Detroit Gear & Axle Plant (since May 1996). Dauch joined the Company in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining the Company, Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from February 1992. Prior to his automotive career, Dauch served in the U.S. Army for nine years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

      George J. Dellas, age 58, has been Vice President, Quality Assurance & Customer Satisfaction since May 1996. Prior to that, he was Vice President, Procurement & Material Management (since the 1994 acquisition). Prior to joining the Company, Dellas spent 11 years in executive positions of increasing responsibility at Chrysler from Production Foreman to Vice President. Before leaving Chrysler in 1991, he served as the Director of Advanced Planning for the Assembly Division. Dellas has over 35 years experience in the global automotive industry.

      David J. Demos, age 50, has been Vice President, Strategic Planning & Business Development, since March 1, 2000. Prior to that, he was Vice President, Procurement (since August 1998); Vice President, Sales & Business Development (since November 1997); and Vice President, Sales (since May 1996). He also served as Executive Director, Sales & Marketing; and Director, Sales, Marketing & Planning. Prior to joining the company in March 1994, Demos worked for GM for 21 years in various engineering, quality and sales positions in the United States and overseas. In his most recent position with GM, he was Chief Engineer of the Final Drive and Forge Business Unit of the Saginaw Division.

      Robert A. Krause, age 44, has been Vice President & Treasurer of the company since July 1999. In addition to his treasury duties, Krause is also responsible for investor relations. Prior to that, he was Treasurer and acting interim Chief Financial Officer (since May 1999) and Treasurer (since January 1998). Krause has more than twenty years of experience in treasury and corporate controller functions. Prior to joining the Company, he worked for Baxter International Inc. (from 1985 to 1997) where he served in various positions in treasury and corporate controller functions including Director, International Treasury, and Director, Corporate Reporting. In addition, Krause spent several years in public accounting and is a certified public accountant.

      Roy H. Langenbach, age 61, has been Vice President, Procurement since April 2000, and previously was Director, Materials Management since the formation of the Company in March 1994. Langenbach has over 36 years experience in the automotive industry. Prior to joining the Company, Langenbach served in a progression of manufacturing management positions at GM, Volkswagen of America, Ford Motor Company and Benteler Industries.

      Allan R. Monich, age 47, has been Vice President, Human Resources since 1998, and previously was Vice President, Personnel, since November 1997. Prior to that, Monich served as Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of the Company in March 1994. Prior to joining the Company in March 1994, he worked for GM for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a GM Plant Manager.

      Daniel V. Sagady, P.E., age 51, has been Vice President, Engineering & Product Development, since November 1997. Prior to that, he was Executive Director of Product Engineering since May 1996 and Director of Product Engineering since March 1994. He began his career at GM in 1967 and has spent over 30 years in the automotive industry with both Ford and GM where he has held various positions in manufacturing, quality, testing and developmental engineering. Sagady is a licensed Professional Engineer.

      Alan L. Shaffer, age 50, has been Vice President, Manufacturing Services since joining the Company in October, 2000. Prior to joining the Company, Shaffer was Executive Vice President of Eventory, Inc. in Bedford, Massachusetts. Prior to that, Shaffer served as Group Vice President, Metalworking Technologies at Milacron, Inc. since 1986.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Incorporated by reference from the Annual Report, page 48, section entitled “Notes to Consolidated Financial Statements, Note 12 -Unaudited Quarterly Financial Data and Market for the Company’s Common Stock”.

Item 6.  Selected Consolidated Financial Data

      Incorporated by reference from the Annual Report, inside back cover, section entitled “Six Year Financial Summary”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

      Incorporated by reference from the Annual Report, pages 22-31, section entitled “Management’s Discussion and Analysis”.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Incorporated by reference from the Annual Report, pages 29-30, section entitled “Management’s Discussion and Analysis — Market Risk”.

Item 8.  Financial Statements and Supplementary Data

      Incorporated by reference from the Annual Report, pages 21, 32-48, section entitled “Financial Statements”.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)  Identification of Directors

      Incorporated by reference from the Proxy Statement, pages 11-14, sections entitled “Nominees for Class II Directors”, “Nominee for Class III Director”, and “Returning Members of the Board of Directors”.

(b)  Identification of Executive Officers

      Refer to pages 6-8 of this Form 10-K Section entitled “Executive Officers of the Registrant”.

Item 11.  Executive Compensation

      Incorporated by reference from the Proxy Statement, page 17, section entitled “Directors’ Compensation” and pages 25 — 30, section entitled “Executive Compensation, Retirement Program and Employment Agreements”.

Item 12.  Common Stock Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Proxy Statement, page 18, section entitled “Directors’ & Officers’ Ownership of AAM Stock”.

Item 13.  Certain Relationships and Related Transactions

      Information regarding transactions with Richard E. Dauch and Blackstone is incorporated by reference from the Annual Report, page 47, section entitled “Notes to Consolidated Financial Statements, Note 10 — Related Party Transactions”.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as a part of this report:

           1.  Exhibits

See Item (c) below.

2. Schedule II — Valuation and Qualifying Accounts

The report of Deloitte & Touche LLP, independent auditors, on our consolidated financial statements and schedule (Schedule II) for the years ended December 31, 2000, December 31, 1999 and December 31, 1998

All other schedules have been omitted because they are not applicable or not required.

      (b)  Report on Form 8-K

None

      (c)  Exhibits

The following exhibits were previously filed unless otherwise indicated:

Number	Description of Exhibit

3.01	Amended and Restated Certificate of Incorporation
(Incorporated by reference to Exhibit 3.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

3.02	Bylaws
(Incorporated by reference to Exhibit 3.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

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

Number	Description of Exhibit

10.01	Letter Agreement, dated as of December 15, 1998, as amended January 11, 2000, between B.G. Mathis and the Company
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)

10.02	Amendment No. 3 to AAM/ GMCL Supply Agreement between American Axle & Manufacturing, Inc. (“AAM”) and General Motors of Canada Limited (“GMCL”) dated February 17, 1994, as amended (the “Supply Agreement”)
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)

10.03	Agreement dated as of February 24, 2000, by and between American Axle & Manufacturing, Inc. and General Motors Corporation
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)

10.04	Settlement Agreement dated as of July 28, 2000 by and between American Axle & Manufacturing, Inc. and General Motors Corporation
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

10.05	Amendment No. 4 and Agreement dated as of July 27, 2000, to the Credit Agreement dated as of October 27, 1997, as amended by Amendment No. 1, Waiver and Agreement, dated as of September 30, 1998, by Amendment No. 2, and Agreement, dated as of January 11, 1999, and by Amendment No. 3 and Agreement, dated as of October 26, 1999 among AAM, the lenders party thereto, The Chase Manhattan Bank, a New York banking corporation, as administrative agent and Chase Manhattan Bank Delaware, as fronting bank
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

10.06	Amendment No. 5 and Agreement dated as of August 15, 2000, to the Credit Agreement dated as of October 27, 1997, as amended by Amendment No. 1, Waiver and Agreement, dated as of September 30, 1998, by Amendment No. 2, and Agreement, dated as of January 11, 1999, by Amendment No. 3 and Agreement, dated as of October 26, 1999 and by Amendment No. 4 and Agreement, dated as of July 27, 2000, among AAM, the lenders party thereto, The Chase Manhattan Bank, a New York banking corporation, as administrative agent and Chase Manhattan Bank Delaware, as fronting bank
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

†*10.07	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch**

†*10.08	Stock Purchase Agreement dated December 20, 2000 by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch**

Number	Description of Exhibit

†*10.09	Supplemental Compensation Agreement dated December 20, 2000 by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch**

†*10.10	Employment Agreement dated September 30, 2000 by and between American Axle & Manufacturing Holdings, Inc. and Alan Shaffer**

*12	Statement of Computation of Ratio of Earnings to Fixed Charges

*13	Annual Report to Stockholders for the year ended December 31, 2000**

*21	Subsidiaries of the Company

      (All other exhibits are not applicable.)

*	Filed herewith
**	Shown only in the original filed with the Securities and Exchange Commission

†	Reflects management contract or other compensatory arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

(Registrant)

By: /s/ ROBIN J. ADAMS

Name: Robin J. Adams

Title:	Executive Vice President — Finance &

Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. DAUCH Richard E. Dauch	Chairman of the Board of Directors & Chief Executive Officer	March 15, 2001

/s/ ROBIN J. ADAMS Robin J. Adams	Executive Vice President — Finance & Chief Financial Officer	March 15, 2001

/s/ FOREST J. FARMER, SR. Forest J. Farmer, Sr.	Director	March 15, 2001

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director	March 15, 2001

/s/ RICHARD C. LAPPIN Richard C. Lappin	Director	March 15, 2001

/s/ B.G. MATHIS B.G. Mathis	Director	March 15, 2001

/s/ LARRY W. MCCURDY Larry W. McCurdy	Director	March 15, 2001
/s/ BRET D. PEARLMAN Bret D. Pearlman	Director	March 15, 2001

/s/ JOHN P. REILLY John P. Reilly	Director	March 15, 2001

/s/ THOMAS K. WALKER Thomas K. Walker	Director	March 15, 2001

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions –
	Balance at	Charged to	Deductions –		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period

	(In millions)

Year Ended December 31, 1998:

Allowance for doubtful accounts	4.2	4.8	3.7	(1)	5.3

Valuation allowance for deferred taxes	—	45.5 (5)	—		45.5

Inventory valuation allowance	31.3	7.0	4.2	(3)	34.1

LIFO reserve	7.6	—	0.6	(4)	7.0

Year Ended December 31, 1999:

Allowance for doubtful accounts	5.3	3.1	0.4	(1)	8.0

Valuation allowance for deferred taxes	45.5	1.2	13.3	(2)	33.4

Inventory valuation allowance	34.1	4.0	3.4	(3)	34.7

LIFO reserve	7.0	0.8	—		7.8

Year Ended December 31, 2000:

Allowance for doubtful accounts	8.0	0.8	0.2	(1)	8.6

Valuation allowance for deferred taxes	33.4	1.5	6.2	(2)	28.7

Inventory valuation allowance	34.7	6.8	14.2	(3)	27.3

LIFO reserve	7.8	1.3	—		9.1

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (principally related to acquired foreign NOLs and capital allowance carryforwards).

(3)	Inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

(4)	Reductions in the calculated LIFO reserve.

(5)	Valuation allowance established in purchase accounting for acquired foreign net operating losses and capital allowance carryforwards.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Axle & Manufacturing Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
January 30, 2001