Form 10-Q
period 2001-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2001-05-14
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3161171

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1840 Holbrook Avenue, Detroit, Michigan	48212-3488

(Address of principal executive offices)	(Zip Code)

(313) 974-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2001, the latest practicable date, was 43,856,711 shares.

Cautionary Statements

Certain statements in this Quarterly Report are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect”, “anticipate”, “intend”, “project”, “believes”, “plans” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including reduced sales by our customers, changes in economic conditions in the markets served by us, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. Such factors are not exclusive and are in addition to other factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

ASSETS	(In millions)
Current assets:

Cash and equivalents	$5.9	$35.2

Accounts receivable, net	351.4	247.3

Inventories	166.2	160.4

Prepaid expenses and other	39.0	43.1

Deferred income taxes	14.1	14.6

Total current assets	576.6	500.6

Property, plant and equipment, net	1,270.9	1,200.1

Deferred income taxes	13.9	16.1

Goodwill and other assets, net	184.0	185.7

Total assets	$2,045.4	$1,902.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$327.6	$341.3

Accrued compensation and benefits	88.5	120.2

Other accrued expenses	67.1	48.8

Total current liabilities	483.2	510.3

Long-term debt	959.1	817.1

Postretirement benefits and other long-term liabilities	209.5	203.1

Total liabilities	1,651.8	1,530.5

Stockholders’ equity

Common stock, par value $0.01 per share	0.5	0.5

Paid-in capital	202.8	202.1

Retained earnings	217.3	193.3

Treasury stock at cost, 3.1 million shares	(21.3)	(21.3)

Accumulated other comprehensive income	(5.7)	(2.6)

Total stockholders’ equity	393.6	372.0

Total liabilities and stockholders’ equity	$2,045.4	$1,902.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	March 31,

	2001	2000

	(In millions, except per share data)
Net sales	$761.1	$835.9

Cost of goods sold	665.2	717.1

Gross profit	95.9	118.8

Selling, general and administrative expenses	41.4	41.3

Goodwill amortization	1.0	1.0

Operating income	53.5	76.5

Net interest expense	(15.6)	(13.2)

Other income (expense), net	(0.5)	0.3

Income before income taxes	37.4	63.6

Income taxes	13.4	23.5

Net income	$24.0	$40.1

Basic earnings per share	$0.55	$0.86

Diluted earnings per share	$0.51	$0.80

Average shares outstanding:

Basic earnings per share	43.8	46.4

Diluted earnings per share	46.6	50.1

      See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,

	2001	2000

	(In millions)
Operating activities

Net income	$24.0	$40.1

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	31.1	24.6

Deferred income taxes	3.5	11.5

Pensions and other postretirement benefits, net of contributions	10.7	10.5

Loss on disposal of equipment	0.3	1.0

Changes in operating assets and liabilities:

Accounts receivable	(105.5)	(126.2)

Inventories	(7.4)	(0.4)

Accounts payable and accrued expenses	(38.0)	9.7

Other assets and liabilities	13.4	21.2

Net cash used in operating activities	(67.9)	(8.0)

Investing activities

Purchases of property, plant and equipment, net	(104.4)	(90.2)

Net cash used in investing activities	(104.4)	(90.2)

Financing activities

Net borrowings (payments) of long-term debt	143.2	(8.2)

Employee stock option exercises	0.1	—

Net cash provided by (used in) financing activities	143.3	(8.2)

Effect of exchange rate changes on cash	(0.3)	—

Net decrease in cash and equivalents	(29.3)	(106.4)

Cash and equivalents at beginning of period	35.2	140.2

Cash and equivalents at end of period	$5.9	$33.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1.	Organization and Basis of Presentation

Organization

American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, “we”, “us”, “AAM” or the “Company”), operates in one reportable segment as a Tier 1 supplier to the automotive industry and is a worldwide leader in the manufacture, engineering, validation and design of driveline systems for trucks, sport-utility vehicles, and passenger cars. The driveline products produced by us include axles, driveshafts, chassis components, driving heads, crankshafts, transmission parts and forged products.

Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (“AAM Inc.”) and its subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which we consider necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. We have reclassified certain 2000 amounts to conform to the presentation of our 2001 financial statements.

The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Adoption of FASB Statement No. 133

We adopted FASB Statement No. 133 on January 1, 2001. FASB Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Adoption of FASB Statement No. 133 (continued)

The cumulative effect of adopting FASB Statement No. 133 was to decrease stockholders' equity by $0.8 million, net of tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

2.	Inventories

We state inventories at the lower of cost or market. Cost is determined principally using the last-in first-out method (LIFO). We classify perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products as raw materials.

Inventories consist of the following:

	March 31,	December 31,
	2001	2000

	(In millions)
Raw materials, work-in-process and repair parts	$149.6	$138.2

Finished goods	25.8	31.3

Gross inventories	175.4	169.5

LIFO reserve	(9.2)	(9.1)

Total inventories	$166.2	$160.4

3.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2001	2000

	(In millions)
Bank Credit Facilities:

Revolver	$110.0	$—

Term Loan	373.5	374.0

Total Bank Credit Facilities	483.5	374.0

Receivables Facility	153.0	120.0

9.75% Notes, net of discount	298.1	298.1

Capital lease obligations	15.0	17.4

Other	9.5	7.6

Long-term debt	$959.1	$817.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,

	2001	2000

	(In millions, except per share data)
Numerator:

Net income	$24.0	$40.1

Denominators:

Basic shares outstanding -
weighted-average
shares outstanding	43.8	46.4

Effect of dilutive securities:

Dilutive stock options	2.8	3.7

Diluted shares outstanding -
adjusted weighted-average shares
after assumed conversions	46.6	50.1

Basic earnings per share	$0.55	$0.86

Diluted earnings per share	$0.51	$0.80

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,

	2001	2000

	(In millions)
Net income	$24.0	$40.1

Cumulative effect of accounting change, net of tax	(0.8)	-

Foreign currency translation adjustments, net of tax	(1.7)	(0.1)

Unrecognized loss on derivatives, net of tax	(0.6)	-

Comprehensive income	$20.9	$40.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Comprehensive Income (continued)

The following table summarizes the changes in accumulated other comprehensive income:

	Accumulated Other Comprehensive Income

	Foreign
	Currency
	Translation	Derivatives	Total

		(In millions)
Balance at January 1, 2001	$(2.6)	$—	$(2.6)

Foreign currency translation adjustments, net of tax	(1.7)		(1.7)

Cumulative effect of accounting change, net of tax		(0.8)	(0.8)

Net change in unrecognized loss on derivative instruments, net of tax		(0.6)	(0.6)

	$(4.3)	$(1.4)	$(5.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis (MD&A) presents the factors that had a material effect on our results of operations and cash flows during the three months ended March 31, 2001, and our financial position at March 31, 2001. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months ended March 31, 2001 with the corresponding period in 2000.

Our MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Unless the context otherwise requires, references to “we”, “us”, “AAM” or the “Company” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (“Holdings”), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (“AAM Inc.”), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

COMPANY OVERVIEW

We are a Tier I supplier to the automotive industry and a world leader in the manufacture, engineering and design of driveline systems for trucks, sport-utility vehicles (“SUVs”) and passenger cars. A driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. The driveline products produced by us include axles, driveshafts, chassis components, driving heads, crankshafts, transmission parts and forged products. In addition to 14 locations in the United States (in Michigan, Ohio and New York), AAM has offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

We are the principal supplier of driveline components to General Motors Corporation (“GM”) for its light trucks, SUVs and rear-wheel drive (“RWD”) passenger cars. As a result of our Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 85% of our total sales in the three months ended March 31, 2001 (“first quarter of 2001”) and the three months ended March 31, 2000 (“first quarter of 2000”).

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

We also supply driveline components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Visteon Automotive, Delphi Automotive, PACCAR and other original equipment manufacturers (“OEMs”) and Tier I supplier companies. Our sales to customers other than GM were $109.8 million in the first quarter of 2001 as compared to $131.6 million in the first quarter of 2000.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Sales. Net sales decreased approximately 8.9% to $761.1 million in the first quarter of 2001 as compared to $835.9 million in the first quarter of 2000. The reduction in our sales in 2001 relates principally to an estimated 18% reduction in light truck production by GM as compared to the first quarter of 2000.

Our average content per light truck (as measured for our products supporting GM’s North American light truck platforms) increased approximately 17% in the first quarter of 2001 as compared to the first quarter of 2000 to in excess of $1,100 per unit to partially offset the impact of customer vehicle production declines. This increase was primarily a result of our increased sales of higher value-added technology products, particularly our new 11.5” rear axle system. An increase in the penetration rate of four-wheel-drive and all-wheel drive systems also contributed to the increase in our average content per light truck in the first quarter of 2001.

Gross Profit. Gross profit was $95.9 million in the first quarter of 2001 as compared to $118.8 million in the first quarter of 2000. Gross margin was 12.6% of sales in the first quarter of 2001 as compared to 14.2% in the first quarter of 2000. The decreases in gross profit and gross margin were primarily due to lost contribution margin resulting from lower production volumes in the first quarter of 2001. Depreciation increased $5.8 million in the first quarter of 2001 as compared to the first quarter of 2000 and also negatively impacted gross profit and gross margin.

Selling, General and Administrative Expenses (“SG&A”). SG&A (including research and development) amounted to $41.4 million in the first quarter of 2001 as compared to $41.3 million in the first quarter of 2000. Research and development (“R&D”) expenses increased 12% to $11.7 million in the first quarter of 2001 as compared to $10.4 million in the first quarter of 2000. However, this increase in R&D was almost entirely offset by cost reductions in other functional areas.

The increase in R&D spending in the first quarter of 2001 as compared to the first quarter of 2000 was primarily due to our continuing development of new product, process and system technologies, with a major focus on modules and electronics. Recent innovative product introductions include our Integrated Oil Pan (IOP) Front Axle Module with Electronic Disconnect featured on GM’s new mid-sized SUVs, the PowerLiteTM aluminum rear-axle system, the Smart-BarTM active roll-control system, and the TracRiteTM traction-enhancing locking differentials. We have also developed, installed and tested independent front and rear drive chassis suspension modules (“IFDA” and “IRDA”) and we are currently developing electronic wheel-speed sensors for traction and stability control for potential future SUV and passenger car applications. As a result of our commitment to these and other R&D initiatives, we generated approximately 70% of our total sales in the first quarter of 2001 from newer technology-based products introduced by us in the North American light vehicle market since July 1998 as compared to approximately 40% in the first quarter of 2000 and 47% for the year 2000.

Operating Income. Operating income was 7.0% of sales or $53.5 million in the first quarter of 2001 as compared to 9.2% of sales or $76.5 million in the first quarter of 2000. The decrease in operating income and operating margin was primarily due to the factors discussed above relating to the decrease in gross profit and gross margin.

EBITDA. Income from continuing operations before interest expense, income taxes, depreciation and amortization (“EBITDA”) was 11.1% of sales or $84.6 million in the first quarter of 2001 as compared to 12.5% of sales or $104.1 million in the first quarter of 2000. The decrease in EBITDA margins was primarily due to the factors discussed above relating to operating income. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $15.6 million in the first quarter of 2001 as compared to $13.2 million in the first quarter of 2000. The increase in net interest expense was primarily due to a higher average amount of net debt outstanding.

Income Tax Expense. Income tax expense was $13.4 million in the first quarter of 2001 as compared to $23.5 million in the first quarter of 2000. Our effective income tax rate was 35.9% in the first quarter of 2001 as compared to 36.5% in the year 2000.

Net Income and Earnings Per Share. Net income was $24.0 million in the first quarter of 2001 as compared to $40.1 million in the first quarter of 2000. Diluted earnings per share were $0.51 in the first quarter of 2001 as compared to $0.80 in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and debt service and to support working capital requirements in our expanding operations. We rely primarily upon operating cash flow and borrowings under our primary credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our projected capital expenditures, debt service obligations and working capital requirements in 2001.

Cash Flow from Operations. Net cash used in operating activities was $67.9 million in the first quarter of 2001 as compared to $8.0 million in the first quarter of 2000. Lower earnings, including the cash impact of deferred taxes, depreciation and amortization, resulted in approximately $17.6 million less operating cash flow in the first quarter of 2001 as compared to the first quarter of 2000.

A change in payment terms with GM on March 1, 2001 from net 20 days to net 25th proximo also adversely impacted our 2001 operating cash flow by approximately $90 million in the first quarter of 2001. This final change in payment terms with GM was effective for products shipped to GM beginning on March 1, 2001 and completes a three-year transition from the next-day payment terms in effect prior to March 1, 1999. A similar change in payment terms with GM from net 10 days to net 20 days adversely impacted operating cash flow by approximately $80 million in the first quarter of 2000. Operating cash flow was favorably impacted in the first quarter of 2001 as compared to the first quarter of 2000 by increased accounts receivable collections related to customer tooling.

In addition, a net use of cash settling accounts payable and other accrued expenses in the first quarter of 2001 of $38.0 million, as compared to a net source of approximately $9.7 million in the first quarter of 2000, resulted in approximately $47.7 million less operating cash flow on a year-over-year basis.

Investing Activities. Capital expenditures were $104.4 million in the first quarter of 2001 as compared to $90.2 million in the first quarter of 2000. We estimate that we will invest approximately $400 million in capital expenditures in the year 2001 before a substantial reduction in spending in 2002 as we complete our launch of several significant new long-term product programs and increase our productive capacity to support these new programs, while at the same time continuing to aggressively pursue cost reductions in existing operations. Our largest capital projects in 2001 include additional investment to support the 2001 launch of GM's mid-sized SUVs, as well as expenditures required to support the 2003 model year launch of the GM MST Program (mid-sized pick-up trucks, including the Chevrolet S-10 and GMC Sonoma) and the Dodge Ram 2500 and 3500 series of full-size pick-up trucks. Capital spending in 2001 will also include the construction of a forging facility adjacent to our new Silao, Mexico manufacturing facility (“Guanajuato Gear & Axle”).

Financing Activities. Net cash provided by financing activities was $143.3 million in the first quarter of 2001 and consisted principally of additional borrowings under our Bank Credit Facilities and the Receivables Facility.

With respect to the Bank Credit Facilities, $373.5 million was outstanding under the Term Loan and $110 million was outstanding under the Revolver at March 31, 2001. At March 31, 2001, we had additional borrowing capacity of $268.8 million under the Bank Credit Facilities, all of which was available under the Revolver. Additionally at March 31, 2001, $153.0 million was outstanding under the Receivables Facility, which was fully utilized.

The weighted average interest rate of our long-term debt outstanding was approximately 8.5% at March 31, 2001 as compared to approximately 9.0% at December 31, 2000.

SEASONALITY

Our business is moderately seasonal as our major OEM customers historically have a two-week shutdown of operations in July and approximately a one-week shutdown in December. In addition, OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Accordingly, our third and fourth quarter results may reflect these trends.

LITIGATION AND ENVIRONMENTAL REGULATIONS

We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

GM has agreed to indemnify and hold AAM harmless from certain environmental issues identified as potential areas of environmental concern at the time of the 1994 acquisition. GM has also agreed to indemnify AAM, under certain circumstances, for up to ten years from the date of closing of the 1994 acquisition with respect to certain pre-closing environmental conditions. Based on our assessment of costs associated with our environmental responsibilities, including recurring administrative costs, capital expenditures and other compliance costs, we do not expect such costs to have a material effect on our financial condition, results of operations, cash flow or competitive position in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

In the normal course of business, we are exposed to market risk, principally associated with changes in foreign currency exchange rates and interest rates. To manage a portion of these inherent risks, we purchase certain types of derivative financial instruments from time to time, based on management’s judgment of the trade-off between risk, opportunity and cost. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks and have only a nominal amount of currency hedges in place on the purchase of machinery and equipment at March 31, 2001. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

Interest Rate Risk. We are exposed to variable interest rates on the Bank Credit Facilities, the Receivables Facility and a portion of our sale-leaseback financing. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 11% of our weighted average interest rate at December 31, 2000) on our long-term debt outstanding at year-end 2000 would be approximately $4.6 million. At year-end 2000, we have hedged a portion of our interest rate risk by entering into interest rate swaps with a notional amount of approximately $54.3 million. These interest rate swaps convert variable financing based on 3-month LIBOR rates into fixed U.S. dollar rates varying from 6.88% to 6.96%.

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates. Our hedging policy has been developed to manage these risks to an acceptable level based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. We do not hold financial instruments for trading or speculative purposes.

Adoption of FASB Statement No. 133. We adopted FASB Statement No. 133 on January 1, 2001. FASB Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The cumulative effect of adopting FASB Statement No. 133 was to decrease stockholders’ equity by $0.8 million, net of tax. The effect on net income in the first quarter of 2001 was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Report on Form 8-K

During the quarter ended March 31, 2001, we did not file a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date:	May 14, 2001	By: /s/ Robin J. Adams Robin J. Adams Executive Vice President — Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit	Page

*12.01	Statement of Computation of Ratio of Earnings to

	Fixed Charges	18

	(All other exhibits are not applicable.)

*	Filed herewith