Form 10-Q
period 2001-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2001-07-27
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC

(Exact name of registrant as specified in its charter)

Delaware	36-3161171

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1840 Holbrook Avenue, Detroit, Michigan	48212-3488

(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 24, 2001, the latest practicable date, was 43,975,200 shares.

CAUTIONARY STATEMENTS
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Purchase Agreement
Agreement bet General Motors & American Axle
Computation of Ratio of Earnings

Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect”, “anticipate”, “intend”, “project”, “believes”, “plans” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including reduced sales by our customers, changes in economic conditions in the markets served by us, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. Such factors are not exclusive and are in addition to other factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2001	2000

ASSETS	(In millions)
Current assets:

Cash and equivalents	$1.2	$35.2

Accounts receivable, net	356.5	247.3

Inventories	148.1	160.4

Prepaid expenses and other	24.5	43.1

Deferred income taxes	13.5	14.6

Total current assets	543.8	500.6

Property, plant and equipment, net	1,376.7	1,200.1

Deferred income taxes	8.3	16.1

Goodwill and other assets, net	181.2	185.7

Total assets	$2,110.0	$1,902.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$316.5	$341.3

Accrued compensation and benefits	88.8	120.2

Other accrued expenses	65.1	48.8

Total current liabilities	470.4	510.3

Long-term debt	997.2	817.1

Postretirement benefits and other long-term liabilities	214.1	203.1

Total liabilities	1,681.7	1,530.5

Stockholders’ equity:

Common stock, par value $0.01 per share	0.5	0.5

Paid-in capital	203.5	202.1

Retained earnings	251.3	193.3

Treasury stock at cost, 3.1 million shares	(21.3)	(21.3)

Accumulated other comprehensive income (loss)	(5.7)	(2.6)

Total stockholders’ equity	428.3	372.0

Total liabilities and stockholders’ equity	$2,110.0	$1,902.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In millions, except per share data)
Net sales	$811.0	$819.7	$1,572.1	$1,655.6

Cost of goods sold	696.9	699.6	1,362.1	1,416.7

Gross profit	114.1	120.1	210.0	238.9

Selling, general and administrative expenses	42.3	41.9	83.7	83.2

Goodwill amortization	1.0	1.1	2.0	2.1

Operating income	70.8	77.1	124.3	153.6

Net interest expense	(16.9)	(14.9)	(32.5)	(28.1)

Other income (expense), net	0.1	1.3	(0.4)	1.6

Income before income taxes	54.0	63.5	91.4	127.1

Income taxes	20.0	23.5	33.4	47.0

Net income	$34.0	$40.0	$58.0	$80.1

Basic earnings per share	$0.77	$0.87	$1.32	$1.73

Diluted earnings per share	$0.72	$0.80	$1.23	$1.60

Average shares outstanding:

Basic earnings per share	43.9	46.4	43.9	46.4

Diluted earnings per share	47.3	50.1	47.0	50.1

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,

	2001	2000

	(In millions)
Operating activities

Net income	$58.0	$80.1

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	62.5	50.4

Deferred income taxes	3.4	32.1

Pensions and other postretirement benefits, net of contributions	5.2	18.8

Loss on disposal of equipment	0.2	1.1

Changes in operating assets and liabilities:

Accounts receivable	(125.3)	(138.5)

Inventories	10.6	(7.9)

Accounts payable and accrued expenses	(24.3)	35.1

Other assets and liabilities	34.0	(11.3)

Net cash provided by operating activities	24.3	59.9

Investing activities

Purchases of property, plant and equipment, net	(239.8)	(179.8)

Net cash used in investing activities	(239.8)	(179.8)

Financing activities

Net borrowings of long-term debt	181.4	47.6

Employee stock option exercises	0.5	—

Net cash provided by financing activities	181.9	47.6

Effect of exchange rate changes on cash	(0.4)	—

Net decrease in cash and equivalents	(34.0)	(72.3)

Cash and equivalents at beginning of period	35.2	140.2

Cash and equivalents at end of period	$1.2	$67.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1.	Organization and Basis of Presentation

Organization

American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, “we”, “us”, “AAM” or the “Company”), operates in one reportable segment as a Tier 1 supplier to the automotive industry and is a worldwide leader in the manufacture, engineering, validation and design of driveline systems and related components and modules for light trucks, sport-utility vehicles, and passenger cars. The driveline products produced by us include axles, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products.

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

Adoption of FASB Statement No. 133

We adopted FASB Statement No. 133 on January 1, 2001. FASB Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Adoption of FASB Statement No. 133 (continued)

The cumulative effect of adopting FASB Statement No. 133 was to decrease stockholders’ equity by $0.8 million, net of tax. The effect on net income for the six months ended June 30, 2001 was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

2.	Inventories

We state inventories at the lower of cost or market. Cost is determined principally using the last-in first-out method (LIFO). We classify perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products as raw materials.

Inventories consist of the following:

	June 30,	December 31,
	2001	2000

	(In millions)
Raw materials, work-in-process and repair parts	$129.9	$138.2

Finished goods	27.4	31.3

Gross inventories	157.3	169.5

LIFO reserve	(9.2)	(9.1)

Total inventories	$148.1	$160.4

3.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2001	2000

	(In millions)
Bank Credit Facilities:

Revolver	$130.0	$—

Term Loan	373.5	374.0

Total Bank Credit Facilities	503.5	374.0

Receivables Facility	153.0	120.0

9.75% Notes, net of discount	298.2	298.1

Capital lease obligations	13.5	17.4

Other	29.0	7.6

Long-term debt	$997.2	$817.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months		Six months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

	(In millions, except per share data)
Numerator:

Net income	$34.0	$40.0	$58.0	$80.1

Denominators:

Basic earnings per share —

Weighted-average shares outstanding	43.9	46.4	43.9	46.4

Effect of dilutive securities:

Dilutive stock options	3.4	3.7	3.1	3.7

Diluted shares outstanding —

Adjusted weighted-average shares after assumed conversions	47.3	50.1	47.0	50.1

Basic earnings per share	$0.77	$0.87	$1.32	$1.73

Diluted earnings per share	$0.72	$0.80	$1.23	$1.60

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three months		Six months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

	(In millions)
Net income	$34.0	$40.0	$58.0	$80.1

Cumulative effect of accounting change, net of tax	—	—	(0.8)	—

Foreign currency translation adjustments, net of tax	(0.3)	(0.6)	(2.0)	(0.7)

Unrecognized gain (loss) on derivatives, net of tax	0.3	—	(0.3)	—

Comprehensive income	$34.0	$39.4	$54.9	$79.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Comprehensive Income (continued)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Accumulated Other Comprehensive Income (Loss)

	Foreign
	Currency
	Translation	Derivatives	Total

	(In millions)
Balance at January 1, 2001	$(2.6)	$—	$(2.6)

Foreign currency translation adjustments, net of tax	(2.0)	—	(2.0)

Cumulative effect of accounting change, net of tax	—	(0.8)	(0.8)

Net change in unrecognized loss on derivative instruments, net of tax	—	(0.3)	(0.3)

Balance at June 30, 2001	$(4.6)	$(1.1)	$(5.7)

6.	Effect of New Accounting Standards

In June 2001, FASB Statement No. 142 was approved for issuance. FASB Statement No. 142 establishes new standards for goodwill acquired in business combinations. Once we adopt FASB Statement No. 142 on January 1, 2002, we will no longer amortize goodwill. Instead, we will periodically evaluate goodwill for impairment. We expect to amortize approximately $4.0 million of goodwill in the year 2001.

7.	Subsequent Event

We announced on July 25, 2001 that we intend to file a registration statement covering the public offering of approximately 7.5 million shares of our common stock. Three million of these shares would be offered for sale by AAM and approximately 4.5 million shares would be offered for sale by Blackstone Capital Partners II Merchant Banking Fund L.P. and certain other selling stockholders. Consummation of this offering will approximately double the number of our shares that are publicly traded. We intend to use the proceeds from the sale of our shares to repay a portion of our outstanding debt. This quarterly report is not intended to be an offer of any such securities for sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis (MD&A) presents the factors that had a material effect on our results of operations and cash flows during the three months and six months ended June 30, 2001, and our financial position at June 30, 2001. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months and six months ended June 30, 2001 with the corresponding period in 2000.

Our MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Unless the context otherwise requires, references to “we”, “us” or the “Company” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (“Holdings”), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (“AAM Inc.”), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

COMPANY OVERVIEW

We are a Tier I supplier to the automotive industry and a world leader in the manufacture, engineering, validation and design of driveline systems and related components and modules for light trucks, sport-utility vehicles (“SUVs”) and passenger cars. A driveline system includes all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to 14 locations in the United States (in Michigan, Ohio and New York), AAM has offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

We are the principal supplier of driveline components to General Motors Corporation (“GM”) for its light trucks, SUVs and rear-wheel drive (“RWD”) passenger cars. As a result of our Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 86% of our total sales in the six months ended June 30, 2001 (“first half of 2001”) and 84% in the six months ended June 30, 2000 (“first half of 2000”).

We sell most of our products under long-term contracts with prices established at the time the contracts were entered into. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs establish pricing for products sold to GM and require us to remain competitive with respect to technology, design and quality. The LPCs have terms equal to the lives of the relevant vehicle programs or their derivatives of typically 6 to 12 years. We will have to compete for future GM business upon the termination of the LPCs.

We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Visteon Automotive, Delphi Automotive, PACCAR and other original equipment manufacturers (“OEMs”) and Tier I supplier companies. Our sales to customers other than GM were approximately $217 million in the first half of 2001 as compared to $263 million in the first half of 2000.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Sales.   Net sales were $811.0 million in the three months ended June 30, 2001 (“second quarter of 2001”) as compared to $819.7 million in the three months ended June 30, 2000 (“second quarter of 2000”). The reduction in our sales in 2001 relates principally to an estimated 6% reduction in light truck production by GM as compared to the second quarter of 2000 and lower shipments to our other customers corresponding to their reduced production volumes.

Our sales generated per vehicle from the sale of our products, or content-per-vehicle, as measured for our products supporting GM’s North American light truck platforms, increased approximately 18% in the second quarter of 2001 as compared to the second quarter of 2000 to in excess of $1,100 per vehicle to partially offset the impact of customer vehicle production declines. This increase was primarily a result of our increased sales of higher value-added technology products, particularly our new 11.5” rear axle system. An increase in the market penetration rate of four-wheel-drive and all-wheel drive systems also contributed to the increase in our content-per-vehicle in the second quarter of 2001.

Gross Profit.   Gross profit was $114.1 million in the second quarter of 2001 as compared to $120.1 million in the second quarter of 2000. Gross margin was 14.1% of sales in the second quarter of 2001 as compared to 14.6% in the second quarter of 2000. The decreases in gross profit and gross margin were primarily due to lost contribution margin resulting from lower production volumes in the second quarter of 2001. Depreciation increased $4.7 million in the second quarter of 2001 as compared to the second quarter of 2000 and also negatively impacted gross profit and gross margin.

Selling, General and Administrative Expenses (“SG&A”). SG&A (including research and development) amounted to $42.3 million in the second quarter of 2001 as compared to $41.9 million in the second quarter of 2000. Research and development (“R&D”) expenses increased 14% to $13.0 million in the second quarter of 2001 as compared to $11.4 million in the second quarter of 2000. However, this increase in R&D was almost entirely offset by cost reductions in other functional areas and lower profit-sharing accruals in 2001.

The increase in R&D was primarily due to our continuing development of new product, process and system technologies, with a major focus on modules and electronics. Recent innovative product introductions include our Integrated Oil Pan (IOP) Front Axle Module with Electronic Disconnect featured on GM’s new mid-sized SUVs, the PowerLite™ aluminum rear-axle system, the Smart-Bar™ stabilizer bar-based active roll-control system, and the TracRite™ traction-enhancing locking differentials. We have also developed, installed and tested independent front and rear drive chassis suspension modules (“IFDA” and “IRDA”) and we are currently developing electronic wheel-speed sensors for traction and stability control for potential future SUV and passenger car applications. As a result of our commitment to these and other R&D initiatives, we generated approximately 66% of our total sales in the second quarter of 2001 from newer technology-based products introduced by us since July 1998 as compared to approximately 43% in the second quarter of 2000 and 47% for the year 2000.

Operating Income.   Operating income was 8.7% of sales or $70.8 million in the second quarter of 2001 as compared to 9.4% of sales or $77.1 million in the second quarter of 2000. The decrease in operating income and operating margin was primarily due to the factors discussed above relating to the decrease in gross profit and gross margin.

EBITDA.   Income from continuing operations before interest expense, income taxes, depreciation and amortization (“EBITDA”) was 12.6% of sales or $102.5 million in the second quarter of 2001 as compared to 12.8% of sales or $105.3 million in the second quarter of 2000. The decrease in EBITDA and EBITDA margin was primarily due to the factors discussed above relating to the decrease in gross profit and gross margin. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense.   Net interest expense was $16.9 million in the second quarter of 2001 as compared to $14.9 million in the second quarter of 2000. The increase in net interest expense was primarily due to a higher average amount of net debt outstanding, partially offset by lower average interest rates in effect in 2001.

Income Tax Expense.   Income tax expense was $20.0 million in the second quarter of 2001 as compared to $23.5 million in the second quarter of 2000. Our effective income tax rate was 37.0% in the second quarter of 2001 and in the second quarter of 2000.

Net Income and Earnings Per Share.   Net income was $34.0 million in the second quarter of 2001 as compared to $40.0 million in the second quarter of 2000. Diluted earnings per share were $0.72 in the second quarter of 2001 as compared to $0.80 in the second quarter of 2000.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Sales.   Net sales decreased approximately 5.0% to $1,572.1 million in the first half of 2001 as compared to $1,655.6 million in the first half of 2000. The reduction in our sales in the first half of 2001 relates principally to an estimated 12% reduction in light truck production by GM as compared to the first half of 2000 and lower shipments to our other customers corresponding to their reduced production volumes.

Our content-per-vehicle increased approximately 17% in the first half of 2001 as compared to the first half of 2000 to in excess of $1,100 per vehicle to partially offset the impact of customer vehicle production declines. This increase was primarily a result of our increased sales of higher value-added technology products, particularly our new 11.5” rear axle system. An increase in the penetration rate of four-wheel-drive and all-wheel drive systems also contributed to the increase in our content-per-vehicle for the six months ended June 30, 2001.

Gross Profit.   Gross profit was $210.0 million in the first half of 2001 as compared to $238.9 million in the first half of 2000. Gross margin was 13.4% of sales in the six months ended June 30, 2001 as compared to 14.4% in the first half of 2000. The decreases in gross profit and gross margin were primarily due to lost contribution margin resulting from lower production volumes in the first six months of 2001. Depreciation increased $10.4 million in the first half of 2001 as compared to the first half of 2000 and also negatively impacted gross profit and gross margin.

Selling, General and Administrative Expenses. SG&A (including R&D) amounted to $83.7 million in the first half of 2001 as compared to $83.2 million in the first half of 2000. R&D expenses increased approximately 16% to $25.3 million in the first half of 2001 as compared to $21.8 million in the first half of 2000. However, this increase in R&D was almost entirely offset by cost reductions in other functional areas and lower profit-sharing accruals in 2001.

The increase in our R&D spending in the first half of 2001 as compared to the first half of 2000 was primarily due to the factors discussed above relating to the increase in R&D spending in the second quarter of 2001 as compared to the second quarter of 2000. We generated approximately 68% of our total sales in the first half of 2001 from newer technology-based products introduced by us since July 1998 as compared to approximately 42% for the first half of 2000 and 47% for the year 2000.

Operating Income.   Operating income was 7.9% of sales or $124.3 million in the first half of 2001 as compared to 9.3% of sales or $153.6 million in the first half of 2000. The decrease in operating income and operating margin was primarily due to the factors discussed above relating to the decrease in gross profit and gross margin.

EBITDA.   EBITDA was 11.9% of sales or $187.1 million in the first half of 2001 as compared to 12.6% of sales or $209.4 million in the first half of 2000. The decrease in EBITDA and EBITDA margin was primarily due to the factors discussed above relating to the decrease in gross profit and gross margin. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense.   Net interest expense was $32.5 million in the first half of 2001 as compared to $28.1 million in the first half of 2000. The increase in net interest expense was primarily due to a higher average amount of net debt outstanding, partially offset by lower average interest rates in effect in 2001.

Income Tax Expense.   Income tax expense was $33.4 million in the first half of 2001 as compared to $47.0 million in the first half of 2000. Our effective income tax rate was 36.5% in the first half of 2001 and 37.0% in the first half of 2000.

Net Income and Earnings Per Share.   Net income was $58.0 million in the first half of 2001 as compared to $80.1 million in the first half of 2000. Diluted earnings per share were $1.23 in the first half of 2001 as compared to $1.60 in the first half of 2000.

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

Cash Flow from Operations.   Net cash provided by operating activities was $24.3 million in the first half of 2001 as compared to $59.9 million in the first half of 2000. Lower earnings, including the cash impact of deferred taxes, depreciation and amortization, and pensions and other postretirement benefits resulted in approximately $52.3 million less operating cash flow in the first half of 2001 as compared to the first half of 2000.

A change in payment terms with GM on March 1, 2001 from net 20 days to net 25th proximo adversely impacted our operating cash flow by approximately $90 million in the first half of 2001. This final change in payment terms with GM was effective for products shipped to GM beginning on March 1, 2001 and completes a three-year transition from the next-day payment terms in effect prior to March 1, 1999. A similar change in payment terms with GM from net 10 days to net 20 days adversely impacted operating cash flow by approximately $80 million in the first half of 2000. Operating cash flow was favorably impacted in the first half of 2001 as compared to the first half of 2000 by increased accounts receivable collections related to customer tooling and reduced inventories.

In addition, a net use of cash settling accounts payable and other accrued expenses in the first half of 2001 of $24.3 million, as compared to a net source of approximately $35.1 million in the first half of 2000, resulted in approximately $59.4 million less operating cash flow on a year-over-year basis.

Investing Activities.   Capital expenditures were $239.8 million in the first half of 2001 as compared to $179.8 million in the first half of 2000. We estimate that we will invest approximately $400 million in capital expenditures in the year 2001 before a substantial reduction in spending in 2002 as we complete our launch of several significant new long-term product programs and the increase of our productive capacity to support these new programs, while at the same time continuing to aggressively pursue cost reductions in existing operations. Our largest capital projects in 2001 include additional investment to support the 2001 launch of GM’s mid-sized SUVs, as well as expenditures required to support the 2003 model year launch of the GM MST Program (mid-sized pick-up trucks, including the Chevrolet S-10 and GMC Sonoma) and the Dodge Ram 2500 and 3500 series of full-size pick-up trucks. Capital spending in 2001 will also include the construction of a forging facility adjacent to our Silao, Mexico manufacturing facility (“Guanajuato Gear & Axle”).

Financing Activities.   Net cash provided by financing activities was $181.9 million in the first half of 2001 and consisted principally of additional borrowings under our Bank Credit Facilities and the Receivables Facility.

With respect to the Bank Credit Facilities, $373.5 million was outstanding under the Term Loan and $130 million was outstanding under the Revolver at June 30, 2001. At June 30, 2001, we had additional borrowing capacity of $248.8 million under the Bank Credit Facilities, all of which was available under the Revolver. Additionally at June 30, 2001, $153.0 million was outstanding under the Receivables Facility, which was fully utilized.

The weighted average interest rate of our long-term debt outstanding was approximately 7.9% at June 30, 2001 as compared to approximately 9.0% at December 31, 2000.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In June 2001, FASB Statement No. 142 was approved for issuance. FASB Statement No. 142 establishes new standards for goodwill acquired in business combinations. Once we adopt FASB Statement No. 142 on January 1, 2002, we will no longer amortize goodwill. Instead, we will periodically evaluate goodwill for impairment. We expect to amortize approximately $4.0 million of goodwill in the year 2001.

RECENT DEVELOPMENTS

On July 10, 2001, we announced that we were selected as the Tier I driveline systems integrator and supplier for a major future GM product program. In addition, as the Tier I systems integrator for this future program, we will have responsibility for driveline system, module and component design.

We announced on July 25, 2001 that we intend to file a registration statement covering the public offering of approximately 7.5 million shares of our common stock. Three million of these shares would be offered for sale by AAM and approximately 4.5 million shares would be offered for sale by Blackstone Capital Partners II Merchant Banking Fund L.P. and certain other selling stockholders. Consummation of this offering will approximately double the number of our shares that are publicly traded. We intend to use the proceeds from the sale of our shares to repay a portion of our outstanding debt. This quarterly report is not intended to be an offer of any such securities for sale.

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

Currency Exchange Risk.   Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks and have only a nominal amount of currency hedges in place on the purchase of machinery and equipment at June 30, 2001. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

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

Adoption of FASB Statement No. 133.   We adopted FASB Statement No. 133 on January 1, 2001. FASB Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The cumulative effect of adopting FASB Statement No. 133 was to decrease stockholders’ equity by $0.8 million, net of tax. The effect on net income for the six months ended June 30, 2001 was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 2, 2001 for the purpose of electing directors, approving an amendment to the 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Each of management’s nominees for directors as listed in the proxy statement were elected with the number of votes set forth below:

	Number of Votes

		Abstained/
	In Favor	Withheld

Class II Directors — Term Expires in 2004:

Robert L. Friedman	40,420,376	79,044

B.G. Mathis	40,420,376	79,044

Bret D. Pearlman	40,420,176	79,244

Class III Director — Term Expires in 2002:

Larry W. McCurdy	40,420,176	79,244

In addition to the directors listed above, returning members of the Board of Directors included the following:

Chairman of the Board of Directors, Class III Director – Term expires in 2002:

Richard E. Dauch

Class III Director – Term expires in 2002:

John P. Reilly

Class I Directors – Term expires in 2003:

Forest J. Farmer
Richard C. Lappin
Thomas K. Walker

The results of the other matters voted upon at the annual meeting are as follows:

	Number of Votes

	In Favor	Against	Abstained

Amendment to the 1999 Stock Incentive Plan	35,003,551	3,993,851	7,272

Deloitte & Touche LLP as independent auditors for 2001	40,462,492	29,956	6,972

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Report on Form 8-K

During the quarter ended June 30, 2001, we did not file a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date: July 27, 2001	By: /s/ Robin J. Adams

Robin J. Adams Executive Vice President – Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit	Page

*10.01	Lifetime Program Contract between General Motors Corporation North American Operations (“Buyer”) and American Axle & Manufacturing, Inc. (“Seller”)	+

*10.02	Agreement dated as of June 14, 2001 by and between General Motors Corporation and American Axle & Manufacturing, Inc.	+

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	21

(All other exhibits are not applicable.)

*	Filed herewith
+	Certain portions of the identified Exhibit have been omitted and separately filed with the Securities and Exchange Commission based upon a request for confidential treatment