Form 10-Q
period 2001-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2001-11-14
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3161171 (I.R.S. Employer Identification No.)

1840 Holbrook Avenue, Detroit, Michigan (Address of principal executive offices)	48212-3488 (Zip Code)

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

Yes          No

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 9, 2001, the latest practicable date, was 47,008,553 shares.

CAUTIONARY STATEMENTS
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PART II. OTHER INFORMATION
EXHIBIT INDEX
Amendment No. 1 to the 1999 Stock Incentive Plan
Amendment No. 2 to the 1999 Stock Incentive Plan
Compuration of Ratio of Earnings to Fixed Charges

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
	(In millions)

ASSETS
Current assets:
Cash and equivalents	$4.6	$35.2
Accounts receivable, net	335.6	247.3
Inventories	149.6	160.4
Prepaid expenses and other	23.5	43.1
Deferred income taxes	13.5	14.6

Total current assets	526.8	500.6
Property, plant and equipment, net	1,415.5	1,200.1
Deferred income taxes	0.2	16.1
Goodwill and other assets, net	177.7	185.7

Total assets	$2,120.2	$1,902.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$318.8	$341.3
Accrued compensation and benefits	88.0	120.2
Other accrued expenses	51.3	48.8

Total current liabilities	458.1	510.3
Long-term debt	927.5	817.1
Postretirement benefits and other long-term liabilities	222.2	203.1

Total liabilities	1,607.8	1,530.5
Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	241.4	202.1
Retained earnings	276.8	193.3
Treasury stock at cost, 0.1 million shares and 3.1 million shares at September 30, 2001 and December 31, 2000, respectively	(0.7)	(21.3)
Accumulated other comprehensive loss	(5.6)	(2.6)

Total stockholders’ equity	512.4	372.0

Total liabilities and stockholders’ equity	$2,120.2	$1,902.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In millions, except per share data)
Net sales	$743.5	$675.5	$2,315.6	$2,331.1
Cost of goods sold	647.8	586.4	2,009.9	2,003.1

Gross profit	95.7	89.1	305.7	328.0
Selling, general and administrative expenses	40.6	35.4	124.3	118.6
Goodwill amortization	1.0	1.0	3.0	3.1

Operating income	54.1	52.7	178.4	206.3
Net interest expense	(14.7)	(15.6)	(47.2)	(43.7)
Other income, net	0.7	—	0.3	1.6

Income before income taxes	40.1	37.1	131.5	164.2
Income taxes	14.6	12.9	48.0	59.9

Net income	$25.5	$24.2	$83.5	$104.3

Basic earnings per share	$0.56	$0.52	$1.88	$2.25

Diluted earnings per share	$0.51	$0.48	$1.74	$2.08

Average shares outstanding:
Basic earnings per share	45.5	46.4	44.4	46.4

Diluted earnings per share	49.6	50.1	47.9	50.1

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2001	2000

	(In millions)
Operating activities
Net income	$83.5	$104.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.9	77.0
Deferred income taxes	23.8	31.5
Pensions and other postretirement benefits, net of contributions	(1.3)	6.1
Loss on disposal of equipment	0.2	1.1
Changes in operating assets and liabilities:
Accounts receivable	(89.3)	(119.6)
Inventories	9.6	(20.4)
Accounts payable and accrued expenses	(34.5)	58.4
Other assets and liabilities	21.4	(17.5)

Net cash provided by operating activities	107.3	120.9

Investing activities
Purchases of property, plant and equipment, net	(306.8)	(246.4)

Net cash used in investing activities	(306.8)	(246.4)

Financing activities
Net borrowings of long-term debt	111.3	43.8
Issuance of common stock, net	57.7	—
Employee stock option exercises	0.6	—

Net cash provided by financing activities	169.6	43.8

Effect of exchange rate changes on cash	(0.7)	—

Net decrease in cash and equivalents	(30.6)	(81.7)
Cash and equivalents at beginning of period	35.2	140.2

Cash and equivalents at end of period	$4.6	$58.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1.	Organization and Basis of Presentation

Organization. American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, “we”, “us”, “AAM” or the “Company”), operates in one reportable segment as a Tier 1 supplier to the automotive industry and is a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related components and modules for light trucks, sport-utility vehicles (“SUVs”), and passenger cars. Driveline systems include all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (in Michigan, New York and Ohio), we also have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (“AAM Inc.”) and its subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

Basis of Presentation. We have prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which we consider necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. We have reclassified certain 2000 amounts to conform to the presentation of our 2001 financial statements.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cumulative effect of adopting FASB Statement No. 133 was to decrease stockholders’ equity by $0.8 million, net of tax. The effect on net income for the first three quarters of 2001 was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

FASB Statement No. 141. In July 2001, the FASB issued Statement No. 141, “Business Combinations.” FASB Statement No. 141 requires that we use the purchase method of accounting for all future business combinations. FASB Statement No. 141 also requires that we recognize certain intangible assets acquired in a business combination as assets apart from goodwill. We adopted FASB Statement No. 141 on July 1, 2001, which did not impact our financial position or results of operations.

FASB Statement No. 142. In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” FASB Statement No. 142 establishes new standards for goodwill acquired in business combinations. Once we adopt FASB Statement No. 142 on January 1, 2002, we will no longer amortize goodwill. Instead, we will periodically evaluate goodwill for impairment. We expect to amortize approximately $4.0 million of goodwill in the year 2001.

FASB Statement No. 144. In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FASB Statement No. 144 supersedes FASB Statement No. 121 as well as certain provisions of APB Opinion No. 30. The main objective of FASB Statement No. 144 is to further clarify certain provisions of FASB Statement No. 121 relating to the impairment of long-lived assets. FASB Statement No. 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. We are required to adopt FASB Statement No. 144 for the year ending December 31, 2002 but early adoption is allowed. We are in the process of determining when we will adopt this statement and whether it will have a material effect on our results of operations or financial position.

2.	Inventories

We state inventories at the lower of cost or market. Cost is determined principally using the last-in first-out method (LIFO). We classify perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products as raw materials.

Inventories consist of the following:

	September 30,	December 31,
	2001	2000

	(In millions)
Raw materials and work-in-process	$136.6	$138.2
Finished goods	22.2	31.3

Gross inventories	158.8	169.5
LIFO reserve	(9.2)	(9.1)

Total inventories	$149.6	$160.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000

	(In millions)
Bank Credit Facilities:
Revolver	$60.0	$—
Term Loan	373.0	374.0

Total Bank Credit Facilities	433.0	374.0
Receivables Facility	153.0	120.0
9.75% Notes, net of discount	298.3	298.1
Capital lease obligations	12.5	17.4
Other	30.7	7.6

Long-term debt	$927.5	$817.1

4.	Sale of Common Stock

On August 15, 2001, we raised $57.7 million in a public offering of 7.5 million shares of our common stock through which we issued 3.0 million treasury shares and Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates (collectively, “Blackstone”) sold 4.5 million shares. Prior to the offering, Blackstone held approximately 60% of our issued and outstanding common shares. After the offering, Blackstone held approximately 47% of our issued and outstanding common shares.

The number of our shares that are publicly traded approximately doubled upon consummation of this offering. We used the proceeds from the sale of our shares to repay a portion of our outstanding debt.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In millions, except per share data)
Numerator:
Net income	$25.5	$24.2	$83.5	$104.3
Denominators:
Basic earnings per share -
Weighted-average shares outstanding	45.5	46.4	44.4	46.4
Effect of dilutive securities:
Dilutive stock options	4.1	3.7	3.5	3.7

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	49.6	50.1	47.9	50.1

Basic earnings per share	$0.56	$0.52	$1.88	$2.25

Diluted earnings per share	$0.51	$0.48	$1.74	$2.08

6.	Comprehensive Income

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In millions)
Net income	$25.5	$24.2	$83.5	$104.3
Cumulative effect of accounting change, net of tax	—	—	(0.8)	—
Foreign currency translation adjustments, net of tax	0.9	(0.8)	(1.1)	(1.5)
Unrecognized loss on derivatives, net of tax	(0.8)	—	(1.1)	—

Comprehensive income	$25.6	$23.4	$80.5	$102.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Comprehensive Income (continued)

The following table summarizes changes in accumulated other comprehensive loss:

	Accumulated Other Comprehensive Loss

	Foreign
	Currency
	Translation	Derivatives	Total

	(In millions)
Balance at January 1, 2001	$(2.6)	$—	$(2.6)
Foreign currency translation adjustments, net of tax	(1.1)	—	(1.1)
Cumulative effect of accounting change, net of tax	—	(0.8)	(0.8)
Net change in unrecognized loss on derivatives, net of tax	—	(1.1)	(1.1)

Balance at September 30, 2001	$(3.7)	$(1.9)	$(5.6)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis (MD&A) should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Unless the context otherwise requires, references to “we”, “us” or the “Company” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (“Holdings”), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (“AAM Inc.”), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

COMPANY OVERVIEW

We are a Tier 1 supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related components and modules for light trucks, sport-utility vehicles (“SUVs”), and passenger cars. Driveline systems include all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (in Michigan, New York and Ohio), we also have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

We are the principal supplier of driveline components to General Motors Corporation (“GM”) for its light trucks, SUVs and rear-wheel drive (“RWD”) passenger cars manufactured in North America. As a result of our Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 87% of our total sales in the nine months ended September 30, 2001 (“first three quarters of 2001”) and 84% in the nine months ended September 30, 2000 (“first three quarters of 2000”).

We sell most of our products under long-term contracts with prices established at the time the contracts were entered into. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will compete for future GM business upon the termination of the LPCs.

We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Visteon Automotive, Delphi Automotive, PACCAR and other original equipment manufacturers (“OEMs”) and Tier I supplier companies. Our sales to customers other than GM were approximately $308.6 million in the first three quarters of 2001 as compared to $369.2 million in the first three quarters of 2000.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales were $743.5 million in the three months ended September 30, 2001 (“third quarter of 2001”) as compared to $675.5 million in the three months ended September 30, 2000 (“third quarter of 2000”). The increase in our sales in 2001 relates principally to an estimated 6% increase in light truck production by GM as compared to the third quarter of 2000, partly offset by lower shipments to our customers other than GM.

Our sales generated per vehicle from the sale of our products, or content-per-vehicle, as measured for our products supporting GM’s North American light truck platforms, increased approximately 13% in the third quarter of 2001 as compared to the third quarter of 2000 to in excess of $1,100 per vehicle. This increase was primarily a result of our increased sales of higher value-added technology products, particularly our new 11.5” rear axle system used in GM’s heavy-duty pick-up trucks and our Integrated Oil Pan (“IOP”) Front Axle Module with Electronic Disconnect featured on GM’s new mid-sized SUVs. An increase in the market penetration rate of our four-wheel-drive (“4WD”) and all-wheel drive (“AWD”) systems also contributed to the increase in our content-per-vehicle in the third quarter of 2001.

Gross Profit. Gross profit was $95.7 million in the third quarter of 2001 as compared to $89.1 million in the third quarter of 2000. Gross margin was 12.9% of sales in the third quarter of 2001 as compared to 13.2% in the third quarter of 2000. Depreciation and amortization expense increased $4.8 million in the third quarter of 2001 as compared to the third quarter of 2000. This increase in depreciation and amortization expense, which principally reflects the cost of investments we have made to support our long-term production requirements, negatively impacted gross profit and gross margin in the third quarter of 2001.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses (including research and development) amounted to $40.6 million in the third quarter of 2001 as compared to $35.4 million in the third quarter of 2000, $41.4 million in the first quarter of 2001 and $42.3 million in the second quarter of 2001. Research and development (“R&D”) expenses increased 18% to $13.6 million in the third quarter of 2001, as compared to $11.5 million in the third quarter of 2000. The increase in our SG&A expenses in the third quarter of 2001 as compared to the third quarter of 2000 also reflects the impact of lower profit-sharing accruals in the third quarter of 2000.

The increase in R&D expenses was primarily due to our continuing development of new product, process and system technologies to improve productive efficiency and flexibility in our operations and continue to deliver innovative new products, modules and integrated driveline systems to our customers. In addition to the IOP Front Axle Module, recent innovative product introductions include the PowerLiteTM aluminum rear-axle system, the Smart-BarTM stabilizer bar-based active roll-control system, and the TracRiteTM traction-enhancing locking differentials (including a brand-new electronically controlled TracRiteTM EL model). We have also developed, installed and tested independent front and rear drive chassis suspension modules (“IFDA” and “IRDA”) and we are currently developing electronic wheel-speed sensors for traction and stability control for potential future SUV and passenger car applications. As a result of our commitment to these and other R&D initiatives, we generated approximately 70% of our total sales in the third quarter of 2001 from newer technology-based products introduced by us since July 1998 as compared to approximately 51% in the third quarter of 2000 and 47% for the year 2000.

Operating Income. Operating income was 7.3% of sales or $54.1 million in the third quarter of 2001 as compared to 7.8% of sales or $52.7 million in the third quarter of 2000. The increase in operating income and the decrease in operating margin was primarily due to the factors discussed above relating to the increase in gross profit and the increase in SG&A expenses.

EBITDA. Income from continuing operations before interest expense, income taxes, depreciation and amortization (“EBITDA”) was 11.6% of sales or $86.3 million in the third quarter of 2001 as compared to 12.0% of sales or $81.0 million in the third quarter of 2000. The increase in EBITDA was primarily due to the factors discussed above relating to the increase in gross profit, partially offset by higher SG&A expenses. The decrease in EBITDA margin was due primarily to the increase in SG&A expenses. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $14.7 million in the third quarter of 2001 as compared to $15.6 million in the third quarter of 2000. The decrease in net interest expense was primarily due to lower average rates in effect in 2001, partially offset by a higher average amount of net debt outstanding.

Income Tax Expense. Income tax expense was $14.6 million in the third quarter of 2001 as compared to $12.9 million in the third quarter of 2000. Our effective income tax rate was 36.4% in the third quarter of 2001 as compared to 34.8% in the third quarter of 2000 and 36.5% for the year 2000. Income tax expense in the third quarter of 2000 reflected a year-to-date adjustment to reduce our effective tax rate to 36.5% for the year 2000 as compared to the previously anticipated rate of 37%.

Net Income and Earnings Per Share. Net income was $25.5 million in the third quarter of 2001 as compared to $24.2 million in the third quarter of 2000. Diluted earnings per share were $0.51 in the third quarter of 2001 as compared to $0.48 in the third quarter of 2000.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales decreased approximately 1% to $2.316 billion for the first three quarters of 2001 as compared to $2.331 billion for the first three quarters of 2000. The reduction in our sales in the first three quarters of 2001 relates principally to an estimated 7% reduction in light truck production by GM as compared to the first three quarters of 2000 and lower shipments to our other customers corresponding to their reduced production volumes.

Our content-per-vehicle in the first three quarters of 2001 increased approximately 16% as compared to the first three quarters of 2000 to in excess of $1,100 per vehicle to partially offset the impact of customer vehicle production declines. This increase was primarily a result of our increased sales of higher value-added technology products, particularly our new 11.5” rear axle system used in GM’s heavy-duty pick-up trucks and our IOP Front Axle Module with Electronic Disconnect featured on GM’s new mid-sized SUVs. An increase in the market penetration rate of our 4WD/AWD systems also contributed to the increase in our content-per-vehicle in the first three quarters of 2001.

Gross Profit. Gross profit was $305.7 million for the first three quarters of 2001 as compared to $328.0 million for the first three quarters of 2000. Gross margin was 13.2% of sales in the first three quarters of 2001 as compared to 14.1% in the first three quarters of 2000. The decreases in gross profit and gross margin were primarily due to lost contribution margin resulting from lower production volumes in the first three quarters of 2001. Depreciation and amortization expense increased $16.9 million in the first three quarters of 2001 as compared to the first three quarters of 2000. This increase in depreciation and amortization expense, which principally reflects the cost of investments we have made to support our long-term production requirements, negatively impacted gross profit and gross margin in the first three quarters of 2001.

Selling, General and Administrative Expenses. SG&A expenses (including R&D) amounted to $124.3 million in the first three quarters of 2001 as compared to $118.6 million in the first three quarters of 2000. R&D expenses increased approximately 20% to $39.9 million in the first three quarters of 2001 as compared to $33.3 in the first three quarters of 2000.

The increase in our R&D spending in the first three quarters of 2001 as compared to the first three quarters of 2000 was primarily due to the factors discussed above relating to the increase in R&D spending in the third quarter of 2001 as compared to the third quarter of 2000. We generated approximately 69% of our total sales in the first three quarters of 2001 from newer technology-based products introduced by us since July 1998 as compared to approximately 45% for the first three quarters of 2000 and 47% for the year 2000.

Operating Income. Operating income was 7.7% of sales or $178.4 million in the first three quarters of 2001 as compared to 8.8% of sales or $206.3 million in the first three quarters of 2000. The decrease in operating income and operating margin was primarily due to the factors discussed above relating to the decrease in gross profit and gross margin and the increase in SG&A expenses.

EBITDA. EBITDA was 11.8% of sales or $273.4 million for the first three quarters of 2001 as compared to 12.5% of sales or $290.4 million for the first three quarters of 2000. The decrease in EBITDA and EBITDA margin was primarily due to the factors discussed above relating to the decrease in gross profit and gross margin and the increase in SG&A expenses. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $47.2 million in the first three quarters of 2001 as compared to $43.7 million in the first three quarters of 2000. The increase in net interest expense was primarily due to a higher average amount of net debt outstanding, partially offset by lower average interest rates in effect in 2001.

Income Tax Expense. Income tax expense was $48.0 million in the first three quarters of 2001 as compared to $59.9 million in the first three quarters of 2000. Our effective income tax rate was 36.5% for the first three quarters of 2001 and 36.5% for the first three quarters of 2000.

Net Income and Earnings Per Share. Net income was $83.5 million in the first three quarters of 2001 as compared to $104.3 million in the first three quarters of 2000. Diluted earnings per share were $1.74 in the first three quarters of 2001 as compared to $2.08 in the first three quarters of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and debt service and to support working capital requirements in our operations. We rely primarily upon operating cash flow and borrowings under our primary credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our projected capital expenditures, debt service obligations and working capital requirements in 2001.

Cash Flow from Operations. Net cash provided by operating activities was $107.3 million in the first three quarters of 2001 as compared to $120.9 million in the first three quarters of 2000. Lower earnings, including the cash impact of deferred taxes, depreciation and amortization, pensions and other postretirement benefits resulted in approximately $19.9 million less operating cash flow in the first three quarters of 2001 as compared to the first three quarters of 2000. A $6.3 million net reduction in working capital investments partially offset our lower earnings on a year-over-year basis.

A change in payment terms with GM on March 1, 2001 from net 20 days to net 25th proximo adversely impacted our operating cash flow by approximately $90 million in the first quarter of 2001. This final change in payment terms with GM was effective for products shipped to GM beginning on March 1, 2001 and completes a three-year transition from the next-day payment terms in effect prior to March 1, 1999. A similar change in payment terms with GM from net 10 days to net 20 days adversely impacted operating cash flow by approximately $80 million in the first quarter of 2000. Operating cash flow was favorably impacted in the first three quarters of 2001 as compared to the first three quarters of 2000 by increased accounts receivable collections related to customer tooling and reduced inventories.

In addition, a net use of cash settling accounts payable and other assets and liabilities in the first three quarters of 2001 of $13.1 million, as compared to a net source of approximately $40.9 million in the first three quarters of 2000, resulted in approximately $54.0 million less operating cash flow on a year-over-year basis.

Investing Activities. Capital expenditures were $306.8 million in the first three quarters of 2001 as compared to $246.4 million in the first three quarters of 2000. We expect capital expenditures to increase in 2001 to nearly $400 million before a substantial reduction in spending in 2002 as we complete our launch of several significant new long-term product programs and the increase of our productive capacity to support these new programs, while at the same time continuing to aggressively pursue cost reductions in existing operations.

Our largest capital projects in 2001 will include additional investment to support the 2001 launch of GM’s mid-sized SUVs, as well as expenditures required to support the 2003 model year launch of the GM MST Program (mid-sized pick-up trucks, including the Chevrolet S-10 and GMC Sonoma) and the Dodge Ram 2500 and 3500 series of full-size pick-up trucks. Capital spending in 2001 will also include the construction of a forging facility adjacent to our Silao, Mexico manufacturing facility (“Guanajuato Gear & Axle”).

Financing Activities. Net cash provided by financing activities was $169.6 million in the first three quarters of 2001 and consisted principally of additional borrowings under our Bank Credit Facilities and the Receivables Facility and $58.3 million net proceeds relating to the issuance of common stock.

On August 15, 2001, we raised $57.7 million in a public offering of 7.5 million shares of our common stock through which we issued 3.0 million treasury shares and Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates (collectively, "Blackstone") sold 4.5 million shares. Prior to the offering, Blackstone held approximately 60% of our issued and outstanding common shares. After the offering, Blackstone held approximately 47% of our issued and outstanding common shares. The number of our shares that are publicly traded approximately doubled upon consummation of this offering. We used the proceeds from the sale of our shares to repay a portion of our outstanding debt.

With respect to the Bank Credit Facilities, $373.0 million was outstanding under the Term Loan and $60.0 million was outstanding under the Revolver at September 30, 2001. At September 30, 2001, we had additional borrowing capacity of $318.8 million under the Bank Credit Facilities, all of which was available under the Revolver. Additionally at September 30, 2001, $153.0 million was outstanding under the Receivables Facility, which was fully utilized.

The weighted average interest rate of our long-term debt outstanding was approximately 7.52% at September 30, 2001 as compared to approximately 9.0% at December 31, 2000.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Our business is also moderately seasonal as our major OEM customers historically have a two-week shutdown of operations in July and approximately a one-week shutdown in December. In addition, OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Accordingly, our third quarter results reflect these trends and our fourth quarter may be affected as well.

LITIGATION AND ENVIRONMENTAL REGULATIONS

We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flow.

GM has agreed to indemnify and hold us harmless from certain environmental issues identified as potential areas of environmental concern at March 1, 1994. GM has also agreed to indemnify us, under certain circumstances, for up to 10 years from such date with respect to certain pre-closing environmental conditions. Based on our assessment of costs associated with our environmental responsibilities, including recurring administrative costs, capital expenditures and other compliance costs, we do not expect such costs to have a material effect on our financial condition, results of operations, cash flow or competitive position in the foreseeable future.

EFFECT OF NEW ACCOUNTING STANDARDS

FASB Statement No. 141. In July 2001, the FASB issued Statement No. 141, "Business Combinations." FASB Statement No. 141 requires that we use the purchase method of accounting for all future business combinations. FASB Statement No. 141 also requires that we recognize certain intangible assets acquired in a business combination as assets apart from goodwill. We adopted FASB Statement No. 141 on July 1, 2001, which did not impact our financial position or results of operations.

FASB Statement No. 142. In July 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets." FASB Statement No. 142 establishes new standards for goodwill acquired in business combinations. Once we adopt FASB Statement No. 142 on January 1, 2002, we will no longer amortize goodwill. Instead, we will periodically evaluate goodwill for impairment. We expect to amortize approximately $4.0 million of goodwill in the year 2001.

FASB Statement No. 144. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB Statement No. 144 supersedes FASB Statement No. 121 as well as certain provisions of APB Opinion No. 30. The main objective of FASB Statement No. 144 is to further clarify certain provisions of FASB Statement No. 121 relating to the impairment of long-lived assets. FASB Statement No. 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. We are required to adopt FASB Statement No. 144 for the year ending December 31, 2002 but early adoption is allowed. We are in the process of determining when we will adopt this statement and whether it will have a material effect on our results of operations or financial position.

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

Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks and have only a nominal amount of currency hedges in place on the purchase of machinery and equipment at September 30, 2001. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

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

The cumulative effect of adopting FASB Statement No. 133 was to decrease stockholders’ equity by $0.8 million, net of tax. The effect on net income for the first three quarters of 2001 was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Report on Form 8-K

We did not file a Current Report on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date:	November 14, 2001	By: /s/ Robin J. Adams

Robin J. Adams Executive Vice President – Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit

10.01	Restatement of the American Axle & Manufacturing, Inc. Personal Savings Plan for Hourly-Rate Associates dated September 27, 2001
(Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466))
10.02	Restatement of the American Axle & Manufacturing, Inc. Salaried Savings Plan dated September 27, 2001
(Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466))
*10.03	Amendment No. 1 to the 1999 American Axle & Manufacturing of Michigan, Inc. Stock Incentive Plan
*10.04	Amendment No. 2 to the 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Plan
*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges
(All other exhibits are not applicable.)

*	Filed herewith