Form 10-K
period 2001-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2002-03-29
CIK 1062231

Cautionary Statements
Part I
Part II
Part III
Part IV
Signatures
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
EX-10.47 Agreement dated December 21, 2001
EX-10.48 Amendment to Monitoring Agreement
EX-10.49 2nd Amendment to Employment Agmnt - Dauch
EX-12 Computation Ratio/Earnings to Fixed Charges
EX-13 Management's Discussion and Analysis
EX-21 Subsidiaries of the Company
EX-23 Independent Auditors' Consent

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

     As of March 21, 2002, the registrant had 47,736,898 shares of voting common stock outstanding. The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 21, 2002 was approximately $767.4 million.

Documents Incorporated By Reference:

     Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2001 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 16, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2002, are incorporated by reference in Part I (Items 1, 2 and 3), Part II (Items 5, 6, 7, 7A and 8) and Part III (Items 10, 11, 12 and 13) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

TABLE OF CONTENTS — ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2001

Cautionary Statements

      Certain statements in this Annual Report on Form 10-K (“Form 10-K”) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on our current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to, the following:

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Mexico, Europe and South America);

•	reduced demand for our customers’ products (particularly GM’s light trucks and SUVs);

•	reduced purchases of our products by GM and other customers;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to attract and retain key associates;

•	our ability to maintain satisfactory labor relations;

•	risks of noncompliance with environmental regulations;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	availability of financing for working capital, capital expenditures, R&D, or other general corporate purposes;

•	adverse changes in laws or government regulations affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations); and

•	other unanticipated events and conditions that hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part I

Item 1. Business

(a) General Development of Business

General

      As used in this report, except as otherwise indicated in information incorporated by reference, references to “AAM,” “the Company,” “we,” “our” or “us” mean American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries and predecessors, collectively.

      We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related components and modules for light trucks, sport utility vehicles (“SUVs”) and passenger cars. Driveline systems include all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products.

      In March 1994, we were formed by a private investor group led by Richard E. Dauch, who purchased the Final Drive and Forge Business Unit of the Saginaw Division of General Motors Corporation (“GM”). In connection with this acquisition and under subsequent additional binding agreements we have entered into with GM, we are the sole-source supplier of substantially all of the driveline components and forged products supplied to GM for the life of each of the GM vehicle programs supplied.

      In October 1997, Blackstone Capital Partners II Merchant Banking Fund L.P. and certain other affiliated investors (collectively, “Blackstone”) acquired a majority ownership position of our company in a leveraged recapitalization.

      Since 1994, we have dramatically improved product quality and manufacturing efficiency through a combination of management leadership, investments in new equipment and technology, workforce training, and process and system improvements resulting in increased capacity utilization. From March 1994 through December 2001, we have invested approximately $1.9 billion in capital expenditures and we have received and maintained ISO/ QS 9000 certification for each of our facilities. As a result, (i) the average number of axles produced per production day increased from approximately 10,000 per day in March 1994 to approximately 15,750 per day in 2001 and (ii) discrepant parts shipped to GM (as measured by GM) decreased from approximately 13,400 parts per million (“PPM”) during the six months ended December 31, 1994 to 31 PPM during the six months ended December 31, 2001.

Initial Public Offering (IPO)

      Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (“AAM Inc.”) and its subsidiaries. Pursuant to this merger, which was effected in January 1999 in connection with our IPO, each share of AAMM’s common stock was converted into 3,945 shares of Holdings’ common stock. Holdings has no other subsidiaries other than AAM Inc. In February 1999, Holdings completed an IPO and issued 7 million shares of its common stock.

Acquisitions

      In 1999, we acquired two domestic automotive forging companies, Colfor Manufacturing Inc. (“Colfor”) and MSP Industries Corporation (“MSP”), and a majority interest in a joint venture in Brazil which machines forging and driveline components for automotive OEMs for aggregate cash purchase consideration of approximately $239 million.

      In 1998, we acquired Albion Automotive (Holdings) Limited (“Albion”) for a cash purchase price of approximately $42 million plus $30 million of assumed debt and capital lease obligations. Albion supplies front steerable and rear axles, driving heads, crankshafts, chassis components and transmission parts used primarily in medium-duty trucks and buses for customers located in the United Kingdom and elsewhere in Europe.

(b) Financial Information About Industry Segments

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report to Stockholders (“Annual Report”), page 42, section entitled “Financials — Notes to Consolidated Financial Statements, Note 10 — Segment and Geographic Information.”

(c) Narrative Description of Business

Company Overview

      We are the principal supplier of driveline components to GM for its light trucks, SUVs and rear-wheel drive (“RWD”) passenger cars manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/ all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in 2001. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC. Sales to GM were approximately 87% of our total sales in 2001, 85% in 2000 and 86% in 1999.

      We sell most of our products under long-term contracts with prices established at the time the contracts were entered into. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will compete for future GM business upon the termination of the LPCs or the CSA.

      We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Visteon Automotive, Delphi Automotive, PACCAR and other OEMs and Tier I supplier companies. Our sales to customers other than GM were $404.6 million in 2001 as compared to $475.4 million in 2000, principally as a result of lower demand for passenger car and commercial vehicle products in North America and Europe. However, we expect our sales to customers other than GM to grow significantly in the next two years as we launch several new driveline system products for DaimlerChrysler and other OEMs and Tier I supplier companies. The most significant of these new product programs is our launch of the heavy duty Dodge Ram 4x4 full-size pick-up trucks (“Dodge Ram program”) in the second half of 2002. As a result of the Dodge Ram program, we expect our sales to DaimlerChrysler to exceed 10% of our total sales in 2003, as compared to less than 1% in 2001 and all previous years.

      The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,

	2001	2000	1999

Rear axles	57.9%	53.8%	52.5%
Front axles	15.9	14.7	16.0
Driveshafts	6.5	7.3	7.9
Chassis components	7.1	7.4	7.9
Forged products	8.8	11.2	11.1
Other	3.8	5.6	4.6

Total	100.0%	100.0%	100.0%

Industry and Competition

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 18-19, section entitled “Financials — Management’s Discussion and Analysis — Industry and Competition.”

Productive Materials

      We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

Research and Development (“R&D”)

      Since March 1, 1994, we have invested approximately $261 million in R&D focusing on new product and process development. We plan to continue to invest in the development of new product, process and systems technologies to improve productive efficiency and flexibility in our operations and continue to deliver innovative new products, modules and integrated driveline systems to our customers.

      We are currently focusing our R&D activities in the areas of mass and weight reduction; noise, vibration and harshness (NVH) improvements; durability; and new product offerings such as integrated driveline systems and modules. Our new Smart-Bar™ stabilizer bar-based active roll-control system and the Integrated Oil Pan (IOP) Front Axle Module with Electronic Disconnect are two current examples of high value-added technology products that have resulted from our commitment to research and development and seek to improve the performance and design flexibility of our customers’ products. Our increased commitment to R&D has also resulted in the development of our PowerLite™ aluminum rear-axle system, TracRite™ traction-enhancing locking differentials (including a brand-new electronically controlled TracRite™ EL model) and our Gen II and Gen III universal joints, all of which have been instrumental in new product program wins for us. We have also developed, installed and tested independent front and rear drive chassis suspension modules (“IFDA” and “IRDA”) and we are currently developing electronic wheel-speed sensors for traction and stability control for potential future SUV and passenger car applications.

      R&D spending was $51.7 million in 2001, $46.4 million in 2000 and $39.1 million in 1999.

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

Cyclicality and Seasonality

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 24, section entitled “Financials — Management’s Discussion and Analysis — Cyclicality and Seasonality.”

Associates

      We believe that one of our most important assets is our workforce. Since 1994, we have focused on making significant improvements in our labor relations through improving working conditions, incentive programs and town hall meetings with our hourly and salaried associates. We have also implemented a program of continuous training whereby associates are taught the skill sets important to producing products of precision quality.

      We also recognize that a key element of our long-term competitiveness is developing a constructive working relationship with our unions. Our unions have committed to assist us in achieving both quality and productivity gains over the life of our contracts. We believe our relationships with our associates and their unions are positive.

      As of December 31, 2001, we employed approximately 11,725 associates, approximately 9,681 of which are employed in the United States. Approximately 7,696 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America, or “UAW”. Approximately 6,897 associates represented by the UAW are subject to a collective bargaining agreement that expires February 25, 2004; another 799 associates at Colfor and MSP are also represented by the UAW under collective bargaining agreements that expire in 2005. Approximately 259 associates are represented by the International Association of Machinists (“IAM”) under a collective bargaining agreement which runs through May 5, 2004. In addition, approximately 802 associates at Albion, 686 associates at our Guanajuato, Mexico facility (“Guanajuato Gear & Axle”) and 197 associates at our Brazilian majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreements at Albion, certain of which may be terminated upon six-months notice, expire in 2004 and the agreements in Mexico and Brazil expire annually.

Credit and Working Capital Practices

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 21-24, section entitled “Financials — Management’s Discussion and Analysis — Liquidity and Capital Resources.”

(d) Financial Information About Foreign and Domestic Operations and Export Sales

      International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

      For further financial information regarding foreign and domestic sales and export sales, see Exhibit 13 to the Form 10-K, Annual Report, page 42, section entitled “Financials — Notes to Consolidated Financial Statements, Note 10 — Segment and Geographic Information.”

Item 2. Properties

      The following is a summary of our principal facilities:

	Approx.	Type
Name	Sq. Feet	of Interest	Function

Detroit Gear & Axle Detroit, MI	1,764,000	Owned	Rear and front axles, front suspensions and rear brake drums
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Rear axles and steering linkages
Three Rivers Driveline Three Rivers, MI	750,000	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Guanajuato Gear & Axle Guanajuato, Mexico	839,000	Owned	Rear axles
Guanajuato Forge Guanajuato, Mexico	111,000	Owned	Forged products
Scotstoun Plant Glasgow, Scotland	453,000	Leased	Front and rear axles for medium-duty trucks and vans
Farington Plant Lancashire, England	328,000	Leased	Front and rear axles for buses and chassis components

	Approx.	Type
Name	Sq. Feet	of Interest	Function

Spurrier Plant Lancashire, England	303,000	Leased	Crankshafts and fabricated parts
AAM do Brasil Curitiba, Brazil	130,600	Owned	Machining of forged products
Detroit Forge Detroit, MI	710,000	Owned	Forged products
Tonawanda Forge Tonawanda, NY	470,000	Owned	Forged products
Colfor — Malvern Malvern, Ohio	234,000	Owned	Forged products
Colfor — Salem Salem, Ohio	189,000	Owned	Forged products
Colfor — Minerva Minerva, Ohio	125,000	Owned	Machining of forged products
Cheektowaga Plant Cheektowaga, NY	116,000	Owned	Machining of forged products
MSP — Oxford Oxford, MI	125,000	Leased	Forged products
MSP — Centerline Centerline, MI	14,000	Leased	Forged products
Technical Center Rochester Hills, MI	66,000	Owned	R&D, design engineering, metallurgy, testing, validation and sales
Corporate Headquarters Detroit, MI	31,000	Owned	Executive and administrative offices located at the Detroit Gear & Axle
Global Procurement Center Rochester Hills, MI	16,000	Leased	Executive and administrative offices

      Borrowings under our Senior Secured Bank Credit Facilities (“Bank Credit Facilities”) are secured by the capital stock of our significant subsidiaries and all of our assets, including facilities, except for those securing the Receivables Facility and other permitted bank, equipment and lease financings. See Exhibit 13 to this Form 10-K, Annual Report, pages 21-24, section entitled “Financials — Management’s Discussion and Analysis — Liquidity and Capital Resources” for further information regarding our Bank Credit Facilities.

Item 3. Legal Proceedings

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 25, section entitled “Financials — Management’s Discussion and Analysis — Litigation and Environmental Regulations.”

Item 4. Submission of Matters to a Vote of Stockholders

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2001.

Supplemental Item — Executive Officers of the Registrant

      We possess a management team with proven leadership and extensive automotive industry experience. Our executive officers and directors are:

Name	Age	Position

Richard E. Dauch(3)	59	Co-Founder, Chairman of the Board and Chief Executive Officer
Joel D. Robinson	58	President and Chief Operating Officer
Robin J. Adams	48	Executive Vice President — Finance and Chief Financial Officer
Patrick S. Lancaster	54	Group Vice President, Chief Administrative Officer and Secretary
Yogendra N. Rahangdale	54	Group Vice President and Chief Technical Officer
Marion A. Cumo	59	Vice President, Materials Management and Logistics
David C. Dauch	37	Vice President, Manufacturing — Driveline Division
Richard F. Dauch	41	Vice President, Sales and Marketing
George J. Dellas	59	Vice President, Quality Assurance and Customer Satisfaction
David J. Demos	51	Vice President; President and Chief Operating Officer of Colfor Manufacturing, Inc.
Robert A. Krause	45	Vice President and Treasurer
Roy H. Langenbach	62	Vice President, Procurement
Allan R. Monich	48	Vice President, Manufacturing — Forging Division
Daniel V. Sagady, P.E.	52	Vice President, Engineering and Product Development
Alan L. Shaffer	51	Vice President, Manufacturing Services
Forest J. Farmer(1)	61	Director
Robert L. Friedman(2)	59	Director
Richard C. Lappin(1)	57	Director
B.G. Mathis(2)	69	Director
Larry W. McCurdy(3)	66	Director
Bret D. Pearlman(2)	35	Director
John P. Reilly(3)	58	Director
Thomas K. Walker(1)	61	Director

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

      Richard E. Dauch, age 59, is Co-Founder, Chairman of the Board and Chief Executive Officer, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since co-founding our Company in 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of our Company from 1994 through December 2000. Before March 1994, he spent 12 years with Chrysler Corporation (“Chrysler”). He left Chrysler in 1991 as Executive Vice President of Worldwide Manufacturing. Prior to joining Chrysler, Mr. Dauch served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities for the first major automotive transplant facility in the United States. Mr. Dauch began his career with GM in 1964, where he progressed over the course of 12 years from a college-graduate-in-training to the youngest plant manager in Chevrolet’s history. He has received numerous honors, nationally and internationally, including being recognized in 1996 as the Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturer’s Association and the 1999 Michiganian of the Year by The Detroit News. He is on the board of directors of several manufacturing and civic organizations and has lectured extensively on the subjects of manufacturing and management. Mr. Dauch has authored a book, Passion for Manufacturing, which is distributed in 80 countries in several languages.

      Joel D. Robinson, age 58, was appointed President and Chief Operating Officer in January 2001. Prior to that, Mr. Robinson served as Executive Vice President — Chief Operating Officer (since August 1998), Executive Vice President, Operations and Vice President, Manufacturing (since April 1997). Mr. Robinson joined our Company in March 1994 and has held various other positions including Executive Director of the GMT800 Program and Executive Director, Manufacturing Services. He began his career in the automotive industry at Ford Motor Company in 1963, where he held a series of technical and manufacturing management positions. Mr. Robinson also worked for American Motors Corporation, serving as Director of Vehicle Assembly, and later, at Chrysler, where he was responsible for all car body programs.

      Robin J. Adams, age 48, has been Executive Vice President — Finance and Chief Financial Officer since he joined our Company in July 1999. Prior to joining our Company, he spent 13 years with Borg-Warner in various financial positions, including Vice President and Treasurer (Principal Financial Officer) from 1993 and Assistant Treasurer from 1991 to 1993. He began his career in 1976 with Illinois Central Railroad Company, where he served in a variety of positions in accounting, finance and corporate planning, including Assistant Director of Corporate & Financial Planning.

      Patrick S. Lancaster, age 54, has been Group Vice President, Chief Administrative Officer and Secretary since January 2001. Prior to that, he was Vice President and Secretary (since March 2000), Vice President, General Counsel and Secretary (since November 1997) and General Counsel and Secretary (since June 1994). Mr. Lancaster worked at Fruehauf Trailer Corporation and its predecessor Company (from 1981 to 1994) where he last served as General Counsel and Assistant Secretary from March 1990 until he joined our Company.

      Yogendra (Yogen) N. Rahangdale, age 54, has been Group Vice President and Chief Technical Officer since January 2001. Prior to that, he served as Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998); and Director, Corporate Manufacturing Planning (since August 1995). Prior to joining our Company, Rahangdale spent 12 years with Chrysler in a variety of positions including Manager, Paint and Energy Management.

      Marion A. Cumo, age 59, has been Vice President, Materials Management and Logistics since January 2001. Prior to that, he was Vice President, Materials Management (since May 1996) and Vice President, Quality Assurance and Customer Satisfaction (since March 1994). Prior to joining our Company, Mr. Cumo spent 11 years working as a manufacturing executive at Chrysler. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler, Mr. Cumo became president of Tri-County Chrysler Products in Peebles/ West Union, Ohio, and also worked as an automotive manufacturing consultant. Mr. Cumo began his career at GM and has over 35 years experience in the automotive industry.

      David C. Dauch, age 37, has been Vice President, Manufacturing — Driveline Division since January 2001. Prior to that, he was Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager. David C. Dauch is a son of Richard E. Dauch.

      Richard F. Dauch, age 41, has been Vice President, Sales and Marketing since January 2002. Prior to that, he served as Vice President, Sales (since January 2001); Vice President, Manufacturing — Driveline Division (since July 1999); Vice President, Manufacturing (since August 1998); Director, Strategic and Capacity Planning (since February 1998) and Plant Manager, Detroit Gear & Axle Plant (since May 1996). Mr. Dauch joined our Company in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining our Company, Mr. Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from February 1992. Prior to his automotive career, Mr. Dauch served in the U.S. Army for nine years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

      George J. Dellas, age 59, has been Vice President, Quality Assurance and Customer Satisfaction since May 1996. Prior to that, he was Vice President, Procurement and Material Management (since the 1994 acquisition). Prior to joining our Company, Mr. Dellas spent 11 years in executive positions of increasing responsibility at Chrysler from Production Foreman to Vice President. Before leaving Chrysler in 1991, he served as the Director of Advanced Planning for the Assembly Division. Mr. Dellas has over 36 years experience in the global automotive industry.

      David J. Demos, age 51, has been Vice President; President and Chief Operating Officer of Colfor Manufacturing, Inc. since July 2001. Prior to that, he was Vice President — Strategic Planning and Business Development (since March 1, 2000); Vice President, Procurement (since August 1998); Vice President, Sales and Business Development (since November 1997); and Vice President, Sales (since May 1996). He also served as Executive Director, Sales and Marketing; and Director, Sales, Marketing and Planning. Prior to joining our Company in March 1994, Mr. Demos worked for GM for 21 years in various engineering, quality and sales positions in the United States and overseas. In his most recent position with GM, he was Chief Engineer of the Final Drive and Forge Business Unit of the Saginaw Division.

      Robert A. Krause, age 45, has been Vice President and Treasurer since July 1999. In addition to his treasury duties, Mr. Krause is also responsible for investor relations. Prior to that, he was Treasurer and acting interim Chief Financial Officer (since May 1999) and Treasurer (since January 1998). Mr. Krause has more than twenty years of experience in treasury and corporate controller functions. Prior to joining our Company, he worked for Baxter International Inc. (from 1985 to 1997) where he served in various positions in treasury and corporate controller functions including Director, International Treasury, and Director, Corporate Reporting. In addition, Mr. Krause spent several years in public accounting and is a certified public accountant.

      Roy H. Langenbach, age 62, has been Vice President, Procurement since April 2000, and previously was Director, Materials Management since the formation of our Company in March 1994. Mr. Langenbach has over 37 years experience in the automotive industry. Prior to joining our Company, Mr. Langenbach served in a progression of manufacturing management positions at GM, Volkswagen of America, Ford Motor Company and Benteler Industries.

      Allan R. Monich, age 48, has been Vice President, Manufacturing — Forging Division since October 2001, and previously was Vice President, Human Resources since 1998, and Vice President, Personnel, since November 1997. Prior to that, Monich served as Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994. Prior to joining our Company in March 1994, he worked for GM for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a GM Plant Manager.

      Daniel V. Sagady, P.E., age 52, has been Vice President, Engineering and Product Development, since November 1997. Prior to that, he was Executive Director of Product Engineering since May 1996 and Director of Product Engineering since March 1994. He began his career at GM in 1967 and has spent over 34 years in the automotive industry with both Ford and GM where he has held various positions in manufacturing, quality, testing and developmental engineering. Mr. Sagady is a licensed Professional Engineer.

      Alan L. Shaffer, age 51, has been Vice President, Manufacturing Services since joining our Company in October, 2000. Prior to joining our Company, Mr. Shaffer was Executive Vice President of Eventory, Inc. in Bedford, Massachusetts. Prior to that, Mr. Shaffer served as Group Vice President, Metalworking Technologies at Milacron, Inc. since 1986.

Part II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 42, section entitled “Financials — Notes to Consolidated Financial Statements, Note 11 — Unaudited Quarterly Financial Data and Market for the Company’s Common Stock.”

Item 6. Selected Consolidated Financial Data

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 45, section entitled “Seven Year Financial Summary.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 18-26, section entitled “Financials — Management’s Discussion and Analysis.”

      Recent Developments. On March 21, 2002, we priced a secondary offering of 8.0 million shares of common stock owned by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (“Blackstone”) and 1.5 million shares of common stock by Richard E. Dauch, AAM’s Co-Founder, Chairman of the Board and Chief Executive Officer.

      After completion of the offering on March 27, 2002, Blackstone beneficially owned approximately 27% of our common stock. The underwriters have an option to purchase an additional 1.425 million shares from Blackstone to cover over-allotments.

      After completion of the offering on March 27, 2002, Mr. Dauch beneficially owned approximately 14% of our common stock and remains the largest holder (other than Blackstone) of the Company’s common stock.

      We did not sell any shares and did not receive any of the proceeds from the sale of shares by the selling stockholders.

      On March 8, 2002, Moody’s Investors Service upgraded its rating on our 9.75% senior subordinated notes due March 2009 to Ba3 from B1. Moody’s also improved our ratings outlook to positive, from stable, and confirmed our Ba2 rating on our senior debt.

      On March 7, 2002, Standard & Poor’s revised our ratings outlook to positive from stable and affirmed its BB corporate credit rating on our senior debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 24, section entitled “Financials — Management’s Discussion and Analysis — Market Risk.”

Item 8. Financial Statements and Supplementary Data

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 28-42, sections entitled “Financials — Consolidated Financial Statements” and “Financials — Notes to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Part III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 regarding directors is incorporated by reference from the information in the sections entitled “Nominees for Class III Directors,” “Returning Members of the Board of Directors,” and “Security Ownership of AAM Directors & Officers and Certain Beneficial Owners of AAM Stock” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2002 (“Proxy Statement”), which is being filed on March 28, 2002.

      The information required by Item 10 regarding executive officers appears as a Supplemental Item in Part I and incorporated by reference from the information in the section entitled “Security Ownership of AAM Directors & Officers and Certain Beneficial Owners of AAM Stock” in our Proxy Statement.

Item 11. Executive Compensation

      The information required by Item 11 is incorporated by reference from the information in the section entitled “Executive Compensation, Retirement Program and Employment Agreements” in our Proxy Statement.

Item 12. Common Stock Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference from the information in the section entitled “Security Ownership of AAM Directors & Officers and Certain Beneficial Owners of AAM Stock” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 41, section entitled “Financials — Notes to Consolidated Financial Statements, Note 9 — Related Party Transactions” and the information in the section entitled “Other Information” in our Proxy Statement.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

           1. Exhibits

See Item (c) below.

2. Schedule II — Valuation and Qualifying Accounts

The report of Deloitte & Touche LLP, independent auditors, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2001, December 31, 2000 and December 31, 1999

All other schedules have been omitted because they are not applicable or not required.

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

Number	Description of Exhibit

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and General Motors Corporation (“GM”), and all amendments thereto
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.02	Component Supply Agreement, dated February 28, 1994, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.02(a)	Amendment No. 1 to Component Supply Agreement, dated February 28, 1994, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.02(b)	Amendment No. 2 to Component Supply Agreement, dated February 7, 1996, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.02(c)	Letter of Intent dated February 21, 1996, by G.M.T.G., GMT-800 PGM Worldwide Purchasing (“G.M.T.G”) (re: front & rear axles)
(Incorporated by reference to Exhibit 10.02(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.02(d)	Letter of Intent dated February 21, 1996, by G.M.T.G. (re: front & rear propeller shafts)
(Incorporated by reference to Exhibit 10.02(d) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.02(e)	Letter Agreement dated June 25, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(e) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.02(f)	Amended and Restated Memorandum of Understanding, dated September 2, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(f) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.02(g)	MOU Extension Agreement, dated September 22, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(g) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.03	GMCL Purchase Order Agreement dated February 17, 1994 by and between AAM, Inc. and General Motors of Canada Limited (“GMCL”)
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

††10.04	AAM/GMCL Supply Agreement dated February 17, 1994 (“AAM/GMCL Supply Agreement”) by and between AAM, Inc. and GMCL
(Incorporated by reference to Exhibit 10.04 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.04(a)	Amending Agreement dated as of September 5, 1996, between AAM, Inc. and GMCL
(Incorporated by reference to Exhibit 10.04(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.04(b)	Amending Agreement dated as of October 7, 1996, between AAM, Inc. and GMCL
(Incorporated by reference to Exhibit 10.04(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.04(c)	Amendment No. 1 to AAM/ GMCL Supply Agreement dated February 17, 1994, between AAM, Inc. and GMCL
(Incorporated by reference to Exhibit 10.04(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.05	Agreement dated February 17, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.05 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.05(a)	Letter dated December 13, 1996, by AAM, Inc.
(Incorporated by reference to Exhibit 10.05(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.07	1997 American Axle & Manufacturing of Michigan, Inc. Replacement Plan
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.08	The Amended and Restated American Axle & Manufacturing of Michigan, Inc. Management Stock Option Plan
(Incorporated by reference to Exhibit 10.08 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.09	Nonqualified Stock Option Agreement, dated October 30, 1997, between AAM, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.09 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.10	Indemnification Agreement, dated February 28, 1994, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.10 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

‡10.11	Employment Agreement, dated November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.11(a)	Letter Agreement, dated August 18, 1997, between AAM Acquisition, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.12	Recapitalization Agreement, dated as of September 19, 1997, among AAM, Inc., the Company, Jupiter Capital Corporation (“Jupiter”), Richard E. Dauch, Morton E. Harris (“Harris”) and AAM Acquisition, Inc.
(Incorporated by reference to Exhibit 10.12 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.13	Stockholders’ Agreement, dated as October 29, 1997, among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., Blackstone Family Investment Partnership II L.P., Jupiter, Richard E. Dauch, Harris and American Axle & Manufacturing of Michigan, Inc.
(Incorporated by reference to Exhibit 10.13 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.13(a)	Disposition Agreement, dated as of December 10, 1998, between American Axle & Manufacturing of Michigan, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.13(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.14	Monitoring Agreement, dated as of October 29, 1997, between the Company and Blackstone Management Partners L.P.
(Incorporated by reference to Exhibit 10.14 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.15	Credit Agreement, dated as of October 27, 1997 (the “Credit Agreement”), among the Company, AAM, Inc., the lenders named therein, The Chase Manhattan Bank, as administrative agent and collateral agent, and Chase Manhattan Bank Delaware, as fronting bank
(Incorporated by reference to Exhibit 10.15 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.15(a)	Amendment No. 1, Waiver and Agreement, dated as of September 30, 1998, to the Credit Agreement, as amended
(Incorporated by reference to Exhibit 10.15(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

10.15(b)	Amendment No. 2, Waiver and Agreement, dated as of January 11, 1999, to the Credit Agreement, as amended
(Incorporated by reference to Exhibit 10.15(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.16	AAM Master Trust Pooling Agreement, dated as of October 29, 1997, among AAM Receivables Corp.(“AAM Receivables”), the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.16 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.16(a)	AAM Master Trust Series 1997-A Supplement to Pooling Agreement, dated as of October 29, 1997 (“Series 1997-A Supplement”), among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.16(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.16(b)	Amendment No. 1 to Series 1997-A Supplement, dated July 17, 1998
(Incorporated by reference to Exhibit 10.16(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.16(c)	Amendment No. 2 to Series 1997-A Supplement, dated September 30, 1998
(Incorporated by reference to Exhibit 10.16(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.17	Receivables Sale Agreement, dated as of October 29, 1997, between AAM Receivables, as purchaser, and the Company, as Seller and Servicer
(Incorporated by reference to Exhibit 10.17 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.18	Servicing Agreement, dated as of October 29, 1997, among AAM Receivables, the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
(Incorporated by reference to Exhibit 10.18 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.20	1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.20 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.21	Nonqualified Stock Option Agreement, dated October 29, 1997, between the Company and Gary J. Witosky
(Incorporated by reference to Exhibit 10.21 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

††10.22(a)	Lifetime Program Contract for GMT-325 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.22(b)	Lifetime Program Contract for GMT-330 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.22(c)	Lifetime Program Contract for New M-SUV Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.22(d)	Lifetime Program Contract for GMT-400 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(d) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.22(e)	Lifetime Program Contract for GMT-800 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(e) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.23	Senior Secured Promissory Note dated August 14, 1998, made by Richard E. Dauch in favor of AAM, Inc.
(Incorporated by reference to Exhibit 10.23 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.24	Nomination Letter, dated August 8, 1998 between Isuzu/ GM Joint Purchasing Team and AAM, Inc.
(Incorporated by reference to Exhibit 10.24 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.25	AAM Master Trust Pooling Agreement, dated as of October 29, 1997, as Amended and Restated as of March 25, 1999
(Incorporated by reference to Exhibit 10.16 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))
10.26	AAM Master Trust Series 1999-A Supplement to Pooling Agreement, dated as of March 25, 1999
(Incorporated by reference to Exhibit 10.16(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))

Number	Description of Exhibit

10.27	Receivables Sale Agreement, dated as of October 29, 1997, as Amended and Restated as of March 25, 1999
(Incorporated by reference to Exhibit 10.17 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))
10.28	Servicing Agreement, dated as of October 27, 1997, as Amended and Restated as of March 25, 1999
(Incorporated by reference to Exhibit 10.18 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-76605))
‡10.29	Employment agreement, dated as of July 6, 1999, by and between American Axle & Manufacturing Holdings, Inc. and Robin J. Adams
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 1999)
10.30	Amendment No. 2 dated August 31, 1999, to the AAM/ GMCL Supply Agreement originally dated February 17, 1994
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 1999)
10.31	Letter Agreement, dated as of December 15, 1998, as amended January 11, 2000, between B.G. Mathis and the Company
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)
††10.32	Amendment No. 3 to AAM/ GMCL Supply Agreement dated February 17, 1994, as amended
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)
††10.33	Agreement dated as of February 24, 2000, by and between American Axle & Manufacturing, Inc. and General Motors Corporation
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)
††10.34	Settlement Agreement dated as of July 28, 2000 by and between American Axle & Manufacturing, Inc. and General Motors Corporation
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)
10.35	Amendment No. 4 and Agreement dated as of July 27, 2000, to the Credit Agreement, as amended
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

Number	Description of Exhibit

10.36	Amendment No. 5 and Agreement dated as of August 15, 2000, to the Credit Agreement, as amended
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)
‡10.37	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)
‡10.38	Stock Purchase Agreement dated December 20, 2000 by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.08 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2000)
‡10.39	Supplemental Compensation Agreement dated December 20, 2000 by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.09 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2000)
‡10.40	Employment Agreement dated September 30, 2000 by and between American Axle & Manufacturing Holdings, Inc. and Alan Shaffer
(Incorporated by reference to Exhibit 10.10 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2000)
10.41	Lifetime Program Contract between General Motors Corporation North American Operations (“Buyer”) and American Axle & Manufacturing, Inc. (“Seller”)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)
10.42	Agreement dated as of June 14, 2001 by and between General Motors Corporation and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)
10.43	Restatement of the American Axle & Manufacturing, Inc. Personal Savings Plan for Hourly-Rate Associates dated September 27, 2001
(Incorporated by reference to Exhibit 10.01 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466))
10.44	Restatement of the American Axle & Manufacturing, Inc. Salaried Savings Plan dated September 27, 2001
(Incorporated by reference to Exhibit 10.02 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466))

Number	Description of Exhibit

10.45	Amendment No. 1 to the 1999 American Axle & Manufacturing of Michigan, Inc. Stock Incentive Plan
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2001)
10.46	Amendment No. 2 to the 1999 American Axle & Manufacturing, Inc. Stock Incentive Plan
(Incorporated by reference to Exhibit 10.04 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2001)
†*10.47	Agreement dated as December 21, 2001 by and between General Motors Corporation and American Axle & Manufacturing, Inc.**
*10.48	Amendment to Monitoring Agreement Dated As of October 29, 1997**
‡*10.49	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between American Axle & Manufacturing Holdings, Inc., a Delaware corporation and Richard E. Dauch**
*12	Statement of Computation of Ratio of Earnings to Fixed Charges
*13	Annual Report to Stockholders for the year ended December 31, 2001, pages 18-42 and page 45, sections entitled “Financials — Management’s Discussion and Analysis,” “Financials — Consolidated Financial Statements,” “Financials — Notes to Consolidated Financial Statements,” and “Seven-Year Financial Summary”**
*21	Subsidiaries of the Company
*23	Consent of Deloitte & Touche LLP**

      (All other exhibits are not applicable.)

†	New Confidentiality Request
††	Confidentiality Requests Already Approved by the SEC
‡	Reflects Management or Compensatory Contract

*	Filed herewith

**	Shown only in the original filed with the Securities and Exchange Commission

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

(Registrant)

By: /s/ ROBIN J. ADAMS

Name: Robin J. Adams

Title:	Executive Vice President — Finance

and Chief Financial Officer
(Chief Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. DAUCH Richard E. Dauch	Co-Founder, Chairman of the Board of Directors and Chief Executive Officer	March 28, 2002

/s/ ROBIN J. ADAMS Robin J. Adams	Executive Vice President — Finance and Chief Financial Officer	March 28, 2002

/s/ FOREST J. FARMER Forest J. Farmer	Director	March 28, 2002

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director	March 28, 2002

/s/ RICHARD C. LAPPIN Richard C. Lappin	Director	March 28, 2002

/s/ B.G. MATHIS B.G. Mathis	Director	March 28, 2002

/s/ LARRY W. MCCURDY Larry W. McCurdy	Director	March 28, 2002

/s/ BRET D. PEARLMAN Bret D. Pearlman	Director	March 28, 2002

/s/ JOHN P. REILLY John P. Reilly	Director	March 28, 2002

/s/ THOMAS K. WALKER Thomas K. Walker	Director	March 28, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions –
	Balance at	Charged to	Deductions –		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period

	(In millions)
Year Ended December 31, 1999:
Allowance for doubtful accounts	$8.7	3.1	0.4	(1)	$11.4
Valuation allowance for deferred taxes	45.5	1.2	13.3	(2)	33.4
Inventory valuation allowance	34.1	4.0	3.4	(3)	34.7
LIFO reserve	7.0	0.8	—		7.8

Year Ended December 31, 2000:
Allowance for doubtful accounts	11.4	0.8	0.2	(1)	12.0
Valuation allowance for deferred taxes	33.4	1.5	6.2	(2)	28.7
Inventory valuation allowance	34.7	6.8	14.2	(3)	27.3
LIFO reserve	7.8	1.3	—		9.1

Year Ended December 31, 2001:
Allowance for doubtful accounts	12.0	5.0	4.3	(1)	12.7
Valuation allowance for deferred taxes	28.7	5.1	2.8	(2)	31.0
Inventory valuation allowance	27.3	8.9	11.7	(3)	24.5
LIFO reserve	9.1	0.2	—		9.3

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (principally related to acquired foreign NOLs and capital allowance carryforwards).

(3)	Inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Axle & Manufacturing Holdings, Inc.:

      We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 23, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan

January 23, 2002