Form 10-Q
period 2002-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2002-05-15
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

Yes            No

 The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 10, 2002, the latest practicable date, was 48,340,061 shares.

CAUTIONARY STATEMENTS
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
(All other exhibits are not applicable.)
Amendment No.6 & Agreement to the Credit Agreement
Computation of Ratio of Earnings to Fixed Charges

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to, the following:

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Mexico, Europe and South America);

•	reduced demand for our customer’s products (particularly GM’s light trucks and SUVs);

•	reduced purchases of our products by GM and other customers;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to attract and retain key associates;

•	our ability to maintain satisfactory labor relations;

•	risks of noncompliance with environmental regulations;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	availability of financing for working capital, capital expenditures, R&D, or other general corporate purposes;

•	adverse changes in laws or government regulations affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations); and

•	other unanticipated events and conditions that hinder our ability to compete.

     It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	March 31,

	2002	2001

	(In millions, except per share data)
Net sales	$859.2	$761.1
Cost of goods sold	740.5	665.2

Gross profit	118.7	95.9
Selling, general and administrative expenses	46.2	41.4
Goodwill amortization	-	1.0

Operating income	72.5	53.5
Net interest expense	(11.6)	(15.6)
Other expense, net	(0.3)	(0.5)

Income before income taxes	60.6	37.4
Income taxes	21.8	13.4

Net income	$38.8	$24.0

Basic earnings per share	$0.82	$0.55

Diluted earnings per share	$0.75	$0.51

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$4.4	$12.3
Accounts receivable, net	338.4	270.7
Inventories	145.8	158.0
Prepaid expenses and other	21.4	17.3
Deferred income taxes	19.1	19.7

Total current assets	529.1	478.0
Property, plant and equipment, net	1,486.3	1,448.7
Deferred income taxes	19.7	19.4
Goodwill	150.2	150.2
Other assets and deferred charges	63.9	64.6

Total assets	$2,249.2	$2,160.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342.7	$304.0
Accrued compensation and benefits	89.9	110.6
Other accrued expenses	57.2	62.4

Total current liabilities	489.8	477.0

Long-term debt	888.3	878.2
Deferred income taxes	44.9	36.7
Postretirement benefits and other long-term liabilities	244.1	234.3

Total liabilities	1,667.1	1,626.2

Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	250.6	242.2
Retained earnings	347.0	308.2
Treasury stock at cost, 0.1 million shares	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustment	(9.9)	(9.9)
Foreign currency translation adjustments	(4.1)	(3.9)
Unrecognized loss on derivatives	(1.3)	(1.7)

Total stockholders’ equity	582.1	534.7

Total liabilities and stockholders’ equity	$2,249.2	$2,160.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31

	2002	2001

	(In millions)
Operating activities
Net income	$38.8	$24.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32.1	31.1
Deferred income taxes	8.0	3.2
Pensions and other postretirement benefits, net of contributions	(1.3)	10.7
Loss on disposal of equipment	0.8	0.3
Changes in operating assets and liabilities:
Accounts receivable	(68.0)	(105.5)
Inventories	11.9	(7.4)
Accounts payable and accrued expenses	19.6	(38.0)
Other assets and liabilities	6.4	13.7

Net cash provided by (used in) operating activities	48.3	(67.9)

Investing activities
Purchases of property, plant and equipment, net	(64.7)	(104.4)
Purchase buyout of leased equipment	(5.1)	—

Net cash used in investing activities	(69.8)	(104.4)

Financing activities
Net borrowings of long-term debt	10.6	143.2
Employee stock option exercises	3.0	0.1

Net cash provided by financing activities	13.6	143.3

Effect of exchange rate changes on cash	—	(0.3)

Net decrease in cash and equivalents	(7.9)	(29.3)
Cash and equivalents at beginning of period	12.3	35.2

Cash and equivalents at end of period	$4.4	$5.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.	Organization and Basis of Presentation

Organization. American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, “we”, “us”, “AAM” or the “Company”), is a Tier 1 supplier to the automotive industry and a worldwide leader in the manufacture, engineering, validation and design of driveline systems and related components and modules for light trucks, sport-utility vehicles (“SUVs”), and passenger cars. Driveline systems include all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, modules, driveshafts, chassis components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (in Michigan, New York and Ohio), we also have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (“AAM Inc.”) and its subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

Basis of Presentation. We have prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which we consider necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. We have reclassified certain 2001 amounts to conform to the presentation of our 2002 financial statements.

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Inventories

We state inventories at the lower of cost or market. Cost is determined principally using the last-in first-out method (LIFO). We classify perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products as raw materials.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consist of the following:

	March 31,	December 31,
	2002	2001

	(In millions)
Raw materials and work-in-process	$160.2	$166.1
Finished goods	20.0	25.7

Gross inventories	180.2	191.8
LIFO reserve	(9.3)	(9.3)
Other inventory valuation reserves	(25.1)	(24.5)

Net inventories	$145.8	$158.0

3.    Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2002	2001

	(In millions)
Bank Credit Facilities:
Revolver	$25.0	$25.0
Term Loan	372.5	373.0

Total Bank Credit Facilities	397.5	398.0
Receivables Facility	153.0	138.0
9.75% Notes, net of discount	298.4	298.3
Capital lease obligations	9.1	10.8
Other debt agreements	30.3	33.1

Long-term debt	$888.3	$878.2

4.    Secondary Offering of Common Stock

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,

	2002	2001

Numerator:
Net income	$38.8	$24.0

Denominators:
Basic earnings per share — Weighted-average shares outstanding	47.3	43.8
Effect of dilutive securities:
Dilutive stock options	4.5	2.8

Diluted shares outstanding — Adjusted weighted-average shares after assumed conversions	51.8	46.6

Basic earnings per share	$0.82	$0.55

Diluted earnings per share	$0.75	$0.51

6.   Comprehensive Income

Comprehensive income consists of the following:

	Three months ended
	March 31,

	2002	2001

Net income	$38.8	$24.0
Cumulative effect of accounting change, net of tax	—	(0.8)
Foreign currency translation adjustments, net of tax	(0.2)	(1.7)
Unrecognized loss on derivatives, net of tax	0.4	(0.6)

Comprehensive income	$39.0	$20.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.      Adoption of FASB Statement No. 142

We adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment. The impact of no longer amortizing goodwill resulted in a $1.0 million increase in operating income for the three months ended March 31, 2002 (“first quarter of 2002”).

The following sets forth a reconciliation of net income and earnings per share information for the first quarter of 2002 adjusted for the adoption of FASB Statement No. 142.

	Three months ended
	March 31,

	2002	2001

Reported net income	$38.8	$24.0
Add: Goodwill amortization, net of tax	—	0.6

Adjusted net income	$38.8	$24.6

Basic earnings per share, as reported	$0.82	$0.55

Basic earnings per share, as adjusted	$0.82	$0.56

Diluted earnings per share, as reported	$0.75	$0.51

Diluted earnings per share, as adjusted	$0.75	$0.53

Under the transitional provisions of FASB Statement No. 142, we must complete the first phase of our initial goodwill impairment test within six months of adoption. A second phase of the impairment test must be completed by December 31, 2002 if any impairment is detected in the first step. We are in the process of determining the impact of adopting FASB Statement No. 142 and whether it will have a material effect on our results of operations or financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis (MD&A) should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2001.

Unless the context otherwise requires, references to “we”, “us” or the “Company” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (“Holdings”), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (“AAM Inc.”), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

COMPANY OVERVIEW

We are a premier Tier 1 supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related components and modules for light trucks, sport-utility vehicles (“SUVs”), and passenger cars. Driveline systems include all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (in Michigan, New York and Ohio), we also have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

We are the principal supplier of driveline components to General Motors Corporation (“GM”) for its light trucks, SUVs and rear-wheel drive (“RWD”) passenger cars manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in the first quarter of 2002. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC.

Sales to GM increased 17.3% to $763.9 million, in the three months ended March 31, 2002 (“first quarter of 2002”) as compared to $651.3 million in the three months ended March 30, 2001 (“first quarter of 2001”). Sales to GM represented approximately 89% of our total sales in the first quarter of 2002 as compared to 86% in the first quarter of 2001 and 87% for the full year 2001.

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

We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Delphi Automotive, PACCAR and other original equipment manufacturers (“OEMs”) and Tier 1 supplier companies. Our sales to customers other than GM were approximately $95.3 million in the first quarter of 2002 as compared to $109.8 million in the first quarter of 2001. We expect our sales to customers other than GM to grow significantly in the next two years as we launch several new high-volume 4WD/AWD driveline products for DaimlerChrysler and other OEMs and Tier 1 supplier companies. The most significant of these new product programs is our launch of new products to support the heavy-duty Dodge Ram 4x4 full-size pick-up trucks (“Dodge Ram program”) in the second half of 2002. As a result of the Dodge Ram program, we expect our sales to DaimlerChrysler to exceed 10% of our total sales in 2003, as compared to less than 1% in 2001 and all previous years.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Sales. Net sales increased to $859.2 million in the first quarter of 2002 as compared to $761.1 million in the first quarter of 2001. This 13% increase in sales in the first quarter of 2002 compares to an estimated 4% increase in N.A. light vehicle production and a 19% increase in light truck production by GM.

Our content-per-vehicle increased approximately 1.5% to $1,135 in the first quarter of 2002 as compared to $1,118 in the first quarter of 2001. The penetration rate of our 4WD/AWD systems increased to 59.4% in the first quarter of 2002 as compared to 53.6% in the first quarter of 2001. These gains were partly offset by lower sales to customers other than GM and a product mix shift in GM light truck production.

The majority of our growth in the first quarter of 2002 as compared to the first quarter of 2001 was related to our increased sales of driveline products in support of GM’s new mid-sized SUVs, such as the Chevrolet Trailblazer and GMC Envoy, which carry a higher-than-average 4WD/AWD penetration rate. However, these products also generate a lower-than-average content-per-vehicle, which impacted our sales growth in the first quarter of 2002.

Gross Profit. Gross profit increased approximately 24% to $118.7 million in the first quarter of 2002 as compared to $95.9 million in the first quarter of 2001. Gross margin increased to 13.8% of sales in the first quarter of 2002 as compared to 12.6% in the first quarter of 2001. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A (including research and development) increased to $46.2 million in the first quarter of 2002 as compared to $41.4 million in the first quarter of 2001. Research and development spending (“R&D”) increased 7% to $13.7 million in the first quarter of 2002 as compared to $12.8 million in the first quarter of 2001. In addition to increased R&D, SG&A also increased in the first quarter of 2002 due to the costs associated with our secondary stock offering in March 2002 and increased profit-sharing accruals resulting from our increased profitability as compared to the first quarter of 2001.

In 2002, we are again increasing our investment in the development of new product, process and systems technologies to improve the efficiency and flexibility of our operations and continue to deliver innovative new products, modules and integrated driveline systems to our customers. The development and continuing enhancement of our independent front and rear drive chassis suspension modules (“IFDA” and “IRDA”) and our new multi-link axle-based rear-steer modules are two current examples of high value-added technology-based products that have resulted from our commitment to improve the performance and design flexibility of customers’ products. As a result of our commitment to these and other R&D initiatives, we generated more than 72% of our total sales in the first quarter of 2002 from new axle and related driveline system components introduced by us since July 1998. Our strong performance in major new product introductions is continuing in 2002 as we launch several new high-volume 4WD/AWD driveline products to support the Dodge Ram program, GM’s new extended versions of its mid-sized SUVs (Chevrolet Trailblazer and GMC Envoy), Isuzu’s new mid-sized SUV (Ascender), GM’s new full-size vans, the Hummer “H2” sport-utility truck (“SUT”) and the Chevrolet SSR. In 2003, we will launch new 4WD/AWD driveline products to support the new GM and Isuzu mid-sized pick-up trucks that will replace the current Chevrolet S-10, GMC Sonoma and Isuzu Hombre models.

Operating Income. Operating income increased approximately 36% to $72.5 million in the first quarter of 2002 as compared to $53.5 million in the first quarter of 2001. Operating margin increased to 8.4% in the first quarter of 2002 as compared to 7.0% in the first quarter of 2001. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

Operating income was also favorably impacted by our adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment. The impact of no longer amortizing goodwill resulted in a $1.0 million increase in operating income in the first quarter of 2002.

EBITDA. Income from continuing operations before interest expense, income taxes, depreciation and amortization (“EBITDA”) increased approximately 24% to $104.5 million in the first quarter of 2002 as compared to $84.6 million in the first quarter of 2001. EBITDA margin increased to 12.2% in the first quarter of 2002 as compared to 11.1% in the first quarter of 2001. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $11.6 million in the first quarter of 2002 as compared to $15.6 million in the first quarter of 2001. The decrease in net interest expense was primarily due to lower average interest rates in effect in 2002.

Income Tax Expense. Income tax expense was $21.8 million in the first quarter of 2002 as compared to $13.4 million in the first quarter of 2001. Our effective income tax rate was approximately 36% in the first quarter of 2002 and the first quarter of 2001.

Net Income and Earnings Per Share. Net income increased approximately 62% to $38.8 million in the first quarter of 2002 as compared to $24.0 million in the first quarter of 2001. Diluted earnings per share increased to $0.75 in the first quarter of 2002 as compared to $0.51 in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and debt service and to support working capital requirements in our expanding operations. We rely principally upon operating cash flow and borrowings under our primary credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our projected capital expenditures, debt service obligations and working capital requirements in 2002.

Cash Flow from Operations. Net cash provided by operating activities was a source of $48.3 million in the first quarter of 2002 as compared to a net use of $67.9 million in the first quarter of 2001. After adjusting our earnings for the impact of deferred income taxes, depreciation and amortization, and pensions and postretirement benefits, we generated $8.6 million of additional operating cash flow in the first quarter of 2002 as compared to the first quarter of 2001.

The most significant factor in our improved operating cash flow performance was the impact of our final change in payment terms with GM on March 1, 2001 from net 20 days to net 25th proximo. That change in payment terms adversely impacted our operating cash flow in the first quarter of 2001 by approximately $90 million. Our operating cash flow in the first quarter of 2002 also benefited from lower levels of inventories and reduced funding of supplier payments and other accrued expenses. The primary driver of the reduced funding requirement for supplier payments was the significant reduction in capital spending in the second half of 2001 as compared to the much higher rates of spending we incurred in the second half of 2000.

Investing Activities. Capital expenditures were $64.7 million in the first quarter of 2002 as compared to $104.4 million in the first quarter of 2001. As discussed above, we significantly reduced the rate of capital spending beginning in the second half of 2001 and expect to limit our capital expenditures to between $250 million and $275 million in 2002. Our largest capital projects in 2002 include our investment to support the Dodge Ram program and GM’s launch of the new extended versions of its mid-sized SUVs, as well as expenditures required to support the 2003 launch of GM’s new mid-sized pick-up trucks (including the Chevrolet S-10 and GMC Sonoma replacements) and the H2 SUT. Capital spending in 2002 also includes the construction of a forging facility and sequencing center adjacent to our Silao, Mexico manufacturing facility (“Guanajuato Gear & Axle”). Although we will continue to make strategic investments to support new manufacturing processes, systems and technologies, and to improve product designs and achieve operating cost reductions, we will be able to reduce future capital spending because we have substantially completed the process of rebuilding our facilities to support our long-term production requirements.

Financing Activities. Net cash provided by financing activities was $13.6 million in the first quarter of 2002 and $143.3 million in the first quarter of 2001. Total long-term debt outstanding increased by $10.1 million in the first quarter of 2002 to $888.3 million at March 31, 2002. Improved operating cash flow performance and a lower level of capital spending were the primary reasons why our net borrowings were lower in the first quarter of 2002 as compared to the first quarter of 2001.

With respect to the Bank Credit Facilities, $372.5 million was outstanding under the Term Loan and $25.0 million was outstanding under the Revolver at March 31, 2002. At March 31, 2002, we had additional borrowing capacity of $353.8 million under the Bank Credit Facilities, all of which was available under the Revolver. Additionally at March 31, 2002, $153.0 million was outstanding under the Receivables Facility, which was fully utilized.

The weighted average interest rate of our long-term debt outstanding was approximately 5.8% at March 31, 2002 as compared to approximately 6.0% at December 31, 2001.

Secondary Stock Offering. On March 21, 2002, we priced a secondary offering of 8.0 million shares of common stock owned by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (“Blackstone”) and 1.5 million shares of common stock by Richard E. Dauch, AAM’s Co-Founder, Chairman of the Board and Chief Executive Officer. We did not sell any shares and did not receive any of the proceeds from the sale of shares by the selling stockholders.

After completion of the offering on March 27, 2002, Blackstone beneficially owned approximately 27% of our common stock.

After completion of the offering on March 27, 2002, Mr. Dauch beneficially owned approximately 14% of our common stock and remains the largest holder (other than Blackstone) of the Company’s common stock.

Credit Ratings Upgrade. On March 8, 2002, Moody’s Investors Service upgraded its rating on our 9.75% senior subordinated notes due March 2009 to Ba3 from B1. Moody’s also improved our ratings outlook to positive, from stable, and confirmed our Ba2 rating on our senior debt.

On March 7, 2002, Standard & Poor’s revised our ratings outlook to positive, from stable, and affirmed its BB corporate credit rating on our senior debt.

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

EFFECT OF NEW ACCOUNTING STANDARDS

FASB Statement No. 142. As noted above, we adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under the transitional provisions of FASB Statement No. 142, we must complete the first phase of our initial goodwill impairment test within six months of adoption. A second phase of the impairment test must be completed by December 31, 2002 if any impairment is detected in the first step. We are in the process of determining the impact of adopting FASB Statement No. 142 and whether it will have a material effect on our results of operations or financial position.

FASB Statement No. 144. Effective January 1, 2002, we adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FASB Statement No. 144 supersedes FASB Statement No. 121 as well as certain provisions of APB Opinion No. 30. The main objective of FASB Statement No. 144 is to further clarify certain provisions of FASB Statement No. 121 relating to the impairment of long-lived assets. FASB Statement No. 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. The adoption of FASB Statement No. 144 did not have a significant impact on our results of operations or financial position in the first quarter of 2002.

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

Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks and, at March 31, 2002, we did not have any currency hedges in place. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

Interest Rate Risk. We are exposed to variable interest rates on the Bank Credit Facilities, the Receivables Facility and a portion of our sale-leaseback financing. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16.6% of our weighted average interest rate at December 31, 2001) on our long-term debt outstanding at year-end 2001 would be approximately $5.3 million.

At year-end 2001, we have hedged a portion of our interest rate risk by entering into interest rate swaps with a notional amount of approximately $45.5 million. These interest rate swaps convert variable financing based on 3-month LIBOR rates into fixed U.S. dollar rates varying from 6.88% to 6.96%. We have designated the interest rate swaps as effective cash flow hedges of the related debt and lease obligations and, accordingly, we have reflected the net cost of such agreements as an adjustment to interest expense over the lives of the debt and lease agreements.

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates. Our hedging policy has been developed to manage these risks to an acceptable level based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold financial instruments for trading or speculative purposes.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Report on Form 8-K

In consideration of our secondary offering of common stock, we filed a Current Report on Form 8-K on March 12, 2002 for the purpose of filing our audited consolidated financial statements for the years ended December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999; Management’s Discussion and Analysis (“MD&A”) for the year ended December 31, 2001; and Selected Consolidated Financial and Other Data for the year ended December 31, 2001 (“Seven-Year Financial Summary”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date: May 15, 2002	By: /s/ Robin J. Adams Robin J. Adams Executive Vice President — Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit

*10.50	Amendment No. 6 and Agreement dated May 8, 2002 to the Credit Agreement, as amended**

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

(All other exhibits are not applicable.)

*	Filed herewith
**	Shown only in the original filed with the Securities and Exchange Commission