Form 10-Q
period 2002-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2002-08-02
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 29, 2002, the latest practicable date, was 48,604,810 shares.

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

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Mexico, Europe and South America);

•	reduced demand for our customer’s products (particularly GM’s light trucks and SUVs);

•	reduced purchases of our products by GM or other customers;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our ability to attract and retain key associates;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	risks of noncompliance with environmental regulations;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	availability of financing for working capital, capital expenditures, R&D, or other general corporate purposes;

•	adverse changes in laws or government regulations affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations); and

•	other unanticipated events and conditions that may hinder our ability to compete.

     It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In millions, except per share data)
Net sales	$881.3	$811.0	$1,740.5	$1,572.1
Cost of goods sold	749.8	696.9	1,490.3	1,362.1

Gross profit	131.5	114.1	250.2	210.0
Selling, general and administrative expenses	44.5	42.3	90.7	83.7
Goodwill amortization	—	1.0	—	2.0

Operating income	87.0	70.8	159.5	124.3
Net interest expense	(12.2)	(16.9)	(23.8)	(32.5)
Other income (expense), net	1.1	0.1	0.8	(0.4)

Income before income taxes	75.9	54.0	136.5	91.4
Income taxes	27.3	20.0	49.1	33.4

Net income	$48.6	$34.0	$87.4	$58.0

Basic earnings per share	$1.01	$0.77	$1.83	$1.32

Diluted earnings per share	$0.92	$0.72	$1.68	$1.23

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$2.5	$12.3
Accounts receivable, net of allowance of $9.7 in 2002 and $12.7 in 2001	313.8	270.7
Inventories	161.9	158.0
Prepaid expenses and other	21.6	17.3
Deferred income taxes	17.0	19.7

Total current assets	516.8	478.0
Property, plant and equipment, net	1,507.7	1,448.7
Deferred income taxes	19.4	19.4
Goodwill	150.2	150.2
Other assets and deferred charges	61.1	64.6

Total assets	$2,255.2	$2,160.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346.2	$304.0
Accrued compensation and benefits	105.7	110.6
Other accrued expenses	59.3	62.4

Total current liabilities	511.2	477.0
Long-term debt	794.3	878.2
Deferred income taxes	51.8	36.7
Postretirement benefits and other long-term liabilities	255.3	234.3

Total liabilities	1,612.6	1,626.2
Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	263.8	242.2
Retained earnings	395.6	308.2
Treasury stock at cost, 0.1 million shares	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustment	(9.9)	(9.9)
Foreign currency translation adjustments	(5.2)	(3.9)
Unrecognized loss on derivatives	(1.5)	(1.7)

Total stockholders’ equity	642.6	534.7

Total liabilities and stockholders’ equity	$2,255.2	$2,160.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,

	2002	2001

	(In millions)
Operating activities
Net income	$87.4	$58.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.3	62.5
Deferred income taxes	18.3	9.3
Pensions and other postretirement benefits, net of contributions	2.6	5.2
Loss on disposal of equipment	0.5	0.2
Changes in operating assets and liabilities:
Accounts receivable	(42.4)	(110.6)
Inventories	(3.5)	10.6
Accounts payable and accrued expenses	47.7	(39.0)
Other assets and liabilities	12.6	28.1

Net cash provided by operating activities	189.5	24.3

Investing activities
Purchases of property, plant and equipment	(116.8)	(239.8)
Purchase buyout of leased equipment	(5.1)	—

Net cash used in investing activities	(121.9)	(239.8)

Financing activities
Net (payments) borrowings of long-term debt	(84.8)	181.4
Employee stock option exercises	7.9	0.5

Net cash (used in) provided by financing activities	(76.9)	181.9

Effect of exchange rate changes on cash	(0.5)	(0.4)

Net decrease in cash and equivalents	(9.8)	(34.0)
Cash and equivalents at beginning of period	12.3	35.2

Cash and equivalents at end of period	$2.5	$1.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Inventories consist of the following:

	June 30,	December 31,
	2002	2001

	(In millions)
Raw materials and work-in-process	$162.0	$166.1
Finished goods	34.7	25.7

Gross inventories	196.7	191.8
LIFO reserve	(9.3)	(9.3)
Other inventory valuation reserves	(25.5)	(24.5)

Net inventories	$161.9	$158.0

3.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2002	2001

	(In millions)
Bank Credit Facilities:
Revolver	$—	$25.0
Term Loan	372.5	373.0

Total Bank Credit Facilities	372.5	398.0
Receivables Facility	83.0	138.0
9.75% Notes, net of discount	298.4	298.3
Capital lease obligations	8.4	10.8
Other debt agreements	32.0	33.1

Long-term debt	$794.3	$878.2

4.	Secondary Offering of Common Stock

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

After completion of the offering on March 27, 2002, Mr. Dauch beneficially owned approximately 14% of our common stock and remains the largest holder (other than Blackstone) of our common stock.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

	(In millions, except per share data)
Numerator:
Net income	$48.6	$34.0	$87.4	$58.0

Denominators:
Basic earnings per share -
Weighted-average shares outstanding	48.3	43.9	47.8	43.9
Effect of dilutive securities:
Dilutive stock options	4.5	3.4	4.3	3.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	52.8	47.3	52.1	47.0

Basic earnings per share	$1.01	$0.77	$1.83	$1.32

Diluted earnings per share	$0.92	$0.72	$1.68	$1.23

6.	Comprehensive Income

Comprehensive income consists of the following:

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

		(In millions)
Net income	$48.6	$34.0	$87.4	$58.0
Cumulative effect of accounting change, net of tax	—	—	—	(0.8)
Foreign currency translation adjustments, net of tax	(1.1)	(0.3)	(1.3)	(2.0)
Unrecognized gain (loss) on derivatives, net of tax	(0.2)	0.3	0.2	(0.3)

Comprehensive income	$47.3	$34.0	$86.3	$54.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Adoption of FASB Statement No. 142

We adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment.

The following sets forth a reconciliation of net income and earnings per share information for the three months ended June 30, 2002 (“second quarter of 2002”) and the six months ended June 30, 2002 (“first half of 2002”) as compared to the three months ended June 30, 2001 (“second quarter of 2001) and the six months ended June 30, 2001 (“first half of 2001”), respectively, adjusted for the adoption of FASB Statement No. 142.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$48.6	$34.0	$87.4	$58.0
Add: Goodwill amortization, net of tax	—	0.6	—	1.3

Adjusted net income	$48.6	$34.6	$87.4	$59.3

Basic earnings per share, as reported	$1.01	$0.77	$1.83	$1.32

Basic earnings per share, as adjusted	$1.01	$0.79	$1.83	$1.35

Diluted earnings per share, as reported	$0.92	$0.72	$1.68	$1.23

Diluted earnings per share, as adjusted	$0.92	$0.73	$1.68	$1.26

Under the transitional provisions of FASB Statement No. 142, we completed our initial goodwill impairment test in the second quarter of 2002. No impairment was indicated as a result of our goodwill impairment test.

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

Unless the context otherwise requires, references to “we”, “us,” “AAM” or the “Company” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (“Holdings”), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (“AAM Inc.”), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

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

We are the principal supplier of driveline components to General Motors Corporation (“GM”) for its light trucks, SUVs and rear-wheel drive (“RWD”) passenger cars manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in the second quarter of 2002. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC.

Sales to GM increased 14.5% to $1,551.0 million, in the first half of 2002 as compared to $1,355.0 million in the first half of 2001. Sales to GM represented approximately 89% of our total sales in the first half of 2002 as compared to 86% in the first half of 2001 and 87% for the full year 2001.

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

We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Delphi Automotive, PACCAR and other original equipment manufacturers (“OEMs”) and Tier I supplier companies. Our sales to customers other than GM were $189.5 million in the first half of 2002 as compared to $217.1 million in the first half of 2001. We expect our sales to customers other than GM to grow significantly in the second half of 2002 and in 2003 as we launch several new high-volume 4WD/AWD driveline products for DaimlerChrysler and other OEMs and Tier 1 supplier companies. The most significant of these new product programs is our launch of new products to support the heavy-duty Dodge Ram 4x4 full-size pick-up trucks (“Dodge Ram program”) in the second half of 2002. As a result of the Dodge Ram program, we expect our sales to DaimlerChrysler to exceed 10% of our total sales in 2003, as compared to less than 1% in 2001 and all previous years.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Sales. Net sales increased to $881.3 million in the second quarter of 2002 as compared to $811.0 million in the second quarter of 2001. This 9% increase in sales in the second quarter of 2002 compares to an estimated 7% increase in N.A. light vehicle production and a 19% increase in light truck production by GM. A 12% reduction in sales to customers other than GM also impacted our sales growth in the second quarter of 2002.

Our content-per-vehicle decreased approximately 1.8% to $1,101 in the second quarter of 2002 as compared to $1,121 in the second quarter of 2001. The penetration rate of our 4WD/AWD systems increased to 55.3% in the second quarter of 2002 as compared to 54.0% in the second quarter of 2001. Both the decrease in content-per-vehicle and the increase in 4WD/AWD penetration are primarily attributable to a product mix shift in GM light truck production. Most of our unit volume growth in the second quarter of 2002 as compared to the second quarter of 2001 was related to an increase in production of GM’s mid-sized SUVs, such as as the Chevrolet Trailblazer and GMC Envoy. Although these vehicles carry a higher-than-average 4WD/AWD penetration rate, these products generate a lower-than-average content-per-vehicle, which impacted our sales growth in the second quarter of 2002.

Gross Profit. Gross profit increased approximately 15.2% to $131.5 million in the second quarter of 2002 as compared to $114.1 million in the second quarter of 2001. Gross margin increased to 14.9% of sales in the second quarter of 2002 as compared to 14.1% in the second quarter of 2001. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A (including research and development) increased to $44.5 million or 5.0% of sales in the second quarter of 2002 as compared to $42.3 million or 5.2% of sales in the second quarter of 2001. Almost all of this increase was due to increased profit-sharing accruals resulting from our increased profitability as compared to the second quarter of 2001.

Research and development spending (“R&D”) was $13.4 million in the second quarter of 2002, approximately the same as the $13.6 million we reported for the second quarter of 2001. Although our R&D spending in the second quarter of 2002 was down slightly from the second quarter of 2001, R&D spending for the first half of 2002 is up 3% and we expect to increase our R&D spending on a full year basis in 2002. The focus of this increasing investment continues to be our development of new product, process and systems technologies to improve the efficiency and flexibility of our operations in order to continue to deliver innovative new products, modules and integrated driveline systems to our customers.

The development and continuing enhancement of our independent front and rear drive chassis suspension modules (“IFDA” and “IRDA”) and several rear axle systems featuring 4-wheel steering (including our new I-Ride Chassis Modules and a multi-link rear-steerable beam axle) are current examples of high value-added technology-based products that have resulted from our commitment to improve the performance and design flexibility of customers’ products. As a result of our commitment to these and other R&D initiatives, we generated more than 70% of our total sales in the second quarter of 2002 from new axle and related driveline system components introduced by us since July 1998. Our strong performance in major new product introductions will continue in the second half of 2002 as we complete the launch of several new high-volume 4WD/AWD driveline products to support the Dodge Ram program, GM’s new extended versions of its mid-sized SUVs (Chevrolet Trailblazer and GMC Envoy), Isuzu’s new mid-sized SUV (Ascender), GM’s new full-size vans, and the Hummer “H2” sport-utility truck (“SUT”). In 2003, we will launch new 4WD/AWD driveline products to support the new GM and Isuzu mid-sized pick-up trucks that will replace the current Chevrolet S-10, GMC Sonoma and Isuzu Hombre models.

Operating Income. Operating income increased approximately 23% to $87.0 million in the second quarter of 2002 as compared to $70.8 million in the second quarter of 2001. Operating margin increased to 9.9% in the second quarter of 2002 as compared to 8.7% in the second quarter of 2001. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

Operating income was also favorably impacted by our adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment. The impact of no longer amortizing goodwill resulted in a $1.0 million increase in operating income in the second quarter of 2002.

EBITDA. Income from continuing operations before interest expense, income taxes, depreciation and amortization (“EBITDA”) increased approximately 19.4% to $122.4 million in the second quarter of 2002 as compared to $102.5 million in the second quarter of 2001. EBITDA margin increased to 13.9% in the second quarter of 2002 as compared to 12.6% in the second quarter of 2001. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $12.2 million in the second quarter of 2002 as compared to $16.9 million in the second quarter of 2001. We have reduced our borrowings in 2002 as a result of our increased operating cash flow and lower capital spending levels. Net interest expense was also favorably impacted by the lower average interest rates in effect in the second quarter of 2002.

Income Tax Expense. Income tax expense was $27.3 million in the second quarter of 2002 as compared to $20.0 million in the second quarter of 2001. Our effective income tax rate was approximately 36% in the second quarter of 2002 and 37% in the second quarter of 2001.

Net Income and Earnings Per Share. Net income increased approximately 43% to $48.6 million in the second quarter of 2002 as compared to $34.0 million in the second quarter of 2001. Diluted earnings per share increased to $0.92 in the second quarter of 2002 as compared to $0.72 in the second quarter of 2001.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Sales. Net sales increased to $1,740.5 million in the first half of 2002 as compared to $1,572.1 million in the first half of 2001. This 11% increase in sales in the first half of 2002 compares to an estimated 5% increase in N.A. light vehicle production and a 19% increase in light truck production by GM. A 13% reduction in sales to customers other than GM also impacted our sales growth in the first half of 2002.

Our content-per-vehicle was $1,118 in the first half of 2002 and $1,119 in the first half of 2001. The penetration rate of our 4WD/AWD systems increased to 57.3% in the first half of 2002 as compared to 53.8% in the first half of 2001. Both the decrease in content-per-vehicle and the increase in 4WD/AWD penetration are primarily attributable to a product mix shift in GM light truck production. Most of our unit volume growth in the first half of 2002 as compared to the first half of 2001 was related to an increase in production of GM’s mid-sized SUVs, such as the Chevrolet Trailblazer and GMC Envoy. Although these vehicles carry a higher-than-average 4WD/AWD penetration rate, these products generate a lower-than-average content-per-vehicle, which impacted our sales growth in the first half of 2002.

Gross Profit. Gross profit increased approximately 19% to $250.2 million in the first half of 2002 as compared to $210.0 million in the first half of 2001. Gross margin increased to 14.4% of sales in the first half of 2002 as compared to 13.4% in the first half of 2001. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs.

Selling, General and Administrative Expenses. SG&A (including research and development) increased to $90.7 million or 5.2% of sales in the first half of 2002 as compared to $83.7 million or 5.3% of sales in the first half of 2001. Most of this increase was due to the costs associated with our secondary stock offering in March 2002 and increased profit-sharing accruals resulting from our increased profitability as compared to the first half of 2001.

R&D spending increased approximately 3% to $27.1 million in the first half of 2002 as compared to $26.4 million in the first half of 2001. The increase in our R&D spending in the first half of 2002 as compared to the first half of 2001 was primarily due to the factors discussed above relating to the expected increase in R&D spending for the full year 2002. We generated approximately 72% of our total sales in the first half of 2002 from newer technology-based products introduced by us in the North American light vehicle market since July 1998.

Operating Income. Operating income increased approximately 28% to $159.5 million in the first half of 2002 as compared to $124.3 million in the first half of 2001. Operating margin increased to 9.2% in the first half of 2002 as compared to 7.9% in the first half of 2001. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

Operating income was also favorably impacted by our adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment. The impact of no longer amortizing goodwill resulted in a $2.0 million increase in operating income in the first half of 2002.

EBITDA. EBITDA increased approximately 21% to $226.9 million in the first half of 2002 as compared to $187.1 million in the first half of 2001. EBITDA margin increased to 13.0% in the first half of 2002 as compared to 11.9% in the first half of 2001. The increases in EBITDA and

EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $23.8 million in the first half of 2002 as compared to $32.5 million in the first half of 2001. We have reduced borrowings in 2002 as a result of our increased operating cash flow and lower capital spending levels. Net interest expense was also favorably impacted by the lower average interest rates in effect in the first half of 2002.

Income Tax Expense. Income tax expense was $49.1 million in the first half of 2002 as compared to $33.4 million in the first half of 2001. Our effective income tax rate was approximately 36% in the first half of 2002 and 36.5% in the first half of 2001.

Net Income and Earnings Per Share. Net income increased approximately 51% to $87.4 million in the first half of 2002 as compared to $58.0 million in the first half of 2001. Diluted earnings per share increased to $1.68 in the first half of 2002 as compared to $1.23 in the first half of 2001.

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

Cash Flow from Operations. Net cash provided by operating activities increased to $189.5 million in the first half of 2002 as compared to $24.3 million in the first half of 2001. After adjusting our earnings for the impact of noncash charges other than changes in operating assets and liabilities, we generated $39.9 million of additional operating cash flow in the first half of 2002 as compared to the first half of 2001.

A major factor in our improved operating cash flow performance was the impact of our final change in payment terms with GM on March 1, 2001 from net 20 days to net 25th proximo. That change in payment terms adversely impacted our operating cash flow in the first quarter of 2001 by approximately $90 million. Our operating cash flow in the first half of 2002 also benefited from reduced funding of supplier payments and other accrued expenses. The primary driver of the reduced funding requirement for supplier payments was the significant reduction in capital spending in the second half of 2001 and the first half of 2002 as compared to the much higher rates of spending we incurred in the second half of 2000 and the first half of 2001.

Inventories at June 30, 2002 reflect increases as compared to year-earlier levels that were necessary to support new product launches, including the Dodge Ram program. We have also elected to increase stocks of certain components to manage daily production volumes and avoid premium operating costs in advance of unusually high customer demand for certain products in the third quarter of 2002.

Investing Activities. Capital expenditures were $116.8 million in the first half of 2002 as compared to $239.8 million in the first half of 2001. As discussed above, we significantly reduced the rate of capital spending beginning in the second half of 2001 and expect to limit our capital expenditures to between $250 million and $275 million in 2002. Our largest capital projects in 2002 include our investment to support the Dodge Ram program and GM’s launch of the new extended versions of its mid-sized SUVs, as well as expenditures required to support the 2003 launch of GM’s new mid-sized pick-up trucks (including the Chevrolet S-10 and GMC Sonoma replacements) and the H2 SUT. Capital spending in 2002 also includes the construction of a forging facility and sequencing center adjacent to our Silao, Mexico manufacturing facility (“Guanajuato Gear & Axle”). Although we will continue to make strategic investments to support new manufacturing processes, systems and technologies, and to improve product designs and achieve operating cost reductions, we will be able to reduce future capital spending because we have substantially completed the process of rebuilding our facilities to support our long-term production requirements.

Financing Activities. Net cash used by financing activities was $76.9 million in the first half of 2002 as compared to a net source of $181.9 million in the first half of 2001. Total long-term debt outstanding decreased by $83.9 million in the first half of 2002 to $794.3 million at June 30, 2002. Improved operating cash flow performance and a lower level of capital spending were the primary reasons why our net borrowings were lower in the first half of 2002 as compared to the first half of 2001.

With respect to the Bank Credit Facilities, $372.5 million was outstanding under the Term Loan at June 30, 2002. At June 30, 2002, we had additional borrowing capacity of $378.8 million under the Bank Credit Facilities, all of which was available under the Revolver. Additionally at June 30, 2002, $83.0 million was outstanding and an additional $70 million was available to us under the Receivables Facility.

The weighted average interest rate of our long-term debt outstanding was approximately 6.0% at June 30, 2002 and December 31, 2001.

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

After completion of the offering on March 27, 2002, Mr. Dauch beneficially owned approximately 14% of our common stock and remains the largest holder (other than Blackstone) of our common stock.

Credit Ratings Upgrade. In March 2002, Moody’s Investors Service upgraded its rating on our 9.75% senior subordinated notes due March 2009 to Ba3 from B1. Moody’s also improved our ratings outlook to positive, from stable, and confirmed our Ba2 rating on our senior debt.

In March 2002, Standard & Poor’s revised our ratings outlook to positive, from stable, and affirmed its BB corporate credit rating on our senior debt.

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

EFFECT OF NEW ACCOUNTING STANDARDS

FASB Statement No. 142. As noted above, we adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under the transitional provisions of FASB Statement No. 142, we completed our initial goodwill impairment test in the second quarter of 2002. No impairment was indicated as a result of our goodwill impairment test.

FASB Statement No. 144. Effective January 1, 2002, we adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FASB Statement No. 144 supersedes FASB Statement No. 121 as well as certain provisions of APB Opinion No. 30. The main objective of FASB Statement No. 144 is to further clarify certain provisions of FASB Statement No. 121 relating to the impairment of long-lived assets. FASB Statement No. 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. The adoption of FASB Statement No. 144 did not have a significant impact on our results of operations or financial position in the first half of 2002.

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

Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks and, at June 30, 2002, we did not have any material currency hedges in place. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

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

At year-end 2001, we had hedged a portion of our interest rate risk by entering into interest rate swaps with a notional amount of approximately $45.5 million. These interest rate swaps convert variable financing based on 3-month LIBOR rates into fixed U.S. dollar rates varying from 6.88% to 6.96%. We have designated the interest rate swaps as effective cash flow hedges of the related debt and lease obligations and, accordingly, we have reflected the net cost of such agreements as an adjustment to interest expense over the lives of the debt and lease agreements.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 16, 2002 for the purpose of electing directors and approving the appointment of our independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Each of management’s nominees for directors as listed in the proxy statement were elected with the number of votes set forth below:

	Number of Votes

		Abstained/
	In Favor	Withheld

Chairman of the Board of Directors, Class III
Director — Term Expires in 2005
Richard E. Dauch	40,436,010	6,005,249

Class III Directors — Term Expires in 2005:
Larry W. McCurdy	46,260,722	180,537
John P. Reilly	46,244,593	196,666

In addition to the directors listed above, returning members of the Board of Directors include:

Class I Directors — Term expires in 2003:

Forest J. Farmer
Richard C. Lappin
Thomas K. Walker

Class II Directors — Term expires in 2004:

Robert L. Friedman
B.G. Mathis
Bret D. Pearlman

The results of the other matter voted upon at the annual meeting are as follows:

	Number of Votes

	In Favor	Against	Abstained

Ratification of Deloitte & Touche LLP
as independent auditors for 2002	46,224,476	213,648	3,315

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, we did not file a Current Report on Form 8-K.

On June 27, 2002, the Securities and Exchange Commission issued an Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. On August 1, 2002, we filed a Current Report on Form 8-K for the purpose of filing the sworn statements of Richard E. Dauch, Co-Founder, Chairman of the Board of Directors and Chief Executive Officer, and Robin J. Adams, Executive Vice President — Finance and Chief Financial Officer pursuant to such Order.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date:	August 2, 2002	By: /s/ Robin J. Adams Robin J. Adams Executive Vice President - Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit	Page

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	21

*99.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	22

*99.2	Certification of Robin J. Adams, Executive Vice President — Finance and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	23

	(All other exhibits are not applicable.)

*	Filed herewith