Form 10-Q
period 2002-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2002-11-12
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2002, the latest practicable date, was 49,726,180 shares.

CAUTIONARY STATEMENTS
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to, the following:

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe and South America);
•	reduced demand for our customers’ products particularly light trucks and sport-utility vehicles (“SUVs”) produced by General Motors Corporation (“GM”) and DaimlerChrysler’s heavy-duty Dodge Ram full-size pick-up trucks (“Dodge Ram Program”);
•	reduced purchases of our products by GM, DaimlerChrysler or other customers;
•	our ability and our customers’ ability to successfully launch new product programs;
•	our ability to respond to changes in technology or increased competition;
•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;
•	our ability to attract and retain key associates;
•	our ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	risks of noncompliance with environmental regulations;
•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;
•	availability of financing for working capital, capital expenditures, R&D, or other general corporate purposes;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations); and
•	other unanticipated events and conditions that may hinder our ability to compete.

     It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

		(In millions, except per share data)
Net sales	$828.7	$743.5	$2,569.2	$2,315.6
Cost of goods sold	716.4	647.8	2,206.7	2,009.9

Gross profit	112.3	95.7	362.5	305.7
Selling, general and administrative expenses	43.6	40.6	134.3	124.3
Goodwill amortization	—	1.0	—	3.0

Operating income	68.7	54.1	228.2	178.4
Net interest expense	(13.2)	(14.7)	(37.0)	(47.2)
Other income, net	1.6	0.7	2.4	0.3

Income before income taxes	57.1	40.1	193.6	131.5
Income taxes	20.6	14.6	69.7	48.0

Net income	$36.5	$25.5	$123.9	$83.5

Basic earnings per share	$0.74	$0.56	$2.57	$1.88

Diluted earnings per share	$0.70	$0.51	$2.39	$1.74

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS	(In millions)
Current assets:
Cash and equivalents	$7.1	$12.3
Accounts receivable, net of allowance of $7.7 in 2002 and $12.7 in 2001	397.9	270.7
Inventories	181.7	158.0
Prepaid expenses and other	47.2	17.3
Deferred income taxes	14.0	19.7

Total current assets	647.9	478.0
Property, plant and equipment, net	1,540.1	1,448.7
Deferred income taxes	19.8	19.4
Goodwill	150.2	150.2
Other assets and deferred charges	48.4	64.6

Total assets	$2,406.4	$2,160.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382.8	$304.0
Accrued compensation and benefits	120.6	110.6
Other accrued expenses	62.4	62.4

Total current liabilities	565.8	477.0
Long-term debt	823.0	878.2
Deferred income taxes	69.3	36.7
Postretirement benefits and other long-term liabilities	255.9	234.3

Total liabilities	1,714.0	1,626.2
Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	278.4	242.2
Retained earnings	432.1	308.2
Treasury stock at cost, 0.1 million shares	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustment	(9.9)	(9.9)
Foreign currency translation adjustments	(6.4)	(3.9)
Unrecognized loss on derivatives	(1.6)	(1.7)

Total stockholders’ equity	692.4	534.7

Total liabilities and stockholders’ equity	$2,406.4	$2,160.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2002	2001

	(In millions)
Operating activities
Net income	$123.9	$83.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.4	93.9
Deferred income taxes	39.1	25.0
Pensions and other postretirement benefits, net of contributions	9.7	(1.3)
Loss on disposal of equipment	2.2	0.2
Changes in operating assets and liabilities:
Accounts receivable	(126.2)	(89.3)
Inventories	(23.2)	9.6
Accounts payable and accrued expenses	98.6	(34.5)
Other assets and liabilities	4.6	20.2

Net cash provided by operating activities	233.1	107.3

Investing activities
Purchases of property, plant and equipment	(157.9)	(306.8)
Purchase buyouts of leased equipment	(35.4)	—

Net cash used in investing activities	(193.3)	(306.8)

Financing activities
Net (payments) borrowings under revolving credit facilities	(53.0)	103.7
Proceeds from issuance of long-term debt	1.8	14.7
Payments of long-term debt and capital lease obligations	(4.7)	(7.1)
Issuance of common stock, net	—	57.7
Employee stock option exercises	12.1	0.6

Net cash (used in) provided by financing activities	(43.8)	169.6

Effect of exchange rate changes on cash	(1.2)	(0.7)

Net decrease in cash and equivalents	(5.2)	(30.6)
Cash and equivalents at beginning of period	12.3	35.2

Cash and equivalents at end of period	$7.1	$4.6

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1.	Organization and Basis of Presentation

Organization. American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, “we”, “us”, “AAM” or the “Company”), is a Tier 1 supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related components and modules for light trucks, SUVs and passenger cars. Driveline systems include all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (in Michigan, New York and Ohio), we also have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

Basis of Presentation. We have prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements are unaudited but include all adjustments which we consider necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. We have reclassified certain 2001 amounts to conform to the presentation of our 2002 financial statements.

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

We state inventories at the lower of cost or market. The cost of our U.S. inventories is determined principally using the last-in, first-out method (LIFO). The cost of foreign inventories and all of our indirect inventories is determined principally using the first-in, first-out method (FIFO). We classify indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consist of the following:

	September 30,	December 31,
	2002	2001

	(In millions)
Raw materials and work-in-process	$179.3	$166.1
Finished goods	37.2	25.7

Gross inventories	216.5	191.8
LIFO reserve	(9.3)	(9.3)
Other inventory valuation reserves	(25.5)	(24.5)

Net inventories	$181.7	$158.0

3.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2002	2001

	(In millions)
Bank Credit Facilities:
Revolver	$45.0	$25.0
Term Loan	372.5	373.0

Total Bank Credit Facilities	417.5	398.0
Receivables Facility	70.0	138.0
9.75% Notes, net of discount	298.5	298.3
Capital lease obligations	7.3	10.8
Other debt agreements	29.7	33.1

Long-term debt	$823.0	$878.2

The 9.75% Notes are unsecured senior subordinated obligations of American Axle & Manufacturing, Inc. (“AAM Inc.”) and are fully and unconditionally guaranteed by Holdings. Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of AAM Inc. Holdings has no other subsidiaries other than AAM Inc. Holdings is restricted from obtaining funds from AAM Inc. by dividend or loan pursuant to the terms of the indenture relating to the 9.75% Notes.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

After completion of the offering on March 27, 2002, Mr. Dauch beneficially owned approximately 14% of our common stock and remains the largest holder of our common stock other than Blackstone.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months		Nine months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(In millions, except per share data)
Numerator:
Net income	$36.5	$25.5	$123.9	$83.5

Denominators:
Basic earnings per share -
Weighted-average shares outstanding	49.0	45.5	48.2	44.4
Effect of dilutive securities:
Dilutive stock options	3.5	4.1	3.6	3.5

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	52.5	49.6	51.8	47.9

Basic earnings per share	$0.74	$0.56	$2.57	$1.88

Diluted earnings per share	$0.70	$0.51	$2.39	$1.74

6.	Comprehensive Income

Comprehensive income consists of the following:

	Three months		Nine months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(In millions)
Net income	$36.5	$25.5	$123.9	$83.5
Cumulative effect of accounting change, net of tax	—	—	—	(0.8)
Foreign currency translation adjustments, net of tax	(1.2)	0.9	(2.5)	(1.1)
Unrecognized gain (loss) on derivatives, net of tax	(0.1)	(0.8)	0.1	(1.1)

Comprehensive income	$35.2	$25.6	$121.5	$80.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Adoption of FASB Statement No. 142

We adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment.

The following sets forth a reconciliation of net income and earnings per share information for the three months ended September 30, 2002 (“third quarter of 2002”) and the nine months ended September 30, 2002 (“first three quarters of 2002”) as compared to the three months ended September 30, 2001 (“third quarter of 2001) and the nine months ended September 30, 2001 (“first three quarters of 2001”), respectively, adjusted for the adoption of FASB Statement No. 142.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$36.5	$25.5	$123.9	$83.5
Add: Goodwill amortization, net of tax	—	0.6	—	1.9

Adjusted net income	$36.5	$26.1	$123.9	$85.4

Basic earnings per share, as reported	$0.74	$0.56	$2.57	$1.88

Basic earnings per share, as adjusted	$0.74	$0.57	$2.57	$1.92

Diluted earnings per share, as reported	$0.70	$0.51	$2.39	$1.74

Diluted earnings per share, as adjusted	$0.70	$0.53	$2.39	$1.78

Under the transitional provisions of FASB Statement No. 142, we completed our initial goodwill impairment test in the second quarter of 2002. No impairment was indicated as a result of our goodwill impairment test.

8.	Insurance Claim

On July 14, 2002 a fire occurred at our Detroit Forge facility. There were no resulting injuries and the fire did not affect our ability to meet customer demand. The property damage and business interruption costs related to the fire are fully insured beyond our $1.0 million deductible. The third quarter 2002 results include a charge of $1.0 million to recognize the insurance deductible amount related to our insurance claim for this event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

We are a premier Tier 1 supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related components and modules for light trucks, SUVs and passenger cars. Driveline systems include all of the components that transfer power from the transmission and deliver it to the drive wheels. Driveline and related products produced by us include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (in Michigan, New York and Ohio), we also have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

We are the principal supplier of driveline components to GM for its rear-wheel drive (“RWD”) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in the third quarter of 2002. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by an LPC.

We sell most of our products under long-term contracts with prices established at the time the contracts were entered into. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes. We do not believe that price reductions offered to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through purchased material cost reductions and other productivity improvements.

Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will continue to compete for future GM business upon the termination of the LPCs or the CSA.

Sales to GM increased approximately 11% to $2.2 billion in the first three quarters of 2002 as compared to $2.0 billion in the first three quarters of 2001. Sales to GM represented approximately 87% of our total sales in the first three quarters of 2002 which is consistent with our GM concentration of 87% for the full year 2001.

We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Delphi Corporation, PACCAR and other original equipment manufacturers (“OEMs”) and Tier I supplier companies. Our sales to customers other than GM increased approximately 9% to $337.7 million in the first three quarters of 2002 as compared to $308.6 million in the first three quarters of 2001. Sales to customers other than GM increased significantly in the third quarter of 2002 and we expect continued growth in the fourth quarter of 2002 and in 2003 as we launch several new high-volume 4WD/AWD driveline products for DaimlerChrysler and other OEMs and Tier 1 supplier companies. The most significant of these new product programs is our launch of new products to support the Dodge Ram program. As a result of the Dodge Ram program, we expect our sales to DaimlerChrysler to be approximately 4% of our total sales in 2003 as compared to approximately 4% in 2002 and less than 1% in 2001 and all previous years.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales. Net sales were $828.7 million in the third quarter of 2002 as compared to $743.5 million in the third quarter of 2001. This 11% increase in sales in the third quarter of 2002 compares to an estimated 11% increase in North American light vehicle production and an 11% increase in light truck production by GM. Sales to GM were also positively impacted by the launch of the Hummer H2 and negatively impacted by the discontinuance of the Firebird/Camaro program. Sales to customers other than GM increased approximately 63% in the third quarter of 2002 as compared to the third quarter of 2001 primarily due to our launch of new products supporting the Dodge Ram program.

Our content-per-vehicle increased approximately 3% to $1,138 in the third quarter of 2002 as compared to $1,102 in the third quarter of 2001. The penetration rate of our 4WD/AWD systems increased to 57.1% in the third quarter of 2002 as compared to 55.6% in the third quarter of 2001. Content-per-vehicle was negatively impacted by a product mix shift in GM light truck production in the third quarter of 2002. A significant portion of our unit volume growth in the third quarter of 2002 as compared to the third quarter of 2001 was related to an increase in production of GM’s mid-sized SUVs (such as the Chevrolet Trailblazer and GMC Envoy). Although these vehicles carry a higher than average 4WD/AWD penetration rate, these products generate a lower-than-average content-per-vehicle which impacted our sales growth in the third quarter of 2002. Content-per-vehicle and 4WD/AWD penetration rate were positively impacted in the third quarter of 2002 by our launch of new products supporting the Dodge Ram program.

Gross Profit. Gross profit increased approximately 17% to $112.3 million in the third quarter of 2002 as compared to $95.7 million in the third quarter of 2001. Gross margin increased to 13.6% of sales in the third quarter of 2002 as compared to 12.9% in the third quarter of 2001. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity improvements and tight cost controls, including reductions in purchased material costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A (including research and development) increased to $43.6 million or 5.3% of sales in the third quarter of 2002 as compared to $40.6 million or 5.5% of sales in the third quarter of 2001. Almost all of this increase in SG&A was due to increased profit-sharing accruals resulting from our increased profitability as compared to the third quarter of 2001.

Research and development spending (“R&D”) increased approximately 6% to $13.3 million in the third quarter of 2002 as compared to $12.5 million for the third quarter of 2001. The focus of this increasing investment continues to be our development of new product, process and systems technologies to improve the efficiency and flexibility of our operations in order to continue to deliver innovative new products, modules and integrated driveline systems to our customers. The development and continuing enhancement of our independent front and rear drive chassis suspension modules (“IFDA” and “IRDA”) and several rear axle systems featuring 4-wheel steering (including our new I-RideTM chassis module and our conventional and multi-link rear-steerable beam axle) are current examples of high value-added technology-based products that have resulted from our commitment to improve the performance and design flexibility of our customers’ products. As a result of our commitment to these and other R&D initiatives, we generated approximately 80% of our total sales in the third quarter of 2002 from new axle and related driveline system components introduced by us since July 1998.

Operating Income. Operating income increased approximately 27% to $68.7 million in the third quarter of 2002 as compared to $54.1 million in the third quarter of 2001. Operating margin increased to 8.3% in the third quarter of 2002 as compared to 7.3% in the third quarter of 2001. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

Operating income was also favorably impacted by our adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment. The impact of no longer amortizing goodwill resulted in a $1.0 million increase in operating income in the third quarter of 2002.

EBITDA. Income from continuing operations before interest expense, income taxes, depreciation and amortization (“EBITDA”) increased approximately 26% to $108.5 million in the third quarter of 2002 as compared to $86.3 million in the third quarter of 2001. EBITDA margin increased to 13.1% in the third quarter of 2002 as compared to 11.6% in the third quarter of 2001. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

EBITDA and EBITDA margin should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $13.2 million in the third quarter of 2002 as compared to $14.7 million in the third quarter of 2001. We have reduced our borrowings in 2002 as a result of our increased operating cash flow and lower capital spending levels. Net interest expense was also favorably impacted by the lower average interest rates in effect in the third quarter of 2002.

Income Tax Expense. Income tax expense was $20.6 million in the third quarter of 2002 as compared to $14.6 million in the third quarter of 2001. Our effective income tax rate was approximately 36.0% in the third quarter of 2002 and 36.4% in the third quarter of 2001.

Net Income and Earnings Per Share. Net income increased approximately 43% to $36.5 million in the third quarter of 2002 as compared to $25.5 million in the third quarter of 2001. Diluted earnings per share increased to $0.70 in the third quarter of 2002 as compared to $0.51 in the third quarter of 2001.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 2001

Net Sales. Net sales were $2.6 billion in the first three quarters of 2002 as compared to $2.3 billion in the first three quarters of 2001. This 11% increase in sales in the first three quarters of 2002 compares to an estimated 7% increase in North American light vehicle production and a 17% increase in light truck production by GM. Sales to GM were also positively impacted by the launch of the Hummer H2 and negatively impacted by the discontinuance of the Firebird/Camaro program. Sales to customers other than GM increased approximately 9.4% in the first three quarters of 2002 as compared to the first three quarters in 2001 primarily due to our launch of new products supporting the Dodge Ram program.

Our content-per-vehicle increased to $1,124 in the first three quarters of 2002 as compared to $1,114 in the first three quarters of 2001. The penetration rate of our 4WD/AWD systems increased to 57.2% in the first three quarters of 2002 as compared to 54.4% in the first three quarters of 2001. Content-per-vehicle was negatively impacted by a product mix shift in GM light truck production in the first three quarters of 2002. A significant portion of our unit volume growth in the first three quarters of 2002 as compared to the first three quarters of 2001 was related to an increase in production of GM’s mid-sized SUVs (such as the Chevrolet Trailblazer and GMC Envoy). Although these vehicles carry a higher than average 4WD/AWD penetration rate, these products generate a lower-than-average content-per-vehicle which impacted our sales growth in the first three quarters of 2002. Content-per-vehicle and 4WD/AWD penetration rate were also positively impacted by our launch of new products supporting the Dodge Ram program.

Gross Profit. Gross profit increased approximately 19% to $362.5 million in the first three quarters of 2002 as compared to $305.7 million in the first three quarters of 2001. Gross margin increased to 14.1% of sales in the first three quarters of 2002 as compared to 13.2% in the first three quarters of 2001. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity improvements and tight cost controls, including reductions in purchased material costs.

Selling, General and Administrative Expenses. SG&A (including research and development) increased to $134.3 million or 5.2% of sales in the first three quarters of 2002 as compared to $124.3 million or 5.4% of sales in the first three quarters of 2001. Most of this increase in SG&A was due to increased profit-sharing accruals resulting from our increased profitability as compared to the first three quarters of 2001.

R&D spending increased approximately 4% to $40.4 million in the first three quarters of 2002 as compared to $38.9 million in the first three quarters of 2001. The increase in our R&D spending in the first three quarters of 2002 as compared to the first three quarters of 2001 was primarily due to the factors discussed above relating to the increased spending for the third quarter of 2002. We generated approximately 76% of our total sales in the first three quarters of 2002 from newer technology-based products introduced by us in the North American light vehicle market since July 1998.

Operating Income. Operating income increased approximately 28% to $228.2 million in the first three quarters of 2002 as compared to $178.4 million in the first three quarters of 2001. Operating margin increased to 8.9% in the first three quarters of 2002 as compared to 7.7% in the first three quarters of 2001. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

Operating income was also impacted by our adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under FASB Statement No. 142, we no longer amortize goodwill. Instead, we will periodically evaluate goodwill and any other acquired intangible assets for impairment. The impact of no longer amortizing goodwill resulted in a $3.0 million increase in operating income in the first three quarters of 2002.

EBITDA. EBITDA increased approximately 23% to $335.4 million in the first three quarters of 2002 as compared to $273.4 million in the first three quarters of 2001. EBITDA margin increased to 13.1% in the first three quarters of 2002 as compared to 11.8% in the first three quarters of 2001. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

EBITDA and EBITDA margin should not be construed as income from operations, net income or cash flow from operating activities as determined by generally accepted accounting principles. Other companies may calculate EBITDA differently.

Net Interest Expense. Net interest expense was $37.0 million in the first three quarters of 2002 as compared to $47.2 million in the first three quarters of 2001. We have reduced borrowings in 2002 as a result of our increased operating cash flow and lower capital spending levels. Net interest expense was also favorably impacted by the lower average interest rates in effect in the first three quarters of 2002.

Income Tax Expense. Income tax expense was $69.7 million in the first three quarters of 2002 as compared to $48.0 million in the first three quarters of 2001. Our effective income tax rate was approximately 36.0% in the first three quarters of 2002 and 36.5% in the first three quarters of 2001.

Net Income and Earnings Per Share. Net income increased approximately 48% to $123.9 million in the first three quarters of 2002 as compared to $83.5 million in the first three quarters of 2001. Diluted earnings per share increased to $2.39 in the first three quarters of 2002 as compared to $1.74 in the first three quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and debt service and to support working capital requirements in our expanding operations. We rely principally upon operating cash flow and borrowings under our primary credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our projected capital expenditures, debt service obligations and working capital requirements in the foreseeable future.

Cash Flow from Operations. Net cash provided by operating activities increased to $233.1 million in the first three quarters of 2002 as compared to $107.3 million in the first three quarters of 2001. After adjusting our earnings for the non-cash impact of depreciation and amortization, deferred income taxes, pensions and other postretirement benefits, we generated $76.0 million of additional operating cash flow in the first three quarters of 2002 as compared to the first three quarters of 2001.

Another major factor in our improved operating cash flow performance was the impact of our final change in payment terms with GM on March 1, 2001 from net 20 days to net 25th proximo. That change in payment terms adversely impacted our operating cash flow in the first quarter of 2001 by approximately $90 million.

Accounts receivable increased $127.2 million at September 30, 2002 as compared to year-end 2001. This increase was primarily due to increased sales activity in the third quarter of 2002 as compared to the fourth quarter of 2001, including the activity relating to the launch of our new products supporting the Dodge Ram program.

Our accounts receivable allowance was $7.7 million at September 30, 2002 as compared to $12.7 million at year-end 2001. The accounts receivable allowance at September 30, 2002 reflects the settlement of several nonroutine pricing adjustments and cost recoveries in 2002 with our customers that were specifically reserved at year-end 2001.

Inventories at September 30, 2002 reflect increases as compared to year-earlier levels that were necessary to support new product launches, including the Dodge Ram program. We have also elected to increase stocks of certain components to manage daily production volumes and avoid premium operating costs in advance of unusually high customer demand for certain products in the fourth quarter of 2002. There were no significant changes in our inventory valuation allowances in the first three quarters of 2002.

Our operating cash flow in the first three quarters of 2002 also benefited from reduced funding of supplier payments and other accrued expenses. The primary drivers of the reduced funding requirement for supplier payments include a significant reduction in capital spending and favorable changes in supplier payment terms.

Prepaid expenses and other assets increased $29.9 million at September 30, 2002 as compared to year-end 2001 primarily due to the recognition of refundable federal income taxes determined in connection with the completion and filing of our 2001 income tax returns and the confirmation of state policy to refund certain state tax credits within one year.

Investing Activities. Capital expenditures were $157.9 million in the first three quarters of 2002 as compared to $306.8 million in the first three quarters of 2001. As discussed above, we significantly reduced the rate of capital spending beginning in the second half of 2001 and expect to limit our capital expenditures to between $225 million and $250 million in 2002.

Our largest capital projects in 2002 include our investment to support the Dodge Ram program and GM’s launch of the Hummer H2 and the new extended versions of its mid-sized SUVs (GMC Envoy XL and Chevrolet Trailblazer EXT). Capital spending in 2002 also includes expenditures required to support GM’s 2003 launch of new mid-sized pick-up trucks (including the Chevrolet S-10 and GMC Sonoma replacements), the construction of our new world headquarters in Detroit, Michigan and the completion of a forging facility and sequencing center adjacent to our Silao, Mexico manufacturing facility. Although we will continue to make strategic investments to support new manufacturing processes, systems and technologies, and to improve product designs and achieve operating cost reductions, we have been able to reduce our current capital spending rate because we have substantially completed the process of rebuilding our facilities to support our long-term production requirements.

Our investing activities also included $35.4 million of optional purchase buyouts of leased manufacturing equipment. The manufacturing equipment purchased in these transactions was originally sold under sale-leaseback agreements in 1996 and 1997.

Financing Activities. Net cash used by financing activities was $43.8 million in the first three quarters of 2002 as compared to a net source of $169.6 million in the first three quarters of 2001. Total long-term debt outstanding decreased by $55.2 million in the first three quarters of 2002 to $823.0 million at September 30, 2002. Improved operating cash flow performance and a lower level of capital spending were the primary reasons why our net borrowings were lower in the first three quarters of 2002 as compared to the first three quarters of 2001.

With respect to the Bank Credit Facilities, $372.5 million was outstanding under the Term Loan and $45.0 million was outstanding under the Revolver at September 30, 2002. At September 30, 2002, we had additional borrowing capacity of $333.8 million under the Bank Credit Facilities, all of which was available under the Revolver. Additionally at September 30, 2002, $70.0 million was outstanding and an additional $83.0 million was available to us under the Receivables Facility.

The weighted average interest rate of our long-term debt outstanding was approximately 5.9% at September 30, 2002 and approximately 6.0% at December 31, 2001.

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

After completion of the offering on March 27, 2002, Mr. Dauch beneficially owned approximately 14% of our common stock and remains the largest holder of our common stock other than Blackstone.

Insurance claim. On July 14, 2002 a fire occurred at our Detroit Forge facility. There were no resulting injuries and the fire did not affect our ability to meet customer demand. The property damage and business interruption costs related to the fire are fully insured beyond our $1.0 million deductible. The third quarter 2002 results include a charge of $1.0 million to recognize the insurance deductible amount related to our insurance claim for this event.

Credit Ratings Upgrade. In March 2002, Moody’s Investors Service (“Moody’s”) upgraded its rating on our 9.75% senior subordinated notes due March 2009 to Ba3 from B1. Moody’s also improved our ratings outlook to positive, from stable, and confirmed our Ba2 rating on our senior debt.

In March 2002, Standard & Poor’s (“S&P”) revised our ratings outlook to positive, from stable, and affirmed its BB corporate credit rating on our senior debt.

In October 2002, S&P raised our corporate credit rating and senior secured debt rating from BB to BB+. In addition, S&P raised our corporate credit rating on our subordinated debt from B+ to BB-.

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

FASB Statement No. 144. Effective January 1, 2002, we adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FASB Statement No. 144 supersedes FASB Statement No. 121 as well as certain provisions of APB Opinion No. 30. The main objective of FASB Statement No. 144 is to further clarify certain provisions of FASB Statement No. 121 relating to the impairment of long-lived assets. FASB Statement No. 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. The adoption of FASB Statement No. 144 did not have a significant impact on our results of operations or financial position in the first three quarters of 2002.

FASB Statement No. 146. In June, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” FASB Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The main difference between EITF Issue No. 94-3 and FASB Statement No. 146 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. FASB Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.

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

Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks and, at September 30, 2002, we did not have any material currency hedges in place. Future business operations and opportunities, including the expansion of our business outside North America, may expose us to the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) within the 90-day period preceding the filing of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Exchange Act filings.

There have been no significant changes to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On June 27, 2002, the Securities and Exchange Commission issued an Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. On August 1, 2002, we filed a Current Report on Form 8-K for the purpose of filing the sworn statements of Richard E. Dauch, Co-Founder, Chairman of the Board and Chief Executive Officer, and Robin J. Adams, Executive Vice President — Finance and Chief Financial Officer pursuant to such Order.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date:	November 11, 2002	By: /s/ Robin J. Adams Robin J. Adams Executive Vice President – Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

CERTIFICATIONS

I, Richard E. Dauch, Co-Founder, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Axle & Manufacturing Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By: /s/ Richard E. Dauch
Richard E. Dauch
Co-Founder, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

I, Robin J. Adams, Executive Vice President — Finance and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Axle & Manufacturing Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By: /s/ Robin J. Adams
Robin J. Adams
Executive Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description of Exhibit	Page

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	24

*99.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

*99.2	Certification of Robin J. Adams, Executive Vice President – Finance and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

	(All other exhibits are not applicable.)

*	Filed herewith