Form 10-Q/A
period 2002-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2002-11-20
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1

FORM 10-Q/A

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
CERTIFICATIONS

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 amends the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations-Company Overview” included in Part I - Financial Information, to correct an inadvertent typographical error with respect to our expected DaimlerChrysler sales in 2003, formerly reported as approximately 4% and which should have been reported as approximately 10%. No other corrections or changes have been made to the Form 10-Q for the period ended September 30, 2002.

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

We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, Nissan, Renault, Delphi Corporation, PACCAR and other original equipment manufacturers (“OEMs”) and Tier I supplier companies. Our sales to customers other than GM increased approximately 9% to $337.7 million in the first three quarters of 2002 as compared to $308.6 million in the first three quarters of 2001. Sales to customers other than GM increased significantly in the third quarter of 2002 and we expect continued growth in the fourth quarter of 2002 and in 2003 as we launch several new high-volume 4WD/AWD driveline products for DaimlerChrysler and other OEMs and Tier 1 supplier companies. The most significant of these new product programs is our launch of new products to support the Dodge Ram program. As a result of the Dodge Ram program, we expect our sales to DaimlerChrysler to be approximately 10% of our total sales in 2003 as compared to approximately 4% in 2002 and less than 1% in 2001 and all previous years.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date:	November 20, 2002	By: /s/ Robin J. Adams Robin J. Adams Executive Vice President – Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

CERTIFICATIONS

I, Richard E. Dauch, Co-Founder, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of American Axle & Manufacturing Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: November 20, 2002

By: /s/ Richard E. Dauch
Richard E. Dauch
Co-Founder, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

I, Robin J. Adams, Executive Vice President — Finance and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of American Axle & Manufacturing Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: November 20, 2002

By: /s/ Robin J. Adams
Robin J. Adams
Executive Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)