Form 10-K
period 2002-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2003-03-21
CIK 1062231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

313-974-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

    The closing price of the registrant’s Common Stock on June 30, 2002 as reported on the New York Stock Exchange was $29.74 per share. As of June 30, 2002, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $853.4 million.

    As of March 12, 2003, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 49,965,183 shares.

Documents Incorporated By Reference

    Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2002 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 1, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002, are incorporated by reference in Part I (Items 1, 2 and 3), Part II (Items 5, 6, 7, 7A and 8) and Part III (Items 10, 11, 12 and 13) of this Report.

Website Access to Reports

    American Axle & Manufacturing Holdings, Inc.’s internet website is www.aam.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Cautionary Statements
Part I
Part II
Part III
Part IV
Signatures
CERTIFICATIONS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
INDEPENDENT AUDITORS’ REPORT
EX-12 Statement of Computation of Ratio of Earning
EX-13 Annual Report to Stockholders
EX-21 Subsidiaries of the Company
EX-23 Consent of Deloitte & Touche LLP
EX-99.1 Certification of Richard E. Dauch
EX-99.2 Certification of Robin J. Adams

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

TABLE OF CONTENTS — ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2002

Cautionary Statements

      Certain statements in this Annual Report on Form 10-K are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe and South America);

•	reduced demand for our customers’ products particularly light trucks and sport-utility vehicles (“SUVs”) produced by General Motors Corporation (“GM”) and DaimlerChrysler AG’s (“DaimlerChrysler”) heavy-duty Dodge Ram full-size pickup trucks (“Dodge Ram program”);

•	reduced purchases of our products by GM, DaimlerChrysler or other customers;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our ability to attract and retain key associates;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	risks of noncompliance with environmental regulations;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations); and

•	other unanticipated events and conditions that may hinder our ability to compete.

      It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part I

Item 1. Business

(a) General Development of Business

General

      As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” “we,” “our,” “us,” or “AAM” mean American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries and predecessors, collectively.

      We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and modules for light trucks, SUVs and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products.

      In March 1994, we were formed by a private investor group led by Richard E. Dauch, who purchased the Final Drive and Forge Business Unit of the Saginaw Division of GM. In connection with this acquisition and under subsequent additional binding agreements we have entered into with GM, we are the principal supplier of driveline components to GM for its rear-wheel drive (“RWD”) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in 2002.

      In October 1997, Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates (collectively, “Blackstone”) acquired a majority ownership position of our company in a leveraged recapitalization.

      Since 1994, we have dramatically improved product quality and manufacturing efficiency through a combination of management leadership, investments in new equipment and technology, workforce training, and process and system improvements resulting in increased capacity utilization. From March 1994 through December 2002, we have invested approximately $2.1 billion in capital expenditures and we have received and maintained ISO/ QS 9000 certification for each of our facilities. As a result, (i) the average number of axles produced per production day increased from approximately 10,000 per day in March 1994 to approximately 18,500 per day in 2002 and (ii) discrepant parts shipped to GM (as measured by GM) decreased from approximately 13,400 parts per million (“PPM”) during the six months ended December 31, 1994 to 41 PPM during the six months ended December 31, 2002.

Initial Public Offering (“IPO”)

      Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (“AAM Inc.”) and its subsidiaries. Pursuant to this merger, which was effected in January 1999 in connection with our IPO, each share of AAMM’s common stock was converted into 3,945 shares of Holdings’ common stock. Holdings has no other subsidiaries other than AAM Inc. In February 1999, Holdings completed an IPO and issued 7.0 million shares of its common stock.

Acquisitions

      In 1999, we acquired two domestic automotive forging companies, Colfor Manufacturing Inc. (“Colfor”) and MSP Industries Corporation (“MSP”), and a majority interest in a joint venture in Brazil which machines forging and driveline components for automotive original equipment manufacturers (“OEMs”) for aggregate cash purchase consideration of approximately $239 million.

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

(b) Financial Information About Industry Segments

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report to Stockholders (“Annual Report”), page 42, section entitled “Financials — Notes to Consolidated Financial Statements, Note 11 — Segment and Geographic Information.”

(c) Narrative Description of Business

Company Overview

      We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front 4WD/ AWD axle requirements for these vehicle platforms in 2002. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC. Sales to GM were approximately 86% of our total sales in 2002, 87% in 2001 and 85% in 2000.

      We sell most of our products under long-term contracts with prices established at the time the contracts were entered into. Some of our contracts require us to reduce our prices in subsequent years and all of our contracts allow us to negotiate price increases for engineering changes. Customary price reductions under long-term contracts are a common practice in the automotive industry. We do not believe that price reductions offered to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through purchased material cost reductions and other productivity improvements.

      Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will compete for future GM business upon the termination of the LPCs or the CSA.

      Our largest product program, the GMT-800 program, is expected to phase out in 2007. The GMT-800 program is GM’s full-size pickup and SUV platform. This program represented approximately 57% of our total sales in 2002, 61% in 2001 and 47% in 2000 and is the largest vehicle platform in the world. In 2001, we were awarded the GMT-900 program and all derivatives, which is the successor to the GMT-800 program. The GMT-900 program is expected to run through model year 2014.

      We continue to diversify our customer base. In the second half of 2002, we successfully launched driveline system products for the Dodge Ram program. As a result of this program, we expect our sales to DaimlerChrylser to grow to nearly 10% of our total sales in 2003 as compared to approximately 4% in 2002 and less than 1% in 2001 and all previous years.

      We also supply driveline systems and other related components to PACCAR, Inc., The Volvo Group, Ford Motor Company and other OEMs and Tier I supplier companies such as Delphi Corporation, Dana Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased approximately 23% to $498.5 million in 2002 as compared to $404.6 million in 2001 and $475.4 million in 2000. This significant growth in sales to customers other than GM in 2002 was primarily due to our launch of new driveline system products to support the Dodge Ram program partially offset by a reduction in sales to Visteon Corporation.

      The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,

	2002	2001	2000

Rear axles	59.5%	57.9%	53.8%
Front axles	17.8	15.9	14.7
Driveshafts	7.0	6.5	7.3
Chassis components	6.7	7.1	7.4
Forged products	6.0	8.8	11.2
Other	3.0	3.8	5.6

Total	100.0%	100.0%	100.0%

Industry and Competition

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 16-17, section entitled “Financials — Management’s Discussion and Analysis — Industry and Competition.”

Productive Materials

      We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

Research and Development (“R&D”)

      Since March 1, 1994, we have invested approximately $316 million in R&D focusing on new product and process development. We plan to continue to invest in the development of new product, process and systems technologies to improve productive efficiency and flexibility in our operations and continue to deliver innovative new products, modules and integrated driveline systems to our customers.

      We have recently designed, developed and installed our I-Ride™ driveline chassis suspension module into a demonstration crossover vehicle that coverts a front-wheel-drive vehicle to all-wheel-drive. This is a bolt in system requiring minimal vehicle alteration. This driveline system includes our new power transfer unit (“PTU”), which connects the front-wheel-drive transaxle to the rear driveshaft to deliver power to the independent rear axle contained in the chassis module. This new PTU is an important element of our plan to expand our product offerings in the worldwide passenger car and crossover vehicle markets and is a current example of our high value-added technology products that seek to improve the performance and design flexibility of our customers’ products.

      Our R&D spending is focused on emerging driveline system technology trends in support of our worldwide customers. There are several critical areas of R&D focus that reflect our strong belief in advancing our core technologies to meet the needs of our customers in the future. These include new 4WD/ AWD systems incorporating PTUs and advanced driveshafts designed specifically for the rapidly growing crossover vehicle segment; I-Ride™ independent chassis modules as well as the electronic SmartBar™ stabilizer bar-based active roll-control system designed to improve vehicle ride, handling and noise, vibration and harshness (“NVH”) characteristics; new TracRite® family of advanced, controlled, traction enhancing differentials introduced into production as part of the Dodge Ram program; electronically controlled differentials for full vehicle integration; PowerLite™ axles; and an increased R&D focus on net-shaped forging design and process technology targeted specifically at mass reduction and system efficiency resulting in improved fuel economy. Another area of R&D focus is drivetrain systems for hybrid vehicles. Together with a consortium of companies, including the Ford Motor Company, we developed and installed a drivetrain system in a hybrid electric bus in 2002.

      R&D spending was $54.0 million in 2002, $51.7 million in 2001 and $46.4 million in 2000.

Patents and Trademarks

      We maintain and have pending various U.S. and foreign patents and trademarks and other rights to intellectual property relating to our business, which we believe are appropriate to protect our interest in existing products, new inventions, manufacturing processes and product developments. We do not believe that any single patent or trademark is material to our business nor would expiration or invalidity of any patent or trademark have a material adverse effect on our business or our ability to compete.

Cyclicality and Seasonality

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 24, section entitled “Financials — Management’s Discussion and Analysis — Cyclicality and Seasonality.”

Associates

      We believe that one of our most important assets is our workforce. Since 1994, we have focused on making significant improvements in our labor relations through improving working conditions, incentive programs and town hall meetings with our hourly and salaried associates. We have also implemented a program of continuous training whereby associates develop their skill sets using the latest manufacturing technology to produce products of precision quality.

      We also recognize that a key element of our long-term competitiveness is developing a constructive working relationship with our unions. Our unions have committed to assist us in achieving both quality and productivity gains over the life of our contracts. We believe our relationships with our associates and their unions are positive.

      As of December 31, 2002, we employed approximately 12,200 associates, approximately 9,900 of which are employed in the United States. Approximately 7,800 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America, or “UAW”. Approximately 7,000 associates represented by the UAW are subject to a collective bargaining agreement that expires February 25, 2004; another 800 associates at Colfor and MSP are also represented by the UAW under collective bargaining agreements that expire in 2005. Approximately 300 associates are represented by the International Association of Machinists (“IAM”) under a collective bargaining agreement, which runs through May 5, 2004. In addition, approximately 600 associates at Albion, approximately 1,300 associates at our Silao, Mexico facility (“Guanajuato Gear & Axle”) and approximately 200 associates at our Brazilian majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreements at Albion, certain of which may be terminated upon six-months notice, expire in 2004 and the agreements in Mexico and Brazil expire annually.

Credit and Working Capital Practices

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 20-23, section entitled “Financials — Management’s Discussion and Analysis — Liquidity and Capital Resources.”

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

      International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

      For further financial information regarding foreign and domestic sales and export sales, see Exhibit 13 to this Form 10-K, Annual Report, page 42, section entitled “Financials — Notes to Consolidated Financial Statements, Note 11 — Segment and Geographic Information.”

Item 2. Properties

      The following is a summary of our principal facilities:

	Approx.	Type
Name	Sq. Feet	of Interest	Function

Detroit Gear & Axle Detroit, MI	1,891,000	Owned	Rear and front axles
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Rear axles and steering linkages
Three Rivers Driveline Three Rivers, MI	750,000	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Guanajuato Gear & Axle Guanajuato, Mexico	839,000	Owned	Rear axles and driveshafts and front axles and auxiliary driveshafts
Guanajuato Forge Guanajuato, Mexico	111,000	Owned	Forged products
Scotstoun Plant Glasgow, Scotland	453,000	Leased	Front and rear axles for medium-duty trucks and vans
Spurrier Plant Lancashire, England	303,000	Leased	Crankshafts and fabricated parts
AAM do Brasil Curitiba, Brazil	130,600	Owned	Machining of forged and cast products
Detroit Forge Detroit, MI	710,000	Owned	Forged products
Tonawanda Forge Tonawanda, NY	470,000	Owned	Forged products
Cheektowaga Plant Cheektowaga, NY	116,000	Owned	Machining of forged products
Colfor — Malvern Malvern, Ohio	234,000	Owned	Forged products
Colfor — Salem Salem, Ohio	189,000	Owned	Forged products
Colfor — Minerva Minerva, Ohio	125,000	Owned	Machining of forged products
MSP — Oxford Oxford, MI	125,000	Leased	Forged products
MSP — Centerline Centerline, MI	14,000	Leased	Forged products
Technical Center Rochester Hills, MI	76,000	Owned	R&D, design engineering, metallurgy, testing, validation and sales
Corporate Headquarters Detroit, MI	31,000	Owned	Executive and administrative offices located at the Detroit Gear & Axle
Global Procurement Center Rochester Hills, MI	16,000	Leased	Executive and administrative offices

      Borrowings under our Senior Secured Bank Credit Facilities (“Bank Credit Facilities”) are secured by the capital stock of our significant subsidiaries and substantially all of our assets except for those securing the Receivables Facility and other permitted bank, equipment and lease financings. See Exhibit 13 to this Form 10-K, Annual Report, pages 20-23, section entitled “Financials — Management’s Discussion and Analysis — Liquidity and Capital Resources” for further information regarding our Bank Credit Facilities.

Item 3. Legal Proceedings

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 24, section entitled “Financials — Management’s Discussion and Analysis — Litigation and Environmental Regulations.”

Item 4.	Submission of Matters to a Vote of Stockholders

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2002.

Supplemental Item — Executive Officers and Directors of the Registrant

      We possess a management team with proven leadership and extensive automotive industry experience. Our executive officers and directors are:

Name	Age	Position

Richard E. Dauch(3)	60	Co-Founder, Chairman of the Board & Chief Executive Officer
Joel D. Robinson	59	President & Chief Operating Officer
Robin J. Adams	49	Executive Vice President — Finance & Chief Financial Officer
Patrick S. Lancaster	55	Group Vice President, Chief Administrative Officer & Secretary
Yogendra N. Rahangdale	55	Group Vice President & Chief Technology Officer
Alan L. Shaffer	52	Senior Vice President, Sales, Marketing & Strategic Planning
Marion A. Cumo	60	Vice President, Program Management & Launch
David C. Dauch	38	Vice President, Manufacturing — Driveline Division
Richard F. Dauch	42	Vice President, Financial Planning
George J. Dellas	60	Vice President, Quality Assurance & Customer Satisfaction
David J. Demos	52	Vice President, Investor Relations
Roy H. Langenbach	63	Vice President, Materials Management & Logistics
Allan R. Monich	49	Vice President, Manufacturing — Forging Division
Patrick J. Paige	38	Vice President, Human Resources
Daniel V. Sagady, P.E	53	Vice President, Engineering & Product Development
Abdallah F. Shanti	42	Vice President, Procurement, Information Technology & Chief Information Officer
Forest J. Farmer(1)	62	Director
Robert L. Friedman(2)	60	Director
Richard C. Lappin(1)	58	Director
B.G. Mathis(2)	70	Director
Larry W. McCurdy(3)	67	Director
Bret D. Pearlman(2)	36	Director
John P. Reilly(3)	59	Director
Thomas K. Walker(1)	62	Director

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

      Richard E. Dauch, age 60, is Co-Founder, Chairman of the Board & Chief Executive Officer, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since co-founding our Company in 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of our Company from 1994 through December 2000. Before March 1994, he spent 12 years with Chrysler Corporation (“Chrysler”). He left Chrysler in 1991 as Executive Vice President of Worldwide Manufacturing. Mr. Dauch is a retiree of Chrysler. Prior to joining Chrysler, Mr. Dauch served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch began his career with GM in 1964, where he progressed over the course of 12 years from a college-graduate-in-training to the youngest plant manager in Chevrolet’s history. He has received numerous honors, nationally and internationally, including being recognized in 1996 as the Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturer’s Association and the 1999 Michiganian of the Year by The Detroit News. He is on the board of directors of several manufacturing and civic organizations and has lectured extensively on the subjects of manufacturing and management. Mr. Dauch has authored a book, Passion for Manufacturing, which is distributed in 80 countries in several languages.

      Joel D. Robinson, age 59, was appointed President & Chief Operating Officer in January 2001. Prior to that, Mr. Robinson served as Executive Vice President — Operations & Chief Operating Officer (since August 1998) and Vice President, Manufacturing (since May 1997). Mr. Robinson joined our Company in March 1994 and has held various other positions including Executive Director of the GMT-800 program and Executive Director, Manufacturing Services. He began his career in the automotive industry at Ford Motor Company in 1963, where he held a series of technical and manufacturing management positions. Mr. Robinson also worked for American Motors Corporation, serving as Director of Vehicle Assembly, and later, at Chrysler Corporation, where he was responsible for all car body programs. Mr. Robinson has over 39 years of experience in the global automotive industry.

      Robin J. Adams, age 49, has been Executive Vice President — Finance & Chief Financial Officer since joining our Company in July 1999. Prior to joining our Company, he spent 13 years with Borg-Warner in various financial positions, including Vice President and Treasurer (Principal Financial Officer) from 1993 to 1999 and Assistant Treasurer from 1991 to 1993. He began his career in 1976 with Illinois Central Railroad Company, where he served in a variety of positions in accounting, finance and corporate planning, including Assistant Director of Corporate and Financial Planning. Mr. Adams has over 25 years of experience in the transportation industry, 16 of which is in the automotive industry, and is a certified public accountant.

      Patrick S. Lancaster, age 55, has been Group Vice President, Chief Administrative Officer & Secretary since January 2001. Prior to that, he was Vice President and Secretary (since March 2000), Vice President, General Counsel and Secretary (since November 1997) and General Counsel and Secretary (since June 1994). Mr. Lancaster worked at Fruehauf Trailer Corporation and its predecessor Company (from 1981 to 1994) where he last served as General Counsel and Assistant Secretary from March 1990 until he joined our Company. Mr. Lancaster is a member of the State Bar of Michigan.

      Yogendra (Yogen) N. Rahangdale, age 55, has been Group Vice President & Chief Technology Officer since January 2001. Prior to that, he served as Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998) and Director, Corporate Manufacturing Planning (since joining our Company in August 1995). Prior to joining our Company, Mr. Rahangdale spent 12 years with Chrysler Corporation in a variety of positions including Manager, Paint & Energy Management.

      Alan L. Shaffer, age 52, has been Senior Vice President, Sales, Marketing & Strategic Planning since September 2002. Prior to that, he served as Vice President, Manufacturing Services since joining our Company in October 2000. Prior to joining our Company, Mr. Shaffer was Executive Vice President of Eventory, Inc. in Bedford, Massachusetts since February 2000 and served as Group Vice President, Metalworking Technologies at Milacron, Inc. since 1986.

      Marion A. Cumo, age 60, has been Vice President, Program Management & Launch since September 2002. Prior to that, he was Vice President, Materials Management and Logistics (since May 1996) and Vice President, Quality Assurance and Customer Satisfaction (since joining our Company in March 1994). Prior to joining our Company, Mr. Cumo spent 11 years working as a manufacturing executive at Chrysler Corporation. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler, Mr. Cumo became president of Tri-County Chrysler Products in Peebles/ West Union, Ohio, and also worked as an automotive manufacturing consultant. Mr. Cumo began his career at GM and has over 36 years experience in the global automotive industry including positions with GM, Volkswagen of America and Chrysler.

      David C. Dauch, age 38, has been Vice President, Manufacturing — Driveline Division since January 2001. Prior to that, he was Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager. Mr. Dauch is a member of the Board of Directors of Collins & Aikman. David C. Dauch is a son of Richard E. Dauch.

      Richard F. Dauch, age 42, has been Vice President, Financial Planning since September 2002. Prior to that, he served as Vice President, Sales and Marketing (since January 2002); Vice President, Sales (since January 2001); Vice President, Manufacturing — Driveline Division (since July 1999); Vice President, Manufacturing (since August 1998); Director, Strategic and Capacity Planning (since February 1998) and Plant Manager, Detroit Gear & Axle Plant (since May 1996). Mr. Dauch joined our Company in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining our Company, Mr. Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from July 1992. Prior to his automotive career, Dauch served in the U.S. Army for eleven years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

      George J. Dellas, age 60, has been Vice President, Quality Assurance & Customer Satisfaction since May 1996. Prior to that, he was Vice President, Procurement and Material Management since joining our Company in March 1994. Prior to joining our Company, Mr. Dellas spent 12 years in executive positions of increasing responsibility at Chrysler Corporation from Plant Manager to Director. While serving as Plant Manger, he received the Productivity Medal from the United States Senate. Before leaving Chrysler in 1991, he served as the Director of Advanced Planning for the Assembly Division. Mr. Dellas has over 37 years experience in the global automotive industry including positions with GM, Volkswagen of America and Chrysler.

      David J. Demos, age 52, has been Vice President, Investor Relations since October 2002. Prior to that, he was Vice President; President and Chief Operating Officer of Colfor Manufacturing, Inc. (since July 2001); Vice President, Strategic Planning and Business Development (since March 2000); Vice President, Procurement (since August 1998); Vice President, Sales and Business Development (since November 1997); and Vice President, Sales (since May 1996). He also served as Executive Director, Sales and Marketing; and Director, Sales, Marketing and Planning. Prior to joining our Company in March 1994, Mr. Demos worked for GM for 21 years in various engineering, quality and sales positions in the United States and overseas. In his most recent position with GM, he was Chief Engineer of the Final Drive and Forge Business Unit of the Saginaw Division.

      Roy H. Langenbach, age 63, has been Vice President, Materials Management & Logistics since September 2002. Prior to that, he served as Vice President, Procurement (since April 2000), and Director, Materials Management since the formation of our Company in March 1994. Mr. Langenbach has over 38 years experience in the automotive industry. Prior to joining our Company, Mr. Langenbach served in a progression of manufacturing management positions at GM, Volkswagen of America, Ford Motor Company and Benteler Industries.

      Allan R. Monich, age 49, has been Vice President, Manufacturing — Forging Division since October 2001. Prior to that, he served as Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997); and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994. Prior to joining our Company in March 1994, he worked for GM for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

      Patrick J. Paige, age 38, has been Vice President, Human Resources since January 2003. Prior to that, he was Managing Director, Europe and President & Chief Executive Officer of our Albion Automotive (Holdings) Limited subsidiary (since December 2000); Director, Labor Relations (since September 1999); Director, Corporate Relations and Communications (since August 1998); Personnel Director for our Company’s Detroit Gear & Axle facility (since May 1996); and Corporate Counsel since joining our Company in August 1994. Prior to joining our Company, Mr. Paige was with Chrysler Corporation since 1987 where he held positions of increasing responsibility in the areas of manufacturing, personnel and, most recently, Office of General Counsel. Mr. Paige is a member of the State Bar of Michigan.

      Daniel V. Sagady, P.E., age 53, has been Vice President, Engineering & Product Development, since November 1997. Prior to that, he was Executive Director of Product Engineering (since May 1996) and Director of Product Engineering (since March 1994). He began his career at GM in 1967 and has spent over 35 years in the automotive industry with both Ford Motor Company and GM where he has held various positions in manufacturing, quality, testing and developmental engineering. Mr. Sagady is a licensed Professional Engineer.

      Abdallah F. Shanti, age 42, has been Vice President, Procurement, Information Technology & Chief Information Officer since September 2002. Prior to that, he was Executive Director, Information Technology & Chief Information Officer since joining our Company in December 1999. Mr. Shanti began his career with Electronic Data Systems Corporation in 1984 where he served in a variety of information technology leadership roles providing services for automotive and manufacturing corporations. He has over 19 years of experience in the global automotive industry including positions with GM, where he served most recently as General Director, Systems Engineering; LucasVarity PLC, where he served as Vice President, Global Information Technology; Perot Systems Corporation and Electronic Data Systems Corporation.

Part II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 42, section entitled “Financials — Notes to Consolidated Financial Statements, Note 12 — Unaudited Quarterly Financial and Market Data.”

Item 6.	Selected Consolidated Financial Data

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, page 45, section entitled “Eight Year Financial Summary.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 16-26, section entitled “Financials — Management’s Discussion and Analysis.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, pages 23-24, section entitled “Financials — Management’s Discussion and Analysis — Market Risk.”

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

      The information required by Item 10 regarding directors is incorporated by reference from the information in the sections entitled “Nominees for Class I Directors,” “Returning Members of the Board of Directors,” and “Security Ownership of AAM Directors & Officers and Certain Beneficial Owners of AAM Stock” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2003 (“Proxy Statement”), which is being filed on March 21, 2003.

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

Item 12.	Common Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of		Number of securities
	securities to be	Weighted —	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	8,907,790	$10.61	3,819,546
Equity compensation plans not approved by security holders	—	—	—

Total	8,907,790	$10.61	3,819,546

      The information in the section entitled “Security Ownership of AAM Directors & Officers and Beneficial Owners of AAM Stock” is incorporated by reference from our Proxy Statement.

      Recent Developments. In January 2003, we filed a shelf registration statement with the Securities and Exchange Commission with respect to possible secondary sales of approximately 14 million shares of common stock. Blackstone owns all of the 14 million shares covered by this registration statement. We did not sell any shares and did not receive any proceeds from this shelf registration statement.

      The shelf registration statement provides that Blackstone may, from time to time, sell its shares in negotiated transactions directly with purchasers in block or other institutional trades or through one or more underwritten public offerings. We will not sell any shares and will not receive any proceeds from subsequent transactions related to this shelf registration statement. Prior to the filing of this registration statement, Blackstone’s beneficial ownership of our common stock was approximately 26%. Assuming the sale of all of the shares that were registered, Blackstone will no longer be a beneficial owner of any of our common stock.

Item 13. Certain Relationships and Related Transactions

      The information from Exhibit 13 to this Form 10-K, Annual Report, page 41, section entitled “Financials — Notes to Consolidated Financial Statements, Note 10 — Related Party Transactions” and the information in the section entitled “Other Information” in our Proxy Statement is incorporated by reference.

      David C. Dauch is a son of Richard E. Dauch, AAM’s Co-Founder, Chairman of the Board & Chief Executive Officer. David C. Dauch is currently Vice President, Manufacturing — Driveline Division and served in such position throughout 2002. AAM expects that David C. Dauch will remain an employee of AAM. His total compensation from AAM during 2002 was $1,534,656, which included income realized from the exercise of vested stock options during 2002.

      Richard F. Dauch is a son of Richard E. Dauch, AAM’s Co-Founder, Chairman of the Board & Chief Executive Officer. Richard F. Dauch is currently Vice President, Financial Planning and has held such position since September 2002. Prior to that, he served as Vice President, Sales and Marketing throughout 2002 until September 2002. AAM expects that Richard F. Dauch will remain an employee of AAM. His total compensation from AAM during 2002 was $1,019,216, which included income realized from the exercise of vested stock options during 2002.

      Robert W. Mathis is the son of B.G. Mathis, a member of the AAM Board of Directors. Robert W. Mathis became Director, Safety, Medical, Environmental & Security, in January 2003, and currently holds such position. Prior to that, he was Manager Human Resources Operations for all of 2002. AAM expects that Robert W. Mathis will remain an employee of AAM. His total compensation from AAM during 2002 was $186,378, which included income realized from the exercise of vested stock options during 2002.

      Anthony C. Robinson is the son of Joel D. Robinson, President & Chief Operating Officer of AAM. Anthony C. Robinson is currently Manager Activity Based Costing and held such position for all of 2002. AAM expects that Anthony C. Robinson will remain an employee of AAM. His total compensation from AAM during 2002 was $111,791.

      M. Ben Siniora is the brother-in-law of Abdallah Shanti, Vice President, Procurement, Information Technology & Chief Information Officer for AAM. M. Ben Siniora became Manager Information Technology in October 2002, and currently holds such position. Prior to that, he was Manager Information Technology Operations for the balance of 2002. AAM expects that M. Ben Siniora will remain an employee of AAM. His total compensation from AAM during 2002 was $79,823.

Item 14. Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) within the 90-day period preceding the filing of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Exchange Act filings.

      There have been no significant changes to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

           1. Exhibits

See Item (c) below.

2. Schedule II — Valuation and Qualifying Accounts

The report of Deloitte & Touche LLP, independent auditors, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

All other schedules have been omitted because they are not applicable or not required.

      (b) Report on Form 8-K

In consideration of our secondary offering of common stock, we filed a Current Report on Form 8-K on March 12, 2002 for the purpose of filing our audited consolidated financial statements for the years ended December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999; Management’s Discussion and Analysis for the year ended December 31, 2001; and Selected Consolidated Financial and Other Data for the year ended December 31, 2001 (“Seven Year Financial Summary”).

On June 27, 2002, the Securities and Exchange Commission issued an Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. On August 1, 2002, we filed a Current Report on Form 8-K for the purpose of filing the sworn statements of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer, and Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer pursuant to such Order.

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
(Incorporated by reference to Exhibit 10.02(e) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-(Registration No. 333-53491))
††10.02(f)	Amended and Restated Memorandum of Understanding (“MOU”), dated September 2, 1997, between AAM, Inc. and GM
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
††10.04	AAM/ GMCL Supply Agreement dated February 17, 1994 (“AAM/ GMCL Supply Agreement”) by and between AAM, Inc. and GMCL
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

Number	Description of Exhibit

10.09	Nonqualified Stock Option Agreement, dated October 30, 1997, between AAM, Inc. and Dauch
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
10.16	AAM Master Trust Pooling Agreement, dated as of October 29, 1997, among AAM Receivables Corp. (“AAM Receivables”), the Company, as Servicer, and The Chase Manhattan Bank, as Trustee
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
10.43	Restatement of the American Axle & Manufacturing, Inc. Personal Savings Plan for Hourly-Rate Associates dated September 27, 2001
(Incorporated by reference to Exhibit 10.01 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466)

Number	Description of Exhibit

10.44	Restatement of the American Axle & Manufacturing, Inc. Salaried Savings Plan dated September 27, 2001
(Incorporated by reference to Exhibit 10.02 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466)
10.45	Amendment No. 1 to the 1999 American Axle & Manufacturing of Michigan, Inc. Stock Incentive Plan
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
††10.47	Agreement dated as December 21, 2001 by and between General Motors Corporation and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)
10.48	Amendment to Monitoring Agreement Dated As of October 29, 1997
(Incorporated by reference to Exhibit 10.48 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)
‡10.49	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between American Axle & Manufacturing Holdings, Inc., a Delaware corporation and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)
10.50	Amendment No. 6 and Agreement dated May 8, 2002 to the Credit Agreement, as amended
(Incorporated by reference to Exhibit 10.50 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2002)
*12	Statement of Computation of Ratio of Earnings to Fixed Charges
*13	Annual Report to Stockholders for the year ended December 31, 2002, pages 16 — 42 and page 45, sections entitled “Financials — Management’s Discussion and Analysis,” “Financials — Consolidated Financial Statements,” “Financials — Notes to Consolidated Financial Statements” and “Eight Year Financial Summary” **
*21	Subsidiaries of the Company
*23	Consent of Deloitte & Touche LLP

Number	Description of Exhibit

*99.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification of Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Signature	Title	Date

/s/ RICHARD E. DAUCH Richard E. Dauch	Co-Founder, Chairman of the Board of Directors & Chief Executive Officer	March 21, 2003

/s/ ROBIN J. ADAMS Robin J. Adams	Executive Vice President — Finance & Chief Financial Officer	March 21, 2003

/s/ FOREST J. FARMER Forest J. Farmer	Director	March 21, 2003

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director	March 21, 2003
/s/ RICHARD C. LAPPIN Richard C. Lappin	Director	March 21, 2003

/s/ B.G. MATHIS B.G. Mathis	Director	March 21, 2003

/s/ LARRY W. MCCURDY Larry W. McCurdy	Director	March 21, 2003

/s/ BRET D. PEARLMAN Bret D. Pearlman	Director	March 21, 2003

/s/ JOHN P. REILLY John P. Reilly	Director	March 21, 2003

/s/ THOMAS K. WALKER Thomas K. Walker	Director	March 21, 2003

CERTIFICATIONS

      I, Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of American Axle & Manufacturing Holdings, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By:	/s/ RICHARD E. DAUCH

Richard E. Dauch
Co-Founder, Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

      I, Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of American Axle & Manufacturing Holdings, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By:	/s/ ROBIN J. ADAMS

Robin J. Adams
Executive Vice President — Finance & Chief Financial Officer
(Principal Financial Officer)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions –
	Balance at	Charged to	Deductions –		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period

	(In millions)
Year Ended December 31, 2000:
Allowance for doubtful accounts	$11.4	0.8	0.2	(1)	$12.0
Valuation allowance for deferred taxes	33.4	1.5	6.2	(2)	28.7
Inventory valuation allowance	34.7	6.8	14.2	(3)	27.3
LIFO reserve	7.8	1.3	—		9.1

Year Ended December 31, 2001:
Allowance for doubtful accounts	12.0	5.0	4.3	(1)	12.7
Valuation allowance for deferred taxes	28.7	5.1	2.8	(2)	31.0
Inventory valuation allowance	27.3	8.9	11.7	(3)	24.5
LIFO reserve	9.1	0.2	—		9.3

Year Ended December 31, 2002:
Allowance for doubtful accounts	12.7	5.2	12.5	(1)	5.4
Valuation allowance for deferred taxes	31.0	23.4	12.8	(2)	41.6
Inventory valuation allowance	24.5	6.6	8.9	(3)	22.2
LIFO reserve	9.3	1.3	—		10.6

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (principally related to acquired foreign NOLs and capital allowance carryforwards).

(3)	Inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

      For further information regarding our valuation allowances, see Exhibit 13 to this Form 10-K, Annual Report, pages 16-26, section entitled “Financials — Management’s Discussion and Analysis.”

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Axle & Manufacturing Holdings, Inc.:

      We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and its subsidiaries (“AAM”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 22, 2003, which report includes an explanatory paragraph relating to AAM’s change in method of accounting for goodwill in 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of AAM, listed in Item 15. This financial statement schedule is the responsibility of AAM’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

January 22, 2003