Form 10-Q
period 2003-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2003-05-12
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(313) 974-2000

(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒     No   ☐

     As of May 5, 2003, the latest practicable date, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 49,998,908 shares.

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

CAUTIONARY STATEMENTS
PART I. FINANCIAL INFORMATION
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-12.01 Computation of Ratio of Earnings
EX-99.1 Certification of Richard E. Dauch
EX-99.2 Certifcation of Robin J. Adams

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe and South America);

•	reduced demand for our customers’ products, particularly light trucks and sport-utility vehicles (“SUVs”) produced by General Motors Corporation (“GM”) and DaimlerChrysler AG’s (“DaimlerChrysler”) heavy-duty Dodge Ram full-size pickup trucks (“Dodge Ram program”);

•	reduced purchases of our products by GM, DaimlerChrysler or other customers;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our ability to attract and retain key associates;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	risks of noncompliance with environmental regulations;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations); and

•	other unanticipated events and conditions that may hinder our ability to compete.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,

	2003	2002

	(In millions, except per share data)
Net sales	$975.3	$859.2
Cost of goods sold	830.6	740.5

Gross profit	144.7	118.7
Selling, general and administrative expenses	48.9	46.2

Operating income	95.8	72.5
Net interest expense	(12.5)	(11.6)
Other expense, net	(0.3)	(0.3)

Income before income taxes	83.0	60.6
Income taxes	29.0	21.8

Net income	$54.0	$38.8

Basic earnings per share	$1.08	$0.82

Diluted earnings per share	$1.02	$0.75

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4.6	$9.4
Accounts receivable, net	436.9	335.7
Inventories, net	154.8	174.6
Prepaid expenses and other	33.7	37.3
Deferred income taxes	9.5	9.1

Total current assets	639.5	566.1
Property, plant and equipment, net	1,575.3	1,553.5
Deferred income taxes	2.5	10.9
Goodwill	150.2	150.2
Other assets and deferred charges	53.2	55.0

Total assets	$2,420.7	$2,335.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352.5	$327.5
Accrued compensation and benefits	117.5	157.2
Other accrued expenses	53.0	50.5

Total current liabilities	523.0	535.2
Long-term debt	754.9	734.1
Deferred income taxes	56.1	52.0
Postretirement benefits and other long-term liabilities	326.2	310.8

Total liabilities	1,660.2	1,632.1
Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	281.0	279.0
Retained earnings	538.3	484.3
Treasury stock at cost, 0.1 million shares	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustment	(51.2)	(51.2)
Foreign currency translation adjustments	(6.9)	(6.8)
Unrecognized loss on derivatives	(0.5)	(1.5)

Total stockholders’ equity	760.5	703.6

Total liabilities and stockholders’ equity	$2,420.7	$2,335.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31

	2003	2002

	(In millions)
Operating activities:
Net income	$54.0	$38.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.0	32.1
Deferred income taxes	11.8	8.0
Pensions and other postretirement benefits, net of contributions	13.3	(1.3)
Loss on retirement of equipment	0.8	0.8
Changes in operating assets and liabilities:
Accounts receivable	(101.5)	(68.0)
Inventories	19.7	11.9
Accounts payable and accrued expenses	(17.3)	19.6
Other assets and liabilities	15.5	6.4

Net cash provided by operating activities	36.3	48.3

Investing activities:
Purchases of property, plant and equipment	(59.4)	(64.7)
Purchase buyouts of leased equipment	(3.0)	(5.1)

Net cash used in investing activities	(62.4)	(69.8)

Financing activities:
Net borrowings under revolving credit facilities	45.7	12.5
Payments of long-term debt and capital lease obligations	(24.6)	(1.9)
Employee stock option exercises	0.2	3.0

Net cash provided by financing activities	21.3	13.6

Net decrease in cash and cash equivalents	(4.8)	(7.9)
Cash and cash equivalents at beginning of period	9.4	12.3

Cash and cash equivalents at end of period	$4.6	$4.4

Supplemental cash flow information:
Interest paid	$20.8	$23.5
Income taxes paid, net of refunds	$(0.6)	$6.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1.   Organization and Basis of Presentation

     Organization. American Axle & Manufacturing Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, “we,” “our,” “us” or “AAM”), is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and modules for light trucks, SUVs and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (“U.S.”) (in Michigan, New York and Ohio), we have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

     Basis of Presentation. We have prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These condensed consolidated financial statements are unaudited but include all adjustments which we consider necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

     The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

     For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on
Form 10-K for the year ended December 31, 2002 (“Annual Report”).

2.   Inventories

     We state our inventories at the lower of cost or market. The cost of our U.S. inventories is determined principally using the last-in, first-out method (“LIFO”). The cost of our foreign inventories and all of our indirect inventories is determined principally using the first-in, first-out method (“FIFO”). We classify indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Inventories consist of the following:

	March 31,	December 31,
	2003	2002

	(In millions)
Raw materials and work-in-process	$160.2	$181.5
Finished goods	26.5	25.9

Gross inventories	186.7	207.4
LIFO reserve	(10.6)	(10.6)
Other inventory valuation reserves	(21.3)	(22.2)

Inventories, net	$154.8	$174.6

3.   Long-Term Debt

     Long-term debt consists of the following:

	March 31,	December 31,
	2003	2002

	(In millions)
Bank Credit Facilities:
Revolver	$—	$—
Term Loan	349.0	372.0

Total Bank Credit Facilities	349.0	372.0
Receivables Facility	80.0	30.0
9.75% Notes, net of discount	298.6	298.6
Capital leases and other debt agreements	27.3	33.5

Long-term debt	$754.9	$734.1

     In March 2003, we entered into an additional $10.0 million uncommitted money market line of credit, increasing our total availability under such uncommitted facilities to $34.0 million. At March 31, 2003, $3.0 million was outstanding and $31.0 million was available under these uncommitted bank credit lines.

     The weighted average interest rate of our long-term debt outstanding was 5.6% at March 31, 2003 as compared to 5.8% at December 31, 2002.

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

     We have sufficient availability to refinance all current maturities of long-term debt through the Bank Credit Facilities, the Receivables Facility and the Money Market Lines and have, therefore, classified such obligations as long-term debt at March 31, 2003.

4.   Earnings Per Share (“EPS”)

     The following table sets forth the computation of basic and diluted EPS:

	Three months ended
	March 31,
	2003	2002

	(In millions, except per share data)
Numerator:
Net Income	$54.0	$38.8

Denominators:
Basic shares outstanding - Weighted-average shares outstanding	49.9	47.3
Effect of dilutive securities:
Dilutive stock options	3.0	4.5

Diluted shares outstanding - Adjusted weighted-average shares after assumed conversions	52.9	51.8

Basic EPS	$1.08	$0.82

Diluted EPS	$1.02	$0.75

5.   Comprehensive Income

     Comprehensive income consists of the following:

	Three months ended
	March 31,
	2003	2002

	(In millions)
Net income	$54.0	$38.8
Unrecognized gain on derivatives, net of tax	1.0	0.4
Foreign currency translation adjustments, net of tax	(0.1)	(0.2)

Comprehensive income	$54.9	$39.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   Stock-Based Compensation

     As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” we account for our employee stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Although it is our practice to grant options with no intrinsic value, we measure compensation cost as the excess, if any, of the market price of our common stock at the date of grant over the amount our associates must pay to acquire the stock.

     Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

		Three months ended
		March 31,
		2003	2002

		(In millions, except per share data)
	Net income, as reported	$54.0	$38.8
Deduct:	Total employee stock option expense determined
	under the fair value method, net of related tax effects	(3.3)	(2.3)

	Pro forma net income	$50.7	$36.5

	Basic EPS, as reported	$1.08	$0.82

	Basic EPS, pro forma	$1.02	$0.77

	Diluted EPS, as reported	$1.02	$0.75

	Diluted EPS, pro forma	$0.97	$0.71

     We estimated the fair value of our employee stock options granted in the first quarter of 2003 and the first quarter of 2002 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Assumptions:
Expected volatility	47.55%	53.79%
Risk-free interest rate	3.50%	4.60%
Dividend yield	None	None
Expected life of option	7 years	7 years
Weighted average grant-date fair value	$12.69	$14.51

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   Insurance Settlement

     As explained more fully in our Annual Report, a fire occurred on July 14, 2002 at our forge operations in Detroit. There were no resulting injuries and the fire did not affect our ability to meet customer demand. Our insurance policies provide coverage for damage for property destroyed and incremental costs incurred to maintain continuity of supply.

     At March 31, 2003, we had $7.9 million of accounts receivable related to this insurance settlement as compared to $9.0 million at year-end 2002. The insurance settlement proceedings are ongoing as planned and we anticipate final settlement of this claim to occur in 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This management’s discussion and analysis (“MD&A”) should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2002.

     Unless the context otherwise requires, references to “we,” “our,” “us” or “AAM” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (“Holdings”), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (“AAM Inc.”), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no other subsidiaries other than AAM Inc.

COMPANY OVERVIEW

     We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and modules for light trucks, SUVs and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the U.S. (in Michigan, New York and Ohio), we have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

     We are the principal supplier of driveline components to GM for its rear-wheel drive (“RWD”) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in the first quarter of 2003. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts with GM (“LPCs”), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC.

     We sell most of our products under long-term contracts with prices established at the time the contracts were entered into. Some of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to negotiate price increases for engineering changes. Price reductions under long-term contracts are a common practice in the automotive industry. We do not believe that price reductions offered to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through purchased material cost reductions and other productivity improvements.

     Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will compete for future GM business upon the termination of the LPCs or the CSA.

     Sales to GM increased approximately 5% to $805.7 million in the three months ended March 31, 2003 (“first quarter of 2003”) as compared to $763.9 million in the three months ended March 30, 2002 (“first quarter of 2002”). Sales to GM represented approximately 83% of our total net sales in the first quarter of 2003 as compared to 89% in the first quarter of 2002 and 86% for the full year 2002.

     We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, The Volvo Group, PACCAR Inc. and other original equipment manufacturers (“OEMs”) and Tier I supplier companies such as Delphi Corporation, Dana Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased approximately 78% to $169.6 million in the first quarter of 2003 as compared to $95.3 million in the first quarter of 2002. This significant growth in sales to customers other than GM was primarily due to our successful launch in the second half of 2002 of new driveline system products to support the Dodge Ram program partially offset by a reduction in sales to Visteon Corporation. As a result of the Dodge Ram program, we expect our sales to DaimlerChrylser to be approximately 10% of our total net sales in 2003 as compared to approximately 4% in 2002 and less than 1% in 2001 and all previous years.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Net Sales. Net sales increased to $975.3 million in the first quarter of 2003 as compared to $859.2 million in the first quarter of 2002. This 13.5% increase in sales in the first quarter of 2003 compares to an estimated 2% increase in North American light vehicle production and a 13% increase in GM light truck production. Sales were positively impacted by the launch of the HUMMER H2 in the third quarter of 2002 offset by a reduction in sales to Visteon Corporation, the end of our supply contract related to certain products supporting GM’s full-size van platform and the discontinuance of the Pontiac Firebird/Chevrolet Camaro program. A 78% increase in sales to customers other than GM also positively impacted our sales growth in the first quarter of 2003 primarily due to our new driveline system products supporting the Dodge Ram program.

     Our content-per-vehicle (as measured for our products supporting GM’s North American light truck platforms and the DaimlerChrysler Dodge Ram platform) increased approximately 3% to $1,164 in the first quarter of 2003 as compared to $1,135 in the first quarter of 2002. The penetration rate of our 4WD/AWD systems increased to 61.4% in the first quarter of 2003 as compared to 59.4% in the first quarter of 2002. We benefit from increased 4WD/AWD penetration because we are able to sell two axles on a 4WD/AWD vehicle versus one on a traditional light truck or SUV. These gains were primarily a result of our new driveline system products supporting the Dodge Ram program and the HUMMER H2.

     Gross Profit. Gross profit increased approximately 22% to $144.7 million in the first quarter of 2003 as compared to $118.7 million in the first quarter of 2002. Gross margin increased to 14.8% of sales in the first quarter of 2003 as compared to 13.8% in the first quarter of 2002. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs. These productivity gains were partially offset by a $3.5 million charge associated with a one-time lump sum early retirement payment accepted by approximately 100 associates in the first quarter of 2003.

     Selling, General and Administrative Expenses (“SG&A”). SG&A, including research and development (“R&D”), increased to $48.9 million or 5.0% of net sales in the first quarter of 2003 as compared to $46.2 million or 5.4% of net sales in the first quarter of 2002. The increase in

SG&A was a result of increased R&D and higher profit-sharing accruals resulting from our increased profitability as compared to the first quarter of 2002.

     R&D spending increased approximately 12% to $15.4 million in the first quarter of 2003 as compared to $13.7 million in the first quarter of 2002. The focus of this increasing investment continues to be our R&D initiatives in fuel economy, customer satisfaction and meeting marketplace needs. Through these initiatives, the development of new product, process and systems technologies to improve the efficiency and flexibility of our operations allows us to continue to deliver innovative new products, modules and integrated driveline systems to our customers. Examples of such new products include our family of power transfer units developed for AWD passenger cars and the growing crossover vehicle segment, our torque biasing differentials, which operate mechanically or electronically, and our chassis modules, which represent the latest in OEM assembly plant efficiency by utilizing just four bolts to install the pre-assembled chassis module (consisting of the driveline components, the suspension components and the sub frame or cradle) in the vehicle without changes to the vehicle frame. As a result of our commitment to these types of R&D initiatives, we generated more than 79% of our total sales in the first quarter of 2003 from new axle and related powertrain system components introduced by us since July 1998.

     Operating Income. Operating income increased approximately 32% to $95.8 million in the first quarter of 2003 as compared to $72.5 million in the first quarter of 2002. Operating margin increased to 9.8% in the first quarter of 2003 as compared to 8.4% in the first quarter of 2002. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit and gross margin, partly offset by higher SG&A expenses.

     Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”). EBITDA increased approximately 30% to $135.7 million in the first quarter of 2003 as compared to $104.5 million in the first quarter of 2002. EBITDA margin increased to 13.9% in the first quarter of 2003 as compared to 12.2% in the first quarter of 2002. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit and gross margin, partly offset by higher SG&A expenses.

     The following table summarizes the calculation of EBITDA for each period presented:

	Three months ended
	March 31,

	2003	2002

	(In millions)
Net income	$54.0	$38.8
Interest expense	12.7	11.8
Income taxes	29.0	21.8
Depreciation and amortization	40.0	32.1

EBITDA (1)	$135.7	$104.5

(1)	We believe that EBITDA is a meaningful measure of performance as it is commonly utilized in our industry to analyze operating performance, liquidity and entity valuation. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by accounting principles generally accepted in the United States of America. Other companies may calculate EBITDA differently.

     Net Interest Expense. Net interest expense was $12.5 million in the first quarter of 2003 as compared to $11.6 million in the first quarter of 2002. Gross interest expense decreased as a result of lower average interest rates in effect during the first quarter 2003 and lower average outstanding borrowings. However, capitalized interest was $2.1 million less in the first quarter of 2003 as compared to the first quarter of 2002 due to the impact of lower capital spending levels. The net impact of these factors resulted in higher net interest expense in the first quarter of 2003.

     Income Tax Expense. Income tax expense was $29.0 million in the first quarter of 2003 as compared to $21.8 million in the first quarter of 2002. Our effective income tax rate was 35.0% in the first quarter of 2003, 36.0% in the first quarter of 2002 and 35.7% for the full-year 2002. The decrease in our effective tax rate from year-end 2002 was primarily due to realization of state tax credits offset by a reduction in Federal tax credits.

     Net Income and Earnings Per Share. Net income increased approximately 39% to $54.0 million in the first quarter of 2003 as compared to $38.8 million in the first quarter of 2002. Diluted earnings per share increased to $1.02 in the first quarter of 2003 as compared to $0.75 in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, service debt and support working capital requirements in our business. We rely principally upon operating cash flow and borrowings under our primary bank credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our projected capital expenditures, debt service obligations and working capital requirements in the foreseeable future.

     Cash Flow from Operations. Net cash provided by operating activities was $36.3 million in the first quarter of 2003 as compared to $48.3 million in the first quarter of 2002. Our operating cash flow before changes in operating assets and liabilities generated $41.5 million of additional operating cash flow in the first quarter of 2003 as compared to the first quarter of 2002. Seasonal increases in working capital requirements, which are typical in the first quarter due to higher production levels and annual profit sharing payouts, more than offset the cash flow improvement related to our higher earnings in the first quarter of 2003.

     The net cash impact associated with our pension and postretirement benefit plans increased to a source of cash of $13.3 million in the first quarter of 2003 as compared to a use of cash of $1.3 million in the first quarter of 2002. This increase in cash flow reflects an increase in our book expense in 2003, as well as a reduction in the funding of our pension liabilities to $10.1 million in the first quarter of 2003 as compared to $15.0 million in the first quarter of 2002.

     Accounts receivable increased $101.2 million at March 31, 2003 as compared to year-end 2002. This increase was primarily due to increased sales activity in February and March of 2003 as compared to November and December of 2002. Our accounts receivable allowance was $7.5 million at March 31, 2003 as compared to $5.4 million at year-end 2002. The increase in our accounts receivable allowance in the first quarter of 2003, which resulted from our quarterly process of evaluating the probability of collection of our aged accounts receivables, relates principally to losses anticipated on the settlement of certain specific uncollected customer balances.

     Inventories at March 31, 2003 reflect decreases as compared to year-end 2002 levels primarily due to a more efficient use of our raw materials and work in process and the usage and disposal of excess indirect inventory. There were no significant changes in our inventory valuation allowances in the first quarter of 2003.

     The most significant factor contributing to our increased funding of accounts payable and other accrued expenses, which was a use of cash of $17.3 million in the first quarter of 2003 as compared to a source of cash of $19.6 million in the first quarter of 2002, was the higher profit sharing payouts in the first quarter of 2003 resulting from our increased profitability in 2002.

     Investing Activities. Capital expenditures were $59.4 million in the first quarter of 2003 as compared to $64.7 million in the first quarter of 2002. We expect our capital spending to be between $225 million and $250 million in 2003, which is a normalized level of capital investment for us because we have substantially completed the process of rebuilding our facilities to support our long-term production requirements.

     Our largest capital projects in 2003 include expenditures to support the model year 2004 launch of the all-new GM mid-sized pickup trucks (Chevrolet Colorado and GMC Canyon), construction of our new world headquarters in Detroit, Michigan and the expansion of our Technical Center in Rochester Hills, Michigan. In 2003, we will also make our initial investments for equipment to support the launch of an all-new 2005 model year SUV, continue to support new production programs and facility expansion projects at AAM do Brasil and to increase capacity and fund productivity programs in Detroit and Guanajuato Gear & Axle in support of both GM and DaimlerChrysler.

     Financing Activities. Net cash provided by financing activities was $21.3 million in the first quarter of 2003 as compared to $13.6 million in the first quarter of 2002. Total long-term debt outstanding increased $20.8 million in the first quarter of 2003 to $754.9 million as compared to $734.1 million at year-end 2002. As more fully described above, an increased investment in working capital, which is typical for the first quarter due to seasonal differences in customer production schedules and annual profit sharing payouts, was the primary reason our capital investments exceeded cash provided by operating activities and resulted in higher borrowings at March 31, 2003. We expect strong cash flow performance for the remaining three quarters of 2003 to result in at least $200 million of cash available to reduce outstanding borrowings by year-end 2003.

     Under the terms of the Bank Credit Facilities, we are subject to mandatory prepayment terms if our annual operating cash flows exceed amounts required to meet our current debt service and capital expenditure obligations. Based on the applicable covenant formula specified in the Bank Credit Facilities, we made a mandatory, forward-order prepayment of $23.0 million on March 31, 2003. After reflecting this prepayment, $349.0 million was outstanding under the Bank Credit Facilities at March 31, 2003, all of which was drawn on the Term Loan, and we had additional borrowing capacity of $378.8 million under the Revolver.

     At March 31, 2003, $80.0 million was outstanding and an additional $73.0 million was available to us under the Receivables Facility.

     In March 2003, we entered into an additional $10.0 million uncommitted money market line of credit, increasing our total availability under such uncommitted facilities to $34.0 million. At March 31, 2003, $3.0 million was outstanding and $31.0 was available under these uncommitted bank credit lines.

     The weighted average interest rate of our long-term debt outstanding was approximately 5.6% at March 31, 2003 as compared to approximately 5.8% at December 31, 2002.

     Off-Balance Sheet Financing and Contractual Obligations. Our off-balance sheet financing relates principally to operating leases for certain facilities and manufacturing machinery and equipment. Pursuant to these operating leases, most of which were initiated prior to year-end 1999, we have the opportunity to purchase underlying machinery and equipment at specified buy-out dates. We exercised our purchase options for $3.0 million of such lease buy-outs in the first quarter of 2003 as compared to $5.1 million in the first quarter of 2002 and $45.2 million for the full-year 2002. The manufacturing equipment purchased in these transactions in 2003 was originally sold under sale-leaseback agreements in 1996. Remaining lease renewal or repurchase options are approximately $106 million in 2006.

     The following table summarizes our payments due on our contractual obligations(1):

	Long-term debt
	and capital lease	Operating	Purchase	Total contractual
	obligations	leases	commitments	obligations

2003 (2)	$88.1	$27.7	$87.5	$203.3
2004	0.3	26.5	—	26.8
2005	174.1	28.2	—	202.3
2006	190.8	29.0	—	219.8
2007	0.1	28.9	—	29.0
2008	0.1	29.7	—	29.8
Thereafter	301.4	38.7	—	340.1

	$754.9	$208.7	$87.5	$1,051.1

(1)	This table excludes the options to purchase equipment under operating leases at the end of the contractual lease terms.

(2)	2003 represents our contractual obligations from April 1, 2003 to December 31, 2003.

INSURANCE SETTLEMENT

     As explained more fully in our Annual Report, a fire occurred on July 14, 2002 at our forge operations in Detroit. There were no resulting injuries and the fire did not affect our ability to meet customer demand. Our insurance policies provide coverage for damage for property destroyed and incremental costs incurred to maintain continuity of supply.

     At March 31, 2003, we had $7.9 million of accounts receivable related to this insurance settlement as compared to $9.0 million at year-end 2002. The insurance settlement proceedings are ongoing as planned, and we anticipate final settlement of this claim to occur in 2003.

CYCLICALITY AND SEASONALITY

     Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Our business is also moderately seasonal as our major OEM customers historically have a two-week shutdown of operations in July and an approximate one-week shutdown in December. In addition, our OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Accordingly, our third quarter and fourth quarter results may reflect these trends.

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

EFFECT OF NEW ACCOUNTING STANDARDS

     FASB Statement No. 146. On January 1, 2003, we adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FASB Statement No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The main objective of FASB Statement No. 146 is to clarify the requirements for recognition of a liability for costs associated with an exit or disposal activity. FASB Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FASB Statement No. 146 did not have any impact on our results of operations or financial position in the first quarter of 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

     Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks. We had currency forward contracts with a notional amount of approximately $9.0 million outstanding at March 31, 2003. Future business operations and opportunities, including the expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

     Interest Rate Risk. We are exposed to variable interest rates on our Bank Credit Facilities, the Receivables Facility and a portion of our sale-leaseback financing. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16.5% of our weighted average interest rate at December 31, 2002) on our long-term debt outstanding at year-end 2002 would be approximately $3.9 million.

     At year-end 2002, we had hedged a portion of our interest rate risk by entering into interest rate swaps with a notional amount of approximately $37.1 million. These interest rate swaps convert variable financing based on 3-month LIBOR rates into fixed U.S. dollar rates varying from 6.88% to 6.96%. We have designated the interest rate swaps as effective cash flow hedges of the related debt and lease obligations and, accordingly, we have reflected the net cost of such agreements as an adjustment to interest expense over the lives of the debt and lease agreements.

Item 4.     Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90-day period preceding the filing of this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Exchange Act filings.

     There have been no significant changes to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC. (Registrant)

Date: May 12, 2003	By: /s/ Robin J. Adams Robin J. Adams Executive Vice President — Finance & Chief Financial Officer (also in the capacity of Chief Accounting Officer)

CERTIFICATIONS

I, Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of American Axle & Manufacturing Holdings, Inc;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 12, 2003

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

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 12, 2003

By: /s/ Robin J. Adams
Robin J. Adams
Executive Vice President — Finance & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description of Exhibit	Page

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	23

*99.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

*99.2	Certification of Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

(All other exhibits are not applicable.)

*	Filed herewith