Form 10-Q
period 2003-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2003-08-01
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	36-3161171 (I.R.S. Employer
incorporation or organization)	Identification No.)

1840 Holbrook Avenue, Detroit, Michigan	48212-3488

(Address of principal executive offices)	(Zip Code)

        (313) 974-2000
(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X    No

     As of July 28, 2003, the latest practicable date, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 51,648,247 shares.

Website Access to Reports

     American Axle & Manufacturing Holdings, Inc.’s internet website is www.aam.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as well as beneficial ownership reports filed under Section 16(a) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In millions, except per share data)
Net sales	$913.6	$881.3	$1,888.9	$1,740.5
Cost of goods sold	775.8	749.8	1,606.4	1,490.3

Gross profit	137.8	131.5	282.5	250.2
Selling, general and administrative expenses	48.5	44.5	97.4	90.7

Operating income	89.3	87.0	185.1	159.5
Net interest expense	(12.0)	(12.2)	(24.5)	(23.8)
Other income, net	1.2	1.1	0.9	0.8

Income before income taxes	78.5	75.9	161.5	136.5
Income taxes	27.5	27.3	56.5	49.1

Net income	$51.0	$48.6	$105.0	$87.4

Basic earnings per share	$1.01	$1.01	$2.09	$1.83

Diluted earnings per share	$0.97	$0.92	$2.00	$1.68

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$33.8	$9.4
Accounts receivable, net	390.8	335.7
Inventories, net	160.2	174.6
Prepaid expenses and other	30.8	37.3
Deferred income taxes	14.9	9.1

Total current assets	630.5	566.1

Property, plant and equipment, net	1,591.2	1,553.5
Deferred income taxes	6.2	10.9
Goodwill	150.2	150.2
Other assets and deferred charges	51.9	55.0

Total assets	$2,430.0	$2,335.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332.8	$327.5
Accrued compensation and benefits	127.7	157.2
Other accrued expenses	58.3	50.5

Total current liabilities	518.8	535.2

Long-term debt	670.3	734.1
Deferred income taxes	73.7	52.0
Post-retirement benefits and other long-term liabilities	334.7	310.8

Total liabilities	1,597.5	1,632.1

Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	300.6	279.0
Retained earnings	589.3	484.3
Treasury stock at cost, 0.1 million shares	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustment	(51.2)	(51.2)
Foreign currency translation adjustments	(5.4)	(6.8)
Unrecognized loss on derivatives	(0.6)	(1.5)

Total stockholders’ equity	832.5	703.6

Total liabilities and stockholders’ equity	$2,430.0	$2,335.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2003	2002

	(In millions)
Operating activities:
Net income	$105.0	$87.4
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	80.4	66.3
Deferred income taxes	20.5	18.3
Pensions and other postretirement benefits, net of
contributions	17.0	2.6
Loss on retirement of equipment	0.5	0.5
Changes in operating assets and liabilities:
Accounts receivable	(54.8)	(42.4)
Inventories	15.0	(3.5)
Accounts payable and accrued expenses	(16.3)	47.7
Other assets and liabilities	26.6	12.6

Net cash provided by operating activities	193.9	189.5

Investing activities:
Purchases of property, plant and equipment	(110.4)	(116.8)
Purchase buyouts of leased equipment	(3.0)	(5.1)

Net cash used in investing activities	(113.4)	(121.9)

Financing activities:
Net payments under revolving credit facilities	(39.7)	(81.8)
Payments on long-term debt	(25.6)	(3.0)
Employee stock option exercises	8.7	7.9

Net cash used in financing activities	(56.6)	(76.9)

Effect of exchange rate changes on cash	0.5	(0.5)

Net increase (decrease) in cash and cash equivalents	24.4	(9.8)

Cash and cash equivalents at beginning of period	9.4	12.3

Cash and cash equivalents at end of period	$33.8	$2.5

Supplemental cash flow information:
Interest paid	$26.5	$31.6
Income taxes paid, net of refunds	$10.8	$20.3

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.    Organization, Basis of Presentation and Use of Estimates

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

     Use of estimates. In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. Actual results could differ from those estimates.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Inventories consist of the following:

	June 30,	December 31,
	2003	2002

	(In millions)
Raw materials and work-in-process	$160.7	$181.5
Finished goods	35.8	25.9

Gross inventories	196.5	207.4
LIFO reserve	(10.4)	(10.6)
Other inventory valuation reserves	(25.9)	(22.2)

Inventories, net	$160.2	$174.6

3.    Long-Term Debt

       Long-term debt consists of the following:

	June 30,	December 31,
	2003	2002

	(In millions)
Bank Credit Facilities:
Revolver	$—	$—
Term Loan	349.0	372.0

Total Bank Credit Facilities	349.0	372.0
Receivables Facility	—	30.0
9.75% Notes, net of discount	298.7	298.6
Foreign and other debt agreements	22.6	33.5

Long-term debt	$670.3	$734.1

     The weighted average interest rate of our long-term debt outstanding was 5.5% at June 30, 2003 as compared to 5.8% at December 31, 2002.

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

     We have sufficient availability to refinance all current maturities of long-term debt through the Bank Credit Facilities and have, therefore, classified such obligations as long-term debt as of June 30, 2003.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Earnings Per Share (“EPS”)

       The following table sets forth the computation of basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In millions, except per share data)
Numerator:
Net income	$51.0	$48.6	$105.0	$87.4

Denominators:
Basic shares outstanding -
Weighted-average shares outstanding	50.5	48.3	50.2	47.8
Effect of dilutive securities:
Dilutive stock options	2.3	4.5	2.3	4.3

Diluted shares outstanding -
Adjusted weighted-average shares
after assumed conversions	52.8	52.8	52.5	52.1

Basic EPS	$1.01	$1.01	$2.09	$1.83

Diluted EPS	$0.97	$0.92	$2.00	$1.68

5.    Comprehensive Income

       Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

		(In millions)
Net income	$51.0	$48.6	$105.0	$87.4
Unrecognized gain (loss) on derivatives,
net of tax	(0.1)	(0.2)	0.9	0.2
Foreign currency translation adjustments,
net of tax	1.5	(1.1)	1.4	(1.3)

Comprehensive income	$52.4	$47.3	$107.3	$86.3

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

     Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In millions, except per share data)
Net income, as reported	$51.0	$48.6	$105.0	$87.4
Deduct: Total employee stock option
expense determined under the
fair value method, net of
related tax effects	(3.5)	(2.8)	(6.8)	(5.1)

Pro forma net income	$47.5	$45.8	$98.2	$82.3

Basic EPS, as reported	$1.01	$1.01	$2.09	$1.83

Basic EPS, pro forma	$0.94	$0.95	$1.96	$1.72

Diluted EPS, as reported	$0.97	$0.92	$2.00	$1.68

Diluted EPS, pro forma	$0.91	$0.88	$1.90	$1.59

     We estimated the fair value of our employee stock options granted in 2003 and 2002 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Assumptions:
Expected volatility	47.55%	53.79%
Risk-free interest rate	3.50%	4.60%
Dividend yield	None	None
Expected life of option	7 years	7 years
Weighted average grant-date fair value	$12.69	$14.51

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   Insurance Claims

     On May 8, 2003, a tornado damaged a GM production facility in Oklahoma City, Oklahoma and, as a result, GM did not maintain its production schedules for that facility. The impact of this business interruption negatively impacted our sales and gross margin in the second quarter of 2003 as we continued to incur fixed charges and extra expenses subsequent to this event. We anticipate full reimbursement from our insurance providers in 2003 for the items mentioned above less a $2.5 million deductible and, therefore, have recorded a receivable for costs incurred through June 30, 2003.

     As explained more fully in our Annual Report, a fire occurred at our forge operations in Detroit on July 14, 2002. There were no resulting injuries and the fire did not affect our ability to meet customer demand. Our insurance policies provide coverage for damage for property destroyed and incremental costs incurred to maintain continuity of supply.

     At June 30, 2003, we had $13.6 million of accounts receivable related to these insurance claims as compared to $7.9 million at March 31, 2003 and $9.0 million at year-end 2002. The insurance settlement proceedings are ongoing as planned and we anticipate final settlement of these claims to occur in 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This management’s discussion and analysis (“MD&A”) should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report and our Annual Report for the year ended December 31, 2002.

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

     We are the principal supplier of driveline components to GM for its rear-wheel drive (“RWD”) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in the second quarter of 2003. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts (“LPCs”) with GM, we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC.

     We sell most of our products under long-term contracts with prices established at the time the contracts were executed. Some of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to negotiate price increases for engineering changes. Price reductions under long-term contracts are a common practice in the automotive industry. We do not believe that price reductions offered to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through purchased material cost reductions and other productivity improvements.

     Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will compete for future GM business upon the termination of the LPCs or the CSA. In the second quarter of 2003, we executed a LPC for the GMT-900 program, which is the successor to the GMT-800 program. The GMT-900 program is expected to run through 2012.

     Sales to GM increased less than 1% to $1,553.7 million for the six months ended June 30, 2003 (“first half of 2003”) as compared to $1,551.0 million for the six months ended June 30, 2002 (“first half of 2002”). Sales to GM represented approximately 82% of our total net sales in the first half of 2003 as compared to 89% in the first half of 2002 and 86% for the full year 2002.

     We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, The Volvo Group, PACCAR Inc. and other original equipment manufacturers (“OEMs”) and Tier I supplier companies such as Delphi Corporation, Dana Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased approximately 77% to $335.2 million in the first half of 2003 as compared to $189.5 million in the first half of 2002. This significant growth in sales to customers other than GM was primarily due to our successful launch in the second half of 2002 of new driveline system products to support the Dodge Ram program partially offset by a reduction in sales to Visteon Corporation. As a result of the Dodge Ram program, we expect our sales to DaimlerChrylser to be approximately 10% of our total net sales in 2003 as compared to approximately 4% in 2002 and less than 1% in 2001 and all previous years.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE
MONTHS ENDED JUNE 30, 2002

     Net Sales. Net sales increased to $913.6 million in the second quarter of 2003 as compared to $881.3 million in the second quarter of 2002. This 3.7% increase in sales in the second quarter of 2003 compares to an estimated 9% decrease in North American light vehicle production and nearly a 4% decrease in GM light truck production. Sales were positively impacted by the launch of the HUMMER H2 in the third quarter of 2002 offset by the end of our supply contract related to certain products supporting GM’s full-size van platform and the discontinuance of the Pontiac Firebird/Chevrolet Camaro program. A 76% increase in sales to customers other than GM also positively impacted our sales growth in the second quarter of 2003 primarily due to our new driveline system products supporting the Dodge Ram program.

     Our content-per-vehicle (as measured for our products supporting GM’s North American light truck platforms and the DaimlerChrysler Dodge Ram platform) increased approximately 7% to $1,174 in the second quarter of 2003 as compared to $1,101 in the second quarter of 2002. The penetration rate of our 4WD/AWD systems increased to 61.0% in the second quarter of 2003 as compared to 55.3% in the second quarter of 2002. We benefit from increased 4WD/AWD penetration because we are able to sell two axles on a 4WD/AWD vehicle versus one on a traditional light truck or SUV. These gains were primarily a result of our new driveline system products supporting the Dodge Ram program and the HUMMER H2.

     Gross Profit. Gross profit increased approximately 5% to $137.8 million in the second quarter of 2003 as compared to $131.5 million in the second quarter of 2002. Gross margin increased to 15.1% of sales in the second quarter of 2003 as compared to 14.9% in the second quarter of 2002. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs. These productivity gains were partially offset by a $5.1 million charge for an early retirement program accepted by approximately 150 associates in the second quarter of 2003.

     On May 8, 2003, a tornado damaged a GM production facility in Oklahoma City, Oklahoma and, as a result, GM did not maintain its production schedules for that facility. The impact of this business interruption negatively impacted our sales and gross margin in the second quarter of 2003 as we continued to incur fixed charges and extra expenses subsequent to this event. We anticipate full reimbursement from our insurance providers in 2003 for the items mentioned above less a $2.5 million deductible and, therefore, have recorded a receivable for costs incurred through June 30, 2003.

     Selling, General and Administrative Expenses (“SG&A”). SG&A (including research and development (“R&D”)) increased to $48.5 million or 5.3% of net sales in the second quarter of 2003 as compared to $44.5 million or 5.0% of net sales in the second quarter of 2002. The increase in SG&A was a result of increased R&D and higher profit-sharing accruals resulting from our increased profitability as compared to the second quarter of 2002.

     R&D increased approximately 12% to $15.0 million in the second quarter of 2003 as compared to $13.4 million in the second quarter of 2002. The focus of this increasing investment continues to be our R&D initiatives in fuel economy, customer satisfaction and meeting marketplace needs. Through these initiatives, the development of new product, process and systems technologies to improve the efficiency and flexibility of our operations allows us to continue to deliver innovative new products, modules and integrated driveline systems to our customers. Examples of such new products include our family of power transfer units developed for AWD passenger cars and the growing crossover vehicle segment, our torque biasing differentials, which operate mechanically or electronically, and our chassis modules, which represent the latest in OEM assembly plant efficiency by utilizing just four bolts to install the pre-assembled chassis module (consisting of the driveline components, the suspension components and the sub frame or cradle) in the vehicle without changes to the vehicle frame. As a result of our commitment to these types of R&D initiatives, we generated nearly 80% of our total sales in the second quarter of 2003 from new axle and related powertrain system components introduced by us since July 1998.

     Operating Income. Operating income increased approximately 3% to $89.3 million in the second quarter of 2003 as compared to $87.0 million in the second quarter of 2002. Operating margin decreased to 9.8% in the second quarter of 2003 as compared to 9.9% in the second quarter of 2002. The increase in operating income was primarily due to the factors discussed above relating to the increase in gross profit, offset by higher SG&A expenses.

     Net Interest Expense. Net interest expense was $12.0 million in the second quarter of 2003 as compared to $12.2 million in the second quarter of 2002. Gross interest expense decreased as a result of lower average interest rates in effect during the second quarter 2003 and lower average outstanding borrowings. However, capitalized interest was $1.3 million less in the second quarter of 2003 as compared to the second quarter of 2002 due to the impact of lower construction in process. The net impact of these factors resulted in lower net interest expense in the second quarter of 2003.

     Income Tax Expense. Income tax expense was $27.5 million in the second quarter of 2003 as compared to $27.3 million in the second quarter of 2002. Our effective income tax rate was 35.0% in the second quarter of 2003, 36.0% in the second quarter of 2002 and 35.7% for the full-year 2002. The decrease in our effective tax rate from year-end 2002 was primarily due to realization of state tax credits offset by a reduction in Federal tax credits.

     Net Income and Earnings Per Share. Net income increased approximately 5% to $51.0 million in the second quarter of 2003 as compared to $48.6 million in the second quarter of 2002. Diluted earnings per share increased to $0.97 in the second quarter of 2003 as compared to $0.92 in the second quarter of 2002.

     Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”). EBITDA increased approximately 7% to $131.1 million in the second quarter of 2003 as compared to $122.4 million in the second quarter of 2002. EBITDA margin increased to 14.3% in the second quarter of 2003 as compared to 13.9% in the second quarter of 2002. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit, partly offset by higher SG&A expenses.

     The following table summarizes the calculation of EBITDA:

	Three months ended
	June 30,
	2003	2002

	(In millions)
Net income	$51.0	$48.6
Interest expense	12.2	12.3
Income taxes	27.5	27.3
Depreciation and amortization	40.4	34.2

EBITDA (1)	$131.1	$122.4

(1)	We believe that EBITDA is a meaningful measure of performance as it is commonly utilized in our industry to analyze operating performance, liquidity and entity valuation. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by accounting principles generally accepted in the United States of America. Other companies may calculate EBITDA differently.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS
ENDED JUNE 30, 2002

     Net Sales. Net sales increased to $1,888.9 million in the first half of 2003 as compared to $1,740.5 million in the first half of 2002. This 8.5% increase in sales in the first half of 2003 compares to an estimated 4% decrease in North American light vehicle production and a 4% increase in GM light truck production. Sales were positively impacted by the launch of the HUMMER H2 in the third quarter of 2002 offset by a reduction in sales to Visteon Corporation, the end of our supply contract related to certain products supporting GM’s full-size van platform and the discontinuance of the Pontiac Firebird/Chevrolet Camaro program. A 77% increase in sales to customers other than GM also positively impacted our sales growth in the first half of 2003 primarily due to our new driveline system products supporting the Dodge Ram program.

     Our content-per-vehicle increased approximately 5% to $1,169 in the first half of 2003 as compared to $1,118 in the first half of 2002. The penetration rate of our 4WD/AWD systems increased to 61.2% in the first half of 2003 as compared to 57.3% in the first half of 2002. These gains were primarily a result of our new driveline system products supporting the Dodge Ram program and the HUMMER H2.

     Gross Profit. Gross profit increased approximately 13% to $282.5 million in the first half of 2003 as compared to $250.2 million in the first half of 2002. Gross margin increased to 15.0% of sales in the first half of 2003 as compared to 14.4% in the first half of 2002. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs. These productivity gains were partially offset by $8.6 million in charges for an early retirement program accepted by approximately 250 associates in the first half of 2003.

     On May 8, 2003, a tornado damaged a GM production facility in Oklahoma City, Oklahoma and, as a result, GM did not maintain its production schedules for that facility. The impact of this business interruption negatively impacted our sales and gross margin in the second half of 2003 as we continued to incur fixed charges and extra expenses subsequent to this event. We anticipate full reimbursement from our insurance providers in 2003 for the items mentioned above less a $2.5 million deductible and, therefore, have recorded a receivable for costs incurred through June 30, 2003.

     Selling, General and Administrative Expenses. SG&A (including R&D) increased to $97.4 million or 5.2% of net sales in the first half of 2003 as compared to $90.7 million or 5.2% of net sales in the first half of 2002. The increase in SG&A was a result of increased R&D and higher profit-sharing accruals resulting from our increased profitability as compared to the first half of 2002.

     R&D increased approximately 12% to $30.4 million in the first half of 2003 as compared to $27.1 million in the first half of 2002. The increase in our R&D in the first half of 2003 as compared to the first half of 2002 was primarily due to the factors previously discussed relating to the increase in R&D in the second quarter of 2003. We generated nearly 80% of our total sales in the first half of 2003 from new axle and related powertrain system components introduced by us since July 1998.

     Operating Income. Operating income increased approximately 16% to $185.1 million in the first half of 2003 as compared to $159.5 million in the first half of 2002. Operating margin increased to 9.8% in the first half of 2003 as compared to 9.2% in the first half of 2002. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit and gross margin, partly offset by higher SG&A expenses.

     Net Interest Expense. Net interest expense was $24.5 million in the first half of 2003 as compared to $23.8 million in the first half of 2002. Gross interest expense increased as a result of lower average interest rates in effect during the first half of 2003 and lower average outstanding borrowings. However, capitalized interest was $3.4 million less in the first half of 2003 as compared to the first half of 2002 due to the impact of lower construction in process. The net impact of these factors resulted in higher net interest expense in the first half of 2003.

     Income Tax Expense. Income tax expense was $56.5 million in the first half of 2003 as compared to $49.1 million in the first half of 2002. Our effective income tax rate was 35.0% in the first half of 2003, 36.0% in the first half of 2002 and 35.7% for the full-year 2002. The decrease in our effective tax rate from year-end 2002 was primarily due to realization of state tax credits offset by a reduction in Federal tax credits.

     Net Income and Earnings Per Share. Net income increased approximately 20% to $105.0 million in the first half of 2003 as compared to $87.4 million in the first half of 2002. Diluted earnings per share increased to $2.00 in the first half of 2003 as compared to $1.68 in the first half of 2002.

     Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization. EBITDA increased approximately 18% to $266.8 million in the first half of 2003 as compared to $226.9 million in the first half of 2002. EBITDA margin increased to 14.1% in the first half of 2003 as compared to 13.0% in the first half of 2002. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit and gross margin, partly offset by higher SG&A expenses.

     The following table summarizes the calculation of EBITDA:

	Six months ended
	June 30,
	2003	2002

	(In millions)
Net income	$105.0	$87.4
Interest expense	24.9	24.1
Income taxes	56.5	49.1
Depreciation and amortization	80.4	66.3

EBITDA (1)	$266.8	$226.9

(1)	We believe that EBITDA is a meaningful measure of performance as it is commonly utilized in our industry to analyze operating performance, liquidity and entity valuation. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by accounting principles generally accepted in the United States of America. Other companies may calculate EBITDA differently.

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

     Cash Flow from Operations. Net cash provided by operating activities was $193.9 million in the first half of 2003 as compared to $189.5 million in the first half of 2002. Our operating cash flow before changes in operating assets and liabilities generated $48.3 million of additional operating cash flow in the first half of 2003 as compared to the first half of 2002.

     The net cash impact associated with our pension and postretirement benefit plans increased to a source of cash of $17.0 million in the first half of 2003 as compared to $2.6 million in the first half of 2002. This increase in cash flow primarily reflects an increase in our noncash book expense in 2003, partially offset by an increase in the funding of our pension liabilities of $32.0 million in the first half of 2003. We contributed $25.0 million to our pension plans in the first half of 2002.

     Accounts receivable increased $55.1 million at June 30, 2003 as compared to year-end 2002. This increase was primarily due to increased sales activity in the second quarter of 2003 as compared to the fourth quarter of 2002. Our accounts receivable allowances were $4.3 million at June 30, 2003 as compared to $5.4 million at year-end 2002. These allowances were reduced in the second quarter of 2003 to recognize the settlement of various customer balances that were specifically reserved at year-end 2002.

     Inventories at June 30, 2003 reflect decreases as compared to year-end 2002 levels primarily due to a more efficient use of our raw materials. There were no significant changes in our inventory valuation allowances affecting our operating results in the first half of 2003.

     The net cash impact associated with our current liabilities was a use of cash of $16.3 million in the first half of 2003 as compared to a source of cash of $47.7 million in the first half of 2002. The most significant factor contributing to our increased funding of our current liabilities was higher profit sharing payouts in the first half of 2003 due to our increased profitability in 2002. Other factors affecting our increased funding of our current liabilities in the first half of 2003 were lower inventory purchases and reduced supplier holdbacks on construction in process.

     Our cash flow from operating activities also benefited in the first half of 2003 from accelerated tax depreciation, the collection of certain state tax credits and the utilization of federal tax credits.

     Investing Activities. Capital expenditures were $110.4 million in the first half of 2003 as compared to $116.8 million in the first half of 2002. We expect our capital spending to be between $225 million and $250 million in 2003, which is a normalized level of capital investment for us because we have substantially completed the process of rebuilding our facilities to support our long-term production requirements.

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

     Financing Activities. Net cash used in financing activities was $56.6 million in the first half of 2003 as compared to $76.9 million in the first half of 2002. Total long-term debt outstanding decreased $63.8 million in the first half of 2003 to $670.3 million as compared to $734.1 million at year-end 2002. The primary driver for this decrease is our improved operating cash flow.

     We continue to project free cash flow in excess of $200 million for the full-year 2003 to reduce outstanding borrowings. Free cash flow is defined as net cash flow provided by operating activities less capital expenditures. We believe free cash flow is a meaningful measure of our ability to repay debt. Other companies may calculate free cash flow differently.

     Under the terms of the Bank Credit Facilities, we are subject to mandatory prepayment terms if our annual operating cash flows exceed what is required to meet our current debt service and capital expenditure obligations. Based on the applicable covenant formula specified in the Bank Credit Facilities, we made a mandatory, forward-order prepayment of $23.0 million on March 31, 2003. After reflecting this prepayment, $349.0 million was outstanding under the Bank Credit Facilities at June 30, 2003, all of which was drawn on the Term Loan, and we had additional borrowing capacity of $378.8 million under the Revolver.

     At June 30, 2003, $153.0 million was available to us under the Receivables Facility which expires in the fourth quarter of 2003. We are currently evaluating options available to us to replace this facility.

     At June 30, 2003, $34.0 million was available under our uncommitted money market lines of credit.

     The weighted average interest rate of our long-term debt outstanding was 5.5% at June 30, 2003 as compared to 5.8% at December 31, 2002.

     As market conditions warrant and in conjunction with our debt management strategy, we may, from time to time, purchase a portion of our debt securities in privately negotiated or open market transactions.

     Off-Balance Sheet Financing and Contractual Obligations. Our off-balance sheet financing relates principally to operating leases for certain facilities and manufacturing machinery and equipment. Pursuant to these operating leases, most of which were initiated prior to year-end 1999, we have the opportunity to purchase underlying machinery and equipment at specified buy-out dates. We exercised our purchase options for $3.0 million of such lease buy-outs in the first half of 2003 as compared to $5.1 million in the first half of 2002 and $45.2 million for the full-year 2002. The manufacturing equipment purchased in these transactions in 2003 was originally sold under sale-leaseback agreements in 1996. Remaining lease renewal or repurchase options are approximately $106 million in 2006.

     The following table summarizes our payments due on our contractual obligations(1):

	Long-term debt and
	capital lease		Purchase	Total contractual
	obligations	Operating leases	commitments	obligations

		(In millions)
2003 (2)	$2.7	$19.0	$82.3	$104.0
2004	0.3	26.5	—	26.8
2005	174.1	28.2	—	202.3
2006	191.6	29.0	—	220.6
2007	—	28.9	—	28.9
2008	0.1	29.7	—	29.8
Thereafter	301.5	38.7	—	340.2

	$670.3	$200.0	$82.3	$952.6

(1)	This table excludes the options to purchase equipment under operating leases at the end of the contractual lease terms.

(2)	2003 represents our contractual obligations from July 1, 2003 to December 31, 2003.

INSURANCE CLAIMS

     On May 8, 2003, a tornado damaged a GM production facility in Oklahoma City, Oklahoma and, as a result, GM did not maintain its production schedules for that facility. The impact of this business interruption negatively impacted our sales and gross margin in the second quarter of 2003 as we continued to incur fixed charges and extra expenses subsequent to this event. We anticipate full reimbursement from our insurance providers in 2003 for the items mentioned above less a $2.5 million deductible and, therefore, have recorded a receivable for costs incurred through June 30, 2003.

     As explained more fully in our Annual Report, a fire occurred at our forge operations in Detroit on July 14, 2002. There were no resulting injuries and the fire did not affect our ability to meet customer demand. Our insurance policies provide coverage for damage for property destroyed and incremental costs incurred to maintain continuity of supply.

     At June 30, 2003, we had $13.6 million of accounts receivable related to these insurance claims as compared to $7.9 million at March 31, 2003 and $9.0 million at year-end 2002. The insurance settlement proceedings are ongoing as planned and we anticipate final settlement of these claims to occur in 2003.

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

EFFECT OF NEW ACCOUNTING STANDARDS

     In May 2003, The Financial Accounting Standards Board (“FASB”) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FASB Statement No. 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 with this guidance applied prospectively. This Statement had no impact on our results of operations or financial position at June 30, 2003 and we do not expect this Statement to have a material impact on our consolidated financial statements.

     In May 2003, The FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FASB Statement No. 150 affects the accounting for mandatorily redeemable shares, options and forward purchase contracts that require the issuer to repurchase shares and certain obligations that can be settled in shares. The Statement also requires disclosures about alternatives in the settlement of instruments and capital structure of the entities. The Statement is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. This Statement had no impact on our results of operations or financial position at June 30, 2003 and we do not expect this Statement to have a material impact on our consolidated financial statements.

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

     Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risks. We had currency forward contracts with a notional amount of approximately $12.8 million outstanding at June 30, 2003. Future business operations and opportunities, including the expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

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

Item 4.    Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Exchange Act filings.

     There have been no significant changes to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     Our annual meeting of stockholders was held on May 1, 2003 for the purpose of electing directors and attending to any other business properly presented at the meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Each of management’s nominees for directors as listed in the proxy statement were elected with the number of votes set forth below:

	Number of Votes

		Abstained/
	In Favor	Withheld

Class I Directors — Term Expires in 2006:
Forest J. Farmer	46,096,195	1,294,532
Richard C. Lappin	45,982,049	1,408,678
Thomas K. Walker	40,457,788	6,932,939

     In addition to the directors listed above, returning members of the Board of Directors include:

Class II Directors — Term Expires in 2004:
Robert L. Friedman
B.G. Mathis
Bret D. Pearlman

Chairman of the Board of Directors, Class III Director — Term Expires in 2005:
Richard E. Dauch

Class III Directors — Term Expires in 2005:
Larry W. McCurdy
John P. Reilly

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On May 2, 2003, we filed a Current Report on Form 8-K pursuant to Item 12 reporting that we issued a press release containing our financial results for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

Date: August 1, 2003	By: /s/ Robin J. Adams
Robin J. Adams
Executive Vice President — Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit

*10.51	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.**

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32.1	Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

*	Filed herewith

**	Shown only in the original filed with the Securities and Exchange Commission