Form 10-Q
period 2003-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2003-11-04
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     As of October 27, 2003, the latest practicable date, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 52,563,914 shares.

Website Access to Reports

     The website for American Axle & Manufacturing Holdings, Inc. is www.aam.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as well as beneficial ownership reports filed under Section 16(a) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

CAUTIONARY STATEMENTS
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
EX-10.52 CONTINUITY AGREEMENT - RICHARD E. DAUCH
EX-10.53 CONTINUITY AGREEMENTS
EX-12.01 STATEMENT OF COMPUTATION OF RATIO
EX-31.1 CERTIFICATION OF CEO - RULE 13a-14(a)
EX-31.2 CERTIFICATION OF CFO - RULE 13a-14(a)
EX-32.1 CERTIFICATIONS OF CEO & CFO - SECTION 906

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In millions, except per share data)
Net sales	$867.7	$828.7	$2,756.6	$2,569.2
Cost of goods sold	748.3	716.4	2,354.7	2,206.7

Gross profit	119.4	112.3	401.9	362.5
Selling, general and administrative expenses	49.7	43.6	147.1	134.3

Operating income	69.7	68.7	254.8	228.2
Net interest expense	(11.2)	(13.2)	(35.7)	(37.0)
Other income, net	1.0	1.6	1.9	2.4

Income before income taxes	59.5	57.1	221.0	193.6
Income taxes	20.8	20.6	77.3	69.7

Net income	$38.7	$36.5	$143.7	$123.9

Basic earnings per share	$0.74	$0.74	$2.83	$2.57

Diluted earnings per share	$0.71	$0.70	$2.71	$2.39

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$14.3	$9.4
Accounts receivable, net	422.1	335.7
Inventories, net	156.5	174.6
Prepaid expenses and other	34.7	37.3
Deferred income taxes	11.1	9.1

Total current assets	638.7	566.1

Property, plant and equipment, net	1,613.9	1,553.5
Deferred income taxes	5.3	10.9
Goodwill	150.2	150.2
Other assets and deferred charges	50.4	55.0

Total assets	$2,458.5	$2,335.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363.1	$327.5
Accrued compensation and benefits	162.9	157.2
Other accrued expenses	56.3	50.5

Total current liabilities	582.3	535.2

Long-term debt	572.8	734.1
Deferred income taxes	76.4	52.0
Postretirement benefits and other long-term liabilities	340.0	310.8

Total liabilities	1,571.5	1,632.1

Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	316.4	279.0
Retained earnings	628.0	484.3
Treasury stock at cost; 0.1 million shares	(0.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustment	(51.2)	(51.2)
Foreign currency translation adjustments	(5.1)	(6.8)
Unrecognized loss on derivatives	(0.9)	(1.5)

Total stockholders’ equity	887.0	703.6

Total liabilities and stockholders’ equity	$2,458.5	$2,335.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

	(In millions)
Operating activities:
Net income	$143.7	$123.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.0	104.4
Deferred income taxes	28.2	39.1
Pensions and other postretirement benefits, net of contributions	35.7	9.7
Loss on retirement of equipment	1.1	2.2
Changes in operating assets and liabilities:
Accounts receivable	(86.0)	(126.2)
Inventories	18.8	(23.2)
Accounts payable and accrued expenses	33.6	98.6
Other assets and liabilities	29.9	4.6

Net cash provided by operating activities	326.0	233.1

Investing activities:
Purchases of property, plant and equipment	(172.9)	(157.9)
Purchase buyouts of leased equipment	(3.0)	(35.4)

Net cash used in investing activities	(175.9)	(193.3)

Financing activities:
Net payments under revolving credit facilities	(25.2)	(53.0)
Proceeds from issuance of long-term debt	—	1.8
Payments on long-term debt	(137.9)	(4.7)
Employee stock option exercises	17.4	12.1

Net cash used in financing activities	(145.7)	(43.8)

Effect of exchange rate changes on cash	0.5	(1.2)

Net increase (decrease) in cash and cash equivalents	4.9	(5.2)
Cash and cash equivalents at beginning of period	9.4	12.3

Cash and cash equivalents at end of period	$14.3	$7.1

Supplemental cash flow information:
Interest paid	$46.4	$48.7
Income taxes paid, net of refunds	$22.8	$23.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

     The balance sheet at December 31, 2002 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Inventories consist of the following:

	September 30,	December 31,
	2003	2002

	(In millions)
Raw materials and work-in-process	$155.2	$181.5
Finished goods	33.4	25.9

Gross inventories	188.6	207.4
LIFO reserve	(10.4)	(10.6)
Other inventory valuation reserves	(21.7)	(22.2)

Inventories, net	$156.5	$174.6

3. Long-Term Debt

     Long-term debt consists of the following:

	September 30,	December 31,
	2003	2002

	(In millions)
Bank Credit Facilities:
Revolver	$—	$—
Term Loan	240.0	372.0

Total Bank Credit Facilities	240.0	372.0
Receivables Facility	—	30.0
9.75% Notes, net of discount	298.7	298.6
Foreign and other debt agreements	34.1	33.5

Long-term debt	$572.8	$734.1

     During the nine months ended September 30, 2003, we increased our total availability under our money market lines to $44.0 million all of which was available at September 30, 2003. At December 31, 2002, we had borrowing capacity of $24.0 million under a money market line of which $7.0 million was outstanding.

     The weighted average interest rate of our long-term debt outstanding in the third quarter of 2003 was 6.0% as compared to 5.8% in the fourth quarter of 2002.

     The 9.75% Notes are unsecured senior subordinated obligations of American Axle & Manufacturing, Inc. (“AAM Inc.”) and are fully and unconditionally guaranteed by Holdings. Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (“AAMM”) and has no significant assets other than its 100% ownership of AAM Inc. Holdings has no subsidiaries other than AAM Inc. Holdings is restricted from obtaining funds from AAM Inc. by dividend or loan pursuant to the terms of the indenture relating to the 9.75% Notes.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Under the terms of the Bank Credit Facilities, we are subject to mandatory prepayment terms if our annual operating cash flows exceed what is required to meet our current debt service and capital expenditure obligations. Based on the applicable covenant formula specified in the Bank Credit Facilities, we made a mandatory, forward-order prepayment on the Term Loan of $23.0 million in the first quarter of 2003. During the third quarter of 2003, we made a voluntary, forward-order prepayment of $109.0 million on the Term Loan component of our Bank Credit Facilities.

     We have sufficient availability to refinance all current maturities of long-term debt through the Bank Credit Facilities and have, therefore, classified such obligations as long-term debt as of September 30, 2003.

4. Earnings Per Share (“EPS”)

     The following table sets forth the computation of basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

		(In millions, except per share data)
Numerator:
Net income	$38.7	$36.5	$143.7	$123.9

Denominators:
Basic shares outstanding -
Weighted-average shares outstanding	52.1	49.0	50.8	48.2
Effect of dilutive securities:
Dilutive stock options	2.5	3.5	2.2	3.6

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	54.6	52.5	53.0	51.8

Basic EPS	$0.74	$0.74	$2.83	$2.57

Diluted EPS	$0.71	$0.70	$2.71	$2.39

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Comprehensive Income

     Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

		(In millions)
Net income	$38.7	$36.5	$143.7	$123.9
Unrecognized gain (loss) on derivatives, net of tax	(0.3)	(0.1)	0.6	0.1
Foreign currency translation adjustments, net of tax	0.3	(1.2)	1.7	(2.5)

Comprehensive income	$38.7	$35.2	$146.0	$121.5

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

     Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

		(In millions, except per share data)
Net income, as reported	$38.7	$36.5	$143.7	$123.9
Deduct: Total employee stock option expense determined under the fair value method, net of tax	(3.2)	(2.8)	(10.0)	(7.9)

Pro forma net income	$35.5	$33.7	$133.7	$116.0

Basic EPS, as reported	$0.74	$0.74	$2.83	$2.57

Basic EPS, pro forma	$0.68	$0.69	$2.63	$2.41

Diluted EPS, as reported	$0.71	$0.70	$2.71	$2.39

Diluted EPS, pro forma	$0.66	$0.65	$2.56	$2.26

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

7. Stockholder Rights Plan

     On September 15, 2003, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock for stockholders of record on September 25, 2003 (the “Record Date”). The Rights Plan provides a reasonable means of safeguarding the interests of all stockholders against unsolicited takeover attempts at a price not reflective of its fair value. The Rights Plan is designed to give the Board of Directors sufficient time to evaluate and respond to an unsolicited takeover attempt and to encourage anyone or group considering such action to negotiate first with the Board of Directors.

     Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Preferred Stock”) at a purchase price of $120.00 per one one-thousandth of a share of Preferred Stock, subject to certain adjustments. A Right is not exercisable until 10 days after a person or group becomes the beneficial owner of 15% or more of our common stock, or 15 days after a person or group announces an intent to acquire or takes steps that will result in the acquisition of 15% or more ownership of our common stock. Until then, the Rights will be evidenced by and traded automatically with common stock. Separate Rights Certificates will not be issued unless a triggering event occurs pursuant to the Rights Plan.

     Upon payment of the purchase price, the holder of a Right (other than the acquiring person or group) will be entitled to receive, in lieu of Preferred Stock, a number of shares of our common stock, or in stock of the surviving enterprise if AAM is acquired, having a market value of two times the purchase price. Stockholders beneficially owning 15% or more of our common stock on the Record Date are not restricted under the Rights Plan so long as such stockholders do not acquire beneficial ownership of an additional 2% or more of outstanding common stock. The Board of Directors may redeem the Rights at any time before a person or group announces its acquisition of 15% or more of our common stock. The Rights expire on the earlier of September 15, 2013 or the date of their redemption or exchange. In connection with the Rights Plan, certain corporate officers signed Continuity Agreements that will enable them to focus on our business and help maintain the value of AAM during periods of uncertainty that may arise from a potential change in control.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Insurance Claims

     On May 8, 2003, a tornado damaged a GM production facility in Oklahoma City, Oklahoma and, as a result, GM did not maintain its production schedules for that facility in the second quarter of 2003. The impact of this business interruption negatively impacted our sales and gross margin in the second quarter of 2003 as we continued to incur fixed charges and extra expenses subsequent to this event. We anticipate full reimbursement from our insurance providers in 2003 for the items mentioned above less a $2.5 million deductible.

     As explained more fully in our Annual Report, a fire occurred at our forge operations in Detroit on July 14, 2002. There were no resulting injuries and the fire did not affect our ability to meet customer demand. Our insurance policies provide coverage for the property destroyed in the fire and incremental costs incurred to maintain continuity of supply.

     At September 30, 2003, we had $11.5 million of accounts receivable related to these insurance claims as compared to $13.6 million, $7.9 million and $9.0 million at June 30, 2003, March 31, 2003 and year-end 2002, respectively. The insurance settlement proceedings are ongoing and we anticipate final settlement of these claims to occur in 2003.

9. Subsequent Event

     On October 3, 2003, we announced a secondary offering of 7.0 million shares of common stock owned by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (“Blackstone”). We did not sell any shares and did not receive any of the proceeds from the sale of shares by the selling stockholders.

     After the completion of the offering on October 7, 2003, which included the sale of an over allotment option of an additional 0.5 million shares, Blackstone beneficially owned approximately 12% of our common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This management’s discussion and analysis (“MD&A”) should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report and our Annual Report for the year ended December 31, 2002.

     Unless the context otherwise requires, references to “we,” “our,” “us” or “AAM” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (“Holdings”), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (“AAM Inc.”), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no subsidiaries other than AAM Inc.

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

     We are the principal supplier of driveline components to GM for its rear-wheel drive (“RWD”) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (“4WD/AWD”) axle requirements for these vehicle platforms in the third quarter of 2003. As a result of our Component Supply Agreement (“CSA”) and Lifetime Program Contracts (“LPCs”) with GM, we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC.

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

     Sales to GM were $2,254.6 million for the first three quarters of 2003 as compared to $2,231.5 million for the first three quarters of 2002. Sales to GM represented approximately 82% of our total net sales in the first three quarters of 2003 as compared to 87% in the first three quarters of 2002 and 86% for the full year 2002.

     We also supply driveline systems and other related components to DaimlerChrysler, Ford Motor Company, The Volvo Group, PACCAR Inc. and other original equipment manufacturers (“OEMs”) and Tier I supplier companies such as Delphi Corporation, Dana Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased approximately 49% to $502.0 million in the first three quarters of 2003 as compared to $337.7 million in the first three quarters of 2002. This significant growth in sales to customers other than GM was primarily due to our successful launch in the second half of 2002 of new driveline system products to support the Dodge Ram program. As a result of the Dodge Ram program, we expect our sales to DaimlerChrylser to be approximately 10% of our total net sales in 2003 as compared to approximately 4% in 2002 and less than 1% in 2001 and all previous years.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Net Sales. Net sales increased to $867.7 million in the third quarter of 2003 as compared to $828.7 million in the third quarter of 2002. This nearly 5% increase in sales in the third quarter of 2003 was achieved despite an estimated 5% decrease in North American light vehicle production and compares to a 2% increase in GM light truck production. Sales were also positively impacted by increased production of GM’s full-size pickup/SUV programs and negatively impacted by decreased production of GM’s Astro/Safari program. A 13% increase in sales to customers other than GM also positively impacted our sales growth in the third quarter of 2003 primarily due to our new driveline system products supporting the Dodge Ram program.

     Our content-per-vehicle (as measured for our products supporting GM’s North American light truck platforms and the DaimlerChrysler Dodge Ram platform) increased approximately 3% to $1,174 in the third quarter of 2003 as compared to $1,138 in the third quarter of 2002. The penetration rate of our 4WD/AWD systems increased to 61.4% in the third quarter of 2003 as compared to 57.1% in the third quarter of 2002. We benefit from the continuing trend of increased 4WD/AWD penetration because we are able to sell two axles on a 4WD/AWD vehicle versus one on a traditional light truck or SUV.

     Gross Profit. Gross profit increased approximately 6% to $119.4 million in the third quarter of 2003 as compared to $112.3 million in the third quarter of 2002. Gross margin was 13.8% of sales in the third quarter of 2003 as compared to 13.6% in the third quarter of 2002. Gross profit and gross margin increased due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs. These productivity gains were partially offset by a $2.2 million charge in the third quarter of 2003 to adjust our salary workforce to meet current business conditions.

     Our operating facilities were also affected by the power outage that occurred on August 14, 2003. We incurred $2.1 million in extra costs primarily related to underutilized labor during the power outage and overtime required to recover lost production after our operations recommenced. We do not expect any reimbursement for expenses related to the power outage.

     Selling, General and Administrative Expenses (“SG&A”). SG&A (including research and development (“R&D”)) increased to $49.7 million or 5.7% of net sales in the third quarter of 2003 as compared to $43.6 million or 5.3% of net sales in the third quarter of 2002. The increase in SG&A was a result of increased R&D, a $1.2 million charge in the third quarter of 2003 to adjust our salary workforce to meet current business conditions and adjustments to other benefit accruals.

     R&D increased approximately 17% to $15.6 million in the third quarter of 2003 as compared to $13.3 million in the third quarter of 2002. The focus of this increasing investment continues to be our R&D initiatives in fuel economy, customer satisfaction and meeting marketplace needs. Through these initiatives, the development of new product, process and systems technologies to improve the efficiency and flexibility of our operations allows us to continue to deliver innovative new products, modules and integrated driveline systems to our customers. Examples of such new products include our family of power transfer units developed for AWD passenger cars and the growing crossover vehicle segment, our torque biasing differentials, which operate mechanically or electronically, our continuing development of a full portfolio of front and rear independent drive axles and our chassis modules, which represent the latest in OEM assembly plant efficiency by utilizing just four bolts to install the pre-assembled chassis module (consisting of the driveline components, the suspension components and the sub frame or cradle) in the vehicle without changes to the vehicle frame. As a result of our commitment to these types of R&D initiatives, we generated over 80% of our total sales in the third quarter of 2003 from new axle and related powertrain system components introduced by us since July 1998.

     Operating Income. Operating income was $69.7 million in the third quarter of 2003 as compared to $68.7 million in the third quarter of 2002. Operating margin was 8.0% in the third quarter of 2003 as compared to 8.3% in the third quarter of 2002. The increase in operating income was primarily due to the factors discussed above relating to the increase in gross profit, partially offset by $3.4 million in charges to adjust our salary workforce to meet current business conditions, $2.1 million in costs related to the August 14, 2003 power outage, increased R&D and adjustments to other benefit accruals.

     Net Interest Expense. Net interest expense decreased approximately 15% to $11.2 million in the third quarter of 2003 as compared to $13.2 million in the third quarter of 2002. Interest expense decreased principally due to lower average outstanding borrowings in effect during the third quarter of 2003. We also benefited from lower average interest rates on our floating rate borrowings under the Bank Credit Facilities, the Receivables Facility and our uncommitted money market lines of credit.

     Income Tax Expense. Income tax expense was $20.8 million in the third quarter of 2003 as compared to $20.6 million in the third quarter of 2002. Our effective income tax rate was 35.0% in the third quarter of 2003, 36.0% in the third quarter of 2002 and 35.7% for the full-year 2002. The decrease in our effective tax rate from year-end 2002 was primarily due to realization of state tax credits offset by a reduction in Federal tax credits.

     Net Income and Earnings Per Share. Net income increased approximately 6% to $38.7 million in the third quarter of 2003 as compared to $36.5 million in the third quarter of 2002. Diluted earnings per share increased to $0.71 in the third quarter of 2003 as compared to $0.70 in the third quarter of 2002.

     Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”). EBITDA was $111.4 million in the third quarter of 2003 as compared to $108.5 million in the third quarter of 2002. EBITDA margin was 12.8% in the third quarter of 2003 as compared to 13.1% in the third quarter of 2002. The decrease in EBITDA margin was primarily due to the factors discussed above relating to gross profit and higher SG&A expenses.

     The following table summarizes the calculation of EBITDA and EBITDA margin:

	Three months ended
	September 30,
	2003	2002

	(In millions)
Net income	$38.7	$36.5
Interest expense	11.3	13.3
Income taxes	20.8	20.6
Depreciation and amortization	40.6	38.1

EBITDA(1)	$111.4	$108.5

EBITDA margin(2)	12.8%	13.1%

(1)	We believe that EBITDA and EBITDA margin are meaningful measures of performance as they are commonly utilized in our industry to analyze operating performance, liquidity and entity valuation. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by accounting principles generally accepted in the United States of America. Other companies may calculate EBITDA and EBITDA margin differently.

(2)	EBITDA margin is equal to EBITDA divided by net sales.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Net Sales. Net sales increased to $2,756.6 million in the first three quarters of 2003 as compared to $2,569.2 million in the first three quarters of 2002. This 7% increase in sales in the first three quarters of 2003 was achieved despite an estimated 4% decrease in North American light vehicle production and compares to a 4% increase in GM light truck production. Sales to GM were also positively impacted by the launch of the HUMMER H2 in the third quarter of 2002 partially offset by the end of our supply contract related to certain products supporting GM’s full-size van platform and the discontinuance of the Pontiac Firebird/Chevrolet Camaro program. A 49% increase in sales to customers other than GM also positively impacted our sales growth in the first three quarters of 2003 primarily due to our new driveline system products supporting the Dodge Ram program.

     Our content-per-vehicle increased approximately 4% to $1,171 in the first three quarters of 2003 as compared to $1,124 in the first three quarters of 2002. The penetration rate of our 4WD/AWD systems increased to 61.2% in the first three quarters of 2003 as compared to 57.2% in the first three quarters of 2002. These gains were primarily a result of our new driveline system products supporting the Dodge Ram program.

     Gross Profit. Gross profit increased approximately 11% to $401.9 million in the first three quarters of 2003 as compared to $362.5 million in the first three quarters of 2002. Gross margin increased to 14.6% of sales in the first three quarters of 2003 as compared to 14.1% in the first three quarters of 2002. The increases in gross profit and gross margin were primarily due to the impact of higher production volumes, productivity gains and tight cost controls, including reductions in purchased material costs. These productivity gains were partially offset by $8.8 million in charges for an early retirement program for our hourly associates and a $2.2 million charge to adjust our salary workforce to meet current business conditions.

     Our operations were also affected by a tornado that damaged a GM production facility in Oklahoma City, Oklahoma on May 8, 2003. We anticipate full reimbursement from our insurance providers in 2003 for the impact on our operations related to the tornado less a $2.5 million deductible.

     Additionally, our operating facilities were affected by the power outage that occurred on August 14, 2003. We incurred $2.1 million in extra costs primarily related to underutilized labor during the power outage and overtime required to recover lost production after our operations recommenced. We do not expect any reimbursement for expenses related to the power outage.

     Selling, General and Administrative Expenses. SG&A (including R&D) increased to $147.1 million or 5.3% of net sales in the first three quarters of 2003 as compared to $134.3 million or 5.2% of net sales in the first three quarters of 2002. The increase in SG&A was a result of increased R&D, higher profit-sharing accruals resulting from our increased profitability as compared to the first three quarters of 2002, a $1.2 million charge to adjust our salary workforce to meet current business conditions and adjustments to other benefit accruals.

     R&D increased approximately 14% to $46.0 million in the first three quarters of 2003 as compared to $40.4 million in the first three quarters of 2002. The increase in our R&D in the first three quarters of 2003 as compared to the first three quarters of 2002 was primarily due to the factors previously discussed relating to the increase in R&D in the third quarter of 2003. We generated nearly 80% of our total sales in the first three quarters of 2003 from new axle and related powertrain system components introduced by us since July 1998.

     Operating Income. Operating income increased approximately 12% to $254.8 million in the first three quarters of 2003 as compared to $228.2 million in the first three quarters of 2002. Operating margin increased to 9.2% in the first three quarters of 2003 as compared to 8.9% in the first three quarters of 2002. The increases in operating income and operating margin were primarily due to the factors discussed above relating to the increase in gross profit, partially offset by $12.2 million in aggregate charges to adjust our workforce, a $2.5 million deductible related to the May 8, 2003 Oklahoma City tornado and $2.1 million in extra costs related to the August 14, 2003 power outage. In addition, operating income was affected by increased R&D, higher profit-sharing accruals and adjustments to other benefit accruals.

     Net Interest Expense. Net interest expense was $35.7 million in the first three quarters of 2003 as compared to $37.0 million in the first three quarters of 2002. Gross interest expense decreased as a result of lower average interest rates in effect during the first three quarters of 2003 and lower average outstanding borrowings. However, capitalized interest was $3.1 million less in the first three quarters of 2003 as compared to the first three quarters of 2002 due to the impact of lower construction in process. The net impact of these factors resulted in lower net interest expense in the first three quarters of 2003.

     Income Tax Expense. Income tax expense was $77.3 million in the first three quarters of 2003 as compared to $69.7 million in the first three quarters of 2002. Our effective income tax rate was 35.0% in the first three quarters of 2003, 36.0% in the first three quarters of 2002 and 35.7% for the full-year 2002. The decrease in our effective tax rate from year-end 2002 was primarily due to realization of state tax credits offset by a reduction in Federal tax credits.

     Net Income and Earnings Per Share. Net income increased approximately 16% to $143.7 million in the first three quarters of 2003 as compared to $123.9 million in the first three quarters of 2002. Diluted earnings per share increased to $2.71 in the first three quarters of 2003 as compared to $2.39 in the first three quarters of 2002.

     Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization. EBITDA increased approximately 13% to $378.2 million in the first three quarters of 2003 as compared to $335.4 million in the first three quarters of 2002. EBITDA margin increased to 13.7% in the first three quarters of 2003 as compared to 13.1% in the first three quarters of 2002. The increases in EBITDA and EBITDA margin were primarily due to the factors discussed above relating to the increase in gross profit and gross margin, partly offset by higher SG&A expenses.

     The following table summarizes the calculation of EBITDA and EBITDA margin:

	Nine months ended
	September 30,
	2003	2002

	(In millions)
Net income	$143.7	$123.9
Interest expense	36.2	37.4
Income taxes	77.3	69.7
Depreciation and amortization	121.0	104.4

EBITDA(1)	$378.2	$335.4

EBITDA margin(2)	13.7%	13.1%

(1)	We believe that EBITDA and EBITDA margin are meaningful measures of performance as they are commonly utilized in our industry to analyze operating performance, liquidity and entity valuation. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined by accounting principles generally accepted in the United States of America. Other companies may calculate EBITDA and EBITDA margin differently.

(2)	EBITDA margin is equal to EBITDA divided by net sales.

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

     Cash Flow from Operations. Net cash provided by operating activities was $326.0 million in the first three quarters of 2003 as compared to $233.1 million in the first three quarters of 2002. Our operating cash flow before changes in operating assets and liabilities generated $50.4 million of additional operating cash flow in the first three quarters of 2003 as compared to the first three quarters of 2002.

     The net cash impact associated with our pension and postretirement benefit plans increased to a source of cash of $35.7 million in the first three quarters of 2003 as compared to a source of cash of $9.7 million in the first three quarters of 2002. This increase in cash flow primarily reflects an increase in our noncash book expense in 2003 over the amounts funded. We contributed $33.6 million to our pension plans in the first three quarters of 2003 and $36.4 million in the first three quarters of 2002.

     Accounts receivable increased $86.4 million at September 30, 2003 as compared to year-end 2002. This increase was primarily due to increased sales activity in August and September of 2003 as compared to November and December of 2002. Our accounts receivable allowances were $3.6 million at September 30, 2003 as compared to $5.4 million at year-end 2002. These allowances have been reduced in 2003 to recognize the settlement of various customer balances that were reserved at year-end 2002 and due to an improved aging position in 2003.

     Inventories at September 30, 2003 reflect decreases as compared to year-end 2002 levels primarily due to a more efficient use of our raw materials. There were no significant changes in our inventory valuation allowances affecting our operating results in the first three quarters of 2003.

     The net cash impact associated with our current liabilities was a source of cash of $33.6 million in the first three quarters of 2003 as compared to a source of cash of $98.6 million in the first three quarters of 2002. The most significant factor contributing to our increased funding of our current liabilities was a higher profit sharing payout in the first quarter of 2003 due to our increased profitability in 2002. Other factors affecting the net cash impact associated with our current liabilities in the first three quarters of 2003 were lower inventory purchases and reduced supplier holdbacks on construction in process.

     Our cash flow from operating activities also benefited in the first three quarters of 2003 from accelerated tax depreciation, the collection of certain state tax credits and the utilization of federal tax credits.

     Investing Activities. Capital expenditures were $172.9 million in the first three quarters of 2003 as compared to $157.9 million in the first three quarters of 2002. We expect our capital spending to be between $225 million and $250 million in 2003, which we believe to be our normalized level of capital investment for us because we have substantially completed the process of rebuilding our facilities to support our long-term production requirements.

     Our largest capital projects in 2003 include expenditures to support the model year 2004 launch of the all-new GM mid-sized pickup trucks (Chevrolet Colorado and GMC Canyon), construction of our new world headquarters in Detroit, Michigan and the expansion of our Technical Center in Rochester Hills, Michigan. In 2003, we have also made our initial investments for equipment to support the launch of an all-new 2005 model year SUV and continue to support new production programs to increase capacity and fund productivity programs in Detroit and Guanajuato Gear & Axle in support of both GM and DaimlerChrysler. As part of our facility expansion projects and geographic growth strategy, we acquired a larger operating facility for our operations in Brazil through a like-kind exchange transaction in the third quarter of 2003.

     Financing Activities. Net cash used in financing activities was $145.7 million in the first three quarters of 2003 as compared to $43.8 million in the first three quarters of 2002. Total long-term debt outstanding decreased $161.3 million in the first three quarters of 2003 to $572.8 million as compared to $734.1 million at year-end 2002. The primary driver for this decrease is our improved operating cash flow.

     Under the terms of the Bank Credit Facilities, we are subject to mandatory prepayment terms if our annual operating cash flows exceed what is required to meet our current debt service and capital expenditure obligations. Based on the applicable covenant formula specified in the Bank Credit Facilities, we made a mandatory, forward-order prepayment on the Term Loan of $23.0 million in the first quarter of 2003. After reflecting this prepayment and a voluntary prepayment on the Term Loan of $109.0 million in the third quarter of 2003, $240.0 million was outstanding under the Bank Credit Facilities at September 30, 2003, all of which was drawn on the Term Loan, and we had additional borrowing capacity of $378.8 million under the Revolver.

     At September 30, 2003, $153.0 million was available to us under the Receivables Facility which expires in the fourth quarter of 2003. We are currently evaluating options to replace the liquidity available under this facility, including a new receivables securitization, access to additional uncommitted money market lines of credit and Revolver borrowings.

     During the nine months ended September 30, 2003, we increased our total availability under our money market lines to $44.0 million all of which was available at September 30, 2003. At December 31, 2002, we had borrowing capacity of $24.0 million under a money market line of which $7.0 million was outstanding.

     The weighted average interest rate of our long-term debt outstanding in the third quarter of 2003 was 6.0% as compared to 5.8% in the fourth quarter of 2002.

     As market conditions warrant and in conjunction with our debt management strategy, we may, from time to time, purchase a portion of our debt securities in privately negotiated or open market transactions.

     Secondary Stock Offering. On October 3, 2003, we announced a secondary offering of 7.0 million shares of common stock owned by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (“Blackstone”). We did not sell any shares and did not receive any of the proceeds from the sale of shares by the selling stockholders.

     After completion of the offering on October 7, 2003, which included the sale of an over allotment option of an additional 0.5 million shares, Blackstone beneficially owned approximately 12% of our common stock.

     Off-Balance Sheet Financing and Contractual Obligations. Our off-balance sheet financing relates principally to operating leases for certain facilities and manufacturing machinery and equipment. Pursuant to these operating leases, most of which were initiated prior to year-end 1999, we have the opportunity to purchase underlying machinery and equipment at specified buy-out dates. We exercised our purchase options for $3.0 million of such lease buy-outs in the first quarter of 2003 as compared to $35.4 million in the first three quarters of 2002 and $45.2 million for the full-year 2002. The manufacturing equipment purchased in these transactions in 2003 was originally sold under sale-leaseback agreements in 1996. Remaining lease renewal or repurchase options are approximately $106 million in 2006.

     The following table summarizes our contractual obligations(1):

	Long-term debt and
	capital lease			Total contractual
	obligations	Operating leases	Purchase commitments	obligations

		(In millions)
2003(2)	$14.1	$16.1	$100.6	$130.8
2004	0.3	28.1	—	28.4
2005	65.1	28.8	—	93.9
2006	191.7	29.0	—	220.7
2007	—	28.9	—	28.9
2008	0.1	29.7	—	29.8
Thereafter	301.5	38.7	—	340.2

	$572.8	$199.3	$100.6	$872.7

(1)	This table excludes the options to purchase equipment under operating leases at the end of the contractual lease terms.

(2)	2003 represents our contractual obligations from October 1, 2003 to December 31, 2003 except for purchase commitments, which represent purchase commitments outstanding at September 30, 2003.

INSURANCE CLAIMS

     On May 8, 2003, a tornado damaged a GM production facility in Oklahoma City, Oklahoma and, as a result, GM did not maintain its production schedules for that facility in the second quarter of 2003. The impact of this business interruption negatively impacted our sales and gross margin in the second quarter of 2003 as we continued to incur fixed charges and extra expenses subsequent to this event. We anticipate full reimbursement from our insurance providers in 2003 for the items mentioned above less a $2.5 million deductible.

     As explained more fully in our Annual Report, a fire occurred at our forge operations in Detroit on July 14, 2002. There were no resulting injuries and the fire did not affect our ability to meet customer demand. Our insurance policies provide coverage for the property destroyed in the fire and incremental costs incurred to maintain continuity of supply.

     At September 30, 2003, we had $11.5 million of accounts receivable related to these insurance claims as compared to $13.6 million, $7.9 million and $9.0 million at June 30, 2003, March 31, 2003 and year-end 2002, respectively. The insurance settlement proceedings are ongoing and we anticipate final settlement of these claims to occur in 2003.

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

EFFECT OF NEW ACCOUNTING STANDARDS

     FASB Statement No. 146. In June, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FASB Statement No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The main objective of FASB Statement No. 146 is to clarify the requirements for recognition of a liability for costs associated with an exit or disposal activity. FASB Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. This Statement did not have any impact on our results of operations or financial position in the first three quarters of 2003.

     FASB Statement No. 149. In May 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FASB Statement No. 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 with this guidance applied prospectively. This Statement did not have any impact on our results of operations or financial position at September 30, 2003.

     FASB Statement No. 150. In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FASB Statement No. 150 affects the accounting for mandatorily redeemable shares, options and forward purchase contracts that require the issuer to repurchase shares and certain obligations that can be settled in shares. The Statement also requires disclosures about alternatives in the settlement of instruments and capital structure of the entities. FASB Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. This Statement did not have any impact on our results of operations or financial position at September 30, 2003.

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

     Currency Exchange Risk. Because most of our business is denominated in U.S. dollars, we do not have significant exposures relating to currency exchange risks. We had currency forward contracts with a notional amount of approximately $31.6 million outstanding at September 30, 2003. Foreign currency forward contracts are used to reduce the effects of fluctuations in exchange rates. Future business operations and opportunities, including the expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange forward contracts.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

     On September 15, 2003, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock for stockholders of record on September 25, 2003 (the “Record Date”). The Rights Plan provides a reasonable means of safeguarding the interests of all stockholders against unsolicited takeover attempts at a price not reflective of its fair value. The Rights Plan is designed to give the Board of Directors sufficient time to evaluate and respond to an unsolicited takeover attempt and to encourage anyone or group considering such action to negotiate first with the Board of Directors.

     Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Preferred Stock”) at a purchase price of $120.00 per one one-thousandth of a share of Preferred Stock, subject to certain adjustments. A Right is not exercisable until 10 days after a person or group becomes the beneficial owner of 15% or more of our common stock, or 15 days after a person or group announces an intent to acquire or takes steps that will result in the acquisition of 15% or more ownership of our common stock. Until then, the Rights will be evidenced by and traded automatically with common stock. Separate Rights Certificates will not be issued unless a triggering event occurs pursuant to the Rights Plan.

     Upon payment of the purchase price, the holder of a Right (other than the acquiring person or group) will be entitled to receive, in lieu of Preferred Stock, a number of shares of our common stock, or in stock of the surviving enterprise if AAM is acquired, having a market value of two times the purchase price. Stockholders beneficially owning 15% or more of our common stock on the Record Date are not restricted under the Rights Plan so long as such stockholders do not acquire beneficial ownership of an additional 2% or more of outstanding common stock. The Board of Directors may redeem the Rights at any time before a person or group announces its acquisition of 15% or more of our common stock. The Rights expire on the earlier of September 15, 2013 or the date of their redemption or exchange. In connection with the Rights Plan, certain corporate officers signed Continuity Agreements that will enable them to focus on our business and help maintain the value of AAM during periods of uncertainty that may arise from a potential change in control.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On September 19, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 reporting that the Board of Directors adopted a stockholder rights plan.

On July 24, 2003, we filed a Current Report on Form 8-K pursuant to Item 12 reporting that we issued a press release containing our financial results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

Date:	November 4, 2003	By: /s/ Robin J. Adams
Robin J. Adams
Executive Vice President — Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit

*10.52	Continuity Agreement dated as of September 29, 2003 between the Company and Richard E. Dauch**

*10.53	Continuity Agreements dated as of September 29, 2003 between the Company and certain officers**

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Robin J. Adams, Executive Vice President - Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32.1	Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Robin J. Adams, Executive Vice President - Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                           (All other exhibits are not applicable.)

*	Filed herewith

**	Shown only in the original filed with the Securities and Exchange Commission