Form 10-K
period 2003-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2004-03-15
CIK 1062231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-3161171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE DAUCH DRIVE, DETROIT, MICHIGAN 48211-1198

(Address of principal executive offices, including Zip Code)

313-758-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

COMMON STOCK, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE

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

Yes ☒  No ☐

    The closing price of the Common Stock on June 30, 2003 as reported on the New York Stock Exchange was $23.90 per share and the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $712.2 million.

    As of March 1, 2004, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 52,181,500 shares.

Documents Incorporated By Reference

    Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2003 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 29, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003, are incorporated by reference in Part I (Items 1, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, and 8), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

Internet Website Access to Reports

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

TABLE OF CONTENTS — ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2003

			Page Number

Cautionary Statements			1

Part I.	Item 1	Business	2
	Item 2	Properties	6
	Item 3	Legal Proceedings	7
	Item 4	Submission of Matters to a Vote of Stockholders	7
		Supplemental Item — Executive Officers and Directors of the Registrant	7

Part II.	Item 5	Market for Registrant’s Common Stock and Related Stockholder Matters	11
	Item 6	Selected Consolidated Financial Data	11
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	11
	Item 8	Financial Statements and Supplementary Data	11
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
	Item 9A	Controls and Procedures	11

Part III.	Item 10	Directors and Executive Officers of the Registrant	12
	Item 11	Executive Compensation	12
	Item 12	Common Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
	Item 13	Certain Relationships and Related Transactions	12
	Item 14	Principal Accounting Fees and Services	12

Part IV.	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	13
Signatures			19

Schedule II		Valuation and Qualifying Accounts	20

Independent Auditors’ Report			21

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges	22
Exhibit 21		Subsidiaries of our Company	23
Exhibit 23		Independent Auditors’ Consent	24
Exhibit 31.1		Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	25
Exhibit 31.2		Certification of Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	26
Exhibit 32		Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

5.25% Senior Notes due 2014, Indenture - 02/11/04
Senior Notes due 2024, Indenture dated 02/11/04
Senior Unsecured Revolving Credit Facility
Guarantee Agreement, dated as of January 9, 2004
Computation of Ratio of Earnings to Fixed Charges
Annual Report to Stockholders
Subsidiaries of the Company
Consent of Deloitte & Touche LLP
Certification of Richard E. Dauch, C.E.O
Certification of Robins J. Adams, C.F.O
Section 906 Certifications of C.E.O. & C.F.O.

Cautionary Statements

      Certain statements in this Annual Report on Form 10-K are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe and South America);

•	reduced demand for our customers’ products (particularly light trucks and sport-utility vehicles produced by General Motors Corporation and DaimlerChrysler Corporation);

•	reduced purchases of our products by General Motors Corporation, DaimlerChrysler Corporation or other customers;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our ability to attract and retain key associates;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations);

•	other unanticipated events and conditions that hinder our ability to compete.

      It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part I

Item 1. Business

(a) General Development of Business

General

      As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” “we,” “our,” “us,” or “AAM” mean American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries and predecessors, collectively.

      We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport-utility vehicles (SUVs) and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products.

      In March 1994, we were formed by a private investor group led by Richard E. Dauch, our Co-Founder, Chairman of the Board and Chief Executive Officer, that purchased the Final Drive and Forge Business Unit of the Saginaw Division of General Motors Corporation (GM). In connection with this acquisition and under subsequent additional binding agreements we have entered into with GM, we are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/ all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms in 2003.

      In October 1997, Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates (Blackstone) acquired a majority ownership position of our Company in a leveraged recapitalization. From 1999 through 2003, Blackstone executed an orderly exit strategy of its ownership position culminating in December 2003 when Blackstone completed a secondary offering of approximately 6.5 million shares to outside investors. As a result, Blackstone no longer has an ownership interest in our Company.

      Since 1994, we have dramatically improved product quality and manufacturing efficiency through a combination of management leadership, investments in new equipment and technology, workforce training, and process and system improvements resulting in increased capacity utilization. From March 1994 through December 2003, we have invested approximately $2.3 billion in capital expenditures and we have received and maintained ISO/QS 9000 certification for each of our facilities. We have also received ISO/TS 16949:2002 certification for the majority of our operating facilities. As a result, (i) the average number of axles produced per production day increased from approximately 10,000 per day in March 1994 to approximately 19,300 per day in 2003 and (ii) discrepant parts shipped to GM (as measured by GM) decreased from approximately 13,400 parts per million (PPM) during the six months ended December 31, 1994 to 15 PPM during the six months ended December 31, 2003.

Initial Public Offering (IPO)

      Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (AAMM) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (AAM, Inc.) and its subsidiaries. Pursuant to this merger, which was effected in January 1999 in connection with our IPO, each share of AAMM’s common stock was converted into 3,945 shares of Holdings’ common stock. Holdings has no subsidiaries other than AAM, Inc. In February 1999, Holdings completed an IPO and issued 7.0 million shares of its common stock.

Acquisitions

      In 1999, we acquired two domestic automotive forging companies, Colfor Manufacturing Inc. (Colfor) and MSP Industries Corporation (MSP), and a majority interest in a joint venture in Brazil which machines forging and driveline components for automotive original equipment manufacturers (OEMs) for an aggregate cash purchase consideration of approximately $239 million.

      In 1998, we acquired Albion Automotive (Holdings) Limited (referred to as Albion) for a cash purchase price of approximately $42 million plus $30 million of assumed debt and capital lease obligations. Albion supplies front steerable and rear axles, driving heads, crankshafts, chassis components and transmission parts used primarily in medium-duty trucks and buses for customers located in the United Kingdom and elsewhere in Europe.

(b) Financial Information About Segments

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report to Stockholders (Annual Report), section entitled “Financials — Notes to Consolidated Financial Statements, Note 12 — Segment and Geographic Information.”

(c) Narrative Description of Business

Company Overview

      We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front 4WD/AWD axle requirements for these vehicle platforms in 2003. We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program). Sales to GM were approximately 82% of our total net sales in 2003, 86% in 2002 and 87% in 2001 while sales to DaimlerChrysler Corporation (DaimlerChrysler) were 9% of our total net sales in 2003, 4% in 2002, and less than 1% in 2001 and all previous years.

      As a result of our Component Supply Agreement (CSA) and Lifetime Program Contracts with GM (LPCs), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will compete for future GM business upon the termination of the LPCs or the CSA.

      We sell most of our products under long-term contracts with prices scheduled at the time the contracts are established. Some of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. Price reductions under long-term contracts are a common practice in the automotive industry. We do not believe that price reductions offered to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through purchased material cost reductions and other productivity improvements.

      We continue to diversify our customer base. In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company and other OEMs and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased 35% in 2003 to $674.0 million as compared to $498.5 million in 2002 and $404.6 million in 2001.

      The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,

	2003	2002	2001

Rear axles	59.5%	59.5%	57.9%
Front axles	19.5	17.8	15.9
Driveshafts	7.0	7.0	6.5
Chassis components	6.1	6.7	7.1
Forged products	4.7	6.0	8.8
Other	3.2	3.0	3.8

Total	100.0%	100.0%	100.0%

Industry and Competition

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis — Industry and Competition.”

Productive Materials

      We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

Research and Development (R&D)

      Since March 1, 1994, we have invested approximately $376 million in R&D focusing on new product and process development. We plan to continue to invest in the development of new product, process and systems technologies to improve productive efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

      R&D spending was $60.7 million in 2003, $54.0 million in 2002 and $51.7 million in 2001. We are focusing our R&D efforts on several critical initiatives to meet the future needs of our customers. These initiatives include:

•	Improving Fuel Economy — Technical advancements in our family of PowerLite® axles and PowerDense™ gearsets are aimed at reducing weight and mass from our products while maintaining the same torque capability. Through these efforts, a complete new series of aluminum axles was developed to support the all-new GMC Canyon and Chevrolet Colorado mid-sized truck platform as well as Chevrolet’s all-new Super Sport Roadster (SSR) launched in 2003.

•	Improving Customer Satisfaction — We continue to enhance our current product portfolio by improving quality and features. Our SmartBar™ technology utilizes electronics to aid in providing maximum off-road wheel travel and traction while maintaining on-road handling characteristics. Our family of TracRite® advanced traction enhancing differentials now includes electronic locking technology. These are just two examples of our advancements in full vehicle electronic integration of stability and torque-controlled systems that have resulted in contract awards during 2003.

•	Delivering Innovative Products — We have developed innovative driveline systems solutions for various sized vehicles and global markets. These include new 4WD/AWD systems incorporating power transfer units, independent rear drive axles and advanced multi-piece driveshafts that are designed specifically for the rapidly growing crossover vehicle segment. We have also continued to develop and enhance our I-Ride™ independent chassis modules for both passenger cars and SUVs. Our efforts have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

•	Improving Testing Capabilities — We recently completed our third expansion of our Technical Center in Rochester Hills, Michigan. This expansion incorporates a state-of-the-art road-load simulator, which will be used to test and validate chassis module assemblies and components. This road-load simulator will allow us to compress six to eight months of track testing into two to three weeks of lab testing.

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

Cyclicality and Seasonality

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis — Cyclicality and Seasonality.”

Associates

      We believe that one of our most important assets is our workforce. Since 1994, we have focused on making significant improvements in our labor relations through improving working conditions, incentive programs and town hall meetings with our hourly and salaried associates. We have also implemented a program of continuous training whereby associates develop their skill sets using the latest manufacturing technology to produce products of precision quality. Our workforce has committed to assist us in achieving both quality and productivity gains over the life of our contracts. We believe our relationships with our associates are positive.

      As of December 31, 2003, we employed approximately 11,800 associates, approximately 9,400 of which are employed in the United States. Approximately 7,400 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). As of March 8, 2004, approximately 6,700 associates represented by the UAW are subject to a collective bargaining agreement that expires February 25, 2008. For further information on the UAW collective bargaining agreement, refer to Item 7 to this Form 10-K, section entitled “Recent Developments.” Approximately 700 associates at MSP and Colfor are also represented by the UAW under collective bargaining agreements that expire on April 18, 2005 and June 3, 2005, respectively. Approximately 200 associates are represented by the International Association of Machinists (IAM) under a collective bargaining agreement, which runs through May 5, 2004. In addition, approximately 500 associates at Albion, approximately 1,300 associates at our Silao, Mexico facility (Guanajuato Gear & Axle and Guanajuato Forge) and approximately 200 associates at our Brazilian majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreements at Albion, certain of which may be terminated upon six-months notice, expire in 2004 and the agreements in Mexico and Brazil expire annually.

Credit and Working Capital Practices

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis — Liquidity and Capital Resources.”

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

      International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

      For further financial information regarding foreign and domestic sales and export sales, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Notes to Consolidated Financial Statements, Note 12 — Segment and Geographic Information.”

Item 2. Properties

      The following is a summary of our principal facilities:

	Approx.	Type
Name	Sq. Feet	of Interest	Function

Detroit Gear & Axle Detroit, MI	1,795,000	Owned	Rear and front axles
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Rear axles and steering linkages
Three Rivers Driveline Three Rivers, MI	750,000	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Guanajuato Gear & Axle Guanajuato, Mexico	839,000	Owned	Rear axles and driveshafts and front axles and auxiliary driveshafts
Guanajuato Forge Guanajuato, Mexico	111,000	Owned	Forged products
Scotstoun Plant Glasgow, Scotland	453,000	Leased	Front and rear axles for medium-duty trucks and vans
Spurrier Plant Lancashire, England	303,000	Leased	Crankshafts and fabricated parts
AAM do Brasil Araucária, Brazil	264,000	Owned	Machining of forged and cast products
Detroit Forge Detroit, MI	710,000	Owned	Forged products
Tonawanda Forge Tonawanda, NY	470,000	Owned	Forged products
Cheektowaga Plant Cheektowaga, NY	116,000	Owned	Machining of forged products
Colfor — Malvern Malvern, Ohio	234,000	Owned	Forged products
Colfor — Salem Salem, Ohio	189,000	Owned	Forged products
Colfor — Minerva Minerva, Ohio	125,000	Owned	Machining of forged products
MSP — Oxford Oxford, MI	125,000	Leased	Forged products
MSP — Centerline Centerline, MI	14,000	Leased	Forged products
Technical Center Rochester Hills, MI	104,000	Owned	R&D, design engineering, metallurgy, testing and validation
Detroit South Campus Detroit, MI	43,000	Owned	Quality Engineering Technical Center, Process Development Center and Safety Training Center
Corporate Headquarters Detroit, MI	217,000	Owned	Executive and administrative offices
Global Procurement Center Rochester Hills, MI	16,000	Leased	Executive and administrative offices

      Borrowings under our Senior Secured Bank Credit Facilities (1997 Bank Credit Facilities) were secured by the capital stock of our significant subsidiaries and substantially all of our assets except for those securing the Receivables Facility and other permitted bank, equipment and lease financings. On January 9, 2004, we entered into a new Senior Unsecured Revolving Credit Facility (New Revolver). See Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis — Liquidity and Capital Resources” for further information regarding our bank credit facilities.

Item 3. Legal Proceedings

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis — Litigation and Environmental Matters.”

Item 4. Submission of Matters to a Vote of Stockholders

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2003.

Supplemental Item — Executive Officers and Directors of the Registrant

      We possess a management team with proven leadership and extensive automotive industry experience. Our executive officers and directors are:

Name	Age	Position

Richard E. Dauch(3)	61	Co-Founder, Chairman of the Board & Chief Executive Officer
Joel D. Robinson	60	President & Chief Operating Officer
Robin J. Adams	50	Executive Vice President — Finance & Chief Financial Officer
Yogendra N. Rahangdale	56	Executive Vice President & Chief Technology Officer
David C. Dauch	39	Senior Vice President, Sales, Marketing & Driveline Division
John J. Bellanti	49	Vice President, Engineering & Product Development
Marion A. Cumo, Sr.	61	Vice President, Program Management & Launch
Richard F. Dauch	43	Vice President, Investor Relations
George J. Dellas	61	Vice President, Quality Assurance & Customer Satisfaction
David J. Demos(a)	53	Vice President, Special Projects
Patrick S. Lancaster	56	Vice President, Chief Administrative Officer & Secretary
Roy H. Langenbach	64	Vice President, Materials Management & Logistics
Allan R. Monich	50	Vice President, Manufacturing Forging Division
Patrick J. Paige	39	Vice President, Human Resources
Alan L. Shaffer	53	Vice President, Strategic & Business Development
Abdallah F. Shanti	43	Vice President, Procurement, Information Technology & Chief Information Officer
Forest J. Farmer(1)	63	Director
Robert L. Friedman(2)(b)	61	Director
Richard C. Lappin(1)	59	Director
Thomas L. Martin(2)(c)	60	Director
B.G. Mathis(2)	71	Director
Larry W. McCurdy(3)	68	Director
Bret D. Pearlman(2)(b)	37	Director
John P. Reilly(3)	60	Director
Thomas K. Walker(1)	63	Director
Dr. Henry T. Yang(2)(c)	63	Director

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

(a)	No longer an executive officer as of January 1, 2004

(b)	Resigned from the Board in December, 2003

(c)	Appointed to the Board in February, 2004

      Richard E. Dauch, age 61, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000. Prior to March 1994, he spent 12 years at Chrysler Corporation. He left Chrysler Corporation in 1991 as Executive Vice President of Worldwide Manufacturing. Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has nearly 40 years of experience in the automotive industry. Mr. Dauch has been named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturers’ Association, and the 1999 Michiganian of the Year by The Detroit News. In 2003, he received the Harvard Business School of Michigan Business Statesman Award, the Ernst & Young Entrepreneur of the Year Award, and the Northwood University Outstanding Business Leader Award. Mr. Dauch currently serves as Chairman of the National Association of Manufacturers (N.A.M.). He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in 75 countries in several languages.

      Joel D. Robinson, age 60, was appointed President & Chief Operating Officer in January 2001. Prior to that, Mr. Robinson served as Executive Vice President — Operations & Chief Operating Officer (since August 1998) and Vice President, Manufacturing (since May 1997). Mr. Robinson joined our Company in March 1994 and has held various other positions including Executive Director of the GMT-800 program and Executive Director, Manufacturing Services. He began his career in the automotive industry at Ford Motor Company in 1963, where he held a series of technical and manufacturing management positions. Mr. Robinson also worked for American Motors Corporation, serving as Director of Vehicle Assembly, and later, at Chrysler Corporation, where he was responsible for all car body programs. Mr. Robinson has over 40 years of experience in the global automotive industry.

      Robin J. Adams, age 50, has been Executive Vice President — Finance & Chief Financial Officer since joining our Company in July 1999. Prior to joining our Company, he spent 13 years with BorgWarner in various financial positions, including Vice President and Treasurer (Principal Financial Officer) from 1993 to 1999 and Assistant Treasurer from 1991 to 1993. He began his career in 1976 with Illinois Central Railroad Company, where he served in a variety of positions in accounting, finance and corporate planning, including Assistant Director of Corporate and Financial Planning. Mr. Adams has over 27 years of experience in the transportation industry, 18 of which is in the automotive industry, and is a certified public accountant.

      Yogendra (Yogen) N. Rahangdale, age 56, has been Executive Vice President & Chief Technology Officer since September 2003. Prior to that, he served as Group Vice President & Chief Technology Officer (since January 2001); Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998) and Director, Corporate Manufacturing Planning (since joining our Company in August 1995). Prior to joining our Company, Mr. Rahangdale spent 12 years with Chrysler Corporation in a variety of positions including Manager, Paint & Energy Management.

      David C. Dauch, age 39, has been Senior Vice President, Sales, Marketing & Driveline Division since September 2003. Prior to that, he served as Vice President, Manufacturing — Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager. Mr. Dauch is a member of the Board of Directors of Collins & Aikman. David C. Dauch is a son of Richard E. Dauch.

      John J. Bellanti, age 49, has been Vice President, Engineering & Product Development since September 2003. Prior to that, he served as Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994). Prior to joining our Company, Mr. Bellanti, worked 22 years at GM in various manufacturing and engineering positions, most recently serving as Production Manager. Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

      Marion A. Cumo, Sr., age 61, has been Vice President, Program Management & Launch since September 2002. Prior to that, he served as Vice President, Materials Management and Logistics (since May 1996) and Vice President, Quality Assurance and Customer Satisfaction (since joining our Company in March 1994). Prior to joining our Company, Mr. Cumo spent 11 years working as a manufacturing executive at Chrysler Corporation. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler, Mr. Cumo became president of Tri-County Chrysler Products in Peebles/ West Union, Ohio, and also worked as an automotive manufacturing consultant. Mr. Cumo began his career at GM and has over 37 years experience in the global automotive industry including positions with GM, Volkswagen of America and Chrysler.

      Richard F. Dauch, age 43, has been Vice President, Investor Relations since September 2003. Prior to that, he served as Vice President, Financial Planning (since September 2002); Vice President, Sales and Marketing (since January 2002); Vice President, Sales (since January 2001); Vice President, Manufacturing — Driveline Division (since July 1999); Vice President, Manufacturing (since August 1998); Director, Strategic and Capacity Planning (since February 1998) and Plant Manager, Detroit Gear & Axle Plant (since May 1996). Mr. Dauch joined our Company in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining our Company, Mr. Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from July 1992. Prior to his automotive career, Mr. Dauch served in the U.S. Army for eleven years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

      George J. Dellas, age 61, has been Vice President, Quality Assurance & Customer Satisfaction since May 1996. Prior to that, he served as Vice President, Procurement and Material Management since joining our Company in March 1994. Prior to joining our Company, Mr. Dellas spent 12 years in executive positions of increasing responsibility at Chrysler Corporation from Plant Manager to Director. While serving as Plant Manger, he received the Productivity Medal from the United States Senate. Before leaving Chrysler in 1991, he served as the Director of Advanced Planning for the Assembly Division. Mr. Dellas has over 38 years experience in the global automotive industry including positions with GM, Volkswagen of America and Chrysler.

      David J. Demos, age 53, has been Vice President, Special Projects from September 2003 through December 31, 2003. Prior to that, he served as Vice President, Investor Relations (since October 2002); Vice President; President and Chief Operating Officer of Colfor Manufacturing, Inc. (since July 2001); Vice President, Strategic Planning and Business Development (since March 2000); Vice President, Procurement (since August 1998); Vice President, Sales and Business Development (since November 1997) and Vice President, Sales (since May 1996). He also served as Executive Director, Sales and Marketing; and Director, Sales, Marketing and Planning. Prior to joining our Company in March 1994, Mr. Demos worked for GM for 21 years in various engineering, quality and sales positions in the United States and overseas. In his most recent position with GM, he was Chief Engineer of the Final Drive and Forge Business Unit of the Saginaw Division.

      Patrick S. Lancaster, age 56, has been Vice President, Chief Administrative Officer & Secretary since September 2003. Prior to that, he served as Group Vice President, Chief Administrative Officer & Secretary (since January 2001); Vice President and Secretary (since March 2000); Vice President, General Counsel and Secretary (since November 1997) and General Counsel and Secretary (since June 1994). Mr. Lancaster is a member of the State Bar of Michigan.

      Roy H. Langenbach, age 64, has been Vice President, Materials Management & Logistics since September 2002. Prior to that, he served as Vice President, Procurement (since April 2000), and Director, Materials Management since the formation of our Company in March 1994. Mr. Langenbach has over 39 years experience in the automotive industry. Prior to joining our Company, Mr. Langenbach served in a progression of manufacturing management positions at GM, Volkswagen of America, Ford Motor Company and Benteler Industries.

      Allan R. Monich, age 50, has been Vice President, Manufacturing Forging Division since October 2001. Prior to that, he served as Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994. Prior to joining our Company in March 1994, he worked for GM for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

      Patrick J. Paige, age 39, has been Vice President, Human Resources since January 2003. Prior to that, he served as Managing Director, Europe and President & Chief Executive Officer of our Albion Automotive (Holdings) Limited subsidiary (since December 2000); Director, Labor Relations (since September 1999); Director, Corporate Relations and Communications (since August 1998); Personnel Director for our Company’s Detroit Gear & Axle facility (since May 1996) and Corporate Counsel since joining our Company in August 1994. Prior to joining our Company, Mr. Paige was with Chrysler Corporation since 1987 where he held positions of increasing responsibility in the areas of manufacturing, personnel and, most recently, Office of General Counsel. Mr. Paige is a member of the State Bar of Michigan.

      Alan L. Shaffer, age 53, has been Vice President, Strategic & Business Development since September 2003. Prior to that, he served as Senior Vice President, Sales, Marketing & Strategic Planning (since September 2002) and Vice President, Manufacturing Services since joining our Company in October 2000. Prior to joining our Company, Mr. Shaffer was Executive Vice President of Eventory, Inc. in Bedford, Massachusetts since February 2000 and served as Group Vice President, Metalworking Technologies at Milacron, Inc. since 1986.

      Abdallah F. Shanti, age 43, has been Vice President, Procurement, Information Technology & Chief Information Officer since September 2002. Prior to that, he served as Executive Director, Information Technology & Chief Information Officer since joining our Company in December 1999. Prior to joining our Company, Mr. Shanti served as Vice President, Global Information Technology at LucasVarity PLC. Mr. Shanti began his career with GM/ Electronic Data Systems Corporation in 1984 where he served in a variety of information technology leadership roles providing services for automotive and manufacturing corporations. He has over 20 years of experience in the global automotive industry including positions with GM, where he most recently served as General Director, Systems Engineering; LucasVarity PLC; Perot Systems Corporation and GM/ Electronic Data Systems Corporation.

      The business experience of our Board of Directors is incorporated by reference from the information in the sections entitled “Nominees for Directors” and “Returning Members of the Board of Directors” in our Proxy Statement.

Part II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol “AXL.”

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Notes to Consolidated Financial Statements, Note 13 — Unaudited Quarterly Financial and Market Data.”

      We have not paid any cash dividends since our recapitalization in 1997. We currently intend to retain any earnings for use in our business.

      The information regarding our equity compensation plans is incorporated by reference from the information in the section entitled “Report of the Compensation Committee on Executive Compensation” in our Proxy Statement.

Item 6.	Selected Consolidated Financial Data

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Nine Year Financial Summary.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis.”

      Recent Developments. On February 25, 2004, our national collective bargaining agreement with the UAW expired. As a result of not reaching an agreement before the expiration of the contract, we experienced a temporary work stoppage that lasted less than two days at six of our North American manufacturing facilities. On March 8, 2004, a new national collective bargaining agreement with the UAW for approximately 6,700 hourly associates was ratified and will expire February 25, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis — Market Risk.”

Item 8.	Financial Statements and Supplementary Data

      Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, sections entitled “Financials — Consolidated Financial Statements” and “Financials — Notes to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Exchange Act filings.

      There have been no significant changes to our internal control over financial reporting or other factors that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 regarding directors is incorporated by reference from the information in the sections entitled “Nominees for Directors,” “Returning Members of the Board of Directors,” and “Security Ownership of AAM Directors and Officers and Certain Beneficial Owners” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2004 (Proxy Statement), which is being filed on March 15, 2004.

      The information required by Item 10 regarding executive officers appears as a Supplemental Item in Part I and incorporated by reference from the information in the section entitled “Security Ownership of AAM Directors and Officers and Certain Beneficial Owners” in our Proxy Statement.

      We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer and the senior financial executives who report directly to our Chief Financial Officer. This code of ethics has been posted to our website at www.aam.com and is available free of charge through our website. Our Board of Directors has also adopted the AAM Corporate Governance Guidelines and the AAM Code of Business Conduct. The AAM Corporate Governance Guidelines and the AAM Code of Business Conduct have been posted to our website and are available in print free of charge to any AAM stockholder who requests it.

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference from the information in the section entitled “Executive Compensation, Retirement Program and Employment and Continuity Agreements” in our Proxy Statement.

Item 12.	Common Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of		Number of securities
	securities to be	Weighted —	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	6,979,923	$16.43	1,915,986
Equity compensation plans not approved by security holders	—	—	—

Total	6,979,923	$16.43	1,915,986

      The information in the section entitled “Security Ownership of AAM Directors and Officers and Certain Beneficial Owners” is incorporated by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 regarding certain relationships and related transactions is incorporated by reference from the information in the section entitled “Certain Relationships and Related-Party Transactions” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 is incorporated by reference from the information in the section entitled “Report of the Audit Committee” in our Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

           1. All Financial Statements

              Management’s Responsibility for Consolidated Financial Statements

              Independent Auditors’ Report

              Consolidated Statements of Income

              Consolidated Balance Sheets

              Consolidated Statements of Cash Flows

              Consolidated Statements of Stockholders’ Equity

              Notes to Consolidated Financial Statements

           The above financial statements are filed as Exhibit 13 to this Form 10-K.

           2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and the report of Deloitte & Touche LLP, independent auditors, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2003, 2002 and 2001 are filed as part of this Form 10-K.

All other schedules have been omitted because they are not applicable or not required.

           3. Exhibits

           See Item (c) below.

      (b) Reports on Form 8-K

On December 24, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 and Item 7 reporting that we issued a press release announcing a change in our Board of Directors.

On December 15, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 reporting that we issued a press release announcing the pricing of a secondary offering.

On October 30, 2003, we furnished a Current Report on Form 8-K pursuant to Item 9 reporting that we issued a press release announcing our earnings outlook for the full year 2004 and pursuant to Item 12 reporting that we issued a press release containing our financial results for the quarter ended September 30, 2003.

On October 3, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 reporting that we issued a press release announcing the pricing of a secondary offering.

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
4.01	Specimen Stock Certificate
(Incorporated by reference to Exhibit 4.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
*4.02	5.25% Senior Notes due 2014, Indenture, dated as of February 11, 2004, among AAM, Inc., as issuer, the Company, as guarantor, and BNY Midwest Trust Company, as trustee **
*4.03	Senior Convertible Notes due 2024, Indenture, dated as of February 11, 2004, among the Company, as issuer, AAM, Inc., as guarantor, and BNY Midwest Trust Company, as trustee **
10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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
10.03	Amendment No. 1 to Component Supply Agreement, dated February 28, 1994, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.04	Amendment No. 2 to Component Supply Agreement, dated February 7, 1996, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.05	Amended and Restated Memorandum of Understanding (MOU), dated September 2, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(f) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.06	MOU Extension Agreement, dated September 22, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(g) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.07	Agreement dated February 17, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.05 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

††10.08	Letter dated December 13, 1996, by AAM, Inc.
(Incorporated by reference to Exhibit 10.05(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.09	1997 American Axle & Manufacturing of Michigan, Inc. Replacement Plan
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.10	The Amended and Restated American Axle & Manufacturing of Michigan, Inc. Management Stock Option Plan
(Incorporated by reference to Exhibit 10.08 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.11	Nonqualified Stock Option Agreement, dated October 30, 1997, between AAM, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.09 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.12	Indemnification Agreement, dated February 28, 1994, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.10 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
‡10.13	Employment Agreement, dated November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.14	Letter Agreement, dated August 18, 1997, between AAM Acquisition, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.15	Recapitalization Agreement, dated as of September 19, 1997, among AAM, Inc., the Company, Jupiter Capital Corporation, Richard E. Dauch, Morton E. Harris and AAM Acquisition, Inc.
(Incorporated by reference to Exhibit 10.12 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.16	Disposition Agreement, dated as of December 10, 1998, between American Axle & Manufacturing of Michigan, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.13(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.17	1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.20 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

††10.18	Lifetime Program Contract for GMT-325 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.19	Lifetime Program Contract for GMT-330 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.20	Lifetime Program Contract for New M-SUV Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.21	Lifetime Program Contract for GMT-400 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(d) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
††10.22	Lifetime Program Contract for GMT-800 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(e) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))
10.23	Letter Agreement, dated as of December 15, 1998, as amended January 11, 2000, between B.G. Mathis and the Company
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)
††10.24	Agreement dated as of February 24, 2000, by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)
††10.25	Settlement Agreement dated as of July 28, 2000 by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)
‡10.26	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)

Number	Description of Exhibit

‡10.27	Stock Purchase Agreement dated December 20, 2000 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.08 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2000)
‡10.28	Supplemental Compensation Agreement dated December 20, 2000 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.09 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2000)
10.29	Lifetime Program Contract between General Motors Corporation North American Operations (Buyer) and AAM, Inc. (Seller)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)
10.30	Agreement dated as of June 14, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)
10.31	Restatement of the American Axle & Manufacturing, Inc. Personal Savings Plan for Hourly-Rate Associates dated September 27, 2001
(Incorporated by reference to Exhibit 10.01 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466)
10.32	Restatement of the American Axle & Manufacturing, Inc. Salaried Savings Plan dated September 27, 2001
(Incorporated by reference to Exhibit 10.02 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466)
10.33	Amendment No. 1 to the 1999 American Axle & Manufacturing of Michigan, Inc. Stock Incentive Plan
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2001)
10.34	Amendment No. 2 to the 1999 American Axle & Manufacturing, Inc. Stock Incentive Plan
(Incorporated by reference to Exhibit 10.04 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2001)
††10.35	Agreement dated as December 21, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)
‡10.36	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company, a Delaware corporation and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

Number	Description of Exhibit

10.37	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)
10.38	Continuity Agreement dated as of September 29, 2003 between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2003)
10.39	Continuity Agreements dated as of September 29, 2003 between the Company and certain officers
(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2003)
*10.40	Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004 (Credit Agreement), among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent **
*10.41	Guarantee Agreement, dated as of January 9, 2004, among the Company, AAM, Inc., the Subsidiary Guarantors and JPMorgan Chase Bank, as Administrative Agent **
*12	Statement of Computation of Ratio of Earnings to Fixed Charges
*13	Annual Report to Stockholders for the year ended December 31, 2003, sections entitled “Financials — Management’s Discussion and Analysis,” “Financials — Consolidated Financial Statements,” “Financials — Notes to Consolidated Financial Statements” and “Nine Year Financial Summary” **
*21	Subsidiaries of the Company
*23	Consent of Deloitte & Touche LLP
*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
*31.2	Certification of Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
*32	Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Robin J. Adams, Executive Vice President — Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(All other exhibits are not applicable.)

††	Confidentiality Requests Approved by the SEC

‡	Reflects Management or Compensatory Contract

*	Filed herewith

**	Shown only in the original filed with the Securities and Exchange Commission

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

(Registrant)

Date: March 15, 2004

By: /s/ ROBIN J. ADAMS

Name: Robin J. Adams

Title:	Executive Vice President — Finance &

Chief Financial Officer
(Chief Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. DAUCH Richard E. Dauch	Co-Founder, Chairman of the Board of Directors & Chief Executive Officer	March 15, 2004
/s/ ROBIN J. ADAMS Robin J. Adams	Executive Vice President — Finance & Chief Financial Officer	March 15, 2004
/s/ FOREST J. FARMER Forest J. Farmer	Director	March 15, 2004
/s/ RICHARD C. LAPPIN Richard C. Lappin	Director	March 15, 2004
/s/ THOMAS L. MARTIN Thomas L. Martin	Director	March 15, 2004
/s/ B.G. MATHIS B.G. Mathis	Director	March 15, 2004
/s/ LARRY W. MCCURDY Larry W. McCurdy	Director	March 15, 2004
/s/ JOHN P. REILLY John P. Reilly	Director	March 15, 2004
/s/ THOMAS K. WALKER Thomas K. Walker	Director	March 15, 2004
/s/ DR. HENRY T. YANG Dr. Henry T. Yang	Director	March 15, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions —
	Balance at	Charged to	Deductions —	Balance
	Beginning of	Costs and	See Notes	At End of
	Period	Expenses	Below	Period

	(In millions)
Year Ended December 31, 2001:
Allowance for doubtful accounts	$12.0	5.0	4.3(1)	$12.7
Valuation allowance for deferred taxes	28.7	5.1	2.8(2)	31.0
Inventory valuation allowance	27.3	8.9	11.7(3)	24.5
LIFO reserve	9.1	0.2	—	9.3
Year Ended December 31, 2002:
Allowance for doubtful accounts	12.7	5.2	12.5(1)	5.4
Valuation allowance for deferred taxes	31.0	23.4	12.8(2)	41.6
Inventory valuation allowance	24.5	6.6	8.9(3)	22.2
LIFO reserve	9.3	1.3	—	10.6
Year Ended December 31, 2003:
Allowance for doubtful accounts	5.4	4.1	6.7(1)	2.8
Valuation allowance for deferred taxes	41.6	9.2	15.9(2)	34.9
Inventory valuation allowance	22.2	6.5	13.9(3)	14.8
LIFO reserve	10.6	—	0.2	10.4

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (principally related to acquired foreign NOLs and capital allowance carryforwards).

(3)	Inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

      For further information regarding our valuation allowances, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials — Management’s Discussion and Analysis.”

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

American Axle & Manufacturing Holdings, Inc.

      We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 5, 2004, which report includes an explanatory paragraph relating to the Company’s change in method of accounting for goodwill in 2002; such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

February 5, 2004