Form 10-Q
period 2004-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2004-05-04
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3161171

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Dauch Drive, Detroit, Michigan	48211-1198

(Address of principal executive offices)	(Zip Code)

(313) 758-2000

(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     As of April 26, 2004, the latest practicable date, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 52,279,120 shares.

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

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(In millions, except per share data)
Net sales	$952.8	$975.3
Cost of goods sold	816.4	830.6

Gross profit	136.4	144.7
Selling, general and administrative expenses	49.5	48.9

Operating income	86.9	95.8
Net interest expense	(8.4)	(12.5)
Debt refinancing and redemption costs	(23.5)	—
Other income (expense), net	0.7	(0.3)

Income before income taxes	55.7	83.0
Income taxes	19.2	29.0

Net income	$36.5	$54.0

Basic earnings per share	$0.69	$1.08

Diluted earnings per share	$0.66	$1.02

     See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$6.0	$12.4
Accounts receivable, net	449.3	339.2
Inventories, net	170.0	171.8
Prepaid expenses and other	39.3	24.0
Deferred income taxes	16.0	16.3

Total current assets	680.6	563.7
Property, plant and equipment, net	1,637.2	1,629.5
Deferred income taxes	6.9	6.9
Goodwill	147.8	147.8
Other assets and deferred charges	71.0	49.9

Total assets	$2,543.5	$2,397.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377.2	$333.6
Trade payable program liability	6.2	2.1
Accrued compensation and benefits	130.7	164.8
Other accrued expenses	64.8	53.7

Total current liabilities	578.9	554.2
Long-term debt	571.3	449.7
Deferred income taxes	79.4	73.0
Postretirement benefits and other long-term liabilities	380.8	366.2

Total liabilities	1,610.4	1,443.1
Stockholders’ equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	341.5	336.2
Retained earnings	717.9	681.4
Treasury stock at cost, 1.7 million and 0.1 million shares in 2004 and 2003, respectively	(63.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustments	(56.1)	(56.1)
Foreign currency translation adjustments	(6.8)	(6.1)
Unrecognized loss on derivatives	(0.2)	(0.5)

Total stockholders’ equity	933.1	954.7

Total liabilities and stockholders’ equity	$2,543.5	$2,397.8

     See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(In millions)
Operating activities:
Net income	$36.5	$54.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.3	40.0
Deferred income taxes	6.6	11.8
Pensions and other postretirement benefits, net of contributions	27.7	13.3
Loss on retirement of equipment	1.1	0.8
Debt refinancing and redemption costs	23.5	—
Changes in operating assets and liabilities:
Accounts receivable	(109.4)	(101.5)
Inventories	2.1	19.7
Accounts payable and accrued expenses	(0.7)	(17.3)
Other assets and liabilities	(24.3)	15.5

Net cash provided by operating activities	4.4	36.3

Investing activities:
Purchases of property, plant and equipment	(46.7)	(59.4)
Purchase buyouts of leased equipment	—	(3.0)

Net cash used in investing activities	(46.7)	(62.4)

Financing activities:
Net borrowings under revolving credit facilities	20.9	45.7
Proceeds from issuance of long-term debt	399.7	—
Redemption of 9.75% Notes	(314.6)	—
Payments of long-term debt and capital lease obligations	(0.7)	(24.6)
Debt issuance costs	(9.7)	—
Employee stock option exercises	3.1	0.2
Purchase of treasury stock	(63.0)	—

Net cash provided by financing activities	35.7	21.3

Effect of exchange rate changes on cash	0.2	—

Net decrease in cash and cash equivalents	(6.4)	(4.8)
Cash and cash equivalents at beginning of period	12.4	9.4

Cash and cash equivalents at end of period	$6.0	$4.6

Supplemental cash flow information:
Interest paid	$16.9	$20.8
Income taxes paid, net of refunds	$3.6	$(0.6)

     See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1. ORGANIZATION AND BASIS OF PRESENTATION

     Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM), is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs) and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

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

     The balance sheet at December 31, 2003 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

     In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. Actual results could differ from those estimates.

     For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form
10-K for the year ended December 31, 2003 (Annual Report).

2. INVENTORIES

     We state our inventories at the lower of cost or market. The cost of our U.S. inventories is determined principally using the last-in, first-out method (LIFO). The cost of our foreign inventories and all of our indirect inventories is determined principally using the first-in, first-out method (FIFO). We classify indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials. When we determine that our inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts. This policy predominantly affects our accounting for indirect inventories.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Inventories consist of the following:

	March 31,	December 31,
	2004	2003
	(Dollars in millions)
Raw materials and work-in-progress	$167.4	$161.4
Finished goods	29.5	35.6

Gross inventories	196.9	197.0
LIFO reserve	(10.7)	(10.4)
Other inventory valuation reserves	(16.2)	(14.8)

Inventories, net	$170.0	$171.8

3. DEBT REFINANCING AND REDEMPTION COSTS

     On January 9, 2004, we entered into a new senior unsecured revolving credit facility (Revolving Credit Facility) that provides up to $600.0 million of revolving bank financing commitments through January 2009. This Revolving Credit Facility will be used for general corporate purposes, which includes the refinancing of the previously existing senior secured bank credit facilities (1997 Bank Credit Facilities). The Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. Together with $49.0 million of uncommitted bank lines of credit, the Revolving Credit Facility is now our primary source of day-to-day liquidity.

     We had been amortizing fees and expenses associated with the 1997 Bank Credit Facilities over the life of the agreement. In January 2004, the unamortized balance of such fees and expenses of $3.2 million was expensed when we terminated our bank financing commitments under the 1997 Bank Credit Facilities.

     In February 2004, we issued $250.0 million of 5.25% Senior Notes due February 2014 (5.25% Notes) and $150.0 million of 2.00% Senior Convertible Notes due 2024 (2.00% Convertible Notes) in concurrent private offerings pursuant to Rule 144A of the Securities Act of 1933, as amended. We received net proceeds from these offerings of approximately $394.0 million, after deducting discounts and commissions of the initial purchasers and other expenses. We used a portion of the net proceeds to repurchase $63.0 million, or 1.59 million shares, of our common stock in privately negotiated transactions. The remainder of the net proceeds was used to redeem all $300.0 million of the outstanding 9.75% Senior Subordinated Notes due March 2009 (9.75% Notes) at a cost of $314.6 million on March 1, 2004, and for other general corporate purposes. In the first quarter of 2004, the $14.6 million call premium and an additional $5.7 million of unamortized discounts and debt issuance costs were expensed as a result of this redemption.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Debt refinancing and redemption costs expensed in the first quarter of 2004 are summarized as follows (dollars in millions):

Call premium on 9.75% Notes	$14.6
Write-off of unamortized discount and debt issuance costs:
9.75% Notes	5.7
1997 Bank Credit Facilities	3.2

$23.5

4. LONG-TERM DEBT

     Long-term debt consists of the following:

	March 31,	December 31,
	2004	2003
	(Dollars in millions)
Revolving Credit Facility	$115.0	$60.0
9.75% Notes, net of discount	—	298.8
5.25% Notes, net of discount	249.7	—
2.00% Convertible Notes	150.0	—
Capital lease obligations	5.6	6.3
Foreign credit facilities and other	51.0	84.6

Long-term debt	$571.3	$449.7

     We have sufficient availability to refinance all current maturities of long-term debt through the Revolving Credit Facility and the uncommitted bank lines of credit and have, therefore, classified such obligations as long-term debt at March 31, 2004.

     At March 31, 2004, we had $115.0 million outstanding and $473.5 million available under the Revolving Credit Facility. This availability reflected a reduction of $11.5 million for standby letters of credit issued against the facility. We also had $13.0 million outstanding and $36.0 million available on our uncommitted bank lines of credit at March 31, 2004.

     The 5.25% Notes are senior unsecured obligations of American Axle & Manufacturing, Inc. (AAM, Inc.) and are fully and unconditionally guaranteed by Holdings. Holdings has no significant assets other than its 100% ownership of AAM, Inc. and no subsidiaries other than AAM, Inc.

     The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. At the option of the holder, and under certain conditions, these notes are convertible through 2024 into shares of our common stock. At issuance, the conversion rate was equal to 18.0421 shares of common stock for each $1,000 original principal amount of notes. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture. The conversion rate will be subject to adjustment in accordance with the terms of the indenture as a result of our recently declared dividend discussed in “Note 10 — Quarterly Cash Dividend.”

     The weighted average interest rate of our long-term debt outstanding at March 31, 2004 was 4.2% as compared to 8.2% at December 31, 2003.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. EMPLOYEE BENEFIT PLANS

     The components of net periodic benefit cost consist of the following:

	Pension Benefits		Other Benefits
	March 31,		March 31,
	2004	2003	2004	2003
	(Dollars in millions)		(Dollars in millions)
Service cost	$7.9	$7.0	$10.2	$8.1
Interest cost	6.7	5.9	6.7	5.2
Expected asset return	(6.6)	(5.9)	—	—
Amortized loss	1.0	0.5	1.6	0.6
Amortized prior service cost	0.4	0.4	—	—
Other	(0.2)	—	—	—

Net periodic benefit cost	$9.2	$7.9	$18.5	$13.9

     In 2004, we expect our pension funding to approximate our pension expense in the range of $40.0 million to $50.0 million.

     Medicare Prescription Drug, Improvement and Modernization Act of 2003 On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The subsidy results in a reduction in our postretirement benefit obligation of approximately $24.9 million, which will be reflected in our annual valuation at September 30, 2004. Our net periodic postretirement benefit cost was reduced by approximately $0.4 million in the first quarter of 2004 to recognize the effects of the subsidy. Specific authoritative guidance, when issued by the Financial Accounting Standards Board, could require us to re-evaluate the accounting for the impact of this legislation.

6. COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

	Three months ended
	March 31,
	2004	2003
	(Dollars in millions)
Net income	$36.5	$54.0
Unrecognized gain on derivatives, net of tax	0.3	1.0
Foreign currency translation adjustments, net of tax	(0.7)	(0.1)

Comprehensive income	$36.1	$54.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EARNINGS PER SHARE (EPS)

     The following table sets forth the computation of our basic and diluted EPS:

	Three months ended
	March 31,
	2004	2003
	(In millions, except per share data)
Numerator:
Net Income	$36.5	$54.0

Denominators:
Basic shares outstanding -
Weighted-average shares outstanding	52.8	49.9
Effect of dilutive securities:
Dilutive stock options	2.5	3.0

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	55.3	52.9

Basic EPS	$0.69	$1.08

Diluted EPS	$0.66	$1.02

8. STOCK-BASED COMPENSATION

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended
	March 31,
	2004	2003
	(Dollars in millions, except per share data)
Net income, as reported	$36.5	$54.0
Deduct: Total employee stock option expense determined under the fair value method, net of tax	(4.3)	(3.3)

Pro forma net income	$32.2	$50.7

Basic EPS, as reported	$0.69	$1.08

Basic EPS, pro forma	$0.61	$1.02

Diluted EPS, as reported	$0.66	$1.02

Diluted EPS, pro forma	$0.59	$0.97

     We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Assumptions:
Expected volatility	44.04%	47.55%
Risk-free interest rate	3.70%	3.50%
Dividend yield	None	None
Expected life of option	7 years	7 years
Weighted average grant-date fair value	$19.83	$12.69

9. LABOR RELATIONS

     On February 25, 2004, our national collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) expired. As a result of not reaching an agreement before the expiration of the contract, we experienced a temporary work stoppage that lasted less than two days at six of our North American manufacturing facilities. On March 8, 2004, a new national collective bargaining agreement for approximately 6,700 hourly associates represented by the UAW was ratified and will expire February 25, 2008. In the first quarter of 2004, our operating results include costs and expenses of approximately $5.2 million related to the work stoppage. These costs were primarily related to overtime and other costs required to recover production lost during the work stoppage.

     As part of the new national collective bargaining agreement, we made a one-time lump-sum ratification bonus payment totaling $36.3 million to approximately 6,700 associates in the first quarter of 2004. A portion of this amount is being expensed in 2004 and the balance is being amortized over the life of the agreement.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. QUARTERLY CASH DIVIDEND

     On April 29, 2004, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on June 28, 2004 to stockholders of record on all of our issued and outstanding common stock as of June 7, 2004.

11. SUBSEQUENT EVENT

     In 2004, we established a voluntary separation program with the UAW whereby we offered hourly associates a lump-sum payment to terminate their employment relationship with AAM. As of April 30, 2004, the effective date of election to participate in this program, nearly 250 associates accepted the offer of this program. In the second quarter of 2004, we will report a pre-tax charge of approximately $13.0 million related to these separation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and our Annual Report for the year ended December 31, 2003.

     Unless the context otherwise requires, references to “we,” “our,” “us” or “AAM” shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (Holdings), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (AAM, Inc.), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no subsidiaries other than AAM, Inc.

COMPANY OVERVIEW

     We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs) and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices and facilities in Brazil, England, Germany, Japan, Mexico and Scotland.

     We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms in the first quarter of 2004. As a result of our Component Supply Agreement (CSA) and Lifetime Program Contracts with GM (LPCs), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC.

     Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We have been successful in competing, and will continue to compete, for future GM business upon the termination of the LPCs or the CSA.

     We sell most of our products under long-term contracts with prices scheduled at the time the contracts are established. Some of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. Price reductions under long-term contracts are a common practice in the automotive industry. We do not believe that the price reductions we have committed to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through purchased material cost reductions and other productivity improvements.

     Sales to GM decreased 5% to $762.0 million in the three months ended March 31, 2004 (first quarter of 2004) as compared to $805.7 million in the three months ended March 31, 2003 (first quarter of 2003). Sales to GM represented approximately 80% of our total net sales in the first quarter of 2004 as compared to 83% of our total net sales in the first quarter of 2003 and 82% for the full-year 2003.

     We also supply driveline systems and other related components to DaimlerChrysler Corporation (DaimlerChrysler), PACCAR Inc., Volvo Group, Ford Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased 13% to $190.8 million in the first quarter of 2004 as compared to $169.6 million in the first quarter of 2003. The growth in our sales to customers other than GM was primarily due to continued strong sales of our products supporting the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) as well as our 2003 launch of new driveshafts for the Dodge Durango program and net shaped transmission gears for various front-wheel-drive-based vehicle platforms of the Ford Motor Company. As a result of these sales gains, sales to DaimlerChrysler were 12% of our total net sales in the first quarter of 2004 as compared to 9% of our total net sales in the first quarter of 2003 and 9% for the full-year 2003.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Net Sales Net sales were $952.8 million in the first quarter of 2004 as compared to $975.3 million in the first quarter of 2003. This 2% decrease in sales in the first quarter of 2004 compares to an estimated 1% decrease in North American (N.A.) light vehicle production and a nearly 5% decrease in GM light truck production. Sales were positively impacted by a 13% increase in sales to customers other than GM, driven principally by our expanding driveline product portfolio supporting vehicle programs of DaimlerChrysler and the Ford Motor Company. Although sales were positively impacted by GM’s 2004 model year launch of three all-new SUVs (Chevrolet Colorado, GMC Canyon and GMC Envoy XUV), decreased production across all of GM’s major RWD light truck and SUV programs as compared to the first quarter of 2003 resulted in our sales to GM declining on a year-over-year basis.

     Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) increased to $1,182 in the first quarter of 2004 as compared to $1,164 in the first quarter of 2003. The penetration rate of our 4WD/AWD systems increased to 64.5% in the first quarter of 2004 as compared to 61.4% in the first quarter of 2003. These gains were primarily a result of driveline system products supporting the Dodge Ram program, which run a higher-than-average rate of 4WD/AWD penetration.

     Gross Profit Gross profit was $136.4 million in the first quarter of 2004 as compared to $144.7 million in the first quarter of 2003. Gross margin was 14.3% of sales in the first quarter of 2004 as compared to 14.8% in the first quarter of 2003. The lost contribution margin resulting from lower production volumes in the first quarter of 2004 adversely impacted gross profit as compared to the first quarter of 2003. The impact of a temporary work stoppage at six of our North American manufacturing facilities also adversely impacted gross profit and gross margin in the first quarter of 2004.

     On February 25, 2004, our national collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) expired. As a result of not reaching an agreement before the expiration of the contract, we experienced a temporary work stoppage that lasted less than two days at six of our North American manufacturing facilities. On March 8, 2004, a new national collective bargaining agreement for approximately 6,700 hourly associates represented by the UAW was ratified and will expire February 25, 2008. In the first quarter of 2004, our operating results include costs and expenses of approximately $5.2 million related to the work stoppage. These costs were primarily related to overtime and other costs required to recover production lost during the work stoppage.

     As part of the new national collective bargaining agreement, we made a one-time lump-sum ratification bonus payment totaling $36.3 million to approximately 6,700 associates in the first quarter of 2004. A portion of this amount is being expensed in 2004 and the balance is being amortized over the life of the agreement.

     In the first quarter of 2003, we recognized a $3.5 million charge associated with one-time lump-sum early retirement payments accepted by approximately 100 hourly associates. In the first quarter of 2004, we also recognized a charge of $1.0 million to adjust our salary workforce to meet current business conditions.

     Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $49.5 million or 5.2% of net sales in the first quarter of 2004 as compared to $48.9 million or 5.0% of net sales in the first quarter of 2003.

     R&D increased 10% to $16.9 million in the first quarter of 2004 as compared to $15.4 million in the first quarter of 2003. The focus of this increasing investment continues to be our R&D initiatives in improving fuel economy, achieving customer satisfaction, meeting marketplace needs and improving our testing and process capabilities. These initiatives have resulted in the expansion of our product portfolio to include AWD systems and components such as independent rear drive axles, power transfer units and multi-piece driveshafts for AWD passenger cars and the rapidly growing crossover vehicle segment.

     Operating Income Operating income was $86.9 million in the first quarter of 2004 as compared to $95.8 million in the first quarter of 2003. Operating margin was 9.1% in the first quarter of 2004 as compared to 9.8% in the first quarter of 2003. The decreases in operating income and operating margin were primarily due to the factors discussed above relating to the decreases in gross profit and gross margin in addition to increased R&D expenses.

     Net Interest Expense Net interest expense decreased 33% to $8.4 million in the first quarter of 2004 as compared to $12.5 million in the first quarter of 2003. Interest expense decreased principally due to lower average outstanding borrowings in the first quarter of 2004. Our borrowing costs also decreased in the first quarter of 2004 due to the favorable impact of the redemption of our 9.75% Notes on March 1, 2004, the concurrent issuance of our new 5.25% Senior Notes and 2.00% Senior Convertible Notes in February 2004 and the refinancing of our bank credit facility which was effective in January 2004. The full impact of these refinancing activities will be reflected in our net interest expense beginning in the second quarter of 2004.

     Debt Refinancing and Redemption Costs Debt refinancing and redemption costs expensed in the first quarter of 2004 are summarized as follows (dollars in millions):

Call premium on 9.75% Notes	$14.6
Write-off of unamortized discount and debt issuance costs:
9.75% Notes	5.7
1997 Bank Credit Facilities	3.2

$23.5

     The details of the debt refinancing and redemption costs are more fully explained in the section entitled “Liquidity - Financing Activities.”

     Income Tax Expense Income tax expense was $19.2 million in the first quarter of 2004 as compared to $29.0 million in the first quarter of 2003. Our effective income tax rate was 34.5% in the first quarter of 2004, 35.0% in the first quarter of 2003 and 35.0% for the full-year 2003.

     Net Income and Earnings Per Share (EPS) Net income was $36.5 million in the first quarter of 2004 as compared to $54.0 million in the first quarter of 2003. Diluted earnings per share were $0.66 in the first quarter of 2004 as compared to $1.02 in the first quarter of 2003.

     As more fully discussed above, net income and EPS were adversely impacted in the first quarter of 2004 by debt refinancing and redemption costs of $15.4 million, net of tax ($23.5 million before tax). Additionally, net income and EPS for the first quarter of 2004 and 2003 were adversely impacted by the factors discussed in the section entitled “Results of Operations — Operating Income.”

     Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $105.6 million in the first quarter of 2004 as compared to $135.7 million in the first quarter of 2003.

     As more fully discussed above, EBITDA was adversely impacted in the first quarter of 2004 by debt refinancing and redemption costs of $23.5 million. Additionally, EBITDA for the first quarter of 2004 and 2003 was adversely impacted by the factors discussed in the section entitled “Results of Operations — Operating Income.”

     For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures and to support working capital requirements in our business. We rely principally upon operating cash flow and borrowings under our Revolving Credit Facility to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our projected capital expenditures, debt service obligations and working capital requirements in the foreseeable future.

     Operating Activities Net cash provided by operating activities was $4.4 million in the first quarter of 2004 as compared to $36.3 million in the first quarter of 2003. Operating cash flow before changes in our operating assets and liabilities generated $16.8 million of additional operating cash flow in the first quarter of 2004 as compared to the first quarter of 2003.

     A significant factor adversely impacting our cash flow from operating activities in the first quarter of 2004 as compared to the first quarter of 2003 was a one-time lump-sum ratification bonus payment totaling $36.3 million to approximately 6,700 associates in conjunction with the new national collective bargaining agreement with the UAW that was ratified on March 8, 2004. The new agreement will expire February 25, 2008. A portion of this amount is being expensed in 2004 and the balance is being amortized over the life of the agreement.

     Cash generated by deferred income taxes was $6.6 million in the first quarter of 2004 as compared to $11.8 million in the first quarter of 2003. Our operating cash flow performance for these periods benefited from accelerated depreciation and other tax planning strategies offset primarily by the timing of the deductibility of our postretirement benefit obligations for tax purposes.

     The net cash impact associated with our pension and postretirement benefit plans increased to a source of cash of $27.7 million in the first quarter of 2004 as compared to a source of cash of $13.3 million in the first quarter of 2003. This increase in cash flow primarily reflects a timing difference of the amounts funded in the first quarter of 2004 as compared to the first quarter of

2003. In 2004, we expect our pension funding to approximate our pension expense in the range of $40.0 million to $50.0 million.

     Accounts receivable increased $110.1 million at March 31, 2004 as compared to year-end 2003. This increase was primarily due to increased sales activity in February and March of 2004 as compared to November and December of 2003. Our accounts receivable allowances were $2.9 million at March 31, 2004 as compared to $2.8 million at year-end 2003.

     At March 31, 2004, inventories were $170.0 million as compared to $171.8 million at year-end 2003. There were no significant changes in our inventory valuation allowances affecting our operating results in the first quarter of 2004.

     The net cash impact associated with our current liabilities was a use of cash of $0.7 million in the first quarter of 2004 as compared to a use of cash of $17.3 million in the first quarter of 2003. The most significant factor contributing to our increased current liabilities was increased production and sales activity in March 2004 as compared to March 2003. This increase in our current liabilities was partially offset by lower profit sharing accruals in the first quarter of 2004 as compared to the first quarter of 2003.

     Investing Activities Capital expenditures were $46.7 million in the first quarter of 2004 as compared to $59.4 million in the first quarter of 2003. We expect our capital spending for the full-year 2004 to be approximately $250 million, which we believe to be our normalized level of capital investment because we have substantially completed the process of rebuilding our facilities to support our long-term production requirements.

     In addition to ongoing cost and productivity initiatives, our largest capital projects in 2004 include initial investments for advanced process development equipment for the GMT-900 program (GM’s next generation full-size truck and SUV platform currently projected to launch in the first quarter of 2006) and expenditures to support the model year 2005 launch of an all-new mid-sized SUV for GM. Additionally, we will have capital expenditures in 2004 to support the recently awarded lifetime production contract for new business with the Korean automaker Ssangyong Motors supplying independent front and independent rear-drive axles. Other capital expenditures include investments to support new production awards for various components to other major OEM suppliers.

     Financing Activities Net cash provided by financing activities was $35.7 million in the first quarter of 2004 as compared to $21.3 million in the first quarter of 2003. Total long-term debt outstanding increased $121.6 million in the first quarter of 2004 to $571.3 million as compared to $449.7 million at year-end 2003. This increase in our debt levels as compared to year-end 2003 was primarily due to seasonal adjustments in working capital investments and as a result of our $63.0 million stock repurchase.

     On January 9, 2004, we entered into a new senior unsecured revolving credit facility (Revolving Credit Facility) that provides up to $600.0 million of revolving bank financing commitments through January 2009. This Revolving Credit Facility will be used for general corporate purposes, which includes the refinancing of the previously existing senior secured bank credit facilities (1997 Bank Credit Facilities). The Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. Together with $49.0 million of uncommitted bank lines of credit, the Revolving Credit Facility is now our primary source of day-to-day liquidity.

     We had been amortizing fees and expenses associated with the 1997 Bank Credit Facilities over the life of the agreement. In January 2004, the unamortized balance of such fees and expenses of $3.2 million was expensed when we terminated our bank financing commitments under the 1997 Bank Credit Facilities.

     At March 31, 2004, we had $115.0 million outstanding and $473.5 million available under the Revolving Credit Facility. This availability reflected a reduction of $11.5 million for standby letters of credit issued against the facility. We also had $13.0 million outstanding and $36.0 million available on our uncommitted bank lines of credit at March 31, 2004.

     In February 2004, we issued $250.0 million of 5.25% Senior Notes due February 2014 (5.25% Notes) and $150.0 million of 2.00% Senior Convertible Notes due 2024 (2.00% Convertible Notes) in concurrent private offerings pursuant to Rule 144A of the Securities Act of 1933, as amended. We received net proceeds from these offerings of approximately $394.0 million, after deducting discounts and commissions of the initial purchasers and other expenses. We used a portion of the net proceeds to repurchase $63.0 million, or 1.59 million shares, of our common stock in privately negotiated transactions. The remainder of the net proceeds was used to redeem all $300.0 million of the outstanding 9.75% Senior Subordinated Notes due March 2009 (9.75% Notes) at a cost of $314.6 million on March 1, 2004, and for other general corporate purposes. In the first quarter of 2004, the $14.6 million call premium and an additional $5.7 million of unamortized discounts and debt issuance costs were expensed as a result of this redemption.

     The weighted average interest rate of our total debt outstanding in the first quarter of 2004 was 6.2% as compared to 5.9% for the year ended December 31, 2003. However, the weighted average interest rate on our total debt outstanding at March 31, 2004 was reduced to 4.2% as a result of the debt refinancing discussed above.

QUARTERLY CASH DIVIDEND

     On April 29, 2004, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on June 28, 2004 to stockholders of record on all of our issued and outstanding common stock as of June 7, 2004.

RECENT DEVELOPMENTS

     In 2004, we established a voluntary separation program with the UAW whereby we offered hourly associates a lump-sum payment to terminate their employment relationship with AAM. As of April 30, 2004, the effective date of election to participate in this program, nearly 250 associates accepted the offer of this program. In the second quarter of 2004, we will report a pre-tax charge of approximately $13.0 million related to these separation payments.

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

EFFECTS OF INFLATION

     Inflation generally affects us by increasing the cost of labor, equipment, utilities and raw materials. Rates of inflation in countries where we have significant operations have been moderate during the periods presented and we have mitigated the impact of inflation, including steel price increases, through productivity gains and tight cost controls. In order to protect against the future impact of inflation, we will continue to aggressively pursue productivity improvements in our operations principally through the increased use of the AAM Manufacturing System, a lean manufacturing system designed to reduce waste. In addition, the majority of our contracts with OEM customers have clauses that mitigate the impact of metal market volatility. We also plan to continue to work jointly with key suppliers to identify and share in cost reductions, implement long-term supply agreements when appropriate and further develop our e-commerce initiatives to reduce overall costs.

LITIGATION AND ENVIRONMENTAL MATTERS

     We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

     We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first quarter of 2004, and we do not expect such expenditures to have a material adverse impact on our financial condition, results of operations or cash flows for the remainder of 2004.

SUPPLEMENTAL FINANCIAL DATA

     The following supplemental financial data presented for the three months ended March 31, 2004 and 2003 is a reconciliation of EBITDA, a non-GAAP financial measure, which is intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate this non-GAAP financial measure differently.

	Three months ended
	March 31,
	2004	2003
	(Dollars in millions)
Net income	$36.5	$54.0
Interest expense	8.6	12.7
Income taxes	19.2	29.0
Depreciation and amortization	41.3	40.0

EBITDA	$105.6	$135.7

     We believe EBITDA is a meaningful measure of performance as it is commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA, together with other measures, to measure our operating performance relative to other Tier I automotive suppliers. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined under GAAP.

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

     Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Pound Sterling and Brazilian Real. At March 31, 2004 we had currency forward contracts with a notional amount of approximately $15.3 million outstanding.

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

     Interest Rate Risk We are exposed to variable interest rates on our primary bank credit facilities. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 23.7% of our weighted average interest rate at March 31, 2004) on our long-term debt outstanding at March 31, 2004 would be approximately $1.4 million.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Acting Chief Financial Officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Exchange Act filings.

     There have been no significant changes to our internal control over financial reporting or other factors that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On February 3, 2004, our Board of Directors approved a share repurchase program under which we may repurchase up to 2.5 million shares of our common stock in the open market or in privately negotiated transactions from time to time over the next two years. On February 5, 2004, we repurchased an aggregate of 1,591,900 shares of our common stock pursuant to this repurchase plan in privately negotiated transactions.

     The following table provides information about our equity security purchases during the quarter ended March 31, 2004 that are registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
February, 2004	1,591,900	$39.59	1,591,900	908,100
March, 2004	—	—	—	908,100

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On January 23, 2004, we filed a Current Report on Form 8-K pursuant to Items 7 and 9 reporting that we issued a press release announcing plans to redeem all $300.0 million of our 9.75% Senior Subordinated Notes due March 2009 on March 1, 2004.

On February 6, 2004, we filed a Current Report on Form 8-K pursuant to Items 5, 7 and 9 reporting that we issued a press release announcing that our Board of Directors approved a share repurchase program and that we issued a press release announcing the planned private offerings of senior notes and convertible senior notes.

On March 1, 2004, we filed a Current Report on Form 8-K pursuant to Items 5 and 7 reporting that we issued a press release announcing that we had reached a tentative agreement on a new national contract with the United Automobile, Aerospace and Agricultural Implement Workers of America.

On March 1, 2004, we filed a Current Report on Form 8-K pursuant to Items 7 and 9 reporting that we issued a press release announcing the redemption of our 9.75% Senior Subordinated Notes due March 2009.

On March 8, 2004, we filed a Current Report on Form 8-K pursuant to Items 5 and 7 reporting that we issued a press release announcing the ratification of a new national agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

By:	/s/ Michael K. Simonte
Michael K. Simonte
Vice President, Treasurer & Acting Chief Financial Officer (also in the capacity of Chief Accounting Officer) May 4, 2004

EXHIBIT INDEX

Number	Description of Exhibit
*+10.42	Sourcing Letter Agreement dated as of February 26, 2004 by and between GM and AAM, Inc.**

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Vice President, Treasurer & Acting Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Vice President, Treasurer & Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

*	Filed herewith

**	Shown only in the original filed with the Securities and Exchange Commission

+	Certain portions of the identified Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.