Form 10-Q
period 2004-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2004-08-03
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of July 26, 2004, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 51,919,226 shares.

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
    Item 1. Financial Statements
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        CONDENSED CONSOLIDATED BALANCE SHEETS
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Item 2. Management's's Discussion and Analysis of Financial Condition and Results of Operations
    Item 3. Quantitative and Qualitative Disclosures About Market Risk
    Item 4. Controls and Procedures
PART II. OTHER INFORMATION
    Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
    Item 4. Submission of Matters to a Vote of Security Holders
    Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Ex. 10.43 Letter Agreement
Ex. 31.1 Certification - CEO - Rule 13a-14(a)
Ex. 31.2 Certification - CFO - Rule 13a-14(a)
Ex. 32 Section 906 Certifications

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

  adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);
  reduced demand for our customers’ products (particularly light trucks and sport-utility vehicles produced by General Motors Corporation and DaimlerChrysler Corporation);
  reduced purchases of our products by General Motors Corporation, DaimlerChrysler Corporation or other customers;
  our ability and our customers’ ability to successfully launch new product programs;
  our ability to respond to changes in technology or increased competition;
  supply shortages or price fluctuations in raw materials, utilities or other operating supplies;
  our ability to attract and retain key associates;
  our ability to maintain satisfactory labor relations and avoid work stoppages;
  our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In millions, except per share data)

Net sales	$929.6	$913.6	$1,882.4	$1,888.9

Cost of goods sold	796.2	775.8	1,612.6	1,606.4

Gross profit	133.4	137.8	269.8	282.5

Selling, general and administrative expenses	44.2	48.5	93.7	97.4

Operating income	89.2	89.3	176.1	185.1

Net interest expense	(5.9)	(12.0)	(14.3)	(24.5)
Debt refinancing and redemption costs	-	-	(23.5)	-
Other income, net	1.2	1.2	1.9	0.9

Income before income taxes	84.5	78.5	140.2	161.5

Income taxes	29.2	27.5	48.4	56.5

Net income	$55.3	$51.0	$91.8	$105.0

Basic earnings per share	$1.06	$1.01	$1.75	$2.09

Diluted earnings per share	$1.02	$0.97	$1.68	$2.00

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$6.6	$12.4
Accounts receivable, net	404.9	339.2
Inventories, net	176.0	171.8
Prepaid expenses and other	37.7	24.0
Deferred income taxes	17.0	16.3

Total current assets	642.2	563.7

Property, plant and equipment, net	1,647.6	1,629.5
Deferred income taxes	6.8	6.9
Goodwill	147.8	147.8
Other assets and deferred charges	70.3	49.9

Total assets	$2,514.7	$2,397.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320.4	$333.6
Trade payable program liability	33.2	2.1
Accrued compensation and benefits	122.3	164.8
Other accrued expenses	63.1	53.7

Total current liabilities	539.0	554.2

Long-term debt	521.0	449.7
Deferred income taxes	88.9	73.0
Postretirement benefits and other long-term liabilities	397.0	366.2

Total liabilities	1,545.9	1,443.1

Stockholders' equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	352.4	336.2
Retained earnings	765.4	681.4
Treasury stock at cost, 2.3 million and 0.1 million shares
in 2004 and 2003, respectively	(84.4)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustments	(56.1)	(56.1)
Foreign currency translation adjustments	(8.9)	(6.1)
Unrecognized loss on derivatives	(0.1)	(0.5)

Total stockholders' equity	968.8	954.7

Total liabilities and stockholders' equity	$2,514.7	$2,397.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,

	2004	2003

	(In millions)
Operating activities:
Net income	$91.8	$105.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	82.0	80.4
Deferred income taxes	15.0	20.5
Pensions and other postretirement benefits, net of contributions	33.3	17.0
Loss on retirement of equipment	1.4	0.5
Debt refinancing and redemption costs	23.5	-
Changes in operating assets and liabilities:
Accounts receivable	(65.3)	(54.8)
Inventories	(4.3)	15.0
Accounts payable and accrued expenses	(29.1)	(16.3)
Other assets and liabilities	(24.2)	26.6

Net cash provided by operating activities	124.1	193.9

Investing activities:
Purchases of property, plant and equipment	(95.7)	(110.4)
Purchase buyouts of leased equipment	-	(3.0)

Net cash used in investing activities	(95.7)	(113.4)

Financing activities:
Net repayments under revolving credit facilities	(27.4)	(39.7)
Proceeds from issuance of long-term debt	399.7	-
Redemption of 9.75% Notes	(314.6)	-
Payments of long-term debt and capital lease obligations	(1.4)	(25.6)
Debt issuance costs	(9.7)	-
Employee stock option exercises	10.3	8.7
Dividends paid	(7.8)	-
Purchase of treasury stock	(83.7)	-

Net cash used in financing activities	(34.6)	(56.6)

Effect of exchange rate changes on cash	0.4	0.5

Net (decrease) increase in cash and cash equivalents	(5.8)	24.4

Cash and cash equivalents at beginning of period	12.4	9.4

Cash and cash equivalents at end of period	$6.6	$33.8

Supplemental cash flow information:
Interest paid	$20.5	$26.5
Income taxes paid, net of refunds	$22.4	$10.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM), is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs) and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices and facilities in Brazil, England, Germany, India, Japan, Mexico and Scotland.

Basis of Presentation We have prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934. These condensed consolidated financial statements are unaudited but include all adjustments which we consider necessary for a fair presentation of the information set forth herein. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

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

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.   INVENTORIES

We state our inventories at the lower of cost or market. The cost of our U.S. inventories is determined principally using the last-in, first-out method (LIFO). The cost of our foreign inventories and all of our indirect inventories is determined principally using the first-in, first-out method (FIFO). We classify indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials. When we determine that our inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for the loss as a component of our inventory accounts. This policy predominantly affects our accounting for indirect inventories.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consist of the following:
	June 30,	December 31,
	2004	2003

	(Dollars in millions)

Raw materials and work-in-progress	$167.7	$161.4
Finished goods	34.3	35.6

Gross inventories	202.0	197.0
LIFO reserve	(10.8)	(10.4)
Other inventory valuation reserves	(15.2)	(14.8)

Inventories, net	$176.0	$171.8

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

The Revolving Credit Facility is used for general corporate purposes, which included the refinancing of the previously existing senior secured bank credit facilities (1997 Bank Credit Facilities). We had been amortizing fees and expenses associated with the 1997 Bank Credit Facilities over the life of the agreement. In January 2004, the unamortized balance of such fees and expenses of $3.2 million was expensed when we terminated our bank financing commitments under the 1997 Bank Credit Facilities.

In February 2004, we issued $250.0 million of 5.25% Senior Notes due February 2014 (5.25% Notes) and $150.0 million of 2.00% Senior Convertible Notes due 2024 (2.00% Convertible Notes) in concurrent private offerings pursuant to Rule 144A of the Securities Act of 1933. We received net proceeds from these offerings of approximately $394.0 million, after deducting discounts and commissions of the initial purchasers and other expenses. We used a portion of the net proceeds to repurchase $63.0 million, or 1.59 million shares, of our common stock in privately negotiated transactions. The remainder of the net proceeds was used to redeem all $300.0 million of the outstanding 9.75% Senior Subordinated Notes due March 2009 (9.75% Notes) at a cost of $314.6 million on March 1, 2004, and for other general corporate purposes. In the first quarter of 2004, the $14.6 million call premium and an additional $5.7 million of unamortized discounts and debt issuance costs were expensed as a result of this redemption.

In the second quarter of 2004, the privately issued 5.25% Notes were exchanged for registered notes with substantially the same terms and conditions.  On July 23, 2004, the Securities and Exchange Commission declared effective a registration statement relating to the resale by the holders of the privately issued 2.00% Convertible Notes.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt refinancing and redemption costs expensed in the first quarter of 2004 are summarized as follows (dollars in millions):

Call premium on 9.75% Notes	$14.6
Write-off of unamortized discount and debt issuance costs:
9.75% Notes	5.7
1997 Bank Credit Facilities	3.2

$23.5

4.   LONG-TERM DEBT

Long-term debt consists of the following:
	June 30,	December 31,
	2004	2003

	(Dollars in millions)

Revolving credit facilities	$70.0	$60.0
9.75% Notes, net of discount	-	298.8
5.25% Notes, net of discount	249.7	-
2.00% Convertible Notes	150.0	-
Capital lease obligations	5.0	6.3
Foreign credit facilities and other	46.3	84.6

Long-term debt	$521.0	$449.7

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities and uncommitted bank lines of credit. We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets. Accordingly, we have classified such amounts as long-term debt.

At June 30, 2004, we had $70.0 million outstanding and $518.5 million available under the Revolving Credit Facility. This availability reflected a reduction of $11.5 million for standby letters of credit issued against the facility. We also had $11.5 million outstanding and $37.5 million available on our uncommitted bank lines of credit at June 30, 2004.

The 5.25% Notes are senior unsecured obligations of American Axle & Manufacturing, Inc. (AAM, Inc.) and are fully and unconditionally guaranteed by Holdings. Holdings has no significant assets other than its 100% ownership of AAM, Inc. and no subsidiaries other than AAM, Inc.

The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. At the option of the holder, and under other conditions, these notes are convertible through 2024 into shares of our common stock. The conversion rate is subject to adjustment for certain events, including the payment of dividends, change of control and other events specified in the indenture. At June 30, 2004, the conversion rate was equal to 18.1205 shares of common stock for each $1,000 original principal amount of

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

notes. Our calculation of diluted earnings per share does not include the shares that would be issued if the contingently convertible securities were converted because the conditions for conversion have not been met.

The weighted average interest rate of our long-term debt outstanding at June 30, 2004 was 4.4% as compared to 8.2% at December 31, 2003.

5.   EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits		Other Benefits
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)		(Dollars in millions)

Service cost	$8.0	$7.0	$9.7	$8.1
Interest cost	6.9	5.9	6.3	5.2
Expected asset return	(6.6)	(5.9)	-	-
Amortized loss	1.0	0.5	1.3	0.6
Amortized prior service cost	0.5	0.4	(0.1)	-

Net periodic benefit cost	$9.8	$7.9	$17.2	$13.9

In 2004, we expect our pension funding to approximate our pension expense of approximately $40.0 million.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We estimate that the effect of the subsidy will reduce our postretirement benefit obligation by approximately $24.9 million, which will be treated as an actuarial gain in our annual valuation as of September 30, 2004 and amortized over the future service lives of active employees. Our net periodic postretirement benefit cost was reduced by $1.9 million in the first six months of 2004 to recognize the effects of the subsidy.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)

Net income	$55.3	$51.0	$91.8	$105.0
Unrecognized gain (loss) on derivatives, net of tax	0.1	(0.1)	0.4	0.9
Foreign currency translation adjustments, net of tax	(2.1)	1.5	(2.8)	1.4

Comprehensive income	$53.3	$52.4	$89.4	$107.3

7.   EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In millions, except per share data)
Numerator:
Net income	$55.3	$51.0	$91.8	$105.0

Denominators:
Basic shares outstanding -
Weighted-average shares outstanding	52.2	50.5	52.4	50.2

Effect of dilutive securities:
Dilutive stock options	2.1	2.3	2.2	2.3

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	54.3	52.8	54.6	52.5

Basic EPS	$1.06	$1.01	$1.75	$2.09

Diluted EPS	$1.02	$0.97	$1.68	$2.00

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

Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In millions, except per share data)

Net income, as reported	$55.3	$51.0	$91.8	$105.0
Deduct: Total employee stock option
expense determined under the fair value
method, net of tax	(3.7)	(3.5)	(8.0)	(6.8)

Pro forma net income	$51.6	$47.5	$83.8	$98.2

Basic EPS, as reported	$1.06	$1.01	$1.75	$2.09

Basic EPS, pro forma	$0.99	$0.94	$1.60	$1.96

Diluted EPS, as reported	$1.02	$0.97	$1.68	$2.00

Diluted EPS, pro forma	$0.96	$0.91	$1.55	$1.90

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   LABOR RELATIONS

In the first half of 2004, we made lump-sum ratification payments totaling $37.5 million (including applicable payroll taxes) in accordance with new collective bargaining agreements with unions that represent our hourly associates in the U.S. These lump-sum payments relate to the future service of our hourly associates. In 2004, we will expense $7.5 million of these amounts, which represent the amount paid in lieu of an increase in 2004 base wages. The remaining $30.0 million will be amortized over 48 months and relates to amounts both parties agreed would be earned during the terms of the agreements. Of the $30.0 million that will be amortized, $6.2 million will also be recognized in 2004.

In the second quarter of 2004, we recognized a pre-tax charge of $12.5 million related to a voluntary separation program established with the UAW. Nearly 250 hourly associates participated in this voluntary program and terminated their employment with AAM.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2003.

Unless the context otherwise requires, references to "we," "our," “us” or "AAM" shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (Holdings), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (AAM, Inc.), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no subsidiaries other than AAM, Inc.

COMPANY OVERVIEW

We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs) and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and forged products. In addition to our 14 locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices and facilities in Brazil, England, Germany, India, Japan, Mexico and Scotland.

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms in the first half of 2004. As a result of our Component Supply Agreement (CSA) and Lifetime Program Contracts with GM (LPCs), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC.

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

Sales to GM decreased 3% to $1,501.0 million in the first half of 2004 as compared to $1,553.7 million in the first half of 2003. Sales to GM represented approximately 80% of our total net sales in the first half of 2004 as compared to 82% of our total net sales in the first half of 2003 and 82% for the full-year 2003.

We also supply driveline systems and other related components to DaimlerChrysler Corporation (DaimlerChrysler), PACCAR Inc., Volvo Group, Ford Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased 14% to $381.4 million in the first half of 2004 as compared to $335.2 million in the first half of 2003. The growth in our sales to customers other than GM was primarily due to continued strong sales of our products supporting the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) as well as our 2003 launch of new driveshafts for the Dodge Durango program and the 2004 launch of the Dodge Ram 4000 for the Mexican market. As a result of these sales gains, sales to DaimlerChrysler were nearly 11% of our total net sales in the first half of 2004 as compared to 9% of our total net sales in the first half of 2003 and 9% for the full-year 2003.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Sales Net sales were $929.6 million in the second quarter of 2004 as compared to $913.6 million in the second quarter of 2003. This 2% increase in sales in the second quarter of 2004 compares to a nearly 1% increase in North American (N.A.) light vehicle production and a 2% decrease in GM light truck production. Sales were positively impacted by a 16% increase in sales to customers other than GM, driven principally by our expanding driveline product portfolio supporting vehicle programs of DaimlerChrysler. Sales were also positively impacted by GM’s 2004 model year launch of the Chevrolet Colorado and GMC Canyon, partially offset by decreased production across all of GM’s major RWD light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,162 in the second quarter of 2004 as compared to $1,174 in the second quarter of 2003. The penetration rate of our 4WD/AWD systems was 60.4% in the second quarter of 2004 as compared to 61.0% in the second quarter of 2003. These decreases were a result of a product mix shift from GM’s full-sized to mid-sized pick-up trucks and SUVs, which carry a lower-than-average content-per-vehicle.

Gross Profit Gross profit was $133.4 million in the second quarter of 2004 as compared to $137.8 million in the second quarter of 2003. Gross margin was 14.4% of sales in the second quarter of 2004 as compared to 15.1% in the second quarter of 2003. Ongoing productivity improvements continued to positively impact our gross profit and gross margin in the second quarter of 2004. However, these gains were offset by a $12.5 million charge related to a voluntary separation program established with the UAW and increased metal market costs.

In the second quarter of 2003, we recognized a $5.1 million charge for an early retirement program accepted by approximately 150 associates. Additionally, we recognized a $2.5 million insurance deductible in the second quarter of 2003 as a result of a tornado that damaged a GM production facility in Oklahoma City, Oklahoma on May 8, 2003.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $44.2 million or 4.8% of net sales in the second quarter of 2004 as compared to $48.5 million or 5.3% of net sales in the second quarter of 2003.

R&D increased 13% to $16.9 million in the second quarter of 2004 as compared to $15.0 million in the second quarter of 2003. The focus of this increasing investment continues to be our R&D initiatives in improving fuel economy, exceeding customer expectations, meeting marketplace needs and improving our testing and process capabilities. These initiatives have resulted in the enhancement and expansion of our current product portfolio to include components such as independent rear drive axles, power transfer units, transfer cases, chassis modules, electronic integration and multi-piece driveshafts for AWD passenger cars and the rapidly growing crossover vehicle segment.

The increase in R&D spending was offset by lower profit sharing expense as a result of changes to our executive incentive compensation plans implemented in the first half of 2004.

Operating Income Operating income was $89.2 million in the second quarter of 2004 as compared to $89.3 million in the second quarter of 2003. Operating margin was 9.6% in the second quarter of 2004 as compared to 9.8% in the second quarter of 2003. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense decreased 51% to $5.9 million in the second quarter of 2004 as compared to $12.0 million in the second quarter of 2003. Interest expense decreased due to the favorable impact of our debt refinancing activities in the first quarter of 2004 and lower average outstanding borrowings.

Income Tax Expense Income tax expense was $29.2 million in the second quarter of 2004 as compared to $27.5 million in the first quarter of 2003. Our effective income tax rate was 34.5% in the second quarter of 2004, 35.0% in the second quarter of 2003 and 35.0% for the full-year 2003.

Net Income and Earnings Per Share (EPS) Net income was $55.3 million in the second quarter of 2004 as compared to $51.0 million in the second quarter of 2003. Diluted earnings per share were $1.02 in the second quarter of 2004 as compared to $0.97 in the second quarter of 2003.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $131.2 million in the second quarter of 2004 as compared to $131.1 million in the second quarter of 2003.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Sales Net sales were $1,882.4 million in the first half of 2004 as compared to $1,888.9 million in the first half of 2003. This slight decrease in sales in the first half of 2004 compares to a 3.5% decrease in GM light truck production. Sales were positively impacted by a 14% increase in sales to customers other than GM, driven principally by our expanding driveline product portfolio supporting vehicle programs of DaimlerChrysler. Sales were also positively impacted by GM’s 2004 model year launch of the Chevrolet Colorado and GMC Canyon, partially offset by decreased production across all of GM’s major RWD light truck and SUV programs.

Our content-per-vehicle was $1,172 in the first half of 2004 as compared to $1,169 in the first half of 2003. The penetration rate of our 4WD/AWD systems increased to 62.5% in the first half of 2004 as compared to 61.2% in the first half of 2003. These gains were primarily a result of driveline system products supporting the Dodge Ram program partially offset by a product mix shift from GM’s full-sized to mid-sized pick-up trucks and SUVs.

Gross Profit Gross profit was $269.8 million in the first half of 2004 as compared to $282.5 million in the first half of 2003. Gross margin was 14.3% of sales in the first half of 2004 as compared to 15.0% in the first half of 2003. Ongoing productivity improvements continued to positively impact our gross profit and gross margin in the first half of 2004. However, these gains were offset by the impact of a temporary work stoppage, a voluntary separation program established with the UAW and increased metal market costs.

As a result of not reaching an agreement before the expiration of the national collective bargaining agreement with the UAW, we experienced a temporary work stoppage of less than two days at six of our North American manufacturing facilities. In the first half of 2004, our operating results include costs and expenses of approximately $5.2 million related to overtime and other costs to recover lost production as a result of the work stoppage.

In the second quarter of 2004, we recognized a charge of $12.5 million related to a voluntary separation program established with the UAW. Nearly 250 hourly associates participated in this voluntary program and terminated their employment with AAM. We also recognized a charge of $1.0 million to adjust our salaried workforce to meet current business conditions in the first half of 2004.

Lump-sum ratification payments totaling $37.5 million (including applicable payroll taxes) were also made in the first half of 2004 in accordance with new collective bargaining agreements with unions that represent our hourly associates in the U.S. These lump-sum payments relate to the future service of our hourly associates. In 2004, we will expense $7.5 million of these amounts, which represent the amount paid in lieu of an increase in 2004 base wages. The remaining $30.0 million will be amortized over 48 months and relates to amounts both parties agreed would be earned during the terms of the agreements. Of the $30.0 million that will be amortized, $6.2 million will also be recognized in 2004.

In the first half of 2003, we recognized an $8.6 million charge associated with lump-sum early retirement payments. Additionally, we recognized a $2.5 million insurance deductible in the first half of 2003 as a result of a tornado that damaged a GM production facility in Oklahoma City, Oklahoma on May 8, 2003.

    Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $93.7 million or 5.0% of net sales in the first half of 2004 as compared to $97.4 million or 5.2% of net sales in the first half of 2003.

R&D increased 11% to $33.8 million in the first half of 2004 as compared to $30.4 million in the first half of 2003. The increase in our R&D in the first half of 2004 as compared to the first half of 2003 was primarily due to the increase in R&D in the second quarter of 2004. This increase in R&D spending was offset by lower profit sharing expense as a result of lower earnings and changes to our executive incentive compensation plans implemented in the first half of 2004.

Operating Income Operating income was $176.1 million in the first half of 2004 as compared to $185.1 million in the first half of 2003. Operating margin was 9.4% in the first half of 2004 as compared to 9.8% in the first half of 2003. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense decreased 42% to $14.3 million in the first half of 2004 as compared to $24.5 million in the first half of 2003. Interest expense decreased due to the favorable impact of our debt refinancing activities in the first quarter of 2004 and lower average outstanding borrowings.

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

Income Tax Expense Income tax expense was $48.4 million in the first half of 2004 as compared to $56.5 million in the first half of 2003. Our effective income tax rate was 34.5% in the first half of 2004, 35.0% in the first half of 2003 and 35.0% for the full-year 2003.

Net Income and Earnings Per Share (EPS) Net income was $91.8 million in the first half of 2004 as compared to $105.0 million in the first half of 2003. Diluted earnings per share were $1.68 in the first half of 2004 as compared to $2.00 in the first half of 2003.

Net income and EPS were adversely impacted in the first half of 2004 by debt refinancing and redemption costs of $15.4 million, net of tax ($23.5 million before tax).

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $236.8 million in the first half of 2004 as compared to $266.8 million in the first half of 2003.

EBITDA was adversely impacted in the first half of 2004 by debt refinancing and redemption costs of $23.5 million.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and to support working capital requirements in our business. We rely principally upon operating cash flow and borrowings under our Revolving Credit Facility to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our projected capital expenditures, working capital requirements and debt service obligations in the foreseeable future.

Operating Activities Net cash provided by operating activities was $124.1 million in the first half of 2004 as compared to $193.9 million in the first half of 2003. Operating cash flow before changes in our operating assets and liabilities generated $23.6 million of additional operating cash flow in the first half of 2004 as compared to the first half of 2003.

A significant factor adversely impacting our cash flow from operating activities in the first half of 2004 as compared to the first half of 2003 was the lump-sum ratification payments totaling $37.5 million made in accordance with new collective bargaining agreements with unions that represent our hourly associates in the U.S. We also paid $12.5 million in the second quarter of 2004 in connection with a voluntary separation program established with the UAW.

The net cash impact associated with our pension and postretirement benefit plans increased to a source of cash of $33.3 million in the first half of 2004 as compared to a source of cash of $17.0 million in the first half of 2003. We contributed $19.0 million to our pension plans in the first half of 2004 and $32.0 million in the first half of 2003. In 2004, we expect our pension funding to approximate our pension expense of approximately $40.0 million.

The change in deferred income taxes was $15.0 million in the first half of 2004 as compared to $20.5 million in the first half of 2003. Our operating cash flow performance for these periods benefited from accelerated depreciation and other tax planning strategies offset primarily by the timing of the deductibility of our postretirement benefit obligations for tax purposes. The cash benefit associated with the exercise of stock options in the first half of 2004 and 2003 also positively impacted our operating cash flow. Additionally, in the first half of 2003, our cash flow from operating activities benefited from the collection of certain state tax credits and the utilization of federal tax credits.

Accounts receivable increased $65.7 million at June 30, 2004 as compared to year-end 2003. This increase was primarily due to increased sales activity in May and June of 2004 as compared to November and December of 2003. Our accounts receivable allowances were $2.5 million at June 30, 2004 as compared to $2.8 million at year-end 2003.

At June 30, 2004, inventories were $176.0 million as compared to $171.8 million at year-end 2003. There were no significant changes in our inventory valuation allowances affecting our operating results in the first half of 2004.

  Accounts payable and accrued expenses was a use of cash of $29.1 million in the first half of 2004 as compared to $16.3 million in the first half of 2003. Accrued compensation and benefits were lower in the first half of 2004 primarily due to lower profit sharing accruals as compared to the first half of 2003 partially offset by increased accounts payable as a result of higher production and sales activity in June 2004 as compared to June 2003.

Investing Activities Capital expenditures were $95.7 million in the first half of 2004 as compared to $110.4 million in the first half of 2003. We expect our capital spending for the full-year 2004 to be approximately $250 million.

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

Financing Activities Net cash used in financing activities was $34.6 million in the first half of 2004 as compared to $56.6 million in the first half of 2003. Total long-term debt outstanding increased $71.3 million in the first half of 2004 to $521.0 million as compared to $449.7 million at year-end 2003.

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

The Revolving Credit Facility is used for general corporate purposes, which included the refinancing of the previously existing senior secured bank credit facilities (1997 Bank Credit Facilities). We had been amortizing fees and expenses associated with the 1997 Bank Credit Facilities over the life of the agreement. In January 2004, the unamortized balance of such fees and expenses of $3.2 million was expensed when we terminated our bank financing commitments under the 1997 Bank Credit Facilities.

In February 2004, we issued $250.0 million of 5.25% Senior Notes due February 2014 (5.25% Notes) and $150.0 million of 2.00% Senior Convertible Notes due 2024 (2.00% Convertible Notes) in concurrent private offerings pursuant to Rule 144A of the Securities Act of 1933. We received net proceeds from these offerings of approximately $394.0 million, after deducting discounts and commissions of the initial purchasers and other expenses. We used a portion of the net proceeds to repurchase $63.0 million, or 1.59 million shares, of our common stock in privately negotiated transactions. The remainder of the net proceeds was used to redeem all $300.0 million of the outstanding 9.75% Senior Subordinated Notes due March 2009 (9.75% Notes) at a cost of $314.6 million on March 1, 2004, and for other general corporate purposes. In the first quarter of 2004, the $14.6 million call premium and an additional $5.7 million of unamortized discounts and debt issuance costs were expensed as a result of this redemption.

In the second quarter of 2004, the privately issued 5.25% Notes were exchanged for registered notes with substantially the same terms and conditions.  On July 23, 2004, the Securities and Exchange Commission declared effective a registration statement relating to the resale by the holders of the privately issued 2.00% Convertible Notes.

In addition to the common stock acquired in connection with the debt issuance, we repurchased an additional 582,200 shares for $20.6 million in open market transactions in the second quarter of 2004.

On April 29, 2004, AAM’s Board of Directors declared our first quarterly cash dividend as a public company. On June 28, 2004, we paid $7.8 million to stockholders of record on all of our issued and outstanding common stock as of June 7, 2004.

At June 30, 2004, we had $70.0 million outstanding and $518.5 million available under the Revolving Credit Facility. This availability reflected a reduction of $11.5 million for standby letters of credit issued against the facility. We also had $11.5 million outstanding and $37.5 million available on our uncommitted bank lines of credit at June 30, 2004.

The weighted average interest rate of our total debt outstanding in the first half of 2004 was 5.1% as compared to 5.9% for the year ended December 31, 2003. The weighted average interest rate on our total debt outstanding at June 30, 2004 was reduced to 4.4% as a result of the debt refinancing discussed above.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first half of 2004, and we do not expect the expenditures to have a material adverse impact on our financial condition, results of operations or cash flows for the remainder of 2004.

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three and six months ended June 30, 2004 and 2003 is a reconciliation of EBITDA, a non-GAAP financial measure, which is intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate this non-GAAP financial measure differently.

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)		(Dollars in millions)

Net income	$55.3	$51.0	$91.8	$105.0
Interest expense	6.0	12.2	14.6	24.9
Income taxes	29.2	27.5	48.4	56.5
Depreciation and amortization	40.7	40.4	82.0	80.4

EBITDA	$131.2	$131.1	$236.8	$266.8

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

Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Pound Sterling and Brazilian Real. At June 30, 2004, we had currency forward contracts with a notional amount of approximately $17.4 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on our primary bank credit facilities. The annual pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 22.6% of our weighted average interest rate at June 30, 2004) on our long-term debt outstanding at June 30, 2004 would be approximately $1.0 million.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of June 30, 2004, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 3, 2004, our Board of Directors approved a share repurchase program under which we may repurchase up to 2.5 million shares of our common stock in the open market or in privately negotiated transactions from time to time over the next two years. On February 5, 2004, we repurchased an aggregate of 1,591,900 shares of our common stock pursuant to this repurchase plan in privately negotiated transactions. In the second quarter of 2004, we repurchased an additional 582,200 shares of our common stock in open market transactions pursuant to Rule 10b-18.

The following table provides information about our equity security purchases during the quarter ended June 30, 2004 that are registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April, 2004	-	-	-	908,100
May, 2004	582,200	$35.41	582,200	325,900
June, 2004	-	-	-	325,900

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 29, 2004. At the meeting, the following matters were submitted to a vote of the stockholders.

        (1)  The election of three directors to serve for a three-year term ending at the annual meeting of stockholders to be held in 2007*:

	Number of Votes

		Abstained/
	In Favor	Withheld

Directors:
B.G. Mathis	48,196,011	3,441,246
Thomas L. Martin **	49,492,115	2,145,142
Dr. Henry T. Yang	51,257,470	379,787

* Directors whose term of office continued after the meeting are Richard E. Dauch, Forest J. Farmer, Richard C. Lappin, Larry W. McCurdy, John P. Reilly and Thomas K. Walker.

** Thomas L. Martin was appointed Vice President – Finance & Chief Financial Officer of AAM effective June 1, 2004 and resigned from his position on the Board of Directors and from his seat on the Audit Committee of the Board of Directors effective June 1, 2004.

(2)  Approval of an amendment to the 1999 AAM Stock Incentive Plan to increase the number of authorized shares of common stock for issuance from 8.5 million to 13.5 million:

In Favor	34,213,404
Abstained/Withheld	11,210,779
Broker Non-Votes	6,166,871

     (3)  Re-approval of performance criteria stated in the 1999 AAM Stock Incentive Plan:

In Favor	48,282,535
Abstained/Withheld	3,354,732
Broker Non-Votes	-

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)   Reports on Form 8-K

On April 5, 2004, we filed a Current Report on Form 8-K pursuant to Items 5 and 7 reporting that we issued a press release announcing the resignation of Robin J. Adams, Executive Vice President – Finance & Chief Financial Officer (CFO) and the appointment of Treasurer Michael K. Simonte as Acting CFO until a permanent CFO is named.

On April 29, 2004, we filed a Current Report on Form 8-K pursuant to Items 5 and 7 reporting that we issued a press release announcing that AAM’s Board of Directors declared a quarterly cash dividend of $0.15 per share payable on June 28, 2004 to stockholders of record on all of the company’s issued and outstanding common stock as of June 7, 2004.

On June 1, 2004, we filed a Current Report on Form 8-K pursuant to Items 5 and 7 reporting that we issued a press release announcing the appointment of Thomas L. Martin to the position of Vice President – Finance & Chief Financial Officer effective on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

By:	/s/ Thomas L. Martin

Thomas L. Martin
Vice President - Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
August 3, 2004

EXHIBIT INDEX

Number	Description of Exhibit

*+10.43	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.**

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Thomas L. Martin, Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Thomas L. Martin, Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

 _________________________
*     Filed herewith

**   Shown only in the original filed with the Securities and Exchange Commission

+    Certain portions of the identified Exhibit have been omitted and is being separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

