Form 10-Q
period 2004-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2004-11-01
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 25, 2004, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 49,629,138 shares.

Internet Website Access to Reports

The website for American Axle & Manufacturing Holdings, Inc. is www.aam.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
   Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Ex. 10.44 Forms of Stock Option Agreement
Ex. 10.45 Forms of Restricted Stock Agreement
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions, except per share data)

Net sales	$841.6	$867.7	$2,724.0	$2,756.6

Cost of goods sold	733.7	748.3	2,346.3	2,354.7

Gross profit	107.9	119.4	377.7	401.9

Selling, general and administrative
expenses	47.0	49.7	140.7	147.1

Operating income	60.9	69.7	237.0	254.8

Net interest expense	(5.9)	(11.2)	(20.2)	(35.7)
Debt refinancing and redemption costs	-	-	(23.5)	-
Other income (expense), net	(0.9)	1.0	1.0	1.9

Income before income taxes	54.1	59.5	194.3	221.0

Income taxes	17.7	20.8	66.1	77.3

Net income	$36.4	$38.7	$128.2	$143.7

Basic earnings per share	$0.71	$0.74	$2.46	$2.83

Diluted earnings per share	$0.68	$0.71	$2.37	$2.71

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4.5	$12.4
Accounts receivable, net	431.7	339.2
Inventories, net	176.1	171.8
Prepaid expenses and other	37.0	24.0
Deferred income taxes	13.8	16.3
Total current assets	663.1	563.7

Property, plant and equipment, net	1,674.1	1,629.5
Deferred income taxes	6.8	6.9
Goodwill	147.8	147.8
Other assets and deferred charges	67.4	49.9
Total assets	$2,559.2	$2,397.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$319.8	$333.6
Trade payable program liability	53.7	2.1
Accrued compensation and benefits	119.2	164.8
Other accrued expenses	59.3	53.7
Total current liabilities	552.0	554.2

Long-term debt	533.0	449.7
Deferred income taxes	105.8	73.0
Postretirement benefits and other long-term liabilities	412.4	366.2
Total liabilities	1,603.2	1,443.1

Stockholders' equity:
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	355.1	336.2
Retained earnings	794.1	681.4
Treasury stock at cost, 3.7 million and 0.1 million shares
in 2004 and 2003, respectively	(131.7)	(0.7)
Accumulated other comprehensive loss, net of tax:
Minimum pension liability adjustments	(56.1)	(56.1)
Foreign currency translation adjustments	(6.0)	(6.1)
Unrecognized gain (loss) on derivatives	0.1	(0.5)
Total stockholders' equity	956.0	954.7
Total liabilities and stockholders' equity	$2,559.2	$2,397.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	September 30,
	2004	2003
	(In millions)
Operating activities:
Net income	$128.2	$143.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	125.4	121.0
Deferred income taxes	35.2	28.2
Pensions and other postretirement benefits, net of contributions	48.7	35.7
Loss on retirement of equipment	2.0	1.1
Debt refinancing and redemption costs	23.5	-
Changes in operating assets and liabilities:
Accounts receivable	(91.2)	(86.0)
Inventories	(4.1)	18.8
Accounts payable and accrued expenses	(16.1)	33.6
Other assets and liabilities	(23.5)	29.9
Net cash provided by operating activities	228.1	326.0

Investing activities:
Purchases of property, plant and equipment	(158.8)	(172.9)
Purchase buyouts of leased equipment	-	(3.0)
Net cash used in investing activities	(158.8)	(175.9)

Financing activities:
Net repayments under revolving credit facilities	(2.2)	(25.2)
Proceeds from issuance of long-term debt	399.7	-
Redemption of 9.75% Notes	(314.6)	-
Payments of long-term debt and capital lease obligations	(16.0)	(137.9)
Debt issuance costs	(9.7)	-
Employee stock option exercises	12.0	17.4
Dividends paid	(15.5)	-
Purchase of treasury stock	(131.0)	-
Net cash used in financing activities	(77.3)	(145.7)

Effect of exchange rate changes on cash	0.1	0.5

Net (decrease) increase in cash and cash equivalents	(7.9)	4.9

Cash and cash equivalents at beginning of period	12.4	9.4

Cash and cash equivalents at end of period	$4.5	$14.3

Supplemental cash flow information:
Interest paid	$31.5	$46.4
Income taxes paid, net of refunds	$25.9	$22.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM), is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs) and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and metal formed products. In addition to our 14 locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Mexico and Scotland.

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

EITF 04-08 In October 2004, the Emerging Issues Task Force (EITF) reached a consensus opinion on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus opinion provides that contingently convertible debt instruments, commonly referred to as “Co-Cos,” are to be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004, with retroactive application. The adoption of EITF 04-08 did not have any impact on our diluted earnings per share calculation because we gave notice of our irrevocable election to pay cash upon conversion of the 2.00% Convertible Notes on October 12, 2004 and the conditions for conversion have not been met.

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

Inventories consist of the following:

	September 30,	December 31,
	2004	2003
	(Dollars in millions)

Raw materials and work-in-progress	$171.5	$161.4
Finished goods	32.7	35.6
Gross inventories	204.2	197.0
LIFO reserve	(12.2)	(10.4)
Other inventory valuation reserves	(15.9)	(14.8)
Inventories, net	$176.1	$171.8

3.    DEBT REFINANCING AND REDEMPTION COSTS

On January 9, 2004, we entered into a new senior unsecured revolving credit facility (Revolving Credit Facility) that provides up to $600.0 million of revolving bank financing commitments through January 2009. The Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. Together with $109.0 million of uncommitted bank lines of credit, the Revolving Credit Facility is now our primary source of day-to-day liquidity.

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

In the second quarter 2004, the privately issued 5.25% Notes were exchanged for registered notes with substantially the same terms and conditions. In the third quarter 2004, the Securities and Exchange Commission declared effective the registration statement relating to the resale by the holders of the privately issued 2.00% Convertible Notes.

Debt refinancing and redemption costs expensed in the first quarter of 2004 are summarized as follows (dollars in millions):

Call premium on 9.75% Notes	$14.6
Write-off of unamortized discount and debt issuance costs:
9.75% Notes	5.7
1997 Bank Credit Facilities	3.2
$23.5

4.    LONG-TERM DEBT

Long-term debt consists of the following:
	September 30,	December 31,
	2004	2003
	(Dollars in millions)

Revolving credit facilities	$50.0	$60.0
9.75% Notes, net of discount	-	298.8
5.25% Notes, net of discount	249.7	-
2.00% Convertible Notes	150.0	-
Capital lease obligations	4.5	6.3
Foreign credit facilities and other	78.8	84.6
Long-term debt	$533.0	$449.7

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
At September 30, 2004, we had $50.0 million outstanding and $538.5 million available under the Revolving Credit Facility. This availability reflected a reduction of $11.5 million for standby letters of credit issued against the facility. We also had $42.0 million outstanding and $67.0 million available on our uncommitted bank lines of credit at September 30, 2004.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 5.25% Notes are senior unsecured obligations of American Axle & Manufacturing, Inc. (AAM, Inc.) and are fully and unconditionally guaranteed by Holdings. Holdings has no significant assets other than its 100% ownership of AAM, Inc. and no subsidiaries other than AAM, Inc.

The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. At the option of the holder, under certain conditions, these notes are convertible through 2024. The conversion rate is subject to adjustment for certain events, including the payment of dividends, change of control and other events specified in the indenture. On October 12, 2004, we gave notice of our irrevocable election to pay cash upon conversion of the 2.00% Convertible Notes.

The weighted average interest rate of our long-term debt outstanding at September 30, 2004 was 4.5% as compared to 8.2% at December 31, 2003.

5.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in millions)

Service cost	$8.3	$7.0	$9.5	$8.1
Interest cost	7.1	5.9	6.3	5.2
Expected asset return	(6.6)	(5.9)	-	-
Amortized loss	1.0	0.5	1.3	0.6
Amortized prior service cost	0.8	0.4	(0.2)	-
Net periodic benefit cost	$10.6	$7.9	$16.9	$13.9

In 2004, we expect our pension funding to range from $35.0 million to $40.0 million.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We estimate that the effect of the subsidy will reduce our postretirement benefit obligation by approximately $24.9 million, which will be treated as an actuarial gain and amortized over the future service lives of active employees. The effect of the subsidy will be reflected in our 2004 annual disclosure based on the September 30, 2004 valuation results. Our net periodic postretirement benefit cost was reduced by $3.4 million in the first nine months of 2004 to recognize the effects of the subsidy.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in millions)

Net income	$36.4	$38.7	$128.2	$143.7
Unrecognized gain (loss) on derivatives, net of tax	0.2	(0.3)	0.6	0.6
Foreign currency translation adjustments, net of tax	2.9	0.3	0.1	1.7
Comprehensive income	$39.5	$38.7	$128.9	$146.0

7.    EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions, except per share data)

Numerator:
Net income	$36.4	$38.7	$128.2	$143.7

Denominators:
Basic shares outstanding -
Weighted-average shares outstanding	51.6	52.1	52.2	50.8

Effect of dilutive securities:
Dilutive stock options	1.8	2.5	2.0	2.2

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	53.4	54.6	54.2	53.0

Basic EPS	$0.71	$0.74	$2.46	$2.83

Diluted EPS	$0.68	$0.71	$2.37	$2.71

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

Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions, except per share data)

Net income, as reported	$36.4	$38.7	$128.2	$143.7
Deduct: Total employee stock option
expense determined under the fair value method, net of tax	(4.4)	(3.2)	(12.4)	(10.0)
Pro forma net income	$32.0	$35.5	$115.8	$133.7
Basic EPS, as reported	$0.71	$0.74	$2.46	$2.83
Basic EPS, pro forma	$0.62	$0.68	$2.22	$2.63
Diluted EPS, as reported	$0.68	$0.71	$2.37	$2.71
Diluted EPS, pro forma	$0.60	$0.66	$2.15	$2.56

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

During the first half of 2004, we recognized a pre-tax charge of $12.7 million related to a voluntary separation program established with the UAW. Nearly 250 hourly associates participated in this voluntary program and terminated their employment with AAM.

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

COMPANY OVERVIEW

We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs) and passenger cars. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and metal formed products. In addition to our 14 locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Mexico and Scotland.

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms in the first three quarters of 2004. As a result of our Component Supply Agreement (CSA) and Lifetime Program Contracts with GM (LPCs), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC.

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

The majority of our sales contracts with our largest customer provide protection for metallic price fluctuations. Because we do not have such provisions with all of our customers for all of the parts that we sell, we are experiencing higher net costs for raw materials due to the escalating costs of metal products. Continuity of supply has not been adversely affected by these metal market conditions in 2004.

  Sales to GM decreased 4% to $2,167.5 million in the first three quarters of 2004 as compared to $2,254.6 million in the first three quarters of 2003. Sales to GM represented approximately 80% of our total net sales in the first three quarters of 2004 as compared to 82% of our total net sales in the first three quarters of 2003 and 82% for the full-year 2003.

We also supply driveline systems and other related components to DaimlerChrysler Corporation (DaimlerChrysler), PACCAR Inc., Volvo Group, Ford Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased 11% to $556.5 million in the first three quarters of 2004 as compared to $502.0 million in the first three quarters of 2003. The growth in our sales to customers other than GM was primarily due to continued strong sales of our products supporting the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) as well as our 2003 launch of new driveshafts for the Dodge Durango program and the 2004 launch of the Dodge Ram 4000 for the Mexican market. As a result of these sales gains, sales to DaimlerChrysler were nearly 11% of our total net sales in the first three quarters of 2004 as compared to 9% of our total net sales in the first three quarters of 2003 and 9% for the full-year 2003.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales Net sales were $841.6 million in the third quarter of 2004 as compared to $867.7 million in the third quarter of 2003. This 3% decrease in sales in the third quarter of 2004 compares to a nearly 1% decrease in North American (N.A.) light vehicle production and a 5% decrease in GM light truck production. Sales were positively impacted by a 5% increase in sales to customers other than GM. Sales also reflect the impact of price adjustments under metallic price fluctuation provisions in our contracts with our customers. These increases were more than offset by the impact of our customers’ lower production volumes.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,163 in the third quarter of 2004 as compared to $1,174 in the third quarter of 2003. This decrease was a result of a product mix shift from GM’s full-sized to mid-sized pick-up trucks and SUVs, which carry a lower-than-average content-per-vehicle. The penetration rate of our 4WD/AWD systems was 61.4% in both the third quarters of 2004 and 2003.

Gross Profit Gross profit was $107.9 million in the third quarter of 2004 as compared to $119.4 million in the third quarter of 2003. Gross margin was 12.8% of sales in the third quarter of 2004 as compared to 13.8% in the third quarter of 2003. Ongoing productivity improvements continued to positively impact our gross profit and gross margin in the third quarter of 2004. However, these gains were more than offset by the impact of lower production volumes and higher costs of purchased metal market commodities.

During the third quarter of 2003, we recognized $4.3 million in charges related to a power outage on August 14, 2003 and to adjust salaried workforce levels to meet current business conditions.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $47.0 million or 5.6% of net sales in the third quarter of 2004 as compared to $49.7 million or 5.7% of net sales in the third quarter of 2003. SG&A reflects an increase of $2.1 million in R&D spending offset by lower profit sharing expense due to decreased operating profits and changes to our executive incentive compensation plans implemented for 2004.

R&D increased 14% to $17.7 million in the third quarter of 2004 as compared to $15.6 million in the third quarter of 2003. The focus of this increasing investment continues to be the expansion of our current product portfolio to serve the growing 4WD/AWD passenger car crossover vehicle segment and the development of new driveline and powertrain products. New products under development in this area include independent rear drive axles (IRDAs), independent rear suspension systems, independent front drive axles (IFDAs), power transfer units, transfer cases, driveline and transmission differentials and multi-piece driveshafts. We also continue to focus on electronic integration in our existing products. The most recent examples of these initiatives are the electronic SmartBarTM stabilizer bar-based active roll-control system, TracRite® GTL electronic differentials and TracRite® EL electronic locking differentials all featured in the Dodge Ram Power Wagon.

Operating Income Operating income was $60.9 million in the third quarter of 2004 as compared to $69.7 million in the third quarter of 2003. Operating margin was 7.2% in the third quarter of 2004 as compared to 8.0% in the third quarter of 2003. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense decreased 47% to $5.9 million in the third quarter of 2004 as compared to $11.2 million in the third quarter of 2003. Interest expense decreased due to the favorable impact of our debt refinancing activities in the first quarter of 2004 and lower average outstanding borrowings.

Income Tax Expense Income tax expense was $17.7 million in the third quarter of 2004 as compared to $20.8 million in the third quarter of 2003. Our effective income tax rate was 32.7% in the third quarter of 2004, 35.0% in the third quarter of 2003 and 35.0% for the full-year 2003. The decrease in our effective tax rate from the full-year 2003 rate was primarily due to the implementation of tax planning strategies in accordance with recent federal tax legislation.

Net Income and Earnings Per Share (EPS) Net income was $36.4 million in the third quarter of 2004 as compared to $38.7 million in the third quarter of 2003. Diluted earnings per share were $0.68 in the third quarter of 2004 as compared to $0.71 in the third quarter of 2003.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $103.4 million in the third quarter of 2004 as compared to $111.4 million in the third quarter of 2003.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales Net sales were $2,724.0 million in the first three quarters of 2004 as compared to $2,756.6 million in the first three quarters of 2003. This slight decrease in sales in the first three quarters of 2004 compares to a 4% decrease in GM light truck production. Sales were positively impacted by an 11% increase in sales to customers other than GM, driven principally by our expanding driveline product portfolio supporting vehicle programs of DaimlerChrysler. Sales also reflect the impact of price adjustments under metallic price fluctuation provisions in our contracts with our customers. These increases were more than offset by the impact of our customers’ lower production volumes.

Our content-per-vehicle was $1,169 in the first three quarters of 2004 as compared to $1,171 in the first three quarters of 2003. The penetration rate of our 4WD/AWD systems increased to 62.1% in the first three quarters of 2004 as compared to 61.2% in the first three quarters of 2003. These changes were primarily a result of driveline system products supporting the Dodge Ram program partially offset by a product mix shift from GM’s full-sized to mid-sized pick-up trucks and SUVs.

Gross Profit Gross profit was $377.7 million in the first three quarters of 2004 as compared to $401.9 million in the first three quarters of 2003. Gross margin was 13.9% of sales in the first three quarters of 2004 as compared to 14.6% in the first three quarters of 2003. Ongoing productivity improvements continued to positively impact our gross profit and gross margin in the first three quarters of 2004. However, these gains were more than offset by the impact of lower production volumes and higher costs of purchased metal market commodities.

As a result of not reaching an agreement before the expiration of the national collective bargaining agreement with the UAW, we experienced a temporary work stoppage of less than two days at six of our North American manufacturing facilities. In the first three quarters of 2004, our operating results include costs and expenses of approximately $5.2 million related to overtime and other costs to recover lost production as a result of the work stoppage.

Lump-sum ratification payments totaling $37.5 million (including applicable payroll taxes) were made in the first half of 2004 in accordance with new collective bargaining agreements with unions that represent our hourly associates in the U.S. These lump-sum payments relate to the future service of our hourly associates. In 2004, we will expense $7.5 million of these amounts, which represent the amount paid in lieu of an increase in 2004 base wages. The remaining $30.0 million will be amortized over 48 months and relates to amounts both parties agreed would be earned during the terms of the agreements. Of the $30.0 million that will be amortized, $6.2 million will also be recognized in 2004.

In the first half of 2004, we also recognized a pre-tax charge of $12.7 million related to a voluntary separation program established with the UAW. Nearly 250 hourly associates participated in this voluntary program and terminated their employment with AAM.

In the first three quarters of 2003, we recognized charges totaling $8.8 million associated with lump-sum early retirement payments and a $2.2 million charge to adjust salaried workforce levels to meet current business conditions. We also recognized $4.6 million in charges resulting from a tornado that damaged a GM production facility in Oklahoma City, OK on May 8, 2003 and a power outage on August 14, 2003.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $140.7 million or 5.2% of net sales in the first three quarters of 2004 as compared to $147.1 million or 5.3% of net sales in the first three quarters of 2003. SG&A reflects an increase of $5.5 million in R&D spending offset by lower profit sharing expense as a result of lower earnings and changes to our executive incentive compensation plans implemented in 2004.

R&D increased 12% to $51.5 million in the first three quarters of 2004 as compared to $46.0 million in the first three quarters of 2003. The increase in our R&D in the first three quarters of 2004 as compared to the first three quarters of 2003 was primarily due to the factors discussed in the Results of Operations for the third quarter of 2004.

  Operating Income Operating income was $237.0 million in the first three quarters of 2004 as compared to $254.8 million in the first three quarters of 2003. Operating margin was 8.7% in the first three quarters of 2004 as compared to 9.2% in the first three quarters of 2003. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense decreased 43% to $20.2 million in the first three quarters of 2004 as compared to $35.7 million in the first three quarters of 2003. Interest expense decreased due to the favorable impact of our debt refinancing activities in the first quarter of 2004 and lower average outstanding borrowings.

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

Income Tax Expense Income tax expense was $66.1 million in the first three quarters of 2004 as compared to $77.3 million in the first three quarters of 2003. Our effective income tax rate was 34.0% in the first three quarters of 2004, 35.0% in the first three quarters of 2003 and 35.0% for the full-year 2003.

Net Income and Earnings Per Share (EPS) Net income was $128.2 million in the first three quarters of 2004 as compared to $143.7 million in the first three quarters of 2003. Diluted earnings per share were $2.37 in the first three quarters of 2004 as compared to $2.71 in the first three quarters of 2003.

Net income and EPS were adversely impacted in the first three quarters of 2004 by debt refinancing and redemption costs of $15.5 million, net of tax ($23.5 million before tax).

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $340.2 million in the first three quarters of 2004 as compared to $378.2 million in the first three quarters of 2003.

EBITDA was adversely impacted in the first three quarters of 2004 by debt refinancing and redemption costs of $23.5 million.

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

Operating Activities Net cash provided by operating activities was $228.1 million in the first three quarters of 2004 as compared to $326.0 million in the first three quarters of 2003.

A significant factor adversely impacting our cash flow from operating activities in the first three quarters of 2004 as compared to the first three quarters of 2003 was the lump-sum ratification payments totaling $37.5 million made in accordance with new collective bargaining agreements with unions that represent our hourly associates in the U.S.

The net cash impact associated with our pension and postretirement benefit plans increased to a source of cash of $48.7 million in the first three quarters of 2004 as compared to $35.7 million in the first three quarters of 2003. We contributed $32.5 million to our pension plans in the first three quarters of 2004 as compared to $33.6 million in the first three quarters of 2003. For the full-year 2004, we expect our pension funding to range from $35.0 million to $40.0 million. Our cash outlay for postretirement healthcare obligations was $1.8 million in the first three quarters of 2004 as compared to $3.0 million for the first three quarters of 2003. We expect our funding of such postretirement healthcare obligations to be less than $5.0 million for the full-year 2004.

Deferred income taxes were $35.2 million in the first three quarters of 2004 as compared to $28.2 million in the first three quarters of 2003. Our operating cash flow for these periods benefited from accelerated depreciation and other tax planning strategies offset by the timing of the deductibility of our postretirement benefit obligations for tax purposes. The tax benefit associated with the exercise of stock options and the utilization of federal tax credits in the first three quarters of 2004 and 2003 also positively impacted our operating cash flow. Additionally, our cash flow from operating activities in 2003 benefited from the collection of certain state tax credits.

Accounts receivable increased $92.5 million at September 30, 2004 as compared to year-end 2003. This increase was primarily due to increased sales activity in August and September of 2004 as compared to November and December of 2003 and increased receivables related to billings for metallic price adjustments. Our accounts receivable allowances were $2.6 million at September 30, 2004 as compared to $2.8 million at year-end 2003.

At September 30, 2004, inventories were $176.1 million as compared to $171.8 million at year-end 2003. There were no significant changes in our inventory valuation allowances affecting our operating results in the first three quarters of 2004.

Accounts payable and accrued expenses reflected a use of cash of $16.1 million in the first three quarters of 2004 as compared to a source of cash of $33.6 million in the first three quarters of 2003. Accrued compensation and benefits were lower in the first three quarters of 2004 primarily due to lower profit sharing accruals as compared to the first three quarters of 2003 partially offset by increased accounts payable for higher costs of purchased metal market commodities.

Investing Activities Capital expenditures were $158.8 million in the first three quarters of 2004 as compared to $172.9 million in the first three quarters of 2003. We expect our capital spending for the full-year 2004 to be approximately $250 million.

In addition to ongoing cost and productivity initiatives, our largest capital projects in 2004 include initial investments for advanced process development equipment for the GMT-900 program (GM’s next generation full-size truck and SUV platform currently projected to launch in the first quarter of 2006) and expenditures to support the model year 2005 launch of the Hummer H3. Additionally, we will have capital expenditures in 2004 to support the lifetime production contract for new business with Korean automaker Ssangyong Motors to supply independent front and independent rear-drive axles. Other capital expenditures include investments to support new production awards for various components to other major OEM suppliers.

Financing Activities Net cash used in financing activities was $77.3 million in the first three quarters of 2004 as compared to $145.7 million in the first three quarters of 2003. Total long-term debt outstanding increased $83.3 million in the first three quarters of 2004 to $533.0 million as compared to $449.7 million at year-end 2003.

On January 9, 2004, we entered into a new senior unsecured revolving credit facility (Revolving Credit Facility) that provides up to $600.0 million of revolving bank financing commitments through January 2009. The Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. Together with $109.0 million of uncommitted bank lines of credit, the Revolving Credit Facility is now our primary source of day-to-day liquidity.

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

In the second quarter 2004, the privately issued 5.25% Notes were exchanged for registered notes with substantially the same terms and conditions. In the third quarter 2004, the Securities and Exchange Commission declared effective the registration statement relating to the resale by the holders of the privately issued 2.00% Convertible Notes.

Including the common stock we acquired in connection with our first quarter debt refinancing activities, we have repurchased approximately 3.6 million shares of our common stock for $131.0 million under our stock repurchase program in the first three quarters of 2004.

In April 2004, AAM’s Board of Directors declared our first quarterly cash dividend as a public company. As of September 30, 2004, $15.5 million has been paid to stockholders of record under the quarterly cash dividend program. On an annualized basis, the dividend payout is $0.60 per share.

At September 30, 2004, we had $50.0 million outstanding and $538.5 million available under the Revolving Credit Facility. This availability reflected a reduction of $11.5 million for standby letters of credit issued against the facility. We also had $42.0 million outstanding and $67.0 million available on our uncommitted bank lines of credit at September 30, 2004.

The weighted average interest rate of our total debt outstanding in the first three quarters of 2004 was 4.9% as compared to 5.9% for the year ended December 31, 2003. The weighted average interest rate on our total debt outstanding at September 30, 2004 was reduced to 4.5% as a result of the debt refinancing discussed above.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first three quarters of 2004, and we do not expect the expenditures to have a material adverse impact on our financial condition, results of operations or cash flows for the remainder of 2004.

EFFECT OF NEW ACCOUNTING STANDARDS

EITF 04-08 In October 2004, the Emerging Issues Task Force (EITF) reached a consensus opinion on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus opinion provides that contingently convertible debt instruments, commonly referred to as “Co-Cos,” are to be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004, with retroactive application. The adoption of EITF 04-08 did not have any impact on our diluted earnings per share calculation because we gave notice of our irrevocable election to pay cash upon conversion of the 2.00% Convertible Notes on October 12, 2004 and the conditions for conversion have not been met.

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three and nine months ended September 30, 2004 and 2003 is a reconciliation of EBITDA, a non-GAAP financial measure, which is intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate this non-GAAP financial measure differently.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in millions)

Net income	$36.4	$38.7	$128.2	$143.7
Interest expense	5.9	11.3	20.5	36.2
Income taxes	17.7	20.8	66.1	77.3
Depreciation and amortization	43.4	40.6	125.4	121.0
EBITDA	$103.4	$111.4	$340.2	$378.2

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

Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Pound Sterling, Brazilian Real and Canadian Dollar. At September 30, 2004, we had currency forward contracts with a notional amount of approximately $10.8 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on our primary bank credit facilities. The annual pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 22.2% of our weighted average interest rate at September 30, 2004) on our long-term debt outstanding at September 30, 2004 would be approximately $1.3 million.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of September 30, 2004, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2004, our Board of Directors approved a stock repurchase program under which we were able to repurchase up to 2.5 million shares of our common stock in the open market or in privately negotiated transactions from time to time over the next two years. In July 2004, the remaining 325,900 shares of our common stock were repurchased under the stock repurchase program in open market transactions pursuant to Rule 10b-18.

On August 12, 2004, our Board of Directors approved an additional 3.0 million shares for repurchase under the stock repurchase program, bringing the aggregate program total to 5.5 million shares.

The following table provides information about our equity security repurchases during the quarter ended September 30, 2004 that are registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July, 2004	325,900	$34.07	325,900	-
August, 2004	799,487	$33.34	799,487	2,200,513
September, 2004	313,040	$30.48	313,040	1,887,473

Item 6. Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

By:	/s/ Thomas L. Martin

Thomas L. Martin
Vice President - Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
November 1, 2004

EXHIBIT INDEX

Number	Description of Exhibit

*10.44	Forms of Stock Option Agreement under 1999 Stock Incentive Plan**

*10.45	Forms of Restricted Stock Agreement under 1999 Stock Incentive Plan**

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Thomas L. Martin, Vice President - Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Thomas L. Martin, Vice President - Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

*     Filed herewith

**   Shown only in the original filed with the Securities and Exchange Commission

