Form 10-K
period 2004-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2005-03-01
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission file number 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	38-3161171
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE DAUCH DRIVE, DETROIT, MICHIGAN	48211-1198
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code  313-758-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

The closing price of the Common Stock on June 30, 2004 as reported on the New York Stock Exchange was $36.36 per share and the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $1,614.1 million.

As of February 21, 2005, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 49,877,188 shares.

Documents Incorporated By Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2004 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 28, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004, are incorporated by reference in Part I (Items 1, 3 and 4), Part II (Items 5, 6, 7, 7A, 8 and 9A), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

Internet Website Access to Reports
The website for American Axle & Manufacturing Holdings, Inc. is www.aam.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Securities and Exchange Commission also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2004

			Page Number
Cautionary Statements			1
Part I	Item 1	Business	2
	Item 2	Properties	6
	Item 3	Legal Proceedings	7
	Item 4	Submission of Matters to a Vote of Security Holders	7
		Supplemental Item – Executive Officers and Directors of the Registrant	7

Part II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
	Item 6	Selected Financial Data	12
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	12
	Item 8	Financial Statements and Supplementary Data	12
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
	Item 9A	Controls and Procedures	12
	Item 9B	Other Information	12

Part III	Item 10	Directors and Executive Officers of the Registrant	13
	Item 11	Executive Compensation	13
	Item 12	Security Ownership of Certain Beneficial Owners and Management	13
	Item 13	Certain Relationships and Related Transactions	13
	Item 14	Principal Accounting Fees and Services	13

Part IV	Item 15	Exhibits and Financial Statement Schedules	14

Signatures			20

Schedule II		Valuation and Qualifying Accounts	21

Report of Independent Registered Public Accounting Firm			22

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges	23
Exhibit 21		Subsidiaries of our Company	24
Exhibit 23		Consent of Independent Registered Public Accounting Firm	25
Exhibit 31.1		Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	26
Exhibit 31.2		Certification of Thomas L. Martin, Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	27
Exhibit 32		Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Thomas L. Martin, Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers
Computation of Ratio of Earnings to Fixed Charges
Annual Report to Stockholders
Subsidiaries of the Company
Consent of Deloitte & Touche LLP
Certification of Richard E. Dauch, C.E.O.
Certification of Thomas L. Martin, C.F.O.
Section 906 Certifications of C.E.O. & C.F.O

Cautionary Statements

Certain statements in this Annual Report on Form 10-K are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Annual Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced demand for our customers’ products (particularly light trucks and sport utility vehicles produced by General Motors Corporation and DaimlerChrysler Corporation);

•	reduced purchases of our products by General Motors Corporation, DaimlerChrysler Corporation or other customers;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to attract and retain key associates;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes;

•	other unanticipated events and conditions that hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part I

Item 1.  Business

(a)  General Development of Business

General

As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “AAM” mean American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries and predecessors, collectively.

We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and metal formed products.

In March 1994, we were formed by a private investor group led by Richard E. Dauch, our Co-Founder, Chairman of the Board & Chief Executive Officer, that purchased the Final Drive and Forge Business Unit of the Saginaw Division of General Motors Corporation (GM). In connection with this acquisition and under subsequent additional binding agreements we have entered into with GM, we are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms in 2004.

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

Initial Public Offering (IPO)

Holdings is the survivor of a migratory merger with American Axle & Manufacturing of Michigan, Inc. (AAMM) and has no significant assets other than its 100% ownership of American Axle & Manufacturing, Inc. (AAM, Inc.) and its subsidiaries. Pursuant to this merger, which was effected in January 1999 in connection with our IPO, each share of AAMM's common stock was converted into 3,945 shares of Holdings' common stock. Holdings has no subsidiaries other than AAM, Inc. In February 1999, Holdings completed an IPO and issued 7.0 million shares of its common stock.

Acquisitions

In 1999, we acquired two domestic automotive forging companies, Colfor Manufacturing Inc. (Colfor) and MSP Industries Corporation (MSP), and a majority interest in a joint venture in Brazil which machines forging and driveline components for automotive original equipment manufacturers (OEMs) for an aggregate cash purchase consideration of approximately $239 million.

In 1998, we acquired Albion Automotive (Holdings) Limited (referred to as Albion) for a cash purchase price of approximately $42 million plus $30 million of assumed debt and capital lease obligations. Albion supplies front steerable and rear axles, driving heads, crankshafts, chassis components and transmission parts used primarily in medium and heavy-duty trucks and buses for customers located in the United Kingdom and elsewhere in Europe.

(b)  Financial Information About Segments

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report to Stockholders (Annual Report), section entitled “Financials - Notes to Consolidated Financial Statements, Note 13 - Segment and Geographic Information.”

(c) Narrative Description of Business

Company Overview

We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front 4WD/AWD axle requirements for these vehicle platforms. Sales to GM were approximately 80% of our total net sales in 2004, 82% in 2003 and 86% in 2002.

As a result of our Component Supply Agreement (CSA) and Lifetime Program Contracts with GM (LPCs), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We will compete for future GM business upon the expiration of the LPCs or the CSA.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. As part of this program, we have commenced supply of a fully integrated computer-controlled chassis system for the 2005 Dodge Ram Power Wagon in the fourth quarter of 2004. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were 11% of our total net sales in 2004, 9% in 2003 and 4% in 2002.

We continue to diversify our customer base. In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, and other OEMs and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and The Timken Company. Our sales to customers other than GM increased 8% to $728.0 million in 2004 as compared to $674.0 million in 2003 and $498.5 million in 2002. In 2005, we will launch rear drive modules (RDMs) and independent front drive axles (IFDAs) for South Korean automaker Ssangyong Motor Corporation.

We compete in an $8 billion served market in North America that consists of drive axles and driveshafts for light trucks and SUVs. Our definition of our served market excludes passenger cars and front-wheel drive minivans.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Axles and driveshafts	84.9%	86.0%	84.3%
Chassis components, forged products and other	15.1	14.0	15.7
Total	100.0%	100.0%	100.0%

Industry Trends and Competition

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Industry Trends and Competition.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

For further information regarding productive materials, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Industry Trends and Competition.”

Research and Development (R&D)

Since March 1, 1994, we have spent approximately $445 million in R&D focusing on new product and process development. We plan to continue to invest in the development of new product, process and systems technologies to improve productive efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2004, R&D spending in product, process and systems increased 13% to $68.6 million as compared to $60.7 million in 2003 and $54.0 million in 2002. The focus of this increasing investment is to develop innovative driveline and powertrain system solutions for passenger cars, light trucks and SUVs in the global marketplace. New products under development in this area include power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, RDMs and IFDAs. We also continue to focus on electronic integration in our existing products. The most recent examples of these initiatives are the electronic SmartBarTM stabilizer based roll-control system, TracRite® GTL electronic differentials and TracRite® EL electronic locking differentials all featured in the 2005 Dodge Ram Power Wagon. In addition, we continue to support the development of hybrid vehicle systems. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

Backlog

We typically enter into agreements with our customers to provide certain axles and driveline products for the life of our customers’ vehicle programs. Our backlog includes formally awarded programs and incremental content and volume including customer requested engineering changes. Our backlog may be impacted by various assumptions such as production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

Our backlog was approximately $1 billion at December 31, 2004 as compared to approximately $560 million at December 31, 2003. As of December 31, 2004, our sales backlog includes approximately $100 million for orders to be executed in 2005.

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

Cyclicality and Seasonality

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Cyclicality and Seasonality.”

Environmental Matters

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled "Financials - Management's Discussion and Analysis - Litigation and Environmental Matters."

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

As of December 31, 2004, we employed approximately 10,900 associates, approximately 8,400 of which are employed in the United States. Approximately 6,900 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Approximately 6,200 associates represented by the UAW are subject to a collective bargaining agreement that expires February 25, 2008; approximately 700 associates at MSP and Colfor are also represented by the UAW under collective bargaining agreements that expire April 18, 2005 and June 3, 2005, respectively. Approximately 200 associates are represented by the International Association of Machinists (IAM) under a collective bargaining agreement, which runs through May 4, 2008. In addition, approximately 500 associates at Albion, approximately 1,400 associates at our Silao, Mexico facility (Guanajuato Gear & Axle and Guanajuato Forge) and approximately 300 associates at our Brazilian majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreements at Albion, certain of which may be terminated upon six-months notice, expire in 2006 and the agreements in Mexico and Brazil expire annually.

Credit and Working Capital Practices

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Liquidity and Capital Resources.”

(d)  Financial Information About Geographic Areas

International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

For further financial information regarding foreign and domestic sales and export sales, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Notes to Consolidated Financial Statements, Note 13 - Segment and Geographic Information.”

Item 2.  Properties

The following is a summary of our principal facilities:

	Approx.	Type
Name	Sq. Feet	of Interest	Function
Detroit Gear & Axle Detroit, MI	1,795,000	Owned	Rear and front axles
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Rear axles and steering linkages
Three Rivers Driveline Three Rivers, MI	850,000	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Guanajuato Gear & Axle Guanajuato, Mexico	839,000	Owned	Rear axles and driveshafts and front axles and auxiliary driveshafts
Guanajuato Forge Guanajuato, Mexico	111,000	Owned	Forged products
Scotstoun Plant Glasgow, Scotland	453,000	Leased	Front and rear axles for medium and heavy-duty trucks and buses
Spurrier Plant Lancashire, England	303,000	Leased	Crankshafts and fabricated parts
AAM do Brasil Araucária, Brazil	264,000	Owned	Machining of forged and cast products
Detroit Forge Detroit, MI	710,000	Owned	Forged products
Tonawanda Forge Tonawanda, NY	470,000	Owned	Forged products
Cheektowaga Plant Cheektowaga, NY	116,000	Owned	Machining of forged products
Colfor – Malvern Malvern, OH	234,000	Owned	Forged products
Colfor – Salem Salem, OH	189,000	Owned	Forged products
Colfor – Minerva Minerva, OH	125,000	Owned	Machining of forged products
MSP – Oxford Oxford, MI	125,000	Leased	Forged products
MSP – Centerline Centerline, MI	14,000	Leased	Forged products
Technical Center Rochester Hills, MI	104,000	Owned	R&D, design engineering, metallurgy, testing and validation
Detroit South Campus Detroit, MI	43,000	Owned	Quality Engineering Technical Center, Process Development Center and Safety Training Center
Corporate Headquarters Detroit, MI	219,000	Owned	Executive and administrative offices

Item 3. Legal Proceedings

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Litigation and Environmental Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2004.

Supplemental Item - Executive Officers and Directors of the Registrant

We possess a management team with proven leadership and extensive automotive industry experience. Our executive officers and directors are:

Name	Age	Position
Richard E. Dauch(3)	62	Co-Founder, Chairman of the Board & Chief Executive Officer
Joel D. Robinson	61	Vice Chairman
David C. Dauch	40	Executive Vice President - Commercial & Strategic Development
Yogendra N. Rahangdale	57	Executive Vice President - Operations & Planning
Richard F. Dauch	44	President - Metal Formed Products Division
John J. Bellanti	50	Vice President - Engineering & Chief Technology Officer
Marion A. Cumo, Sr.	62	Vice President - Driveline Division
Thomas O. Delanoy	53	Vice President - Materials Management & Logistics
John E. Jerge	43	Vice President - Human Resources
Patrick S. Lancaster	57	Vice President, Chief Administrative Officer & Secretary
Thomas L. Martin	61	Vice President - Finance & Chief Financial Officer
Allan R. Monich	51	Vice President - Program Management & Launch
Steven J. Proctor	48	Vice President - Sales & Marketing
Alberto L. Satine	48	Vice President - Procurement
Alan L. Shaffer	54	Vice President - Strategic & Business Development
Abdallah F. Shanti	44	Vice President - Information Technology, Electronic Product Integration & Chief Information Officer
Michael K. Simonte	41	Vice President & Treasurer
John S. Sofia	45	Vice President - Quality Assurance & Customer Satisfaction

Elizabeth A. Chappell(2)	47	Director
Forest J. Farmer(1)	64	Director
Richard C. Lappin(1)	60	Director
B.G. Mathis(2)	72	Director
Larry W. McCurdy(3)	69	Director
Larry K. Switzer(3)(a)	61	Director
Thomas K. Walker(1)	64	Director
Dr. Henry T. Yang(2)	64	Director

(1) Class I Director
(2) Class II Director
(3) Class III Director
(a) Appointed to the Board in February, 2005

Richard E. Dauch, age 62, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000. Prior to March 1994, he spent 12 years at Chrysler Corporation. He left Chrysler Corporation in 1991 as Executive Vice President of Worldwide Manufacturing. Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has more than 40 years of experience in the automotive industry. Mr. Dauch has been named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturer’s Association, and the 1999 Michiganian of the Year by The Detroit News. In 2003, he received the Harvard Business School of Michigan Business Statesman Award, the Ernst & Young Entrepreneur of the Year Award, and the Northwood University Outstanding Business Leader Award. Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.). He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages.

Joel D. Robinson, age 61, was appointed Vice Chairman in October 2004. Prior to that, Mr. Robinson served as President & Chief Operating Officer (since January 2001); Executive Vice President - Operations & Chief Operating Officer (since August 1998) and Vice President, Manufacturing (since May 1997). Mr. Robinson joined our Company in March 1994 and has held various other positions including Executive Director of the GMT-800 program and Executive Director, Manufacturing Services. Mr. Robinson began his career in the automotive industry at Ford Motor Company in 1963, where he held a series of technical and manufacturing management positions. Mr. Robinson also worked for American Motors Corporation, serving as Director of Vehicle Assembly, and later, at Chrysler Corporation, where he was responsible for all car body programs. Mr. Robinson has over 40 years of experience in the global automotive industry.

David C. Dauch, age 40, has been Executive Vice President - Commercial & Strategic Development since January 2005. Prior to that, he served as Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager. Mr. Dauch is a member of the Board of Directors of Collins & Aikman. David C. Dauch is a son of Richard E. Dauch.

Yogendra (Yogen) N. Rahangdale, age 57, has been Executive Vice President - Operations & Planning since May 2004. Prior to that, he served as Executive Vice President & Chief Technology Officer (since September 2003); Group Vice President & Chief Technology Officer (since January 2001); Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998) and Director, Corporate Manufacturing Planning (since joining our Company in August 1995). Prior to joining our Company, Mr. Rahangdale spent 12 years with Chrysler Corporation in a variety of positions including Manager, Paint & Energy Management.

Richard F. Dauch, age 44, has been President - Metal Formed Products Division since January 2005. Prior to that, he served as Vice President, Metal Formed Products Division (since May 2004); Vice President, Investor Relations (since September 2003); Vice President, Financial Planning (since September 2002); Vice President, Sales and Marketing (since January 2002); Vice President, Sales (since January 2001); Vice President, Manufacturing - Driveline Division (since July 1999); Vice President, Manufacturing (since August 1998); Director, Strategic and Capacity Planning (since February 1998) and Plant Manager, Detroit Gear & Axle Plant (since May 1996). Mr. Dauch joined our Company in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining our Company, Mr. Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from July 1992. Prior to his automotive career, Mr. Dauch served in the U.S. Army for eleven years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

John J. Bellanti, age 50, has been Vice President - Engineering & Chief Technology Officer since May 2004. Prior to that, he served as Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994). Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager. Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Marion A. Cumo, Sr., age 62, has been Vice President - Driveline Division since May 2004. Prior to that, he served as Vice President, Program Management & Launch (since September 2002); Vice President, Materials Management and Logistics (since May 1996) and Vice President, Quality Assurance and Customer Satisfaction (since joining our Company in March 1994). Prior to joining our Company, Mr. Cumo spent 11 years working as a manufacturing executive at Chrysler Corporation. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler, Mr. Cumo became president of Tri-County Chrysler Products in Peebles/West Union, Ohio, and also worked as an automotive manufacturing consultant. Mr. Cumo began his career at General Motors and has over 38 years experience in the global automotive industry including positions with General Motors, Volkswagen of America and Chrysler.

Thomas O. Delanoy, age 53, has been Vice President - Materials Management & Logistics since October 2004. Prior to that, he served as Executive Director Production Control and Materials Management (since September 2002); Director, Materials Management (since March 2000); Director of Business Integration (since December 1998); Plant Manager, Detroit Forge (since August 1994) and Production Manager (since joining our Company in March 1994). Prior to joining our Company, Mr. Delanoy served at General Motors, Volkswagen of America, and Chrysler Corporation in a variety of production and operations positions.

John E. Jerge, age 43, has been Vice President - Human Resources since September 2004. Prior to that, he served as Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997) and Manufacturing Manager, Buffalo Gear Axle & Linkage (since joining our Company in March 1994). Prior to joining our Company, Mr. Jerge began his automotive career at Chrysler Corporation in 1984 where he progressed through a variety of manufacturing management positions.

Patrick S. Lancaster, age 57, has been Vice President, Chief Administrative Officer & Secretary since September 2003. Prior to that, he served as Group Vice President, Chief Administrative Officer & Secretary (since January 2001); Vice President and Secretary (since March 2000); Vice President, General Counsel and Secretary (since November 1997) and General Counsel and Secretary (since June 1994). Mr. Lancaster is a member of the State Bar of Michigan.

Thomas L. Martin, age 61, has been Vice President - Finance & Chief Financial Officer since joining our Company in June 2004. Prior to that, he served on AAM’s Board of Directors and was a member of the Board’s Audit Committee (since February 2004). Prior to joining our Company, Mr. Martin served in various financial positions at DaimlerChrysler including Chief Financial Officer and Board member, Chrysler de Mexico; Chief Financial Officer, Chrysler International - Europe; Controller, Chrysler de Mexico and Director, Core Process Implementation. In addition, he served as Controller, Service & Parts Division and Financial Manager for Manufacturing, Engineering, Program Management, Design, Procurement & Supply, Chrysler Financial and Corporate Staffs. Mr. Martin has over 36 years of experience in the global automotive industry.

Allan R. Monich, age 51, has been Vice President - Program Management & Launch since May 2004. Prior to that, he served as Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994. Prior to joining our Company in March 1994, he worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Steven J. Proctor, age 48, has been Vice President - Sales & Marketing since June 2004. Prior to that, he served as Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Alberto L. Satine, age 48, has been Vice President - Procurement since January 2005. Prior to that, he served as Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin and South American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana’s Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Alan L. Shaffer, age 54, has been Vice President - Strategic & Business Development since September 2003. Prior to that, he served as Senior Vice President, Sales, Marketing & Strategic Planning (since September 2002) and Vice President, Manufacturing Services since joining our Company in October 2000. Prior to joining our Company, Mr. Shaffer was Executive Vice President of Eventory, Inc. in Bedford, Massachusetts since February 2000 and served as Group Vice President, Metalworking Technologies at Milacron, Inc. since 1986.

Abdallah F. Shanti, age 44, has been Vice President - Information Technology, Electronic Product Integration & Chief Information Officer since January 2005. Prior to that, he served as Vice President, Procurement, Information Technology & Chief Information Officer (since September 2002) and Executive Director, Information Technology & Chief Information Officer (since joining our Company in December 1999). Prior to joining our Company, Mr. Shanti served as Vice President, Global Information Technology at LucasVarity PLC. Mr. Shanti began his career with GM/Electronic Data Systems Corporation in 1984 where he served in a variety of information technology leadership roles providing services for automotive and manufacturing corporations. He has over 20 years of experience in the global automotive industry including positions with General Motors, where he most recently served as General Director, Systems Engineering; LucasVarity PLC; Perot Systems Corporation and GM/Electronic Data Systems Corporation.

Michael K. Simonte, age 41, has been Vice President & Treasurer since May 2004. Prior to that, he served as Treasurer (since September 2002) and Director, Corporate Finance (since joining our Company in December 1998). Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

John S. Sofia, age 45, has been Vice President - Quality Assurance & Customer Satisfaction since October 2004. Prior to that, he served as Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager, (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation in a variety of manufacturing and engineering positions.

The business experience of our Board of Directors is incorporated by reference from the information in the sections entitled “Nominees for Directors” and “Returning Members of the Board of Directors” in our Proxy Statement.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol “AXL.”

Holders and High and Low Sales Prices

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Notes to Consolidated Financial Statements, Note 14 - Unaudited Quarterly Financial and Market Data.”

Dividends

In April 2004, AAM’s Board of Directors declared our first quarterly cash dividend as a public company of $0.15 per share. As of December 31, 2004, we have paid $23.0 million to stockholders of record under the quarterly cash dividend program. On an annualized basis, the dividend payout is $0.60 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans is incorporated by reference from the information in the section entitled “Report of the Compensation Committee on Executive Compensation” in our Proxy Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2004, our Board of Directors approved a stock repurchase program under which we were able to repurchase up to 2.5 million shares of our common stock in the open market or in privately negotiated transactions from time to time over the next two years. In July 2004, the remaining 325,900 shares of our common stock were repurchased under the stock repurchase program in open market transactions pursuant to Rule 10b-18.

In August 2004, our Board of Directors approved an additional 3.0 million shares for repurchase under the stock repurchase program, bringing the aggregate program total to 5.5 million shares.

The following table provides information about our equity security repurchases during the year ended December 31, 2004 that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February, 2004	1,591,900	$39.59	1,591,900	908,100
May, 2004	582,200	$35.41	582,200	325,900
July, 2004	325,900	$34.07	325,900	-
August, 2004	799,487	$33.34	799,487	2,200,513
September, 2004	313,040	$30.48	313,040	1,887,473
October, 2004	1,398,000	$28.67	1,398,000	489,473
December, 2004	-	-	-	489,473

Item 6. Selected Financial Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Five Year Financial Summary.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Market Risk.”

Item 8. Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, sections entitled “Financials - Consolidated Financial Statements” and “Financials - Notes to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of December 31, 2004, and (2) no change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding directors is incorporated by reference from the information in the sections entitled “Nominees for Directors,” “Returning Members of the Board of Directors” and “Security Ownership of AAM Directors and Officers and Certain Beneficial Owners” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2005 (Proxy Statement), which is being filed on March 22, 2005.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information in the sections entitled “Report of the Compensation Committee on Executive Compensation” and “Executive Compensation, Retirement Program and Employment and Continuity Agreements” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,283,963	$21.82	5,492,613
Equity compensation plans not approved by security holders	-	-	-
Total	7,283,963	$21.82	5,492,613

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

Item 15. Exhibits and Financial Statement Schedules

          The following documents are filed as a part of this report:

1.	All Financial Statements

Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

The above financial statements are filed as Exhibit 13 to this Form 10-K.

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2004, 2003 and 2002 are filed as part of this Form 10-K.

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

4.02	5.25% Senior Notes due 2014, Indenture, dated as of February 11, 2004, among AAM, Inc., as issuer, the Company, as guarantor, and BNY Midwest Trust Company, as trustee

4.03	Senior Convertible Notes due 2024, Indenture, dated as of February 11, 2004, among the Company, as issuer, AAM, Inc., as guarantor, and BNY Midwest Trust Company, as trustee

Number	Description of Exhibit

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.02	Component Supply Agreement, dated February 28, 1994, between AAM, Inc. and GM
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

++10.04	Amendment No. 2 to Component Supply Agreement, dated February 7, 1996, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.02(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.05	Amended and Restated Memorandum of Understanding (MOU), dated September 2, 1997, between AAM, Inc. and GM
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

++10.07	Agreement dated February 17, 1997, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.05 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.08	Letter dated December 13, 1996, by AAM, Inc.
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

++10.18	Lifetime Program Contract for GMT-325 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.19	Lifetime Program Contract for GMT-330 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.20	Lifetime Program Contract for New M-SUV Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.21	Lifetime Program Contract for GMT-400 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(d) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.22	Lifetime Program Contract for GMT-800 Products, between GM and AAM, Inc.
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

++10.24	Agreement dated as of February 24, 2000, by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)

++10.25	Settlement Agreement dated as of July 28, 2000 by and between AAM, Inc. and GM
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

Number	Description of Exhibit

10.34	Amendment No. 2 to the 1999 American Axle & Manufacturing, Inc. Stock Incentive Plan
(Incorporated by reference to Exhibit 10.04 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2001)

++10.35	Agreement dated as December 21, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

‡10.36	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company, a Delaware corporation and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.37	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
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

10.40	Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004 (Credit Agreement), among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.40 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2003)

10.41	Guarantee Agreement, dated as of January 9, 2004, among the Company, AAM, Inc., the Subsidiary Guarantors and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.41 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

++10.42	Sourcing Letter Agreement dated as of February 26, 2004 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.42 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2004)

++10.43	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

10.44	Forms of Stock Option Agreement under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.44 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

Number	Description of Exhibit

10.45	Forms of Restricted Stock Agreement under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

*10.46	Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers **

*12	Computation of Ratio of Earnings to Fixed Charges

*13
Annual Report to Stockholders for the year ended December 31, 2004, sections entitled “Financials – Management’s Discussion and Analysis,” “Financials – Consolidated Financial Statements,” “Financials – Notes to Consolidated Financial Statements” and “Five Year Financial Summary” **

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

++ Confidentiality Requests Approved by the SEC
‡ Reflects Management or Compensatory Contract
* Filed herewith
** Shown only in the original filed with the Securities and Exchange Commission

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

Date:	March 1, 2005

By:	/s/ Thomas L. Martin
Name:	Thomas L. Martin
Title:	Vice President - Finance
& Chief Financial Officer
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board &	March 1, 2005
Richard E. Dauch	Chief Executive Officer

/s/ Thomas L. Martin	Vice President - Finance &	March 1, 2005
Thomas L. Martin	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	March 1, 2005
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	March 1, 2005
Forest J. Farmer

/s/ Richard C. Lappin	Director	March 1, 2005
Richard C. Lappin

/s/ B.G. Mathis	Director	March 1, 2005
B.G. Mathis

/s/ Larry W. McCurdy	Director	March 1, 2005
Larry W. McCurdy

/s/ Larry K. Switzer	Director	March 1, 2005
Larry K. Switzer

/s/ Thomas K. Walker	Director	March 1, 2005
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	March 1, 2005
Dr. Henry T. Yang

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(In millions)

Year Ended December 31, 2002:
Allowance for doubtful accounts	$12.7	5.2	12.5	(1)	$5.4
Valuation allowance for deferred taxes	31.0	23.4	12.8	(2)	41.6
Inventory valuation allowance	24.5	6.6	8.9	(3)	22.2
LIFO reserve	9.3	1.3	-		10.6

Year Ended December 31, 2003:
Allowance for doubtful accounts	5.4	4.1	6.7	(1)	2.8
Valuation allowance for deferred taxes	41.6	9.2	15.9	(2)	34.9
Inventory valuation allowance	22.2	6.5	13.9	(3)	14.8
LIFO reserve	10.6	-	0.2		10.4

Year Ended December 31, 2004:
Allowance for doubtful accounts	2.8	0.4	0.7	(1)	2.5
Valuation allowance for deferred taxes	34.9	2.8	5.2	(2)	32.5
Inventory valuation allowance	14.8	6.7	8.9	(3)	12.6
LIFO reserve	10.4	3.9	-		14.3

(1) Uncollectible accounts charged off net of recoveries.

(2) Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (principally related to acquired foreign NOLs and capital allowance carryforwards).

(3) Inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

For further information regarding our valuation allowances, see Exhibit 13 to this Form 10-K , Annual Report, section entitled "Financials - Management's Discussion and Analysis."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Axle & Manufacturing Holdings, Inc.:

We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 1, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 1, 2005