Form 10-Q
period 2005-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2005-05-03
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒      No  ☐

As of April 25, 2005, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 50,742,613 shares.

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
    Item 4. Controls and Procedures
PART II. OTHER INFORMATION
     Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Ex. 10.47 Amendment No. 1 to the Credit Agreement dated as of April 12, 2005
Ex. 31.1 Certification - CEO - Rule 13a-14(a)
Ex. 31.2 Certification - CFO - Rule 13a-14(a)
Ex. 32 Section 906 Certifications

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced demand for our customers’ products (particularly light trucks and sport utility vehicles produced by General Motors Corporation and DaimlerChrysler Corporation);

•	reduced purchases of our products by General Motors Corporation, DaimlerChrysler Corporation or other customers;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to attract and retain key associates;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations and fuel costs);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes;

•	other unanticipated events and conditions that hinder our ability to compete.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(In millions, except per share data)

Net sales	$818.9	$952.8

Cost of goods sold	746.6	816.4

Gross profit	72.3	136.4

Selling, general and administrative expenses	46.6	49.5

Operating income	25.7	86.9

Net interest expense	(6.1)	(8.4)

Other income (expense)
Debt refinancing and redemption costs	-	(23.5)
Other, net	0.3	0.7

Income before income taxes	19.9	55.7

Income taxes	6.6	19.2

Net income	$13.3	$36.5

Basic earnings per share	$0.27	$0.69

Diluted earnings per share	$0.26	$0.66

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In millions)
Assets
Current assets
Cash and cash equivalents	$3.3	$14.4
Accounts receivable, net	367.2	334.9
Inventories, net	210.9	196.8
Prepaid expenses and other	49.7	39.1
Deferred income taxes	6.0	7.4
Total current assets	637.1	592.6

Property, plant and equipment, net	1,743.6	1,713.0
Deferred income taxes	8.1	6.8
Goodwill	147.8	147.8
Other assets and deferred charges	75.5	78.6
Total assets	$2,612.1	$2,538.8

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$316.7	$349.3
Trade payable program liability	50.8	49.3
Accrued compensation and benefits	94.0	123.3
Other accrued expenses	57.8	58.6
Total current liabilities	519.3	580.5

Long-term debt	550.6	448.0
Deferred income taxes	116.5	114.5
Postretirement benefits and other long-term liabilities	460.1	440.3
Total liabilities	1,646.5	1,583.3

Stockholders' equity
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	378.3	357.6
Retained earnings	823.8	817.9
Treasury stock at cost, 5.1 million shares in 2005 and 2004	(171.7)	(171.7)
Unearned compensation	(16.7)	-
Accumulated other comprehensive loss, net of tax
Minimum pension liability adjustments	(47.1)	(47.1)
Foreign currency translation adjustments	(1.6)	(2.2)
Unrecognized gain on derivatives	0.1	0.5
Total stockholders' equity	965.6	955.5
Total liabilities and stockholders' equity	$2,612.1	$2,538.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended
	March 31,
	2005	2004
	(In millions)
Operating activities
Net income	$13.3	$36.5
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation and amortization	43.4	41.3
Deferred income taxes	3.3	6.6
Stock-based compensation	0.3	-
Pensions and other postretirement benefits,
net of contributions	17.1	26.8
Loss on retirement of equipment	0.9	1.1
Debt refinancing and redemption costs	-	23.5
Changes in operating assets and liabilities
Accounts receivable	(32.7)	(109.4)
Inventories	(14.4)	2.1
Accounts payable and accrued expenses	(59.6)	(0.7)
Other assets and liabilities	(5.7)	(23.4)
Net cash (used in) provided by operating activities	(34.1)	4.4

Investing activities
Purchases of property, plant and equipment	(74.8)	(46.7)
Net cash used in investing activities	(74.8)	(46.7)

Financing activities
Net borrowings under revolving credit facilities	104.3	20.9
Proceeds from issuance of long-term debt	-	399.7
Redemption of 9.75% Notes	-	(314.6)
Payments of long-term debt and capital lease obligations	(1.2)	(0.7)
Debt issuance costs	-	(9.7)
Employee stock option exercises	2.2	3.1
Dividends paid	(7.4)	-
Purchase of treasury stock	-	(63.0)
Net cash provided by financing activities	97.9	35.7

Effect of exchange rate changes on cash	(0.1)	0.2

Net decrease in cash and cash equivalents	(11.1)	(6.4)

Cash and cash equivalents at beginning of period	14.4	12.4

Cash and cash equivalents at end of period	$3.3	$6.0

Supplemental cash flow information
Interest paid	$11.5	$16.9
Income taxes paid, net of refunds	$5.5	$3.6

See     See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and metal formed products. In addition to locations in the United States (U.S.) (Michigan, New York and Ohio), we also have offices or facilities in Brazil, China, England, Germany, India, Japan, Mexico, Scotland and South Korea.

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

The balance sheet at December 31, 2004 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. Actual results could differ from those estimates.

We have reclassified certain 2004 amounts to conform to the presentation of our 2005 condensed consolidated financial statements.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. INVENTORIES

We state our inventories at the lower of cost or market. The cost of our U.S. inventories is determined principally using the last-in, first-out method (LIFO). The cost of our foreign and indirect inventories is determined principally using the first-in, first-out method (FIFO). We classify indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials. When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts. This policy predominantly affects our accounting for indirect inventories. Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in millions)

Raw materials and work-in-progress	$212.3	$196.1
Finished goods	29.3	27.6
Gross inventories	241.6	223.7
LIFO reserve	(14.7)	(14.3)
Other inventory valuation reserves	(16.0)	(12.6)
Inventories, net	$210.9	$196.8

3. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in millions)

Revolving credit facilities	$70.0	$-
5.25% Notes, net of discount	249.7	249.7
2.00% Convertible Notes	150.0	150.0
Capital lease obligations	3.6	4.2
Uncommitted lines of credit	40.7	-
Foreign credit facilities and other	36.6	44.1
Long-term debt	$550.6	$448.0

On April 12, 2005 our Revolving Credit Facility was amended to extend the term of the agreement and to lower the applicable margin added to the base rate of interest. The Revolving Credit Facility, as amended, provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At March 31, 2005, we had $70.0 million outstanding and $510.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $19.5 million for standby letters of credit issued against the facility. Our current availability under uncommitted lines of credit is $110.0 million.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities and uncommitted lines of credit. We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets. Accordingly, we have classified such amounts as long-term debt.

In February 2004, we issued $250.0 million of 5.25% Senior Notes due February 2014 (5.25% Notes) and $150.0 million of 2.00% Senior Convertible Notes due 2024 (2.00% Convertible Notes) in concurrent private offerings pursuant to Rule 144A of the Securities Act of 1933. We received net proceeds from these offerings of approximately $394.0 million, after deducting discounts and commissions of the initial purchasers and other expenses. We used a portion of the net proceeds to repurchase $63.0 million, or 1.59 million shares, of our common stock in privately negotiated transactions. The remainder of the net proceeds was used to redeem all $300.0 million of the outstanding 9.75% Senior Subordinated Notes due March 2009 (9.75% Notes) at a cost of $314.6 million on March 1, 2004, and for other general corporate purposes. In the first quarter of 2004, we expensed debt refinancing and redemption costs of $23.5 million related to these activities.

The 5.25% Notes are senior unsecured obligations of American Axle & Manufacturing, Inc. (AAM, Inc.) and are fully and unconditionally guaranteed by Holdings. Holdings has no significant assets other than its 100% ownership of AAM, Inc. and no subsidiaries other than AAM, Inc.

The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. At the option of the holder, under certain conditions, these notes are convertible through 2024. The conversion rate is subject to adjustment for certain events, including the payment of dividends, change of control and other events specified in the indenture. In October 2004, we gave notice of our irrevocable election to pay cash for the accreted principal portion of the securities upon conversion.

The weighted-average interest rate of our long-term debt outstanding at March 31, 2005 was 4.8% as compared to 5.3% at December 31, 2004.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Dollars in millions)

Service cost	$8.4	$7.9	$9.6	$10.2
Interest cost	7.9	6.7	7.2	6.7
Expected asset return	(7.6)	(6.6)	-	-
Amortized loss	1.1	1.0	1.0	1.6
Amortized prior service cost	0.8	0.4	(0.2)	-
Other	-	(0.2)	-	-
Net periodic benefit cost	$10.6	$9.2	$17.6	$18.5

In 2005, we expect our pension funding to be in the range of $35.0 million to $40.0 million and our cash outlay for other postretirement benefit obligations to be less than $5.0 million.

5. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended
	March 31,
	2005	2004
	(Dollars in millions)

Net income	$13.3	$36.5
Foreign currency translation adjustments, net of tax	0.6	(0.7)
Unrecognized (loss) gain on derivatives, net of tax	(0.4)	0.3
Comprehensive income	$13.5	$36.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended
	March 31,
	2005	2004
	(In millions, except per share data)
Numerator
Net Income	$13.3	$36.5

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	49.9	52.8

Effect of dilutive securities
Dilutive stock-based compensation	1.2	2.5

Diluted shares outstanding -
Adjusted weighted-average shares after
assumed conversions	51.1	55.3

Basic EPS	$0.27	$0.69

Diluted EPS	$0.26	$0.66

7. STOCK-BASED COMPENSATION

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended
	March 31,
	2005	2004
	(Dollars in millions, except per share data)

Net income, as reported	$13.3	$36.5
Deduct: Total employee stock option expense determined
under the fair value method, net of tax	(3.2)	(4.3)
Pro forma net income	$10.1	$32.2
Basic EPS, as reported	$0.27	$0.69
Basic EPS, pro forma	$0.21	$0.61
Diluted EPS, as reported	$0.26	$0.66
Diluted EPS, pro forma	$0.20	$0.59

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected volatility	41.64%	44.04%
Risk-free interest rate	4.36%	3.70%
Dividend yield	2.25%	None
Expected life of options	7 years	7 years
Weighted average grant-date fair value	$21.58	$19.83

On March 15, 2005, we awarded performance accelerated restricted stock and restricted stock units to our officers and certain associates under our 1999 Stock Incentive Plan, as amended. The performance accelerated restricted stock and restricted stock units are subject to continued employment and a vesting requirement of a minimum of three years contingent upon the satisfaction of future financial performance targets. The total amount of compensation expense associated with the awards has been recorded as unearned compensation and is presented as a separate component of stockholders’ equity. The unearned compensation will be expensed over the vesting period. As of March 31, 2005, approximately $0.3 million of compensation expense has been recorded under these awards. The EPS impact of these awards was not significant for the first quarter of 2005.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” FASB Statement No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured on the fair value of the equity or liability instruments issued. Effective April 14, 2005, the Securities and Exchange Commission issued a new rule that amends the compliance dates for companies to implement the revised statement to the beginning of their next fiscal year after June 15, 2005, which for AAM is January 1, 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2004.

Unless the context otherwise requires, references to "we," "our," "us" or "AAM" shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (Holdings), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (AAM, Inc.), a Delaware corporation, and its direct and indirect subsidiaries. Holdings has no subsidiaries other than AAM, Inc.

COMPANY OVERVIEW

We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline systems and related powertrain components and chassis modules for light trucks, SUVs, passenger cars and crossover vehicles. Driveline systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline and related powertrain products include axles, chassis modules, driveshafts, chassis and steering components, driving heads, crankshafts, transmission parts and metal formed products. In addition to locations in the U.S. (Michigan, New York and Ohio), we also have offices or facilities in Brazil, China, England, Germany, India, Japan, Mexico, Scotland and South Korea.

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 79% of our total net sales in the first quarter of 2005 as compared to 80% for the full-year 2004.

As a result of our Component Supply Agreement (CSA) and Lifetime Program Contracts with GM (LPCs), we are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a LPC. Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We have been successful in competing, and will continue to compete, for future GM business upon the expiration of the LPCs or the CSA.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were 11% of our total net sales in both the first quarter of 2005 and the full-year 2004.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and The Timken Company. In the second quarter of 2005, we will launch independent rear drive axles (IRDAs) and independent front drive axles (IFDAs) for South Korean automaker Ssangyong Motor Corporation.

Price reductions are a common practice in the automotive industry. We sell most of our products under long-term contracts with prices scheduled at the time the contracts are established. Some of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. We do not believe that the price reductions we have committed to our customers will have a material adverse impact on our future operating results, because we intend to continue offsetting such price reductions through purchased material cost reductions and other productivity improvements.

Recent worldwide market conditions have resulted in significant increases in steel and other metallic material prices. We are focused on mitigating the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and technology advancements that will allow us to use less metallic materials in the manufacture of our products.

The majority of our sales contracts with our largest customer provide price adjustment provisions for metal market price fluctuations. Because we do not have such provisions with all of our customers for all of the parts that we sell, we are experiencing higher net costs for raw materials. These escalating prices have come in the form of metal market adjustments, base price increases and surcharges. We also have contracts with our steel suppliers that ensure continuity of supply. Additionally, our validation and testing capabilities enable us to strategically utilize steel sources on a global basis.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net Sales Net sales were $818.9 million in the first quarter of 2005 as compared to $952.8 million in the first quarter of 2004. This 14% decrease in sales in the first quarter of 2005 compares to a 4% decrease in North American (N.A.) light vehicle production, an 18% decrease in GM light truck production and a 17% decrease in Dodge Ram pickup truck production.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,183 in the first quarter of 2005 as compared to $1,182 in the first quarter of 2004. The penetration rate of our 4WD/AWD systems was 63.4% in the first quarter of 2005 as compared to 64.5% in the first quarter of 2004.

Gross Profit Gross profit was $72.3 million in the first quarter of 2005 as compared to $136.4 million in the first quarter of 2004. Gross margin was 8.8% in the first quarter of 2005 as compared to 14.3% in the first quarter of 2004. Our gross profit in the first quarter of 2005 includes the favorable impact related to voluntary separation programs executed in 2004. However, these gains were more than offset by lower production volumes and increased metal market costs absorbed by our company in the first quarter of 2005 as compared to the first quarter of 2004. In the first quarter of 2004, a temporary work stoppage at six of our North American manufacturing facilities adversely impacted gross profit by $5.2 million.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $46.6 million or 5.7% of net sales in the first quarter of 2005 as compared to $49.5 million or 5.2% of net sales in the first quarter of 2004. The decrease in SG&A was primarily the result of lower profit sharing expense due to lower profits. R&D increased 4.1% to $17.6 million in the first quarter of 2005 as compared to $16.9 million in the first quarter of 2004.

Operating Income Operating income was $25.7 million in the first quarter of 2005 as compared to $86.9 million in the first quarter of 2004. Operating margin was 3.1% in the first quarter of 2005 as compared to 9.1% in the first quarter of 2004. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense decreased 27% to $6.1 million in the first quarter of 2005 as compared to $8.4 million in the first quarter of 2004. The decrease in interest expense was principally due to lower interest rates resulting from our debt refinancing activities in the first quarter of 2004.

Debt Refinancing and Redemption Costs Debt refinancing and redemption costs expensed in the first quarter of 2004 were $23.5 million. The details of the debt refinancing and redemption costs are more fully explained in the section entitled “Liquidity and Capital Resources - Financing Activities.”

Income Tax Expense Income tax expense was $6.6 million in the first quarter of 2005 as compared to $19.2 million in the first quarter of 2004. Our effective income tax rate was 33.0% in the first quarter of 2005, 34.5% in the first quarter of 2004 and 32.4% for the full-year 2004.

Net Income and Earnings Per Share (EPS) Net income was $13.3 million in the first quarter of 2005 as compared to $36.5 million in the first quarter of 2004. Diluted earnings per share were $0.26 in the first quarter of 2005 as compared to $0.66 in the first quarter of 2004.  Net income and EPS for the first quarter of 2005 and 2004 were primarily impacted by the factors discussed in Gross Profit and SG&A. Additionally, in the first quarter of 2004, net income and EPS include the impact of a one-time charge related to debt refinancing and redemption costs of $15.4 million, net of tax ($23.5 million before tax).

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $69.6 million in the first quarter of 2005 as compared to $105.6 million in the first quarter of 2004.  EBITDA for the first quarter of 2005 and 2004 was primarily impacted by the factors discussed in Gross Profit and SG&A.  Additionally, in the first quarter of 2004, EBITDA includes the impact of a one-time charge of $23.5 million related to debt refinancing and redemption costs.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, working capital investments and our quarterly cash dividend program. We believe that operating cash flow and borrowings under our Revolving Credit Facility will be sufficient to meet these needs in the foreseeable future.

Operating Activities Net cash used in operating activities was $34.1 million in the first quarter of 2005 as compared to net cash provided by operating activities of $4.4 million in the first quarter of 2004. The primary factors impacting cash flow in the first quarter of 2005 as compared to the first quarter of 2004 were:

•	Lower net income;

•	Lower profit sharing payout;

•	Increased accounts receivable primarily due to steel and other metallic material prices;

•
Increased inventory due to the launch preparation of several new product programs, increased steel costs, steel purchases in advance of usage needs to protect continuity of supply, and increased in-transit inventory levels for our global sourcing initiatives;

•
Lump-sum payments of $8.3 million made in lieu of base wage increases in the first quarter of 2005 and lump-sum payments of $36.3 million made in the first quarter of 2004 relating to the future service of our hourly associates in accordance with collective bargaining agreements with unions that represent our hourly associates at six of our locations in the U.S.; and

•	Payments totaling $10.0 million in the first quarter of 2005 in connection with a voluntary separation program established with the UAW.

Pension and postretirement benefit obligations The net cash impact of our pension and postretirement benefit plans was $17.1 million in the first quarter of 2005 as compared to $26.8 million in the first quarter of 2004. This change primarily reflects a timing difference of the amounts funded in the first quarter of 2005 as compared to the first quarter of 2004. We expect our pension funding in 2005 to be in the range of $35.0 million to $40.0 million and our cash outlay for other postretirement benefit obligations to be less than $5.0 million in 2005.

Allowances Our accounts receivable allowances were $2.4 million at March 31, 2005 as compared to $2.5 million at year-end 2004. Our inventory valuation allowances were $16.0 million at March 31, 2005 as compared to $12.6 million at year-end 2004. The change in our inventory valuation allowances was primarily due to increased reserves for excess and obsolete inventory.

Investing Activities Capital expenditures were $74.8 million in the first quarter of 2005 as compared to $46.7 million in the first quarter of 2004. We expect our capital spending in 2005 to be in the range of $260.0 million to $280.0 million supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs. Other major capital projects expected in 2005 include expenditures for the 2005 launch of IRDAs and IFDAs to support our lifetime production contract for new business with South Korean automaker Ssangyong Motor Corporation and the expansion and increased capacity of our Guanajuato Gear & Axle manufacturing facility. We are also adding equipment and capacity to make an electronic vehicle stability and enhancement system standard in the axles for GM’s full-size and mid-size SUVs. Additionally, we expect to have expenditures in 2005 for new business to provide precision machined transmission components for a major OEM in North America and Europe.

Net Operating Cash Flow and Free Cash Flow For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities Net cash provided by financing activities was $97.9 million in the first quarter of 2005 as compared to $35.7 million in the first quarter of 2004. Total long-term debt outstanding increased $102.6 million in the first quarter of 2005 to $550.6 million as compared to $448.0 million at year-end 2004 primarily due to seasonal adjustments in working capital investments and increased capital expenditures. We paid dividends of $7.4 million to our stockholders in the first quarter of 2005. Our dividend program was initiated in the second quarter of 2004.

At March 31, 2005, we had $70.0 million outstanding and $510.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $19.5 million for standby letters of credit issued against the facility. Our current availability under uncommitted lines of credit is $110.0 million.

In February 2004, we issued $250.0 million of 5.25% Notes and $150.0 million of 2.00% Convertible Notes in concurrent private offerings pursuant to Rule 144A of the Securities Act of 1933. We received net proceeds from these offerings of approximately $394.0 million, after deducting discounts and commissions of the initial purchasers and other expenses. We used a portion of the net proceeds to repurchase $63.0 million, or 1.59 million shares, of our common stock in privately negotiated transactions. The remainder of the net proceeds was used to redeem all $300.0 million of the outstanding 9.75% Notes at a cost of $314.6 million on March 1, 2004, and for other general corporate purposes. In the first quarter of 2004, we expensed debt refinancing and redemption costs of $23.5 million related to these activities.

The weighted-average interest rate of our long-term debt outstanding in the first quarter of 2005 was 5.2% as compared to 4.8% for the year ended December 31, 2004.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first quarter of 2005, and we do not expect such expenditures to have a material adverse impact in our financial condition, results of operations or cash flows for the remainder of 2005.

EFFECT OF NEW ACCOUNTING STANDARDS

FASB Statement No. 123 (revised 2004) In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” FASB Statement No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured on the fair value of the equity or liability instruments issued. Effective April 14, 2005, the Securities and Exchange Commission issued a new rule that amends the compliance dates for companies to implement the revised statement to the beginning of their next fiscal year after June 15, 2005, which for AAM is January 1, 2006.

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three months ended March 31, 2005 and 2004 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measures differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended
	March 31,
	2005	2004
	(Dollars in millions)

Net income	$13.3	$36.5
Interest expense	6.3	8.6
Income taxes	6.6	19.2
Depreciation and amortization	43.4	41.3
EBITDA	$69.6	$105.6

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

Net Operating Cash Flow and Free Cash Flow

	Three months ended
	March 31,
	2005	2004
	(Dollars in millions)

Net cash (used in) provided by operating activities	$(34.1)	$4.4
Less: Purchases of property, plant and equipment	74.8	46.7
Net operating cash flow	(108.9)	(42.3)
Less: Dividends paid	7.4	-
Free cash flow	$(116.3)	$(42.3)

  We believe net operating cash flow and free cash flow are meaningful measures as they are commonly utilized by management and investors to assess our ability to generate cash flow from business operations to repay debt and return capital to our stockholders. Net operating cash flow is also a key metric used in our calculation of incentive compensation.

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

Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Euro, Mexican Peso, Pound Sterling, Brazilian Real and Canadian Dollar. At March 31, 2005, we had currency forward contracts with a notional amount of $24.2 million outstanding.

Future business operations and opportunities, including the expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks by utilizing local currency funding of these expansions and various types of foreign exchange contracts.

Interest Rate Risk We are exposed to variable interest rates on certain credit facilities. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 20.8% of our weighted-average interest rate at March 31, 2005) on our long-term debt outstanding at March 31, 2005 would be approximately $1.5 million on an annualized basis.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of March 31, 2005, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Thomas L. Martin
Vice President - Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
May 3, 2005

EXHIBIT INDEX

Number	Description of Exhibit

*10.47	Amendment No. 1 to the Credit Agreement dated as of April 12, 2005**

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Thomas L. Martin, Vice President - Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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