Form 10-Q
period 2005-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2005-07-29
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 25, 2005, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 50,834,622 shares.

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
SIGNATURES
EXHIBIT INDEX
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions, except per share data)

Net sales	$867.7	$929.6	$1,686.6	$1,882.4

Cost of goods sold	782.3	796.2	1,528.9	1,612.6

Gross profit	85.4	133.4	157.7	269.8

Selling, general and administrative expenses	49.0	44.2	95.6	93.7

Operating income	36.4	89.2	62.1	176.1

Net interest expense	(6.6)	(5.9)	(12.7)	(14.3)

Other income (expense)
Debt refinancing and redemption costs	-	-	-	(23.5)
Other, net	(1.7)	1.2	(1.4)	1.9

Income before income taxes	28.1	84.5	48.0	140.2

Income taxes	9.2	29.2	15.8	48.4

Net income	$18.9	$55.3	$32.2	$91.8

Basic earnings per share	$0.38	$1.06	$0.64	$1.75

Diluted earnings per share	$0.37	$1.02	$0.63	$1.68

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions)
Assets
Current assets
Cash and cash equivalents	$5.6	$14.4
Accounts receivable, net	417.3	334.9
Inventories, net	211.8	196.8
Prepaid expenses and other	45.2	39.1
Deferred income taxes	6.8	7.4
Total current assets	686.7	592.6

Property, plant and equipment, net	1,790.9	1,713.0
Deferred income taxes	8.7	6.8
Goodwill	147.8	147.8
Other assets and deferred charges	75.2	78.6
Total assets	$2,709.3	$2,538.8

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$349.5	$349.3
Trade payable program liability	49.5	49.3
Accrued compensation and benefits	116.8	123.3
Other accrued expenses	52.4	58.6
Total current liabilities	568.2	580.5

Long-term debt	560.6	448.0
Deferred income taxes	116.0	114.5
Postretirement benefits and other long-term liabilities	476.8	440.3
Total liabilities	1,721.6	1,583.3

Stockholders' equity
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	380.1	357.6
Retained earnings	835.1	817.9
Treasury stock at cost, 5.1 million shares in 2005 and 2004	(171.7)	(171.7)
Unearned compensation	(14.6)	-
Accumulated other comprehensive loss, net of tax
Minimum pension liability adjustments	(47.1)	(47.1)
Foreign currency translation adjustments	5.5	(2.2)
Unrecognized (loss) gain on derivatives	(0.1)	0.5
Total stockholders' equity	987.7	955.5
Total liabilities and stockholders' equity	$2,709.3	$2,538.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,
	2005	2004
	(In millions)
Operating activities
Net income	$32.2	$91.8
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	88.8	82.0
Deferred income taxes	1.7	15.0
Stock-based compensation	1.8	-
Pensions and other postretirement benefits, net of contributions	33.2	32.4
Loss on retirement of equipment	1.6	1.4
Debt refinancing and redemption costs	-	23.5
Changes in operating assets and liabilities
Accounts receivable	(82.7)	(65.3)
Inventories	(14.9)	(4.3)
Accounts payable and accrued expenses	(3.7)	(29.1)
Other assets and liabilities	(5.6)	(23.3)
Net cash provided by operating activities	52.4	124.1

Investing activities
Purchases of property, plant and equipment	(161.2)	(95.7)
Net cash used in investing activities	(161.2)	(95.7)

Financing activities
Net borrowings under revolving credit facilities	115.1	(27.4)
Proceeds from issuance of long-term debt	-	399.7
Redemption of 9.75% Notes	-	(314.6)
Payments of long-term debt and capital lease obligations	(3.4)	(1.4)
Debt issuance costs	-	(9.7)
Employee stock option exercises	3.4	10.3
Dividends paid	(15.0)	(7.8)
Purchase of treasury stock	-	(83.7)
Net cash provided by (used in) financing activities	100.1	(34.6)

Effect of exchange rate changes on cash	(0.1)	0.4

Net decrease in cash and cash equivalents	(8.8)	(5.8)

Cash and cash equivalents at beginning of period	14.4	12.4

Cash and cash equivalents at end of period	$5.6	$6.6

Supplemental cash flow information
Interest paid	$15.3	$20.5
Income taxes paid, net of refunds	$22.3	$22.4

    See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

	June 30,	December 31,
	2005	2004
	(Dollars in millions)

Raw materials and work-in-progress	$217.4	$196.1
Finished goods	27.0	27.6
Gross inventories	244.4	223.7
LIFO reserve	(14.8)	(14.3)
Other inventory valuation reserves	(17.8)	(12.6)
Inventories, net	$211.8	$196.8

3. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in millions)

Revolving credit facilities	$135.0	$-
5.25% Notes, net of discount	249.6	249.7
2.00% Convertible Notes	150.0	150.0
Capital lease obligations	3.0	4.2
Foreign credit facilities and other	23.0	44.1
Long-term debt	$560.6	$448.0

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. At June 30, 2005, we had $135.0 million outstanding and $445.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $19.5 million for standby letters of credit issued against the facility. At June 30, 2005 our availability under uncommitted lines of credit was $110.0 million.

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

The weighted-average interest rate of our long-term debt outstanding at June 30, 2005 was 4.7% as compared to 5.3% at December 31, 2004.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)

Service cost	$8.4	$8.0	$16.8	$15.9
Interest cost	7.9	6.9	15.8	13.6
Expected asset return	(7.6)	(6.6)	(15.2)	(13.2)
Amortized loss	1.1	1.0	2.2	2.0
Amortized prior service cost	0.8	0.5	1.6	0.9
Other	-	-	-	(0.2)
Net periodic benefit cost	$10.6	$9.8	$21.2	$19.0

	Other Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)

Service cost	$9.5	$9.7	$19.1	$19.9
Interest cost	7.2	6.3	14.4	13.0
Amortized loss	1.0	1.3	2.0	2.9
Amortized prior service cost	(0.2)	(0.1)	(0.4)	(0.1)
Net periodic benefit cost	$17.5	$17.2	$35.1	$35.7

In 2005, we expect our pension funding to be in the range of $35.0 million to $40.0 million and our cash outlay for other postretirement benefit obligations to be approximately $5.0 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)

Net income	$18.9	$55.3	$32.2	$91.8
Foreign currency translation adjustments, net of tax	7.1	(2.1)	7.7	(2.8)
Unrecognized gain (loss) on derivatives, net of tax	(0.2)	0.1	(0.6)	0.4
Comprehensive income	$25.8	$53.3	$39.3	$89.4

6. EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions, except per share data)

Numerator
Net income	$18.9	$55.3	$32.2	$91.8

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	50.1	52.2	50.0	52.4

Effect of dilutive securities
Dilutive stock-based compensation	0.8	2.1	0.9	2.2

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	50.9	54.3	50.9	54.6

Basic EPS	$0.38	$1.06	$0.64	$1.75

Diluted EPS	$0.37	$1.02	$0.63	$1.68

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

Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions, except per share data)

Net income, as reported	$18.9	$55.3	$32.2	$91.8
Deduct: Total employee stock option expense
determined under the fair value method, net of tax	(3.1)	(3.7)	(6.3)	(8.0)
Pro forma net income	$15.8	$51.6	$25.9	$83.8
Basic EPS, as reported	$0.38	$1.06	$0.64	$1.75
Basic EPS, pro forma	$0.32	$0.99	$0.52	$1.60
Diluted EPS, as reported	$0.37	$1.02	$0.63	$1.68
Diluted EPS, pro forma	$0.32	$0.96	$0.51	$1.55

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected volatility	41.64%	44.04%
Risk-free interest rate	4.36%	3.70%
Dividend yield	2.25%	None
Expected life of option	7 years	7 years
Weighted average grant-date fair value	$21.58	$19.83

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2005, we awarded performance accelerated restricted stock and restricted stock units under our 1999 Stock Incentive Plan, as amended. The total amount of compensation expense associated with the awards has been recorded as unearned compensation and is presented as a separate component of stockholders’ equity. The unearned compensation will be expensed over the minimum vesting period of three years. As of June 30, 2005, approximately $1.8 million pre-tax of compensation expense has been recorded under these awards. The EPS impact of these awards was not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

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

8. LABOR RELATIONS

In June 2005, we recognized a pre-tax charge of $8.9 million related to lump-sum voluntary separation payments accepted by 162 hourly associates terminating their employment with AAM.  In the first half of 2004, we recognized a pre-tax charge of $12.7 million related to a similar voluntary separation program accepted by nearly 250 hourly associates terminating their employment with AAM.

During the second quarter of 2005, new collective bargaining agreements with associates represented by the UAW at MSP and Colfor were ratified. Approximately 700 associates at MSP and Colfor are represented by these agreements that expire April 17, 2009 and June 2, 2010, respectively.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 79% of our total net sales in the first half of 2005 as compared to 80% for the full-year 2004.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were 11% of our total net sales in the first half of 2005 and for the full-year 2004.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and The Timken Company. In the second quarter of 2005, we launched a program supporting independent rear drive axles (IRDAs) for South Korean automaker Ssangyong Motor Corporation.

.
Price reductions are a common practice in the automotive industry. We sell most of our products under long-term contracts with prices scheduled at the time the contracts are established. Some of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. We do not believe that the price reductions we have committed to our customers will have a material adverse impact on our future operating results, because we intend to continue offsetting such price reductions through productivity improvements.

Recent worldwide market conditions have resulted in significant increases in steel and other metallic material prices. We are focused on mitigating the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and process technology advancements that will allow us to use less metallic materials in the manufacture of our products.

The majority of our sales contracts with our largest customer provide price adjustment provisions for metal market price fluctuations. Because we do not have such provisions with all of our customers for all of the parts that we sell, we are experiencing higher net costs for raw materials. These escalating prices have come in the form of metal market adjustments, base price increases and surcharges. We have contracts with our steel suppliers that ensure continuity of supply and our validation and testing capabilities enable us to strategically utilize steel sources on a global basis.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net Sales Net sales were $867.7 million in the second quarter of 2005 as compared to $929.6 million in the second quarter of 2004. This 6.7% decrease in sales in the second quarter of 2005 compares to a 1% decrease in North American (N.A.) light vehicle production, an 8% decrease in GM light truck production and an estimated 5% decrease in Dodge Ram heavy-duty pickup truck production. Sales were positively impacted by price adjustments under steel and other metallic material price fluctuation provisions in our contracts with our customers. However, this increase was more than offset by the impact of our customers’ lower production volumes.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,185 in the second quarter of 2005 as compared to $1,162 in the second quarter of 2004. The penetration rate of our 4WD/AWD systems was 61.8% in the second quarter of 2005 as compared to 60.4% in the second quarter of 2004. Price adjustments under steel and other metallic material price fluctuation provisions in our contracts with our customers, mix shifts favoring 4WD/AWD versions of mid-size light truck products, including the all new 2006 HUMMER H3, and higher production volumes of our largest axles supporting heavy-duty versions of the full-size pickup truck programs were the primary drivers of content growth in the quarter.

Gross Profit  Gross profit was $85.4 million in the second quarter of 2005 as compared to $133.4 million in the second quarter of 2004.  Gross margin was 9.8% in the second quarter of 2005 as compared to 14.4% in the second quarter of 2004. Our gross profit in the second quarter of 2005 includes the favorable impact related to voluntary separation programs executed in 2004.  However, these savings were more than offset by lower production volumes, increased material costs and costs supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs in the second quarter of 2005 as compared to the second quarter of 2004.

In the second quarter of 2005, we also recognized a pre-tax charge of $8.9 million related to lump-sum voluntary separation payments accepted by 162 hourly associates terminating their employment with AAM. In the second quarter of 2004, we recognized a pre-tax charge of $12.5 million related to a similar voluntary separation program accepted by nearly 250 hourly associates. The associated labor cost savings from our voluntary separation programs are typically recovered within one year.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $49.0 million or 5.6% of net sales in the second quarter of 2005 as compared to $44.2 million or 4.8% of net sales in the second quarter of 2004.  R&D increased nearly 12% to $18.9 million in the second quarter of 2005 as compared to $16.9 million in the second quarter of 2004.  In addition to higher R&D spending, SG&A reflects stock-based compensation expense and higher costs incurred to support our strategic growth initiatives in other countries in the second quarter of 2005 as compared to the second quarter of 2004.

Operating Income  Operating income was $36.4 million in the second quarter of 2005 as compared to $89.2 million in the second quarter of 2004.  Operating margin was 4.2% in the second quarter of 2005 as compared to 9.6% in the second quarter of 2004.  The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense  Net interest expense increased 12% to $6.6 million in the second quarter of 2005 as compared to $5.9 million in the second quarter of 2004.  The increase in interest expense was principally due to higher debt levels and an increase in market interest rates.

Income Tax Expense  Income tax expense was $9.2 million in the second quarter of 2005 as compared to $29.2 million in the second quarter of 2004.  Our effective income tax rate was 33.0% in the second quarter of 2005, 34.5% in the second quarter of 2004 and 32.4% for the full-year 2004.

Net Income and Earnings Per Share (EPS) Net income was $18.9 million in the second quarter of 2005 as compared to $55.3 million in the second quarter of 2004. Diluted earnings per share were $0.37 in the second quarter of 2005 as compared to $1.02 in the second quarter of 2004. Net income and EPS for the second quarter of 2005 and 2004 were primarily impacted by the factors discussed in Gross Profit and SG&A.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $80.1 million in the second quarter of 2005 as compared to $131.2 million in the second quarter of 2004. EBITDA for the second quarter of 2005 and 2004 was primarily impacted by the factors discussed in Gross Profit and SG&A.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net Sales Net sales were $1,686.6 million in the first half of 2005 as compared to $1,882.4 million in the first half of 2004. This 10.4% decrease in sales in the first half of 2005 compares to a 3% decrease in N.A. light vehicle production, a 13% decrease in GM light truck production and an estimated 10% decrease in Dodge Ram heavy-duty pickup truck production. Sales were positively impacted by price adjustments under steel and other metallic material price fluctuation provisions in our contracts with our customers.  However, this increase was more than offset by the impact of our customers’ lower production volumes.

Our content-per-vehicle was $1,184 in the first half of 2005 as compared to $1,172 in the first half of 2004. The penetration rate of our 4WD/AWD systems increased to 62.6% in the first half of 2005 as compared to 62.5% in the first half of 2004. Price adjustments under steel and other metallic material price fluctuation provisions in our contracts with our customers, mix shifts favoring 4WD/AWD versions of mid-size light truck products, including the all new 2006 HUMMER H3, and higher production volumes of our largest axles supporting heavy-duty versions of the full-size pickup truck programs were the primary drivers of content growth in the quarter.

Gross Profit Gross profit was $157.7 million in the first half of 2005 as compared to $269.8 million in the first half of 2004. Gross margin was 9.4% of sales in the first half of 2005 as compared to 14.3% in the first half of 2004. Our gross profit in the first half of 2005 includes the favorable impact related to voluntary separation programs executed in 2004. However, these savings were more than offset by lower production volumes, increased material costs and costs supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs in the first half of 2005 as compared to the first half of 2004.

In the first half of 2005, we also recognized a pre-tax charge of $8.9 million related to lump-sum voluntary separation payments accepted by 162 hourly associates terminating their employment with AAM.  In the first half of 2004, we recognized a pre-tax charge of $12.7 million related to a similar voluntary separation program accepted by nearly 250 hourly associates. The associated labor cost savings from our voluntary separation programs are typically recovered within one year.

In the first half of 2004, a temporary work stoppage at six of our North American manufacturing facilities adversely impacted our gross profit by $5.2 million.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $95.6 million or 5.7% of net sales in the first half of 2005 as compared to $93.7 million or 5.0% of net sales in the first half of 2004.

R&D increased 8.0% to $36.5 million in the first half of 2005 as compared to $33.8 million in the first half of 2004.  In addition to higher R&D spending, SG&A reflects stock-based compensation expense and higher costs incurred to support our strategic growth initiatives in other countries partially offset by lower profit sharing expense as a result of lower earnings.

Operating Income Operating income was $62.1 million in the first half of 2005 as compared to $176.1 million in the first half of 2004. Operating margin was 3.7% in the first half of 2005 as compared to 9.4% in the first half of 2004. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense decreased 11.2% to $12.7 million in the first half of 2005 as compared to $14.3 million in the first half of 2004. Interest expense decreased due to the favorable impact of our debt refinancing activities in the first quarter of 2004 partially offset by higher average outstanding borrowings and an increase in market interest rates.

Debt Refinancing and Redemption Costs Debt refinancing and redemption costs expensed in the first quarter of 2004 were $23.5 million. The details of the debt refinancing and redemption costs are more fully explained in the section entitled “Liquidity and Capital Resources - Financing Activities.”

Income Tax Expense Income tax expense was $15.8 million in the first half of 2005 as compared to $48.4 million in the first half of 2004. Our effective income tax rate was 33.0% in the first half of 2005, 34.5% in the first half of 2004 and 32.4% for the full-year 2004.

Net Income and Earnings Per Share (EPS) Net income was $32.2 million in the first half of 2005 as compared to $91.8 million in the first half of 2004. Diluted earnings per share were $0.63 in the first half of 2005 as compared to $1.68 in the first half of 2004. Net income and EPS for the first half of 2005 and 2004 were primarily impacted by the factors discussed in Gross Profit and SG&A. Additionally, in the first half of 2004, net income and EPS include the impact of a one-time charge related to debt refinancing and redemption costs of $15.4 million, net of tax ($23.5 million before tax).

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $149.7 million in the first half of 2005 as compared to $236.8 million in the first half of 2004. EBITDA for the first half of 2005 and 2004 were primarily impacted by the factors discussed in Gross Profit and SG&A. Additionally, in the first half of 2004, EBITDA includes the impact of a one-time charge of $23.5 million related to debt refinancing and redemption costs.

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

Operating Activities Net cash provided by operating activities was $52.4 million in the first half of 2005 as compared to $124.1 million in the first half of 2004. The primary factors impacting cash flow in the first half of 2005 as compared to the first half of 2004 were:

•	Lower net income;

•	Lower profit sharing payout;

•	Increased accounts receivable related to billings for steel and other metallic material price adjustments;

•	Increased inventory due to the launch preparation for several new product programs and higher material costs;

•
Lump-sum payments of $11.3 million made in the first half of 2005 and $37.5 million made in the first half of 2004 relating to the future service of our hourly associates in accordance with collective bargaining agreements with unions that represent our hourly associates at our U.S. locations;

Deferred income taxes Deferred income taxes were $1.7 million in the first half of 2005 as compared to $15.0 million in the first half of 2004. Our operating cash flow in the first half of 2005 primarily reflects the impact of the timing of the deductibility of our postretirement benefit obligations for tax purposes and the utilization of federal tax credit carryovers, partially offset by the reduction of our long-term deferred tax liability related to the cumulative difference between book and tax depreciation.

Pension and postretirement benefit obligations The net operating cash flow related to our pension and postretirement benefit plans was $33.2 million in the first half of 2005 as compared to $32.4 million in the first half of 2004. We expect our pension funding in 2005 to be in the range of $35.0 million to $40.0 million and our cash outlay for other postretirement benefit obligations to be approximately $5.0 million in 2005.

Allowances Our accounts receivable allowances were $2.1 million at June 30, 2005 as compared to $2.5 million at year-end 2004. Our inventory valuation allowances were $17.8 million at June 30, 2005 as compared to $12.6 million at year-end 2004. The change in our inventory valuation allowances was primarily due to increased reserves for excess and obsolete inventories.

Investing Activities Capital expenditures were $161.2 million in the first half of 2005 as compared to $95.7 million in the first half of 2004. We expect our capital spending in 2005 to be in the range of $260.0 million to $280.0 million supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs. Other major capital projects in 2005 include expenditures for the 2005 launch of IRDAs supporting our lifetime production contract for new business with South Korean automaker Ssangyong Motor Corporation and the expansion and increased capacity of our Guanajuato, Mexico manufacturing complex. We are also adding equipment and capacity to make an electronic vehicle stability and enhancement system standard in the axles for GM’s full-size and mid-size SUVs. Additionally, we expect to have expenditures in 2005 for new business to provide precision machined transmission components for a major OEM in North America and Europe.

Net Operating Cash Flow and Free Cash Flow For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities Net cash provided by financing activities was $100.1 million in the first half of 2005 as compared to net cash used in financing activities of $34.6 million in the first half of 2004. Total long-term debt outstanding increased $112.6 million in the first half of 2005 to $560.6 million as compared to $448.0 million at year-end 2004 primarily due to seasonal adjustments in working capital investments and increased capital expenditures. We paid dividends of $15.0 million to our stockholders in the first half of 2005 and $7.8 million in the first half of 2004. Our dividend program was initiated in the second quarter of 2004.

At June 30, 2005, we had $135.0 million outstanding and $445.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $19.5 million for standby letters of credit issued against the facility. At June 30, 2005, our availability under uncommitted lines of credit was $110.0 million.

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

The weighted-average interest rate of our long-term debt outstanding was 4.8% for the first half of 2005 and the year ended December 31, 2004.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first half of 2005, and we do not expect such expenditures to be significant for the remainder of 2005.

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

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three and six months ended June 30, 2005 and 2004 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measures differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)

Net income	$18.9	$55.3	$32.2	$91.8
Interest expense	6.6	6.0	12.9	14.6
Income taxes	9.2	29.2	15.8	48.4
Depreciation and amortization	45.4	40.7	88.8	82.0
EBITDA	$80.1	$131.2	$149.7	$236.8

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

Net Operating Cash Flow and Free Cash Flow

	Six months ended
	June 30,
	2005	2004
	(Dollars in millions)

Net cash provided by operating activities	$52.4	$124.1
Less: Purchases of property, plant and equipment	161.2	95.7
Net operating cash flow	(108.8)	28.4
Less: Dividends paid	15.0	7.8
Free cash flow	$(123.8)	$20.6

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

Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Euro, Mexican Peso, Pound Sterling, Brazilian Real and Canadian Dollar. At June 30, 2005, we had currency forward contracts with a notional amount of $32.5 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on certain credit facilities. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 21.4% of our weighted-average interest rate at June 30, 2005) on our long-term debt outstanding at June 30, 2005 would be approximately $1.6 million on an annualized basis.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of June 30, 2005, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 28, 2005. At the meeting, the following matters were submitted to a vote of the stockholders.

The election of directors to serve for the terms indicated below:

	Number of Votes
	For	Withheld
Directors
Elizabeth A. Chappell*	46,309,568	1,540,237
Richard E. Dauch **	47,510,635	339,170
William P. Miller II**	47,692,519	157,286
Larry K. Switzer**	47,422,053	427,752

* To hold office until the 2007 annual meeting of stockholders.

** To hold office until the 2008 annual meeting of stockholders.

Directors whose term of office continued after the meeting are Forest J. Farmer, Richard C. Lappin, Thomas K. Walker, B.G. Mathis and Dr. Henry T. Yang.

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
Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
July 29, 2005

EXHIBIT INDEX

Number	Description of Exhibit

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Thomas L. Martin, Vice President - Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Thomas L. Martin, Vice President - Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

* Filed herewith