Form 10-Q
period 2005-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2005-11-01
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act). Yes  ☐      No  ☒

As of October 27, 2005, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 50,875,657 shares.

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

TABLE OF CONTENTS

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
    Item 4. Controls and Procedures
SIGNATURES
EXHIBIT INDEX
Ex. 10.48 Amended and Restated Supplemental Executive Retirement Program
Ex. 31.1 Certification - CEO - Rule 13a-14(a)
Ex. 31.2 Certification - CFO - Rule 13a-14(a)
Ex. 32 Section 906 Certifications

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced demand for our customers’ products (particularly light trucks and sport utility vehicles produced by General Motors Corporation and DaimlerChrysler Corporation);

•	reduced purchases of our products by General Motors Corporation, DaimlerChrysler Corporation or other customers;

•	supply shortages or price fluctuations in raw materials, utilities or other operating supplies;

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to attract and retain key associates;

•	our ability and our customers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations and fuel costs);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes;

•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except per share data)

Net sales	$848.1	$841.6	$2,534.7	$2,724.0

Cost of goods sold	764.8	733.7	2,293.7	2,346.3

Gross profit	83.3	107.9	241.0	377.7

Selling, general and administrative
expenses	48.4	47.0	144.0	140.7

Operating income	34.9	60.9	97.0	237.0

Net interest expense	(7.3)	(5.9)	(20.0)	(20.2)

Other income (expense)
Debt refinancing and redemption costs	-	-	-	(23.5)
Other, net	1.2	(0.9)	(0.2)	1.0

Income before income taxes	28.8	54.1	76.8	194.3

Income taxes	9.5	17.7	25.3	66.1

Net income	$19.3	$36.4	$51.5	$128.2

Basic earnings per share	$0.38	$0.71	$1.03	$2.46

Diluted earnings per share	$0.38	$0.68	$1.01	$2.37

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions)
Assets
Current assets
Cash and cash equivalents	$6.4	$14.4
Accounts receivable, net	452.9	334.9
Inventories, net	214.0	196.8
Prepaid expenses and other	43.4	39.1
Deferred income taxes	15.3	7.4
Total current assets	732.0	592.6

Property, plant and equipment, net	1,813.0	1,713.0
Deferred income taxes	7.8	6.8
Goodwill	147.8	147.8
Other assets and deferred charges	72.3	78.6
Total assets	$2,772.9	$2,538.8

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$374.5	$349.3
Trade payable program liability	55.9	49.3
Accrued compensation and benefits	106.4	123.3
Other accrued expenses	59.8	58.6
Total current liabilities	596.6	580.5

Long-term debt	560.0	448.0
Deferred income taxes	117.8	114.5
Postretirement benefits and other long-term liabilities	491.8	440.3
Total liabilities	1,766.2	1,583.3

Stockholders' equity
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	381.3	357.6
Retained earnings	846.7	817.9
Treasury stock at cost, 5.1 million shares
in 2005 and 2004	(171.7)	(171.7)
Unearned compensation	(12.9)	-
Minimum pension liability adjustments	(47.1)	(47.1)
Foreign currency translation adjustments	9.8	(2.2)
Unrecognized gain on derivatives	0.1	0.5
Total stockholders' equity	1,006.7	955.5
Total liabilities and stockholders' equity	$2,772.9	$2,538.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	September 30,
	2005	2004
	(In millions)
Operating activities
Net income	$51.5	$128.2
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	135.0	125.4
Deferred income taxes	(3.9)	35.2
Stock-based compensation	3.5	-
Pensions and other postretirement benefits, net of contributions	50.4	47.8
Loss on retirement of equipment	2.5	2.0
Debt refinancing and redemption costs	-	23.5
Changes in operating assets and liabilities
Accounts receivable	(118.4)	(91.2)
Inventories	(16.8)	(4.1)
Accounts payable and accrued expenses	29.2	(16.1)
Other assets and liabilities	10.4	(22.6)
Net cash provided by operating activities	143.4	228.1

Investing activities
Purchases of property, plant and equipment	(243.6)	(158.8)
Net cash used in investing activities	(243.6)	(158.8)

Financing activities
Net borrowings (repayments) under revolving credit facilities	114.3	(2.2)
Proceeds from issuance of long-term debt	-	399.7
Redemption of 9.75% Notes	-	(314.6)
Payments of long-term debt and capital lease obligations	(3.6)	(16.0)
Debt issuance costs	-	(9.7)
Employee stock option exercises	4.3	12.0
Dividends paid	(22.7)	(15.5)
Purchase of treasury stock	-	(131.0)
Net cash provided by (used in) financing activities	92.3	(77.3)

Effect of exchange rate changes on cash	(0.1)	0.1

Net decrease in cash and cash equivalents	(8.0)	(7.9)

Cash and cash equivalents at beginning of period	14.4	12.4

Cash and cash equivalents at end of period	$6.4	$4.5

Supplemental cash flow information
Interest paid	$27.6	$31.5
Income taxes paid, net of refunds	$26.8	$25.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(In millions)

Raw materials and work-in-progress	$220.3	$196.1
Finished goods	29.5	27.6
Gross inventories	249.8	223.7
LIFO reserve	(15.3)	(14.3)
Other inventory valuation reserves	(20.5)	(12.6)
Inventories, net	$214.0	$196.8

3. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(In millions)

Revolving Credit Facility	$82.0	$-
5.25% Notes, net of discount	249.7	249.7
2.00% Convertible Notes	150.0	150.0
Uncommitted lines of credit	56.0	-
Foreign credit facilities	19.7	44.1
Capital lease obligations	2.6	4.2
Long-term debt	$560.0	$448.0

        The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. At September 30, 2005, we had $82.0 million outstanding and $498.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $19.5 million for standby letters of credit issued against the facility.

At September 30, 2005 our availability under uncommitted lines of credit was $54.0 million.

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

The weighted-average interest rate of our long-term debt outstanding at September 30, 2005 was 4.7% as compared to 5.3% at December 31, 2004.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions)

Service cost	$8.0	$8.3	$24.8	$24.2
Interest cost	7.8	7.1	23.6	20.7
Expected asset return	(7.6)	(6.6)	(22.8)	(19.8)
Amortized loss	1.2	1.0	3.4	3.0
Amortized prior service cost	0.7	0.8	2.3	1.7
Other	-	-	-	(0.2)
Net periodic benefit cost	$10.1	$10.6	$31.3	$29.6

	Other Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions)

Service cost	$9.5	$9.5	$28.6	$29.4
Interest cost	7.3	6.3	21.7	19.3
Amortized loss	0.9	1.3	2.9	4.2
Amortized prior service cost	(0.2)	(0.2)	(0.6)	(0.3)
Net periodic benefit cost	$17.5	$16.9	$52.6	$52.6

In 2005, we expect our pension funding to be in the range of $35.0 million to $40.0 million and our cash outlay for other postretirement benefit obligations to be approximately $5.0 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions)

Net income	$19.3	$36.4	$51.5	$128.2
Foreign currency translation adjustments, net of tax	4.3	2.9	12.0	0.6
Unrecognized gain (loss) on derivatives, net of tax	0.2	0.2	(0.4)	0.1
Comprehensive income	$23.8	$39.5	$63.1	$128.9

6. EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except per share data)

Numerator
Net income	$19.3	$36.4	$51.5	$128.2

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	50.2	51.6	50.1	52.2

Effect of dilutive securities -
Dilutive stock-based compensation	1.2	1.8	1.0	2.0

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	51.4	53.4	51.1	54.2

Basic EPS	$0.38	$0.71	$1.03	$2.46

Diluted EPS	$0.38	$0.68	$1.01	$2.37

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

Had we determined compensation cost based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in FASB Statement No. 123, our net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except per share data)

Net income, as reported	$19.3	$36.4	$51.5	$128.2
Deduct: Total employee stock option
expense determined under the fair
value method, net of tax	(2.9)	(4.4)	(9.2)	(12.4)
Pro forma net income	$16.4	$32.0	$42.3	$115.8
Basic EPS, as reported	$0.38	$0.71	$1.03	$2.46
Basic EPS, pro forma	$0.33	$0.62	$0.84	$2.22
Diluted EPS, as reported	$0.38	$0.68	$1.01	$2.37
Diluted EPS, pro forma	$0.31	$0.60	$0.82	$2.15

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected volatility	41.64%	44.04%
Risk-free interest rate	4.36%	3.70%
Dividend yield	2.25%	None
Expected life of option	7 years	7 years
Weighted average grant-date fair value	$10.50	$19.83

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2005, we awarded performance accelerated restricted stock and restricted stock units (PARS and RSUs) under our 1999 Stock Incentive Plan, as amended. The total amount of compensation expense associated with the awards has been recorded as unearned compensation and is presented as a separate component of stockholders’ equity. The PARS and RSUs vest over three to five years contingent upon the satisfaction of future financial performance targets. The unearned compensation is expensed over the vesting period. As of September 30, 2005, approximately $3.5 million pre-tax of compensation expense has been recorded under these awards. The dilutive impact on EPS for these awards was not significant for the period ended September 30, 2005.

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

8. LABOR RELATIONS

In June 2005, we recognized a pre-tax charge of $8.9 million related to lump-sum voluntary separation payments accepted by 162 hourly associates terminating their employment with AAM. In the first half of 2004, we recognized a similar pre-tax charge of $12.7 million related to a similar voluntary separation program accepted by nearly 250 hourly associates terminating their employment with AAM.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 78% of our total net sales in the first three quarters of 2005 as compared to 80% for the full-year 2004.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were nearly 13% of our total net sales in the first three quarters of 2005 as compared to 11% for the full-year 2004.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Delphi Corporation, New Venture Gear, Inc. and Magna International Inc. In the second quarter of 2005, we launched a program supporting independent rear drive axles (IRDAs) for South Korean automaker Ssangyong Motor Corporation.

Price reductions are a common practice in the automotive industry. We sell most of our products under long-term contracts with prices scheduled at the time the contracts are established. Some of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. We do not believe that the price reductions we have committed to our customers will have a material adverse impact on our future operating results because we intend to continue offsetting such price reductions through productivity improvements.

Recent worldwide market conditions have resulted in significant increases in steel and other metallic material prices. We are focused on mitigating the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and technology advancements that will allow us to use less metallic materials in the manufacture of our products.

The majority of our sales contracts with our largest customers provide price adjustment provisions for metal market price adjustments. Because we do not have such provisions with all of our customers for all of the parts that we sell, we are experiencing higher net costs for raw materials. These escalating prices have come in the form of metal market adjustments, base price increases and surcharges. We have contracts with our steel suppliers that ensure continuity of supply and our validation and testing capabilities enable us to strategically utilize steel sources on a global basis.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales Net sales were $848.1 million in the third quarter of 2005 as compared to $841.6 million in the third quarter of 2004. This 1.0% increase in sales in the third quarter of 2005 compares to a 2.6% increase in North American (N.A.) light vehicle production and a 4.6% decrease in GM light truck production. Sales were positively impacted by metal market price adjustments, including a one-time retroactive metal market cost recovery related to the first half of 2005. Our sales were also positively impacted by increased production of the Dodge Ram heavy-duty pickup truck program that we support. However, these increases were partially offset by the impact of GM’s lower production volumes.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,240 in the third quarter of 2005 as compared to $1,163 in the third quarter of 2004. The penetration rate of our 4WD/AWD systems was 65.9% in the third quarter of 2005 as compared to 61.4 % in the third quarter of 2004. The impact of metal market price adjustments, favorable pricing due to technology improvements and mix shifts favoring 4WD/AWD versions of light truck products were the primary drivers of content growth in the quarter.

Gross Profit Gross profit was $83.3 million in the third quarter of 2005 as compared to $107.9 million in the third quarter of 2004. Gross margin was 9.8% in the third quarter of 2005 as compared to 12.8% in the third quarter of 2004. Our gross profit in the third quarter of 2005 was adversely impacted by lower GM production volumes, increased material costs and higher non-recurring launch costs, which include non-capitalizable project expenses and machine start-up costs. Gross profit in the third quarter of 2005 also reflects the impact of a retroactive metal market cost recovery agreement under which AAM was reimbursed for costs incurred in the first half of 2005. The favorable impact of this retroactive price adjustment was partly offset by the adverse impact of retroactive price adjustments we granted to certain of our suppliers in the quarter. The net favorable impact of these agreements was $6.2 million in the quarter or $0.08 per share.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $48.4 million or 5.7% of net sales in the third quarter of 2005 as compared to $47.0 million or 5.6% of net sales in the third quarter of 2004. R&D increased 2.8% to $18.2 million in the third quarter of 2005 as compared to $17.7 million in the third quarter of 2004. In addition to higher R&D spending, SG&A in the third quarter of 2005 reflects the cost of AAM’s first-ever restricted stock grants, which were issued in the first quarter of 2005. SG&A in the third quarter of 2005 also reflects the increased cost of supporting and expanding the business and technical offices we recently opened in China, India and South Korea.

Operating Income Operating income was $34.9 million in the third quarter of 2005 as compared to $60.9 million in the third quarter of 2004. Operating margin was 4.1% in the third quarter of 2005 as compared to 7.2% in the third quarter of 2004. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense increased 23.7% to $7.3 million in the third quarter of 2005 as compared to $5.9 million in the third quarter of 2004. The increase in interest expense was principally due to higher debt levels and higher interest rates.

Income Tax Expense Income tax expense was $9.5 million in the third quarter of 2005 as compared to $17.7 million in the third quarter of 2004. Our effective income tax rate was 33% in the third quarter of 2005, 32.7% in the third quarter of 2004 and 32.4% for the full-year 2004.

Net Income and Earnings Per Share (EPS) Net income was $19.3 million in the third quarter of 2005 as compared to $36.4 million in the third quarter of 2004. Diluted earnings per share were $0.38 in the third quarter of 2005 as compared to $0.68 in the third quarter of 2004. Net income and EPS for the third quarter of 2005 and 2004 were primarily impacted by the factors discussed in Gross Profit and SG&A.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $82.6 million in the third quarter of 2005 as compared to $103.4 million in the third quarter of 2004. EBITDA for the third quarter of 2005 and 2004 was primarily impacted by the factors discussed in Gross Profit and SG&A.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales Net sales were $2,534.7 million in the first three quarters of 2005 as compared to $2,724.0 million in the first three quarters of 2004. This 6.9% decrease in sales in the first three quarters of 2005 compares to a 1.2% decrease in N.A. light vehicle production and a 10.6% decrease in GM light truck production. Sales were positively impacted by metal market price adjustments and a one-time retroactive metal market recovery adjustment related to the first half of 2005. Our sales were also positively impacted by increased production of the Dodge Ram heavy-duty pickup truck program that we support. However, these increases were offset by the impact of GM’s lower production volumes.

Our content-per-vehicle was $1,202 in the first three quarters of 2005 as compared to $1,169 in the first three quarters of 2004. The penetration rate of our 4WD/AWD systems increased to 63.7% in the first three quarters of 2005 as compared to 62.1% in the first three quarters of 2004. The impact of metal market price adjustments, favorable pricing due to technology improvements and mix shifts favoring 4WD/AWD versions of light truck products were the primary drivers of content growth in the quarter.

Gross Profit Gross profit was $241.0 million in the first three quarters of 2005 as compared to $377.7 million in the first three quarters of 2004. Gross margin was 9.5% of sales in the first three quarters of 2005 as compared to 13.9% in the first three quarters of 2004. Our gross profit in the first three quarters of 2005 was adversely impacted by lower GM production volumes, increased material costs and higher non-recurring launch costs, which include non-capitalizable project expenses and machine start-up costs.

In the first three quarters of 2005, we also recognized a pre-tax charge of $8.9 million related to lump-sum voluntary separation payments accepted by 162 hourly associates terminating their employment with AAM. In the first three quarters of 2004, we recognized a pre-tax charge of $12.7 million related to a similar voluntary separation program accepted by nearly 250 hourly associates. The associated labor cost savings from our voluntary separation programs are typically recovered within one year.

In the first half of 2004, a temporary work stoppage at six of our North American manufacturing facilities adversely impacted our gross profit by $5.2 million.

   Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $144.0 million or 5.7% of net sales in the first three quarters of 2005 as compared to $140.7 million or 5.2% of net sales in the first three quarters of 2004.  R&D increased 6.2% to $54.7 million in the first three quarters of 2005 as compared to $51.5 million in the first three quarters of 2004. In addition to higher R&D spending, SG&A reflects stock-based compensation expense and higher costs incurred to support our strategic growth initiatives in other countries partially offset by lower profit sharing expense as a result of lower earnings.

       Operating Income Operating income was $97.0 million in the first three quarters of 2005 as compared to $237.0 million in the first three quarters of 2004. Operating margin was 3.8% in the first three quarters of 2005 as compared to 8.7% in the first three quarters of 2004. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense decreased 1.0% to $20.0 million in the first three quarters of 2005 as compared to $20.2 million in the first three quarters of 2004. Interest expense decreased due to the favorable impact of our debt refinancing activities in the first quarter of 2004 partially offset by higher average outstanding borrowings and higher interest rates.

Debt Refinancing and Redemption Costs Debt refinancing and redemption costs expensed in the first quarter of 2004 were $23.5 million. The details of the debt refinancing and redemption costs are more fully explained in the section entitled “Liquidity and Capital Resources - Financing Activities.”

Income Tax Expense Income tax expense was $25.3 million in the first three quarters of 2005 as compared to $66.1 million in the first three quarters of 2004. Our effective income tax rate was 33.0% in the first three quarters of 2005, 34.0% in the first three quarters of 2004 and 32.4% for the full-year 2004.

Net Income and Earnings Per Share (EPS) Net income was $51.5 million in the first three quarters of 2005 as compared to $128.2 million in the first three quarters of 2004. Diluted earnings per share were $1.01 in the first three quarters of 2005 as compared to $2.37 in the first three quarters of 2004. Net income and EPS for the first three quarters of 2005 and 2004 were primarily impacted by the factors discussed in Gross Profit and SG&A. Additionally, in the first three quarters of 2004, net income and EPS include the impact of a one-time charge related to debt refinancing and redemption costs of $15.4 million, net of tax ($23.5 million before tax).

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $232.3 million in the first three quarters of 2005 as compared to $340.2 million in the first three quarters of 2004. EBITDA for the first three quarters of 2005 and 2004 were primarily impacted by the factors discussed in Gross Profit and SG&A. Additionally, in the first three quarters of 2004, EBITDA includes the impact of a one-time charge of $23.5 million related to debt refinancing and redemption costs.

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

Operating Activities Net cash provided by operating activities was $143.4 million in the first three quarters of 2005 as compared to $228.1 million in the first three quarters of 2004. The primary factors impacting cash flow in the first three quarters of 2005 as compared to the first three quarters of 2004 were:

•	Lower net income in 2005;

•	Lower tax deferrals in 2005; and

•	Higher inventories in 2005;

Offset by

•	Higher cash collections associated with metal market price adjustment agreements in 2005; and a

•	Lower profit-sharing payout in 2005;

Deferred income taxes Deferred income taxes resulted in a $3.9 million non-cash decrease in the first three quarters of 2005 as compared to a $35.2 million non-cash increase in the first three quarters of 2004. Our operating cash flow in the first three quarters of 2005 primarily reflects the impact of the timing of the tax deductibility of our postretirement benefit obligations and the utilization of federal tax credit carryovers, partially offset by the reduction of our long-term deferred tax liability related to the cumulative difference between book and tax depreciation.

Pension and postretirement benefit obligations The net operating cash flow related to our pension and postretirement benefit plans was $50.4 million in the first three quarters of 2005 as compared to $47.8 million in the first three quarters of 2004. We expect our pension funding in 2005 to be in the range of $35.0 million to $40.0 million and our cash outlay for other postretirement benefit obligations to be approximately $5.0 million in 2005.

Allowances Our accounts receivable allowances were $2.2 million at September 30, 2005 as compared to $2.5 million at year-end 2004. Our inventory valuation allowances were $20.5 million at September 30, 2005 as compared to $12.6 million at year-end 2004. The change in our inventory valuation allowances was primarily due to increased reserves for excess and obsolete inventories.

Investing Activities Capital expenditures were $243.6 million in the first three quarters of 2005 as compared to $158.8 million in the first three quarters of 2004. We expect our capital spending in 2005 to be approximately $300 million supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs. Other major capital projects in 2005 include expenditures for the 2005 launch of IRDAs supporting our lifetime production contract for new business with South Korean automaker Ssangyong Motor Corporation and the expansion and increased capacity of our Guanajuato, Mexico manufacturing complex. We are also adding equipment and capacity to make an electronic vehicle stability and enhancement system standard in the axles for GM’s full-size and mid-size SUVs as well as transmission components for a major OEM's new six-speed RWD transmission. Additionally, we expect to have expenditures in 2005 for new business to provide precision machined transmission components for a major OEM in North America and Europe.

Net Operating Cash Flow and Free Cash Flow For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities Net cash provided by financing activities was $92.3 million in the first three quarters of 2005 as compared to net cash used in financing activities of $77.3 million in the first three quarters of 2004. Total long-term debt outstanding increased $112.0 million in the first three quarters of 2005 to $560.0 million as compared to $448.0 million at year-end 2004 primarily due to seasonal adjustments in working capital investments and increased capital expenditures. We paid dividends of $22.7 million to our stockholders in the first three quarters of 2005 and $15.5 million in the first three quarters of 2004.

At September 30, 2005, we had $82.0 million outstanding and $498.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $19.5 million for standby letters of credit issued against the facility. At September 30, 2005, our availability under uncommitted lines of credit was $54.0 million.

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

The weighted-average interest rate of our long-term debt outstanding was 5.0% for the first three quarters of 2005 compared to 4.8% the year ended December 31, 2004.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Our business is also moderately seasonal as our major OEM customers historically have a two-week shutdown of operations in July and an approximate one-week shutdown in December. In addition, our OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Our third quarter results reflect these trends and our fourth quarter may as well.

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

SUPPLEMENTAL FINANCIAL DATA

      The following supplemental financial data presented for the three and nine months ended September 30, 2005 and 2004 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measures differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions)

Net income	$19.3	$36.4	$51.5	$128.2
Interest expense	7.6	5.9	20.5	20.5
Income taxes	9.5	17.7	25.3	66.1
Depreciation and amortization	46.2	43.4	135.0	125.4
EBITDA	$82.6	$103.4	$232.3	$340.2

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

Net Operating Cash Flow and Free Cash Flow

	Nine months ended
	September 30,
	2005	2004
	(In millions)

Net cash provided by operating activities	$143.4	$228.1
Less: Purchases of property, plant and equipment	243.6	158.8
Net operating cash flow	(100.2)	69.3
Less: Dividends paid	22.7	15.5
Free cash flow	$(122.9)	$53.8

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

Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Euro, Mexican Peso, Pound Sterling, Brazilian Real and Canadian Dollar. At September 30, 2005, we had currency forward contracts with a notional amount of $27.8 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on certain credit facilities. From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 21.3% of our weighted-average interest rate at September 30, 2005) on our long-term debt outstanding at September 30, 2005 would be approximately $1.6 million on an annualized basis.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of September 30, 2005, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

By:	/s/ Thomas L. Martin
Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
November 1, 2005

EXHIBIT INDEX

Number	Description of Exhibit

*10.48	Amended and Restated Supplemental Executive Retirement Program

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Thomas L. Martin, Vice President - Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Thomas L. Martin, Vice President - Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

* Filed herewith