Form 10-K
period 2005-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2006-03-01
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

313-758-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒                     Accelerated filer ☐                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2005 as reported on the New York Stock Exchange was $25.27 per share and the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $1,072.3 million.

As of February 20, 2006, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 51,059,708 shares.

Documents Incorporated By Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2005 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 27, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005, are incorporated by reference in Part I (Items 1, 1A, 2, 3 and 4), Part II (Items 5, 6, 7, 7A and 8, 9, 9A, 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2005

			Page Number
Cautionary Statements			1
Part I	Item 1	Business	2
	Item 1A	Risk Factors	5
	Item 2	Properties	8
	Item 3	Legal Proceedings	9
	Item 4	Submission of Matters to a Vote of Security Holders	9
		Supplemental Item – Executive Officers and Directors of the Registrant	9

Part II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
	Item 6	Selected Financial Data	13
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	13
	Item 8	Financial Statements and Supplementary Data	13
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
	Item 9A	Controls and Procedures	14
	Item 9B	Other Information	14

Part III	Item 10	Directors and Executive Officers of the Registrant	15
	Item 11	Executive Compensation	15
	Item 12	Security Ownership of Certain Beneficial Owners and Management	15
	Item 13	Certain Relationships and Related Transactions	15
	Item 14	Principal Accounting Fees and Services	15

Part IV	Item 15	Exhibits and Financial Statement Schedules	16

Signatures			23

Schedule II		Valuation and Qualifying Accounts	24

Report of Independent Registered Public Accounting Firm			25

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges	26
Exhibit 21		Subsidiaries of our Company	27
Exhibit 23		Consent of Independent Registered Public Accounting Firm	28
Exhibit 31.1		Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	29
Exhibit 31.2		Certification of Michael K. Simonte, Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	30
Exhibit 32		Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers
Computation of Ratio of Earnings to Fixed Charges
Annual Report to Stockholders
Subsidiaries of the Company
Consent of Deloitte & Touche LLP
Certification of Richard E. Dauch, C.E.O.
Certification of Michael K. Simonte, C.F.O.
Section 906 Certifications of C.E.O. & C.F.O

Cautionary Statements

Certain statements in this Annual Report on Form 10-K are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Annual Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by General Motors Corporation, DaimlerChrysler Corporation or other customers;

•	reduced demand for our customers’ products (particularly light trucks and sport utility vehicles produced by General Motors Corporation and DaimlerChrysler Corporation);

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•
adverse changes in laws, government regulations or market conditions including increases in fuel prices affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

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

We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline and drivetrain systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related powertrain products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.

(b)	Financial Information About Segments

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report to Stockholders (Annual Report), section entitled “Financials - Notes to Consolidated Financial Statements, Note 11 - Segment and Geographic Information.”

(c)	Narrative Description of Business

Company Overview

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/ all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 78% of our total net sales in 2005, 80% in 2004 and 82% in 2003.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a Lifetime Program Contract (LPC). Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 12 years, and require us to remain competitive with respect to technology, design and quality. We have been successful in competing, and we will continue to compete for future GM business upon the expiration of the LPCs.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. As part of this program, we supply a fully integrated computer-controlled chassis system for the Dodge Ram Power Wagon. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were approximately 13% of our total net sales in 2005, 11% in 2004 and 9% in 2003.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Magna International, Inc. and The Timken Company. Our sales to customers other than GM increased 3.6 % to $754.4 million in 2005 as compared to $728.0 million in 2004 and $674.0 million in 2003. In the second quarter of 2005, we launched a program supporting independent rear drive axles (IRDAs) for South Korean automaker Ssangyong Motor Corporation.

We have expanded our product portfolio. As a result, we now compete in a $27 billion global served market that consists of driveline, drivetrain and related powertrain components and chassis modules for light trucks, SUVs, passenger cars and crossover vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2005	2004	2003
Axles and driveshafts	83.9%	84.9%	84.0%
Chassis components, forged products and other	16.1%	15.1%	14.0%
Total	100.0%	100.0%	100.0%

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

Research and Development (R&D)

Since March 1, 1994, we have spent over $500 million in R&D focusing on new product and process development. We plan to continue to invest in the development of new product, process and systems technologies to improve productive efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2005, R&D spending in product, process and systems increased 7.3% to $73.6 million as compared to $68.6 million in 2004 and $60.7 million in 2003. The focus of this increasing investment is to develop innovative driveline and drivetrain systems and components for passenger cars, light trucks and SUVs in the global marketplace. Product development in this area include power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, IRDAs and independent front drive axles (IFDAs). We also continue to focus on electronic integration in our existing products. The most recent examples of these initiatives are the electronic SmartBarTM stabilizer based roll-control system, TracRite® GTL electronic differentials and TracRite® EL electronic locking differentials all featured in the Dodge Ram Power Wagon. In addition, we continue to support the development of hybrid vehicle systems. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

Backlog

We typically enter into agreements with our customers to provide certain axles and driveline products for the life of our customers’ vehicle programs. Our new and incremental business backlog includes formally awarded programs and incremental content and volume including customer requested engineering changes. Our backlog may be impacted by various assumptions such as production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

Our new and incremental business backlog was approximately $1.4 billion at December 31, 2005 as compared to approximately $1.0 billion at December 31, 2004. We will launch over half of our new and incremental business backlog in the 2006, 2007 and 2008 calendar years. The balance of the backlog will launch between 2009 and 2012.

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

As of December 31, 2005, we employed approximately 11,000 associates, approximately 8,300 of which are employed in the United States. Approximately 6,400 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Approximately 5,700 associates represented by the UAW are subject to a collective bargaining agreement that expires February 25, 2008; approximately 700 associates at MSP and Colfor are also represented by the UAW under collective bargaining agreements that expire April 17, 2009 and June 2, 2010, respectively. Approximately 200 associates are represented by the International Association of Machinists (IAM) under a collective bargaining agreement, which runs through May 4, 2008. In addition, approximately 500 associates at Albion, approximately 1,800 associates at our Silao, Mexico facility (Guanajuato Gear & Axle and Guanajuato Forge) and approximately 400 associates at our Brazilian majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreements at Albion, certain of which may be terminated upon six-months notice, expire in 2006 and the agreements in Mexico and Brazil expire annually.

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

For further financial information regarding foreign and domestic sales and export sales, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Notes to Consolidated Financial Statements, Note 11 - Segment and Geographic Information.”

Item 1A. Risk Factors

The following industry and market factors could have an adverse effect (which could be material) on our business, results of operations or financial condition in the future:

Our business is significantly dependent on sales to GM and DaimlerChrysler.

We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front 4WD/AWD axle requirements for these vehicle platforms. We sell products to GM under LPCs, which have terms equal to the lives of the relevant vehicle programs or their respective derivatives of typically 6 to 12 years. The LPCs establish pricing for products sold to GM and require us to remain competitive with respect to technology, design and quality. Substantially all of our sales to GM are made pursuant to the LPCs. Sales to GM were approximately 78% of our total sales in 2005, 80% of our total sales in 2004 and 82% in 2003. We will compete for future GM business upon the termination of the LPCs with GM. There can be no assurance that we will remain competitive with respect to technology, design and quality to GM’s reasonable satisfaction. Pricing negotiated with GM in future agreements may be more or less favorable than the LPCs and other currently applicable agreements. If we lose any significant portion of our sales to GM, or if GM significantly reduces its production of light trucks or SUVs, it would have a material adverse effect on our results of operations and financial condition. Disputes arising from any current or future agreements between GM and us could have a material adverse impact on our relations and our results of operations or financial condition. In addition, DaimlerChrysler accounted for approximately 13% of our sales in 2005 and 11% of our total sales in 2004 and 9% in 2003, which represents a significant portion of our non-GM business, and if we lose a significant portion of our sales to DaimlerChrysler it could have a material adverse effect on our results of operations and financial condition.

Our business is dependent on SUV and light truck market segments.

A substantial portion of our revenue is derived from products for SUV and light truck platforms. Sales and production of SUVs and light trucks could be affected by many factors including current and future fuel prices. Any significant reduction in this market segment could have a material adverse impact on our results of operations and financial condition.

Our business could be adversely affected by future work stoppages at GM or DaimlerChrysler.

A substantial number of employees of our largest customers and of their key suppliers are represented by trade unions, including the UAW. Because GM accounts for approximately 78% of our sales, future work stoppages at GM or a key supplier to GM could adversely affect our results of operations and financial condition. In addition, DaimlerChrysler accounts for approximately 13% of our sales and represents a significant portion of our non-GM business.  Future work stoppages at DaimlerChrysler or a key supplier to DaimlerChrysler could also adversely affect our results of operations and financial condition.

Our business could be adversely affected if we fail to maintain satisfactory labor relations.

A substantial number of our associates are members of industrial trade unions and are employed under the terms of collective bargaining agreements. There can be no assurance that future issues with our labor unions will be resolved favorably or that we will not experience a work stoppage that could adversely affect our business. Significant increases in labor and other costs as a result of renegotiation of collective bargaining agreements could also have an adverse impact.

Our business may be adversely affected by an increase in the price of raw materials.

Recent worldwide market conditions have resulted in significant increases in steel and other metallic material prices. The prices of raw materials needed for our products may continue to increase, and our inability to pass these price increases on to our customers could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected by disruptions in our supply chain.

We depend on a limited number of suppliers for certain key components and materials in our products, which makes us susceptible to supply shortages or price increases. We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources. There can be no assurance that the suppliers of these materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our company and our customers may not be able to timely or successfully launch new product programs.

Our customers are preparing to launch new product programs for which we will supply newly developed axles and other driveline components. Certain of these program launches will require substantial capital investments by us. We may not be able to install and certify the equipment needed to produce products for these new product programs in time for the start of production. There can be no assurance that the transitioning of our manufacturing facilities and resources to full production under these new product programs, or any other future product programs, will not impact production rates or other operational efficiency measures at our facilities. In addition, there is no assurance that our customers will execute the launch of these product programs, or any additional future product program for which we will supply products, on schedule.

Our company may not realize all of the revenue expected from our new and incremental business backlog.

The realization of additional revenues from awarded business is inherently subject to a number of risks and uncertainties including the number of vehicles our customers actually produce and the timing of that production. It is also possible that our customers may choose to delay or cancel a program for which we have been awarded business. Our revenues, operating results, and financial position could be adversely impacted relative to our current financial plans for future periods if we do not realize substantially all the revenue from new and incremental program awards.

Our business is under pressure from our customers to reduce our prices.

Annual price reductions are a common practice in the automotive industry. We may not be able to sufficiently reduce our costs in a manner that will allow us to improve or maintain our margins.

Our business faces substantial competition.

The original equipment manufacturer supply industry is highly competitive. Quality, delivery, price and technological innovation, are the primary elements of competition. Our competitors include driveline component manufacturing facilities of existing original equipment manufacturers, as well as independent domestic and international suppliers. Our business may be adversely affected by increased competition or we may not be able to maintain our profitability if the competitive environment changes.

Our company’s domestic and international operations are subject to risks and uncertainties.

Our international operations are subject to a number of risks and uncertainties such as currency exchange rate fluctuations, and the political, economic and financial environment in the countries where we do business. In addition, the United States economy may also be adversely affected by political events and domestic and international terrorist events and hostilities. These uncertainties could have an adverse effect on our continuity of business, results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

Our business could be adversely affected by the cyclical nature of the automotive industry.

Our operations are cyclical because they are directly related to domestic automotive production and are dependent on general economic conditions including interest rates, fuel prices and consumer confidence. A decrease in consumer demand for the models that generate the most sales for us or our failure to obtain sales orders for new or redesigned models could have a material adverse effect on our business.

Our company faces rising costs for pension and retiree benefits.

We have significant pension and other post-employment benefit (OPEB) obligations to our employees and retirees. Our ability to satisfy these funding requirements will depend on our cash flow from operations and our ability to access the credit and capital markets. The funding requirement of these benefit plans, and the related expense reflected in our financial statements, is affected by several factors that are subject to an inherent degree of uncertainty. Key assumptions used to value these obligations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs.

We may incur material losses and costs as a result of product liability and warranty claims.

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.

Our business is subject to costs associated with environmental and health and safety regulations.

Our operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation treatment and disposal of waste and other materials. We believe that our operations and facilities have been and are being operated in compliance, in all material respects, with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of automotive parts manufacturing plants entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

Our company’s ability to operate effectively could be impaired if we lose key personnel.

Our success will depend, in part, on the efforts of our executive officers and other key associates. In addition, our future success will depend on, among other factors, our ability to continue to attract and retain qualified personnel. The loss of the services of key associates or the failure to attract or retain associates could have a material adverse effect on our financial condition and results of operations.

Item 2.  Properties

The following is a summary of our principal facilities:

	Approx.	Type
Name	Sq. Feet	of Interest	Function
Detroit Gear & Axle Detroit, MI	1,795,000	Owned	Rear and front axles
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Rear axles and steering linkages
Three Rivers Driveline Three Rivers, MI	850,000	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Guanajuato Gear & Axle Guanajuato, Mexico	1,088,000	Owned	Rear axles and driveshafts and front axles and auxiliary driveshafts
Guanajuato Forge Guanajuato, Mexico	111,000	Owned	Forged products
Scotstoun Plant Glasgow, Scotland	453,000	Leased	Front and rear axles for medium and heavy-duty trucks and buses
Spurrier Plant Lancashire, England	303,000	Leased	Crankshafts and fabricated parts
AAM do Brasil Araucária, Brazil	264,000	Owned	Machining of forged and cast products
Detroit Forge Detroit, MI	710,000	Owned	Forged products
Tonawanda Forge Tonawanda, NY	470,000	Owned	Forged products
Cheektowaga Plant Cheektowaga, NY	116,000	Owned	Machining of forged products
Colfor – Malvern Malvern, OH	234,000	Owned	Forged products
Colfor – Salem Salem, OH	189,000	Owned	Forged products
Colfor – Minerva Minerva, OH	190,000	Owned	Machining of forged products
MSP – Oxford Oxford, MI	125,000	Leased	Forged products
Technical Center Rochester Hills, MI	104,000	Owned	R&D, design engineering, metallurgy, testing and validation
Detroit South Campus Detroit, MI	120,000	Owned	Quality Engineering Technical Center, Process Development Center and Safety Training Center
Corporate Headquarters Detroit, MI	219,000	Owned	Executive and administrative offices
AAM Europe Bad Homburg, Germany	24,000	Leased	European headquarters
AAM India Pune, India	6,600	Leased	Engineering, information technologies and support services
AAM Korea Seoul, South Korea	4,000	Leased	Engineering, sales and support services
AAM China Shanghai, China	2,400	Leased	Engineering, sales and support services
AAM Japan Tokyo, Japan	1,700	Leased	Sales representative office

Item 3. Legal Proceedings

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Litigation and Environmental Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

None

Supplemental Item - Executive Officers and Directors of the Registrant

Name	Age	Position
Richard E. Dauch(3)…………………….	63	Co-Founder, Chairman of the Board & Chief Executive Officer
Yogendra N. Rahangdale………………	58	President & Chief Operating Officer
Joel D. Robinson……………………….	62	Vice Chairman (b)
David C. Dauch ………………………..	41	Executive Vice President - Commercial & Strategic Development
Richard F. Dauch ……………………...	45	Executive Vice President - Worldwide Manufacturing
John J. Bellanti…………………………	51	Vice President - Engineering & Chief Technology Officer
Marion A. Cumo, Sr.…………………..	63	Vice President - Special Projects
Thomas O. Delanoy……………………	54	Vice President - Materials Management & Logistics
Michael C. Flynn………………………	48	Vice President - Procurement
John E. Jerge………………...…………	44	Vice President - Human Resources
Patrick S. Lancaster……………………	58	Vice President, Chief Administrative Officer & Secretary
Thomas L. Martin………………………	62	Executive Director - Special Projects (a) (Formerly Vice President - Finance & Chief Financial Officer)
Allan R. Monich ………………………	52	Vice President - Program Management & Capital Planning
Steven J. Proctor…………………….…	49	Vice President - Sales & Marketing
Alberto L. Satine………………………	49	Vice President - Strategic & Business Development
Abdallah F. Shanti...…………………..	45	Vice President - Information Technology, Electronic Product Integration & Chief Information Officer

Michael K. Simonte…………………...	42	Vice President - Finance & Chief Financial Officer (a)
John S. Sofia…………………………..	46	Vice President - Quality Assurance & Customer Satisfaction
Patrick J. Spohn……………………….	46	Vice President & Controller (a)

Elizabeth A. Chappell(2) ……………….	48	Director
Forest J. Farmer(1)………………..…….	65	Director
Richard C. Lappin(1)…………………..	61	Director
B.G. Mathis(2)………………………….	73	Director
William P. Miller II(3) ..…..…………...	50	Director
Larry K. Switzer(3)……………………..	62	Director
Thomas K. Walker(1)…………………..	65	Director
Dr. Henry T. Yang(2)...…………………	65	Director
________
(1) Term expires in 2006
(2) Term expires in 2007
(3) Term expires in 2008
(a) Effective January 1, 2006
(b)  Retired effective February 1, 2006

The business experience of our Board of Directors is incorporated by reference from the information in the sections entitled “Nominees for Directors” and “Returning Members of the Board of Directors” in our Proxy Statement.

Richard E. Dauch, age 63, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000. Prior to March 1994, he spent 12 years at Chrysler Corporation where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process. He is a retired officer from the Chrysler Corporation. Mr. Dauch’s last position at Chrysler, in 1991 was Executive Vice President of Worldwide Manufacturing. Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has more than 40 years of experience in the automotive industry. Mr. Dauch has been named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturer’s Association, and the 1999 Michiganian of the Year by The Detroit News. In 2003, he received the Harvard Business School of Michigan Business Statesman Award, the Ernst & Young Entrepreneur of the Year Award, and the Northwood University Outstanding Business Leader Award. Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.). He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages.

Yogendra (Yogen) N. Rahangdale, age 58, has been President & Chief Operating Officer since October 2005. Prior to that, he served as Executive Vice President - Operations & Planning (since May 2004); Executive Vice President & Chief Technology Officer (since September 2003); Group Vice President & Chief Technology Officer (since January 2001); Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998) and Director, Corporate Manufacturing Planning (since joining our Company in August 1995). Prior to joining our Company, Mr. Rahangdale spent 12 years with Chrysler Corporation in a variety of positions including Manager, Paint & Energy Management.

Joel D. Robinson, age 62, was appointed Vice Chairman in October 2004. Prior to that, Mr. Robinson served as President & Chief Operating Officer (since January 2001); Executive Vice President - Operations & Chief Operating Officer (since August 1998) and Vice President, Manufacturing (since May 1997). Mr. Robinson joined our Company in March 1994 and has held various other positions including Executive Director of the GMT-800 program and Executive Director, Manufacturing Services. Mr. Robinson began his career in the automotive industry at Ford Motor Company in 1963, where he held a series of technical and manufacturing management positions. Mr. Robinson also worked for American Motors Corporation, serving as Director of Vehicle Assembly, and later, at Chrysler Corporation, where he was responsible for all car body programs. Mr. Robinson has over 40 years of experience in the global automotive industry. Mr. Robinson retired from AAM effective February 1, 2006.

David C. Dauch, age 41, has been Executive Vice President - Commercial & Strategic Development since January 2005. Prior to that, he served as Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager. Mr. Dauch is a member of the Board of Directors of Collins & Aikman. David C. Dauch is a son of Richard E. Dauch.

Richard F. Dauch, age 45, has been Executive Vice President - Worldwide Manufacturing since October 2005. Prior to that, he served as President - Metal Formed Products Division (since January 2005); Vice President, Metal Formed Products Division (since May 2004); Vice President, Investor Relations (since September 2003); Vice President, Financial Planning (since September 2002); Vice President, Sales and Marketing (since January 2002); Vice President, Sales (since January 2001); Vice President, Manufacturing - Driveline Division (since July 1999); Vice President, Manufacturing (since August 1998); Director, Strategic and Capacity Planning (since February 1998) and Plant Manager, Detroit Gear & Axle Plant (since May 1996). Mr. Dauch joined our Company in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining our Company, Mr. Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from July 1992. Prior to his automotive career, Mr. Dauch served in the U.S. Army for eleven years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

John J. Bellanti, age 51, has been Vice President - Engineering & Chief Technology Officer since May 2004. Prior to that, he served as Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994). Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager. Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Marion A. Cumo, Sr., age 63, has been Vice President - Special Projects since October 2005. Prior to that, he served as Vice President - Driveline Division (since May 2004); Vice President, Program Management & Launch (since September 2002); Vice President, Materials Management and Logistics (since May 1996) and Vice President, Quality Assurance and Customer Satisfaction (since joining our Company in March 1994). Prior to joining our Company, Mr. Cumo spent 11 years working as a manufacturing executive at Chrysler Corporation. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler, Mr. Cumo became president of Tri-County Chrysler Products in Peebles/West Union, Ohio, and also worked as an automotive manufacturing consultant. Mr. Cumo began his career at General Motors and has over 39 years experience in the global automotive industry including positions with General Motors, Volkswagen of America and Chrysler Corporation.

Thomas O. Delanoy, age 54, has been Vice President - Materials Management & Logistics since October 2004. Prior to that, he served as Executive Director Production Control and Materials Management (since September 2002); Director, Materials Management (since March 2000); Director of Business Integration (since December 1998); Plant Manager, Detroit Forge (since August 1994) and Production Manager (since joining our Company in March 1994). Prior to joining our Company, Mr. Delanoy served at Chrysler Corporation in a variety of executive manufacturing positions.

Michael C. Flynn, age 48, has been Vice President - Procurement since November 2005. Prior to that, he served as Executive Director, Sales (since June 2004); Director, Sales (since August 2002); Manager, Manufacturing (since June 2001); Director, Direct Material Purchasing (since February 1998); Manager, Released Programs (since July 1997); and Platform Manager (since joining our Company in March 1994). Prior to joining our Company, Mr. Flynn served at General Motors for 11 years in a variety of purchasing and engineering positions.

John E. Jerge, age 44, has been Vice President - Human Resources since September 2004. Prior to that, he served as Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997) Manufacturing Manager, Buffalo Gear Axle & Linkage (since March 1996), Area manager of Axles and Area Manager of Linkage (since joining our Company in March 1994). Prior to joining our Company, Mr. Jerge began his automotive career at Chrysler Corporation in 1984 where he progressed through a variety of manufacturing, engineering and plant management positions.

Patrick S. Lancaster, age 58, has been Vice President, Chief Administrative Officer & Secretary since September 2003. Prior to that, he served as Group Vice President, Chief Administrative Officer & Secretary (since January 2001); Vice President & Secretary (since March 2000); Vice President, General Counsel & Secretary (since November 1997) and General Counsel & Secretary (since June 1994). Mr. Lancaster is a member of the State Bar of Michigan.

Thomas L. Martin, age 62, has been Executive Director - Special Projects since January 2006. Prior to that, he served as Vice President - Finance & Chief Financial Officer (CFO) since joining our Company in June 2004. Prior to that, he served on AAM’s Board of Directors and was a member of the Board’s Audit Committee (since February 2004). Prior to joining our Company, Mr. Martin served in various financial positions at DaimlerChrysler including Chief Financial Officer and Board member, Chrysler de Mexico; Chief Financial Officer, Chrysler International - Europe; Controller, Chrysler de Mexico and Director, Core Process Implementation. In addition, he served as Controller, Service & Parts Division and Financial Manager for Manufacturing, Engineering, Program Management, Design, Procurement & Supply, Chrysler Financial and Corporate Staffs. Mr. Martin has over 37 years of experience in the global automotive industry.

Allan R. Monich, age 52, has been Vice President - Program Management & Capital Planning since October 2005. Prior to that, he served as Vice President - Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994. Prior to joining our Company in March 1994, he worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Steven J. Proctor, age 49, has been Vice President - Sales & Marketing since June 2004. Prior to that, he served as Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Alberto L. Satine, age 49, has been Vice President - Strategic & Business Development since November 2005. Prior to that, he served as Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana’s Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Abdallah F. Shanti, age 45, has been Vice President - Information Technology, Electronic Product Integration & Chief Information Officer since January 2005. Prior to that, he served as Vice President, Procurement, Information Technology & Chief Information Officer (since September 2002) and Executive Director, Information Technology & Chief Information Officer (since joining our Company in December 1999). Prior to joining our Company, Mr. Shanti served as Vice President, Global Information Technology at LucasVarity PLC. Mr. Shanti began his career with GM/Electronic Data Systems Corporation in 1984 where he served in a variety of information technology leadership roles providing services for automotive and manufacturing corporations. Mr. Shanti has over 22 years of experience in the global automotive industry including positions with General Motors, where he most recently served as General Director, Systems Engineering; LucasVarity PLC; Perot Systems Corporation and GM/Electronic Data Systems Corporation.

Michael K. Simonte, age 42, has been Vice President - Finance & Chief Financial Officer since January 2006. Prior to that, he served as Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Mr. Simonte joined AAM in December 1998 as Director, Corporate Finance. In that role, he coordinated all of the financial accounting, planning and reporting activities of the company until he was appointed Treasurer in September 2002. Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

John S. Sofia, age 46, has been Vice President - Quality Assurance & Customer Satisfaction since October 2004. Prior to that, he served as Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager, (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation in a variety of manufacturing and engineering positions.

Patrick J. Spohn, age 46, has been Vice President & Controller since January 2006. Prior to that, he served as Corporate Controller (since August 1999); Finance Manager, Detroit Gear & Axle Plant (since November 1997) and Manager, Financial Planning & Analysis (Since January 1997). Mr. Spohn has over 24 years of experience in the global automotive industry including 11 years at ITT Automotive where he most recently served as Division Controller, Switches and Controller of Precision Die Castings

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol “AXL.”

Holders and High and Low Sales Prices

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Notes to Consolidated Financial Statements, Note 12 - Unaudited Quarterly Financial and Market Data.”

Dividends

In April 2004, AAM’s Board of Directors declared our first quarterly cash dividend as a public company of $0.15 per share. We paid $30.4 million and $23.0 million to stockholders of record under the quarterly cash dividend program during 2005 and 2004, respectively. On an annualized basis, the dividend payout equates to $0.60 per share.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of December 31, 2005 and (2) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding directors is incorporated by reference from the information in the sections entitled “Nominees for Directors,” “Returning Members of the Board of Directors” and “Security Ownership of AAM Directors and Officers and Certain Beneficial Owners” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2006 (Proxy Statement), which is being filed on March 22, 2006. The information required by Item 10 regarding executive officers appears as a Supplemental Item in Part I and incorporated by reference from the information in the section entitled “Security Ownership of AAM Directors and Officers and Certain Beneficial Owners” in our Proxy Statement.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer and the senior financial executives who report directly to our Chief Financial Officer. This Code of Ethics is entitled, “Code of Ethics for CEO, CAO, CFO and other senior financial officers” within our Code of Business Conduct which has been posted to our website at www.aam.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct that applies to executive officers of the Company.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information in the sections entitled “Report of the Compensation Committee on Executive Compensation” and “Executive Compensation, Retirement Program and Employment and Continuity Agreements” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table summarizes information as of 12/31/05 relating to our equity compensation plans pursuant to which grants of stock options, restricted stock, restricted stock units and other rights to acquire shares of our common stock may be made from time to time.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,834,812	$23.00	5,346,233
Equity compensation plans not approved by security holders	-	-	-
Total	6,834,812	$23.00	5,346,233

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

Schedule II - Valuation and Qualifying Accounts and the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2005, 2004 and 2003 are filed as part of this form 10-K.

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

4.01	Specimen Certificate for shares of the Company's Common Stock
(Incorporated by reference to Exhibit 4.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

4.02	5.25% Senior Notes due 2014, Indenture, dated as of February 11, 2004, among AAM, Inc., as issuer, the Company, as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003.)

4.03	Senior Convertible Notes due 2024, Indenture, dated as of February 11, 2004, among the Company, as issuer, AAM, Inc., as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003.)

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

++10.17	Lifetime Program Contract for GMT-325 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.18	Lifetime Program Contract for GMT-330 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(b) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.19	Lifetime Program Contract for New M-SUV Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.20	Lifetime Program Contract for GMT-400 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(d) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.21	Lifetime Program Contract for GMT-800 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(e) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

10.22	Letter Agreement, dated as of December 15, 1998, as amended January 11, 2000, between B.G. Mathis and the Company
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)

++10.23	Agreement dated as of February 24, 2000, by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)

++10.24	Settlement Agreement dated as of July 28, 2000 by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

‡10.25	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)

‡10.26	Stock Purchase Agreement dated December 20, 2000 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.08 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2000)

‡10.27	Supplemental Compensation Agreement dated December 20, 2000 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.09 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2000)

10.28	Lifetime Program Contract between General Motors Corporation North American Operations (Buyer) and AAM, Inc. (Seller)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

10.29	Agreement dated as of June 14, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

10.30	Restatement of the American Axle & Manufacturing, Inc. Personal Savings Plan for Hourly-Rate Associates dated September 27, 2001
(Incorporated by reference to Exhibit 10.01 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466))

10.31	Restatement of the American Axle & Manufacturing, Inc. Salaried Savings Plan dated September 27, 2001
(Incorporated by reference to Exhibit 10.02 to our Registration Statement on Form S-8 (Registration Statement No. 333-70466))

Number	Description of Exhibit
++10.32	Agreement dated as December 21, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

‡10.33	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company, a Delaware corporation and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.34	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)

10.35	Continuity Agreement dated as of September 29, 2003 between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2003)

10.36	Continuity Agreements dated as of September 29, 2003 between the Company and certain officers
(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2003)

10.37	Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004 (Credit Agreement), among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.40 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2003)

10.38	Guarantee Agreement, dated as of January 9, 2004, among the Company, AAM, Inc., the Subsidiary Guarantors and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.41 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

++10.39	Sourcing Letter Agreement dated as of February 26, 2004 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.42 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2004)

++10.40	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

Number	Description of Exhibit

10.41	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

10.42	Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 10.46 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2004.)

10.43	Form of 2002 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

10.44	Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

10.45	Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

10.46	Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

10.47	Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

10.48	Employment Agreement Extension between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated November 3, 2005.)

10.49	Restricted Stock Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated November 3, 2005.)

10.50	Restricted Stock Unit Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K dated November 3, 2005.)

*10.51	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan

*12	Computation of Ratio of Earnings to Fixed Charges

*13
Annual Report to Stockholders for the year ended December 31, 2005, sections entitled “Financials – Management’s Discussion and Analysis,” “Financials – Consolidated Financial Statements,” “Financials – Notes to Consolidated Financial Statements” and “Five Year Financial Summary” **

*21	Subsidiaries of the Company

*23	Consent of Deloitte & Touche LLP

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

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

Date: March 1, 2006

By: /s/ Michael K. Simonte
Name: Michael K. Simonte
Title: Vice President - Finance &
                      Chief Financial Officer
                      (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board &	March 1, 2006
Richard E. Dauch	Chief Executive Officer

/s/ Michael K. Simonte	Vice President - Finance &	March 1, 2006
Michael K. Simonte	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	March 1, 2006
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	March 1, 2006
Forest J. Farmer

/s/ Richard C. Lappin	Director	March 1, 2006
Richard C. Lappin

/s/ B.G. Mathis	Director	March 1, 2006
B.G. Mathis

/s/ William P. Miller II	Director	March 1, 2006
William P. Miller II

/s/ Larry K. Switzer	Director	March 1, 2006
Larry K. Switzer

/s/ Thomas K. Walker	Director	March 1, 2006
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	March 1, 2006
Dr. Henry T. Yang

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(In millions)

Year Ended December 31, 2003:
Allowance for doubtful accounts……………………..	$5.4	4.1	6.7	(1)	$2.8
Valuation allowance for deferred taxes……………….	41.6	9.2	15.9	(2)	34.9
Inventory valuation allowance…………………………..	22.2	6.5	13.9	(3)	14.8
LIFO reserve……………………………………………….	10.6	-	0.2		10.4

Year Ended December 31, 2004:
Allowance for doubtful accounts…………………………	2.8	0.4	0.7	(1)	2.5
Valuation allowance for deferred taxes………………….	34.9	2.8	5.2	(2)	32.5
Inventory valuation allowance…………………………..	14.8	6.7	8.9	(3)	12.6
LIFO reserve………………………………………………	10.4	3.9	-		14.3

Year Ended December 31, 2005:
Allowance for doubtful accounts…………………………	2.5	1.0	0.4	(1)	3.1
Valuation allowance for deferred taxes………………….	32.5	-	1.3	(2)	31.2
Inventory valuation allowance…………………………..	12.6	11.9	4.2	(3)	20.3
LIFO reserve………………………………………………	14.3	0.3	-		14.6

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

We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 3, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 3, 2006