Form 10-Q
period 2006-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2006-05-02
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 1-14303
_______________________________________________________________________________

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3161171
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Dauch Drive, Detroit, Michigan	48211-1198
(Address of Principal Executive Offices)	(Zip Code)

(313) 758-2000
(Registrant's Telephone Number, Including Area Code)
_______________________________________________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒ Accelerated filer   ☐  Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act).     Yes   ☐  No   ☒

As of April 24, 2006, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 51,880,787 shares.

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
    Item 4. Controls and Procedures
PART II. OTHER INFORMATION
   Item 1A. Risk Factors
    Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Ex. 10.52 Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
Ex. 31.1 Certification - CEO - Rule 13a-14(a)
Ex. 31.2 Certification - CFO - Rule 13a-14(a)
Ex. 32 Section 906 Certifications

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by GM, DaimlerChrysler or other customers;

•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and DaimlerChrysler);

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•
adverse changes in laws, government regulations or market conditions including increases in fuel prices affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(In millions, except per share data)

Net sales	$834.8	$818.9

Cost of goods sold	771.3	746.6

Gross profit	63.5	72.3

Selling, general and administrative expenses	48.4	46.6

Operating income	15.1	25.7

Net interest expense	(7.4)	(6.1)

Other income, net	0.6	0.3

Income before income taxes	8.3	19.9

Income tax (benefit) expense	(0.3)	6.6

Net income	$8.6	$13.3

Basic earnings per share	$0.17	$0.27

Diluted earnings per share	$0.17	$0.26

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In millions)
Assets
Current assets
Cash and cash equivalents	$7.1	$3.7
Accounts receivable, net	410.1	328.0
Inventories, net	222.4	207.2
Prepaid expenses and other	61.5	45.5
Deferred income taxes	18.3	17.0
Total current assets	719.4	601.4

Property, plant and equipment, net	1,857.8	1,836.0
Deferred income taxes	4.2	3.0
Goodwill	147.8	147.8
Other assets and deferred charges	75.1	78.4
Total assets	$2,804.3	$2,666.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$385.2	$338.5
Trade payable program liability	30.0	42.6
Accrued compensation and benefits	93.0	115.3
Other accrued expenses	64.2	52.8
Total current liabilities	572.4	549.2

Long-term debt	574.5	489.2
Deferred income taxes	116.7	116.1
Postretirement benefits and other long-term liabilities	538.1	517.3
Total liabilities	1,801.7	1,671.8

Stockholders' equity
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	372.9	385.6
Retained earnings	844.4	843.5
Treasury stock at cost, 5.1 million shares in
2005 and 2004	(171.7)	(171.7)
Unearned compensation	-	(14.8)
Accumulated other comprehensive loss, net of tax
Minimum pension liability adjustments	(52.6)	(52.6)
Foreign currency translation adjustments	9.0	3.9
Unrecognized gain on derivatives	0.1	0.4
Total stockholders' equity	1,002.6	994.8
Total liabilities and stockholders' equity	$2,804.3	$2,666.6

         See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended
	March 31,
	2006	2005
	(In millions)
Operating activities
Net income	$8.6	$13.3
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation and amortization	49.4	43.4
Deferred income taxes	(1.6)	3.3
Stock-based compensation	2.5	0.3
Pensions and other postretirement benefits,
net of contributions	24.7	17.1
Loss on retirement of equipment	1.9	0.9
Changes in operating assets and liabilities
Accounts receivable	(81.4)	(32.7)
Inventories	(14.7)	(14.4)
Accounts payable and accrued expenses	36.1	(59.6)
Other assets and liabilities	(18.5)	(5.7)
Net cash (used in) provided by operating activities	7.0	(34.1)

Investing activities
Purchases of property, plant and equipment	(80.8)	(74.8)
Net cash used in investing activities	(80.8)	(74.8)

Financing activities
Net borrowings under revolving credit facilities	85.7	104.3
Payments of long-term debt and capital lease obligations	(0.9)	(1.2)
Employee stock option exercises	0.1	2.2
Dividends paid	(7.7)	(7.4)
Net cash provided by financing activities	77.2	97.9

Effect of exchange rate changes on cash	-	(0.1)

Net increase (decrease) in cash and cash equivalents	3.4	(11.1)

Cash and cash equivalents at beginning of period	3.7	14.4

Cash and cash equivalents at end of period	$7.1	$3.3

Supplemental cash flow information
Interest paid	$11.9	$11.5
Income taxes paid, net of refunds	$8.7	$5.5

         See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline and drivetrain systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related powertrain products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Mexico, Scotland and South Korea.

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

      Accounting for Conditional Asset Retirement Obligations  We have adopted the provisions of Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" and the impact to the consolidated financial statements was not significant.

       Income Tax Expense  Income tax (benefit) expense was $(0.3) million in the first quarter of 2006 as compared to $6.6 million in the first quarter of 2005. Our effective income tax rate was (3.6)% in the first quarter of 2006, 33.0% in the first quarter of 2005 and 30.0% for the full-year 2005. The decrease in our effective income tax rate in the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to a favorable tax adjustment of $3.1 million related to the settlement of federal and state tax liabilities from prior years. Excluding the impact of this one-time adjustment, our effective income tax rate would have been 33.6% for the first quarter of 2006.

The balance sheet at December 31, 2005 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

	March 31,	December 31,
	2006	2005
	(Dollars in millions)

Raw materials and work-in-progress	$225.0	$212.2
Finished goods	33.6	29.9
Gross inventories	258.6	242.1
LIFO reserve	(14.6)	(14.6)
Other inventory valuation reserves	(21.6)	(20.3)
Inventories, net	$222.4	$207.2

3. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in millions)

Revolving credit facilities	$100.0	$-
5.25% Notes, net of discount	249.7	249.7
2.00% Convertible Notes	150.0	150.0
Uncommitted lines of credit	54.5	71.5
Foreign credit facilities and other	17.9	15.6
Capital lease obligations	2.4	2.4
Long-term debt	$574.5	$489.2

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. At March 31, 2006, we had $100.0 million outstanding and $475.0 million available under the Revolving Credit Facility. This availability reflects a reduction of $25.0 million for standby letters of credit issued against the facility.

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

The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. At the option of the holder, under certain conditions, these notes are convertible through 2024. The conversion rate is subject to adjustment for certain events, including the payment of dividends, change of control and other events specified in the indenture. In 2004, we gave notice of our irrevocable election to pay cash for the accreted principal portion of the securities upon conversion.

In the first quarter of 2006, we had access to $100.0 million of uncommitted bank lines of credit. At March 31, 2006, $54.5 million was outstanding under such uncommitted bank credit lines.

The weighted-average interest rate of our long-term debt outstanding at March 31, 2006 was 5.0% as compared to 4.7% at December 31, 2005.

4. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$8.4	$8.4	$10.3	$9.6
Interest cost	8.4	7.9	8.0	7.2
Expected asset return	(7.9)	(7.6)	-	-
Amortized loss	1.3	1.1	1.4	1.0
Amortized prior service cost	0.8	0.8	(0.3)	(0.2)
Net periodic benefit cost	$11.0	$10.6	$19.4	$17.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended
	March 31,
	2006	2005
	(Dollars in millions)

Net income	$8.6	$13.3
Foreign currency translation adjustments, net of tax	5.1	0.6
Unrecognized loss on derivatives, net of tax	(0.3)	(0.4)
Comprehensive income	$13.4	$13.5

6. EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended
	March 31,
	2006	2005
	(In millions, except per share data)
Numerator
Net Income	$8.6	$13.3

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	50.3	49.9

Effect of dilutive securities
Dilutive options and restricted stock	0.8	1.2

Diluted shares outstanding -
Adjusted weighted-average shares after
assumed conversions	51.1	51.1

Basic EPS	$0.17	$0.27

Diluted EPS	$0.17	$0.26

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No. 123(R), (SFAS 123R),“Share-Based Payment.” Prior to the adoption of SFAS 123R, we accounted for our stock compensation plans according to APB Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees,” and related interpretations. We adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method, therefore not restating the prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, (SFAS 123) “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first quarter of 2006 based on its historical experience during the preceding fiscal years.

Effective December 31, 2005, we accelerated the vesting of approximately 1.8 million “out of the money” stock options, all of which became immediately exercisable in full. The acceleration was intended to eliminate future compensation expense with respect to the “out of the money” stock options that we would otherwise recognize under our adoption of SFAS 123R on January 1, 2006.

On March 15, 2006, approximately 0.3 million stock options were awarded to our executive officers, which resulted in an immaterial amount of compensation expense recorded in the first quarter of 2006. As a result of the accelerated vesting effective December 31, 2005, substantially all stock options were fully vested upon adoption of SFAS 123R. Therefore, the impact of adopting SFAS 123R was not material for the first quarter of 2006.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the first quarter of 2005:
Three months ended
March 31, 2005
Net income as reported	(In millions, except per share data) $ 13.3
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3.2)
Pro forma net income	$ 10.1
Basic — as reported	$ 0.27
Basic — pro forma	$ 0.21
Diluted — as reported	$ 0.26
Diluted — pro forma	$ 0.20

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected volatility	41.31%	41.64%
Risk-free interest rate	4.78%	4.36%
Dividend yield	3.70%	2.25%
Expected life of options	7 years	7 years
Weighted-average grant-date fair value	$5.33	$10.50

We also award performance accelerated restricted stock and restricted stock units (PARS and RSUs, respectively) under our 1999 Stock Incentive Plan. Prior to the adoption of SFAS 123R, the total amount of compensation expense associated with the PARS was recorded as unearned compensation and is presented as a separate component of stockholders’ equity. In 2006, as required by SFAS 123R, the remaining unearned compensation was eliminated against paid-in capital.  The total amount of compensation expense associated with the RSUs is recorded as an accrued liability when incurred. The PARS and RSUs vest over three to five years contingent upon the satisfaction of AAM's future financial performance targets. The unearned compensation is expensed over the vesting period.

In the first quarter of 2006, we recognized approximately $2.5 million of expense related to stock-based compensation awards as compared to $0.3 million in the first quarter of 2005. We expect that our stock-based compensation expense will increase by approximately $6.0 million in 2006 as compared to 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/ all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 76% of our total net sales in the first quarter of 2006 as compared to 78% for the full-year 2005.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. As part of this program, we supply a fully integrated computer-controlled chassis system for the Dodge Ram Power Wagon. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were 14.6% of our total net sales in the first quarter of 2006 as compared to approximately 13% for the full-year 2005.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Magna International, Inc. and The Timken Company. Our net sales to customers other than GM increased approximately 20% to $203.6 in the first quarter of 2006 as compared to to $169.2 million for the first quarter of 2005.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net Sales Net sales were $834.8 million in the first quarter of 2006 as compared to $818.9 million in the first quarter of 2005. The increase in 2006 net sales of 1.9% relative to 2005 reflect an estimated 8% increase in production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler. This increase was partially offset by an estimated 11% decrease in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,205 in the first quarter of 2006 as compared to $1,183 in the first quarter of 2005. Production mix shifts favoring the 4WD HUMMER H3 and higher production volumes of our largest axles supporting the Dodge Ram program were the primary drivers of content growth for the quarter. Our 4WD/AWD penetration rate was 62.6% in the first quarter of 2006 as compared to 63.4% in the first quarter of 2005.

Gross Profit Gross profit was $63.5 million in the first quarter of 2006 as compared to $72.3 million in the first quarter of 2005. Gross margin was 7.6 % in the first quarter of 2006 as compared to 8.8% in the first quarter of 2005. Our gross profit in the first quarter of 2006 was adversely impacted by increased non-cash expenses related to depreciation and amortization, pension and other postretirement benefit costs and stock-based compensation. Higher fringe benefit costs, including supplemental unemployment benefits to our hourly associates also negatively impacted gross profit for the first quarter of 2006. We also experienced higher energy costs and increased launch costs, which include non-capitalizable project expenses in addition to machine start-up costs.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $48.4 million or 5.8% of net sales in the first quarter of 2006 as compared to $46.6 million or 5.7% of net sales in the first quarter of 2005. R&D increased 9.7% to $19.3 million in the first quarter of 2006 as compared to $17.6 million in the first quarter of 2005. In addition to higher R&D spending, SG&A in the first quarter of 2006 reflects the impact of increased pension and postretirement benefits and stock-based compensation in addition to higher costs incurred to support our strategic growth initiatives in other countries partially offset by lower profit sharing expense as a result of lower earnings.

Operating Income Operating income was $15.1 million in the first quarter of 2006 as compared to $25.7 million in the first quarter of 2005. Operating margin was 1.8% in the first quarter of 2006 as compared to 3.1% in the first quarter of 2005. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense increased 21.3% to $7.4 million in the first quarter of 2006 as compared to $6.1 million in the first quarter of 2005. The increase in interest expense was principally due to higher average outstanding borrowings and higher interest rates.

Income Tax Expense Income tax (benefit) expense was $(0.3) million in the first quarter of 2006 as compared to $6.6 million in the first quarter of 2005. Our effective income tax rate was (3.6)% in the first quarter of 2006, 33.0% in the first quarter of 2005 and 30.0% for the full-year 2005. The decrease in our effective income tax rate in the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to a favorable tax adjustment of $3.1 million related to the settlement of federal and state tax liabilities from prior years. Excluding the impact of this one-time adjustment, our effective income tax rate would have been 33.6% for the first quarter of 2006.

Net Income and Earnings Per Share (EPS) Net income was $8.6 million in the first quarter of 2006 as compared to $13.3 million in the first quarter of 2005. Diluted earnings per share were $0.17 in the first quarter of 2006 as compared to $0.26 in the first quarter of 2005. Net income and EPS for the first quarter of 2006 and 2005 were primarily impacted by the factors discussed in Gross Profit and SG&A.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $65.1 million in the first quarter of 2006 as compared to $69.6 million in the first quarter of 2005. EBITDA for the first quarter of 2006 and 2005 was primarily impacted by the factors discussed in Gross Profit and SG&A.

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

Operating Activities Net cash provided by operating activities was $7.0 million in the first quarter of 2006 as compared to net cash used in operating activities of $34.1 million in the first quarter of 2005. The primary factors impacting cash flow in the first quarter of 2006 as compared to the first quarter of 2005 were:

•	Lower net income;

•	Higher tax payments;

•	Lower contributions to pension and other postretirement benefit plans;

•	Higher collections of metal market pass-throughs;

•	Lower profit sharing payout; and

•	Favorable impact of material cost savings and other productivity improvements

Accounts Receivable Accounts receivable increased $82.1 million at March 31, 2006 as compared to year-end 2005. This increase was primarily due to increased sales activity in February and March of 2006 as compared to November and December of 2005.

Pension and postretirement benefit obligations The net cash impact of our pension and postretirement benefit plans was $24.7 million in the first quarter of 2006 as compared to $17.1 million in the first quarter of 2005. This change primarily reflects a timing difference of the amounts funded in the first quarter of 2006 as compared to the first quarter of 2005.

Investing Activities Capital expenditures were $80.8 million in the first quarter of 2006 as compared to $74.8 million in the first quarter of 2005. We expect our capital spending in 2006 to be in the range of $260.0 million to $275.0 million supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs. We expect to have expenditures in 2006 that will continue to support our selective global expansion initiatives with new regional manufacturing facilities in China and Poland and new equipment to enhance our testing and validation capabilities at our European Headquarters in Bad Homburg, Germany. Other major capital projects include the expansion of our Colfor Manufacturing operations in Minerva, Ohio and expenditures to support passenger car and crossover vehicle programs in our new and incremental business backlog.

Net Operating Cash Flow and Free Cash Flow For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities Net cash provided by financing activities was $77.2 million in the first quarter of 2006 as compared to $97.9 million in the first quarter of 2005. The decreased need for financing activities was primarily the result of increased cash provided by operating activities. Total long-term debt outstanding increased $85.3 million in the first quarter of 2006 to $574.5 million as compared to $489.2 million at year-end 2005. Our long-term debt normally increases in the first quarter of any given year to fund increased working capital requirements resulting from our customers’ seasonal production requirements.

At March 31, 2006, we had $100.0 million outstanding and $475.0 million available under the Revolving Credit Facility. This availability reflects a reduction of $25.0 million for standby letters of credit issued against the facility. We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs. At March 31, 2006, $72.4 million was outstanding and $88.7 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding in the first quarter of 2006 was 5.2% as compared to 5.0% for the year ended December 31, 2005.

We lease certain machinery and equipment under operating leases expiring at various dates. Pursuant to these operating leases, we have the opportunity to purchase the underlying machinery and equipment at specified buy-out dates. In April 2006, we exercised our purchase options for $19.5 million of such equipment and renewed equipment leases in the amount of $10.4 million. Remaining lease renewal or repurchase options in 2006 are $76.0 million.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first quarter of 2006, and we do not expect such expenditures to be significant for the remainder of 2006.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123(R), (SFAS 123R) “Share-Based Payment.” SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured on the fair value of the equity or liability instruments issued. Effective April 14, 2005, the Securities and Exchange Commission issued a new rule that amends the compliance dates for companies to implement the revised statement to the beginning of their next fiscal year after June 15, 2005, which for AAM is January 1, 2006. We adopted SFAS 123R on January 1, 2006, and the adoption did not have a material impact for the first quarter of 2006. In the first quarter of 2006, we recognized approximately $2.5 million of expense related to stock-based compensation awards as compared to $0.3 million in the first quarter of 2005. We expect that our stock-based compensation expense will increase by approximately $6.0 million in 2006 as compared to 2005.

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three months ended March 31, 2006 and 2005 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measure differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended
	March 31,
	2006	2005
	(Dollars in millions)

Net income	$8.6	$13.3
Interest expense	7.4	6.3
Income taxes	(0.3)	6.6
Depreciation and amortization	49.4	43.4
EBITDA	$65.1	$69.6

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

Net Operating Cash Flow and Free Cash Flow

	Three months ended
	March 31,
	2006	2005
	(Dollars in millions)

Net cash provided by (used in) operating activities	$7.0	$(34.1)
Less: Purchases of property, plant and equipment	80.8	74.8
Net operating cash flow	(73.8)	(108.9)
Less: Dividends paid	7.7	7.4
Free cash flow	(81.5)	$(116.3)

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

Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Euro, Mexican Peso, Pound Sterling, Brazilian Real and Canadian Dollar. At March 31, 2006, we had currency forward contracts with a notional amount of $39.9 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on certain credit facilities. From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 20% of our weighted-average interest rate at March 31, 2006) on our long-term debt outstanding at March 31, 2006 would be approximately $1.7 million on an annualized basis.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of March 31, 2006, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2005 Form 10-K.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

By: /s/ Michael K. Simonte
Michael K. Simonte
Vice President - Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
May 2, 2006

EXHIBIT INDEX

Number	Description of Exhibit

*10.52	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Vice President - Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Vice President - Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

* Filed herewith