Form 10-Q
period 2006-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2006-07-28
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 26, 2006, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 51,896,730 shares.

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
   ITEM 1:  FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        CONDENSED CONSOLIDATED BALANCE SHEETS
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS
    ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    ITEM 4:  CONTROLS AND PROCEDURES
PART II.  OTHER INFORMATION
    ITEM 1A:  RISK FACTORS
    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ITEM 6:  EXHIBITS
SIGNATURES
EXHIBIT INDEX
EX 31.1 CERTIFICATION - CEO - RULE 13a-14(a)
EX 31.2 CERTIFICATION - CFO - RULE 13a-14(a)
EX.32 SECTION 906 CERTIFICATIONS

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by General Motors Corporation (GM), DaimlerChrysler Corporation (DaimlerChrysler) or other customers;

•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and DaimlerChrysler);

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions, except per share data)

Net sales	$874.6	$867.7	$1,709.4	$1,686.6

Cost of goods sold	784.7	782.3	1,556.0	1,528.9

Gross profit	89.9	85.4	153.4	157.7

Selling, general and administrative expenses	49.4	49.0	97.9	95.6

Operating income	40.5	36.4	55.5	62.1

Net interest expense	(7.9)	(6.6)	(15.3)	(12.7)

Other income (expense)
Debt refinancing and redemption costs	(2.4)	-	(2.4)	-
Other, net	0.7	(1.7)	1.4	(1.4)

Income before income taxes	30.9	28.1	39.2	48.0

Income taxes	10.5	9.2	10.1	15.8

Net income	$20.4	$18.9	$29.1	$32.2

Basic earnings per share	$0.41	$0.38	$0.58	$0.64

Diluted earnings per share	$0.40	$0.37	$0.57	$0.63

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In millions)
Assets
Current assets
Cash and cash equivalents	$10.8	$3.7
Accounts receivable, net	428.1	328.0
Inventories, net	226.0	207.2
Prepaid expenses and other	57.7	45.5
Deferred income taxes	19.8	17.0
Total current assets	742.4	601.4

Property, plant and equipment, net	1,910.2	1,836.0
Deferred income taxes	6.0	3.0
Goodwill	147.8	147.8
Other assets and deferred charges	72.5	78.4
Total assets	$2,878.9	$2,666.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$404.9	$338.5
Trade payable program liability	27.7	42.6
Accrued compensation and benefits	104.9	115.3
Other accrued expenses	47.1	52.8
Total current liabilities	584.6	549.2

Long-term debt	591.3	489.2
Deferred income taxes	113.2	116.1
Postretirement benefits and other long-term liabilities	572.0	517.3
Total liabilities	1,861.1	1,671.8

Stockholders' equity
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	375.4	385.6
Retained earnings	857.2	843.5
Treasury stock at cost, 5.1 million shares
in 2006 and 2005	(171.8)	(171.7)
Unearned compensation	-	(14.8)
Accumulated other comprehensive loss, net of tax
Minimum pension liability adjustments	(52.6)	(52.6)
Foreign currency translation adjustments	9.9	3.9
Unrecognized (loss) gain on derivatives	(0.8)	0.4
Total stockholders' equity	1,017.8	994.8
Total liabilities and stockholders' equity	$2,878.9	$2,666.6

                See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
	(In millions)
Operating activities
Net income	$29.1	$32.2
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	100.4	88.8
Deferred income taxes	(7.9)	1.7
Stock-based compensation	5.2	1.8
Pensions and other postretirement benefits, net of contributions	52.9	33.2
Loss on retirement of equipment	4.8	1.6
Debt refinancing and redemption costs	2.4	-
Changes in operating assets and liabilities
Accounts receivable	(98.8)	(82.7)
Inventories	(18.0)	(14.9)
Accounts payable and accrued expenses	56.2	(3.7)
Other assets and liabilities	(26.6)	(5.6)
Net cash provided by operating activities	99.7	52.4

Investing activities
Purchases of property, plant and equipment	(156.0)	(161.2)
Purchase buyouts of leased equipment	(19.5)	-
Net cash used in investing activities	(175.5)	(161.2)

Financing activities
Net borrowings under revolving credit facilities	25.6	115.1
Proceeds from the issuance of long-term debt	204.8	-
Payments of long-term debt and capital lease obligations	(129.3)	(3.4)
Debt issuance costs	(3.1)	-
Employee stock option exercises	0.2	3.4
Dividends paid	(15.5)	(15.0)
Net cash provided by financing activities	82.7	100.1

Effect of exchange rate changes on cash	0.2	(0.1)

Net increase (decrease) in cash and cash equivalents	7.1	(8.8)

Cash and cash equivalents at beginning of period	3.7	14.4

Cash and cash equivalents at end of period	$10.8	$5.6

Supplemental cash flow information
Interest paid	$18.3	$15.3
Income taxes paid, net of refunds	$34.7	$22.3

S          See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline and drivetrain systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related powertrain products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Mexico, Poland, Scotland and South Korea.

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

	June 30,	December 31,
	2006	2005
	(Dollars in millions)

Raw materials and work-in-progress	$230.2	$212.2
Finished goods	34.1	29.9
Gross inventories	264.3	242.1
LIFO reserve	(14.6)	(14.6)
Other inventory valuation reserves	(23.7)	(20.3)
Inventories, net	$226.0	$207.2

3. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in millions)

Revolving credit facilities	$50.0	$-
5.25% Notes, net of discount	249.7	249.7
2.00% Convertible Notes	21.6	150.0
Term Loan	200.0	-
Uncommitted lines of credit	40.0	71.5
Foreign credit facilities and other	27.6	15.6
Capital lease obligations	2.4	2.4
Long-term debt	$591.3	$489.2

    The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. At June 30, 2006, we had $50.0 million outstanding and $525.0 million available under the Revolving Credit Facility. This availability reflects a reduction of $25.0 million for standby letters of credit issued against the facility.

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

The 2.00% Convertible Notes due 2024 (2.00% Convertible Notes) are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. In the second quarter of 2006, the 2.00% Convertible Notes became convertible into cash under the terms of the indenture. A total of $128.4 million of the notes were converted into cash during the second quarter and $21.6 million of the notes remain outstanding as of June 30, 2006. The cash conversion rights on the outstanding notes remain in effect as of the date of this filing. We had been amortizing fees and expenses associated with the 2.00% Convertible Notes over the life of the security. As a result of the conversions, we expensed the proportional amount of unamortized debt issuance costs in the second quarter of 2006, which totaled $2.4 million.

On June 28, 2006, we entered into a $200.0 million senior unsecured term loan (Term Loan) that matures on April 12, 2010. The obligations of AAM under the Term Loan are guaranteed by Holdings. Proceeds from this financing will be used for general corporate purposes and to finance payments related to the cash conversion of the 2.00% Convertible Notes. Borrowings under the Term Loan bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin. The Term Loan includes an uncommitted incremental facility, pursuant to which AAM may be able to increase the total commitment under the Term Loan by up to $50.0 million, subject to certain terms and conditions.

Concurrent with the Term Loan, we entered into an interest rate swap with a notional amount of up to $200 million through April 2010. This interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates.

In the second quarter of 2006, we had access to $60.0 million of uncommitted bank lines of credit. At June 30, 2006, $40.0 million was outstanding and $20.0 million was available under such uncommitted bank credit lines.

The weighted-average interest rate of our long-term debt outstanding at June 30, 2006 was 7.2% as compared to 4.7% at December 31, 2005.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$8.4	$8.4	$16.8	$16.8
Interest cost	8.3	7.9	16.7	15.8
Expected asset return	(7.8)	(7.6)	(15.7)	(15.2)
Amortized loss	1.3	1.1	2.6	2.2
Amortized prior service cost	0.8	0.8	1.6	1.6
Net periodic benefit cost	$11.0	$10.6	$22.0	$21.2

	Other Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$10.3	$9.5	$20.6	$19.1
Interest cost	8.0	7.2	16.0	14.4
Amortized loss	1.4	1.0	2.8	2.0
Amortized prior service cost	(0.4)	(0.2)	(0.7)	(0.4)
Net periodic benefit cost	$19.3	$17.5	$38.7	$35.1

We have no required obligations for our U.S. pension plans in 2006; funding for our foreign pension plans is expected to be less than $5 million.  Our cash outlay for other postretirement benefit obligations is expected to be approximately $5 million in 2006.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net income	$20.4	$18.9	$29.1	$32.2
Foreign currency translation adjustments, net of tax	0.9	7.1	6.0	7.7
Unrecognized loss on derivatives, net of tax	(0.9)	(0.2)	(1.2)	(0.6)
Comprehensive income	$20.4	$25.8	$33.9	$39.3

6. EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions, except per share data)

Numerator
Net income	$20.4	$18.9	$29.1	$32.2

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	50.3	50.1	50.3	50.0

Effect of dilutive securities
Dilutive stock-based compensation	0.9	0.8	0.8	0.9

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	51.2	50.9	51.1	50.9

Basic EPS	$0.41	$0.38	$0.58	$0.64

Diluted EPS	$0.40	$0.37	$0.57	$0.63

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No. 123(R), (SFAS 123R),“Share-Based Payment.” Prior to the adoption of SFAS 123R, we accounted for our stock compensation plans according to APB Opinion No. 25. (APB 25) “Accounting for Stock Issued to Employees,” and related interpretations. We adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and, therefore, did not restate the prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, (SFAS 123) “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate based on our historical experience.

Effective December 31, 2005, we accelerated the vesting of approximately 1.8 million “out of the money” stock options, all of which became immediately exercisable in full. The acceleration was intended to eliminate future compensation expense with respect to the “out of the money” stock options that we would otherwise recognize under our adoption of SFAS 123R on January 1, 2006.

On March 15, 2006, we awarded approximately 0.3 million stock options to our executive officers, which resulted in an immaterial amount of compensation expense recorded in the first half of 2006. As a result of the accelerated vesting effective December 31, 2005, substantially all stock options were fully vested upon adoption of SFAS 123R. Therefore, the impact of adopting SFAS 123R was not material for the first half of 2006.

As of June 30, 2006, unrecognized compensation cost related to nonvested stock options totaled $1.9 million. The weighted average period over which this cost is expected to be recognized is 2.6 years. The total intrinsic value of options outstanding and exercisable as of June 30, 2006 was $15.6 million and $15.0 million, respectively. The total intrinsic value of stock options exercised for the first half of 2006 and 2005 was $0.3 million and $9.1 million, respectively.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the second quarter and first half of 2005:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
	(In millions, except per share data)
Net income, as reported	$18.9	$32.2
Deduct: Total employee stock option expense
determined under the fair value method, net of tax	(3.1)	(6.3)
Pro forma net income	$15.8	$25.9
Basic - as reported	$0.38	$0.64
Basic - pro forma	$0.32	$0.52
Diluted - as reported	$0.37	$0.63
Diluted - pro forma	$0.32	$0.51

     AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected volatility	41.31%	41.64%
Risk-free interest rate	4.78%	4.36%
Dividend yield	3.70%	2.25%
Expected life of option	7 years	7 years
Weighted average grant-date fair value	$5.33	$10.50

We also award performance accelerated restricted stock and restricted stock units (PARS and RSUs, respectively) under our 1999 Stock Incentive Plan. Prior to the adoption of SFAS 123R, the total amount of compensation expense associated with the PARS was recorded as unearned compensation and presented as a separate component of stockholders’ equity. In 2006, as required by SFAS 123R, the remaining unearned compensation was eliminated against paid-in-capital. The total amount of compensation expense associated with the RSUs is recorded as an accrued liability when incurred. The PARS and RSUs vest over three to five years contingent upon the satisfaction of AAM’s future financial performance targets.

As of June 30, 2006, unrecognized compensation cost related to nonvested PARS and RSUs totaled $26.2 million. The weighted average period over which this cost is expected to be recognized is 2.5 years. The total fair market value of PARS and RSUs vested in the first half of 2006 was $0.4 million.

In the second quarter of 2006, we recognized approximately $2.7 million of expense related to stock-based compensation awards as compared to $1.5 million in the second quarter of 2005. In the first half of 2006, we recognized approximately $5.2 million of expense related to stock-based compensation awards as compared to $1.8 million in the first half of 2005.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/ all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 76% of our total net sales in the first half of 2006 as compared to 78% for the full-year 2005.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. As part of this program, we supply a fully integrated computer-controlled chassis system for the Dodge Ram Power Wagon. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were approximately 14% and 13% of our total net sales in the first half of 2006 and 2005, respectively.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, Ssangyong Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Magna International, Inc. and The Timken Company. Our net sales to customers other than GM increased approximately 15% to $408.1 million in the first half of 2006 as compared to $354.2 million for the first half of 2005.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net Sales Net sales were $874.6 million in the second quarter of 2006 as compared to $867.7 million in the second quarter of 2005. As compared to the second quarter of 2005, our sales in the second quarter of 2006 reflects an estimated 5% increase in customer production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler and an estimated 23% decrease in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,216 in the second quarter of 2006 as compared to $1,185 in the second quarter of 2005. This increase is due primarily to the impact of new AAM content appearing on GM’s full-size utility vehicles, as well as production mix shifts favoring AAM’s axles and driveline systems for the Dodge Ram and the 4WD HUMMER H3 programs in the mid-size SUV segment. Our 4WD/AWD penetration rate was 62.3% in the second quarter of 2006 as compared to 61.8% in the second quarter of 2005.

Gross Profit Gross profit was $89.9 million in the second quarter of 2006 as compared to $85.4 million in the second quarter of 2005. Gross margin was 10.3% in the second quarter of 2006 as compared to 9.8% in the second quarter of 2005. The increase in gross profit in the second quarter of 2006 as compared to the second quarter of 2005 is primarily a result of ongoing productivity improvements including material cost reductions and the favorable impact of additional metal market agreements. Our gross profit in the second quarter of 2005 included an $8.9 million pre-tax charge related to lump-sum voluntary separation payments that did not recur in 2006. This increase in gross profit was partially offset by increased non-cash expenses related to depreciation and amortization, pension and post-retirement benefit costs and stock-based compensation costs. Higher fringe benefit costs, including supplemental unemployment benefits to hourly associates, and costs associated with new product launches also negatively impacted gross profit for the second quarter of 2006.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $49.4 million or 5.6% of net sales in the second quarter of 2006 as compared to $49.0 million or 5.6% of net sales in the second quarter of 2005. The increase in SG&A reflects higher R&D spending, which increased nearly 10.1% to $20.8 million in the second quarter of 2006 as compared to $18.9 million in the second quarter of 2005. In addition to higher R&D spending, SG&A in the second quarter of 2006 also reflects the impact of higher costs incurred to support our strategic growth initiatives in other countries. These cost increases were offset by ongoing cost controls and the favorable impact of cost recoveries.

Operating Income Operating income was $40.5 million in the second quarter of 2006 as compared to $36.4 million in the second quarter of 2005. Operating margin was 4.6% in the second quarter of 2006 as compared to 4.2% in the second quarter of 2005. The increases operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense increased 19.7% to $7.9 million in the second quarter of 2006 as compared to $6.6 million in the second quarter of 2005. The increase in interest expense was principally due to higher average outstanding borrowings and higher interest rates.

Debt Refinancing Costs Debt refinancing costs expensed in the second quarter of 2006 were $2.4 million. The details of the debt refinancing costs are more fully explained in the section entitled “Liquidity and Capital Resources - Financing Activities.”

Income Tax Expense Income tax expense was $10.5 million in the second quarter of 2006 as compared to $9.2 million in the second quarter of 2005. Our effective income tax rate was 33.9% in the second quarter of 2006, 33.0% in the second quarter of 2005 and 33.0% for the full-year 2005.

Net Income and Earnings Per Share (EPS) Net income was $20.4 million in the second quarter of 2006 as compared to $18.9 million in the second quarter of 2005. Diluted earnings per share were $0.40 in the second quarter of 2006 as compared to $0.37 in the second quarter of 2005. Net income and EPS for the second quarter of 2006 and 2005 were primarily impacted by the factors discussed in Gross Profit and SG&A.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $89.9 million in the second quarter of 2006 as compared to $80.1 million in the second quarter of 2005. EBITDA for the second quarter of 2006 and 2005 was primarily impacted by the factors discussed in Gross Profit and SG&A.  For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Sales Net sales were $1,709.4 million in the first half of 2006 as compared to $1,686.6 million in the first half of 2005. As compared to the first half of 2005, our sales in the first half of 2006 reflects an estimated 6% increase in customer production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler and an estimated 17% decrease in customer production volumes for the GM mid-size light truck and SUV programs.

Our content-per-vehicle was $1,210 in the first half of 2006 as compared to $1,184 in the first half of 2005. New AAM content appearing on GM’s full-size utility vehicles, as well as production mix shifts favoring the Dodge Ram and 4WD HUMMER H3 programs were the primary drivers of content growth in the first half of 2006. The penetration rate of our 4WD/AWD systems was 62.4% in the first half of 2006 as compared to 62.6% in the first half of 2005.

Gross Profit Gross profit was $153.4 million in the first half of 2006 as compared to $157.7 million in the first half of 2005. Gross margin was 9.0% of sales in the first half of 2006 as compared to 9.4% in the first half of 2005. Ongoing productivity improvements including material cost reductions and the favorable impact of additional metal market agreements continued to positively impact our gross profit in the first half of 2006. However, these gains were adversely impacted by increased non-cash expenses related to depreciation and amortization, pension and other postretirement benefit costs and stock-based compensation costs. Higher fringe benefit costs, including supplemental unemployment benefits to hourly associates also negatively impacted gross profit for the first half of 2006. We also experienced higher energy costs and increased launch costs, which include non-capitalizable project expenses and machine start-up costs. This decrease is partially offset by an $8.9 million pre-tax charge in 2005 related to lump-sum voluntary separation payments that did not recur in 2006.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $97.9 million or 5.7% of net sales in the first half of 2006 as compared to $95.6 million or 5.7% of net sales in the first half of 2005. R&D increased 9.9% to $40.1 million in the first half of 2006 as compared to $36.5 million in the first half of 2005. In addition to higher R&D spending, SG&A reflects increased pension and postretirement benefits and stock-based compensation expense in addition to higher costs incurred to support our strategic growth initiatives in other countries.

Operating Income Operating income was $55.5 million in the first half of 2006 as compared to $62.1 million in the first half of 2005. Operating margin was 3.2% in the first half of 2006 as compared to 3.7% in the first half of 2005. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense increased 20.5% to $15.3 million in the first half of 2006 as compared to $12.7 million in the first half of 2005. The increase in interest expense was principally due to higher average outstanding borrowings and higher interest rates.

Debt Refinancing Costs Debt refinancing costs expensed in the first half of 2006 were $2.4 million. The details of the debt refinancing costs are more fully explained in the section entitled “Liquidity and Capital Resources - Financing Activities.”

Income Tax Expense Income tax expense was $10.1 million in the first half of 2006 as compared to $15.8 million in the first half of 2005. Our effective income tax rate was 25.9% in the first half of 2006, 33.0% in the first half of 2005 and 33.0% for the full-year 2005. The decrease in our effective income tax rate in the first half of 2006 as compared to the first half of 2005 was primarily due to an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income. In addition, the effective tax rate in the first half of 2006 reflects two settlements of tax liabilities from prior years, a $3.1 million favorable settlement in the first quarter of 2006 and a $2.6 million unfavorable settlement in the second quarter of 2006. This decrease in the effective tax rate was partially offset by the lapse of the federal R&D credit as of December 31, 2005.

Net Income and Earnings Per Share (EPS) Net income was $29.1 million in the first half of 2006 as compared to $32.2 million in the first half of 2005. Diluted earnings per share were $0.57 in the first half of 2006 as compared to $0.63 in the first half of 2005. Net income and EPS for the first half of 2006 and 2005 were primarily impacted by the factors discussed in Gross Profit and SG&A.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $155.0 million in the first half of 2006 as compared to $149.7 million in the first half of 2005. EBITDA for the first half of 2006 and 2005 were primarily impacted by the factors discussed in Gross Profit and SG&A.  For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, working capital investments and our quarterly cash dividend program. We believe that operating cash flow and borrowings under our Revolving Credit Facility will be sufficient to meet these needs in the foreseeable future.

Operating Activities Net cash provided by operating activities was $99.7 million in the first half of 2006 as compared to $52.4 million in the first half of 2005. The primary factors impacting cash flow in the first half of 2006 as compared to the first half of 2005 were:

•	Lower contributions to pension and other postretirement benefit plans;

•	Lower profit sharing payout;

•	Higher collections of metal market pass-throughs;

•	Higher tax payments; and

•	Ongoing productivity improvements including material cost reductions.

Accounts Receivable Accounts receivable increased $98.8 million at June 30, 2006 as compared to year-end 2005. This increase was primarily due to increased sales activity in May and June of 2006 as compared to November and December of 2005.

Pension and postretirement benefit obligations The adjustment to net operating cash flow related to pension and postretirement benefits was $52.9 million in the first half of 2006 as compared to $33.2 million in the first half of 2005. This change primarily reflects a difference of the amounts funded in the first half of 2006 as compared to the first half of 2005. We have no required obligations for our U.S. pension plans in 2006; funding for our foreign pension plans is expected to be less than $5 million.  The cash outlay for other postretirement benefit obligations is expected to be approximately $5 million in 2006.

Investing Activities Capital expenditures were $156.0 million in the first half of 2006 as compared to $161.2 million in the first half of 2005. We expect our capital spending in 2006 to be in the range of $260.0 million to $280.0 million supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs. We expect to have expenditures in 2006 that will continue to support our selective global expansion initiatives with new regional manufacturing facilities in China and Poland and new equipment to enhance our testing and validation capabilities at our European Headquarters in Bad Homburg, Germany. Other major capital projects include the expansion of our Colfor Manufacturing operations in Minerva, Ohio and expenditures to support passenger car and crossover vehicle programs in our new and incremental business backlog.

We lease certain machinery and equipment under operating leases with various expiration dates.  Pursuant to these operating leases, we have the option to purchase the underlying machinery and equipment on specified dates.  In the second quarter of 2006, we exercised our purchase options for $19.5 million of such equipment, renewed equipment leases in the amount of $10.4 million and elected to exercise our purchase option for $45.8 million of assets in the fourth quarter of 2006.  In July 2006, we elected our purchase option for an additional $6.7 million in the fourth quarter of 2006 and renewed equipment leases in the amount of $23.2 million.

Net Operating Cash Flow and Free Cash Flow For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities Net cash provided by financing activities was $82.7 million in the first half of 2006 as compared to $100.1 million in the first half of 2005. The decrease in cash provided from financing activities in the first half of 2006 as compared to the first half of 2005 was primarily the result of increased cash provided by operating activities. Total long-term debt outstanding increased $102.1 million in the first half of 2006 to $591.3 million as compared to $489.2 million at year-end 2005. Our long-term debt normally increases in the first half of any given year to fund increased working capital requirements resulting from our customers’ seasonal production requirements.

In the first half of 2006, the 2.00% Convertible Notes due 2024 became convertible into cash under terms of the indenture. A total of $128.4 million of the notes were converted into cash during the second quarter and $21.6 million of the notes remain outstanding as of June 30, 2006. The cash conversion rights remain in effect as of the date of this filing. We had been amortizing fees and expenses associated with the 2.00% Convertible Notes over the life of the security. As a result of these conversions, we expensed the proportional amount of unamortized debt issuance costs in the second quarter of 2006, which totaled $2.4 million.

On June 28, 2006, we entered into a $200.0 million senior unsecured term loan (Term Loan) that matures on April 12, 2010. The obligations of AAM under the Term Loan are guaranteed by Holdings. Proceeds from this financing will be used for general corporate purposes and to finance payments related to the cash conversion of the 2.00% Convertible Notes. Borrowings under the Term Loan bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin. The Term Loan includes an uncommitted incremental facility, pursuant to which AAM may be able to increase the total commitment under the Term Loan by up to $50.0 million.

At June 30, 2006, we had $50.0 million outstanding and $525.0 million available under the Revolving Credit Facility. This availability reflects a reduction of $25.0 million for standby letters of credit issued against the facility. We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs. At June 30, 2006, $67.6 million was outstanding and $54.8 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding was 5.5% for the first half of 2006 as compared to 5.0% for the year ended December 31, 2005.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first half of 2006, and we do not expect such expenditures to be significant for the remainder of 2006.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123(R), (SFAS 123R) “Share-Based Payment.” SFAS 123R replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured on the fair value of the equity or liability instruments issued. We adopted SFAS 123R on January 1, 2006, and the adoption did not have a material impact for the first half of 2006. We expect that our stock-based compensation expense will increase by approximately $6.0 million in 2006 as compared to 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the criteria for recognition of income tax benefits in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The effective date for this interpretation is January 1, 2007. We are currently assessing the impact of this interpretation.

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three and six months ended June 30, 2006 and 2005 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measures differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net income	$20.4	$18.9	$29.1	$32.2
Interest expense	7.9	6.6	15.4	12.9
Income taxes	10.5	9.2	10.1	15.8
Depreciation and amortization	51.1	45.4	100.4	88.8
EBITDA	$89.9	$80.1	$155.0	$149.7

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

Net Operating Cash Flow and Free Cash Flow

	Six months ended
	June 30,
	2006	2005
	(Dollars in millions)

Net cash provided by operating activities	$99.7	$52.4
Less: Purchases of property, plant and equipment	156.0	161.2
Net operating cash flow	(56.3)	(108.8)
Less: Dividends paid	15.5	15.0
Free cash flow	$(71.8)	$(123.8)

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

Currency Exchange Risk Because most of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar. At June 30, 2006, we had currency forward contracts with a notional amount of $56.0 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on certain credit facilities. From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates. Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the next cost of such agreements as an adjustment to interest expense over the lives of the debt agreements. In June 2006, we hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of up to $200 million through April 2010.  This interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 14% of our weighted-average interest rate at June 30, 2006) on our long-term debt outstanding at June 30, 2006 would be approximately $1.2 million on an annualized basis.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2006, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2005 Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 27, 2006. At the meeting, the following matters were submitted to a vote of the stockholders.

The election of directors to serve for the terms indicated below:

	Number of Votes

	For	Withheld
Directors:
Forest J. Farmer*	47,194,817	833,253
Richard C. Lappin*	47,593,905	434,435
Thomas K. Walker*	47,042,563	985,777

* To hold office until the 2009 annual meeting of stockholders.

Directors whose term of office continued after the meeting are Elizabeth A. Chappell, Richard E. Dauch, B.G. Mathis, William P. Miller II, Larry K. Switzer and Dr. Henry T. Yang.

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
            July 28, 2006

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