Form 10-Q
period 2006-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2006-10-27
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 25, 2006, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 51,884,582 shares.

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

AMERICAN AXLE & MANUFACTURING, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
INDEX

		Page No.
	CAUTIONARY STATEMENTS	1
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	2
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	2
	CONDENSED CONSOLIDATED BALANCE SHEETS	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	4
	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	24
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 1A.	RISK FACTORS	25
ITEM 6.	EXHIBITS	25
	SIGNATURES	26
	EXHIBIT INDEX	27

EX 10.53  CREDIT AGREEMENT DATED AS OF JUNE 28, 2006, AMENDED AS OF AUGUST 9, 2006 AMONG AMERICAN AXLE & MANUFACTURING, INC., AMERICAN AXLE & MANUFACTURING HOLDINGS,  INC., AND JPMORGAN CHASE BANK, N.A., AND BANK OF AMERICA, N.A.

EX 31.1  CERTIFICATION - CEO - RULE 13a-14(a)

EX 31.2  CERTIFICATION - CFO - RULE 13a-14(a)

EX 32  SECTION 906 CERTIFICATIONS

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by General Motors Corporation (GM), DaimlerChrysler Corporation (DaimlerChrysler) or other customers;

•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and DaimlerChrysler);

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to achieve cost reductions through our special attrition and salaried retirement incentive programs;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs;

•	our ability to respond to changes in technology or increased competition;

•
adverse changes in laws, government regulations or market conditions including increases in fuel prices affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions, except per share data)

Net sales	$701.2	$848.1	$2,410.6	$2,534.7

Cost of goods sold	763.2	764.8	2,319.2	2,293.7

Gross profit (loss)	(62.0)	83.3	91.4	241.0

Selling, general and administrative expenses	48.0	48.4	145.9	144.0

Operating income (loss)	(110.0)	34.9	(54.5)	97.0

Net interest expense	(11.7)	(7.3)	(27.0)	(20.0)

Other income (expense)
Debt refinancing costs	(0.3)	-	(2.7)	-
Other, net	10.1	1.2	11.4	(0.2)

Income (loss) before income taxes	(111.9)	28.8	(72.8)	76.8

Income tax expense (benefit)	(49.0)	9.5	(38.9)	25.3

Net income (loss)	$(62.9)	$19.3	$(33.9)	$51.5

Basic earnings (loss) per share	$(1.25)	$0.38	$(0.67)	$1.03

Diluted earnings (loss) per share	$(1.25)	$0.38	$(0.67)	$1.01

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In millions)
Assets
Current assets
Cash and cash equivalents	$13.9	$3.7
Accounts receivable, net	352.5	328.0
Inventories, net	236.9	207.2
Prepaid expenses and other	81.6	45.5
Deferred income taxes	44.9	17.0
Total current assets	729.8	601.4

Property, plant and equipment, net	1,916.1	1,836.0
Deferred income taxes	35.9	3.0
Goodwill	147.8	147.8
Other assets and deferred charges	76.4	78.4
Total assets	$2,906.0	$2,666.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$348.6	$338.5
Trade payable program liability	21.1	42.6
Accrued compensation and benefits	192.7	115.3
Other accrued expenses	42.6	52.8
Total current liabilities	605.0	549.2

Long-term debt	628.4	489.2
Deferred income taxes	96.3	116.1
Postretirement benefits and other long-term liabilities	625.5	517.3
Total liabilities	1,955.2	1,671.8

Stockholders' equity
Common stock, par value $0.01 per share	0.5	0.5
Paid-in capital	378.1	385.6
Retained earnings	786.5	843.5
Treasury stock at cost, 5.1 million shares
in 2006 and 2005	(171.8)	(171.7)
Unearned compensation	-	(14.8)
Accumulated other comprehensive loss, net of tax
Minimum pension liability adjustments	(52.6)	(52.6)
Foreign currency translation adjustments	12.1	3.9
Unrecognized gain (loss) on derivatives	(2.0)	0.4
Total stockholders' equity	950.8	994.8
Total liabilities and stockholders' equity	$2,906.0	$2,666.6

                See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	September 30,
	2006	2005
	(In millions)
Operating activities
Net income (loss)	$(33.9)	$51.5
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	153.2	135.0
Deferred income taxes	(78.7)	(3.9)
Stock-based compensation	8.0	3.5
Pensions and other postretirement benefits, net of contributions	82.1	50.4
Loss on retirement of equipment	5.7	2.5
Debt refinancing costs	2.7	-
Changes in operating assets and liabilities
Accounts receivable	(22.8)	(118.4)
Inventories	(28.4)	(16.8)
Accounts payable and accrued expenses	114.1	29.2
Other assets and liabilities	(40.3)	10.4
Net cash provided by operating activities	161.7	143.4

Investing activities
Purchases of property, plant and equipment	(243.5)	(243.6)
Purchase buyouts of leased equipment	(19.5)	-
Net cash used in investing activities	(263.0)	(243.6)

Financing activities
Net borrowings under revolving credit facilities	24.0	114.3
Borrowings of long-term debt	260.9	-
Payments of long-term debt and capital lease obligations	(147.4)	(3.6)
Debt issuance costs	(3.1)	-
Employee stock option exercises	0.3	4.3
Dividends paid	(23.3)	(22.7)
Net cash provided by financing activities	111.4	92.3

Effect of exchange rate changes on cash	0.1	(0.1)

Net increase (decrease) in cash and cash equivalents	10.2	(8.0)

Cash and cash equivalents at beginning of period	3.7	14.4

Cash and cash equivalents at end of period	$13.9	$6.4

Supplemental cash flow information
Interest paid	$33.9	$27.6
Income taxes paid, net of refunds	$47.7	$26.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline and drivetrain systems and related powertrain components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related powertrain products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Mexico, Luxembourg, Poland, Scotland and South Korea.

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

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in millions)

Raw materials and work-in-progress	$243.7	$212.2
Finished goods	30.5	29.9
Gross inventories	274.2	242.1
LIFO reserve	(14.6)	(14.6)
Other inventory valuation reserves	(22.7)	(20.3)
Inventories, net	$236.9	$207.2

3. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in millions)

Revolving Credit Facility	$90.0	$-
5.25% Notes, net of discount	249.7	249.7
2.00% Convertible Notes	2.9	150.0
Term Loan	250.0	-
Uncommitted lines of credit	-	71.5
Foreign credit facilities and other	33.3	15.6
Capital lease obligations	2.5	2.4
Long-term debt	$628.4	$489.2

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. At September 30, 2006, we had $90.0 million outstanding and $485.8 million available under the Revolving Credit Facility. This availability reflects a reduction of $24.2 million for standby letters of credit issued against the facility.

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

The 2.00% Convertible Notes due 2024 (2.00% Convertible Notes) are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. In the second quarter of 2006, the 2.00% Convertible Notes became convertible into cash under the terms of the indenture. A total of $147.1 million of the notes were converted into cash through the third quarter of 2006 and $2.9 million of the notes remain outstanding as of September 30, 2006. The cash conversion rights on the outstanding notes remain in effect as of the date of this filing. We had been amortizing fees and expenses associated with the 2.00% Convertible Notes over the expected life of the notes. As a result of the conversions, we expensed the proportional amount of unamortized debt issuance costs through the third quarter of 2006, which totaled $2.7 million.

In the second quarter of 2006, we entered into a $200.0 million senior unsecured term loan (the “Term Loan”) that matures on April 12, 2010. In the third quarter of 2006, we borrowed an additional $50.0 million under the Term Loan. The obligations of AAM, Inc. under the Term Loan are guaranteed by Holdings. Proceeds from this financing were used for general corporate purposes and to finance payments related to the cash conversion of the 2.00% Convertible Notes. Borrowings under the Term Loan bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin.

Concurrent with the Term Loan, we entered into an interest rate swap through April 2010. The notional amount of the swap is $200.0 million, reducing to $100.0 million on December 28, 2008. This interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates.

In the third quarter of 2006, we had access to $60.0 million of uncommitted bank lines of credit, all of which was available as of September 30, 2006.

The weighted-average interest rate of our long-term debt outstanding at September 30, 2006 was 7.6% as compared to 4.7% at December 31, 2005.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$8.4	$8.0	$25.2	$24.8
Interest cost	8.4	7.8	25.1	23.6
Expected asset return	(7.9)	(7.6)	(23.6)	(22.8)
Amortized loss	1.4	1.2	4.0	3.4
Amortized prior service cost	0.7	0.7	2.3	2.3
Net periodic benefit cost	$11.0	$10.1	$33.0	$31.3

	Other Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Service cost	$10.3	$9.5	$30.9	$28.6
Interest cost	8.1	7.3	24.1	21.7
Amortized loss	1.4	0.9	4.2	2.9
Amortized prior service cost	(0.4)	(0.2)	(1.1)	(0.6)
Net periodic benefit cost	$19.4	$17.5	$58.1	$52.6

We have no required funding obligations for our U.S. defined benefit pension plans in 2006.  Total funding for our defined benefit pension plans, including our foreign plans, is expected to be less than $10 million in 2006.  Our cash outlay for other postretirement benefit (OPEB) obligations is expected to be approximately $5 million in 2006.

In the third quarter of 2006, we amended our U.S. salaried defined benefit pension and OPEB plans.  Depending on the plan, these amendments become effective on December 31, 2006 or January 1, 2007. Under the amended defined benefit pension plans, benefits for active participants as of December 31, 2006 who will be eligible for early or normal retirement on or before December 1, 2011 will be frozen on December 31, 2011.  Pension benefits for all other active participants in the U.S. defined benefit pension plans will be frozen on December 31, 2006. Under the amended salaried OPEB plan, future benefits for associates hired prior to January 1, 2002 who retire after December 1, 2007 will be reduced or eliminated.

      These amendments resulted in a curtailment of certain benefits under our salaried defined benefit pension and OPEB plans. As a result of the curtailment, the funded status of our U.S. salaried defined benefit pension and OPEB plans was remeasured as of August 1, 2006.  The amendments are expected to result in a net curtailment gain of $6.6 million.  The results of this remeasurement will be recognized in the fourth quarter of 2006, three months after the remeasurement date, because we have an early measurement date for our defined benefit pension and OPEB plans.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net income (loss)	$(62.9)	$19.3	$(33.9)	$51.5
Foreign currency translation adjustments, net of tax	2.2	4.3	8.2	12.0
Unrecognized gain (loss) on derivatives, net of tax	(1.2)	0.2	(2.4)	(0.4)
Comprehensive income (loss)	$(61.9)	$23.8	$(28.1)	$63.1

6. EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions, except per share data)

Numerator
Net income (loss)	$(62.9)	$19.3	$(33.9)	$51.5

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	50.3	50.2	50.3	50.1

Effect of dilutive securities -
Dilutive stock-based compensation	-	1.2	-	1.0

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	50.3	51.4	50.3	51.1

Basic EPS	$(1.25)	$0.38	$(0.67)	$1.03

Diluted EPS	$(1.25)	$0.38	$(0.67)	$1.01

Basic and diluted loss per share in the three and nine months ended September 30, 2006 are the same because the effect of potential dilutive securities would have been antidilutive.  This effect would have been 1.0 million and 0.9 million shares for the three and nine months ended September 30, 2006, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No. 123(R), (SFAS 123R), “Share-Based Payment.” Prior to the adoption of SFAS 123R, we accounted for our stock compensation plans according to APB Opinion No. 25. (APB 25) “Accounting for Stock Issued to Employees,” and related interpretations. We adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and, therefore, did not restate the prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, (SFAS 123) “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate based on our historical experience.

Effective December 31, 2005, we accelerated the vesting of approximately 1.8 million “out of the money” stock options, all of which became immediately exercisable in full. The acceleration was intended to eliminate future compensation expense with respect to the “out of the money” stock options that we would otherwise have recognized upon our adoption of SFAS 123R on January 1, 2006.

On March 15, 2006, we awarded approximately 0.3 million stock options to our executive officers, which resulted in an immaterial amount of compensation expense recorded in the first nine months of 2006. As a result of the accelerated vesting effective December 31, 2005, substantially all stock options were fully vested upon adoption of SFAS 123R. Therefore, the impact of adopting SFAS 123R was not material for the first nine months of 2006.

As of September 30, 2006, unrecognized compensation cost related to nonvested stock options totaled $1.6 million. The weighted average period over which this cost is expected to be recognized is 2.3 years. The total intrinsic value of options outstanding and exercisable as of September 30, 2006 was $15.3 million and $14.8 million, respectively. The total intrinsic value of stock options exercised for the first nine months of 2006 and 2005 was $0.5 million and $9.9 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
	(In millions, except per share data)
Net income, as reported	$19.3	$51.5
Deduct: Total employee stock option
expense determined under the fair value method, net of tax	(2.9)	(9.2)
Pro forma net income	$16.4	$42.3
Basic - as reported	$0.38	$1.03
Basic - pro forma	$0.33	$0.84
Diluted - as reported	$0.38	$1.01
Diluted - pro forma	$0.31	$0.82

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected volatility	41.31%	41.64%
Risk-free interest rate	4.78%	4.36%
Dividend yield	3.70%	2.25%
Expected life of option	7 years	7 years
Weighted average grant-date fair value	$5.33	$10.50

We also award performance accelerated restricted stock and restricted stock units (PARS and RSUs, respectively) under our 1999 Stock Incentive Plan. Prior to the adoption of SFAS 123R, the total amount of compensation expense associated with the PARS was recorded as unearned compensation and was presented as a separate component of stockholders’ equity. In 2006, as required by SFAS 123R, the remaining unearned compensation was eliminated against paid-in-capital. The total amount of compensation expense associated with the RSUs is recorded as an accrued liability when incurred. The PARS and RSUs vest over three to five years contingent upon the satisfaction of future financial performance targets specified by the plan. The unrecognized compensation is expensed over the vesting period.

As of September 30, 2006, unrecognized compensation cost related to nonvested PARS and RSUs totaled $22.3 million. The weighted average period over which this cost is expected to be recognized is 2.2 years. The total fair market value of PARS and RSUs vested in the first nine months of 2006 was $0.4 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the third quarter of 2006, we recognized approximately $2.8 million of expense related to stock-based compensation awards as compared to $1.7 million in the third quarter of 2005. In the first nine months of 2006, we recognized approximately $8.0 million of expense related to stock-based compensation awards as compared to $3.5 million in the first nine months of 2005.

8.	Postemployment Benefits

In the third quarter of 2006, we recorded a $91.2 million charge to cost of sales relating to supplemental unemployment benefits (SUB) estimated to be payable to the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) associates who are expected to be permanently idled through the end of the current contract period in February 2008. The collective bargaining agreement between AAM and the UAW contains a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits. In prior periods, the cost of SUB and related benefits paid to associates on layoff was expensed as incurred. In the third quarter of 2006, several factors have contributed to a condition in which future SUB costs became both probable and reasonably estimable. These factors include the conclusion of mid-contract negotiations with the UAW regarding SUB, the approval of a supplemental new hire agreement with the UAW, the agreement with the UAW to offer a special attrition program, plant loading decisions affecting future production programs included in our new and incremental business backlog and revised production schedules by both General Motors Corporation and DaimlerChrysler Corporation on major AAM platforms.

Due to the complexities inherent in estimating this liability, our actual costs could differ materially. Accordingly, we will continue to review our expected liability and make adjustments as necessary.

We also recorded a charge to cost of sales of $1.9 million in the third quarter of 2006 related to future postemployment payments to associates in our European operations.

The charges disclosed above exclude costs for pension and OPEB. For further discussion regarding these benefits, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Subsequent Events

Special Attrition Program On October 4, 2006, we announced that we will offer a special attrition program (SAP) to all UAW associates at AAM’s master agreement facilities in the fourth quarter of 2006. AAM’s master agreement facilities are located in Detroit, Michigan; Three Rivers, Michigan; Buffalo, New York; Tonawanda, New York; and Cheektowaga, New York. The program offers approximately 6,000 associates retirement or buyout incentives designed to realign our workforce with actual and projected production and current market conditions. These associates have until December 2006 to make their decision relative to the SAP. Depending on the acceptance rate of this program, it is possible that a curtailment of certain benefits under our U.S. hourly defined benefit pension and OPEB plans will occur. We will account for the results of this attrition program once the results are known in the fourth quarter of 2006.

Salaried Retirement Incentive Program In October 2006, we approved a program that will offer an incentive for eligible salaried associates at the master agreement facilities and corporate offices in the U.S. to voluntarily retire. Salaried associates must be eligible to retire by December 31, 2006 to be eligible for this incentive. These associates will have until December 2006 to accept the terms of this program. We will account for the results of this program once the results are known in the fourth quarter of 2006.

10.	Legal Proceedings

In the third quarter of 2006, we recognized a favorable outcome of $9.1 million, associated with the resolution of various legal proceedings and claims, net of costs incurred to resolve these matters. A benefit of $9.8 million resulting from this outcome was recorded to Other Income; other costs incurred to resolve these matters were recognized in cost of sales and selling, general and administrative expenses.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 77% of our total net sales in the first nine months of 2006 as compared to 78% for the full-year 2005.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. As part of this program, we supply a fully integrated computer-controlled chassis system for the Dodge Ram Power Wagon. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were approximately 13% of our total net sales in the first nine months of 2006 and 2005, respectively.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Volvo Group, Ford Motor Company, Ssangyong Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Magna International, Inc. and The Timken Company. Our net sales to customers other than GM in the first nine months of 2006 and 2005 were $561.4 million.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales Net sales were $701.2 million in the third quarter of 2006 as compared to $848.1 million in the third quarter of 2005. As compared to the third quarter of 2005, our sales in the third quarter of 2006 reflect an estimated 5% decrease in customer production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler and an estimated 54% decrease in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,204 in the third quarter of 2006 as compared to $1,240 in the third quarter of 2005. This decrease is due primarily to the decrease in our 4WD/AWD penetration rate, which was 58.0% in the third quarter of 2006 as compared to 65.9% in the third quarter of 2005.

Gross Profit (Loss) Gross profit (loss) was a loss of $62.0 million in the third quarter of 2006 as compared to a profit of $83.3 million in the third quarter of 2005. Gross margin was negative 8.8% in the third quarter of 2006 as compared to 9.8% in the third quarter of 2005.

In the third quarter of 2006, we recorded a special charge of $91.2 million relating to supplemental unemployment benefits estimated to be payable to UAW associates who are expected to be permanently idled through the end of the current contract period in February 2008. In addition to this special charge, we incurred $22.7 million of supplemental unemployment benefits and other related benefit costs for associates on layoff in the third quarter of 2006 as compared to $11.4 million in the third quarter of 2005. We also recorded a special charge of $1.9 million in the third quarter of 2006 related to future postemployment payments to associates in our European operations.

The decrease in gross profit in the third quarter of 2006 as compared to the third quarter of 2005 also reflects lower production volumes as well as increases in non-cash expenses related to depreciation and amortization, pension and post-retirement benefit costs and stock-based compensation costs.

Gross profit in the third quarter of 2005 also reflects the favorable impact of a $6.2 million retroactive metal market cost recovery reimbursement for costs incurred in the first half of 2005.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $48.0 million or 6.8% of net sales in the third quarter of 2006 as compared to $48.4 million or 5.7% of net sales in the third quarter of 2005. R&D spending increased 12.6% to $20.5 million in the third quarter of 2006 as compared to $18.2 million in the third quarter of 2005. The decrease in SG&A reflects ongoing cost controls and the favorable impact of cost recoveries related to expenses incurred in the first half of 2006.

Operating Income (Loss) Operating income (loss) was a loss of $110.0 million in the third quarter of 2006 as compared to income of $34.9 million in the third quarter of 2005. Operating margin was negative 15.7% in the third quarter of 2006 as compared to 4.1% in the third quarter of 2005. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

    Net Interest Expense Net interest expense was $11.7 million in the third quarter of 2006 as compared to $7.3 million in the third quarter of 2005. The increase in interest expense was principally due to higher average outstanding borrowings and higher interest rates.

Debt Refinancing Costs Debt refinancing costs expensed in the third quarter of 2006 were $0.3 million. The details of the debt refinancing costs are more fully explained in the section entitled “Liquidity and Capital Resources - Financing Activities.”

Other Income Other income in the third quarter of 2006 was $10.1 million compared to $1.2 million in the third quarter of 2005. Other income in the third quarter of 2006 includes $9.8 million associated with the resolution of legal proceedings and claims during the third quarter of 2006, net of costs incurred to resolve these matters.

Income Tax Expense (Benefit) Income tax expense (benefit) was a $49.0 million benefit in the third quarter of 2006 as compared to a $9.5 million expense in the third quarter of 2005. Our effective income tax rate was a benefit of 43.8% in the third quarter of 2006, 33.0% in the third quarter of 2005 and 33.0% for the full-year 2005. The change in the tax rate is primarily a result of recognizing the income tax benefit of current year losses in the U.S. and the recognition of foreign tax credit benefits. In addition, the tax rate reflects the impact of an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income.

Net Income (Loss) and Earnings Per Share (EPS) Net income (loss) was a loss of $62.9 million in the third quarter of 2006 as compared to income of $19.3 million in the third quarter of 2005. Diluted earnings (loss) per share was a loss of $1.25 in the third quarter of 2006 as compared to earnings of $0.38 per share in the third quarter of 2005. Net income (loss) and EPS for the second quarter of 2006 and 2005 were primarily impacted by the factors discussed in Gross Profit and SG&A.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was negative $47.3 million in the third quarter of 2006 as compared to $82.6 million in the third quarter of 2005. EBITDA for the third quarter of 2006 and 2005 was primarily impacted by the factors discussed in Gross Profit and SG&A. For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales Net sales were $2,410.6 million in the first nine months of 2006 as compared to $2,534.7 million in the first nine months of 2005. As compared to the first nine months of 2005, our sales in the first nine months of 2006 reflect an estimated 2% increase in customer production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler and an estimated 30% decrease in customer production volumes for the GM mid-size light truck and SUV programs.

Our content-per-vehicle was $1,210 in the first nine months of 2006 as compared to $1,202 in the first nine months of 2005. New AAM content appearing on GM’s full-size utility vehicles, as well as production mix shifts favoring the Dodge Ram and 4WD HUMMER H3 programs were the primary drivers of content growth in the first nine months of 2006. The penetration rate of our 4WD/AWD systems was 60.9% in the first nine months of 2006 as compared to 63.7% in the first nine months of 2005.

Gross Profit Gross profit was $91.4 million in the first nine months of 2006 as compared to $241.0 million in the first nine months of 2005. Gross margin was 3.8% of sales in the first nine months of 2006 as compared to 9.5% in the first nine months of 2005.

In the third quarter of 2006, we recorded a special charge of $91.2 million relating to supplemental unemployment benefits estimated to be payable to UAW associates who are expected to be permanently idled through the end of the current contract period in February 2008. In addition to this special charge, we incurred $58.6 million of supplemental unemployment benefits and other related benefit costs for associates on layoff in the first nine months of 2006 as compared to $41.5 million in the first nine months of 2005. We also recorded a special charge of $1.9 million in the third quarter of 2006 related to future postemployment payments to associates in our European operations.

The decrease in gross profit in the first nine months of 2006 as compared to the first nine months of 2005 also reflects lower production volumes and increases in non-cash expenses related to depreciation and amortization, pension and other postretirement benefit costs and stock-based compensation costs. Ongoing productivity improvements including material cost reductions and the favorable impact of additional metal market agreements partially offset the decrease in our gross profit in the first nine months of 2006.

Gross profit in the first nine months of 2005 also reflects an $8.9 million charge related to lump-sum voluntary separation payments that did not recur in 2006.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $145.9 million or 6.1% of net sales in the first nine months of 2006 as compared to $144.0 million or 5.7% of net sales in the first nine months of 2005. R&D increased 10.8% to $60.6 million in the first nine months of 2006 as compared to $54.7 million in the first nine months of 2005. In addition to higher R&D spending, SG&A reflects increased non-cash pension and postretirement benefits and stock-based compensation expense and higher costs to support our strategic growth initiatives outside of the U.S., partially offset by ongoing cost controls and reductions in other general and administrative expenses.

Operating Income (Loss) Operating income (loss) was a loss of $54.5 million in the first nine months of 2006 as compared to income of $97.0 million in the first nine months of 2005. Operating margin was negative 2.3% in the first nine months of 2006 as compared to 3.8% in the first nine months of 2005. The decreases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense was $27.0 million in the first nine months of 2006 as compared to $20.0 million in the first nine months of 2005. The increase in interest expense was principally due to higher average outstanding borrowings and higher interest rates.

Debt Refinancing Costs Debt refinancing costs expensed in the first nine months of 2006 were $2.7 million. The details of the debt refinancing costs are more fully explained in the section entitled “Liquidity and Capital Resources - Financing Activities.”

Other Income (Expense) Other income (expense) in the first nine months of 2006 was income of $11.4 million compared to expense of $0.2 million in the first nine months of 2005. Other income in the first nine months of 2006 includes a $9.8 million benefit associated with the resolution of legal proceedings and claims during the third quarter of 2006, net of costs incurred to resolve these matters.

Income Tax Expense (Benefit) Income tax expense (benefit) was a benefit of $38.9 million in the first nine months of 2006 as compared to an expense of $25.3 million in the first nine months of 2005. Our effective income tax rate was a benefit of 53.4% in the first nine months of 2006, 33.0% in the first nine months of 2005 and 33.0% for the full-year 2005. The change in the tax rate is primarily a result of recognizing the income tax benefit of current year losses in the U.S. and the recognition of foreign tax credit benefits. In addition, the tax rate reflects the impact of an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income.

Net Income (Loss) and Earnings Per Share (EPS) Net income (loss) was a loss of $33.9 million in the first nine months of 2006 as compared to income of $51.5 million in the first nine months of 2005. Diluted earnings (loss) per share was a loss of $0.67 in the first nine months of 2006 as compared to earnings of $1.01 in the first nine months of 2005. Net income (loss) and EPS for the first nine months of 2006 and 2005 were primarily impacted by the factors discussed in Gross Profit and SG&A.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $107.6 million in the first nine months of 2006 as compared to $232.3 million in the first nine months of 2005. EBITDA for the first nine months of 2006 and 2005 was primarily impacted by the factors discussed in Gross Profit and SG&A. For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, working capital investments and our quarterly cash dividend program.  There is also a potential funding requirement related to our special attrition and salaried retirement incentive programs.  We believe that operating cash flow and borrowings under our Revolving Credit Facility will be sufficient to meet these needs in the foreseeable future.

Operating Activities Net cash provided by operating activities was $161.7 million in the first nine months of 2006 as compared to $143.4 million in the first nine months of 2005.  The primary factors impacting cash flow in the first nine months of 2006 as compared to the first nine months of 2005 were:

•	Lower operating income;

•	Lower contributions to pension and other postretirement benefit plans;

•	Lower profit sharing payout;

•	Higher tax payments; and

•	Ongoing productivity improvements including material cost reductions.

Accounts Receivable Accounts receivable increased $24.5 million as of  September 30, 2006 as compared to year-end 2005. This increase was primarily due to increased sales activity in August and September of 2006 as compared to November and December of 2005.

Inventory Inventory increased $29.7 million as of September 30, 2006 as compared to year-end 2005. This increase was driven primarily by an increase in indirect inventory to support new programs, in-transit inventory and the cost of raw materials.

Accrued Compensation and Benefits Accrued compensation and benefits increased by $77.4 million as of September 30, 2006 as compared to year-end 2005. This increase primarily reflects the liability recorded in the third quarter of 2006 for supplemental unemployment benefits.

Deferred Income Taxes Net deferred income taxes decreased in 2006 due to the recognition of a deferred tax asset related to the liability recorded in the third quarter of 2006 for supplemental unemployment benefits, the recognition of foreign tax credits and a reduction in our foreign deferred tax liabilities. A significant portion of the foreign tax credits will result in carryforward credits, the benefit of which is reflected on our balance sheet as a deferred tax asset on September 30, 2006.

Pension and Other Postretirement Benefit Obligations The adjustment to net operating cash flow related to pension and other postretirement benefits was $82.1 million in the first nine months of 2006 as compared to $50.4 million in the first nine months of 2005. This change primarily reflects a decrease in pension funding, which was $5.8 million in the first nine months of 2006 as compared to $29.1 million in the first nine months of 2005. We have no required funding obligations for our U.S. defined benefit pension plans in 2006.  Total funding for our defined benefit pension plans, including our foreign plans, is expected to be less than $10 million in 2006.  Our cash outlay in 2006 for other postretirement benefit (OPEB) obligations is expected to be approximately $5 million.

In the third quarter of 2006, we amended our U.S. salaried defined benefit pension and OPEB plans.  Depending on the plan, these amendments become effective on December 31, 2006 or January 1, 2007. Under the amended defined benefit pension plans, benefits for active participants as of December 31, 2006 who will be eligible for early or normal retirement on or before December 1, 2011 will be frozen on December 31, 2011.  Pension benefits for all other active participants in the U.S. defined benefit pension plans will be frozen on December 31, 2006. Under the amended salaried OPEB plan, future benefits for associates hired prior to January 1, 2002 who retire after December 1, 2007 will be reduced or eliminated.

      These amendments resulted in a curtailment of certain benefits under our salaried defined benefit pension and OPEB plans. As a result of the curtailment, the funded status of our U.S. salaried defined benefit pension and OPEB plans was remeasured as of August 1, 2006.  The amendments are expected to result in a net curtailment gain of $6.6 million.  The results of this remeasurement will be recognized in the fourth quarter of 2006, three months after the remeasurement date, because we have an early measurement date for our defined benefit pension and OPEB plans.

Special Attrition Program  On October 4, 2006, we announced that we will offer a special attrition program (SAP) to all UAW associates at AAM’s master agreement facilities in the fourth quarter of 2006. AAM’s master agreement facilities are located in Detroit, Michigan; Three Rivers, Michigan; Buffalo, New York; Tonawanda, New York; and Cheektowaga, New York. The program offers approximately 6,000 associates retirement or buyout incentives designed to realign our workforce with actual and projected production and current market conditions. These associates have until December 2006 to make their decision relative to the SAP. Depending on the acceptance rate of this program, it is possible that a curtailment of certain benefits under our U.S. hourly defined benefit pension and OPEB plans will occur. We will account for the results of this attrition program once the results are known in the fourth quarter of 2006. We expect to make a majority of the payments related to this program in the fourth quarter of 2006. We intend to fund the program with cash provided from operations in the fourth quarter of 2006 and may also utilize funds available under our Revolving Credit Facility.

Salaried Retirement Incentive Program In October 2006, we approved a program that will offer an incentive for eligible salaried associates at the master agreement facilities and corporate offices in the U.S. to voluntarily retire. Salaried associates must be eligible to retire by December 31, 2006 to be eligible for this incentive. These associates will have until December 2006 to accept the terms of this program. We will account for the results of this program once the results are known in the fourth quarter of 2006.

In conjunction with the SAP and the salaried retirement incentive program, we expect to initiate additional restructuring actions in 2006 to realign our production capacity and cost structure to current and projected operational and market requirements. These actions are expected to include salaried workforce reductions, the redeployment of machinery and equipment to support new programs, other steps to rationalize underutilized capacity. We currently expect to incur special charges of as much as $150 million to $250 million for restructuring activities in 2006. This range includes $93.1 million of special charges recorded in the third quarter of 2006 and a possible fourth quarter curtailment of certain benefits under our defined benefit pension and OPEB plans related to these actions.

Investing Activities Capital expenditures were $243.5 million in the first nine months of 2006 as compared to $243.6 million in the first nine months of 2005. We expect our capital spending in 2006 to be in the range of $280 million to $300 million supporting the 2006 and 2007 model year launch of the GMT-900 program and other major customer programs. We expect to have expenditures in 2006 that will continue to support our selective global expansion initiatives with new regional manufacturing facilities in China and Poland and new equipment to enhance our testing and validation capabilities at our European Headquarters in Bad Homburg, Germany. Other major capital projects include the expansion of our Colfor Manufacturing operations in Minerva, Ohio and expenditures to support passenger car and crossover vehicle programs in our new and incremental business backlog.

We lease certain machinery and equipment under operating leases with various expiration dates.  Pursuant to these operating leases, we have the option to purchase the underlying machinery and equipment on specified dates.  In the second quarter of 2006, we exercised our purchase options for $19.5 million of such equipment and renewed equipment leases in the amount of $10.4 million. In the third quarter of 2006, we renewed equipment leases in the amount of $23.2 million and elected to exercise our purchase option for $52.5 million of assets in the fourth quarter of 2006.

Net Operating Cash Flow and Free Cash Flow For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities Net cash provided by financing activities was $111.4 million in the first nine months of 2006 as compared to $92.3 million in the first nine months of 2005. Total long-term debt outstanding increased $139.2 million in the first nine months of 2006 to $628.4 million as compared to $489.2 million at year-end 2005 due to increased working capital requirements resulting from our customers’ seasonal production requirements.

In the first nine months of 2006, the 2.00% Convertible Notes due 2024 became convertible into cash under terms of the indenture. A total of $147.1 million of the notes was converted into cash through the third quarter of 2006 and $2.9 million of the notes remain outstanding as of September 30, 2006. The cash conversion rights remain in effect as of the date of this filing. We had been amortizing fees and expenses associated with the 2.00% Convertible Notes over the expected life of the notes. As a result of these conversions, we expensed the proportional amount of unamortized debt issuance costs through the third quarter of 2006, which totaled $2.7 million.

In the second quarter of 2006, we entered into a $200.0 million senior unsecured term loan (Term Loan) that matures on April 12, 2010. In the third quarter of 2006, we borrowed an additional $50.0 million under the Term Loan. The obligations of AAM, Inc. under the Term Loan are guaranteed by Holdings. Proceeds from this financing were used for general corporate purposes and to finance payments related to the cash conversion of the 2.00% Convertible Notes. Borrowings under the Term Loan bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin.

At September 30, 2006, we had $90.0 million outstanding and $485.8 million available under the Revolving Credit Facility. This availability reflects a reduction of $24.2 million for standby letters of credit issued against the facility. We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs. At September 30, 2006, $33.3 million was outstanding and $89.9 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding was 6.4% for the first nine months of 2006 as compared to 5.0% for the year ended December 31, 2005.

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

LITIGATION AND ENVIRONMENTAL MATTERS

In the third quarter of 2006, we recognized a favorable outcome of $9.1 million associated with the resolution of legal proceedings and claims during the quarter, net of costs incurred to resolve these matters.

We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first nine months of 2006, and we do not expect such expenditures to be significant for the remainder of 2006.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123(R), (SFAS 123R) “Share-Based Payment.” SFAS 123R replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured on the fair value of the equity or liability instruments issued. We adopted SFAS 123R on January 1, 2006, and the adoption did not have a material impact for the first nine months of 2006. We expect that our stock-based compensation expense will increase by approximately $6 million in 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the criteria for recognition of income tax benefits in accordance with SFAS No. 109, “Accounting for Income Taxes.” The effective date for this interpretation is January 1, 2007. We are currently assessing the impact of this interpretation.

In September 2006, the FASB issued Statement No. 158, (SFAS 158) “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement amends FASB Statement Nos. 87, 88, 106 and 132R. This statement requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in other comprehensive income in the year in which the changes occur.

The effective date for balance sheet recognition of the funded status of pension and OPEB plans and disclosure provisions is December 31, 2006. We expect the adoption of SFAS 158 to result in an increase of our liabilities for pension and OPEB on December 31, 2006, as compared to the current standards. The effective date for plan assets and benefit obligations to be measured as of the date of the fiscal year-end statement of financial position is January 1, 2008. We are considering the early adoption of the measurement date provisions as of December 31, 2006. Adoption of this provision will require a transition adjustment of the opening retained earnings balance for the net periodic benefit cost for the period between the measurement date that is used for the immediately preceding fiscal year-end and the beginning of the fiscal year that the measurement date provisions are applied.

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three and nine months ended September 30, 2006 and 2005 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measures differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net income (loss)	$(62.9)	$19.3	$(33.9)	$51.5
Interest expense	11.8	7.6	27.2	20.5
Income tax expense (benefit)	(49.0)	9.5	(38.9)	25.3
Depreciation and amortization	52.8	46.2	153.2	135.0
EBITDA	$(47.3)	$82.6	$107.6	$232.3

We believe EBITDA is a meaningful measure of performance as it is commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA, together with other measures, to measure our operating performance relative to other Tier I automotive suppliers. EBITDA should not be construed as income (loss) from operations, net income (loss) or cash flow from operating activities as determined under GAAP.

Net Operating Cash Flow and Free Cash Flow

	Nine months ended
	September 30,
	2006	2005
	(Dollars in millions)

Net cash provided by operating activities	$161.7	$143.4
Less: Purchases of property, plant and equipment	243.5	243.6
Net operating cash flow	(81.8)	(100.2)
Less: Dividends paid	23.3	22.7
Free cash flow	$(105.1)	$(122.9)

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

Currency Exchange Risk Because a majority of our business is denominated in U.S. dollars, we do not currently have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar. At September 30, 2006, we had currency forward contracts with a notional amount of $51.3 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on certain credit facilities. From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates. Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreements as an adjustment to interest expense over the lives of the debt agreements. We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million, reducing to $100.0 million on December 28, 2008.  This interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at September 30, 2006) on our long-term debt outstanding at September 30, 2006 would be approximately $1.7 million on an annualized basis.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2006, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the third quarter of 2006, we recognized a favorable outcome of $9.1 million associated with the resolution of various legal proceedings and claims during the quarter, net of costs incurred to resolve these matters.

Item 1A.   Risk Factors

In the third quarter of 2006, we identified the following additional risk factor not included in our December 31, 2005 Form 10-K.

Our business may be adversely affected by a violation of financial covenants

Our Revolving Credit Facility contains financial covenants which require us to comply with a leverage ratio and maintain a minimum level of net worth. A violation of either of these covenants could result in a default under our Revolving Credit Facility, which would permit the lenders to accelerate the repayment of any borrowings outstanding under the facility. A default or acceleration under our Revolving Credit Facility may result in defaults under our other debt agreements and may adversely affect our business.

Item 6. Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

By: /s/ Michael K. Simonte
Michael K. Simonte
Vice President - Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
October 27, 2006

EXHIBIT INDEX

Number	Description of Exhibit

*10.53
Credit Agreement dated as of June 28, 2006, amended as of August 9, 2006, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., and JPMorgan Chase Bank, N.A., and Bank of America, N.A.

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