Form 10-K
period 2006-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2007-02-21
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The closing price of the Common Stock on June 30, 2006 as reported on the New York Stock Exchange was $17.11 per share and the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $752.2 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 20, 2006, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 52,095,516 shares.

Documents Incorporated By Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2006 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 26, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A and 8, 9, 9A, 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2006

			Page Number
Cautionary Statements			1
Part I	Item 1	Business	2
	Item 1A	Risk Factors	5
	Item 1B	Unresolved Staff Comments	8
	Item 2	Properties	9
	Item 3	Legal Proceedings	10
	Item 4	Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant	10

Part II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
	Item 6	Selected Financial Data	14
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	14
	Item 8	Financial Statements and Supplementary Data	14
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
	Item 9A	Controls and Procedures	14
	Item 9B	Other Information	14

Part III	Item 10	Directors and Executive Officers and Corporate Governance	15
	Item 11	Executive Compensation	15
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
	Item 13	Certain Relationships and Related Transactions, and Director Independence	15
	Item 14	Principal Accounting Fees and Services	15

Part IV	Item 15	Exhibits and Financial Statement Schedules	16

Signatures			21

Schedule II		Valuation and Qualifying Accounts	22

Report of Independent Registered Public Accounting Firm			23

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges	24
Exhibit 21		Subsidiaries of the Registrant	25
Exhibit 23		Consent of Independent Registered Public Accounting Firm	26
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	27
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act	28
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

Exhibit 10-45		Employment Agreement Amendment between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 15, 2006
Exhibit 10-46		Amended and Restated American Axle & Manufacturing, Inc. Supplemental Executive Retirement Program dated December 22, 2006
Exhibit 13		Annual Report to Stockholders

Cautionary Statements

Certain statements in this Annual Report on Form 10-K are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Annual Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by General Motors Corporation, DaimlerChrysler or other customers;

•	reduced demand for our customers’ products (particularly light trucks and sport utility vehicles produced by General Motors Corporation and DaimlerChrysler);

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to achieve cost reductions through ongoing restructuring actions;

•	additional restructuring actions that may occur;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;

•	our ability to attract new customers and programs for new products;

•	our ability to develop and produce new products that reflect the market demand;

•	our ability to respond to changes in technology or increased competition;

•
adverse changes in laws, government regulations or market conditions including increases in fuel prices affecting our products or our customers’ products (including the Corporate Average Fuel Economy regulations);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from legal proceedings to which we are or may become a party or claims against us or our products;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes, including our ability to comply with financial covenants;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part 1

Item 1.  Business

(a)	General Development of Business

General

As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “AAM” mean American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries and predecessors, collectively.

We are a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.

Holdings, a Delaware corporation, is a successor to American Axle & Manufacturing of Michigan, Inc., a Michigan
corporation, pursuant to a migratory merger between these entities in 1999.

(b)	Financial Information About Segments

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report to Stockholders (Annual Report), section entitled “Financials - Notes to Consolidated Financial Statements, Note 12 - Segment and Geographic Information.”

(c)	Narrative Description of Business

Company Overview

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/ all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 76% of our next sales in 2006, 78% in 2005 and 80% in 2004.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. As part of this program, we supply a fully integrated computer-controlled chassis system for the Dodge Ram Power Wagon. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were approximately 14% of our total net sales in 2006, 13% in 2005 and 11% in 2004.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company, SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Magna International, Inc. and The Timken Company. Our net sales to customers other than GM were $758.5 in 2006 as compared to $754.4 million in 2005 and $728.0 million in 2004.  This marked the fifth consecutive year of growth in non-GM sales for AAM.

We compete in a $27 billion global served market that consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars and crossover vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2006	2005	2004
Axles and driveshafts	85.0%	83.9%	84.9%
Chassis components, forged products and other	15.0%	16.1%	15.7%
Total	100.0%	100.0%	100.0%

Industry Trends and Competition

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Industry Trends and Competition.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.

For further information regarding productive materials, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Industry Trends and Competition.”

Research and Development (R&D)

Since March 1, 1994, we have spent approximately $600 million in R&D focusing on new product and process development. We plan to continue to invest in the development of new product, process and systems technologies to improve efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2006, R&D spending in product, process and systems development increased 13.0% to $83.2 million as compared to $73.6 million in 2005 and $68.6 million in 2004. The focus of this increasing investment is to develop innovative driveline and drivetrain systems and components for passenger cars, light trucks and SUVs in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, independent rear drive axles and independent front drive axles. We continue to focus on electronic integration in our existing products. We also continue to support the development of hybrid vehicle systems. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

Backlog

We typically enter into agreements with our customers to provide axles or other driveline or driveline products for the life of our customers’ vehicle programs. Our new and incremental business backlog includes formally awarded programs and incremental content and volume including customer requested engineering changes. Our backlog may be impacted by various assumptions such as production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

Our new and incremental business backlog was approximately $1.1 billion at December 31, 2006. We expect to launch over half of our new and incremental business backlog in the 2007, 2008 and 2009 calendar years. The balance of the backlog is planned to launch between 2010 and 2012.

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

Environmental Matters

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Legal Proceedings.”

Associates

As of December 31, 2006, we employed approximately 10,000 associates, approximately 7,000 of which are employed in the United States. Approximately 5,500 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Approximately 4,500 associates represented by the UAW at our master agreement facilities in Michigan and New York are subject to a collective bargaining agreement that expires February 25, 2008. An additional 1,000 associates at MSP and Colfor are also represented by the UAW under collective bargaining agreements that expire April 17, 2009 and June 2, 2010, respectively. Approximately 200 associates are represented by the International Association of Machinists (IAM) under a collective bargaining agreement which runs through May 4, 2008. In addition, approximately 500 associates at Albion, approximately 2,100 associates at our Silao, Mexico facility (Guanajuato Gear & Axle and Guanajuato Forge) and approximately 400 associates at our Brazilian majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreements at Albion, certain of which may be terminated upon six-month notice, expire in 2008 and the agreements in Mexico and Brazil expire annually.

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

For further financial information regarding foreign and domestic sales and export sales, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Notes to Consolidated Financial Statements, Note 12 - Segment and Geographic Information.”

Item 1A. Risk Factors

The following industry and market factors could have an adverse effect (which could be material) on our business, results of operations or financial condition in the future:

Our business is significantly dependent on sales to GM and DaimlerChrysler.

We are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front 4WD/AWD axle requirements for these vehicle platforms. We sell products to GM under LPCs, which have terms equal to the lives of the relevant vehicle programs or their respective derivatives of typically 6 to 12 years. The LPCs establish pricing for products sold to GM and require us to remain competitive with respect to technology, design and quality. Substantially all of our sales to GM are made pursuant to the LPCs. Sales to GM were approximately 76% of our total sales in 2006, 78% in 2005 and 80% in 2003. We will compete for future GM business upon the termination of the LPCs with GM. There can be no assurance that we will remain competitive with respect to technology, design and quality to GM’s reasonable satisfaction. Pricing negotiated with GM in future agreements may be more or less favorable than the LPCs and other currently applicable agreements. A significant reduction in our sales to GM or a significant reduction by GM of its production of RWD light trucks or SUVs could have a material adverse effect on our results of operations and financial condition. Disputes arising from any current or future agreements with GM could have a material adverse impact on our relations and our results of operations and financial condition.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pick up trucks (Dodge Ram program) and their derivatives. In total, sales to DaimlerChrysler accounted for approximately 14% of our sales in 2006, 13% in 2005 and 11% in 2004. A significant reduction in our sales to DaimlerChrysler or a significant reduction by DaimlerChrysler of its production of the Dodge Ram program could have a material adverse effect on our results of operations and financial condition.

Our business is dependent on the rear-wheel drive light truck and SUV market segments in North America.

A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms in North America. Sales and production of light trucks and SUVs could be affected by many factors, including changes in consumer demand; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; and government regulation, such as the Corporate Average Fuel Economy regulations (CAFE). A reduction in this market segment could have a material adverse impact on our results of operations and financial condition.

Our business could be adversely affected by work stoppages at GM or DaimlerChrysler.

A substantial number of employees of our largest two customers, GM and DaimlerChrysler, and their key suppliers are represented by trade unions, including the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). GM and DaimlerChrysler each have agreements with the UAW that expire in September 2007. Because sales to GM and DaimlerChrysler account for approximately 90% of our sales, work stoppages at GM, DaimlerChrysler or any of their key suppliers could adversely affect our results of operations and financial condition.

Our business could be adversely affected if we fail to maintain satisfactory labor relations.

Substantially all of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

Our business could be adversely affected if we fail to improve our U.S. cost structure.

We may not be able to achieve the level of cost reductions required to sustain global cost competitiveness in our industry segment, particularly in the U.S. A significant portion of our U.S. operations have labor agreements that are not globally cost competitive. Substantially all of our hourly associates in the U.S. are represented by the UAW. Approximately 80% of our union represented associates are covered by a national collective bargaining agreement with the UAW that expires in February 2008. This agreement provides guaranteed wage and benefit levels throughout its term and ensures significant income and employment security for our UAW represented associates. This agreement limits our ability to close plants and divest businesses. This agreement may also limit our ability to change local work rules and practices to encourage flexible manufacturing and other efficiency-related improvements. Our ability to compete for future business may be adversely impacted by this agreement with the UAW and we may be unsuccessful in other cost reduction efforts related to material costs, health care, energy and other cost drivers.

We may incur additional special charges and asset impairment charges.

We incurred special charges and asset impairments totaling $377.9 million in 2006. We may incur additional special charges and asset impairments in the future as a result of our continued efforts to achieve cost reductions through restructuring actions. See Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Results of Operations” incorporated by reference herein.

Our business could be adversely affected by an increase in the price of raw materials.

Worldwide commodity market conditions have resulted in ongoing increases in the cost of steel and other metallic materials. Accordingly, the cost of such steel and metallic materials needed for our products may continue to increase. If we are unable to pass these cost increases on to our customers, it could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected by disruptions in our supply chain.

We depend on a limited number of suppliers for certain key components and materials needed for our products. We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources. These supply chain characteristics make us susceptible to supply shortages, price increases or work stoppages at a supplier. There can be no assurance that the suppliers of these materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our company and our customers may not be able to successfully launch new product programs on a timely basis.

Certain of our customers are preparing to launch new product programs for which we will supply newly developed driveline system products and related components. Some of these new product program launches have required, and will continue to require, substantial capital investment by AAM. We may not be able to install and certify the equipment needed to produce products for these new product programs in time for the start of production. There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or any other future product programs. Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities. In addition, our customers may not successfully execute the launch of these product programs, or any additional future product program for which we will supply products, on schedule.

Our company may not realize all of the revenue expected from our new and incremental business backlog.

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production. It is also possible that our customers may choose to delay or cancel a product program for which we have been awarded new business. Our revenues, operating results, and financial position could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new and incremental business backlog.

We are under continuing pressure from our customers to reduce our prices.

Annual price reductions are a common practice in the automotive industry. The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established. Certain of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. If we must accommodate a customer’s demand for higher annual price reductions and are unable to offset the impact of any such price reductions through continued technology improvements, cost reductions and other productivity initiatives, our results of operations and financial condition could be adversely affected .

Our business faces substantial competition.

The automotive industry is highly competitive. Our competitors include the driveline component manufacturing facilities of certain existing original equipment manufacturers (OEMs), as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply. Some of our competitors are affiliated with OEMs and others have economic advantages as compared to our business, such as lower labor and benefit costs. Technology, design, quality, delivery and cost are the primary elements of competition in our industry segment. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce cost. These strategies include supply base consolidation and global sourcing. Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not have, including governmental assistance. Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

Our company’s global operations are subject to political and other economic risks and uncertainties.

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.
In addition, the U.S. economy may also be adversely affected by political events and domestic or international terrorist events and hostilities. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

Our business could be adversely affected by the cyclical nature of the automotive industry.

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors, such as interest rates, fuel prices and consumer confidence. Our business may be adversely affected by an economic decline that results in a reduction of automotive production and sales by our largest customers. Our business may also be adversely affected by reduced demand for the product programs we currently support, or if we fail to obtain sales orders for new or redesigned products that replace our current product programs.

Our company faces rising costs for pension and other postretirement benefit obligations.

We have significant pension and other postretirement benefit obligations to our employees and retirees. Our ability to satisfy these funding requirements will depend on our cash flow from operations and our ability to access credit and the capital markets. The funding requirement of these benefit plans, and the related expense reflected in our financial statements, is affected by several factors that are subject to an inherent degree of uncertainty, including governmental regulation. Key assumptions used to value these benefit obligations, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets and the health care cost trend rate. If the actual trends in these factors are less favorable than our assumptions, it could have an adverse affect on our results of operations and financial condition.

We may incur material losses and costs as a result of product liability and warranty claims and litigation.

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products. Our largest customer, GM, has recently extended their warranty protection for new and used vehicles to 5 years or 100,000 miles. Other OEMs have also similarly extended their warranty programs. This trend will put additional pressure on the supply base to improve quality systems. This trend may also result in higher cost recovery claims by OEMs to suppliers whose products incur a higher rate of warranty claims. Historically, we have experienced negligible warranty-related expenditures due to contractual agreements with our customers and ongoing improvements in the quality, reliability and durability of our products. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations or financial condition.

We are also involved in various legal proceedings incidental to our business. Although we believe that none of these matters is likely to have a material adverse effect on our results of operations or financial condition, there can be no assurance as to the ultimate outcome of any such legal proceeding or any future legal proceedings.

Our business is subject to costs associated with environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of automotive parts manufacturing facilities entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future.

Our company’s ability to operate effectively could be impaired if we lose key personnel.

Our success depends, in part, on the efforts of our executive officers and other key associates. In addition, our future success will depend on, among other factors, our ability to continue to attract and retain qualified personnel. The loss of the services of our executive officers or other key associates, or the failure to attract or retain associates, could have a material adverse effect on our results of operations and financial condition.

Our business may be adversely affected by a violation of financial covenants

Our Revolving Credit Facility contains financial covenants which require us to comply with a leverage ratio and to maintain a minimum level of net worth. A violation of either of these covenants could result in a default under this facility, which would permit the lenders to accelerate the repayment of any borrowings outstanding at that time. A default or acceleration under the Revolving Credit Facility may result in defaults under our other debt agreements and may adversely affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The following is a summary of our principal facilities:

Name	Sq. Feet	Type of Interest	Function
Detroit Gear & Axle Detroit, MI	2,535,000	Owned	Rear and front axles, forged products.
Guanajuato Gear & Axle, Guanajuato, Mexico	1,394,000	Owned	Rear axles and driveshafts, front axles and front auxiliary driveshafts
Guanajuato Forge Guanajuato, Mexico	111,000	Owned	Forged products
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Rear axles and steering linkages
Three Rivers Driveline Three Rivers, MI	813,040	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Albion Automotive Glasgow, Scotland Lancashire, England	464,000 135,000	Leased Leased	Front and rear axles for medium and heavy-duty Crankshafts and fabricated parts
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH Salem, OH	234,000 190,000 189,000	Owned Owned Owned	Forged products Forged products Forged products
Tonawanda Forge Tonawanda, NY	400,000	Owned	Forged products
Cheektowaga Plant Cheektowaga, NY	116,000	Owned	Machining of forged products
AAM do Brasil Araucária, Brazil	264,000	Owned	Machining of forged and cast products
Corporate Headquarters Detroit, MI	252,000	Owned	Executive and administrative offices
Changshu Gear & Axle Changshu, China	191,000	Owned	Rear axles
MSP - Industries Oxford, MI	125,000	Leased	Forged products
Detroit South Campus Detroit, MI	120,000	Owned	Quality Engineering technical, process development and safety training centers
Technical Center Rochester Hills, MI	104,000	Owned	R&D, design engineering, metallurgy, testing and validation
AAM Europe Bad Homburg, Germany	24,000	Leased	European headquarters and technical center
AAM Poland Olawa, Poland	14,500	Owned	Transmission differentials
AAM India Pune, India	6,600	Leased	Engineering, information technologies and support services

Item 3. Legal Proceedings

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials - Management’s Discussion and Analysis - Legal Proceedings.”

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name __________	Age	Position
Richard E. Dauch(3)…………………….	64	Co-Founder, Chairman of the Board & Chief Executive Officer
Yogendra N. Rahangdale………………	59	President & Chief Operating Officer
David C. Dauch ………………………..	42	Executive Vice President - Commercial & Strategic Development
Richard F. Dauch ……………………...	46	Executive Vice President - Worldwide Manufacturing
John J. Bellanti…………………………	52	Vice President - Manufacturing Services, Capital Planning & Cost Estimating
Marion A. Cumo, Sr.…………………..	64	Vice President - Special Projects
Thomas O. Delanoy……………………	55	Vice President - Materials Management & Logistics
Michael C. Flynn………………………	49	Vice President - Procurement
John E. Jerge………………...…………	45	Vice President - Human Resources
Patrick S. Lancaster……………………	59	Vice President, Chief Administrative Officer & Secretary
Allan R. Monich ………………………	53	Vice President - Quality Assurance & Customer Satisfaction
Steven J. Proctor…………………….…	50	Vice President - Sales & Marketing
Alberto L. Satine………………………	50	Vice President - Strategic & Business Development
Abdallah F. Shanti...…………………..	46	Vice President - Information Technology, Electronic Product Integration & Chief Information Officer

Michael K. Simonte…………………...	43	Vice President - Finance & Chief Financial Officer
John S. Sofia…………………………..	47	Vice President - Engineering & Product Development
Patrick J. Spohn……………………….	47	Vice President & Controller

Richard E. Dauch, age 64, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000. Prior to March 1994, he spent 12 years at Chrysler Corporation where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process. He is a retired officer from the Chrysler Corporation. Mr. Dauch’s last position at Chrysler, in 1991 was Executive Vice President of Worldwide Manufacturing. Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has more than 40 years of experience in the automotive industry. Mr. Dauch has been named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturer’s Association, and the 1999 Michiganian of the Year by The Detroit News. Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.). He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages. Mr. Dauch is the father of David C. Dauch and Richard F. Dauch.

Yogendra (Yogen) N. Rahangdale, age 59, has been President & Chief Operating Officer since October 2005. Prior to that, he served as Executive Vice President - Operations & Planning (since May 2004); Executive Vice President & Chief Technology Officer (since September 2003); Group Vice President & Chief Technology Officer (since January 2001); Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998) and Director, Corporate Manufacturing Planning (since joining our Company in August 1995). Prior to joining our Company, Mr. Rahangdale spent 12 years with Chrysler Corporation in a variety of positions including Manager, Paint & Energy Management.

David C. Dauch, age 42, has been Executive Vice President - Commercial & Strategic Development since January 2005. Prior to that, he served as Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager. Mr. Dauch is a member of the Board of Directors of Collins & Aikman. David C. Dauch is a son of Richard E. Dauch.

Richard F. Dauch, age 46, has been Executive Vice President - Worldwide Manufacturing since October 2005. Prior to that, he served as President - Metal Formed Products Division (since January 2005); Vice President, Metal Formed Products Division (since May 2004); Vice President, Investor Relations (since September 2003); Vice President, Financial Planning (since September 2002); Vice President, Sales and Marketing (since January 2002); Vice President, Sales (since January 2001); Vice President, Manufacturing - Driveline Division (since July 1999); Vice President, Manufacturing (since August 1998); Director, Strategic and Capacity Planning (since February 1998) and Plant Manager, Detroit Gear & Axle Plant (since May 1996). Mr. Dauch joined our Company in May 1995 as Corporate Manager, Labor Relations, and served in that position until May 1996. Prior to joining our Company, Mr. Dauch served as a Senior Business Manager and Business Unit Manager with United Technologies Corporation from July 1992. Prior to his automotive career, Mr. Dauch served in the U.S. Army for eleven years, with assignments including Platoon Leader and Company Commander. Richard F. Dauch is a son of Richard E. Dauch.

John J. Bellanti, age 52, has been Vice President - Manufacturing Services, Capital Planning & Cost Estimating since July 2006. Prior to that, he served as Vice President - Engineering & Chief Technology Officer (since May 2004); Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994). Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager. Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Marion A. Cumo, Sr., age 64, has been Vice President - Special Projects since October 2005. Prior to that, he served as Vice President - Driveline Division (since May 2004); Vice President, Program Management & Launch (since September 2002); Vice President, Materials Management and Logistics (since May 1996) and Vice President, Quality Assurance and Customer Satisfaction (since joining our Company in March 1994). Prior to joining our Company, Mr. Cumo spent 11 years working as a manufacturing executive at Chrysler Corporation. His most recent title at Chrysler was General Plants Manager of Assembly Operations. After leaving Chrysler, Mr. Cumo became president of Tri-County Chrysler Products in Peebles/West Union, Ohio, and also worked as an automotive manufacturing consultant. Mr. Cumo began his career at General Motors and has over 39 years experience in the global automotive industry including positions with General Motors, Volkswagen of America and Chrysler Corporation.

Thomas O. Delanoy, age 55, has been Vice President - Materials Management & Logistics since October 2004. Prior to that, he served as Executive Director Production Control and Materials Management (since September 2002); Director, Materials Management (since March 2000); Director of Business Integration (since December 1998); Plant Manager, Detroit Forge Plant (since May 1996); Plant Manager, Detroit Gear & Axle Plant (since August 1994) and Production Manager (since joining our Company in March 1994). Prior to joining our Company, Mr. Delanoy served at Chrysler Corporation in a variety of executive manufacturing positions.

Michael C. Flynn, age 49, has been Vice President - Procurement since November 2005. Prior to that, he served as Executive Director, Sales (since June 2004); Director, Sales (since August 2002); Manager, Manufacturing (since June 2001); Director, Direct Material Purchasing (since February 1998); Manager, Released Programs (since July 1997); and Platform Manager (since July 1996) and Purchasing Agent (since joining our Company in March 1994). Prior to joining our Company, Mr. Flynn served at General Motors for 11 years in a variety of manufacturing, purchasing and engineering positions.

John E. Jerge, age 45, has been Vice President - Human Resources since September 2004. Prior to that, he served as Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997); Manufacturing Manager, Buffalo Gear Axle & Linkage (since March 1996); Area manager of Axles and Area Manager of Linkage (since joining our Company in March 1994). Prior to joining our Company, Mr. Jerge began his automotive career at Chrysler Corporation in 1984 where he progressed through a variety of manufacturing, engineering and plant management positions.

Patrick S. Lancaster, age 59, has been Vice President, Chief Administrative Officer & Secretary since September 2003. Prior to that, he served as Group Vice President, Chief Administrative Officer & Secretary (since January 2001); Vice President & Secretary (since March 2000); Vice President, General Counsel & Secretary (since November 1997) and General Counsel & Secretary (since June 1994). Mr. Lancaster is a member of the State Bar of Michigan.

Allan R. Monich, age 53, has been Vice President - Quality Assurance & Customer Satisfaction since July 2006. Prior to that, he served as Vice President - Program Management & Capital Planning (since October 2005); Vice President - Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994. Prior to joining our Company in March 1994, he worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Steven J. Proctor, age 50, has been Vice President - Sales & Marketing since June 2004. Prior to that, he served as Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Alberto L. Satine, age 50, has been Vice President - Strategic & Business Development since November 2005. Prior to that, he served as Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana’s Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Abdallah F. Shanti, age 46, has been Vice President - Information Technology, Electronic Product Integration & Chief Information Officer since January 2005. Prior to that, he served as Vice President, Procurement, Information Technology & Chief Information Officer (since September 2002) and Executive Director, Information Technology & Chief Information Officer (since joining our Company in December 1999). Prior to joining our Company, Mr. Shanti served as Vice President, Global Information Technology at LucasVarity PLC. Mr. Shanti began his career with GM/Electronic Data Systems Corporation in 1984 where he served in a variety of information technology leadership roles providing services for automotive and manufacturing corporations. Mr. Shanti has over 22 years of experience in the global automotive industry including positions with General Motors, where he most recently served as General Director, Systems Engineering; LucasVarity PLC; Perot Systems Corporation and GM/Electronic Data Systems Corporation.

Michael K. Simonte, age 43, has been Vice President - Finance & Chief Financial Officer (CFO) since January 2006. Simonte previously served as Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. In that role, he coordinated all of the financial accounting, planning and reporting activities of the company until he was appointed as Treasurer in September 2002. Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

John S. Sofia, age 47, has been Vice President - Engineering & Product Development since July 2006. Prior to that, he served as Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager, (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation in a variety of manufacturing and engineering positions.

Patrick J. Spohn, age 47, has been Vice President & Controller since January 2006. Prior to that, he served as Corporate Controller (since August 1999); Finance Manager, Detroit Gear & Axle Plant (since November 1997) and Manager, Financial Planning & Analysis (since January 1997). Mr. Spohn has over 25 years of experience in the global automotive industry including 11 years at ITT Automotive where he most recently served as Division Controller, Switches and Controller of Precision Die Castings.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol “AXL.”

Dividends

In April 2004, we declared our first quarterly cash dividend of $0.15 per share. On an annualized basis, the dividend payout equates to $0.60 per share. We paid $31.0 million, $30.4 million and $23.0 million to stockholders of record under the quarterly cash dividend program during 2006, 2005 and 2004, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans is incorporated by reference from Item 12 of this Form 10-K “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2006, and (2) no change in internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 22, 2007.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer and the senior financial executives who report directly to our Chief Financial Officer. This code of ethics is contained within our code of business conduct which is available on our website at www.aam.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct that applies to executive officers or directors of the Company.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information as of December 31, 2006 relating to our equity compensation plans pursuant to which grants of stock options, restricted stock, restricted stock units and other rights to acquire shares of our common stock may be made from time to time.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,776,763	$23.10	3,656,015
Equity compensation plans not approved by security holders	-	-	-
Total	6,776,763	$23.10	3,656,015

The information required by Item 12 under Item 403 of Regulation S-K is incorporated by reference from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 under Items 404 and 407(a) of Regulation S-K is incorporated by reference from our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference from our Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.	All Financial Statements

Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

The above financial statements are filed as Exhibit 13 to this Form 10-K.

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2006, 2005 and 2004 are filed as part of this form 10-K.

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

10.09	The Amended and Restated American Axle & Manufacturing of Michigan, Inc. Management Stock Option Plan
(Incorporated by reference to Exhibit 10.08 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.10	Nonqualified Stock Option Agreement, dated October 30, 1997, between AAM, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.09 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

Number	Description of Exhibit

10.11	Indemnification Agreement, dated February 28, 1994, between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.10 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

‡10.12	Employment Agreement, dated November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.13	Letter Agreement, dated August 18, 1997, between AAM Acquisition, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.14	Recapitalization Agreement, dated as of September 19, 1997, among AAM, Inc., the Company, Jupiter Capital Corporation, Richard E. Dauch, Morton E. Harris and AAM Acquisition, Inc.
(Incorporated by reference to Exhibit 10.12 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.15	Disposition Agreement, dated as of December 10, 1998, between American Axle & Manufacturing of Michigan, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.13(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.16	Lifetime Program Contract for New M-SUV Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.17	Letter Agreement, dated as of December 15, 1998, as amended January 11, 2000, between B.G. Mathis and the Company
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2000)

++10.18	Settlement Agreement dated as of July 28, 2000 by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

‡10.19	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)

10.20	Lifetime Program Contract between General Motors Corporation North American Operations (Buyer) and AAM, Inc. (Seller)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

10.21	Agreement dated as of June 14, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

Number	Description of Exhibit
++10.22	Agreement dated as December 21, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

‡10.23	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company, a Delaware corporation and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.24	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)

10.25	Continuity Agreement dated as of September 29, 2003 between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2003)

10.26	Continuity Agreements dated as of September 29, 2003 between the Company and certain officers
(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2003)

10.27	Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004, among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.40 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2003)

10.28	Guarantee Agreement, dated as of January 9, 2004, among the Company, AAM, Inc., the Subsidiary Guarantors and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.41 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

++10.29	Sourcing Letter Agreement dated as of February 26, 2004 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.42 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2004)

++10.30	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

Number	Description of Exhibit

10.31	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

10.32	Form of 2002 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

10.33	Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

10.34	Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

10.35	Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

10.36	Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

10.37	Employment Agreement Extension between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated November 3, 2005.)

10.38	Restricted Stock Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated November 3, 2005.)

10.39	Restricted Stock Unit Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K dated November 3, 2005.)

10.40	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005)

10.41	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2006)

10.42	Credit Agreement dated as of June 28, 2006, amended as of August 9, 2006, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc. and JP Morgan Chase Bank, N.A., and Bank of America, N.A.
(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2006)

10.43	Amendment to Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004, amended as of December 11, 2006, among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 11, 2006.)

10.44	Amended and Restated American Axle & Manufacturing Holdings, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated February 2, 2007)

*10.45	Employment Agreement Amendment between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 15, 2006

*10.46	Amended and Restated American Axle & Manufacturing, Inc. Supplemental Executive Retirement Program dated December 22, 2006

*12	Computation of Ratio of Earnings to Fixed Charges

*13
Annual Report to Stockholders for the year ended December 31, 2006, sections entitled “Financials – Management’s Discussion and Analysis,” “Financials – Consolidated Financial Statements,” “Financials – Notes to Consolidated Financial Statements” and “Five Year Financial Summary” **

*21	Subsidiaries of the Company

*23	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

              Date: February 20, 2007

              By: /s/ Michael K. Simonte_________
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

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board &	February 20, 2007
Richard E. Dauch	Chief Executive Officer

/s/ Michael K. Simonte	Vice President - Finance &	February 20, 2007
Michael K. Simonte	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 20, 2007
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	February 20, 2007
Forest J. Farmer

/s/ Richard C. Lappin	Director	February 20, 2007
Richard C. Lappin

/s/ B.G. Mathis	Director	February 20, 2007
B.G. Mathis

/s/ William P. Miller II	Director	February 20, 2007
William P. Miller II

/s/ Larry K. Switzer	Director	February 20, 2007
Larry K. Switzer

/s/ Thomas K. Walker	Director	February 20, 2007
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	February 20, 2007
Dr. Henry T. Yang

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(In millions)

Year Ended December 31, 2004:
Allowance for doubtful accounts	$2.8	0.4	0.7	(1)	$2.5

Allowance for deferred taxes	34.9	-	2.4	(2)	32.5

Inventory valuation allowance	14.8	6.7	8.9	(3)	12.6

LIFO reserve	10.4	3.9	-		14.3

Year Ended December 31, 2005:
Allowance for doubtful accounts	2.5	1.0	0.4	(1)	3.1

Allowance for deferred taxes	32.5	-	1.3	(2)	31.2

Inventory valuation allowance	12.6	11.9	4.2	(3)	20.3

LIFO reserve	14.3	0.3	-		14.6

Year Ended December 31, 2006:
Allowance for doubtful accounts	3.1	0.7	2.6	(1)	1.2

Allowance for deferred taxes	31.2	13.4	5.6	(2)	39.0

Inventory valuation allowance	20.3	20.0	5.6	(3)	34.7

LIFO reserve	14.6	-	0.8		13.8

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

We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 15, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (SFAS) No.123 R - Share Based Payments on January 1, 2006 and the adoption of the balance sheet provisions of SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006); such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 15, 2007