Form 10-Q
period 2007-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2007-04-27
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 25, 2007, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 53,010,058 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Quarterly Report. The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by General Motors Corporation (GM), DaimlerChrysler Corporation (DaimlerChrysler) or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and DaimlerChrysler);
•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	our ability to respond to changes in technology or increased competition;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(in millions, except per share data)

Net sales	$802.2	$834.8

Cost of goods sold	717.4	771.3

Gross profit	84.8	63.5

Selling, general and administrative expenses	48.9	48.4

Operating income	35.9	15.1

Net interest expense	(14.0)	(7.4)

Other income, net	0.1	0.6

Income before income taxes	22.0	8.3

Income tax expense (benefit)	6.6	(0.3)

Net income	$15.4	$8.6

Basic earnings per share	$0.30	$0.17

Diluted earnings per share	$0.30	$0.17

Dividends declared per share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
Assets
Current assets
Cash and cash equivalents	$141.9	$13.5
Accounts receivable, net	422.1	327.6
Inventories, net	216.4	198.4
Prepaid expenses and other	79.7	69.2
Deferred income taxes	31.1	30.7
Total current assets	891.2	639.4

Property, plant and equipment, net	1,712.2	1,731.7
Deferred income taxes	41.0	35.7
Goodwill	147.8	147.8
Other assets and deferred charges	45.7	42.9
Total assets	$2,837.9	$2,597.5

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$377.4	$316.4
Trade payable program liability	0.9	12.5
Accrued compensation and benefits	137.7	156.3
Other accrued expenses	47.0	56.1
Total current liabilities	563.0	541.3

Long-term debt	842.4	672.2
Deferred income taxes	8.9	6.8
Postretirement benefits and other long-term liabilities	603.2	563.5
Total liabilities	2,017.5	1,783.8

Stockholders' equity
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	389.3	381.7
Retained earnings	585.7	590.0
Treasury stock at cost, 5.1 million shares in 2007 and 2006	(171.8)	(171.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(0.5)	(0.8)
Foreign currency translation adjustments	19.2	15.5
Unrecognized loss on derivatives	(2.1)	(1.5)
Total stockholders' equity	820.4	813.7
Total liabilities and stockholders' equity	$2,837.9	$2,597.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(in millions)
Operating activities
Net income	$15.4	$8.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56.4	49.4
Deferred income taxes	3.7	(1.6)
Stock-based compensation	4.8	2.5
Pensions and other postretirement benefits,
net of contributions	14.8	24.7
Loss on retirement of equipment	1.1	1.9
Changes in operating assets and liabilities
Accounts receivable	(94.3)	(81.4)
Inventories	(17.6)	(14.7)
Accounts payable and accrued expenses	21.3	36.1
Other assets and liabilities	4.2	(18.5)
Net cash provided by operating activities	9.8	7.0

Investing activities
Purchases of property, plant and equipment	(42.5)	(80.8)
Net cash used in investing activities	(42.5)	(80.8)

Financing activities
Net borrowings (repayments) under revolving credit facilities	(130.3)	85.7
Payments of long-term debt and capital lease obligations	(0.3)	(0.9)
Proceeds from issuance of long-term debt	300.0	-
Debt issuance costs	(5.2)	-
Employee stock option exercises	3.7	0.1
Tax benefit on stock option exercises	0.7	-
Dividends paid	(7.8)	(7.7)
Net cash provided by financing activities	160.8	77.2

Effect of exchange rate changes on cash	0.3	-

Net increase in cash and cash equivalents	128.4	3.4

Cash and cash equivalents at beginning of period	13.5	3.7

Cash and cash equivalents at end of period	$141.9	$7.1

Supplemental cash flow information
Interest paid	$17.4	$11.9
Income taxes paid, net of refunds	$6.7	$8.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York and Ohio), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland and South Korea.

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

The balance sheet at December 31, 2006 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Effect of New Accounting Standards In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the criteria for recognition of income tax benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” We adopted FIN 48 on January 1, 2007 and the impact of adoption was not material.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value and establishes a fair value hierarchy. SFAS 157 is effective for us on January 1, 2008 and we are currently assessing the impact of this statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for us on January 1, 2008 and we are currently assessing the impact of this statement.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	RESTRUCTURING ACTIONS AND POSTEMPLOYMENT BENEFITS

In 2006, we took certain restructuring actions to realign and resize our production capacity and cost structure. As part of these actions, we incurred charges for one-time termination benefits. At December 31, 2006, our liability related to these benefits was $36.4 million.

A summary of the restructuring related activity for the three months ended March 31, 2007 is shown below (in millions):

Accrual as of December 31, 2006	Charges	Cash Utilization	Non-Cash Accrual Adjustments	Accrual as of March 31, 2007
$ 36.4	$ 3.0	$ (19.5)	$ (0.4)	$ 19.5

In the first quarter of 2007, 36 associates represented by the International Association of Machinists (IAM) at our Tonawanda, New York facility participated in a voluntary separation incentive program. We recorded expense of $2.4 million for the estimated postemployment costs of this program and we paid $0.3 million of these costs in the first quarter of 2007. The remaining restructuring charges recorded in the first quarter of 2007 related to service earned in the period for estimated future transition payments to certain salaried associates who will terminate employment on or around December 31, 2007. We expect a majority of the remaining accrual to be paid in 2007 and will continue to make payments related to these restructuring actions through 2010.

In addition to these restructuring actions, we recorded a charge in 2006 related to supplemental unemployment benefits (SUB) estimated to be payable to UAW represented associates who are expected to be permanently idled through the end of the current collective bargaining agreement that expires in February 2008. The collective bargaining agreement between AAM and the UAW contains a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits. In the first quarter of 2007, we paid $3.1 million of SUB to workers deemed to be permanently idled and adjusted our accrual to reflect our current estimate of SUB costs to be paid to these workers through February 2008. At March 31, 2007, the accrual for SUB was $11.3 million.

3. INVENTORIES

We state our inventories at the lower of cost or market. The cost of our U.S. inventories is determined principally using the last-in, first-out method (LIFO). The cost of our foreign and indirect inventories is determined principally using the first-in, first-out method (FIFO). We classify indirect inventories, which include perishable tooling, machine repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials. When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:
	March 31,	December 31,
	2007	2006
	(in millions)

Raw materials and work-in-progress	$235.7	$220.6
Finished goods	33.6	26.3
Gross inventories	269.3	246.9
LIFO reserve	(14.4)	(13.8)
Other inventory valuation reserves	(38.5)	(34.7)
Inventories, net	$216.4	$198.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT

Long-term debt consists of the following:
	March 31,	December 31,
	2007	2006
	(in millions)

Revolving Credit Facility	$-	$100.0
7.875% Notes	300.0	-
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	2.7	2.7
Term Loan	250.0	250.0
Uncommitted lines of credit	-	33.5
Foreign credit facilities and other	37.5	33.7
Capital lease obligations	2.4	2.5
Long-term debt	$842.4	$672.2

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin. At March 31, 2007, we had $570.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility.

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

In the first quarter of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes). The 7.875% Notes are senior unsecured obligations of American Axle & Manufacturing, Inc. (AAM, Inc.) and are fully and unconditionally guaranteed by Holdings. Net proceeds from these notes will be used for general purposes, including repaying amounts outstanding under our Revolving Credit Facility.

The 5.25% Notes are senior unsecured obligations of AAM, Inc. and are fully and unconditionally guaranteed by Holdings.

The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc. As of the date of this filing, these notes are convertible into cash at the option of the holder.

The Term Loan is an unsecured obligation that is guaranteed by Holdings. Borrowings under the Term Loan bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin. We have hedged a portion of the interest rate risk related to our Term Loan by entering into an interest rate swap with a notional amount of $200.0 million. The notional amount reduces to $100.0 million in 2008 and expires in April 2010. The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates.

In the first quarter of 2007, we had access to $60.0 million of uncommitted bank lines of credit, all of which was available at March 31, 2007.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2007, $37.5 million was outstanding under these facilities and an additional $80.2 million was available.

The weighted-average interest rate of our long-term debt outstanding at March 31, 2007 and December 31, 2006 was approximately 8.0%.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in millions)

Service cost	$6.1	$8.4	$6.4	$10.3
Interest cost	8.6	8.4	6.8	8.0
Expected asset return	(9.5)	(7.9)	-	-
Amortized loss	0.4	1.3	-	1.4
Amortized prior service cost	0.6	0.8	(0.8)	(0.3)
Special termination benefits	0.2	-	-	-
Net periodic benefit cost	$6.4	$11.0	$12.4	$19.4

  We adopted the measurement date provisions of FASB Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of January 1, 2007, which requires companies to measure a plan’s assets and obligations that determine its funded status as of the end of the fiscal year. As a result of this adoption, we recorded a net transition adjustment of $12.0 million to the opening retained earnings balance related to the net periodic benefit cost for the period between September 30, 2006 and January 1, 2007.

Our regulatory pension funding requirements in 2007 are less than $5 million. We expect our cash outlay for other postretirement benefit obligations in 2007 to be between $5 million and $10 million.

6. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended
	March 31,
	2007	2006
	(in millions)

Net income	$15.4	$8.6
Defined benefit plans, net of tax	0.3	-
Foreign currency translation adjustments, net of tax	3.7	5.1
Unrecognized loss on derivatives, net of tax	(0.6)	(0.3)
Comprehensive income	$18.8	$13.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended
	March 31,
	2007	2006
	(in millions, except per share data)
Numerator
Net income	$15.4	$8.6

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	50.7	50.3

Effect of dilutive securities -
Dilutive stock-based compensation	1.4	0.8

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	52.1	51.1

Basic EPS	$0.30	$0.17
Diluted EPS	$0.30	$0.17

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 4.6 million at March 31, 2007 and 4.7 million at March 31, 2006. The ranges of exercise prices related to the excluded exercisable stock options were $23.73 - $40.83 at March 31, 2007 and $18.40 - $40.83 at March 31, 2006.

8. SHARE-BASED COMPENSATION

On March 14, 2007, we granted approximately 0.3 million stock options under our 1999 Stock Incentive Plan to our executive officers. These options will be expensed over the expected vesting period, which is three years.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected volatility	44.26%	41.31%
Risk-free interest rate	4.46%	4.78%
Dividend yield	2.30%	3.70%
Expected life of option	8 years	7 years
Weighted average grant-date fair value	$11.13	$5.33

  We also award performance accelerated restricted stock and restricted stock units (PARS and RSUs, respectively) under our 1999 Stock Incentive Plan. We granted approximately 0.8 million PARS and 0.1 million RSUs on March 14, 2007 with a grant-date fair value of $26.02. The PARS and RSUs vest over three to five years contingent upon the satisfaction of future financial performance targets specified by the awards. The unearned compensation will be expensed over the expected vesting period.

9.	SUBSEQUENT EVENT

  In the first quarter of 2007, we offered a voluntary separation program to IAM represented hourly associates at our Detroit, Michigan facilities. We expect to  record an estimated pre-tax charge ranging between $5 million to $6 million related to the participation in this program in the second quarter of 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc. Holdings fully and unconditionally guarantees the 5.25% Notes and 7.875% Notes, which are senior unsecured obligations of AAM, Inc. The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc.

The following Condensed Consolidating Financial Statements are included in lieu of providing separate financial statements for Holdings and AAM, Inc. These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income
Three months ended March 31,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Net sales
External	$-	$565.1	$237.1	$-	$802.2
Intercompany	-	9.8	28.0	(37.8)	-
Total net sales	-	574.9	265.1	(37.8)	802.2
Cost of goods sold	-	521.6	232.0	(36.2)	717.4
Gross profit	-	53.3	33.1	(1.6)	84.8
Selling, general and administrative expenses	-	47.1	3.4	(1.6)	48.9
Operating income	-	6.2	29.7	-	35.9
Net interest expense	-	(12.3)	(1.7)	-	(14.0)
Other income, net	-	0.1	-	-	0.1
Income (loss) before income taxes	-	(6.0)	28.0	-	22.0
Income tax expense	-	4.8	1.8	-	6.6
Earnings from equity in subsidiaries	15.4	17.0	-	(32.4)	-
Net income before royalties and dividends	15.4	6.2	26.2	(32.4)	15.4
Royalties and dividends	-	9.2	(9.2)	-	-
Net income after royalties and dividends	$15.4	$15.4	$17.0	$(32.4)	$15.4
2006
Net sales
External	$-	$584.5	$250.3	$-	$834.8
Intercompany	-	10.3	23.5	(33.8)	-
Total net sales	-	594.8	273.8	(33.8)	834.8
Cost of goods sold	-	560.4	243.4	(32.5)	771.3
Gross profit	-	34.4	30.4	(1.3)	63.5
Selling, general and administrative expenses	-	47.1	2.6	(1.3)	48.4
Operating income (loss)	-	(12.7)	27.8	-	15.1
Net interest expense	-	(2.0)	(5.4)	-	(7.4)
Other income, net	-	-	0.6	-	0.6
Income (loss) before income taxes	-	(14.7)	23.0	-	8.3
Income tax expense (benefit)	-	(3.9)	3.6	-	(0.3)
Earnings from equity in subsidiaries	8.6	9.5	-	(18.1)	-
Net income (loss) before royalties and dividends	8.6	(1.3)	19.4	(18.1)	8.6
Royalties and dividends	-	9.9	(9.9)	-	-
Net income after royalties and dividends	$8.6	$8.6	$9.5	$(18.1)	$8.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
March 31, 2007
Assets
Current assets
Cash and cash equivalents	$-	$135.8	$6.1	$-	$141.9
Accounts receivable, net	-	260.8	161.3	-	422.1
Inventories, net	-	117.0	99.4	-	216.4
Other current assets	-	67.7	43.1	-	110.8
Total current assets	-	581.3	309.9	-	891.2
Property, plant and equipment, net	-	1,047.0	665.2	-	1,712.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	25.5	61.2	-	86.7
Investment in subsidiaries	1,055.9	692.8	84.7	(1,833.4)	-
Total assets	$1,055.9	$2,346.6	$1,268.8	$(1,833.4)	$2,837.9
Liabilities and Stockholders’ equity
Current liabilities
Accounts payable	$-	$234.0	$144.3	$-	$378.3
Other accrued expenses	-	147.2	37.5	-	184.7
Total current liabilities	-	381.2	181.8	-	563.0
Intercompany payable (receivable)	265.3	(471.7)	206.4	-	-
Long-term debt	2.7	799.8	39.9	-	842.4
Other long-term liabilities	-	551.1	61.0	-	612.1
Total liabilities	268.0	1,260.4	489.1	-	2,017.5
Stockholders’ equity	787.9	1,086.2	779.7	(1,833.4)	820.4
Total liabilities and stockholders’ equity	$1,055.9	$2,346.6	$1,268.8	$(1,833.4)	$2,837.9

December 31, 2006
Assets
Current assets
Cash and cash equivalents	$-	$0.5	$13.0	$-	$13.5
Accounts receivable, net	-	181.0	146.6	-	327.6
Inventories, net	-	110.4	88.0	-	198.4
Other current assets	-	62.9	37.0	-	99.9
Total current assets	-	354.8	284.6	-	639.4
Property, plant and equipment, net	-	1,075.2	656.5	-	1,731.7
Goodwill	-	0.0	147.8	-	147.8
Other assets and deferred charges	-	17.2	61.4	-	78.6
Investment in subsidiaries	1,043.4	676.1	69.9	(1,789.4)	-
Total assets	$1,043.4	$2,123.3	$1,220.2	$(1,789.4)	2,597.5
Liabilities and Stockholders’ equity
Current liabilities
Accounts payable	$-	$201.6	$127.3	$-	$328.9
Other accrued expenses	-	173.6	38.8	-	212.4
Total current liabilities	-	375.2	166.1	-	541.3
Intercompany payable (receivable)	240.2	(451.0)	210.8	-	-
Long-term debt	2.7	633.2	36.3	-	672.2
Other long-term liabilities	-	508.0	62.3	-	570.3
Total liabilities	242.9	1,065.4	475.5	-	1,783.8
Stockholders’ equity	800.5	1,057.9	744.7	(1,789.4)	813.7
Total liabilities and stockholders’ equity	$1,043.4	$2,123.3	$1,220.2	$(1,789.4)	$2,597.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three months ended March 31,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Operating activities
Net cash provided by (used in) operating activities	$-	$(19.6)	$29.4	$-	$9.8
Investing activities
Purchases of property, plant and equipment	-	(11.1)	(31.4)	-	(42.5)
Net cash used in investing activities	-	(11.1)	(31.4)	-	(42.5)
Financing activities
Net debt activity	-	166.5	2.9	-	169.4
Intercompany activity	7.8	0.3	(8.1)	-	-
Debt issuance costs	-	(5.2)	-	-	(5.2)
Employee stock option exercises, including tax benefit	-	4.4	-	-	4.4
Dividends paid	(7.8)	-	-	-	(7.8)
Net cash provided by (used in) financing activities	-	166.0	(5.2)	-	160.8
Effect of exchange rate changes on cash	-	-	0.3	-	0.3
Net increase (decrease) in cash and cash equivalents	-	135.3	(6.9)	-	128.4
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$135.8	$6.1	$-	$141.9

2006
Operating activities
Net cash provided by (used in) operating activities	$-	$(15.0)	$22.0	$-	$7.0
Investing activities
Purchases of property, plant and equipment	-	(24.5)	(56.3)	-	(80.8)
Net cash used in investing activities	-	(24.5)	(56.3)	-	(80.8)
Financing activities
Net debt activity	-	83.0	1.8	-	84.8
Intercompany activity	7.7	(43.5)	35.8	-	-
Employee stock option exercises, including tax benefit	-	0.1	-	-	0.1
Dividends paid	(7.7)	-	-	-	(7.7)
Net cash provided by financing activities	-	39.6	37.6	-	77.2
Effect of exchange rate changes on cash	-	-	-	-	-
Net increase in cash and cash equivalents	-	0.1	3.3	-	3.4
Cash and cash equivalents at beginning of period	-	0.2	3.5	-	3.7
Cash and cash equivalents at end of period	$-	$0.3	$6.8	$-	$7.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 80% of our total net sales in the first quarter of 2007 as compared to 76% for the full-year 2006.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. As part of this program, we supply a fully integrated computer-controlled chassis system for the Dodge Ram Power Wagon. Sales to DaimlerChrysler Corporation (DaimlerChrysler) were approximately 10% of our total net sales in the first quarter of 2007 as compared to 14% for the full-year 2006.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company, SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd., Koyo Machine Industries Co., Ltd. and Hino Motors, Ltd. Our net sales to customers other than GM were $160.0 million in the first quarter of 2007 as compared to $203.6 million for the first quarter of 2006.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Net Sales Net sales were $802.2 million in the first quarter of 2007 as compared to $834.8 million in the first quarter of 2006. As compared to the first quarter of 2006, our sales in the first quarter of 2007 reflect a decrease of approximately 2% in production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler and a decrease of approximately 32% in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 3.9% to $1,252 in the first quarter of 2007 as compared to $1,205 in the first quarter of 2006. The increase is due primarily to the impact of new AAM content appearing on GM’s full-size pickup trucks. Our 4WD/AWD penetration rate was 63.9% in the first quarter of 2007 as compared to 62.6% in the first quarter of 2006.

Gross Profit Gross profit was $84.8 million in the first quarter of 2007 as compared to $63.5 million in the first quarter of 2006. Gross margin was 10.6% in the first quarter of 2007 as compared to 7.6% in the first quarter of 2006. The increase in gross profit in the first quarter of 2007 reflects the impact of productivity gains, purchased material cost savings and structural cost reductions resulting from the special attrition program and other restructuring actions initiated in 2006. In the first quarter of 2007, we expensed $5.4 million of supplemental unemployment benefits and other related benefit costs for associates on layoff as compared to $17.8 million in the first quarter of 2006. Gross profit in the first quarter of 2007 includes approximately $2.9 million in special charges, primarily related to incremental attrition program activity. In addition, the increase in gross profit was partially offset by an increase in non-cash expenses related to depreciation and stock-based compensation.

Selling, General and Administrative Expenses (SG&A) SG&A (including research and development (R&D)) was $48.9 million or 6.1% of net sales in the first quarter of 2007 as compared to $48.4 million or 5.8% of net sales in the first quarter of 2006. R&D increased 4.1% to $20.1 million in the first quarter of 2007 as compared to $19.3 million in the first quarter of 2006.

Operating Income Operating income was $35.9 million in the first quarter of 2007 as compared to $15.1 million in the first quarter of 2006. Operating margin was 4.5% in the first quarter of 2007 as compared to 1.8% in the first quarter of 2006. The increases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense Net interest expense was $14.0 million in the first quarter of 2007 as compared to $7.4 million in the first quarter of 2006. The increase in interest expense was principally due to higher interest rates and higher average outstanding borrowings.

Income Tax Expense Income tax expense (benefit) was an expense of $6.6 million in the first quarter of 2007 as compared to a benefit of $0.3 million in the first quarter of 2006. Our effective income tax rate was an expense of 30.0% in the first quarter of 2007 as compared to a benefit of 3.6% in the first quarter of 2006. The effective tax rate in the first quarter of 2006 included a favorable tax adjustment of $3.1 million related to the settlement of federal and state tax liabilities from prior years.

Net Income and Earnings Per Share (EPS) Net income was $15.4 million in the first quarter of 2007 as compared to $8.6 million in the first quarter of 2006. Diluted earnings per share were $0.30 in the first quarter of 2007 as compared to $0.17 in the first quarter of 2006. Net income and EPS for the first quarters of 2007 and 2006 were primarily impacted by the factors discussed in Gross Profit, SG&A and Net Interest Expense.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) EBITDA was $93.0 million in the first quarter of 2007 as compared to $65.1 million in the first quarter of 2006. EBITDA for the first quarters of 2007 and 2006 was primarily impacted by the factors discussed in Gross Profit and SG&A.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, working capital investments and our quarterly cash dividend program. We believe that operating cash flow, available cash balances and borrowings under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities Net cash provided by operating activities was $9.8 million in the first quarter of 2007 as compared to $7.0 million in the first quarter of 2006. This increase reflects higher net income, receipt of customer payments to implement customer capacity programs and lower tax payments, partially offset by $19.5 million of cash payments related to attrition programs initiated in 2006 and 2007.

Investing Activities Capital expenditures were $42.5 million in the first quarter of 2007 as compared to $80.8 million in the first quarter of 2006. We expect our capital spending in 2007 to be in the range of $225 million to $230 million. These expenditures will support our realignment and resizing initiatives, the future launch of passenger car and crossover vehicle programs within our new business backlog and the continued development of our facilities in China and Poland.

Net Operating Cash Flow and Free Cash Flow For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities Net cash provided by financing activities was $160.8 million in the first quarter of 2007 as compared to $77.2 million in the first quarter of 2006. Total long-term debt outstanding increased $170.2 million in the first quarter of 2007 to $842.4 million as compared to $672.2 million at year-end 2006. Our long-term debt normally increases in the first quarter of any given year to fund increased working capital requirements resulting from our customers’ seasonal production requirements.

In the first quarter of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes). The 7.875% Notes are senior unsecured obligations of AAM, Inc. and are fully and unconditionally guaranteed by Holdings. Net proceeds from these notes will be used for general purposes, including repaying amounts outstanding under our Revolving Credit Facility. We paid debt issuance costs of $5.2 million in the first quarter of 2007 related to the 7.875% Notes.

At March 31, 2007, we had $570.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility. We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs. At March 31, 2007, $37.5 million was outstanding and $140.2 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding in the first quarter of 2007 was 8.2% as compared to 6.8% for the year ended December 31, 2006.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994. GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements. Such expenditures were not significant in the first quarter of 2007, and we do not expect such expenditures to be significant for the remainder of 2007.

EFFECT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the criteria for recognition of income tax benefits in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We adopted FIN 48 on January 1, 2007 and the impact of adoption was not significant.

In September 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). This statement amends FASB Statement Nos. 87, 88, 106 and 132R. We adopted the balance sheet recognition provisions of SFAS 158 on December 31, 2006. The effective date for plan assets and benefit obligations to be measured as of the date of the fiscal year-end statement of financial position is January 1, 2008. We elected to early adopt the measurement date provisions on January 1, 2007. As a result, we recorded a transition adjustment of $12.0 million to the opening retained earnings balance related to the net periodic benefit cost for the period between September 30, 2006 and January 1, 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value and establishes a fair value hierarchy. SFAS 157 is effective for us on January 1, 2008 and we are currently assessing the impact of this statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for us on January 1, 2008 and we are currently assessing the impact of this statement.

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three months ended March 31, 2007 and 2006 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measures differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended
	March 31,
	2007	2006
	(in millions)

Net income	$15.4	$8.6
Interest expense	14.6	7.4
Income taxes	6.6	(0.3)
Depreciation and amortization	56.4	49.4
EBITDA	$93.0	$65.1

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

Net Operating Cash Flow and Free Cash Flow

	Three months ended
	March 31,
	2007	2006
	(in millions)

Net cash provided by operating activities	$9.8	$7.0
Less: Purchases of property, plant and equipment	42.5	80.8
Net operating cash flow	(32.7)	(73.8)
Less: Dividends paid	7.8	7.7
Free cash flow	$(40.5)	$(81.5)

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

Currency Exchange Risk Because a majority of our business is denominated in U.S. dollars, we currently do not have significant exposures relating to currency exchange risk. From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar. At March 31, 2007, we had currency forward contracts with a notional amount of $34.2 million outstanding.

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

Interest Rate Risk We are exposed to variable interest rates on certain credit facilities. From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates. Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreement as an adjustment to interest expense over the lives of the debt agreements. We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million. This notional amount reduces to $100.0 million in December 2008 and expires in April 2010. The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at March 31, 2007) on our long-term debt outstanding at March 31, 2007 would be approximately $0.9 million on an annualized basis.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2007, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2006 Form 10-K.

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
April 27, 2007

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