Form 10-Q
period 2007-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2007-07-27
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 23, 2007, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 53,344,433 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except per share data)

Net sales	$916.5	$874.6	$1,718.7	$1,709.4

Cost of goods sold	803.4	784.7	1,520.8	1,556.0

Gross profit	113.1	89.9	197.9	153.4

Selling, general and administrative expenses	54.2	49.4	103.1	97.9

Operating income	58.9	40.5	94.8	55.5

Net interest expense	(15.3)	(7.9)	(29.3)	(15.3)

Other income (expense)
Debt refinancing and redemption costs	(5.5)	(2.4)	(5.5)	(2.4)
Other, net	1.2	0.7	1.3	1.4

Income before income taxes	39.3	30.9	61.3	39.2

Income taxes	5.3	10.5	11.9	10.1

Net income	$34.0	$20.4	$49.4	$29.1

Basic earnings per share	$0.67	$0.41	$0.97	$0.58

Diluted earnings per share	$0.64	$0.40	$0.94	$0.57

Dividends declared per share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
Assets
Current assets
Cash and cash equivalents	$331.3	$13.5
Accounts receivable, net	399.3	327.6
Inventories, net	221.8	198.4
Prepaid expenses and other	85.4	69.2
Deferred income taxes	27.5	30.7
Total current assets	1,065.3	639.4

Property, plant and equipment, net	1,696.6	1,731.7
Deferred income taxes	46.8	35.7
Goodwill	147.8	147.8
Other assets and deferred charges	49.2	42.9
Total assets	$3,005.7	$2,597.5

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$430.4	$316.4
Trade payable program liability	-	12.5
Accrued compensation and benefits	159.8	156.3
Other accrued expenses	66.8	56.1
Total current liabilities	657.0	541.3

Long-term debt	846.3	672.2
Deferred income taxes	6.1	6.8
Postretirement benefits and other long-term liabilities	639.8	563.5
Total liabilities	2,149.2	1,783.8

Stockholders' equity
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	401.4	381.7
Retained earnings	611.7	590.0
Treasury stock at cost, 5.1 million shares in 2007 and 2006	(171.8)	(171.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(10.6)	(0.8)
Foreign currency translation adjustments	25.9	15.5
Unrecognized loss on derivatives	(0.7)	(1.5)
Total stockholders' equity	856.5	813.7
Total liabilities and stockholders' equity	$3,005.7	$2,597.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
	(in millions)
Operating activities
Net income	$49.4	$29.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	113.4	100.4
Deferred income taxes	3.9	(7.9)
Stock-based compensation	12.0	5.2
Pensions and other postretirement benefits, net of contributions	25.9	52.9
Loss on retirement of equipment	2.9	4.8
Debt refinancing and redemption costs	5.5	2.4
Changes in operating assets and liabilities
Accounts receivable	(70.9)	(98.8)
Inventories	(22.4)	(18.0)
Accounts payable and accrued expenses	104.1	56.2
Other assets and liabilities	10.8	(26.6)
Net cash provided by operating activities	234.6	99.7

Investing activities
Purchases of property, plant and equipment	(75.5)	(156.0)
Purchase buyouts of leased equipment	-	(19.5)
Net cash used in investing activities	(75.5)	(175.5)

Financing activities
Net borrowings (repayments) under revolving credit facilities	(127.6)	25.6
Proceeds from the issuance of long-term debt	550.0	204.8
Payment of Term Loan due 2010	(252.5)	-
Payments of other long-term debt and capital lease obligations	(0.5)	(129.3)
Debt issuance costs	(7.5)	(3.1)
Employee stock option exercises	9.2	0.2
Tax benefit on stock option exercises	2.1	-
Dividends paid	(15.8)	(15.5)
Net cash provided by financing activities	157.4	82.7

Effect of exchange rate changes on cash	1.3	0.2

Net increase in cash and cash equivalents	317.8	7.1

Cash and cash equivalents at beginning of period	13.5	3.7

Cash and cash equivalents at end of period	$331.3	$10.8

Supplemental cash flow information
Interest paid	$26.0	$18.3
Income taxes paid, net of refunds	$14.7	$34.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

Income Tax Expense  Income tax expense was $5.3 million in the second quarter of 2007 as compared to $10.5 million in the second quarter of 2006.  Our effective income tax rate was 13.4% in the second quarter of 2007 as compared to 33.9% in the second quarter of 2006.  The effective tax rate in the second quarter of 2006 included an unfavorable tax adjustment of $2.6 million related to the settlement of tax liabilities from prior years.   The decrease in our effective income tax rate in the second quarter of 2007 as compared to the second quarter of 2006 also reflects an increase in income in jurisdictions which carry lower overall effective tax rates.

Trade Payable Program Liability  In the second quarter of 2007, we terminated our supplier payment program.  As of June 30, 2007, there was no outstanding balance under this program.

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

Effect of New Accounting Standards In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the criteria for recognition of income tax benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We adopted FIN 48 on January 1, 2007 and the impact of adoption was not material.  As of the date of adoption, our unrecognized tax benefits attributable to uncertain tax positions were approximately $26 million.  We remain subject to income tax examinations in the U.S. for years after 2003 and in Mexico for years after 2001.

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

In 2007, we incurred charges for one-time termination benefits related to ongoing restructuring actions.  In addition, we continue to make payments related to the charges incurred in 2006.  A summary of this activity for the six months ended June 30, 2007 is shown below (in millions):

Accrual as of December 31, 2006	Charges	Cash Utilization	Non-Cash Accrual Adjustments	Accrual as of June 30, 2007
$36.4	$9.3	$(29.0)	$(1.2)	$15.5

In the first half of 2007, approximately 90 associates represented by the International Association of Machinists (IAM) at our Tonawanda, New York and Detroit, Michigan facilities participated in a voluntary separation incentive program (VSIP) and elected to terminate employment with AAM.  We recorded expense of $7.4 million for the estimated postemployment costs of this VSIP in the first half of 2007 and we paid $5.1 million of these costs as of June 30, 2007.  The remaining one-time termination benefit charges recorded in the first half of 2007 related to service earned in the period for estimated future transition payments to certain salaried associates who will terminate employment on or around December 31, 2007.

We expect a majority of the remaining restructuring accrual to be paid in 2007 and will continue to make payments related to these restructuring actions through 2010.

In addition to the one-time termination benefits, we have also incurred charges related to the redeployment of assets to support new programs.  In the first half of 2007, we have expensed $1.4 million as a result of these restructuring actions.

3.     SUPPLEMENTAL UNEMPLOYMENT BENEFITS

We recorded a charge in 2006 related to supplemental unemployment benefits (SUB) estimated to be payable to UAW represented associates who are expected to be permanently idled through the end of the current collective bargaining agreement that expires in February 2008.  The collective bargaining agreement between AAM and the UAW contains a SUB provision, which requires us to pay eligible idled workers certain benefits.  As of December 31, 2006, the liability for SUB was $13.2 million.  In the first half of 2007, we paid $6.0 million of SUB to workers deemed to be permanently idled and adjusted our accrual to reflect our current estimate of SUB costs to be paid to these workers through February 2008.  At June 30, 2007, the accrual for SUB was $8.1 million.

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

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(in millions)

Raw materials and work-in-progress	$236.7	$220.6
Finished goods	42.0	26.3
Gross inventories	278.7	246.9
LIFO reserve	(14.9)	(13.8)
Other inventory valuation reserves	(42.0)	(34.7)
Inventories, net	$221.8	$198.4

5.     LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(in millions)

Revolving Credit Facility	$-	$100.0
7.875% Notes	300.0	-
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	2.7	2.7
Term Loan due 2010	-	250.0
Term Loan due 2012	250.0	-
Uncommitted lines of credit	-	33.5
Foreign credit facilities and other	41.4	33.7
Capital lease obligations	2.4	2.5
Long-term debt	$846.3	$672.2

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At June 30, 2007, we had $570.2 million available under the Revolving Credit Facility.  This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility.

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

In the first quarter of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes).  Net proceeds from these notes were used for general corporate purposes, including repaying amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million in the first half of 2007 related to the 7.875% Notes.

The 2.00% Convertible Notes, as of the date of this filing, are convertible into cash at the option of the holder.

On June 14, 2007, we entered into a $250.0 million senior unsecured term loan that matures in June 2012 (Term Loan due 2012).  Borrowings under the Term Loan due 2012 bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin.  Proceeds from the Term Loan due 2012 were used for general corporate purposes, including the payment of amounts outstanding under the senior unsecured term loan scheduled to mature in April 2010 (Term Loan due 2010).  We paid $2.3 million in debt issuance costs related to the Term Loan due 2012.

On June 28, 2007, we voluntarily prepaid amounts outstanding under our Term Loan due 2010.  Upon repayment of the Term Loan due 2010, we expensed $3.0 million of unamortized debt issuance costs and $2.5 million of prepayment premiums.  We had been amortizing the debt issuance costs over the expected life of the borrowing.

We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million as of June 30, 2007.  The notional amount reduces to $100.0 million in 2008 and expires in April 2010.  The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates.

In the second quarter of 2007, we had access to $60.0 million of uncommitted bank lines of credit, all of which was available at June 30, 2007.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2007, $41.4 million was outstanding under these facilities and an additional $83.3 million was available.

The weighted-average interest rate of our long-term debt outstanding at June 30, 2007 was 7.5% as compared to 8.0% at December 31, 2006.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Service cost	$4.6	$8.4	$10.7	$16.8
Interest cost	8.7	8.3	17.3	16.7
Expected asset return	(9.5)	(7.8)	(19.0)	(15.7)
Amortized loss	0.3	1.3	0.7	2.6
Amortized prior service cost	0.6	0.8	1.2	1.6
Special termination benefits	0.2	-	0.4	-
Net periodic benefit cost	$4.9	$11.0	$11.3	$22.0

	Other Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Service cost	$6.5	$10.3	$12.9	$20.6
Interest cost	7.2	8.0	14.0	16.0
Amortized loss	-	1.4	-	2.8
Amortized prior service credit	(0.7)	(0.4)	(1.5)	(0.7)
Net periodic benefit cost	$13.0	$19.3	$25.4	$38.7

We adopted the measurement date provisions of FASB Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of January 1, 2007, which requires companies to measure a plan’s assets and obligations that determine its funded status as of the end of the fiscal year.  As a result of this adoption, we recorded a net transition adjustment of $12.0 million in the first quarter of 2007 to the opening retained earnings balance related to the net periodic benefit cost for the period between September 30, 2006 and January 1, 2007.

In the second quarter of 2007, we recorded an adjustment related to the completion of our valuation for pension and other postretirement benefit assets and obligations as of January 1, 2007.  This adjustment resulted in an increase in postretirement benefits and other long-term liabilities of $15.7 million, a decrease in accumulated other comprehensive income of $10.2 million and an increase in deferred income taxes of $5.5 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Net income	$34.0	$20.4	$49.4	$29.1
Defined benefit plans, net of tax	(10.1)	-	(9.8)	-
Foreign currency translation adjustments, net of tax	6.7	0.9	10.4	6.0
Gain (loss) on derivatives, net of tax	1.4	(0.9)	0.8	(1.2)
Comprehensive income	$32.0	$20.4	$50.8	$33.9

8.     EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except per share data)

Numerator
Net income	$34.0	$20.4	$49.4	$29.1

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	50.9	50.3	50.8	50.3

Effect of dilutive securities
Dilutive stock-based compensation	1.9	0.9	1.7	0.8

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	52.8	51.2	52.5	51.1

Basic EPS	$0.67	$0.41	$0.97	$0.58

Diluted EPS	$0.64	$0.40	$0.94	$0.57

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 1.4 million at June 30, 2007 and 4.7 million at June 30, 2006.  The ranges of exercise prices related to the excluded exercisable stock options were $32.13 - $40.83 at June 30, 2007 and $18.40 - $40.83 at June 30, 2006.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     SHARE-BASED COMPENSATION

On March 14, 2007, we granted approximately 0.3 million stock options to executive officers under our 1999 Stock Incentive Plan.  These options will be expensed over the expected vesting period, which is three years.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected volatility	44.26%	41.31%
Risk-free interest rate	4.46%	4.78%
Dividend yield	2.30%	3.70%
Expected life of option	8 years	7 years
Weighted average grant-date fair value	$11.13	$5.33

We also award performance accelerated restricted stock and restricted stock units (PARS and RSUs, respectively) under our 1999 Stock Incentive Plan. We granted approximately 0.8 million PARS and 0.1 million RSUs on March 14, 2007 with a grant-date fair value of $26.02.  The PARS and RSUs vest over three to five years contingent upon the satisfaction of future financial performance targets specified by the awards.  The unearned compensation associated with the PARS and RSUs are expensed over the expected vesting period of each grant.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc.  Holdings fully and unconditionally guarantees the 5.25% Notes and the 7.875% Notes, which are senior unsecured obligations of AAM, Inc.  The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc.

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

Condensed Consolidating Statements of Income
Three months ended, June 30,
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Net sales
External	$-	$609.5	$307.0	$-	$916.5
Intercompany	-	15.5	32.4	(47.9)	-
Total net sales	-	625.0	339.4	(47.9)	916.5
Cost of goods sold	-	557.1	292.5	(46.2)	803.4
Gross profit	-	67.9	46.9	(1.7)	113.1
Selling, general and administrative expenses	-	52.0	3.9	(1.7)	54.2
Operating income	-	15.9	43.0	-	58.9
Net interest expense	-	(14.2)	(1.1)	-	(15.3)
Other income (expense), net	-	(5.5)	1.2	-	(4.3)
Income (loss) before income taxes	-	(3.8)	43.1	-	39.3
Income tax expense	-	3.1	2.2	-	5.3
Earnings from equity in subsidiaries	34.0	27.8	-	(61.8)	-
Net income before royalties and dividends	34.0	20.9	40.9	(61.8)	34.0
Royalties and dividends	-	13.1	(13.1)	-	-
Net income after royalties and dividends	$34.0	$34.0	$27.8	$(61.8)	$34.0
2006
Net sales
External	$-	$595.0	$279.6	$-	$874.6
Intercompany	-	11.3	22.0	(33.3)	-
Total net sales	-	606.3	301.6	(33.3)	874.6
Cost of goods sold	-	554.8	261.8	(31.9)	784.7
Gross profit	-	51.5	39.8	(1.4)	89.9
Selling, general and administrative expenses	-	47.7	3.1	(1.4)	49.4
Operating income	-	3.8	36.7	-	40.5
Net interest expense	-	(2.5)	(5.4)	-	(7.9)
Other income (expense), net	-	(2.7)	1.0	-	(1.7)
Income (loss) before income taxes	-	(1.4)	32.3	-	30.9
Income tax expense	-	1.3	9.2	-	10.5
Earnings from equity in subsidiaries	20.4	12.0	-	(32.4)	-
Net income before royalties and dividends	20.4	9.3	23.1	(32.4)	20.4
Royalties and dividends	-	11.1	(11.1)	-	-
Net income after royalties and dividends	$20.4	$20.4	$12.0	$(32.4)	$20.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Six months ended, June 30,
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Net sales
External	$-	$1,174.6	$544.1	$-	$1,718.7
Intercompany	-	25.3	60.4	(85.7)	-
Total net sales	-	1,199.9	604.5	(85.7)	1,718.7
Cost of goods sold	-	1,078.8	524.5	(82.5)	1,520.8
Gross profit	-	121.1	80.0	(3.2)	197.9
Selling, general and administrative expenses	-	99.0	7.3	(3.2)	103.1
Operating income	-	22.1	72.7	-	94.8
Net interest expense	-	(26.6)	(2.7)	-	(29.3)
Other income (loss), net	-	(5.4)	1.2	-	(4.2)
Income (loss) before income taxes	-	(9.9)	71.2	-	61.3
Income tax expense	-	7.9	4.0	-	11.9
Earnings from equity in subsidiaries	49.4	44.8	-	(94.2)	-
Net income before royalties and dividends	49.4	27.0	67.2	(94.2)	49.4
Royalties and dividends	-	22.4	(22.4)	-	-
Net income after royalties and dividends	$49.4	$49.4	$44.8	$(94.2)	$49.4
2006
Net sales
External	$-	$1,179.5	$529.9	$-	$1,709.4
Intercompany	-	21.7	45.3	(67.0)	-
Total net sales	-	1,201.2	575.2	(67.0)	1,709.4
Cost of goods sold	-	1,115.3	505.2	(64.5)	1,556.0
Gross profit	-	85.9	70.0	(2.5)	153.4
Selling, general and administrative expenses	-	94.8	5.6	(2.5)	97.9
Operating income (loss)	-	(8.9)	64.4	-	55.5
Net interest expense	-	(4.6)	(10.7)	-	(15.3)
Other income (loss), net	-	(2.6)	1.6	-	(1.0)
Income (loss) before income taxes	-	(16.1)	55.3	-	39.2
Income tax expense (benefit)	-	(2.6)	12.7	-	10.1
Earnings from equity in subsidiaries	29.1	21.6	-	(50.7)	-
Net income before royalties and dividends	29.1	8.1	42.6	(50.7)	29.1
Royalties and dividends	-	21.0	(21.0)	-	-
Net income after royalties and dividends	$29.1	$29.1	$21.6	$(50.7)	$29.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
June 30, 2007
Assets
Current assets
Cash and cash equivalents	$-	$324.5	$6.8	$-	$331.3
Accounts receivable, net	-	225.1	174.2	-	399.3
Inventories, net	-	121.3	100.5	-	221.8
Other current assets	-	59.2	53.7	-	112.9
Total current assets	-	730.1	335.2	-	1,065.3
Property, plant and equipment, net	-	1,017.1	679.5	-	1,696.6
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	39.5	56.5	-	96.0
Investment in subsidiaries	1,134.8	714.9	-	(1,849.7)	-
Total assets	$1,134.8	$2,501.6	$1,219.0	$(1,849.7)	$3,005.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$-	$250.8	$179.6	$-	$430.4
Other accrued expenses	-	180.4	46.2	-	226.6
Total current liabilities	-	431.2	225.8	-	657.0
Intercompany payable (receivable)	275.6	(447.6)	172.0	-	-
Long-term debt	2.7	799.8	43.8	-	846.3
Other long-term liabilities	-	583.4	62.5	-	645.9
Total liabilities	278.3	1,366.8	504.1	-	2,149.2
Stockholders’ equity	856.5	1,134.8	714.9	(1,849.7)	856.5
Total liabilities and stockholders’ equity	$1,134.8	$2,501.6	$1,219.0	$(1,849.7)	$3,005.7

December 31, 2006
Assets
Current assets
Cash and cash equivalents	$-	$0.5	$13.0	$-	$13.5
Accounts receivable, net	-	181.0	146.6	-	327.6
Inventories, net	-	110.4	88.0	-	198.4
Other current assets	-	62.9	37.0	-	99.9
Total current assets	-	354.8	284.6	-	639.4
Property, plant and equipment, net	-	1,075.2	656.5	-	1,731.7
Goodwill	-	0.0	147.8	-	147.8
Other assets and deferred charges	-	17.2	61.4	-	78.6
Investment in subsidiaries	1,043.4	676.1	69.9	(1,789.4)	-
Total assets	$1,043.4	$2,123.3	$1,220.2	$(1,789.4)	2,597.5
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$-	$201.6	$127.3	$-	$328.9
Other accrued expenses	-	173.6	38.8	-	212.4
Total current liabilities	-	375.2	166.1	-	541.3
Intercompany payable (receivable)	240.2	(451.0)	210.8	-	-
Long-term debt	2.7	633.2	36.3	-	672.2
Other long-term liabilities	-	508.0	62.3	-	570.3
Total liabilities	242.9	1,065.4	475.5	-	1,783.8
Stockholders’ equity	800.5	1,057.9	744.7	(1,789.4)	813.7
Total liabilities and stockholders’ equity	$1,043.4	$2,123.3	$1,220.2	$(1,789.4)	$2,597.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six months ended June 30,
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Operating activities
Net cash provided by operating activities	$-	$141.0	$93.6	$-	$234.6
Investing activities
Purchases of property, plant and equipment	-	(17.5)	(58.0)	-	(75.5)
Net cash used in investing activities	-	(17.5)	(58.0)	-	(75.5)
Financing activities
Net debt activity	-	164.0	5.4	-	169.4
Intercompany activity	15.8	32.7	(48.5)	-	-
Debt issuance costs	-	(7.5)	-	-	(7.5)
Employee stock option exercises,
including tax benefit	-	11.3	-	-	11.3
Dividends paid	(15.8)	-	-	-	(15.8)
Net cash provided by (used in) financing activities	-	200.5	(43.1)	-	157.4
Effect of exchange rate changes on cash	-	-	1.3	-	1.3
Net increase (decrease) in cash and cash equivalents	-	324.0	(6.2)	-	317.8
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$324.5	$6.8	$-	$331.3

2006
Operating activities
Net cash provided by operating activities	$-	$70.5	$29.2	$-	$99.7
Investing activities
Purchases of property, plant and equipment	-	(67.8)	(88.2)	-	(156.0)
Purchase buyouts of leased equipment	-	(19.5)	-	-	(19.5)
Net cash used in investing activities	-	(87.3)	(88.2)	-	(175.5)
Financing activities
Net debt activity	(128.4)	218.5	11.0	-	101.1
Intercompany activity	143.9	(198.6)	54.7	-	-
Debt issuance costs	-	(3.1)	-	-	(3.1)
Employee stock option exercises,
including tax benefit	-	0.2	-	-	0.2
Dividends paid	(15.5)	-	-	-	(15.5)
Net cash provided by financing activities	-	17.0	65.7	-	82.7
Effect of exchange rate changes on cash	-	-	0.2	-	0.2
Net increase in cash and cash equivalents	-	0.2	6.9	-	7.1
Cash and cash equivalents at beginning of period	-	0.2	3.5	-	3.7
Cash and cash equivalents at end of period	$-	$0.4	$10.4	$-	$10.8

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 78% of our total net sales in the first half of 2007 as compared to 76% for the full-year 2006.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to DaimlerChrysler Corporation (DaimlerChrysler) were approximately 12% of our total net sales in the first half of 2007 as compared to 14% for the full-year 2006.

In addition to GM and DaimlerChrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company, SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd., Koyo Machine Industries Co., Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM were $375.9 million in the first half of 2007 as compared to $408.1 million for the first half of 2006.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Net Sales  Net sales were $916.5 million in the second quarter of 2007 as compared to $874.6 million in the second quarter of 2006.  As compared to the second quarter of 2006, our sales in the second quarter of 2007 reflect approximately flat production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler and a decrease of approximately 18% in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 8.4% to $1,318 in the second quarter of 2007 as compared to $1,216 in the second quarter of 2006.  The increase is due primarily to the impact of new AAM content appearing on GM’s full-size pickup trucks.  The increase in content-per-vehicle also reflects an increase of 4WD/AWD penetration rate to 65.1% in the second quarter of 2007 as compared to 62.3% in the second quarter of 2006.

Gross Profit  Gross profit was $113.1 million in the second quarter of 2007 as compared to $89.9 million in the second quarter of 2006.  Gross margin was 12.3% in the second quarter of 2007 as compared to 10.3% in the second quarter of 2006.  The increase in gross profit in the second quarter of 2007 reflects the impact of higher sales, productivity gains and structural cost reductions resulting from the special attrition program and other ongoing restructuring actions.  In the second quarter of 2007, we expensed $0.5 million of supplemental unemployment benefits and other related benefit costs for associates on layoff as compared to $18.1 million in the second quarter of 2006.  Gross profit in the second quarter of 2007 includes approximately $7.0 million in special charges, primarily related to incremental attrition program activity.  In addition, the increase in gross profit was partially offset by an increase in non-cash expenses related to depreciation and stock-based compensation.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $54.2 million or 5.9% of net sales in the second quarter of 2007 as compared to $49.4 million or 5.6% of net sales in the second quarter of 2006.   The increase in SG&A in the second quarter of 2007 reflects higher profit sharing accruals and stock based compensation expense due to increased profitability and stock price appreciation.  R&D was $19.6 million in the second quarter of 2007 as compared to $20.8 million in the second quarter of 2006.

Operating Income  Operating income was $58.9 million in the second quarter of 2007 as compared to $40.5 million in the second quarter of 2006.  Operating margin was 6.4% in the second quarter of 2007 as compared to 4.6% in the second quarter of 2006.  The increases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense  Net interest expense was $15.3 million in the second quarter of 2007 as compared to $7.9 million in the second quarter of 2006.  The increase in interest expense was principally due to higher interest rates and higher average outstanding borrowings.

Debt Refinancing and Redemption Costs We expensed $5.5 million of unamortized debt issuance costs and premiums in the second quarter of 2007 related to the voluntary prepayment of our Term Loan due 2010.  We had been amortizing the debt issuance costs over the expected life of the borrowing.  This compares to $2.4 million of unamortized debt issuance costs that we expensed in the second quarter of 2006, related to the cash conversion of a portion our 2.00% Convertible Notes due 2024.

Income Tax Expense  Income tax expense was $5.3 million in the second quarter of 2007 as compared to $10.5 million in the second quarter of 2006.  Our effective income tax rate was 13.4% in the second quarter of 2007 as compared to 33.9% in the second quarter of 2006.  The effective tax rate in the second quarter of 2006 included an unfavorable tax adjustment of $2.6 million related to the settlement of tax liabilities from prior years.   The decrease in our effective income tax rate in the second quarter of 2007 as compared to the second quarter of 2006 also reflects an increase in income in jurisdictions which carry lower overall effective tax rates.

Net Income and Earnings Per Share (EPS)  Net income was $34.0 million in the second quarter of 2007 as compared to $20.4 million in the second quarter of 2006.  Diluted earnings per share were $0.64 in the second quarter of 2007 as compared to $0.40 in the second quarter of 2006.  Net income and EPS for the second quarters of 2007 and 2006 were primarily impacted by the factors discussed in Gross Profit, SG&A and Net Interest Expense.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)  EBITDA was $114.0 million in the second quarter of 2007 as compared to $89.9 million in the second quarter of 2006.  EBITDA for the second quarters of 2007 and 2006 was primarily impacted by the factors discussed in Gross Profit and SG&A.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Net Sales  Net sales were $1,718.7 million in the first half of 2007 as compared to $1,709.4 million in the first half of 2006.  As compared to the first half of 2006, our sales in the first half of 2007 reflects approximately flat production volumes for the major full-size truck and SUV programs we currently support for GM and DaimlerChrysler and a decrease of approximately 26% in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 6.4% to $1,287 in the first half of 2007 as compared to $1,210 in the first half of 2006.  The increase is due primarily to the impact of new AAM content appearing on GM’s full-size pickup trucks.  The increase in content-per-vehicle also reflects an increase in the 4WD/AWD penetration rate to 64.5% in the first half of 2007 as compared to 62.4% in the first half of 2006.

Gross Profit  Gross profit was $197.9 million in the first half of 2007 as compared to $153.4 million in the first half of 2006.  Gross margin was 11.5% in the first half of 2007 as compared to 9.0% in the first half of 2006.  The increase in gross profit in the first half of 2007 reflects the impact of productivity gains and structural cost reductions resulting from the special attrition program and other ongoing restructuring actions.  In the first half of 2007, we expensed $5.9 million of supplemental unemployment benefits and other related benefit costs for associates on layoff as compared to $35.9 million in the first half of 2006.  Gross profit in the first half of 2007 includes approximately $9.9 million in special charges, primarily related to incremental attrition program activity.  In addition, the increase in gross profit was partially offset by an increase in non-cash expenses related to depreciation and stock-based compensation.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $103.1 million or 6.0% of net sales in the first half of 2007 as compared to $97.9 million or 5.7% of net sales in the first half of 2006.   The increase in SG&A in the first half of 2007 reflects higher profit sharing accruals and stock based compensation expense due to increased profitability and stock price appreciation.  R&D was $39.7 million in the first half of 2007 as compared to $40.1 million in the first half of 2006.

Operating Income  Operating income was $94.8 million in the first half of 2007 as compared to $55.5 million in the first half of 2006.  Operating margin was 5.5% in the first half of 2007 as compared to 3.2% in the first half of 2006.  The increases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense  Net interest expense was $29.3 million in the first half of 2007 as compared to $15.3 million in the first half of 2006.  The increase in interest expense was principally due to higher interest rates and higher average outstanding borrowings.

Debt Refinancing and Redemption Costs We expensed $5.5 million of unamortized debt issuance costs and premiums in the first half of 2007 related to the voluntary prepayment of our Term Loan due 2010.  We had been amortizing the debt issuance costs over the expected life of the borrowing.  This compares to $2.4 million of unamortized debt issuance costs that we expensed in the first half of 2006, related to the cash conversion of a portion our 2.00% Convertible Notes due 2024.

Income Tax Expense  Income tax expense was $11.9 million in the first half of 2007 as compared to $10.1 million in the first half of 2006.  Our effective income tax rate was 19.4% in the first half of 2007 as compared to 25.9% in the first half of 2006.  The decrease in our effective income tax rate in the first half of 2007 as compared to the first half of 2006 was primarily due to an increase in income in jurisdictions which carry lower overall effective tax rates.

Net Income and Earnings Per Share (EPS)  Net income was $49.4 million in the first half of 2007 as compared to $29.1 million in the first half of 2006.  Diluted earnings per share were $0.94 in the first half of 2007 as compared to $0.57 in the first half of 2006.  Net income and EPS for the first half of 2007 and 2006 were primarily impacted by the factors discussed in Gross Profit, SG&A and Net Interest Expense.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)  EBITDA was $207.0 million in the first half of 2007 as compared to $155.0 million in the first half of 2006.  EBITDA for the first half of 2007 and 2006 was primarily impacted by the factors discussed in Gross Profit and SG&A.

For an explanation and reconciliation of EBITDA, refer to the section entitled “Supplemental Financial Data.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, working capital investments and our quarterly cash dividend program.  We also need to fund ongoing attrition programs and may need to fund additional restructuring actions.  We believe that operating cash flow, available cash balances and borrowings under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  Net cash provided by operating activities was $234.6 million in the first half of 2007 as compared to $99.7 million in the first half of 2006.  The primary factors impacting cash flow in the first half of 2007 as compared to the first half of 2006 were:

•	higher net income;
•	increased customer collections;
•	cash payments related to attrition programs;
•	lower operating lease payments;
•	receipt of customer payments to implement customer capacity programs; and
•	lower tax payments.

Our regulatory pension funding requirements in 2007 are less than $5 million.  At our discretion, we may contribute amounts in excess of these requirements.  We expect our cash outlay for other postretirement benefit obligations in 2007 to be between $5 million and $10 million.

Investing Activities  Capital expenditures were $75.5 million in the first half of 2007 as compared to $156.0 million in the first half of 2006.  We expect our capital spending in 2007 to be in the range of $225 million to $230 million.  These expenditures will support our realignment and resizing initiatives, the future launch of passenger car and crossover vehicle programs within our new business backlog and the continued development of our facilities in China and Poland.

Net Operating Cash Flow and Free Cash Flow  For an explanation and reconciliation of net operating cash flow and free cash flow, refer to the section entitled “Supplemental Financial Data.”

Financing Activities  Net cash provided by financing activities was $157.4 million in the first half of 2007 as compared to $82.7 million in the first half of 2006. Total long-term debt outstanding increased $174.1 million in the first half of 2007 to $846.3 million as compared to $672.2 million at year-end 2006.

In the first half of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes).  Net proceeds from these notes were used for general corporate purposes, including repaying amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million in the first half of 2007 related to the 7.875% Notes.

On June 14, 2007, we entered into a $250.0 million senior unsecured term loan that matures in June 2012 (Term Loan due 2012).  Borrowings under the Term Loan due 2012 bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin.  Proceeds from the Term Loan due 2012 were used for general corporate purposes, including the payment of amounts outstanding under the unsecured term loan schedule to mature in April 2010 (Term Loan due 2010).  We paid $2.3 million in debt issuance costs related to the Term Loan due 2012.

On June 28, 2007, we voluntarily prepaid amounts outstanding under our Term Loan due 2010.  Upon repayment of the Term Loan due 2010, we expensed $3.0 million of unamortized debt issuance costs and $2.5 million of prepayment premiums.  We had been amortizing the debt issuance costs over the expected life of the borrowing.

At June 30, 2007, we had $570.2 million available under the Revolving Credit Facility.  This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At June 30, 2007, $41.4 million was outstanding and $143.3 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding in the first half of 2007 was 8.3% as compared to 6.8% for the year ended December 31, 2006.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first half of 2007, and we do not expect such expenditures to be significant for the remainder of 2007.

EFFECT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the criteria for recognition of income tax benefits in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  We adopted FIN 48 on January 1, 2007 and the impact of adoption was not significant.  As of the date of adoption, our unrecognized tax benefits attributable to uncertain tax positions were approximately $26 million.  We remain subject to income tax examinations in the U.S. for years after 2003 and in Mexico for years after 2001.

In September 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  This statement amends FASB Statement Nos. 87, 88, 106 and 132R.  We adopted the balance sheet recognition provisions of SFAS 158 on December 31, 2006.  The effective date for plan assets and benefit obligations to be measured as of the date of the fiscal year-end statement of financial position is January 1, 2008.  We elected to early adopt the measurement date provisions on January 1, 2007.  As a result, we recorded a transition adjustment of $12.0 million in the first quarter of 2007 to the opening retained earnings balance related to the net periodic benefit cost for the period between September 30, 2006 and January 1, 2007.

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

SUPPLEMENTAL FINANCIAL DATA

The following supplemental financial data presented for the three and six months ended June 30, 2007 and 2006 are reconciliations of non-GAAP financial measures, which are intended to facilitate analysis of our business and operating performance.  This information is not and should not be viewed as a substitute for financial measures determined under GAAP.  Other companies may calculate these non-GAAP financial measures differently.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Net income	$34.0	$20.4	$49.4	$29.1
Interest expense	17.7	7.9	32.3	15.4
Income taxes	5.3	10.5	11.9	10.1
Depreciation and amortization	57.0	51.1	113.4	100.4
EBITDA	$114.0	$89.9	$207.0	$155.0

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

Net Operating Cash Flow and Free Cash Flow

	Six months ended
	June 30,
	2007	2006
	(in millions)

Net cash provided by operating activities	$234.6	$99.7
Less: Purchases of property, plant and equipment	75.5	156.0
Net operating cash flow	159.1	(56.3)
Less: Dividends paid	15.8	15.5
Free cash flow	$143.3	$(71.8)

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

Currency Exchange Risk  Because a majority of our business is denominated in U.S. dollars, we currently do not have significant exposures relating to currency exchange risk.  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  At June 30, 2007, we had currency forward contracts with a notional amount of $33.2 million outstanding.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreement as an adjustment to interest expense over the lives of the debt agreements.  We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million as of June 30, 2007.  This notional amount reduces to $100.0 million in December 2008 and expires in April 2010.  The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at June 30, 2007) on our long-term debt outstanding at June 30, 2007 would be approximately $0.9 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2007, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2006 Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 26, 2007.  At the meeting, the following matters were submitted to a vote of the stockholders.

Proposal One: The election of directors to hold office until the 2010 annual meeting of stockholders:

	Number of Votes

	For	Withheld
Directors:
John A. Casesa	48,136,848	1,154,824
Elizabeth A. Chappell	45,982,681	3,308,991
Dr. Henry T. Yang	48,123,715	1,167,957

Directors whose term of office continued after the meeting are Richard E. Dauch, Forest J. Farmer, Richard C. Lappin, William P. Miller II, Larry K. Switzer and Thomas K. Walker.

Proposal Two: The ratification of selection of independent registered public accounting firm:

	Number of Votes

	For	Against	Abstain

Deloitte & Touche LLP	48,753,716	521,774	16,182

Item 6.  Exhibits

   Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
 (Registrant)

By: /s/ Michael K. Simonte
Michael K. Simonte
Vice President - Finance &
Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
July 27, 2007

EXHIBIT INDEX

Number	Description of Exhibit

*10.47	Agreement between American Axle & Manufacturing, Inc. and Richard F. Dauch dated May 14, 2007

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *  Filed herewith