Form 10-Q
period 2007-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2007-10-30
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 25, 2007, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 53,514,588 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements.  These statements speak only as of the date of this Quarterly Report.  The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by General Motors Corporation (GM), Chrysler LLC (Chrysler) or other customers;

•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to achieve cost reductions through ongoing restructuring actions;

•	additional restructuring actions that may occur;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;

•	our ability to attract new customers and programs for new products;

•	our ability to develop and produce new products that reflect market demand;

•	our ability to respond to changes in technology or increased competition;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions, except per share data)

Net sales	$774.3	$701.2	$2,493.0	$2,410.6

Cost of goods sold	693.6	763.2	2,214.4	2,319.2

Gross profit (loss)	80.7	(62.0)	278.6	91.4

Selling, general and administrative expenses	52.0	48.0	155.1	145.9

Operating income (loss)	28.7	(110.0)	123.5	(54.5)

Net interest expense	(11.5)	(11.7)	(40.8)	(27.0)

Other income (expense)
Debt refinancing and redemption costs	-	(0.3)	(5.5)	(2.7)
Other, net	(1.2)	10.1	0.1	11.4

Income (loss) before income taxes	16.0	(111.9)	77.3	(72.8)

Income tax expense (benefit)	2.9	(49.0)	14.8	(38.9)

Net income (loss)	$13.1	$(62.9)	$62.5	$(33.9)

Basic earnings (loss) per share	$0.26	$(1.25)	$1.23	$(0.67)

Diluted earnings (loss) per share	$0.25	$(1.25)	$1.19	$(0.67)

Dividends declared per share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
Assets
Current assets
Cash and cash equivalents	$362.1	$13.5
Accounts receivable, net	320.5	327.6
Inventories, net	248.1	198.4
Prepaid expenses and other	79.0	69.2
Deferred income taxes	28.1	30.7
Total current assets	1,037.8	639.4

Property, plant and equipment, net	1,715.4	1,731.7
Deferred income taxes	49.8	35.7
Goodwill	147.8	147.8
Other assets and deferred charges	60.9	42.9
Total assets	$3,011.7	$2,597.5

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$396.4	$316.4
Trade payable program liability	-	12.5
Accrued compensation and benefits	144.6	156.3
Other accrued expenses	62.6	56.1
Total current liabilities	603.6	541.3

Long-term debt	845.6	672.2
Deferred income taxes	6.3	6.8
Postretirement benefits and other long-term liabilities	683.8	563.5
Total liabilities	2,139.3	1,783.8

Stockholders' equity
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	409.6	381.7
Retained earnings	616.8	590.0
Treasury stock at cost, 5.2 million shares in 2007 and 5.1 million shares in 2006	(173.7)	(171.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(10.4)	(0.8)
Foreign currency translation adjustments	31.7	15.5
Unrecognized loss on derivatives	(2.2)	(1.5)
Total stockholders' equity	872.4	813.7
Total liabilities and stockholders' equity	$3,011.7	$2,597.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
	(in millions)
Operating activities
Net income (loss)	$62.5	$(33.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	171.0	153.2
Deferred income taxes	1.6	(78.7)
Stock-based compensation	16.6	8.0
Pensions and other postretirement benefits, net of contributions	42.1	82.1
Loss on retirement of equipment	3.3	5.7
Debt refinancing and redemption costs	5.5	2.7
Changes in operating assets and liabilities
Accounts receivable	8.4	(22.8)
Inventories	(48.0)	(28.4)
Accounts payable and accrued expenses	58.7	114.1
Other assets and liabilities	9.9	(40.3)
Net cash provided by operating activities	331.6	161.7

Investing activities
Purchases of property, plant and equipment	(132.9)	(243.5)
Purchase buyouts of leased equipment	-	(19.5)
Net cash used in investing activities	(132.9)	(263.0)

Financing activities
Net borrowings (repayments) under revolving credit facilities	(132.8)	24.0
Proceeds from the issuance of long-term debt	553.1	260.9
Payment of Term Loan due 2010	(252.5)	-
Payments of other long-term debt and capital lease obligations	(0.5)	(147.4)
Debt issuance costs	(7.5)	(3.1)
Employee stock option exercises	12.5	0.3
Tax benefit on stock option exercises	2.7	-
Purchase of treasury stock	(1.9)	-
Dividends paid	(23.8)	(23.3)
Net cash provided by financing activities	149.3	111.4

Effect of exchange rate changes on cash	0.6	0.1

Net increase in cash and cash equivalents	348.6	10.2

Cash and cash equivalents at beginning of period	13.5	3.7

Cash and cash equivalents at end of period	$362.1	$13.9

Supplemental cash flow information
Interest paid	$51.4	$33.9
Income taxes paid, net of refunds	$17.4	$47.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (Unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a premier Tier I supplier to the automotive industry and a worldwide leader in the manufacture, engineering, design and validation of driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars and crossover vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.  In addition to locations in the United States (U.S.) (Indiana, Michigan, New York and Ohio), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland and South Korea.

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

Trade Payable Program Liability  In 2007, we terminated our supplier payment program.  As of September 30, 2007, there was no outstanding balance under this program.

Income Tax Expense (Benefit) Income tax expense (benefit) was an expense of $2.9 million in the third quarter of 2007 and $14.8 million in the first nine months of 2007 as compared to a benefit of $49.0 million in the third quarter of 2006 and $38.9 million in the first nine months of 2006.  Our effective income tax rate was 18.2% in the third quarter of 2007 and 19.1% in the first nine months of 2007 as compared to a benefit of 43.8% in the third quarter of 2006 and 53.4% in the first nine months of 2006.  The change in our tax rate is primarily the result of recognizing income tax expense for current income in 2007 as compared to the recognition of the income tax benefit for losses in 2006.  In addition, the tax rate in 2007 reflects an increase in income in jurisdictions which carry lower overall effective tax rates.

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

In 2007, we incurred charges for one-time termination benefits related to ongoing restructuring actions.  In addition, we continue to make payments related to the charges incurred in 2006.  A summary of this activity for the nine months ended September 30, 2007 is shown below (in millions):

Accrual as of December 31, 2006	Charges	Cash Utilization	Non-Cash Accrual Adjustments	Accrual as of September 30, 2007
$36.4	$12.3	$(31.9)	$(2.5)	$14.3

In September 2007, we offered the Buffalo Separation Program (BSP) to all hourly associates represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) at our Buffalo Gear, Axle & Linkage facility in Buffalo, New York.  This voluntary separation program offered retirement or buyout incentives to approximately 650 eligible hourly associates.  These associates have until November 15, 2007 to decide whether to participate.  As of September 30, 2007, approximately 20 associates have elected early participation in this program and have waived the requisite consideration period.  We recorded expense of $2.0 million for the estimated postemployment costs of these associates in the third quarter of 2007.  We will record the remaining liability for the BSP when the final acceptance rates are known in the fourth quarter of 2007.

In 2007, approximately 90 associates represented by the International Association of Machinists (IAM) at our Tonawanda, New York and Detroit, Michigan facilities participated in a voluntary separation incentive program (VSIP) and elected to terminate employment with AAM.  We recorded expense of $7.4 million for the estimated postemployment costs of this VSIP in 2007 and we paid $6.2 million of these costs as of September 30, 2007.  Of the remaining one-time termination benefit charges recorded in the first nine months of 2007, $2.9 million related to service earned in the period for estimated future transition payments to certain salaried associates who will terminate employment on or around December 31, 2007.

We expect to make approximately $7 million in payments related to the remaining restructuring accrual in the fourth quarter of 2007.  We will continue to make payments related to this accrual through 2010.

In addition to the one-time termination benefits, we have also incurred charges related to the redeployment of assets to support ongoing capacity utilization initiatives. For the three and nine months ended September 30, 2007, we have expensed $5.7 million and $7.2 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.      SUPPLEMENTAL UNEMPLOYMENT BENEFITS

In the third quarter of 2006, we recorded a $91.2 million charge to cost of sales relating to supplemental unemployment benefits (SUB) estimated to be payable to the UAW represented associates who are expected to be permanently idled through the end of the collective bargaining agreement that expires in February 2008.  The collective bargaining agreement between AAM and the UAW contains a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  As of December 31, 2006, the liability for SUB was $13.2 million.

In the first nine months of 2007, we paid $8.1 million of SUB to workers deemed to be permanently idled and adjusted our accrual to reflect our current estimate of SUB costs to be paid to these workers through February 2008.  At September 30, 2007, the accrual for SUB was $6.1 million.

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

Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(in millions)

Raw materials and work-in-progress	$244.7	$220.6
Finished goods	58.9	26.3
Gross inventories	303.6	246.9
LIFO reserve	(15.4)	(13.8)
Other inventory valuation reserves	(40.1)	(34.7)
Inventories, net	$248.1	$198.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(in millions)

Revolving Credit Facility	$-	$100.0
7.875% Notes	300.0	-
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	2.7	2.7
Term Loan due 2010	-	250.0
Term Loan due 2012	250.0	-
Uncommitted lines of credit	-	33.5
Foreign credit facilities and other	40.8	33.7
Capital lease obligations	2.3	2.5
Long-term debt	$845.6	$672.2

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At September 30, 2007, we had $570.2 million available under the Revolving Credit Facility.  This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities and uncommitted lines of credit.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets.  Accordingly, we have classified $37.8 million of current maturities as long-term debt.

In the first quarter of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes).  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million related to the 7.875% Notes.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million as of September 30, 2007.  The notional amount reduces to $100.0 million in 2008 and expires in April 2010.  The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates.

In the third quarter of 2007, we had access to $60.0 million of uncommitted bank lines of credit, all of which was available at September 30, 2007.

We utilize local credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2007, $40.8 million was outstanding under these facilities and an additional $115.6 million was available.

The weighted-average interest rate of our long-term debt outstanding at September 30, 2007 was 7.8% as compared to 8.0% at December 31, 2006.

6.      EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Service cost	$5.4	$8.4	$16.1	$25.2
Interest cost	8.6	8.4	25.9	25.1
Expected asset return	(9.5)	(7.9)	(28.5)	(23.6)
Amortized loss	0.4	1.4	1.1	4.0
Amortized prior service cost	0.6	0.7	1.8	2.3
Special termination benefits	0.3	-	0.7	-
Net periodic benefit cost	$5.8	$11.0	$17.1	$33.0

	Other Postretirement Benefits (OPEB)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Service cost	$6.5	$10.3	$19.4	$30.9
Interest cost	7.0	8.1	21.0	24.1
Amortized loss	-	1.4	-	4.2
Amortized prior service credit	(0.8)	(0.4)	(2.3)	(1.1)
Special termination benefits	0.4	-	0.4	-
Net periodic benefit cost	$13.1	$19.4	$38.5	$58.1

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

In the first nine months of 2007, we recorded $1.1 million of expense for special termination benefits related to ongoing restructuring activities.  In the third quarter of 2007, we offered the Buffalo Separation Program to all hourly associates represented by the UAW at our Buffalo Gear, Axle & Linkage facility in Buffalo, New York.  Depending on the acceptance rate of this program, we expect to record special termination benefits and a curtailment of certain benefits under our U.S. hourly defined benefit pension and OPEB plans in the fourth quarter of 2007.

7.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Net income (loss)	$13.1	$(62.9)	$62.5	$(33.9)
Defined benefit plans, net of tax	0.2	-	(9.6)	-
Foreign currency translation adjustments, net of tax	5.8	2.2	16.2	8.2
Loss on derivatives, net of tax	(1.5)	(1.2)	(0.7)	(2.4)
Comprehensive income (loss)	$17.6	$(61.9)	$68.4	$(28.1)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.      EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions, except per share data)

Numerator
Net income (loss)	$13.1	$(62.9)	$62.5	$(33.9)

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	51.3	50.3	51.0	50.3

Effect of dilutive securities
Dilutive stock-based compensation	1.7	-	1.6	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	53.0	50.3	52.6	50.3

Basic EPS	$0.26	$(1.25)	$1.23	$(0.67)

Diluted EPS	$0.25	$(1.25)	$1.19	$(0.67)

Basic and diluted loss per share in the three and nine months ended September 30, 2006 are the same because the effect of potential dilutive securities would have been antidilutive.  This effect would have been 1.0 million and 0.9 million shares for the three and nine months ended September 30, 2006, respectively.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 1.9 million at September 30, 2007 and 4.7 million at September 30, 2006.  The ranges of exercise prices related to the excluded exercisable stock options were $26.02 - $40.83 at September 30, 2007 and $18.40 - $40.83 at September 30, 2006.

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

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected volatility	44.26%	41.31%
Risk -free interest rate	4.46%	4.78%
Dividend yield	2.30%	3.70%
Expected life of options	8 years	7 years
Weighted-average grant-date fair value	$11.13	$5.33

We also award performance accelerated restricted stock and restricted stock units (PARS and RSUs, respectively) under our 1999 Stock Incentive Plan. We granted approximately 0.8 million PARS and 0.1 million RSUs on March 14, 2007 with a grant-date fair value of $26.02.  The PARS and RSUs vest over three to five years contingent upon the satisfaction of future financial performance targets specified by the awards.  The unearned compensation associated with the PARS and RSUs is expensed over the expected vesting period of each grant.

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

11.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Operations
Three months ended September 30,
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Net sales
External	$-	$511.4	$262.9	$-	$774.3
Intercompany	-	16.4	23.3	(39.7)	-
Total net sales	-	527.8	286.2	(39.7)	774.3
Cost of goods sold	-	484.5	246.8	(37.7)	693.6
Gross profit	-	43.3	39.4	(2.0)	80.7
Selling, general and administrative expenses	-	50.0	4.0	(2.0)	52.0
Operating income (loss)	-	(6.7)	35.4	-	28.7
Net interest expense	-	(10.6)	(0.9)	-	(11.5)
Other expense, net	-	-	(1.2)	-	(1.2)
Income (loss) before income taxes	-	(17.3)	33.3	-	16.0
Income tax expense (benefit)	-	(0.6)	3.5	-	2.9
Earnings from equity in subsidiaries	13.1	18.9	-	(32.0)	-
Net income before royalties and dividends	13.1	2.2	29.8	(32.0)	13.1
Royalties and dividends	-	10.9	(10.9)	-	-
Net income after royalties and dividends	$13.1	$13.1	$18.9	$(32.0)	$13.1
2006
Net sales
External	$-	$477.9	$223.3	$-	$701.2
Intercompany	-	6.6	18.8	(25.4)	-
Total net sales	-	484.5	242.1	(25.4)	701.2
Cost of goods sold	-	567.6	219.6	(24.0)	763.2
Gross profit (loss)	-	(83.1)	22.5	(1.4)	(62.0)
Selling, general and administrative expenses	-	46.0	3.4	(1.4)	48.0
Operating income (loss)	-	(129.1)	19.1	-	(110.0)
Net interest expense	-	(8.4)	(3.3)	-	(11.7)
Other income, net	-	9.1	0.7	-	9.8
Income (loss) before income taxes	-	(128.4)	16.5	-	(111.9)
Income tax benefit	-	(40.2)	(8.8)	-	(49.0)
Earnings (loss) from equity in subsidiaries	(62.9)	17.0	-	45.9	-
Net income (loss) before royalties and dividends	(62.9)	(71.2)	25.3	45.9	(62.9)
Royalties and dividends	-	8.3	(8.3)	-	-
Net income (loss) after royalties and dividends	$(62.9)	$(62.9)	$17.0	$45.9	$(62.9)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine months ended September 30,
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Net sales
External	$-	$1,686.0	$807.0	$-	$2,493.0
Intercompany	-	42.0	76.1	(118.1)	-
Total net sales	-	1,728.0	883.1	(118.1)	2,493.0
Cost of goods sold	-	1,563.6	763.6	(112.8)	2,214.4
Gross profit	-	164.4	119.5	(5.3)	278.6
Selling, general and administrative expenses	-	149.1	11.3	(5.3)	155.1
Operating income	-	15.3	108.2	-	123.5
Net interest expense	-	(37.1)	(3.7)	-	(40.8)
Other expense, net	-	(5.4)	-	-	(5.4)
Income (loss) before income taxes	-	(27.2)	104.5	-	77.3
Income tax expense	-	7.3	7.5	-	14.8
Earnings from equity in subsidiaries	62.5	63.7	-	(126.2)	-
Net income before royalties and dividends	62.5	29.2	97.0	(126.2)	62.5
Royalties and dividends	-	33.3	(33.3)	-	-
Net income after royalties and dividends	$62.5	$62.5	$63.7	$(126.2)	$62.5
2006
Net sales
External	$-	$1,657.4	$753.2	$-	$2,410.6
Intercompany	-	28.6	64.2	(92.8)	-
Total net sales	-	1,686.0	817.4	(92.8)	2,410.6
Cost of goods sold	-	1,683.2	724.8	(88.8)	2,319.2
Gross profit	-	2.8	92.6	(4.0)	91.4
Selling, general and administrative expenses	-	140.9	9.0	(4.0)	145.9
Operating income (loss)	-	(138.1)	83.6	-	(54.5)
Net interest expense	-	(13.0)	(14.0)	-	(27.0)
Other income, net	-	6.5	2.2	-	8.7
Income (loss) before income taxes	-	(144.6)	71.8	-	(72.8)
Income tax expense (benefit)	-	(42.8)	3.9	-	(38.9)
Earnings (loss) from equity in subsidiaries	(33.9)	38.6	-	(4.7)	-
Net income (loss) before royalties and dividends	(33.9)	(63.2)	67.9	(4.7)	(33.9)
Royalties and dividends	-	29.3	(29.3)	-	-
Net income (loss) after royalties and dividends	$(33.9)	$(33.9)	$38.6	$(4.7)	$(33.9)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
September 30, 2007
Assets
Current assets
Cash and cash equivalents	$-	$313.3	$48.8	$-	$362.1
Accounts receivable, net	-	186.6	133.9	-	320.5
Inventories, net	-	124.1	124.0	-	248.1
Other current assets	-	61.4	45.7	-	107.1
Total current assets	-	685.4	352.4	-	1,037.8
Property, plant and equipment, net	-	999.1	716.3	-	1,715.4
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	28.4	82.3	-	110.7
Investment in subsidiaries	1,160.5	746.1	-	(1,906.6)	-
Total assets	$1,160.5	$2,459.0	$1,298.8	$(1,906.6)	$3,011.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$-	$224.2	$172.2	$-	$396.4
Other accrued expenses	-	161.1	46.1	-	207.2
Total current liabilities	-	385.3	218.3	-	603.6
Intercompany payable (receivable)	285.4	(509.0)	223.6	-	-
Long-term debt	2.7	799.8	43.1	-	845.6
Other long-term liabilities	-	622.4	67.7	-	690.1
Total liabilities	288.1	1,298.5	552.7	-	2,139.3
Stockholders’ equity	872.4	1,160.5	746.1	(1,906.6)	872.4
Total liabilities and stockholders’ equity	$1,160.5	$2,459.0	$1,298.8	$(1,906.6)	$3,011.7

December 31, 2006
Assets
Current assets
Cash and cash equivalents	$-	$0.5	$13.0	$-	$13.5
Accounts receivable, net	-	181.0	146.6	-	327.6
Inventories, net	-	110.4	88.0	-	198.4
Other current assets	-	62.9	37.0	-	99.9
Total current assets	-	354.8	284.6	-	639.4
Property, plant and equipment, net	-	1,075.2	656.5	-	1,731.7
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	17.2	61.4	-	78.6
Investment in subsidiaries	1,043.4	676.1	69.9	(1,789.4)	-
Total assets	$1,043.4	$2,123.3	$1,220.2	$(1,789.4)	$2,597.5
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$-	$201.6	$127.3	$-	$328.9
Other accrued expenses	-	173.6	38.8	-	212.4
Total current liabilities	-	375.2	166.1	-	541.3
Intercompany payable (receivable)	240.2	(451.0)	210.8	-	-
Long-term debt	2.7	633.2	36.3	-	672.2
Other long-term liabilities	-	508.0	62.3	-	570.3
Total liabilities	242.9	1,065.4	475.5	-	1,783.8
Stockholders’ equity	800.5	1,057.9	744.7	(1,789.4)	813.7
Total liabilities and stockholders’ equity	$1,043.4	$2,123.3	$1,220.2	$(1,789.4)	$2,597.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30,
(in millions)

	Holdings	AAM Inc.	All Others	Elims	Consolidated
2007
Operating activities
Net cash provided by operating activities	$-	$208.4	$123.2	$-	$331.6
Investing activities
Purchases of property, plant and equipment	-	(37.6)	(95.3)	-	(132.9)
Net cash used in investing activities	-	(37.6)	(95.3)	-	(132.9)
Financing activities
Net debt activity	-	164.0	3.3	-	167.3
Intercompany activity	25.7	(29.7)	4.0	-	-
Debt issuance costs	-	(7.5)	-	-	(7.5)
Employee stock option exercises, including tax benefit	-	15.2	-	-	15.2
Dividends paid	(23.8)	-	-	-	(23.8)
Purchase of treasury stock	(1.9)	-	-	-	(1.9)
Net cash provided by financing activities	-	142.0	7.3	-	149.3
Effect of exchange rate changes on cash	-	-	0.6	-	0.6
Net increase in cash and cash equivalents	-	312.8	35.8	-	348.6
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$313.3	$48.8	$-	$362.1

2006
Operating activities
Net cash provided by (used in) operating activities	$-	$(197.2)	$358.9	$-	$161.7
Investing activities
Purchases of property, plant and equipment	-	(99.3)	(144.2)	-	(243.5)
Purchase buyouts of leased equipment	-	(19.5)	-	-	(19.5)
Net cash used in investing activities	-	(118.8)	(144.2)	-	(263.0)
Financing activities
Net debt activity	(147.1)	268.5	16.1	-	137.5
Intercompany activity	170.4	50.3	(220.7)	-	-
Debt issuance costs	-	(3.1)	-	-	(3.1)
Employee stock option exercises, including tax benefit	-	0.3	-	-	0.3
Dividends paid	(23.3)	-	-	-	(23.3)
Net cash provided by (used in) financing activities	-	316.0	(204.6)	-	111.4
Effect of exchange rate changes on cash	-	-	0.1	-	0.1
Net increase in cash and cash equivalents	-	-	10.2	-	10.2
Cash and cash equivalents at beginning of period	-	0.2	3.5	-	3.7
Cash and cash equivalents at end of period	$-	$0.2	$13.7	$-	$13.9

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive/all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 77% of our total net sales in the first nine months of 2007 as compared to 76% for the full-year 2006.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler LLC (Chrysler) were approximately 12% of our total net sales in the first nine months of 2007 as compared to 14% for the full-year 2006.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company, SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd., Koyo Machine Industries Co., Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM were $562.1 million in the first nine months of 2007 as compared to $561.4 million for the first nine months of 2006.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Net Sales  Net sales were $774.3 million in the third quarter of 2007 as compared to $701.2 million in the third quarter of 2006.

As compared to the third quarter of 2006, our sales in the third quarter of 2007 reflect approximately flat production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and an increase of approximately 25% in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 8.2% to $1,303 in the third quarter of 2007 as compared to $1,204 in the third quarter of 2006.  The increase is due primarily to the impact of new AAM content appearing on GM’s full-size pickup trucks.  The increase in content-per-vehicle also reflects an increase of 4WD/AWD penetration rate to 62.8% in the third quarter of 2007 as compared to 58.0% in the third quarter of 2006.

Gross Profit (Loss)  Gross profit (loss) was a profit of $80.7 million in the third quarter of 2007 as compared to a loss of $62.0 million in the third quarter of 2006.  Gross margin was 10.4% in the third quarter of 2007 as compared to a negative 8.8% in the third quarter of 2006.  The increase in gross profit and gross margin in the third quarter of 2007 reflects the impact of higher sales, productivity gains and structural cost reductions resulting from the special attrition program and other ongoing restructuring actions.

 In the third quarter of 2007, we expensed $1.0 million of supplemental unemployment benefits and other related benefit costs for associates on layoff as compared to $113.9 million in the third quarter of 2006.  The charges in the third quarter of 2006 included a special charge of $91.2 million relating to supplemental unemployment benefits estimated to be payable to UAW represented associates who were expected to be permanently idled through the end of the current collective bargaining agreement that expires in February 2008.

Gross profit in the third quarter of 2007 reflects approximately $7.8 million in special charges, which includes $5.7 million of costs related to the redeployment of assets to support ongoing capacity utilization initiatives and $2.1 million of costs related to incremental attrition program activity, net of accrual adjustments.  The increase in gross profit was partially offset by an increase in non-cash expenses related to depreciation and stock-based compensation.  The gross profit in the third quarter of 2007 also reflects an estimated $2.8 million impact of lost sales and other costs and expenses related to the work stoppage experienced by GM during the last week of the quarter.  Gross profit in the third quarter of 2006 includes a special charge of $1.9 million related to estimated postemployment costs for associates at our European operations.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $52.0 million or 6.7% of net sales in the third quarter of 2007 as compared to $48.0 million or 6.8% of net sales in the third quarter of 2006.  The increase in SG&A in the third quarter of 2007 reflects higher profit sharing accruals and stock-based compensation expense due to increased profitability and stock price appreciation.  R&D spending was $22.2 million in the third quarter of 2007 as compared to $20.5 million in the third quarter of 2006.

Operating Income (Loss)  Operating income (loss) was income of $28.7 million in the third quarter of 2007 as compared to a loss of $110.0 million in the third quarter of 2006.  Operating margin was 3.7% in the third quarter of 2007 as compared to negative 15.7% in the third quarter of 2006.  The increases in operating income and operating margin were due to the factors discussed in Gross Profit (Loss) and SG&A.

Net Interest Expense  Net interest expense was $11.5 million in the third quarter of 2007 as compared to $11.7 million in the third quarter of 2006.

Other Income (Expense)  Other income (expense) was an expense of $1.2 million in the third quarter of 2007 compared to income of $10.1 million in the third quarter of 2006.  Other income (expense) in the third quarter of 2006 includes $9.8 million associated with the resolution of legal proceedings and claims during the third quarter of 2006, net of costs incurred to resolve these matters.

Income Tax Expense (Benefit) Income tax expense (benefit) was an expense of $2.9 million in the third quarter of 2007 as compared to a benefit of $49.0 million in the third quarter of 2006.  Our effective income tax rate was 18.2% in the third quarter of 2007 as compared to a benefit of 43.8% in the third quarter of 2006.  The change in our tax rate is primarily the result of recognizing income tax expense for current income in the third quarter of 2007 as compared to the recognition of the income tax benefit for losses in the third quarter of 2006.  In addition, the tax rate in the third quarter of 2007 reflects an increase in income in jurisdictions which carry lower overall effective tax rates.

Net Income (Loss) and Earnings (Loss) Per Share (EPS)  Net income (loss) was income of $13.1 million in the third quarter of 2007 as compared to a loss of $62.9 million in the third quarter of 2006.  Diluted earnings (loss) per share were earnings of $0.25 in the third quarter of 2007 as compared to a loss of $1.25 in the third quarter of 2006.  Net income (loss) and EPS for the third quarters of 2007 and 2006 were primarily impacted by the factors discussed in Gross Profit (Loss), SG&A and Other Income (Expense).

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Sales  Net sales were $2,493.0 million in the first nine months of 2007 as compared to $2,410.6 million in the first nine months of 2006.

As compared to the first nine months of 2006, our sales in the first nine months of 2007 reflect approximately flat production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 14% in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 6.7% to $1,291 in the first nine months of 2007 as compared to $1,210 in the first nine months of 2006.  The increase is due primarily to the impact of new AAM content appearing on GM’s full-size pickup trucks.  The increase in content-per-vehicle also reflects an increase in the 4WD/AWD penetration rate to 63.5% in the first nine months of 2007 as compared to 60.9% in the first nine months of 2006.

Gross Profit  Gross profit was $278.6 million in the first nine months of 2007 as compared to $91.4 million in the first nine months of 2006.  Gross margin was 11.2% in the first nine months of 2007 as compared to 3.8% in the first nine months of 2006.  The increase in gross profit and gross margin in the first nine months of 2007 reflects the impact of higher sales, productivity gains and structural cost reductions resulting from the special attrition program and other ongoing restructuring actions.

 In the first nine months of 2007, we expensed $6.9 million of supplemental unemployment benefits and other related benefit costs for associates on layoff as compared to $149.8 million in the first nine months of 2006.  The charges in the first nine months of 2006 included a special charge of $91.2 million relating to supplemental unemployment benefits estimated to be payable to UAW represented associates who were expected to be permanently idled through the end of the current collective bargaining agreement that expires in February 2008.

Gross profit in the first nine months of 2007 also includes approximately $17.7 million in special charges, which includes $7.2 million of costs related to the redeployment of assets to support ongoing capacity utilization initiatives and $10.5 million of costs related to incremental attrition program activity, net of accrual adjustments.  The increase in gross profit was partially offset by an increase in non-cash expenses related to depreciation and stock-based compensation.  Gross profit in the first nine months of 2006 includes a special charge of $1.9 million related to estimated postemployment costs for associates at our European operations.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $155.1 million or 6.2% of net sales in the first nine months of 2007 as compared to $145.9 million or 6.1% of net sales in the first nine months of 2006.  The increase in SG&A in the first nine months of 2007 reflects higher profit sharing accruals and stock-based compensation expense due to increased profitability and stock price appreciation.  R&D was $61.9 million in the first nine months of 2007 as compared to $60.6 million in the first nine months of 2006.

Operating Income (Loss)  Operating income (loss) was income of $123.5 million in the first nine months of 2007 as compared to a loss of $54.5 million in the first nine months of 2006.  Operating margin was 5.0% in the first nine months of 2007 as compared to negative 2.3% in the first nine months of 2006.  The increases in operating income and operating margin were due to the factors discussed in Gross Profit and SG&A.

Net Interest Expense  Net interest expense was $40.8 million in the first nine months of 2007 as compared to $27.0 million in the first nine months of 2006.  The increase in net interest expense was principally due to higher interest rates and higher average outstanding borrowings.

Debt Refinancing and Redemption Costs We expensed $5.5 million of unamortized debt issuance costs and premiums in the first nine months of 2007 related to the voluntary prepayment of our Term Loan due 2010.  We had been amortizing the debt issuance costs over the expected life of the borrowing.  This compares to $2.7 million of unamortized debt issuance costs that we expensed in the first nine months of 2006, related to the cash conversion of a portion of our 2.00% Convertible Notes due 2024.

Other Income Other income in the first nine months of 2007 was $0.1 million compared to income of $11.4 million in the first nine months of 2006.  Other income in the first nine months of 2006 includes a $9.8 million benefit associated with the resolution of legal proceedings and claims during the third quarter of 2006, net of costs incurred to resolve these matters.

Income Tax Expense (Benefit)  Income tax expense (benefit) was an expense of $14.8 million in the first nine months of 2007 as compared to a benefit of $38.9 million in the first nine months of 2006.  Our effective income tax rate was 19.1% in the first nine months of 2007 as compared to a benefit of 53.4% in the first nine months of 2006.  The change in our tax rate is primarily the result of recognizing income tax expense for current income in the first nine months of 2007 as compared to the recognition of the income tax benefit for losses in the first nine months of 2006.  In addition, the tax rate for the first nine months of 2007 reflects an increase in income in jurisdictions which carry lower overall effective tax rates.

Net Income (Loss) and Earnings (Loss) Per Share (EPS)  Net income (loss) was income of $62.5 million in the first nine months of 2007 as compared to a loss of $33.9 million in the first nine months of 2006.  Diluted earnings (loss) per share were earnings of $1.19 in the first nine months of 2007 as compared to a loss of $0.67 in the first nine months of 2006.  Net income (loss) and EPS for the first nine months of 2007 and 2006 were primarily impacted by the factors discussed in Gross Profit, SG&A, Net Interest Expense and Other Income.

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

Operating Activities  Net cash provided by operating activities was $331.6 million in the first nine months of 2007 as compared to $161.7 million in the first nine months of 2006.  The primary factors impacting cash flow in the first nine months of 2007 as compared to the first nine months of 2006 were:

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

Buffalo Separation Program In September 2007, we offered the Buffalo Separation Program (BSP) to all hourly associates represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) at our Buffalo Gear, Axle & Linkage facility in Buffalo, New York.  This voluntary separation program offered retirement or buyout incentives to approximately 650 eligible hourly associates.  These associates have until November 15, 2007 to decide whether to participate.  As of September 30, 2007, approximately 20 associates have elected early participation in this program and have waived the requisite consideration period.  We recorded expense of $2.0 million for the estimated postemployment costs and $0.7 million for special termination benefits related to these associates in the third quarter of 2007.  We will record the remaining liability for the BSP when the final acceptance rates are known in the fourth quarter of 2007.

We could incur special charges of as much as $85 million for the BSP, including pension and other postretirement benefit curtailments and special termination benefits.  We could make as much as $45 million of payments related to this program in the fourth quarter of 2007 and intend to utilize current cash balances to fund this program.

Investing Activities  Capital expenditures were $132.9 million in the first nine months of 2007 as compared to $243.5 million in the first nine months of 2006.  We expect our capital spending in 2007 to be in the range of $200 million to $210 million.  These expenditures support our realignment and resizing initiatives, customer capacity programs, the future launch of passenger car and crossover vehicle programs within our new business backlog and the continued development of our facilities in China and Poland.

Financing Activities  Net cash provided by financing activities was $149.3 million in the first nine months of 2007 as compared to $111.4 million in the first nine months of 2006. Total long-term debt outstanding increased $173.4 million in the first nine months of 2007 to $845.6 million as compared to $672.2 million at year-end 2006.

In the first half of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes).  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million related to the 7.875% Notes.

On June 14, 2007, we entered into a $250.0 million senior unsecured term loan that matures in June 2012 (Term Loan due 2012).  Borrowings under the Term Loan due 2012 bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin.  Proceeds from the Term Loan due 2012 were used for general corporate purposes, including the payment of amounts outstanding under the unsecured term loan scheduled to mature in April 2010 (Term Loan due 2010).  We paid $2.3 million in debt issuance costs related to the Term Loan due 2012.

On June 28, 2007, we voluntarily prepaid amounts outstanding under our Term Loan due 2010.  Upon repayment of the Term Loan due 2010, we expensed $3.0 million of unamortized debt issuance costs and $2.5 million of prepayment premiums.  We had been amortizing the debt issuance costs over the expected life of the borrowing.

At September 30, 2007, we had $570.2 million available under the Revolving Credit Facility.  This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At September 30, 2007, $40.8 million was outstanding and $175.6 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding in the first nine months of 2007 was 8.1% as compared to 6.8% for the year ended December 31, 2006.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first nine months of 2007, and we do not expect such expenditures to be significant for the remainder of 2007.

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

Currency Exchange Risk  Because a majority of our business is denominated in U.S. dollars, we currently do not have significant exposures relating to currency exchange risk.  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  At September 30, 2007, we had currency forward contracts with a notional amount of $58.9 million outstanding.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreement as an adjustment to interest expense over the lives of the debt agreements.  We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million as of September 30, 2007.  This notional amount reduces to $100.0 million in December 2008 and expires in April 2010.  The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12.9% of our weighted-average interest rate at September 30, 2007) on our long-term debt outstanding at September 30, 2007 would be approximately $0.9 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2007, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2006 Form 10-K.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the third quarter of 2007, the Company withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock.   The following table provides information about our equity security purchases during the quarter ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2007	66,666	$28.72	-	-
August 2007	937	$19.45	-	-
September 2007	-	-	-	-

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
October 30, 2007

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