Form 10-K
period 2007-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2008-02-21
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer," "large accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 29, 2007 as reported on the New York Stock Exchange was $29.62 per share and the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $1,344.9 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 18, 2008, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 53,502,317 shares.

Documents Incorporated By Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2007 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 24, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A and 8, 9, 9A, 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2007

			Page Number
Cautionary Statements			1

Part I	Item 1	Business	2
	Item 1A	Risk Factors	5
	Item 1B	Unresolved Staff Comments	9
	Item 2	Properties	10
	Item 3	Legal Proceedings	11
	Item 4	Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant	11

Part II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
	Item 6	Selected Financial Data	16
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	16
	Item 8	Financial Statements and Supplementary Data	16
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
	Item 9A	Controls and Procedures	16
	Item 9B	Other Information	16

Part III	Item 10	Directors and Executive Officers and Corporate Governance	17
	Item 11	Executive Compensation	17
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
	Item 13	Certain Relationships and Related Transactions, and Director Independence	17
	Item 14	Principal Accounting Fees and Services	17

Part IV	Item 15	Exhibits and Financial Statement Schedules	18

Signatures			24

Schedule II		Valuation and Qualifying Accounts	25

Report of Independent Registered Public Accounting Firm			26

Exhibit 4.04		7.875% Senior Notes due 2017 Indenture, dated as of February 27, 2007, between AAM, Inc., as issuer, the Company, as guarantor, and the Bank of New York Trust Company, N.A., as trustee.
Exhibit 10.50		Amended and Restated Continuity Agreement dated as of September 29, 2003, between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch
Exhibit 10.51		Form of Amended and Restated Non-CEO Continuity Agreement between American Axle & Manufacturing Holdings, Inc. and executive officers
Exhibit 10.52		Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.
Exhibit 10.53		Form of 2008 Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Ratable Vesting)
Exhibit 10.54		Form of Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Cliff Vesting)
Exhibit 10.55		Form of 2008 Performance Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc.
Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 13		Annual Report to Stockholders
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cautionary Statements

Certain statements in this Annual Report on Form 10-K are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The terms “will,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements.  These statements speak only as of the date of this Annual Report.  The statements are based on our current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including, but not limited to:

•	reduced purchases of our products by General Motors Corporation, Chrysler LLC or other customers;

•	reduced demand for our customers’ products (particularly light trucks and sport utility vehicles produced by General Motors Corporation and Chrysler LLC);

•	our ability and our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to achieve cost reductions through ongoing restructuring actions;

•	our ability to improve our U.S. labor cost structure;

•	additional restructuring actions that may occur;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to consummate and integrate acquisitions;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to attract new customers and programs for new products;

•	our ability to develop and produce new products that reflect the market demand;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•
adverse changes in laws, government regulations or market conditions including increases in fuel prices  affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);

•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party or claims against us or our products;

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	availability of financing for working capital, capital expenditures, research and development or other general corporate purposes, including our ability to comply with financial covenants;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

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

We are a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for trucks, sport utility vehicles (SUVs), passenger cars and crossover utility vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.

Holdings, a Delaware corporation, is a successor to American Axle & Manufacturing of Michigan, Inc., a Michigan corporation, pursuant to a migratory merger between these entities in 1999.

(b)    Financial Information About Segments

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report to Stockholders (Annual Report), section entitled “Financials – Notes to Consolidated Financial Statements, Note 11 – Segment and Geographic Information.”

(c)           Narrative Description of Business

Company Overview

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 78% of our total net sales in 2007, 76% in 2006 and 78% in 2005.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a Lifetime Program Contract (LPC).  Substantially all of our sales to GM are made pursuant to the LPCs.  The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 10 years, and require us to remain competitive with respect to technology, design and quality.  We have been successful in competing, and we will continue to compete, for future GM business upon the expiration of the LPCs.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler LLC (Chrysler) were approximately 12% of our total net sales in 2007, 14% in 2006 and 13% in 2005.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd., Koyo Machine Industries Co., Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM were $712.3 million in 2007 as compared to $758.5 million in 2006 and $754.4 million in 2005.

Our principal served market of $27 billion is the global driveline market, which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars and crossover vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Axles and driveshafts	84.4%	85.0%	83.9%
Chassis components, forged products and other	15.6%	15.0%	16.1%
Total	100.0%	100.0%	100.0%

Industry Trends and Competition

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Industry Trends and Competition.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs.  Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.

For further information regarding productive materials, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Industry Trends and Competition.”

Research and Development (R&D)

Since March 1, 1994, we have spent approximately $680 million in R&D focusing on new product, process and system technology development.  We plan to continue to invest in the development of new products, processes and systems to improve efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2007, R&D spending was $80.4 million as compared to $83.2 million in 2006 and $73.6 million in 2005.  The focus of this investment is to develop innovative driveline and drivetrain systems and related components for trucks, passenger cars, SUVs and crossover utility vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, independent rear drive axles and independent front drive axles.  We continue to focus on electronic integration in our existing products. We also continue to support the development of hybrid vehicle systems.  Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

Backlog

We typically enter into agreements with our customers to provide axles or other driveline or drivetrain products for the life of our customers’ vehicle programs.  Our new and incremental business backlog includes formally awarded programs and incremental content and volume including customer requested engineering changes.  Our backlog may be impacted by various assumptions such as production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

Our new and incremental business backlog was approximately $1.3 billion at December 31, 2007.  We expect to launch over half of our new and incremental business backlog in the 2008, 2009 and 2010 calendar years. The balance of the backlog is planned to launch between 2011 and 2012.  Our backlog associated with GM as of December 31, 2007 was approximately $1.1 billion.

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

Cyclicality and Seasonality

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Cyclicality and Seasonality.”

Environmental Matters

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Legal Proceedings.”

Associates

As of December 31, 2007, we employed approximately 9,800 associates, approximately 6,200 of which are employed in the U.S.  Approximately 4,500 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW).  Approximately 3,650 associates represented by the UAW at our master agreement facilities in Michigan and New York are subject to a collective bargaining agreement that expires February 25, 2008. An additional 900 associates at MSP and Colfor are also represented by the UAW under collective bargaining agreements that expire April 17, 2009 and June 2, 2010, respectively.  Approximately 110 associates are represented by the International Association of Machinists (IAM) under a collective bargaining agreement which runs through May 4, 2008.  In addition, approximately 250 associates at Albion, approximately 2,000 associates at our Silao, Mexico facility (Guanajuato Gear & Axle and Guanajuato Forge) and approximately 325 associates at our Brazilian majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements.  The collective bargaining agreement at Albion may be terminated upon six-month notice and expires in 2008 and the agreements in Mexico and Brazil expire annually.

Credit and Working Capital Practices

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Liquidity and Capital Resources.”

(d)    Financial Information About Geographic Areas

International operations are subject to certain additional risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

For further financial information regarding foreign and domestic sales and export sales, see Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Notes to Consolidated Financial Statements, Note 11 – Segment and Geographic Information.”

Item 1A.   Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our business is significantly dependent on sales to GM and Chrysler.

We are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front 4WD/AWD axle requirements for these vehicle platforms.  Sales to GM were approximately 78% of our total net sales in 2007, 76% in 2006 and 78% in 2005.  A significant reduction in our sales to GM or a significant reduction by GM of its production of RWD light trucks or SUVs could have a material adverse effect on our results of operations and financial condition.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pick up trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler accounted for approximately 12% or our net sales in 2007, 14% in 2006 and 13% in 2005.  A significant reduction in our sales to Chrysler or a significant reduction by Chrysler of its production of the Dodge Ram program could have a material adverse effect on our results of operations and financial condition.

 Our business is dependent on the rear-wheel drive light truck and SUV market segments in North America.

A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms in North America. Sales and production of light trucks and SUVs could be affected by many factors, including changes in consumer demand; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; and government regulation, such as the Corporate Average Fuel Economy regulations (CAFE). In 2007, the U.S. Congress enacted legislation increasing the U.S. fuel-economy standard industry average to 35 miles per gallon by year 2020. Our customers are currently assessing the impact of these regulations including consumer preferences and demand for vehicles which may have an adverse impact on the programs we currently supply. A reduction in this market segment could have a material adverse impact on our results of operations and financial condition.

Our business could be adversely affected if we fail to maintain satisfactory labor relations.

Substantially all of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements.  Substantially all of our hourly associates in the U.S. are represented by the UAW. Approximately 3,650 of our union represented associates are covered by a national agreement with the UAW that expires on February 25, 2008.  There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage that could have a material adverse impact on our results of operations and financial condition.  In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

Our business could be adversely affected if we fail to improve our U.S. labor cost structure.

We may not be able to achieve the level of labor cost reductions required to sustain cost competitiveness in our industry segment, particularly in the U.S.  A significant portion of our U.S. operations have labor agreements that are not market cost competitive. Our current national agreement with the UAW provides guaranteed wage and benefit levels throughout its term and ensures significant income and employment security for our UAW represented associates.  This agreement limits our ability to close plants and divest businesses.  This agreement may also limit our ability to change local work rules and practices to encourage flexible manufacturing and other efficiency-related improvements.  Our ability to compete for future business in the U.S. may be adversely impacted if we are not successful in reducing our cost structure through our new labor agreement with the UAW.

        We may undertake further restructuring actions.

We have initiated certain restructuring actions in recent years in order to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements.  We may need to take further actions and the charges related to these actions may have a material adverse effect our results of operations and financial condition. See Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Results of Operations” incorporated by reference herein.

We may be unable to consummate and successfully integrate acquisitions.

We may, from time to time, consider engaging in acquisitions that involve potential risks, including failure to successfully integrate and realize the expected benefits of such acquisitions. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions may have an adverse impact on our results of operations and financial condition.

Our business could be adversely affected by an increase in the price of raw materials.

Worldwide commodity market conditions have resulted in increases in the cost of steel and other metallic materials in recent years. Furthermore, the cost of such steel and metallic materials needed for our products may continue to increase.  If we are unable to pass these cost increases on to our customers, it could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected by disruptions in our supply chain.

We depend on a limited number of suppliers for certain key components and materials needed for our products.  We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources. In 2007, more than 20 of our direct material suppliers filed for bankruptcy protection. These supply chain characteristics make us susceptible to supply shortages, price increases or work stoppages at a supplier. There can be no assurance that the suppliers of these materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected by work stoppages at GM or Chrysler.

A substantial number of employees of our largest two customers, GM and Chrysler, and their key suppliers are represented by trade unions, including the UAW.  Because sales to GM and Chrysler account for approximately 90% of our sales, work stoppages at GM, Chrysler or any of their key suppliers could adversely affect our results of operations and financial condition.

  Our company or our customers may not be able to successfully launch new product programs on a timely basis.

Certain of our customers are preparing to launch new product programs for which we will supply newly developed driveline system products and related components.  Some of these new product program launches have required, and will continue to require, substantial capital investment. We may not be able to install and certify the equipment needed to produce products for these new product programs in time for the start of production.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or any other future product programs.  Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities.  In addition, our customers may not successfully execute the launch of these product programs, or any additional future product program for which we will supply products, on schedule.

Our company may not realize all of the revenue expected from our new and incremental business backlog.

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production.  It is also possible that our customers may choose to delay or cancel a product program for which we have been awarded new business.  Our revenues, operating results and financial position could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new and incremental business backlog.

We are under continuing pressure from our customers to reduce our prices.

Annual price reductions are a common practice in the automotive industry. The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established. Certain of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. If we must accommodate a customer’s demand for higher annual price reductions and are unable to offset the impact of any such price reductions through continued technology improvements, cost reductions and other productivity initiatives, our results of operations and financial condition could be adversely affected.

Our business faces substantial competition.

The automotive industry is highly competitive. Our competitors include the driveline component manufacturing facilities controlled by certain existing original equipment manufacturers (OEMs), as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply.  Some of our competitors are affiliated with OEMs and others have economic advantages as compared to our business, such as lower wage and benefit costs.  Technology, design, quality, delivery and cost are the primary elements of competition in our industry segment. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce cost.  These strategies include supply base consolidation and global sourcing.  Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not have.  Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

Our company’s global operations are subject to economic and political risks and uncertainties.

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.  Our global operations may also be adversely affected by political events and domestic or international terrorist events and hostilities.  These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.  As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

Changes in the general economic conditions may have an adverse impact on our operating performance and results of operations and may affect our ability to raise capital.

Our business is affected by general economic conditions in the U.S. and globally.  Weakness in the U.S. or global economy may result in a reduction of automotive production and sales by our largest customers, which may adversely affect our business, financial condition and results of operations.  Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

In addition, any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability to raise capital on favorable terms.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purpose not satisfied by cash-on-hand or operating cash flows.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could impact our ability to sustain and grow our businesses through acquisitions and would likely increase our capital costs.

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

We may experience negative or unforeseen tax consequences.

We periodically review the probability of the realization of our deferred tax assets based on forecasts of taxable income in both the U.S. and numerous foreign jurisdictions. In our review, we use historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in both the U.S. and numerous foreign jurisdictions may require judgmental changes in the valuation allowances to reduce our deferred tax assets and other tax accruals. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse impact on our results of operations or financial condition.

We may incur material losses and costs as a result of product liability and warranty claims and litigation.

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have also similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality systems.  This trend may also result in higher cost recovery claims by OEMs to suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced negligible warranty charges from our customers due to our contractual arrangements and improvements in the quality, warranty, reliability and durability performance of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations or financial condition.

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

Our business may be adversely affected by a violation of financial covenants.

Our Revolving Credit Facility contains financial covenants which require us to comply with a leverage ratio and to maintain a minimum level of net worth.  A violation of either of these covenants could result in a default under this facility, which would permit the lenders to accelerate the repayment of any borrowings outstanding at that time.  A default or acceleration under the Revolving Credit Facility may result in increased capital costs and defaults under our other debt agreements and may adversely affect our results of operations and financial condition.

Item 1B.   Unresolved Staff Comments

None

Item 2.  Properties

The following is a summary of our principal facilities:

Name	Sq. Feet	Type of Interest	Function
Detroit Manufacturing Complex Detroit, MI	2,455,000	Owned	Rear and front axles, forged products and steering linkages
Guanajuato Gear & Axle, Guanajuato, Mexico	1,532,000	Owned	Rear axles and driveshafts, front axles and front auxiliary driveshafts
Guanajuato Forge Guanajuato, Mexico	111,000	Owned	Forged products
Buffalo Gear, Axle & Linkage Buffalo, NY	1,199,000	Owned	Production idled
Three Rivers Driveline Three Rivers, MI	806,000	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Albion Automotive Glasgow, Scotland Lancashire, England	464,000 135,000	Leased Leased	Front and rear axles for medium and heavy-duty trucks and buses Crankshafts and fabricated parts
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH Salem, OH	235,000 190,000 175,000	Owned Owned Owned	Forged products Forged products Forged products
Tonawanda Forge Tonawanda, NY	400,000	Owned	Forged products
Cheektowaga Plant Cheektowaga, NY	116,000	Owned	Machining of forged products
AAM do Brasil Araucária, Brazil	264,000	Owned	Machining of forged and cast products
Corporate Headquarters Detroit, MI	252,000	Owned	Executive and administrative offices
Changshu Gear & Axle Changshu, China	191,000	Owned	Rear axles
MSP Industries Oxford, MI	125,000	Leased	Forged products
Oxford Forge Oxford, MI	60,000	Owned	Forged products
Detroit South Campus Detroit, MI	75,000	Owned	Quality engineering technical, process development and safety training centers
Technical Center Rochester Hills, MI	109,000	Owned	R&D, design engineering, metallurgy, testing and validation
European Business Office Bad Homburg, Germany	24,000	Leased	European headquarters and technical center
Poland Olawa, Poland	15,000	Owned	Transmission differentials
India Pune, India	18,000	Leased	Engineering, information technologies and support services

Item 3.  Legal Proceedings

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Legal Proceedings.”

Item 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name __________	Age	Position
Richard E. Dauch .………………….….	65	Co-Founder, Chairman of the Board & Chief Executive Officer
Yogendra N. Rahangdale………….……	60	Vice Chairman
David C. Dauch ………………………..	43	Executive Vice President & Chief Operating Officer
John J. Bellanti…………………….……	53	Group Vice President - Manufacturing Services, Capital Planning & Cost Estimating
Michael K. Simonte………………..…...	44	Group Vice President - Finance & Chief Financial Officer
Michael C. Flynn…………………..……	50	Vice President - Global Procurement & Supply Chain Management
Curt S. Howell……………………..……	45	Vice President - Global Driveline Operations
John E. Jerge………………...…………	46	Vice President - Human Resources
Patrick S. Lancaster……………….……	60	Vice President, Chief Administrative Officer & Secretary
Allan R. Monich ………………….……	54	Vice President - Quality Assurance & Customer Satisfaction
Steven J. Proctor…………………….…	51	Vice President - Sales & Marketing
Alberto L. Satine…………………..……	51	Vice President - Strategic & Business Development
Abdallah F. Shanti...…………………....	47	Vice President - Information Technology, Electronic Product Integration & Chief Information Officer
Kevin M. Smith………………………...	46	Vice President - Mexico
John S. Sofia………………………..…..	48	Vice President - Product Engineering, Commercial Vehicle Operations & Chief Technology Officer
Norman Willemse………………….…..	51	Vice President - Global Metal Formed Product Operations

      Richard E. Dauch, age 65, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors.  He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994.  In October 1997, he was named Chairman of the Board of Directors.  He was also President of AAM from March 1994 through December 2000.  Prior to March 1994, he spent 12 years at Chrysler Corporation where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process.  He is a retired officer from the Chrysler Corporation. Mr. Dauch’s last position at Chrysler, in 1991 was Executive Vice President of Worldwide Manufacturing.  Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States.  Mr. Dauch has more than 42 years of experience in the automotive industry.  Mr. Dauch has been named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturer’s Association, and the 1999 Michiganian of the Year by The Detroit News. Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.).  He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages. Mr. Dauch is the father of David C. Dauch.

Yogendra (Yogen) N. Rahangdale, age 60, has been Vice Chairman, a non-Board position since December 2007. Prior to that, he served as President & Chief Operating Officer (since October 2005); Executive Vice President - Operations & Planning (since May 2004); Executive Vice President & Chief Technology Officer (since September 2003); Group Vice President & Chief Technology Officer (since January 2001); Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998) and Director, Corporate Manufacturing Planning (since joining our Company in August 1995).  Prior to joining our Company, Mr. Rahangdale spent 12 years with Chrysler Corporation in a variety of positions including Manager, Paint & Energy Management.

David C. Dauch, age 43, has been Executive Vice President & Chief Operating Officer since December 2007. Prior to that, he served as Executive Vice President - Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996).  Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration.  Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager.  David C. Dauch is the son of Richard E. Dauch.

John J. Bellanti, age 53, has been Group Vice President – Manufacturing Services, Capital Planning & Cost Estimating since December 2007.  Prior to that, he served as Vice President – Manufacturing Services, Capital Planning & Cost Estimating (since July 2006); Vice President - Engineering & Chief Technology Officer (since May 2004); Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994).  Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager.  Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Michael K. Simonte, age 44, has been Group Vice President – Finance & Chief Financial Officer since December 2007. Simonte previously served as Vice President – Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. In that role, he coordinated all of the financial accounting, planning and reporting activities of the company until he was appointed as Treasurer in September 2002.  Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP.  Mr. Simonte is a certified public accountant.

                Michael C. Flynn, age 50, has been Vice President – Global Procurement & Supply Chain Management since December 2007. Prior to that, he served as Vice President - Procurement (since November 2005); Executive Director, Sales (since June 2004); Director, Sales (since August 2002); Manager, Manufacturing (since June 2001); Director, Direct Material Purchasing (since February 1998); Manager, Released Programs (since July 1997); and Platform Manager (since July 1996) and Purchasing Agent (since joining our Company in March 1994). Prior to joining our Company, Mr. Flynn served at General Motors for 11 years in a variety of manufacturing, purchasing and engineering positions.

Curt S. Howell, age 45, has been Vice President – Global Driveline Operations since December 2007. Prior to that, he served as General Manager, International Operations (since June 2007); General Manager, Asia (since October 2005); General Manager, Latin/South America Driveline Operations (since January 2004); Executive Director, Cost Estimating (since January 2003); Executive Director, Worldwide Sales (since January 2001); Managing Director, AAM De Mexico (since January 1998); Director, Worldwide Programs (since joining our Company in April 1994). Prior to joining our Company, Mr. Howell served at Chrysler Corporation for 7 years in a variety of engineering, sales and service positions.

John E. Jerge, age 46, has been Vice President - Human Resources since September 2004.  Prior to that, he served as Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997); Manufacturing Manager, Buffalo Gear Axle & Linkage (since March 1996); Area manager of Axles and Area Manager of Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Jerge began his automotive career at Chrysler Corporation in 1984 where he progressed through a variety of manufacturing, engineering and plant management positions.

Patrick S. Lancaster, age 60, has been Vice President, Chief Administrative Officer & Secretary since September 2003.  Prior to that, he served as Group Vice President, Chief Administrative Officer & Secretary (since January 2001); Vice President & Secretary (since March 2000); Vice President, General Counsel & Secretary (since November 1997) and General Counsel & Secretary (since June 1994).  Mr. Lancaster is a member of the State Bar of Michigan.

Allan R. Monich, age 54, has been Vice President – Quality Assurance & Customer Satisfaction since July 2006. Prior to that, he served as Vice President - Program Management & Capital Planning (since October 2005); Vice President – Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994.  Prior to joining our Company in March 1994, he worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Steven J. Proctor, age 51, has been Vice President - Sales & Marketing since June 2004.  Prior to that, he served as Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994).  Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Alberto L. Satine, age 51, has been Vice President – Strategic & Business Development since November 2005. Prior to that, he served as Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001).  Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana’s Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Abdallah F. Shanti, age 47, has been Vice President - Information Technology, Electronic Product Integration & Chief Information Officer since January 2005.  Prior to that, he served as Vice President, Procurement, Information Technology & Chief Information Officer (since September 2002) and Executive Director, Information Technology & Chief Information Officer (since joining our Company in December 1999).  Prior to joining our Company, Mr. Shanti served as Vice President, Global Information Technology at LucasVarity PLC.  Mr. Shanti began his career with GM/Electronic Data Systems Corporation in 1984 where he served in a variety of information technology leadership roles providing services for automotive and manufacturing corporations.  Mr. Shanti has over 22 years of experience in the global automotive industry including positions with General Motors, where he most recently served as General Director, Systems Engineering; LucasVarity PLC; Perot Systems Corporation and GM/Electronic Data Systems Corporation.

Kevin M. Smith, age 46, has been Vice President – Mexico since December 2007. Prior to that, he served as Plant Manager, Guanajuato Gear & Axle (since February 2007); Executive Director, Manufacturing Engineering (since July 2006); Executive Director, Axle Engineering (since January 2006); Director, GMT 900 Program (since October 2001); Director, Manufacturing Engineering (since June 2001); Plant Manager, Buffalo Gear, Axle & Linkage (since March 2000); Plant Manager, Three Rivers (since February 1998); Manufacturing Manager, Detroit Gear & Axle Plant (since February 1996) and Manufacturing Engineering Manager, Buffalo Gear, Axle & Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Smith served at Chrysler Corporation in a variety of manufacturing and engineering positions.

John S. Sofia, age 48, has been Vice President – Product Engineering, Commercial Vehicle Operations & Chief Technology Officer since December 2007. Prior to that, he served as Vice President – Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994).  Prior to joining our Company, Mr. Sofia served at Chrysler Corporation in a variety of manufacturing and engineering positions.

Norman Willemse, age 51, has been Vice President – Global Metal Formed Product Operations since December 2007. Prior to that, he served as General Manager – Metal Formed Products Division (since July 2006) and Managing Director – Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for 7 years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol “AXL.”

Holders and High and Low Sales Prices

2007	March 31	June 30	September 30	December 31	Full Year
High	$28.16	$30.01	$30.59	$27.91	$30.59
Low	$17.38	$26.76	$21.55	$18.62	$17.38
2006
High	$21.01	$20.04	$17.67	$20.07	$21.01
Low	$15.33	$15.80	$14.77	$16.94	$14.77

        Prices are the quarterly high and low closing sales prices for our common stock as reported by the New York Stock Exchange (NYSE).  We had approximately 430 stockholders of record as of February 18, 2008.

Dividends

We declared and paid quarterly cash dividends of $0.15 in each of the last three fiscal years.  We paid $31.8 million, $31.0 million and $30.4 million to stockholders of record under the quarterly cash dividend program during 2007, 2006 and 2005, respectively.

Issuer Purchases of Equity Securities

In the fourth quarter of 2007, the Company withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock grants.   The following table provides information about our equity security purchases during the quarter ended December 31, 2007:

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2007	-	-	-	-
November 2007	-	-	-	-
December 2007	2,326	$23.12	-	-

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6.  Selected Financial Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Five Year Financial Summary.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, section entitled “Financials – Management’s Discussion and Analysis – Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report, sections entitled “Financials – Consolidated Financial Statements” and “Financials – Notes to Consolidated Financial Statements.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2007, and (2) no change in internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 24, 2008.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer and the senior financial executives who report directly to our Chief Financial Officer.  This code of ethics is available on our website at www.aam.com. We will post on our website any amendment to or waiver from the provisions of the code of ethics or our code of business conduct that applies to executive officers or directors of the Company.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The information required by Item 12 is incorporated by reference from our Proxy Statement.

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

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

The above financial statements are filed as Exhibit 13 to this Form 10-K.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2007, 2006 and 2005 are filed as part of this Form 10-K.

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

4.01	Specimen Certificate for shares of the Company’s Common Stock
(Incorporated by reference to Exhibit 4.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

4.02	5.25% Senior Notes due 2014, Indenture, dated as of February 11, 2004, among AAM, Inc., as issuer, the Company, as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

4.03	Senior Convertible Notes due 2024, Indenture, dated as of February 11, 2004, among the Company, as issuer, AAM, Inc., as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

*4.04	7.875% Senior Notes due 2017, Indenture, dated as of February 27, 2007, between AAM, Inc., as issuer, the Company, as guarantor, and Bank of New York Trust Company, N.A., as trustee.

Number	Description of Exhibit

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

++10.17	Settlement Agreement dated as of July 28, 2000 by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

‡10.18	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)

10.19	Lifetime Program Contract between General Motors Corporation North American Operations (Buyer) and AAM, Inc. (Seller)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

10.20	Agreement dated as of June 14, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

++10.21	Agreement dated as December 21, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

‡10.22	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.23	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)

Number	Description of Exhibit

10.24	Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004, among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.40 filed with American Axle & Manufacturing Holdings, Inc. on Form 10-K for the year ended December 30, 2003)

10.25	Guarantee Agreement, dated as of January 9, 2004, among the Company, AAM, Inc., the Subsidiary Guarantors and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.41 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

++10.26	Sourcing Letter Agreement dated as of February 26, 2004 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.42 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2004)

++10.27	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

10.28	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

10.29	Form of 2002 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

10.30	Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

10.31	Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

10.32	Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

10.33	Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

Number	Description of Exhibit

10.34	Employment Agreement Extension between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated November 3, 2005.)

10.35	Restricted Stock Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated November 3, 2005.)

10.36	Restricted Stock Unit Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K dated November 3, 2005.)

10.37	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005)

10.38	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2006)

10.39
Credit Agreement dated as of June 28, 2006, amended as of August 9, 2006, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., and JP Morgan Chase Bank, N.A., and Bank of America, N.A.

(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2006)

10.40
Amendment to Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004, amended as of December 11, 2006, among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 11, 2006.)

10.41	Amended and Restated American Axle & Manufacturing Holdings, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.)

10.42	Employment Agreement Amendment between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 15, 2006

10.43	Amended and Restated American Axle & Manufacturing, Inc. Supplemental Executive Retirement Program dated as December 22, 2006

10.44	Agreement between American Axle & Manufacturing, Inc. and Richard F. Dauch dated May 14, 2007
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2007)

Number	Description of Exhibit

10.45
$250,000,000 Credit Agreement, dated as of June 14, 2007, by and among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing Inc., the several Lenders parties thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 14, 2007)

++10.46	Letter Agreement, dated June 29, 2007, between AAM and GM
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007)

10.47
Amendment No. 1 dated as of July 25, 2007 to the Restricted Stock Unit Award Agreements dated as of March 15, 2005, March 15, 2006 and March 14, 2007 between Richard E. Dauch and American Axle & Manufacturing Holdings, Inc.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated July 25, 2007)

10.48	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 1, 2008)

10.49	Amendment, dated January 31, 2008, to Employment Agreement, dated November 6, 1997, between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch.
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated February 1, 2008)

*10.50	Amended and Restated Continuity Agreement dated as of September 29, 2003, between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch

*10.51	Form of Amended and Restated Non-CEO Continuity Agreement between American Axle & Manufacturing Holdings, Inc. and executive officers

*10.52	Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.

*10.53	Form of 2008 Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Ratable Vesting)

*10.54	Form of 2008 Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Cliff Vesting)

*10.55	Form of 2008 Performance Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc.

*12	Computation of Ratio of Earnings to Fixed Charges

*13
Annual Report to Stockholders for the year ended December 31, 2007, sections entitled “Financials – Management’s Discussion and Analysis,” “Financials – Consolidated Financial Statements,” “Financials – Notes to Consolidated Financial Statements” and “Five Year Financial Summary” **

*21	Subsidiaries of the Company

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 20, 2008

/s/ Michael K. Simonte
Michael K. Simonte
Group Vice President - Finance
& Chief Financial Officer
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board	February 20, 2008
Richard E. Dauch	& Chief Executive Officer

/s/ Michael K. Simonte	Group Vice President - Finance &	February 20, 2008
Michael K. Simonte	Chief Financial Officer

/s/ John A. Casesa	Director	February 20, 2008
John A. Casesa

/s/ Elizabeth A. Chappell	Director	February 20, 2008
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	February 20, 2008
Forest J. Farmer

/s/ Richard C. Lappin	Director	February 20, 2008
Richard C. Lappin

/s/ William P. Miller II	Director	February 20, 2008
William P. Miller II

/s/ Larry K. Switzer	Director	February 20, 2008
Larry K. Switzer

/s/ Thomas K. Walker	Director	February 20, 2008
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	February 20, 2008
Dr. Henry T. Yang

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)

Year Ended December 31, 2005:
Allowance for doubtful accounts	$2.5	$1.0	$0.4	(1)	$3.1

Allowance for deferred taxes	32.5	-	1.3	(2)	31.2

Inventory valuation allowance	12.6	11.9	4.2	(3)	20.3

LIFO reserve	14.3	0.3	-		14.6

Year Ended December 31, 2006:
Allowance for doubtful accounts	3.1	0.7	2.6	(1)	1.2

Allowance for deferred taxes	31.2	13.4	5.6	(2)	39.0

Inventory valuation allowance	20.3	20.0	5.6	(3)	34.7

LIFO reserve	14.6	-	0.8		13.8

Year Ended December 31, 2007:
Allowance for doubtful accounts	1.2	1.4	0.4	(1)	2.2

Allowance for deferred taxes	39.0	12.7	9.4	(2)	42.3

Inventory valuation allowance	34.7	12.7	7.1	(3)	40.3

LIFO reserve	13.8	-	-		13.8

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.:

We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our report thereon dated February 20, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption on January 1, 2006 of  Statement of Financial Accounting Standards (SFAS) No. 123(R) , Share-Based Payments, the adoption on December 31, 2006 of the balance sheet provisions of SFAS No. 158, Employers Accounting for Defined Benefit Provision and Other Postretirement Plans and the adoption on January 1, 2007 of FASB Interpretation No. 48, Accounting for Uncertainty in  Income Taxes and the measurement date provisions of SFAS No. 158); such consolidated financial statements and report are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 20, 2008