Form 10-Q
period 2008-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2008-04-25
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer," "large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☑  Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of April 22, 2008, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 54,185,000 shares.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and relate to trends and events that may affect our future financial position and operating results.  The terms such as “will,” “may,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “project,” and similar words of expressions, as well as statements in future tense, are intended to identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	the effects of the strike called by the International United Automobile, Aerospace and Agricultural Implement Workers of America on February 25, 2008;
•	our ability to restore and maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to improve our U.S. labor cost structure;
•	reduced purchases of our products by General Motors Corporation (GM), Chrysler LLC (Chrysler) or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);
•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to consummate and integrate acquisitions;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•
adverse changes in laws, government regulations or market conditions including increases in fuel prices affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);

•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
	(in millions, except per share data)

Net sales	$587.6	$802.2

Cost of goods sold	574.9	716.9

Gross profit	12.7	85.3

Selling, general and administrative expenses	49.4	48.9

Operating income (loss)	(36.7)	36.4

Net interest expense	(12.7)	(14.0)

Other income, net	0.5	0.1

Income (loss) before income taxes	(48.9)	22.5

Income tax expense (benefit)	(21.9)	6.8

Net income (loss)	$(27.0)	$15.7

Basic earnings (loss) per share	$(0.52)	$0.31

Diluted earnings (loss) per share	$(0.52)	$0.30

Dividends declared per share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(in millions)
Assets
Current assets
Cash and cash equivalents	$315.5	$343.6
Accounts receivable, net	187.3	264.0
Inventories, net	248.3	242.8
Prepaid expenses and other	74.4	73.4
Deferred income taxes	17.7	19.5
Total current assets	843.2	943.3

Property, plant and equipment, net	1,678.8	1,696.2
Deferred income taxes	104.5	78.7
Goodwill	147.8	147.8
Other assets and deferred charges	55.3	57.4
Total assets	$2,829.6	$2,923.4

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$266.6	$313.8
Accrued compensation and benefits	102.3	126.6
Other accrued expenses	66.3	71.2
Total current liabilities	435.2	511.6

Long-term debt	864.1	858.1
Deferred income taxes	6.4	6.6
Postretirement benefits and other long-term liabilities	646.7	647.7
Total liabilities	1,952.4	2,024.0

Stockholders' equity
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	419.7	416.3
Retained earnings	556.9	591.9
Treasury stock at cost, 5.2 million shares in 2008 and 2007	(173.9)	(173.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	40.9	33.5
Foreign currency translation adjustments	37.7	34.2
Unrecognized loss on derivatives	(4.7)	(3.3)
Total stockholders' equity	877.2	899.4
Total liabilities and stockholders' equity	$2,829.6	$2,923.4

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
	(in millions)
Operating activities
Net income (loss)	$(27.0)	$15.7
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	56.6	56.4
Deferred income taxes	(27.2)	3.9
Stock-based compensation	3.6	4.8
Pensions and other postretirement benefits, net of contributions	12.4	14.8
Loss on retirement of equipment	0.3	1.1
Changes in operating assets and liabilities
Accounts receivable	78.1	(94.3)
Inventories	(5.1)	(18.1)
Accounts payable and accrued expenses	(84.0)	21.3
Other assets and liabilities	0.5	4.2
Net cash provided by operating activities	8.2	9.8

Investing activities
Purchases of property, plant and equipment	(33.3)	(42.5)
Net cash used in investing activities	(33.3)	(42.5)

Financing activities
Net borrowings (repayments) under revolving credit facilities	1.9	(130.3)
Payments of long-term debt and capital lease obligations	(0.4)	(0.3)
Proceeds from issuance of long-term debt	3.3	300.0
Debt issuance costs	-	(5.2)
Repurchase of treasury stock	(0.1)	-
Employee stock option exercises	0.1	3.7
Tax benefit on stock option exercises	0.2	0.7
Dividends paid	(8.0)	(7.8)
Net cash provided by (used in) financing activities	(3.0)	160.8

Effect of exchange rate changes on cash	-	0.3

Net increase (decrease) in cash and cash equivalents	(28.1)	128.4

Cash and cash equivalents at beginning of period	343.6	13.5

Cash and cash equivalents at end of period	$315.5	$141.9

Supplemental cash flow information
Interest paid	$25.2	$17.4
Income taxes paid, net of refunds	$0.7	$6.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization  American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for trucks, sport utility vehicles (SUVs), passenger cars and crossover utility vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.  In addition to locations in the United States (U.S.) (Michigan, New York, Ohio and Indiana), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea and Thailand.

Basis of Presentation We have prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934.  These condensed consolidated financial statements are unaudited but include all normal recurring adjustments, which we consider necessary for a fair presentation of the information set forth herein.  Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at December 31, 2007 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Change in Accounting Principle  On January 1, 2008, we changed the method for costing our U.S. inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.  As of December 31, 2007, the U.S. inventories for which the LIFO method of costing inventory was applied represented approximately 25% of total gross inventories.  This change enhances the matching of inventory costs with revenues and better reflects the current cost of inventory on our consolidated balance sheet.  Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our industry peers, most of whom use the FIFO method of costing for inventory.  In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle has been retrospectively applied to all prior periods presented herein.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    We have presented the effects of the change in accounting for inventory costing to the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 and the Consolidated Statement of Operations and Cash Flows for the three months ended March 31, 2007.  The impact of this change on the Consolidated Statement of Operations and Cash Flows for the three months ended March 31, 2008 was not material.  We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Statement of Operations Three months ended March 31, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Net sales	$802.2	$-	$802.2
Cost of goods sold	717.4	(0.5)	716.9
Gross profit	84.8	0.5	85.3
Selling general and administrative expenses	48.9	-	48.9
Operating income	35.9	0.5	36.4
Other income (expense), net	(13.9	-	(13.9)
Income before income taxes	22.0	0.5	22.5
Income tax expense	6.6	0.2	6.8
Net income	15.4	0.3	15.7
Basic earnings per share	$0.30	$0.01	$0.31
Diluted earnings per share	$0.30	$-	$0.30

Condensed Consolidated Balance Sheet December 31, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Assets
Current assets
Inventories	$229.0	$13.8	$242.8
Deferred income taxes	24.6	(5.1)	19.5
Other current assets	681.0	-	681.0
Total current assets	934.6	8.7	943.3
Other assets	1,980.1	-	1,980.1
Total assets	$2,914.7	$8.7	$2,923.4

Liabilities and Stockholders’ Equity
Total liabilities	$2,024.0	$-	$2,024.0
Stockholders’ equity
Retained earnings	583.2	8.7	591.9
Other stockholders’ equity	307.5	-	307.5
Total stockholders’ equity	890.7	8.7	899.4
Total liabilities and stockholders’ equity	$2,914.7	$8.7	$2,923.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows Three months ended March 31, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Operating Activities
Net income	$15.4	$0.3	$15.7
Adjustments to reconcile net income to net cash
provided by operating activities
Deferred income taxes	3.7	0.2	3.9
Changes in operating assets and liabilities
Inventories	(17.6)	(0.5)	(18.1)
Other changes in operating assets and liabilities	(68.8)	-	(68.8)
Other adjustments	77.1	-	77.1
Net cash provided by operating activities	9.8	-	9.8

Investing Activities
Net cash used in investing activities	(42.5)	-	(42.5)

Financing Activities
Net cash provided by financing activities	160.8	-	160.8

Effect of exchange rate changes on cash	0.3	-	0.3

Net increase in cash and cash equivalents	$128.4	$-	$128.4

Condensed Consolidated Balance Sheet March 31, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO

Assets
Current Assets
Inventories	$234.5	$13.8	$248.3
Deferred income taxes	22.8	(5.1)	17.7
Other current assets	577.2	-	577.2
Total current assets	834.5	8.7	843.2
Other assets	1,986.4	-	1,986.4
Total assets	$2,820.9	$8.7	$2,829.6

Liabilities and Stockholders’ Equity
Total liabilities	$1,952.4	$-	$1,952.4
Stockholders’ equity
Retained earnings	548.2	8.7	556.9
Other stockholders’ equity	320.3	-	320.3
Total stockholders’ equity	868.5	8.7	877.2
Total liabilities and stockholders’ equity	$2,820.9	$8.7	$2,829.6

The application of this change in accounting increased retained earnings by $8.7 million as of January 1, 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of New Accounting Standards In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.”  This statement clarifies the definition of fair value and establishes a fair value hierarchy.  SFAS 157, as originally issued, was effective for us on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  The effective date for us under this FSP is January 1, 2009.  As allowed by FSP FAS 157-b, we partially adopted SFAS 157 on January 1, 2008 and the impact of adoption was not significant.  We do not expect the impact of applying SFAS 157 to the remaining assets and liabilities on January 1, 2009 to be material.

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $7.5 million as of March 31, 2008.  The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS 157.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective for us on January 1, 2008 and we did not elect to measure any additional assets or liabilities at fair value.

In December 2007, the FASB issued Statement No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”   SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for us on January 1, 2009. We are currently assessing the impact of adopting this statement.

2.	LABOR RELATIONS

On February 25, 2008, the four-year master labor agreement between AAM and the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) covering approximately 3,650 associates at five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement.  As of March 31, 2008, the strike remained in effect.  Although it is not possible to predict the nature and timing of a resolution between AAM and the International UAW, a resolution could have a significant impact on our future results of operations, financial position and liquidity.

3.	RESTRUCTURING ACTIONS

In 2008, we incurred charges in cost of sales for ongoing restructuring actions.  In addition, we continued to make payments related to the charges incurred in 2007 and 2006.  At December 31, 2007, our liability related to these restructuring actions was $22.5 million.

A summary of the restructuring related activity for the three months ended March 31, 2008 is shown below (in millions):

	One-time Termination Benefits	Redeployment of Assets	Environmental Obligations	Total
Accrual as of December 31, 2007	$20.3	$-	$2.2	$22.5
Charges	-	3.9	-	3.9
Cash utilization	(9.2)	(3.9)	(0.1)	(13.2)
Non-cash utilization and accrual adjustments	(0.4)	-	-	(0.4)
Accrual as of March 31, 2008	$10.7	$-	$2.1	$12.8

In the first quarter of 2008, we incurred $3.9 million of charges related to the redeployment of assets to support capacity utilization initiatives.

We expect a majority of the remaining restructuring accrual to be paid in 2008 and the remainder to be paid through 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	INVENTORIES

We state our inventories at the lower of cost or market.  In the first quarter of 2008, we changed the method of accounting for our U.S. inventories from the LIFO method to the FIFO method as discussed in Note 1.  The cost of worldwide inventories is determined using the FIFO method.  We classify indirect inventories, which include perishable tooling, machine repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(in millions)

Raw materials and work-in-progress	$230.9	$230.5
Finished goods	58.3	52.6
Gross inventories	289.2	283.1
Other inventory valuation reserves	(40.9)	(40.3)
Inventories, net	$248.3	$242.8

5.    LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(in millions)

Revolving Credit Facility	$-	$-
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	2.7	2.7
Term Loan due 2012	250.0	250.0
Uncommitted lines of credit	-	-
Foreign credit facilities	52.9	46.7
Capital lease obligations	8.7	8.9
Long-term debt	$864.1	$858.1

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At March 31, 2008, we had $572.3 million available under the Revolving Credit Facility.  This availability reflects a reduction of $27.7 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities and uncommitted lines of credit.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets.  Accordingly, we have classified $42.6 million of such amounts as long-term debt.

In the first quarter of 2008, we had access to $60.0 million of uncommitted bank lines of credit, all of which was available at March 31, 2008.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2008, $52.9 million was outstanding under these facilities and an additional $101.7 million was available.

The weighted-average interest rate of our long-term debt outstanding at March 31, 2008 was 7.6% and 7.8% as of December 31, 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in millions)

Service cost	$4.2	$6.1	$4.5	$6.4
Interest cost	9.4	8.6	7.4	6.8
Expected asset return	(10.2)	(9.5)	-	-
Amortized loss	0.2	0.4	-	-
Amortized prior service cost	0.5	0.6	(0.8)	(0.8)
Special termination benefits	-	0.2	-	-
Net periodic benefit cost	$4.1	$6.4	$11.1	$12.4

In the first quarter of 2008, we recorded an adjustment related to the completion of our valuation for pension and other postretirement benefit assets and obligations as of January 1, 2008.  This adjustment resulted in a decrease in postretirement benefits and other long-term liabilities of $11.8 million, an increase in accumulated other comprehensive income of $7.4 million and a decrease in deferred income taxes of $4.4 million.

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

Our regulatory pension funding requirements in 2008 are less than $5 million.  We expect our cash outlay for other postretirement benefit obligations in 2008 to be between $5 million and $10 million.

7.     PRODUCT WARRANTIES

The following table provides a reconciliation of changes in the product warranty liability as of March 31, 2008 (in millions):

Beginning balance as of January 1, 2008	$6.8
Accruals	0.1
Settlements	(0.2)
Adjustment to prior period accruals	(0.3)
Ending balance as of March 31, 2008	$6.4

8.	INCOME TAXES

Income tax expense (benefit) was a benefit of $21.9 million in the first quarter of 2008 as compared to an expense of $6.8 million in the first quarter of 2007.  Our effective income tax rate was a benefit of 44.8% in the first quarter of 2008 as compared to an expense of 30.0% in the first quarter of 2007.  The change in the tax rate in the first quarter of 2008 as compared to the first quarter of 2007 is primarily the result of recognizing the deferred income tax benefit of current quarter losses in the U.S. in the first quarter of 2008.  The tax rate in the first quarter of 2008 also reflects an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income. In addition, we incurred $3.5 million of unfavorable tax adjustments in the first quarter of 2008 related to a reduction of deferred tax assets as a result of change in the Mexican tax laws and agreed upon IRS adjustments for the 2004 and 2005 tax year audits.

    In the first quarter of 2008, our liability for unrecognized tax benefits and related interest and penalties increased by $0.6 million, from $33.0 million at December 31, 2007 to $33.6 million at March 31, 2008.  This reflects an increase in unrecognized tax benefits related to current year tax positions of $0.4 million and an increase in this liability related to prior year tax positions of $1.4 million.  This increase is partially offset by a $1.2 million decrease in our liability for unrecognized tax benefits related to the reclassification from this liability to income tax payable as a result of agreed upon IRS adjustments for the 2004 and 2005 tax year audits.

9.     STOCK-BASED COMPENSATION

On March 14, 2008, we granted 0.7 million shares of restricted stock with a grant-date fair value of $21.37.  The unearned compensation related to this grant will be expensed over the vesting period of three years.

In the first quarter of 2008, we made cash payments of $2.0 million related to vested restricted stock units.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three months ended
	March 31,
	2008	2007
	(in millions)

Net income (loss)	$(27.0)	$15.7
Defined benefit plans, net of tax	7.4	0.3
Foreign currency translation adjustments, net of tax	3.5	3.7
Loss on derivatives, net of tax	(1.4)	(0.6)
Comprehensive income (loss)	$(17.5)	$19.1

11.   EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended
	March 31,
	2008	2007
	(in millions, except per share data)
Numerator
Net income (loss)	$(27.0)	$15.7

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	51.6	50.7

Effect of dilutive securities
Dilutive stock-based compensation	-	1.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	51.6	52.1
Basic EPS	$(0.52)	$0.31
Diluted EPS	$(0.52)	$0.30

Basic and diluted loss per share as of March 31, 2008 are the same because the effect of 1.5 million potentially dilutive shares would have been antidilutive.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 4.4 million at March 31, 2008 and 4.6 million at March 31, 2007.  The ranges of exercise prices related to the excluded exercisable stock options were $23.73 - $40.83 at March 31, 2008 and 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Operations
Three months ended March 31,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2008
Net sales
External	$-	$289.7	$297.9	$-	$587.6
Intercompany	-	14.0	16.0	(30.0)	-
Total net sales	-	303.7	313.9	(30.0)	587.6
Cost of goods sold	-	331.9	273.0	(30.0)	574.9
Gross profit (loss)	-	(28.2)	40.9	-	12.7
Selling, general and administrative expenses	-	49.0	0.4	-	49.4
Operating income (loss)	-	(77.2)	40.5	-	(36.7)
Net interest expense	-	(12.4)	(0.3)	-	(12.7)
Other income (expense), net	-	(0.1)	0.6	-	0.5
Income (loss) before income taxes	-	(89.7)	40.8	-	(48.9)
Income tax expense (benefit)	-	(24.5)	2.6	-	(21.9)
Earnings (loss) from equity in subsidiaries	(27.0)	25.4	-	1.6	-
Net income (loss) before royalties and dividends	(27.0)	(39.8)	38.2	1.6	(27.0)
Royalties and dividends	-	12.8	(12.8)	-	-
Net income (loss) after royalties and dividends	$(27.0)	$(27.0)	$25.4	$1.6	$(27.0)
2007
Net sales
External	$-	$565.1	$237.1	$-	$802.2
Intercompany	-	9.8	28.0	(37.8)	-
Total net sales	-	574.9	265.1	(37.8)	802.2
Cost of goods sold	-	521.1	232.0	(36.2)	716.9
Gross profit	-	53.8	33.1	(1.6)	85.3
Selling, general and administrative expenses	-	47.1	3.4	(1.6)	48.9
Operating income	-	6.7	29.7	-	36.4
Net interest expense	-	(12.3)	(1.7)	-	(14.0)
Other income, net	-	0.1	-	-	0.1
Income (loss) before income taxes	-	(5.5)	28.0	-	22.5
Income tax expense	-	5.0	1.8	-	6.8
Earnings from equity in subsidiaries	15.7	17.0	-	(32.7)	-
Net income before royalties and dividends	15.7	6.5	26.2	(32.7)	15.7
Royalties and dividends	-	9.2	(9.2)	-	-
Net income after royalties and dividends	$15.7	$15.7	$17.0	$(32.7)	$15.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated

March 31, 2008
Assets
Current assets
Cash and cash equivalents	$-	$195.5	$120.0	$-	$315.5
Accounts receivable, net	-	24.9	162.4	-	187.3
Inventories, net	-	109.0	139.3	-	248.3
Other current assets	-	38.6	53.5	-	92.1
Total current assets	-	368.0	475.2	-	843.2
Property, plant and equipment, net	-	938.4	740.4	-	1,678.8
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	145.6	14.2	-	159.8
Investment in subsidiaries	1,176.9	792.5	-	(1,969.4)	-
Total assets	$1,176.9	$2,244.5	$1,377.6	$(1,969.4)	$2,829.6
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$-	$106.4	$160.2	$-	$266.6
Other accrued expenses	-	110.4	58.2	-	168.6
Total current liabilities	-	216.8	218.4	-	435.2
Intercompany payable (receivable)	299.7	(517.8)	218.1	-	-
Long-term debt	-	802.5	61.6	-	864.1
Other long-term liabilities	-	566.1	87.0	-	653.1
Total liabilities	299.7	1,067.6	585.1	-	1,952.4
Stockholders’ equity	877.2	1,176.9	792.5	(1,969.4)	877.2
Total liabilities and stockholders’ equity	$1,176.9	$2,244.5	$1,377.6	$(1,969.4)	$2,829.6

December 31, 2007
Assets
Current assets
Cash and cash equivalents	$-	$223.5	$120.1	$-	$343.6
Accounts receivable, net	-	141.3	122.7	-	264.0
Inventories, net	-	123.4	119.4	-	242.8
Other current assets	-	23.3	69.6	-	92.9
Total current assets	-	511.5	431.8	-	943.3
Property, plant and equipment, net	-	959.8	736.4	-	1,696.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	121.8	14.3	-	136.1
Investment in subsidiaries	1,190.5	763.7	-	(1,954.2)	-
Total assets	$1,190.5	$2,356.8	$1,330.3	$(1,954.2)	$2,923.4
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$-	$174.9	$138.9	$-	$313.8
Other accrued expenses	-	144.3	53.5	-	197.8
Total current liabilities	-	319.2	192.4	-	511.6
Intercompany payable (receivable)	288.4	(516.0)	227.6	-	-
Long-term debt	2.7	799.8	55.6	-	858.1
Other long-term liabilities	-	563.3	91.0	-	654.3
Total liabilities	291.1	1,166.3	566.6	-	2,024.0
Stockholders’ equity	899.4	1,190.5	763.7	(1,954.2)	899.4
Total liabilities and stockholders’ equity	$1,190.5	$2,356.8	$1,330.3	$(1,954.2)	$2,923.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three months ended March 31,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated

2008
Operating activities
Net cash provided by (used in) operating activities	$-	$(23.0)	$31.2	$-	$8.2
Investing activities
Purchases of property, plant and equipment	-	(15.7)	(17.6)	-	(33.3)
Net cash used in investing activities	-	(15.7)	(17.6)	-	(33.3)
Financing activities
Net debt activity	-	-	4.8	-	4.8
Intercompany activity	8.1	10.4	(18.5)	-	-
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Employee stock option exercises,
including tax benefit	-	0.3	-	-	0.3
Dividends paid	(8.0)	-	-	-	(8.0)
Net cash provided by (used in) financing activities	-	10.7	(13.7)	-	(3.0)
Effect of exchange rate changes on cash	-	-	-	-	-
Net decrease in cash and cash equivalents	-	(28.0)	(0.1)	-	(28.1)
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$195.5	$120.0	$-	$315.5

2007
Operating activities
Net cash provided by (used in) operating activities	$-	$(19.6)	$29.4	$-	$9.8
Investing activities
Purchases of property, plant and equipment	-	(11.1)	(31.4)	-	(42.5)
Net cash used in investing activities	-	(11.1)	(31.4)	-	(42.5)
Financing activities
Net debt activity	-	166.5	2.9	-	169.4
Intercompany activity	7.8	0.3	(8.1)	-	-
Debt issuance costs	-	(5.2)	-	-	(5.2)
Employee stock option exercises,
including tax benefit	-	4.4	-	-	4.4
Dividends paid	(7.8)	-	-	-	(7.8)
Net cash provided by (used in) financing activities	-	166.0	(5.2)	-	160.8
Effect of exchange rate changes on cash	-	-	0.3	-	0.3
Net increase (decrease) in cash and cash equivalents	-	135.3	(6.9)	-	128.4
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$135.8	$6.1	$-	$141.9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 74% of our total net sales in the first quarter of 2008 as compared to 80% for the first quarter of 2007 and 78% for the full year 2007.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.   Sales to Chrysler LLC (Chrysler) were approximately 12% of our total net sales in the first quarter of 2008 as compared to 10% for the first quarter of 2007 and 12% for the full year 2007.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd., Koyo Machine Industries Co., Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM were $152.2 million in the first quarter of 2008 as compared to $160.0 million for the first quarter of 2007.

IMPACT OF INTERNATIONAL UAW STRIKE

On February 25, 2008, the four-year master labor agreement between AAM and the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) covering approximately 3,650 associates at five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement.  As of the date of this filing, the strike remained in effect.  The strike had a significant adverse impact on the results of operations for the three months ended March 31, 2008, as shown below (in millions):

Net sales	$132.6
Gross profit	45.8
Net loss	29.1

Although it is not possible to predict the nature and timing of a resolution to negotiations between AAM and the International UAW, it is likely that the resolution will have a significant impact on our future results of operations, financial position and liquidity.  The impact of a resolution could include payments related to the ratification of a new collective bargaining agreement, incentives to accept reductions in base wages for associates (buydowns), one-time termination benefits (buyouts and retirement incentives) and future asset redeployments.  The impact could also include non-cash charges related to changes in pension and other postretirement benefits, special termination benefits and asset impairments.  Based on the uncertainty of the nature and timing of a resolution, we are unable to estimate the potential impact at this time.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net Sales Net sales were $587.6 million in the first quarter of 2008 as compared to $802.2 million in the first quarter of 2007.  We estimate the adverse impact of the International UAW strike on net sales in the first quarter of 2008 was $132.6 million.

As compared to the first quarter of 2007, our sales in the first quarter of 2008 reflect a decrease of approximately 31% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 43% in products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the result of the strike as well as a reduction in consumer demand for these programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 5.9% to $1,326 in the first quarter of 2008 as compared to $1,252 in the first quarter of 2007.  The increase is due primarily to mix shifts favoring full-size trucks and SUV programs.  Our 4WD/AWD penetration rate was 65.9% in the first quarter of 2008 as compared to 63.9% in the first quarter of 2007.

Gross Profit  Gross profit was $12.7 million in the first quarter of 2008 as compared to $85.3 million in the first quarter of 2007.  Gross margin was 2.2% in the first quarter of 2008 as compared to 10.6% in the first quarter of 2007.  The decrease in gross profit and gross margin in the first quarter of 2008 reflects the impact of the International UAW strike, which is estimated at $45.8 million.  In addition, the decrease in gross profit and gross margin also reflects the impact of lower sales.

 In the first quarter of 2008, we expensed $3.7 million of supplemental unemployment benefits and other related benefit costs for associates on layoff as compared to $5.4 million in the first quarter of 2007.

 Gross profit in the first quarter of 2008 includes $3.5 million in special charges and other non-recurring operating costs, primarily related to the redeployment of assets to support capacity utilization initiatives.   Gross profit in the first quarter of 2007 includes $2.9 million in special charges and other non-recurring operating costs, primarily related to one-time termination benefits for attrition programs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $49.4 million or 8.5% of net sales in the first quarter of 2008 as compared to $48.9 million or 6.1% of net sales in the first quarter of 2007.   R&D was $20.2 million in the first quarter of 2008 as compared to $20.1 million in the first quarter of 2007.

Operating Income (Loss) Operating income (loss) was a loss of $36.7 million in the first quarter of 2008 as compared to income of $36.4 million in the first quarter of 2007.  Operating margin was negative 6.2% in the first quarter of 2008 as compared to 4.5% in the first quarter of 2007.  The decreases in operating income and operating margin were due to the factors discussed in Gross Profit.

Net Interest Expense Net interest expense was $12.7 million in the first quarter of 2008 as compared to $14.0 million in the first quarter of 2007.  The decrease in net interest expense reflects lower average interest rates and higher average cash balances in the first quarter of 2008 as compared to the first quarter of 2007.  Partially offsetting the impact of these items on net interest expense was higher average outstanding borrowings in the first quarter of 2008 compared to the first quarter of 2007.

Income Tax Expense (Benefit) Income tax expense (benefit) was a benefit of $21.9 million in the first quarter of 2008 as compared to an expense of $6.8 million in the first quarter of 2007.  Our effective income tax rate was a benefit of 44.8% in the first quarter of 2008 as compared to an expense of 30.0% in the first quarter of 2007.  The change in the tax rate in the first quarter of 2008 as compared to the first quarter of 2007 is primarily the result of recognizing the deferred income tax benefit of current quarter losses in the U.S. in the first quarter of 2008.  The tax rate in the first quarter of 2008 also reflects an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income.  In addition, we incurred $3.5 million of unfavorable tax adjustments in the first quarter of 2008 related to a reduction of deferred tax assets as a result of change in the Mexican tax laws and agreed upon IRS adjustments for the 2004 and 2005 tax year audits.

Net Income (Loss) and Earnings (Loss) Per Share (EPS) Net income (loss) was a loss of $27.0 million in the first quarter of 2008 as compared to income of $15.7 million in the first quarter of 2007.  Diluted earnings (loss) per share was a loss of $0.52 in the first quarter of 2008 as compared to earnings of $0.30 in the first quarter of 2007.  Net income (loss) and EPS for the first quarters of 2008 and 2007 were primarily impacted by the factors discussed in Gross Profit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, working capital investments and our quarterly cash dividend program.  We also need to fund ongoing attrition programs and may need to fund additional restructuring actions, including potential events related to a future collective bargaining agreement with the International UAW.  We believe that operating cash flow, available cash balances and borrowings under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities Net cash provided by operating activities was $8.2 million in the first quarter of 2008 as compared to $9.8 million in the first quarter of 2007.

In the first quarter of 2008, we made cash payments of $13.2 million related to restructuring actions as compared to $19.5 million in the first quarter of 2007.

Although the impact of the International UAW strike did result in the reduction of our accounts receivable and accounts payable balances, it did not have a significant impact on the cash provided from operating activities in the first quarter of 2008.  We expect the impact of the strike will adversely affect our cash flow provided by operating activities in the second quarter of 2008.

Investing Activities Capital expenditures were $33.3 million in the first quarter of 2008 as compared to $42.5 million in the first quarter of 2007.  We expect our capital spending in 2008 to be in the range of $180 million to $200 million.  These expenditures continue to support the future launch of new vehicle programs within our business backlog and the expansion of our global manufacturing footprint.

Financing Activities Net cash used in financing activities was $3.0 million in the first quarter of 2008 as compared to net cash provided by financing activities of $160.8 million in the first quarter of 2007. Total long-term debt outstanding increased $6.0 million in the first quarter of 2008 to $864.1 million as compared to $858.1 million at year-end 2007.

In the first quarter of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017.  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million related to the 7.875% Notes in 2007.

At March 31, 2008, we had $572.3 million available under the Revolving Credit Facility.  This availability reflects a reduction of $27.7 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At March 31, 2008, $52.9 million was outstanding and $161.7 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding in the first quarter of 2008 was 7.7% as compared to 8.2% for the year ended December 31, 2007.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors.  Our business is also moderately seasonal as our major OEM customers historically have a two-week shutdown of operations in July and an approximate one-week shutdown in December.  In addition, our OEM customers have historically incurred lower production rates in the third quarter as model changes enter production.  Accordingly, our quarterly results may reflect these trends.

LITIGATION AND ENVIRONMENTAL MATTERS

We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2008, and we do not expect such expenditures to be significant for the remainder of 2008.

EFFECT OF NEW ACCOUNTING STANDARDS

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48),  “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 on January 1, 2007 and the impact of adoption was not significant.

In September 2006, the FASB issued Statement No. 158 (SFAS 158), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement amended FASB Statement Nos. 87, 88, 106 and 132R.  We adopted the balance sheet recognition provisions of SFAS 158 on December 31, 2006.  The effective date for plan assets and benefit obligations to be measured as of the date of the fiscal year-end statement of financial position is January 1, 2008.  We elected to early adopt the measurement date provisions on January 1, 2007.  As a result, we recorded a transition adjustment of $12.0 million in the first quarter of 2007 to the opening retained earnings balance related to the net periodic benefit cost for the period between September 30, 2006 and January 1, 2007.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.”  This statement clarifies the definition of fair value and establishes a fair value hierarchy.  SFAS 157, as originally issued, was effective for us on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  The effective date for us under this FSP is January 1, 2009.  As allowed by FSP FAS 157-b, we partially adopted SFAS 157 on January 1, 2008 and the impact of adoption was not significant.  We do not expect the impact of applying SFAS 157 to the remaining assets and liabilities on January 1, 2009 to be material.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective for us on January 1, 2008 and we did not elect to measure any additional assets or liabilities at fair value.

In December 2007, the FASB issued Statement No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”   SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us on January 1, 2009. We are currently assessing the impact of adopting this statement.

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

Currency Exchange Risk From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  At March 31, 2008, we had currency forward contracts with a notional amount of $38.5 million outstanding.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreement as an adjustment to interest expense over the lives of the debt agreements.  We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million.  This notional amount reduces to $100.0 million in December 2008 and expires in April 2010.  The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at March 31, 2008) on our long-term debt outstanding at March 31, 2008 would be approximately $1.0 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2008, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2008, we withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock.   The following table provides information about our equity security purchases during the quarter ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2008	-	-	-	-
February 2008	314	$20.51	-	-
March 2008	2,277	20.39	-	-
Total	2,591	$20.39	-	-

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

Date: April 25, 2008

/s/ Michael K. Simonte
Michael K. Simonte
Group Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit_______________________

*18	Preferability Letter from Independent Registered Public Accounting Firm

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Group Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Group Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

*	Filed herewith