Form 10-Q
period 2008-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2008-07-25
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐     Accelerated filer   ☑      Non-accelerated filer   ☐      Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

As of July 23, 2008, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 54,373,873 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2008

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	reduced purchases of our products by General Motors Corporation (GM), Chrysler LLC (Chrysler) or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);
•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;
•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to improve our U.S. labor cost structure;
•	our ability to consummate and integrate acquisitions;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	lower-than-anticipated market acceptance of new or existing products;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•	continued or increased high prices for or reduced availability of fuel;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);
•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share data)

Net sales	$490.5	$916.5	$1,078.1	$1,718.7

Cost of goods sold	1,018.4	802.8	1,593.3	1,519.7

Gross profit (loss)	(527.9)	113.7	(515.2)	199.0

Selling, general and administrative expenses	44.9	54.2	94.3	103.1

Operating income (loss)	(572.8)	59.5	(609.5)	95.9

Net interest expense	(13.5)	(15.3)	(26.2)	(29.3)

Other income (expense), net	1.1	(4.3)	1.6	(4.2)

Income (loss) before income taxes	(585.2)	39.9	(634.1)	62.4

Income tax expense	59.1	5.3	37.2	12.1

Net income (loss)	$(644.3)	$34.6	$(671.3)	$50.3

Basic earnings (loss) per share	$(12.49)	$0.68	$(13.01)	$0.99

Diluted earnings (loss) per share	$(12.49)	$0.66	$(13.01)	$0.96

Dividends declared per share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(in millions)
Assets
Current assets
Cash and cash equivalents	$196.1	$343.6
Accounts receivable, net	271.8	264.0
AAM - GM Agreement receivable	175.0	-
Inventories, net	238.7	242.8
Prepaid expenses and other	55.5	73.4
Deferred income taxes	15.0	19.5
Total current assets	952.1	943.3

Property, plant and equipment, net	1,368.7	1,696.2
Deferred income taxes	4.4	78.7
Goodwill	147.8	147.8
Other assets and deferred charges	53.3	57.4
Total assets	$2,526.3	$2,923.4

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$299.4	$313.8
Accrued compensation and benefits	244.2	126.6
Deferred revenue	67.9	10.2
Other accrued expenses	60.4	61.0
Total current liabilities	671.9	511.6

Long-term debt	869.2	858.1
Deferred income taxes	4.0	6.6
Deferred revenue	211.8	66.0
Postretirement benefits and other long-term liabilities	454.1	581.7
Total liabilities	2,211.0	2,024.0

Stockholders' equity
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	423.7	416.3
Retained earnings (accumulated deficit)	(95.6)	591.9
Treasury stock at cost, 5.1 million shares in 2008 and 2007	(173.9)	(173.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	114.6	33.5
Foreign currency translation adjustments	47.7	34.2
Unrecognized loss on derivatives	(1.8)	(3.3)
Total stockholders' equity	315.3	899.4
Total liabilities and stockholders' equity	$2,526.3	$2,923.4

See accompanying notes to condensed consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,
	2008	2007
	(in millions)
Operating activities
Net income (loss)	$(671.3)	$50.3
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	112.6	113.4
Asset impairments	294.8	-
Deferred income taxes	29.2	4.1
Stock-based compensation	5.5	12.0
Pensions and other postretirement benefits, net of contributions	38.0	25.9
Loss (gain) on retirement of equipment	(1.5)	2.9
Debt refinancing and redemption costs	-	5.5
Changes in operating assets and liabilities
Accounts receivable	(5.7)	(70.9)
Inventories	5.6	(23.5)
Accounts payable and accrued expenses	95.1	104.1
Other assets and liabilities	21.8	10.8
Net cash provided by (used in) operating activities	(75.9)	234.6

Investing activities
Purchases of property, plant and equipment	(66.9)	(75.5)
Proceeds from sale of equipment	2.3	-
Net cash used in investing activities	(64.6)	(75.5)

Financing activities
Net borrowings (repayments) under revolving credit facilities	7.6	(127.6)
Payments of long-term debt and capital lease obligations	(6.9)	(0.5)
Proceeds from issuance of long-term debt	7.2	550.0
Debt issuance costs	-	(7.5)
Payment of Term Loan due 2010	-	(252.5)
Repurchase of treasury stock	(0.1)	-
Employee stock option exercises	0.7	9.2
Tax benefit on stock option exercises	0.2	2.1
Dividends paid	(16.2)	(15.8)
Net cash provided by (used in) financing activities	(7.5)	157.4

Effect of exchange rate changes on cash	0.5	1.3

Net increase (decrease) in cash and cash equivalents	(147.5)	317.8

Cash and cash equivalents at beginning of period	343.6	13.5

Cash and cash equivalents at end of period	$196.1	$331.3

Supplemental cash flow information
Interest paid	$31.8	$26.0
Income taxes paid, net of refunds	$2.1	$14.7
See
See accompanying notes to condensed consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Change in Accounting Principle  On January 1, 2008, we changed the method for costing our U.S. inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.  As of December 31, 2007, the U.S. inventories for which the LIFO method of costing inventory was applied represented approximately 25% of total gross inventories.  This change enhances the matching of inventory costs with revenues and better reflects the current cost of inventory on our consolidated balance sheet.  Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our industry peers, most of which use the FIFO method of costing for inventory.  In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle has been retrospectively applied to all prior periods presented herein.

We have presented the effects of the change in accounting for inventory costing to the Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and June 30, 2007, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007.  We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations Three months ended June 30, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Net sales	$916.5	$-	$916.5
Cost of goods sold	803.4	(0.6)	802.8
Gross profit	113.1	0.6	113.7
Selling general and administrative expenses	54.2	-	54.2
Operating income	58.9	0.6	59.5
Other expense, net	(19.6)	-	(19.6)
Income before income taxes	39.3	0.6	39.9
Income tax expense	5.3	-	5.3
Net income	$34.0	$0.6	$34.6
Basic earnings per share	$0.67	$0.01	$0.68
Diluted earnings per share	$0.64	$0.02	$0.66

Condensed Consolidated Statement of Operations Six months ended June 30, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Net sales	$1,718.7	$-	$1,718.7
Cost of goods sold	1,520.8	(1.1)	1,519.7
Gross profit	197.9	1.1	199.0
Selling general and administrative expenses	103.1	-	103.1
Operating income	94.8	1.1	95.9
Other expense, net	(33.5)	-	(33.5)
Income before income taxes	61.3	1.1	62.4
Income tax expense	11.9	0.2	12.1
Net income	$49.4	$0.9	$50.3
Basic earnings per share	$0.97	$0.02	$0.99
Diluted earnings per share	$0.94	$0.02	$0.96

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet December 31, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO
Assets
Current assets
Inventories	$229.0	$13.8	$242.8
Deferred income taxes	24.6	(5.1)	19.5
Other current assets	681.0	-	681.0
Total current assets	934.6	8.7	943.3
Other assets	1,980.1	-	1,980.1
Total assets	$2,914.7	$8.7	$2,923.4

Liabilities and Stockholders’ Equity
Total liabilities	$2,024.0	$-	$2,024.0
Stockholders’ equity
Retained earnings	583.2	8.7	591.9
Other stockholders’ equity	307.5	-	307.5
Total stockholders’ equity	890.7	8.7	899.4
Total liabilities and stockholders’ equity	$2,914.7	$8.7	$2,923.4

Condensed Consolidated Statement of Cash Flows Six months ended June 30, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO
Operating Activities
Net income	$49.4	$0.9	$50.3
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	3.9	0.2	4.1
Changes in operating assets and liabilities
Inventories	(22.4)	(1.1)	(23.5)
Other changes in operating assets and liabilities	44.0	-	44.0
Other adjustments	159.7	-	159.7
Net cash provided by operating activities	234.6	-	234.6

Investing Activities
Net cash used in investing activities	(75.5)	-	(75.5)

Financing Activities
Net cash provided by financing activities	157.4	-	157.4

Effect of exchange rate changes on cash	1.3	-	1.3

Net increase in cash and cash equivalents	$317.8	$-	$317.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations Three months ended June 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO

Net sales	$490.5	$-	$490.5
Cost of goods sold	1,018.9	(0.5)	1,018.4
Gross loss	(528.4)	0.5	(527.9)
Selling general and administrative expenses	44.9	-	44.9
Operating loss	(573.3)	0.5	(572.8)
Other expense, net	(12.4)	-	(12.4)
Loss before income taxes	(585.7)	0.5	(585.2)
Income tax expense	64.2	5.1	59.1
Net loss	$(649.9)	$5.6	$(644.3)
Basic loss per share	$(12.60)	$0.11	$(12.49)
Diluted loss per share	$(12.60)	$0.11	$(12.49)

Condensed Consolidated Statement of Operations Six months ended June 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO

Net sales	$1,078.1	$-	$1,078.1
Cost of goods sold	1,593.8	(0.5)	1,593.3
Gross loss	(515.7)	0.5	(515.2)
Selling general and administrative expenses	94.3	-	94.3
Operating loss	(610.0)	0.5	(609.5)
Other expense, net	(24.6)	-	(24.6)
Loss before income taxes	(634.6)	0.5	(634.1)
Income tax expense	42.3	5.1	37.2
Net loss	$(676.9)	$5.6	$(671.3)
Basic loss per share	$(13.11)	$0.10	$(13.01)
Diluted loss per share	$(13.11)	$0.10	$(13.01)

          The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 as calculated using LIFO for U.S. inventories include an adjustment to income tax expense of $5.1 million for additional valuation allowances that would have been recorded against our U.S. deferred tax assets.  See Note 9 – Income Taxes for more detail on our valuation allowance.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet June 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO
Assets
Current Assets
Inventories	$224.4	$14.3	$238.7
Other current assets	713.4	-	713.4
Total current assets	937.8	14.3	952.1
Other assets	1,574.2	-	1,574.2
Total assets	$2,512.0	$14.3	$2,526.3

Liabilities and Stockholders’ Equity
Total liabilities	$2,211.0	$-	$2,211.0
Stockholders’ equity
Accumulated deficit	(109.9)	14.3	(95.6)
Other stockholders’ equity	410.9	-	410.9
Total stockholders’ equity	301.0	14.3	315.3
Total liabilities and stockholders’ equity	$2,512.0	$14.3	$2,526.3

Condensed Consolidated Statement of Cash Flows Six months ended June 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO
Operating Activities
Net loss	$(676.9)	$5.6	$(671.3)
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	34.3	(5.1)	29.2
Changes in operating assets and liabilities
Inventories	6.1	(0.5)	5.6
Other changes in operating assets and liabilities	111.2	-	111.2
Other adjustments	449.4	-	449.4
Net cash used in operating activities	(75.9)	-	(75.9)

Investing Activities
Net cash used in investing activities	(64.6)	-	(64.6)

Financing Activities
Net cash used in financing activities	(7.5)	-	(7.5)

Effect of exchange rate changes on cash	0.5	-	0.5

Net decrease in cash and cash equivalents	$(147.5)	$-	$(147.5)

The application of this change in accounting increased retained earnings by $8.7 million as of January 1, 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Effect of New Accounting Standards In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.”  This statement clarifies the definition of fair value and establishes a fair value hierarchy.  SFAS 157, as originally issued, was effective for us on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  The effective date for us under this FSP is January 1, 2009.  As allowed by FSP FAS 157-2, we partially adopted SFAS 157 on January 1, 2008 and the impact of adoption was not significant.  We do not expect the impact of applying SFAS 157 to the remaining assets and liabilities on January 1, 2009 to be material.

SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  SFAS 157 also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $3.4 million as of June 30, 2008.  The fair value of these derivatives was determined using Level 2 inputs, as described above.

        As allowed by FSP FAS 157-2, we did not apply SFAS 157 to fair value measurements of certain assets and liabilities included in property, plant and equipment, net, accrued compensation and benefits, other accrued expenses, and postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets.

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

In December 2007, the FASB issued Statement No. 141 (Revised) (SFAS 141R),  “Business Combinations.” This statement replaces FASB Statement No. 141 and establishes principles and requirements for how the acquirer:

a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree
b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase
c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

 SFAS 141R is effective for us prospectively for any acquisitions made on or after January 1, 2009.

         In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us prospectively on January 1, 2009.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	LABOR RELATIONS

On February 25, 2008, the four-year master labor agreement between AAM and the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) covering approximately 3,650 associates at our original five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement.  On May 23, 2008, UAW represented associates at these locations ratified new labor agreements with AAM.  The new labor agreements establish a new wage and benefit package for eligible current and newly hired UAW represented associates at these locations.

As part of these new agreements, we paid a lump-sum ratification bonus to each eligible associate at these locations in the second quarter of 2008.  We expensed and paid $19.1 million for these signing bonuses.

In addition, as part of the new labor agreements, we offered the Special Separation Program (SSP) to all UAW represented associates at our original U.S. locations.  This voluntary separation program offered a range of retirement or buyout incentives to eligible associates.   We also announced the closing of our Buffalo Gear, Axle & Linkage facility (Buffalo) and Tonawanda and Detroit forging facilities within the next six to twelve months.   The costs recorded in the second quarter of 2008 for the SSP and related plant closures are discussed in more detail in Note 3 – Restructuring Actions.

        The new labor agreements also have a significant impact on our pension and other postretirement employee benefit (OPEB) obligations, including the freezing, reducing or eliminating of current and future benefits for certain associates.  See Note 7 – Employee Benefit Plans for more detail on the impact of the new agreements on our pension and OPEB liabilities and expense.

An involuntary Buydown Program (BDP) will be applicable for associates that do not elect to participate in the SSP.  Under the BDP, we will make three annual lump-sum payments to associates in exchange for, among other things, a base wage decrease.  The total buydown payments are expected to average between $90,000 and $95,000 per associate and will not exceed $105,000 per associate.  The transition to a lower base wage and the first payment under the BDP will occur in the third quarter of 2008.

In the second quarter of 2008, we expensed $18.0 million relating to supplemental unemployment benefits (SUB) to be payable to current UAW represented associates during the new labor agreements that expire in February 2012.  The new labor agreements between AAM and the International UAW contain a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  Under the new agreement, our obligation for SUB payments is limited to $18.0 million.   Once this limit is reached, the SUB program will be terminated.  As of June 30, 2008, it was probable and estimable that we will pay the full amount during the contract period.  In the second quarter of 2008, we paid $2.1 million of this amount and our remaining liability was $15.9 million as of June 30, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RESTRUCTURING ACTIONS

In 2008, we incurred restructuring charges related to the SSP, asset impairments, plant closure agreements and other ongoing restructuring actions.  In addition, we continue to make payments related to charges incurred in 2007 and 2006.

A summary of the restructuring related activity for the six months ended June 30, 2008 is shown below (in millions):

	One-time		Indirect		Contract	Redeployment
	Termination	Asset	Inventory	Environmental	Related	of
	Benefits	Impairments	Obsolescence	Obligations	Costs	Assets	Total
Accrual as of December 31, 2007	$20.3	$-	$-	$2.2	$-	$-	$22.5
Charges	129.4	294.8	30.4	0.8	9.7	5.3	470.4
Cash utilization	(12.2)	-	-	(0.1)	-	(5.3)	(17.6)
Non-cash utilization and accrual adjustments	(0.2)	(294.8)	(30.4)	-	(0.8)	-	(326.2)
Accrual as of June 30, 2008	$137.3	$-	$-	$2.9	$8.9	$-	$149.1

 One-time Termination Benefits We offered the SSP to all UAW represented associates at the original U.S. locations in the second quarter of 2008.  Under this voluntary separation program, we offered retirement and buyout incentives to approximately 3,650 eligible hourly associates.  These associates have until July 25, 2008 to decide whether to participate in the SSP.   We recorded expense of $76.5 million for the estimated postemployment costs of those associates at the facilities operating under our plant closure agreements.  In addition, as of June 30, 2008, approximately 400 associates voluntarily elected early participation in this program.  We recorded expense of $39.6 million for the estimated postemployment costs of these associates.

We will record the remaining liability for the SSP when the final acceptances are known in the third quarter of 2008.  We estimate the remaining liability to be between $115 million and $135 million, which includes special termination benefits that will be classified and disclosed as postretirement benefit obligations.

In addition, we recorded expense of $4.2 million for the estimated postemployment costs for associates represented by the International Association of Machinists (IAM) at our Tonawanda forging facility.

        In the second quarter of 2008, we approved a plan to reduce our salaried workforce by approximately 350 associates in the U.S.  As part of this plan, we offered a voluntary salaried retirement incentive program (SRIP) to eligible salaried associates in the U.S. Based on the approval of a salaried workforce reduction, the terms of our Layoff Severance Program (LSP), which provide postemployment benefits based on current salary and prior service level, and the preliminary acceptances of the SRIP, a liability for our salaried workforce reduction is probable and estimable as of June 30, 2008.  We recorded expense of $8.7 million for the acceptances of the SRIP and the estimated postemployment benefits related to the LSP for the three and six months ended June 30, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the second quarter of 2008, we approved and communicated a plan to provide future transition payments to certain associates who will remain active through December 31, 2008.  We recorded expense of $0.4 million for the proportional amount of expense for service related to these future payments for the three and six months ended June 30, 2008.

Asset Impairments In the second quarter of 2008, we identified the following impairment indicators:

•	a significant decline in current and projected market demand and future customer production schedules for the major North American light truck programs we currently support and
•
changes in the extent to which assets at our original U.S. locations will be used as a result of management’s long-term plant loading decisions made subsequent to the new labor agreements with the International UAW.

We recorded asset impairment charges of $294.8 million in the second quarter of 2008 associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use” as of June 30, 2008.  Recoverability of each “held for use” asset group affected by these impairment indicators was determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  When the carrying amount of an asset group exceeded the undiscounted cash flows and was therefore nonrecoverable, the assets in this group were  written down to their estimated fair value.  We estimated fair value based on a discounted cash flow analysis.  We also reduced the remaining useful lives of certain “held for use” assets as part of this analysis.

        Based on the impairment indicators described above, we also performed an impairment analysis on our goodwill as of June 30, 2008.  This analysis did not result in an impairment of goodwill.

Indirect Inventory Obsolescence  As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts classified as indirect inventory were determined to be in excess. We recorded a charge of $30.4 million related to the write down of the net book value of these assets to their estimated net realizable value at June 30, 2008.

Environmental Obligations  In the second quarter of 2008, as a result of the announced closure of our Tonawanda forging facility, the methods and timing of environmental liabilities related to this facility became reasonably estimable.  Based on management’s best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.8 million.

        Contract Related Costs  Contract related costs recorded in the second quarter of 2008 of $9.7 million primarily include the fair value of obligations related to assets under operating leases that were idled in the second quarter of 2008 and long-term purchase commitments at certain facilities operating under our plant closure agreements.

Redeployment of Assets In the first six months of 2008, we incurred $5.3 million of charges related to the redeployment of assets to support capacity utilization initiatives.

We expect a majority of the remaining restructuring accrual to be paid in 2008 and the remainder to be paid through 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	INVENTORIES

We state our inventories at the lower of cost or market.  In the first quarter of 2008, we changed the method of accounting for our U.S. inventories from the LIFO method to the FIFO method as discussed in Note 1 – Organization and Basis of Presentation.  The cost of worldwide inventories is determined using the FIFO method.  We classify indirect inventories, which include perishable tooling, machine repair parts and other materials consumed in the manufacturing process but not incorporated into our finished products, as raw materials.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(in millions)

Raw materials and work-in-progress	$248.5	$230.5
Finished goods	62.6	52.6
Gross inventories	311.1	283.1
Other inventory valuation reserves	(72.4)	(40.3)
Inventories, net	$238.7	$242.8

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(in millions)

Revolving Credit Facility	$-	$-
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	2.7	2.7
Term Loan due 2012	250.0	250.0
Foreign credit facilities	58.2	46.7
Capital lease obligations	8.5	8.9
Long-term debt	$869.2	$858.1

The Revolving Credit Facility provides up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At June 30, 2008, we had $572.3 million available under the Revolving Credit Facility.  This availability reflects a reduction of $27.7 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets.  Accordingly, we have classified $46.9 million of such amounts as long-term debt.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2008, $58.2 million was outstanding under these facilities and an additional $105.4 million was available.

The weighted-average interest rate of our long-term debt outstanding at June 30, 2008 was 7.6% and 7.8% as of December 31, 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	DEFERRED REVENUE

In the second quarter of 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (AAM – GM Agreement).  Pursuant to this agreement, GM will provide us with $175.0 million of cash payments through April 2009.  As of June 30, 2008, we have recorded a receivable for $175.0 million, which is disclosed as AAM – GM Agreement receivable on our Condensed Consolidated Balance Sheet.

The AAM – GM agreement also amended the Asset Purchase Agreement, dated February 18, 1994, between GM and AAM.  The amendment provides that we shall have no liability to GM for postretirement healthcare and life insurance coverage provided to UAW represented transition associates with earned credited service from AAM who retire under plans administered by GM.  As of June 30, 2008, the value of this liability was estimated at $38.7 million.  See Footnote 7 – Employee Benefits Plans for more detail on the settlement of this liability.

As of June 30, 2008, we recorded deferred revenue of $209.0 million related to the AAM – GM Agreement, $57.7 million of which is classified as current and $151.3 million of which is recorded as noncurrent on our Condensed Consolidated Balance Sheet.  We will amortize this deferred revenue into income over future periods.   We recorded revenue of $4.7 million for the three month and six months ended June 30, 2008 related to this agreement.

7.	EMPLOYEE BENEFIT PLANS

        The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$3.9	$4.6	$8.1	$10.7
Interest cost	9.5	8.7	18.9	17.3
Expected asset return	(10.2)	(9.5)	(20.4)	(19.0)
Amortized loss	0.3	0.3	0.5	0.7
Amortized prior service cost	0.3	0.6	0.8	1.2
Curtailment	6.0	-	6.0	-
Special and contractual termination benefits	27.1	0.2	27.1	0.4
Net periodic benefit cost	$36.9	$4.9	$41.0	$11.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Other Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$3.5	$6.5	$8.0	$12.9
Interest cost	6.4	7.2	13.8	14.0
Amortized loss	-	-	-	-
Amortized prior service credit	(1.6)	(0.7)	(2.4)	(1.5)
Settlement	(9.4)	-	(9.4)	-
Curtailment	(16.1)	-	(16.1)	-
Special and contractual termination benefits	9.8	-	9.8	-
Net periodic benefit cost (credit)	$(7.4)	$13.0	$3.7	$25.4

In the second quarter of 2008, we completed multiple valuations of the assets and liabilities of our U.S. hourly pension and other postretirement benefit (OPEB) plans.  This was required due to plan amendments, attrition programs and plant closure agreements which resulted from the new labor agreements ratified with UAW represented associates at our original U.S. locations on May 23, 2008.  We recorded an adjustment associated with the completion of these valuations in the second quarter of 2008.  The components of this adjustment are discussed below.

Certain changes in the new labor agreements reduced the postretirement benefit obligation attributed to employee services already rendered.  These changes are classified as negative plan amendments and reduced postretirement and other long-term liabilities by approximately $93.2 million.  In addition, we reduced postretirement and other long-term liabilities by $8.0 million for changes in actuarial assumptions since the U.S. hourly pension and OPEB plan valuation on January 1, 2008.  These adjustments were recorded to accumulated other comprehensive income (AOCI) and will be amortized over future periods.

We also reduced postretirement and other long-term liabilities and recorded a net gain to cost of sales of $10.1 million for the curtailment of certain pension and OPEB.  This resulted primarily from the reduction in the expected future OPEB related to early acceptances of the SSP as well as the estimated pension curtailment losses related to those associates who will terminate employment at the facilities operating under our plant closure agreements.  In addition, we reduced postretirement and other long-term liabilities and recorded an estimated curtailment gain to AOCI of $23.4 million related to the expected curtailment of OPEB for those associates at the facilities operating under our plant closure agreements who have not yet terminated employment.  This gain will be recognized in cost of sales as these associates terminate employment throughout the remaining operation of these facilities.

In addition, we increased postretirement and other long-term liabilities and recorded expense of $36.9 million for special and contractual termination benefits. This charge includes $34.6 million related to the SSP, which is made up of benefits to be paid under our pension plans, contractual pension and OPEB to be provided to certain eligible associates at the facilities operating under our plant closure agreements and future postretirement benefits to be provided to certain eligible associates who have accepted the SSP as of June 30, 2008.  This charge also includes $1.9 million of contractual pension and OPEB benefits related to certain eligible IAM associates at our Detroit forging facilities and $0.4 million of SRIP benefits to be paid under our pension plans.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        As part of the AAM – GM agreement, we will no longer have a liability to GM for postretirement healthcare and life insurance coverage provided to UAW represented transition associates with earned credited service from AAM who retire under the plans administered by GM.  We recorded a reduction of our OPEB liability of $38.7 million to reflect the settlement of this portion of the liability.  We will record this transaction as deferred revenue and amortize it over future periods.  See Note 6 – Deferred Revenue for more detail on this agreement with GM.  The forgiveness of this obligation has been accounted for as a settlement.  Accordingly, the related amount of unamortized gain previously recorded to AOCI has been recorded as a credit of $9.4 million to cost of sales.

        In the first quarter of 2008, we recorded an adjustment related to the completion of our valuation for pension and OPEB assets and obligations as of January 1, 2008.  This adjustment resulted in a decrease in postretirement benefits and other long-term liabilities of $11.8 million, an increase in AOCI of $7.4 million and a decrease in deferred income taxes of $4.4 million.

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

Our regulatory pension funding requirements in 2008 are less than $5 million.  We expect our cash outlay for OPEB obligations in 2008 to be between $5 million and $10 million.

8.    PRODUCT WARRANTIES

The following table provides a reconciliation of changes in product warranty liabilities as of June 30, 2008 (in millions):

Beginning balance as of January 1, 2008	$6.8
Accruals	0.3
Settlements	(0.3)
Adjustment to prior period accruals	(0.4)
Ending balance as of June 30, 2008	$6.4

9.	INCOME TAXES

 We estimate whether recoverability of our deferred tax assets is “more likely than not” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, we use historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  We review the likelihood that we will be able to realize the benefit of our deferred tax assets on a quarterly basis or whenever events indicate that a review is required.

In the second quarter of 2008, several events occurred that led us to significantly revise the near-term projected future operating results of our U.S. operations.  These events include:

•	a significant decline in current and projected market demand and future customer production schedules for the major North American light truck programs we currently support;
•	management’s long-term plant loading decisions made subsequent to the new labor agreements with the International UAW; and
•	the impact of significant charges resulting from our restructuring actions in the second quarter of 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets as of June 30, 2008, based on the revised near-term projected future operating results of our U.S. operations.  We concluded that it is no longer “more likely than not” that we will realize our net deferred assets in the U.S. and recorded a charge to income tax expense in the second quarter of 2008 of $54.4 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance in the second quarter of 2008 of $213.5 million by not recognizing a tax benefit on losses incurred in the three months ended June 30, 2008.

        If, in the future, we generate taxable income in the U.S. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.

Income tax expense was $59.1 million in the second quarter of 2008 as compared to $5.3 million in the second quarter of 2007.  Our effective income tax rate was negative 10.1% in the second quarter of 2008 as compared to 13.3% in the second quarter of 2007.  Income tax expense was $37.2 million in the first six months of 2008 as compared to $12.1 million in the first six months of 2007.  Our effective income tax rate was negative 5.9% in the first six months of 2008 as compared to 19.4% in the first six months of 2007.  The effective tax rate in the second quarter and first six months of 2008 include the unfavorable tax adjustment related to the establishment of the full valuation allowance against the net U.S. deferred tax assets and reflects the impact of not recording an income tax benefit for current tax losses in the U.S.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2008	$33.0
Increase in prior year tax positions	7.1
Decrease in prior year tax positions	(6.2)
Increase in current year tax positions	1.7
Settlement	(1.2)
Balance at June 30, 2008	$34.4

10.   STOCK-BASED COMPENSATION

On June 25, 2008, we granted approximately 0.3 million stock options under our 1999 Stock Incentive Plan.  These options will be expensed over the vesting period, which is approximately three years.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Expected volatility	46.10%	44.26%
Risk-free interest rate	3.78%	4.46%
Dividend yield	6.20%	2.30%
Expected life of options	8 years	8 years
Weighted-average grant-date fair value	$2.67	$11.13

  On June 25, 2008, we granted 0.2 million shares of restricted stock with a grant-date fair value of $10.08.  The unearned compensation related to this grant will be expensed over the vesting period of approximately three years.

On March 14, 2008, we granted 0.7 million shares of restricted stock with a grant-date fair value of $21.37.  The unearned compensation related to this grant will be expensed over the vesting period of three years.

In the first quarter of 2008, we made cash payments of $2.0 million related to vested restricted stock units.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Net income (loss)	$(644.3)	$34.6	$(671.3)	$50.3
Defined benefit plans, net of tax	73.7	(10.1)	81.1	(9.8)
Foreign currency translation adjustments, net of tax	9.9	6.7	13.4	10.4
Gain on derivatives, net of tax	2.9	1.4	1.5	0.8
Comprehensive income (loss)	$(557.8)	$32.6	$(575.3)	$51.7

12.   EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Numerator
Net income(loss)	$(644.3)	$34.6	$(671.3)	$50.3

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	51.6	50.9	51.6	50.8

Effect of dilutive securities
Dilutive stock-based compensation	-	1.9	-	1.7

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	51.6	52.8	51.6	52.5

Basic EPS	$(12.49)	$0.68	$(13.01)	$0.99

Diluted EPS	$(12.49)	$0.66	$(13.01)	$0.96

Basic and diluted loss per share for the three and six months ended June 30, 2008 are the same because the effect of 1.6 million potentially dilutive shares would have been antidilutive.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 4.4 million at June 30, 2008 and 1.4 million at June 30, 2007.  The ranges of exercise prices related to the excluded exercisable stock options were $19.54 - $40.83 at June 30, 2008 and $32.13 - $40.83 at June 30, 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Operations
Three months ended, June 30,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2008
Net sales
External	$-	$133.7	$356.8	$-	$490.5
Intercompany	-	10.0	15.3	(25.3)	-
Total net sales	-	143.7	372.1	(25.3)	490.5
Cost of goods sold	-	708.1	335.6	(25.3)	1,018.4
Gross profit (loss)	-	(564.4)	36.5	-	(527.9)
Selling, general and administrative expenses	-	44.2	0.7	-	44.9
Operating income (loss)	-	(608.6)	35.8	-	(572.8)
Net interest expense	-	(12.8)	(0.7)	-	(13.5)
Other income, net	-	-	1.1	-	1.1
Income (loss) before income taxes	-	(621.4)	36.2	-	(585.2)
Income tax expense	-	57.2	1.9	-	59.1
Earnings (loss) from equity in subsidiaries	(644.3)	17.8	-	626.5	-
Net income (loss) before royalties and dividends	(644.3)	(660.8)	34.3	626.5	(644.3)
Royalties and dividends	-	16.5	(16.5)	-	-
Net income (loss) after royalties and dividends	$(644.3)	$(644.3)	$17.8	$626.5	$(644.3)
2007
Net sales
External	$-	$609.5	$307.0	$-	$916.5
Intercompany	-	15.5	32.4	(47.9)	-
Total net sales	-	625.0	339.4	(47.9)	916.5
Cost of goods sold	-	556.5	292.5	(46.2)	802.8
Gross profit	-	68.5	46.9	(1.7)	113.7
Selling, general and administrative expenses	-	52.0	3.9	(1.7)	54.2
Operating income	-	16.5	43.0	-	59.5
Net interest expense	-	(14.2)	(1.1)	-	(15.3)
Other income (expense), net	-	(5.5)	1.2	-	(4.3)
Income (loss) before income taxes	-	(3.2)	43.1	-	39.9
Income tax expense	-	3.1	2.2	-	5.3
Earnings from equity in subsidiaries	34.6	27.8	-	(62.4)	-
Net income before royalties and dividends	34.6	21.5	40.9	(62.4)	34.6
Royalties and dividends	-	13.1	(13.1)	-	-
Net income after royalties and dividends	$34.6	$34.6	$27.8	$(62.4)	$34.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Six months ended, June 30,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2008
Net sales
External	$-	$423.3	$654.8	$-	$1,078.1
Intercompany	-	24.0	31.3	(55.3)	-
Total net sales	-	447.3	686.1	(55.3)	1,078.1
Cost of goods sold	-	1,040.0	608.6	(55.3)	1,593.3
Gross profit (loss)	-	(592.7)	77.5	-	(515.2)
Selling, general and administrative expenses	-	93.2	1.1	-	94.3
Operating income (loss)	-	(685.9)	76.4	-	(609.5)
Net interest expense	-	(25.2)	(1.0)	-	(26.2)
Other income (expense), net	-	(0.1)	1.7	-	1.6
Income (loss) before income taxes	-	(711.2)	77.1	-	(634.1)
Income tax expense	-	32.7	4.5	-	37.2
Earnings (loss) from equity in subsidiaries	(671.3)	43.3	-	628.0	-
Net income (loss) before royalties and dividends	(671.3)	(700.6)	72.6	628.0	(671.3)
Royalties and dividends	-	29.3	(29.3)	-	-
Net income (loss) after royalties and dividends	$(671.3)	$(671.3)	$43.3	$628.0	$(671.3)
2007
Net sales
External	$-	$1,174.6	$544.1	$-	$1,718.7
Intercompany	-	25.3	60.4	(85.7)	-
Total net sales	-	1,199.9	604.5	(85.7)	1,718.7
Cost of goods sold	-	1,077.7	524.5	(82.5)	1,519.7
Gross profit	-	122.2	80.0	(3.2)	199.0
Selling, general and administrative expenses	-	99.0	7.3	(3.2)	103.1
Operating income	-	23.2	72.7	-	95.9
Net interest expense	-	(26.6)	(2.7)	-	(29.3)
Other income (loss), net	-	(5.4)	1.2	-	(4.2)
Income (loss) before income taxes	-	(8.8)	71.2	-	62.4
Income tax expense	-	8.1	4.0	-	12.1
Earnings from equity in subsidiaries	50.3	44.8	-	(95.1)	-
Net income before royalties and dividends	50.3	27.9	67.2	(95.1)	50.3
Royalties and dividends	-	22.4	(22.4)	-	-
Net income after royalties and dividends	$50.3	$50.3	$44.8	$(95.1)	$50.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
June 30, 2008
Assets
Current assets
Cash and cash equivalents	$-	$15.7	$180.4	$-	$196.1
Accounts receivable, net	-	128.1	143.7	-	271.8
AAM – GM agreement receivable	-	175.0	-	-	175.0
Inventories, net	-	97.5	141.2	-	238.7
Other current assets	-	25.3	45.2	-	70.5
Total current assets	-	441.6	510.5	-	952.1
Property, plant and equipment, net	-	620.2	748.5	-	1,368.7
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	31.9	25.8	-	57.7
Investment in subsidiaries	621.7	832.2	-	(1,453.9)	-
Total assets	$621.7	$1,925.9	$1,432.6	$(1,453.9)	$2,526.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$-	$128.6	$170.8	$-	$299.4
Other accrued expenses	-	320.5	52.0	-	372.5
Total current liabilities	-	449.1	222.8	-	671.9
Intercompany payable (receivable)	303.7	(541.3)	237.6	-	-
Long-term debt	2.7	799.8	66.7	-	869.2
Other long-term liabilities	-	596.6	73.3	-	669.9
Total liabilities	306.4	1,304.2	600.4	-	2,211.0
Stockholders’ equity	315.3	621.7	832.2	(1,453.9)	315.3
Total liabilities and stockholders’ equity	$621.7	$1,925.9	$1,432.6	$(1,453.9)	$2,526.3

December 31, 2007
Assets
Current assets
Cash and cash equivalents	$-	$223.5	$120.1	$-	$343.6
Accounts receivable, net	-	141.3	122.7	-	264.0
Inventories, net	-	123.4	119.4	-	242.8
Other current assets	-	23.3	69.6	-	92.9
Total current assets	-	511.5	431.8	-	943.3
Property, plant and equipment, net	-	959.8	736.4	-	1,696.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	121.8	14.3	-	136.1
Investment in subsidiaries	1,190.5	763.7	-	(1,954.2)	-
Total assets	$1,190.5	$2,356.8	$1,330.3	$(1,954.2)	$2,923.4
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$-	$174.9	$138.9	$-	$313.8
Other accrued expenses	-	144.3	53.5	-	197.8
Total current liabilities	-	319.2	192.4	-	511.6
Intercompany payable (receivable)	288.4	(516.0)	227.6	-	-
Long-term debt	2.7	799.8	55.6	-	858.1
Other long-term liabilities	-	563.3	91.0	-	654.3
Total liabilities	291.1	1,166.3	566.6	-	2,024.0
Stockholders’ equity	899.4	1,190.5	763.7	(1,954.2)	899.4
Total liabilities and stockholders’ equity	$1,190.5	$2,356.8	$1,330.3	$(1,954.2)	$2,923.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six months ended June 30,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2008
Operating activities
Net cash provided by (used in) operating activities	$-	$(185.8)	$109.9	$-	$(75.9)
Investing activities
Purchases of property, plant and equipment	-	(24.7)	(42.2)	-	(66.9)
Proceeds from sale of equipment	-	1.0	1.3	-	2.3
Net cash used in investing activities	-	(23.7)	(40.9)	-	(64.6)
Financing activities
Net debt activity	-	-	7.9	-	7.9
Intercompany activity	16.3	0.8	(17.1)	-	-
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Employee stock option exercises,
including tax benefit	-	0.9	-	-	0.9
Dividends paid	(16.2)	-	-	-	(16.2)
Net cash provided by (used in) financing activities	-	1.7	(9.2)	-	(7.5)
Effect of exchange rate changes on cash	-	-	0.5	-	0.5
Net increase (decrease) in cash and cash equivalents	-	(207.8)	60.3	-	(147.5)
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$15.7	$180.4	$-	$196.1

2007
Operating activities
Net cash provided by operating activities	$-	$141.0	$93.6	$-	$234.6
Investing activities
Purchases of property, plant and equipment	-	(17.5)	(58.0)	-	(75.5)
Net cash used in investing activities	-	(17.5)	(58.0)	-	(75.5)
Financing activities
Net debt activity	-	164.0	5.4	-	169.4
Intercompany activity	15.8	32.7	(48.5)	-	-
Debt issuance costs	-	(7.5)	-	-	(7.5)
Employee stock option exercises,
including tax benefit	-	11.3	-	-	11.3
Dividends paid	(15.8)	-	-	-	(15.8)
Net cash provided by (used in) financing activities	-	200.5	(43.1)	-	157.4
Effect of exchange rate changes on cash	-	-	1.3	-	1.3
Net increase (decrease) in cash and cash equivalents	-	324.0	(6.2)	-	317.8
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$324.5	$6.8	$-	$331.3

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 73% of our total net sales in the first six months of 2008 as compared to 78% for the first six months and full-year 2007.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler LLC (Chrysler) were approximately 12% of our total net sales in the first six months of 2008, the first six months of 2007 and the full-year 2007.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd., Koyo Machine Industries Co., Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM were $295.4 million in the first six months of 2008 as compared to $375.9 million for the first six months of 2007.

        In the second quarter of 2008, we resolved an 87 day strike called by the International UAW at our original U.S. locations in Michigan and New York. The new labor agreements negotiated for these locations substantially improved our operating flexibility and U.S. labor cost structure from the previous agreements. The details of these new agreements are further described in the section entitled “Company Overview – Impact and Resolution of International UAW Strike.”

        In addition, we continued our ongoing restructuring efforts to realign and resize our production capacity and cost structure to meet current and projected operational and market demands. As a result of these restructuring actions, we incurred significant special charges and non-recurring operating costs in the second quarter of 2008. The impact of these charges is explained in the section entitled “Results of Operations.”

        Our largest customers continue to react to current market conditions such as lower projected U.S. industry volumes and rapid shifts in consumer preferences away from products that we support. GM recently announced plans to significantly reduce production capacity for several of AAM’s major light truck product programs in response to the market changes described above. AAM will continue to evaluate market conditions and our underutilized U.S. capacity and may take further restructuring actions. These actions could result in future special charges, including additional asset impairments.

IMPACT AND RESOLUTION OF INTERNATIONAL UAW STRIKE

On February 25, 2008, the four-year master labor agreement between AAM and the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) covering approximately 3,650 associates at our original five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement. On May 23, 2008, UAW represented associates at these locations ratified the master and local labor agreements. The strike had a significant adverse impact on the results of operations for the six months ended June 30, 2008, as shown below (in millions):

Loss of net sales	$414.0
Increase in gross loss	129.4
Increase in net loss	132.5

  The new labor agreements:

•	established a new wage and benefit package for eligible current and newly hired UAW represented associates;
•
included a Special Separation Program (SSP) to all UAW represented associates at our original U.S. locations.  This voluntary separation program offered a range of retirement or buyout incentives to eligible associates;

•
created an involuntary Buydown Program (BDP), which will be applicable for associates that do not elect to participate in the SSP.  Under the BDP, we will make three annual lump-sum payments to associates in exchange for, among other things, a base wage decrease.  The total buydown payments are expected to average between $90,000 and $95,000 per associate and will not exceed $105,000 per associate;

•	included the closure of our Buffalo Gear, Axle & Linkage facility (Buffalo) and Tonawanda and Detroit forging facilities within the next six to twelve months; and
•	provided improved operating flexibility through Innovative Operating Agreements.

        We will incur significant special charges and other operating costs related to the SSP and BDP, including pension and OPEB curtailments and special and contractual termination benefits. We currently expect the total cost of the SSP and BDP to range from $400 million to $450 million.

These new labor agreements will structurally and permanently reduce our U.S. labor cost structure.  We expect to achieve total annual structural cost reductions of up to $300 million resulting from these agreements.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net Sales  Net sales were $490.5 million in the second quarter of 2008 as compared to $916.5 million in the second quarter of 2007.  We estimate the adverse impact of the International UAW strike on net sales in the second quarter of 2008 was $274.9 million.

As compared to the second quarter of 2007, our sales in the second quarter of 2008 reflect a decrease of approximately 50% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 54% in products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the result of the strike as well as a reduction in consumer demand for these programs.

  Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) was $1,312 in the second quarter of 2008 as compared to $1,318 in the second quarter of 2007.  Our 4WD/AWD penetration rate was 64.8 % in the second quarter of 2008 as compared to 65.1% in the second quarter of 2007.

Gross Profit (Loss) Gross profit (loss) was a loss of $527.9 million in the second quarter of 2008 as compared to profit of $113.7 million in the second quarter of 2007.  Gross margin was negative 107.6% in the second quarter of 2008 as compared to 12.4% in the second quarter of 2007.  The decrease in gross profit and gross margin in the second quarter of 2008 reflects the impact of the International UAW strike, which is estimated at $86.6 million, lower sales, and special charges and other non-recurring operating costs, as shown below (in millions):

Hourly workforce and benefit reductions	$137.3
Asset impairments, indirect inventory obsolescence and idled leased assets	329.9
Signing bonus	19.1
Supplemental Unemployment Benefits (SUB)	18.0
Salaried workforce reductions	6.1
Other	7.4
Total special charges and non-recurring operating costs	$517.8

         Hourly workforce and benefit reductions  We offered the SSP to UAW represented associates at the original U.S. locations in the second quarter of 2008.  Under this voluntary separation program, we offered retirement and buyout incentives to approximately 3,650 eligible hourly associates.  We recorded a special charge of $131.2 million for this program in the second quarter of 2008.  This charge includes $116.1 million related to estimated postemployment costs and $15.1 million for the curtailment and settlement of certain pension and other postretirement benefits and related special and contractual termination benefits.  These charges relate to associates who have accepted the SSP early as well as associates at facilities operating under our plant closure agreements.  We will record the remaining liability for the SSP when the final acceptances are known in the third quarter of 2008.  The remaining charge of $6.1 million relates to termination benefits for associates represented by the International Association of Machinists (IAM).

Asset impairments, indirect inventory obsolescence and idled leased assets In the second quarter of 2008, we identified the following impairment indicators:

•	a significant decline in current and projected market demand and future customer production schedules for the major North American light truck programs we currently support and
•
changes in the extent to which assets at our original U.S. locations will be used as a result of management’s long-term plant loading decisions made subsequent to the new labor agreements with the International UAW.

We recorded asset impairment charges of $294.8 million in the second quarter of 2008 associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use” as of June 30, 2008.  We have also reduced the remaining useful lives of certain “held for use” assets as part of this analysis.

As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts classified as indirect inventory was determined to be obsolete. We recorded a charge of $30.4 million related to the write down of the net book value of these assets to their estimated net realizable value at June 30, 2008.

We also recorded a special charge of $4.7 million for the fair value of obligations for assets under operating leases that were idled in the second quarter of 2008.

Signing Bonus  As part of these new agreements, we paid a lump-sum ratification bonus to each eligible associate at our original U.S locations in the second quarter of 2008.  We expensed and paid $19.1 million for these signing bonuses.

SUB In the second quarter of 2008, we expensed $18.0 million relating to supplemental unemployment benefits (SUB) to be payable to current UAW represented associates during the new labor agreements that expire in February 2012.  The new labor agreements between AAM and the International UAW contain a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  Under the new agreement, our obligation for SUB payments is limited to $18.0 million upon which.   Once this limit is reached, the SUB program will be terminated.  As of June 30, 2008, it was probable and estimable that we will pay the full amount during the contract period.

Salaried workforce reductions  In the second quarter of 2008, we also approved a plan to reduce the salaried workforce by approximately 350 associates in the U.S.  We recorded a special charge to cost of sales of $6.1 million for this reduction.  This charge includes $5.7 million related to estimated postemployment costs and $0.4 million for special termination benefits.

Other Other charges of $7.4 million primarily includes plant closure costs and charges related to the redeployment of assets to support capacity utilization initiatives.

Gross profit in the second quarter of 2007 includes $7.0 million in special charges, primarily related to attrition program activity.

        Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $44.9 million or 9.1% of net sales in the second quarter of 2008 as compared to $54.2 million or 5.9% of net sales in the second quarter of 2007.   The decrease in SG&A in the second quarter of 2008 reflects lower profit sharing accruals and stock based compensation expense.  SG&A in the second quarter of 2008 includes $3.4 million of special charges for the estimated postemployment costs related to salaried workforce reductions.  R&D was $21.9 million in the second quarter of 2008 as compared to $19.6 million in the second quarter of 2007.

Operating Income (Loss)  Operating income (loss) was a loss of $572.8 million in the second quarter of 2008 as compared to income of $59.5 million in the second quarter of 2007.  Operating margin was negative 116.8% in the second quarter of 2008 as compared to 6.5% in the second quarter of 2007.  The decreases in operating income and operating margin were due to the factors discussed in Gross Profit (Loss).

Net Interest Expense  Net interest expense was $13.5 million in the second quarter of 2008 as compared to $15.3 million in the second quarter of 2007.  The decrease in net interest expense reflects lower average interest rates and higher average cash balances in the second quarter of 2008 as compared to the second quarter of 2007.  Partially offsetting the impact of these items on net interest expense was higher average outstanding borrowings in the second quarter of 2008 compared to the second quarter of 2007.

Income Tax Expense In the second quarter of 2008, several events occurred that led us to significantly revise the near-term projected future operating results of our U.S. operations.  These events include:

•
the significant decline in current customer volumes and future customer production schedules as a result of a shift in consumer preferences away from the major North American light truck programs we support;

•	changes in management’s long-term plant loading decisions made subsequent to the new labor agreements with the International UAW; and
•	the impact of significant charges resulting from our restructuring actions in the second quarter of 2008.

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets as of June 30, 2008, based on the revised near-term projected future operating results of our U.S. operations.  We concluded that it is no longer “more likely than not” that we will realize our net deferred assets in the U.S. and recorded a charge to income tax expense in the second quarter of 2008 of $54.4 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance in the second quarter of 2008 of $213.5 million by not recognizing a tax benefit on losses incurred in the three months ended June 30, 2008.

If, in the future, we generate taxable income in the U.S. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.

Income tax expense was $59.1 million in the second quarter of 2008 as compared to $5.3 million in the second quarter of 2007.  Our effective income tax rate was negative 10.1% in the second quarter of 2008 as compared to 13.3% in the second quarter of 2007.  The effective tax rate in the second quarter of 2008 includes the unfavorable tax adjustment related to the establishment of the full valuation allowance against the net U.S. deferred tax assets and reflects the impact of not recording an income tax benefit for current tax losses in the U.S.

Net Income (Loss) and Earnings (Loss) Per Share (EPS)  Net income (loss) was a loss of $644.3 million in the second quarter of 2008 as compared to income of $34.6 million in the second quarter of 2007.  Diluted earnings (loss) per share was a loss of $12.49 in the second quarter of 2008 as compared to earnings of $0.66 in the second quarter of 2007.  Net income (loss) and EPS for the second quarters of 2008 and 2007 were primarily impacted by the factors discussed in Sales, Gross Profit (Loss) and Income Tax Expense.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Net Sales  Net sales were $1,078.1 million in the first six months of 2008 as compared to $1,718.7 million in the first six months of 2007.  We estimate the adverse impact of the International UAW strike on net sales in the first six months of 2008 was $414.0 million.

As compared to the first six months of 2007, our sales in the first six months of 2008 reflect a decrease of approximately 41% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 49% in products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the result of the strike as well as a reduction in consumer demand for these programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 2.6% to $1,320 in the first six months of 2008 as compared to $1,287 in the first six months of 2007.  The increase is due primarily to mix shifts favoring full-size trucks and SUV programs.  Our 4WD/AWD penetration rate was 65.4% in the first six months of 2008 as compared to 64.5% in the first six months of 2007.

Gross Profit (Loss) Gross profit (loss) was a loss of $515.2 million in the first six months of 2008 as compared to profit of $199.0 million in the first six months of 2007.  Gross margin was negative 47.8% in the first six months of 2008 as compared to 11.6% in the first six months of 2007.  The decrease in gross profit and gross margin in the first six months of 2008 reflects the impact of the International UAW strike, which is estimated at $129.4 million, lower sales, special charges and other non-recurring operating costs, as shown below (in millions):

Hourly workforce and benefit reductions	$137.3
Asset impairments, indirect inventory obsolescence and idled leased assets	329.9
Signing bonus	19.1
Supplemental Unemployment Benefits (SUB)	18.0
Salaried workforce reductions	6.1
Other	10.9
Total special charges and non-recurring operating costs	$521.3

See RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007 for further discussion on these special charges and other non-recurring operating costs.

Gross profit in the first six months of 2007 includes $9.9 million in special charges, primarily related to attrition program activity.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $94.3 million or 8.7% of net sales in the first six months of 2008 as compared to $103.1 million or 6.0% of net sales in the first six months of 2007.  The decrease in SG&A in the first six months of 2008 reflects lower profit sharing accruals and stock based compensation expense.  SG&A in the first six months of 2008 includes $3.4 million of special charges for the estimated postemployment costs related to salaried workforce reductions.  R&D was $42.1 million in the first six months of 2008 as compared to $39.7 million in the first six months of 2007.

        Operating Income (Loss)  Operating income (loss) was a loss of $609.5 million in the first six months of 2008 as compared to income of $95.9 million in the first six months of 2007.  Operating margin was negative 56.5% in the first six months of 2008 as compared to 5.6% in the first six months of 2007.  The decreases in operating income and operating margin were due to the factors discussed in Gross Profit (Loss).

Net Interest Expense  Net interest expense was $26.2 million in the first six months of 2008 as compared to $29.3 million in the first six months of 2007.  The decrease in net interest expense reflects lower average interest rates and higher average cash balances in the first six months of 2008 as compared to the first six months of 2007.  Partially offsetting the impact of these items on net interest expense was higher average outstanding borrowings in the first six months of 2008 compared to the first six months of 2007.

        Income Tax Expense  Income tax expense was $37.2 million in the first six months of 2008 as compared to $12.1 million in the first six months of 2007.  Our effective income tax rate was negative 5.9% in the first six months of 2008 as compared to 19.4% in the first six months of 2007.  The effective tax rate in the first six months of 2008 includes the unfavorable tax adjustment related to the establishment of the full valuation allowance against the net U.S. deferred tax assets and reflects the impact of not recording an income tax benefit for current tax losses in the U.S.  See RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007 for further discussion on the valuation allowance.

        Net Income (Loss) and Earnings (Loss) Per Share (EPS)  Net income (loss) was a loss of $671.3 million in the first six months of 2008 as compared to income of $50.3 million in the first six months of 2007.  Diluted earnings (loss) per share was a loss of $13.01 in the first six months of 2008 as compared to earnings of $0.96 in the first six months of 2007.  Net income (loss) and EPS for the first six months of 2008 and 2007 were primarily impacted by the factors discussed in Net Sales, Gross Profit (Loss) and Income Tax Expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and working capital investments.  We also need to fund ongoing attrition programs as well as restructuring programs included in the new labor agreements with the International UAW.  We believe that operating cash flow, available cash balances and borrowings under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  Net cash used in operating activities was $75.9 million in the first six months of 2008 as compared to net cash provided by operating activities of $234.6 million in the first six months of 2007.  This was mainly a result of lower sales and the impact of the strike called by the International UAW, which had an adverse effect on working capital in the first six months of 2008.  In addition, we paid $19.1 million of signing bonus to UAW represented associates in the first six months of 2008.

In the first six months of 2008, we made cash payments of $17.6 million related to restructuring actions as compared to $29.0 million in the first six months of 2007.

We expect to fund approximately $200 million to $250 million in 2008 related to SSP and BDP obligations.  The remainder of these payments will be made between 2009 and 2012.

Investing Activities Net cash used in investing activities was $64.6 million in the first six months of 2008 as compared to $75.5 million in the first six months of 2007.  Capital expenditures were $66.9 million in the first six months of 2008 as compared to $75.5 million in the first six months of 2007.  We expect our capital spending in 2008 to be in the range of $170 million to $180 million.  These expenditures include support for the future launch of new vehicle programs within our business backlog and the expansion of our global manufacturing footprint.

Financing Activities  Net cash used in financing activities was $7.5 million in the first six months of 2008 as compared to net cash provided by financing activities of $157.4 million in the first six months of 2007.  Total long-term debt outstanding increased $11.1 million in the first six months of 2008 to $869.2 million as compared to $858.1 million at year-end 2007.

In the first six months of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017.  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million related to the 7.875% Notes in 2007.

At June 30, 2008, we had $572.3 million available under the Revolving Credit Facility.  This availability reflects a reduction of $27.7 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities to finance working capital needs.  At June 30, 2008, $58.2 million was outstanding and $105.4 million was available under such agreements.

The weighted-average interest rate of our long-term debt outstanding in the first six months of 2008 was 7.7% as compared to 8.2% for the year ended December 31, 2007.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first six months of 2008, and we do not expect such expenditures to be significant for the remainder of 2008.

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

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.”  This statement clarifies the definition of fair value and establishes a fair value hierarchy.  SFAS 157, as originally issued, was effective for us on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  The effective date for us under this FSP is January 1, 2009.  As allowed by FSP FAS 157-2, we partially adopted SFAS 157 on January 1, 2008 and the impact of adoption was not significant.  We do not expect the impact of applying SFAS 157 to the remaining assets and liabilities on January 1, 2009 to be material.

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

In December 2007, the FASB issued Statement No. 141 (Revised) (SFAS 141R),  “Business Combinations.” This statement replaces FASB Statement No. 141 and establishes principles and requirements for how the acquirer:

a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree
b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase
c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

 SFAS 141R is effective for us prospectively for any acquisitions made on or after January 1, 2009.

         In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us prospectively on January 1, 2009.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  At June 30, 2008, we had currency forward contracts with a notional amount of $43.2 million outstanding.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreement as an adjustment to interest expense over the lives of the debt agreements.  We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million.  This notional amount reduces to $100.0 million in December 2008 and expires in April 2010.  The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at June 30, 2008) on our long-term debt outstanding at June 30, 2008 would be approximately $1.1 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2008, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2007 Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held on April 24, 2008.  At the meeting, the following matters were submitted to a vote of the stockholders.

Proposal One: The election of directors to hold office until the 2011 annual meeting of stockholders:

	Number of Votes

	For	Withheld
Directors:
Richard E. Dauch	48,731,431	738,979
William P. Miller II	48,739,123	713,287
Larry K. Switzer	48,742,228	710,182

Directors whose term of office continued after the meeting are Forest J. Farmer, Richard C. Lappin, Thomas K. Walker, John A. Casesa, Elizabeth A. Chappell and Dr. Henry T. Yang.

Proposal Two: The approval of AAM 2008 long-term incentive plan:

	Number of Votes

	For	Against	Abstain	No Vote

2008 Long-Term Incentive Plan	14,019,797	33,728,015	27,559	1,677,039

Proposal Three: The ratification of appointment of independent registered public accounting firm:

	Number of Votes

	For	Against	Abstain

Deloitte & Touche LLP	48,609,801	830,035	12,574

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

Date: July 25, 2008

/s/ Michael K. Simonte
Michael K. Simonte
Group Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit

*++10.47	Amendment # 6 dated May 3, 2008 to Letter Agreement dated February 26, 2004 by and between GM and AAM, Inc.

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Group Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Group Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith
           ++  Confidentiality Request to the SEC is pending