Form 10-Q
period 2008-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2008-11-10
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 5, 2008, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 54,305,082 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	global economic conditions;
•	reduced purchases of our products by General Motors Corporation (GM), Chrysler LLC (Chrysler) or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);
•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;
•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;
•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to improve our U.S. labor cost structure;
•	our ability to consummate and integrate acquisitions;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	lower-than-anticipated market acceptance of new or existing products;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•	continued or increased high prices for or reduced availability of fuel;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);
•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share data)

Net sales	$528.1	$774.3	$1,606.2	$2,493.0

Cost of goods sold	906.5	693.1	2,499.8	2,212.8

Gross profit (loss)	(378.4)	81.2	(893.6)	280.2

Selling, general and administrative expenses	43.0	52.0	137.3	155.1

Operating income (loss)	(421.4)	29.2	(1,030.9)	125.1

Interest expense	(18.0)	(14.6)	(48.4)	(46.8)

Investment income (loss)	(3.7)	3.1	0.5	6.0

Other income (expense), net	(1.4)	(1.2)	0.2	(5.4)

Income (loss) before income taxes	(444.5)	16.5	(1,078.6)	78.9

Income tax expense (benefit)	(3.4)	3.0	33.8	15.1

Minority interest	0.2	-	0.2	-

Net income (loss)	$(440.9)	$13.5	$(1,112.2)	$63.8

Basic earnings (loss) per share	$(8.54)	$0.27	$(21.55)	$1.26

Diluted earnings (loss) per share	$(8.54)	$0.25	$(21.55)	$1.21

Dividends declared per share	$0.02	$0.15	$0.32	$0.45

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(in millions)
Assets
Current assets
Cash and cash equivalents	$454.2	$343.6
Short-term investments	117.2	-
Accounts receivable, net	256.2	264.0
AAM - GM Agreement receivable	60.0	-
Inventories, net	183.8	242.8
Prepaid expenses and other	70.8	73.4
Deferred income taxes	5.3	19.5
Total current assets	1,147.5	943.3

Property, plant and equipment, net	1,093.0	1,696.2
Deferred income taxes	16.0	78.7
Goodwill	147.8	147.8
Other assets and deferred charges	51.5	57.4
Total assets	$2,455.8	$2,923.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$287.2	$313.8
Accrued compensation and benefits	261.7	126.6
Deferred revenue	66.7	10.2
Other accrued expenses	45.9	61.0
Total current liabilities	661.5	511.6

Long-term debt	1,300.8	858.1
Deferred income taxes	5.4	6.6
Deferred revenue	195.8	66.0
Postretirement benefits and other long-term liabilities	429.6	581.7
Total liabilities	2,593.1	2,024.0

Stockholders' equity (deficit)
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	428.0	416.3
Retained earnings (accumulated deficit)	(537.6)	591.9
Treasury stock at cost, 5.2 million shares as of 2008 and 2007	(173.9)	(173.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	120.8	33.5
Foreign currency translation adjustments	27.5	34.2
Unrecognized loss on derivatives	(2.7)	(3.3)
Total stockholders' equity (deficit)	(137.3)	899.4
Total liabilities and stockholders' equity (deficit)	$2,455.8	$2,923.4

See accompanying notes to condensed consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	September 30,
	2008	2007
	(in millions)
Operating activities
Net income (loss)	$(1,112.2)	$63.8
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	165.2	171.0
Asset impairments	541.3	-
Deferred income taxes	22.7	1.9
Stock-based compensation	9.4	16.6
Pensions and other postretirement benefits, net of contributions	25.6	42.1
Loss (gain) on retirement of property, plant and equipment	(1.1)	3.3
Debt refinancing and redemption costs	-	5.5
Changes in operating assets and liabilities
Accounts receivable	7.5	8.4
Inventories	57.8	(49.6)
Accounts payable and accrued expenses	63.0	58.7
Deferred revenue: AAM - GM Agreement	115.0	-
Other assets and liabilities	8.5	9.9
Net cash provided by (used in) operating activities	(97.3)	331.6

Investing activities
Purchases of property, plant and equipment	(102.8)	(132.9)
Reclassification of cash equivalents to short-term investments	(117.2)	-
Proceeds from sale of property, plant and equipment	2.3	-
Net cash used in investing activities	(217.7)	(132.9)

Financing activities
Net borrowings (repayments) under revolving credit facilities	444.4	(132.8)
Payments of long-term debt and capital lease obligations	(10.4)	(0.5)
Proceeds from issuance of long-term debt	8.9	553.1
Debt issuance costs	-	(7.5)
Payment of Term Loan due 2010	-	(252.5)
Repurchase of treasury stock	(0.1)	(1.9)
Employee stock option exercises	0.7	12.5
Tax benefit on stock option exercises	0.2	2.7
Dividends paid	(17.3)	(23.8)
Net cash provided by financing activities	426.4	149.3

Effect of exchange rate changes on cash	(0.8)	0.6

Net increase in cash and cash equivalents	110.6	348.6

Cash and cash equivalents at beginning of period	343.6	13.5

Cash and cash equivalents at end of period	$454.2	$362.1

Supplemental cash flow information
Interest paid	$56.9	$51.4
Income taxes paid, net of refunds	$3.1	$17.4

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

        Certain amounts in the prior period’s financial statements have been reclassified to conform to the current presentation.

        For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Short-term Investments  As of September 30, 2008, we were invested in the Reserve U.S. Government Fund (Government Fund), the Reserve International Liquidity Fund (International Liquidity Fund) and the Reserve Yield Plus Fund (Yield Plus Fund) (collectively the Reserve Funds).  The Reserve Funds are a series of money-market and other similar fund investments, which we have previously classified as cash and cash equivalents on our Consolidated Balance Sheet because the funds were readily convertible into known amounts of cash.

In September of 2008,  redemptions were temporarily suspended from the Reserve Funds so that an orderly liquidation may be effected for the protection of the Reserve Funds investors.  While we expect to receive substantially all of our current holdings in the Reserve Funds, we cannot predict exactly when this will occur or the amount we will receive.  Accordingly, we have reclassified the fair value of these funds of $117.2 million from cash and cash equivalents to short-term investments on our Condensed Consolidated Balance Sheet as of September 30, 2008.

Based on the other-than-temporary decline in the net asset value of the International Liquidity and Yield Plus Funds as of September 30, 2008, we recorded a loss of $5.4 million in investment income (loss) on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008.

Change in Accounting Principle  On January 1, 2008, we changed the method for costing our U.S. inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.  As of December 31, 2007, the U.S. inventories for which the LIFO method of costing inventory was applied represented approximately 25% of total gross inventories.  This change enhances the matching of inventory costs with revenues and better reflects the current cost of inventory on our Condensed Consolidated Balance Sheet.  Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our industry peers, most of which use the FIFO method of costing for inventory.  In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle has been retrospectively applied to all prior periods presented herein.

We have presented the effects of the change in accounting for inventory costing to the Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2008 and September 30, 2007, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007.  We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations Three months ended September 30, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Net sales	$774.3	$-	$774.3
Cost of goods sold	693.6	(0.5)	693.1
Gross profit	80.7	0.5	81.2
Selling general and administrative expenses	52.0	-	52.0
Operating income	28.7	0.5	29.2
Other expense, net	(12.7)	-	(12.7)
Income before income taxes	16.0	0.5	16.5
Income tax expense	2.9	0.1	3.0
Net income	13.1	0.4	13.5
Basic earnings per share	$0.26	$0.01	$0.27
Diluted earnings per share	$0.25	$0.00	$0.25

Condensed Consolidated Statement of Operations Nine months ended September 30, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Net sales	$2,493.0	$-	$2,493.0
Cost of goods sold	2,214.4	(1.6)	2,212.8
Gross profit	278.6	1.6	280.2
Selling general and administrative expenses	155.1	-	155.1
Operating income	123.5	1.6	125.1
Other expense, net	(46.2)	-	(46.2)
Income before income taxes	77.3	1.6	78.9
Income tax expense	14.8	0.3	15.1
Net income	62.5	1.3	63.8
Basic earnings per share	$1.23	$0.03	$1.26
Diluted earnings per share	$1.19	$0.02	$1.21

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet December 31, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO
Assets
Current assets
Inventories	$229.0	$13.8	$242.8
Deferred income taxes	24.6	(5.1)	19.5
Other current assets	681.0	-	681.0
Total current assets	934.6	8.7	943.3
Other assets	1,980.1	-	1,980.1
Total assets	$2,914.7	$8.7	$2,923.4

Liabilities and Stockholders’ Equity
Total liabilities	$2,024.0	$-	$2,024.0
Stockholders’ equity
Retained earnings	583.2	8.7	591.9
Other stockholders’ equity	307.5	-	307.5
Total stockholders’ equity	890.7	8.7	899.4
Total liabilities and stockholders’ equity	$2,914.7	$8.7	$2,923.4

Condensed Consolidated Statement of Cash Flows Nine months ended September 30, 2007 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO
Operating Activities
Net income	$62.5	$1.3	$63.8
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	1.6	0.3	1.9
Changes in operating assets and liabilities
Inventories	(48.0)	(1.6)	(49.6)
Other changes in operating assets and liabilities	77.0	-	77.0
Other adjustments	238.5	-	238.5
Net cash provided by operating activities	331.6	-	331.6

Investing Activities
Net cash used in investing activities	(132.9)	-	(132.9)

Financing Activities
Net cash provided by financing activities	149.3	-	149.3

Effect of exchange rate changes on cash	0.6	-	0.6

Net increase in cash and cash equivalents	$348.6	$-	$348.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations Three months ended September 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO

Net sales	$528.1	$-	$528.1
Cost of goods sold	904.3	2.2	906.5
Gross loss	(376.2)	(2.2)	(378.4)
Selling general and administrative expenses	43.0	-	43.0
Operating loss	(419.2)	(2.2)	(421.4)
Other expense, net	(23.1)	-	(23.1)
Loss before income taxes	(442.3)	(2.2)	(444.5)
Income tax benefit	(3.4)	-	(3.4)
Minority interest	0.2	-	0.2
Net loss	(438.7)	(2.2)	(440.9)
Basic loss per share	$(8.50)	$(0.04)	$(8.54)
Diluted loss per share	$(8.50)	$(0.04)	$(8.54)

Condensed Consolidated Statement of Operations Nine months ended September 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO

Net sales	$1,606.2	$-	$1,606.2
Cost of goods sold	2,498.1	1.7	2,499.8
Gross loss	(891.9)	(1.7)	(893.6)
Selling general and administrative expenses	137.3	-	137.3
Operating loss	(1,029.2)	(1.7)	(1,030.9)
Other expense, net	(47.7)	-	(47.7)
Loss before income taxes	(1,076.9)	(1.7)	(1,078.6)
Income tax expense	38.9	(5.1)	33.8
Minority interest	0.2	-	0.2
Net loss	(1,115.6)	3.4	(1,112.2)
Basic loss per share	$(21.62)	$0.07	$(21.55)
Diluted loss per share	$(21.62)	$0.07	$(21.55)

  The Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 as calculated using LIFO for U.S. inventories includes an adjustment to income tax expense of $5.1 million for additional valuation allowances that would have been recorded against our U.S. deferred tax assets.  See Note 9 – Income Taxes for more detail on our valuation allowance.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet September 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO
Assets
Current Assets
Inventories	$172.2	$11.6	$183.8
Other current assets	963.7	-	963.7
Total current assets	1,135.9	11.6	1,147.5
Other assets	1,308.3	-	1,308.3
Total assets	$2,444.2	$11.6	$2,455.8

Liabilities and Stockholders’ Equity (Deficit)
Total liabilities	$2,593.1	$-	$2,593.1
Stockholders’ equity (deficit)
Accumulated deficit	(549.2)	11.6	(537.6)
Other stockholders’ equity	400.3	-	400.3
Total stockholders’ equity (deficit)	(148.9)	11.6	(137.3)
Total liabilities and stockholders’ equity (deficit)	$2,444.2	$11.6	$2,455.8

Condensed Consolidated Statement of Cash Flows Nine months ended September 30, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO
Operating Activities
Net loss	$(1,115.6)	$3.4	$(1,112.2)
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	27.8	(5.1)	22.7
Changes in operating assets and liabilities
Inventories	56.1	1.7	57.8
Other changes in operating assets and liabilities	194.0	-	194.0
Other adjustments	740.4	-	740.4
Net cash used in operating activities	(97.3)	-	(97.3)

Investing Activities
Net cash used in investing activities	(217.7)	-	(217.7)

Financing Activities
Net cash provided by financing activities	426.4	-	426.4

Effect of exchange rate changes on cash	(0.8)	-	(0.8)

Net increase in cash and cash equivalents	$110.6	$-	$110.6

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

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $4.5 million as of September 30, 2008.  In addition, as of September 30, 2008, we recorded our short-term investments at a fair value of $117.2 million.  The fair value of these derivatives and short-term investments were determined using Level 2 inputs, as described above.

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

        In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us prospectively on January 1, 2009.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 is effective for us retrospectively on January 1, 2009 and we are currently assessing the impact of this FSP.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	LABOR RELATIONS

On February 25, 2008, the four-year master labor agreement between AAM and the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) that covered approximately 3,650 associates at our original five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement.  On May 23, 2008, the International UAW ratified new labor agreements with AAM.  The new labor agreements establish a new wage and benefit package for eligible current and newly hired UAW represented associates at these locations.

As part of these new agreements, we paid a lump-sum ratification bonus to each eligible associate at these locations in the second quarter of 2008.  During the second quarter of 2008 we expensed and paid $19.1 million for these signing bonuses.

In addition, as part of the new labor agreements, we offered the Special Separation Program (SSP) to all hourly associates represented by the International UAW at the original U.S. locations.  This voluntary separation program offered a range of retirement or buyout incentives to eligible associates.   In the second quarter, we also announced the closing of our Buffalo Gear, Axle & Linkage facility (Buffalo) and Tonawanda and Detroit forging facilities within the next six to twelve months.   The costs recorded in the three and nine months ended September 30, 2008 for the SSP and related plant closures are discussed in more detail in Note 3 – Restructuring Actions.

        The new labor agreements also have a significant impact on our pension and other postretirement employee benefit (OPEB) obligations, including the freezing, reducing or eliminating of current and future benefits for certain associates.  See Note 7 – Employee Benefit Plans for more detail on the impact of the new agreements on our pension and OPEB liabilities, expense and accumulated other comprehensive income.

An involuntary Buydown Program (BDP) was initiated for approximately 1,525 associates that did not elect to participate in the SSP and continued employment with AAM.  Under the BDP, we will make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease.  The total buydown payments are expected to average approximately $91,000 per associate and will not exceed $105,000 per associate.  In the third quarter of 2008, we paid $50.8 million for the first lump-sum buydown payment.

We recorded expense of $51.9 million in the three and nine months ended September 30, 2008 for the estimated amount of total BDP payments related to permanently idled associates throughout the new labor agreements.  This represents management’s best estimate of the portion of the total BDP payment that will not result in a future benefit to the Company.

        We recorded $5.8 million of expense in the three and nine months ended September 30, 2008 for the amortization of the BDP payments that are expected to provide a benefit to the Company through the end of the new labor agreements.  In addition, the lower base wage rate went into effect for all associates participating in the BDP on July 28, 2008.

As of September 30, 2008, we recorded $27.7 million in prepaid expenses and other on our Condensed Consolidated Balance Sheet for BDP payments made in the third quarter of 2008 that we estimate will provide a benefit to the Company in the future.  We also recorded a liability of $17.3 million in accrued compensation and benefits and a liability of $17.3 million in postretirement and other long-term liabilities on our Condensed Consolidated Balance Sheet for the estimated amount of future BDP payments to be paid to permanently idled associates throughout the new labor agreements.

In the second quarter of 2008, we expensed $18.0 million relating to supplemental unemployment benefits (SUB) to be payable to current UAW represented associates during the new labor agreements that expire in February 2012.  The new labor agreements between AAM and the International UAW contain a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  Under the new agreements, our obligation for SUB payments is limited to $18.0 million.  Once this limit is reached, the SUB program will be terminated.  As of September 30, 2008, it was probable and estimable that we will pay the full amount during the contract period.  From the beginning of the new labor agreements through September 30, 2008, we paid $5.9 million of SUB, and our remaining liability was $12.1 million as of September 30, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RESTRUCTURING ACTIONS

In the first nine months of 2008, we have incurred restructuring charges related to the SSP, asset impairments, plant closure agreements and other ongoing restructuring actions.  In addition, we continue to make payments related to charges incurred in 2007 and 2006.

A summary of the restructuring related activity for the nine months ended September 30, 2008 is shown below (in millions):

	One-time		Indirect		Contract	Redeployment
	Termination	Asset	Inventory	Environmental	Related	of
	Benefits	Impairments	Obsolescence	Obligations	Costs	Assets	Total
Accrual as of December 31, 2007	$20.3	$-	$-	$2.2	$-	$-	$22.5
Charges	231.2	541.3	39.8	1.0	9.7	12.9	835.9
Cash utilization	(104.9)	-	-	(0.2)	(2.1)	(12.9)	(120.1)
Non-cash utilization	-	(541.3)	(39.8)	-	(0.8)	-	(581.9)
Accrual adjustments	(7.5)	-	-	-	(1.0)	-	(8.5)
Accrual as of September 30, 2008	$139.1	$-	$-	$3.0	$5.8	$-	$147.9

 One-time Termination Benefits We offered the SSP to all UAW represented associates at the original U.S. locations in the second quarter of 2008.  Under this voluntary separation program, we offered retirement and buyout incentives to approximately 3,650 eligible hourly associates.   Approximately 2,125 associates elected to participate in this program.  We recorded expense of $215.7 million in the nine months ended September 30, 2008 for the postemployment benefits related to this program, $99.6 million of which was recorded in the third quarter of 2008.  The amount expensed in the third quarter of 2008 represents associates that elected to participate in this program subsequent to June 30, 2008.  We paid $91.0 million in the nine months ended September 30, 2008 related to this program.

We recorded expense of $4.2 million in the second quarter of 2008 for the estimated postemployment costs for associates represented by the International Association of Machinists (IAM) at our Tonawanda forging facility.

In the second quarter of 2008, we approved a plan to reduce our salaried workforce by approximately 350 associates in the U.S.  As part of this plan, we offered a voluntary salaried retirement incentive program (SRIP) to eligible salaried associates in the U.S.  We recorded expense of $8.7 million for the acceptances of the SRIP and the estimated postemployment benefits related to the Layoff Severance Program (LSP) for the nine months ended September 30, 2008.  We paid $0.3 million in the nine months ended September 30, 2008 related to this program.

In the second quarter of 2008, we approved and communicated a plan to provide future transition payments to certain associates who will remain active through the operation of facilities under plant closure agreements.  We recorded expense of $0.6 million and $1.0 million for the proportional amount of expense for service related to these future payments for the three and nine months ended September 30, 2008, respectively.

In the third quarter of 2008, we recorded a charge of $1.6 million related to postemployment benefits payable to associates in our European operations.

In the nine months ended September 30, 2008, we made payments of $13.6 million for hourly and salary attrition programs initiated in 2007 and 2006.

We recorded $7.5 million in accrual adjustments related to one-time termination benefits in the nine months ended September 30, 2008, of which $7.3 million were recorded in the third quarter of 2008.  These adjustments primarily relate to the reclassification of certain termination benefits from the restructuring accrual to the pension liability for associates who will be paid under our pension plans.  This adjustment also reflects changes in previous estimates in order to record our best estimate of our remaining one-time termination benefit payments as of September 30, 2008.

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

        In the third quarter of 2008, we identified these additional impairment indicators:

•
the general decline in consumer spending as a result of the deteriorating global economic conditions and uncertain credit markets, which further negatively affected our projected future production requirements;

•	the announcement of accelerated customer production capacity reductions for programs that we support; and
•	future sourcing and product planning decisions that were announced and communicated by some of our customers in the third quarter of 2008, which adversely affected our Colfor Manufacturing subsidiary.

We recorded asset impairment charges of $246.5 million and $541.3 million in the three and nine months ended September 30, 2008, respectively, associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use” as of September 30, 2008.  Recoverability of each “held for use” asset group affected by these impairment indicators was determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  When the carrying amount of an asset group exceeded the undiscounted cash flows and was therefore nonrecoverable, the assets in this group were  written down to their estimated fair value.  We estimated fair value based on a discounted cash flow analysis.  We also reduced the remaining useful lives of certain “held for use” assets as part of this analysis.

Indirect Inventory Obsolescence  As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other materials classified as indirect inventory were determined to be obsolete. We recorded a charge of $9.4 million and $39.8 million for the three and nine months ended September 30, 2008, respectively, related to the write down of the net book value of these assets to their estimated net realizable value at September 30, 2008.

Environmental Obligations  As a result of the announced plant closures, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  Based on management’s best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.2 million and $1.0 million in the three and nine months ended September 30, 2008, respectively.

        Contract Related Costs  Contract related costs recorded in the second quarter of 2008 of $9.7 million primarily include the fair value of future payments related to leased assets that were idled in the second quarter of 2008 and cancellation costs for long-term purchase commitments related to certain facilities under our plant closure agreements.  In the third quarter of 2008, we reached a settlement on certain of these cancellation costs and reduced the accrual by $1.0 million based on this agreement.

Redeployment of Assets We incurred $7.6 million and $12.9 million of charges related to the redeployment of assets to support capacity utilization initiatives in the three and nine months ended September 30, 2008, respectively.

       We expect a majority of the remaining restructuring accrual to be paid in the fourth quarter of 2008 and the remainder to be paid through 2012.

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

Inventories consist of the following:
	September 30,	December 31,
	2008	2007
	(in millions)

Raw materials and work-in-progress	$231.1	$230.5
Finished goods	32.0	52.6
Gross inventories	263.1	283.1
Other inventory valuation reserves	(79.3)	(40.3)
Inventories, net	$183.8	$242.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	LONG-TERM DEBT

Long-term debt consists of the following:
	September 30,	December 31,
	2008	2007
	(in millions)

Revolving Credit Facility	$450.0	$-
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	0.4	2.7
Term Loan due 2012	250.0	250.0
Foreign credit facilities	42.4	46.7
Capital lease obligations	8.2	8.9
Long-term debt	$1,300.8	$858.1

The Revolving Credit Facility, as of September 30, 2008, provided up to $600.0 million of revolving bank financing commitments through April 2010 and bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At September 30, 2008, we had $105.2 million available under the Revolving Credit Facility.  This availability reflected a reduction of $44.8 million for standby letters of credit issued against the facility.

On November 7, 2008, we amended our existing Revolving Credit Facility.  See Note 13 - Subsequent Event for more information on this amendment.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets.  Accordingly, we classified $27.5 million of current maturities as long-term debt.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2008, $42.4 million was outstanding under these facilities and an additional $95.3 million was available.

The weighted-average interest rate of our long-term debt outstanding at September 30, 2008 was 6.8% and 7.8% as of December 31, 2007.

6.	DEFERRED REVENUE

In the second quarter of 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (AAM – GM Agreement).  Pursuant to this agreement, GM agreed to provide us with $175.0 million of cash payments through April 2009.  As of September 30, 2008, we received $115.0 million and have recorded a receivable for $60.0 million for the remaining payment, which is disclosed as AAM – GM Agreement receivable on our Condensed Consolidated Balance Sheet.

The AAM – GM Agreement also amended the Asset Purchase Agreement, dated February 18, 1994, between GM and AAM.  The amendment provides that we shall have no liability to GM for postretirement healthcare and life insurance coverage provided to UAW represented transition associates with earned credited service from AAM that have or will retire under plans operated by GM.  The value of this liability was estimated at $38.7 million.  See Footnote 7 – Employee Benefits Plans for more detail on the settlement of this liability.

In the second quarter of 2008, we recorded $213.7 million of deferred revenue related to the AAM – GM Agreement.  As of September 30, 2008, our deferred revenue related to the AAM – GM Agreement is $194.7 million, $57.0 million of which is classified as current and $137.7 million of which is recorded as noncurrent on our Condensed Consolidated Balance Sheet.  We will continue to amortize this deferred revenue into revenue on a straight-line basis over a 45 month period beginning on June 1, 2008.  This amortization period is consistent with the period that GM will benefit from the payments provided to us under the AAM – GM Agreement.  We recorded revenue of $14.2 million and $19.0 million for the three and nine months ended September 30, 2008, respectively, related to this agreement.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$2.8	$5.4	$10.9	$16.1
Interest cost	9.5	8.6	28.4	25.9
Expected asset return	(9.7)	(9.5)	(30.1)	(28.5)
Amortized loss	0.1	0.4	0.6	1.1
Amortized prior service cost	-	0.6	0.8	1.8
Curtailment	(5.0)	-	1.0	-
Special and contractual termination benefits	26.3	0.3	53.4	0.7
Net periodic benefit cost	$24.0	$5.8	$65.0	$17.1

	Other Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$0.9	$6.5	$8.9	$19.4
Interest cost	4.6	7.0	18.4	21.0
Amortized prior service credit	(2.8)	(0.8)	(5.2)	(2.3)
Settlement	-	-	(9.4)	-
Curtailment	(34.9)	-	(51.0)	-
Special and contractual termination benefits	1.1	0.4	10.9	0.4
Net periodic benefit cost (credit)	$(31.1)	$13.1	$(27.4)	$38.5

         In the nine months ended September 30, 2008, we completed multiple valuations of the assets and liabilities of our U.S. pension and other postretirement benefit (OPEB) plans.  This was required due to plan amendments, attrition programs and plant closure agreements, which resulted from the new labor agreements ratified with UAW represented associates at our original U.S. locations on May 23, 2008, as well as salaried workforce reductions.  We recorded adjustments associated with the completion of these valuations.  The components of these adjustments are discussed below.

Certain changes in the new labor agreements reduced the postretirement benefit obligation attributed to employee services already rendered.  These changes are classified as negative plan amendments and reduced postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheet by $96.8 million.  In addition, we reduced postretirement benefits and other long-term liabilities by $40.4 million for changes in actuarial assumptions since the January 1, 2008 valuation of our U.S. pension and OPEB plans.  These adjustments were recorded to accumulated other comprehensive income (AOCI) and will be amortized over future periods.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         We also reduced postretirement benefits and other long-term liabilities and recorded a net gain of $39.9 million and $50.0 million to cost of sales for the curtailment of certain pension and OPEB in the three and nine months ended September 30, 2008, respectively.  This resulted primarily from the reduction in the expected future pension and OPEB related to those hourly associates who have accepted the SSP and terminated employment from AAM.  In addition, we reduced postretirement benefits and other long-term liabilities and recorded an estimated curtailment gain to AOCI of $32.8 million related to the expected curtailment of OPEB for associates who are part of the hourly and salary workforce reductions but have not yet terminated employment.  The remaining portion of the total curtailment gain will be recognized as these remaining associates terminate employment.

In addition, we increased postretirement benefits and other long-term liabilities and recorded expense of $27.4 million and $64.3 million for special and contractual termination benefits in the three and nine months ended September 30, 2008, respectively. This charge includes lump-sum SSP benefits to be paid under our pension plans, contractual pension and OPEB to be provided to certain eligible associates at the facilities operating under our plant closure agreements and future postretirement benefits to be provided to certain eligible associates who have accepted the SSP.  This charge also includes special and contractual pension and OPEB benefits related to certain eligible IAM associates at our forging facilities and lump-sum SRIP benefits to be paid under our pension plans.

        The special and contractual termination benefits consist of the following (in millions):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
SSP	$24.1	$58.7
IAM related	1.0	2.9
SRIP	2.3	2.7

        As part of the AAM – GM Agreement, we will no longer have a liability to GM for postretirement healthcare and life insurance coverage provided to UAW represented transition associates with earned credited service from AAM who retire under the plans administered by GM.  In the second quarter of 2008, we recorded a reduction of our OPEB liability of $38.7 million to reflect the settlement of this portion of the liability.  We will record this transaction as deferred revenue and amortize it over future periods.  See Note 6 – Deferred Revenue for more detail on this agreement with GM.  The forgiveness of this obligation has been accounted for as a settlement.  Accordingly, the related amount of unamortized gain previously recorded to AOCI has been recorded as a credit of $9.4 million to cost of sales in the nine months ended September 30, 2008.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	PRODUCT WARRANTIES

        The following table provides a reconciliation of changes in the product warranty liability as of September 30, 2008 (in millions):

Beginning balance as of January 1, 2008	$6.8
Accruals	0.4
Settlements	(0.4)
Adjustment to prior period accruals	(0.5)
Currency translation adjustment	(0.1)
Ending balance as of September 30, 2008	$6.2

9.	INCOME TAXES

  We estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, we use historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  We review the likelihood that we will be able to realize the benefit of our deferred tax assets on a quarterly basis or whenever events indicate that a review is required.

In the second quarter of 2008, several events occurred that led us to significantly revise the near-term projected future operating results of our U.S. operations.  These events included:

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

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets as of June 30, 2008, based on the revised near-term projected future operating results of our U.S. operations.  We concluded that it is no longer “more likely than not” that we will realize our net deferred tax assets in the U.S. and recorded a charge to income tax expense in the second quarter of 2008 of $54.4 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance of $366.7 million as of September 30, 2008 to offset the deferred tax benefits resulting from U.S. losses incurred in the second and third quarters of 2008.

If, in the future, we generate taxable income in the U.S. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.

Income tax expense (benefit) was a benefit of $3.4 million in the third quarter of 2008 and an expense of $33.8 million in the first nine months of 2008 as compared to expense of $3.0 million in the third quarter of 2007 and $15.1 million in the first nine months of 2007.  Our effective income tax rate was 0.8% in the third quarter of 2008 and negative 3.1% in the first nine months of 2008 as compared to 18.2% in the third quarter of 2007 and 19.1% in the first nine months of 2007.  Our income tax expense (benefit) and effective tax rate for the three and nine months ended September 30, 2008 reflects the effect of the valuation allowance that was recorded in the second quarter of 2008 and the ongoing impact of this allowance in third quarter of 2008.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2008	$33.0
Increase in prior year tax positions	8.2
Decrease in prior year tax positions	(7.3)
Increase in current year tax positions	2.6
Settlement	(1.2)
Balance at September 30, 2008	$35.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   STOCK-BASED COMPENSATION

In the third quarter of 2008, we recorded $1.0 million of expense for the accelerated vesting of restricted stock as a result of our salaried workforce reductions.

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

In the first quarter of 2008, we made cash payments of $2.0 million related to vested restricted stock units.

11.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Net income (loss)	$(440.9)	$13.5	$(1,112.2)	$63.8
Defined benefit plans, net of tax	6.2	0.2	87.3	(9.6)
Foreign currency translation adjustments, net of tax	(20.2)	5.8	(6.7)	16.2
Gain (loss) on derivatives, net of tax	(0.9)	(1.5)	0.6	(0.7)
Comprehensive income (loss)	$(455.8)	$18.0	$(1,031.0)	$69.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Numerator
Net income (loss)	$(440.9)	$13.5	$(1,112.2)	$63.8

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	51.6	51.3	51.6	51.0

Effect of dilutive securities
Dilutive stock-based compensation	-	1.7	-	1.6

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	51.6	53.0	51.6	52.6

Basic EPS	$(8.54)	$0.27	$(21.55)	$1.26

Diluted EPS	$(8.54)	$0.25	$(21.55)	$1.21

Basic and diluted loss per share for the three and nine months ended September 30, 2008 are the same because the effect of 0.5 million and 1.2 million potentially dilutive shares would have been antidilutive for the three and nine months ended September 30, 2008, respectively.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 5.2 million at September 30, 2008 and 1.9 million at September 30, 2007.  The ranges of exercise prices related to the excluded exercisable stock options were $15.00 - $40.83 at September 30, 2008 and $26.02 - $40.83 at September 30, 2007.

13.   SUBSEQUENT EVENT

        On November 7, 2008, we amended our existing Revolving Credit Facility to extend certain of the revolving credit commitments thereunder from April 2010 to December 2011, among other things.  After giving effect to a 25% commitment reduction for lenders consenting to the amendment, the amended Revolving Credit Facility will provide up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.

       Under the amended Revolving Credit Facility, we will be required to comply with revised financial covenants related to secured indebtedness leverage and interest coverage.  The amended Revolving Credit Facility imposes limitations on our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions or sell assets.   Borrowings under the  amended Revolving Credit Facility will continue to bear interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  The applicable margin for a LIBOR based loan for lenders who have consented to the amendment is currently 500 basis points.  The applicable margin did not change for lenders who have not consented.  All borrowings under the amended Revolving Credit Facility are subject to a collateral coverage test.

       The amended Revolving Credit Facility is secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and is partially secured by a security interest in our assets and the assets of our domestic subsidiaries. In addition, obligations under the amended Revolving Credit Facility are guaranteed by our U.S. subsidiaries, all of which are directly owned by the borrower.

        The Term Loan due 2012 will share in the guarantees and the collateral package offered in exchange for the amendment equally and ratably, in accordance with the terms of the agreement.  The amendment had no effect on the maturity of the Term Loan due 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Operations Three months ended, September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2008
Net sales
External	$-	$278.7	$249.4	$-	$528.1
Intercompany	-	9.8	16.8	(26.6)	-
Total net sales	-	288.5	266.2	(26.6)	528.1
Cost of goods sold	-	612.2	320.9	(26.6)	906.5
Gross loss	-	(323.7)	(54.7)	-	(378.4)
Selling, general and administrative expenses	-	41.6	1.4	-	43.0
Operating loss	-	(365.3)	(56.1)	-	(421.4)
Interest expense	-	(17.8)	(0.2)	-	(18.0)
Investment loss	-	-	(3.7)	-	(3.7)
Other income (expense), net	-	0.1	(1.5)	-	(1.4)
Loss before income taxes	-	(383.0)	(61.5)	-	(444.5)
Income tax expense (benefit)	-	(4.3)	0.9	-	(3.4)
Minority interest	-	-	0.2	-	0.2
Loss from equity in subsidiaries	(440.9)	(71.9)	-	512.8	-
Net loss before royalties and dividends	(440.9)	(450.6)	(62.2)	512.8	(440.9)
Royalties and dividends	-	9.7	(9.7)	-	-
Net loss after royalties and dividends	$(440.9)	$(440.9)	$(71.9)	$512.8	$(440.9)

2007
Net sales
External	$-	$511.4	$262.9	$-	$774.3
Intercompany	-	16.4	23.3	(39.7)	-
Total net sales	-	527.8	286.2	(39.7)	774.3
Cost of goods sold	-	484.0	246.8	(37.7)	693.1
Gross profit	-	43.8	39.4	(2.0)	81.2
Selling, general and administrative expenses	-	50.0	4.0	(2.0)	52.0
Operating income (loss)	-	(6.2)	35.4	-	29.2
Interest expense	-	(13.7)	(0.9)	-	(14.6)
Investment income	-	2.9	0.2	-	3.1
Other expense, net	-	-	(1.2)	-	(1.2)
Income (loss) before income taxes	-	(17.0)	33.5	-	16.5
Income tax expense (benefit)	-	(0.5)	3.5	-	3.0
Earnings from equity in subsidiaries	13.5	19.1	-	(32.6)	-
Net income before royalties and dividends	13.5	2.6	30.0	(32.6)	13.5
Royalties and dividends	-	10.9	(10.9)	-	-
Net income after royalties and dividends	$13.5	$13.5	$19.1	$(32.6)	$13.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations Nine months ended, September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated

2008
Net sales
External	$-	$702.0	$904.2	$-	$1,606.2
Intercompany	-	33.8	48.1	(81.9)	-
Total net sales	-	735.8	952.3	(81.9)	1,606.2
Cost of goods sold	-	1,652.2	929.5	(81.9)	2,499.8
Gross profit (loss)	-	(916.4)	22.8	-	(893.6)
Selling, general and administrative expenses	-	134.8	2.5	-	137.3
Operating income (loss)	-	(1,051.2)	20.3	-	(1,030.9)
Interest expense	-	(47.4)	(1.0)	-	(48.4)
Investment income (loss)	-	2.2	(1.7)	-	0.5
Other income, net	-	-	0.2	-	0.2
Income (loss) before income taxes	-	(1,096.4)	17.8	-	(1,078.6)
Income tax expense	-	28.4	5.4	-	33.8
Minority interest	-	-	0.2	-	0.2
Loss from equity in subsidiaries	(1,112.2)	(26.4)	-	1,138.6	-
Net income (loss) before royalties and dividends	(1,112.2)	(1,151.2)	12.6	1,138.6	(1,112.2)
Royalties and dividends	-	39.0	(39.0)	-	-
Net loss after royalties and dividends	$(1,112.2)	$(1,112.2)	$(26.4)	$1,138.6	$(1,112.2)

2007
Net sales
External	$-	$1,686.0	$807.0	$-	$2,493.0
Intercompany	-	42.0	76.1	(118.1)	-
Total net sales	-	1,728.0	883.1	(118.1)	2,493.0
Cost of goods sold	-	1,562.0	763.6	(112.8)	2,212.8
Gross profit	-	166.0	119.5	(5.3)	280.2
Selling, general and administrative expenses	-	149.1	11.3	(5.3)	155.1
Operating income	-	16.9	108.2	-	125.1
Interest expense	-	(44.1)	(2.7)	-	(46.8)
Investment income	-	5.5	0.5	-	6.0
Other expense, net	-	(5.4)	-	-	(5.4)
Income (loss) before income taxes	-	(27.1)	106.0	-	78.9
Income tax expense	-	7.6	7.5	-	15.1
Earnings from equity in subsidiaries	63.8	65.2	-	(129.0)	-
Net income before royalties and dividends	63.8	30.5	98.5	(129.0)	63.8
Royalties and dividends	-	33.3	(33.3)	-	-
Net income after royalties and dividends	$63.8	$63.8	$65.2	$(129.0)	$63.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
September 30, 2008
Assets
Current assets
Cash and cash equivalents	$-	$366.7	$87.5	$-	$454.2
Short-term investments	-	36.5	80.7	-	117.2
Accounts receivable, net	-	106.1	150.1	-	256.2
AAM – GM Agreement receivable	-	60.0	-	-	60.0
Inventories, net	-	75.2	108.6	-	183.8
Other current assets	-	37.3	38.8	-	76.1
Total current assets	-	681.8	465.7	-	1,147.5
Property, plant and equipment, net	-	413.0	680.0	-	1,093.0
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	38.2	29.3	-	67.5
Investment in subsidiaries	169.8	728.8	-	(898.6)	-
Total assets	$169.8	$1,861.8	$1,322.8	$(898.6)	$2,455.8
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$-	$136.1	$151.1	$-	$287.2
Other accrued expenses	-	327.7	46.6	-	374.3
Total current liabilities	-	463.8	197.7	-	661.5
Intercompany payable (receivable)	306.7	(572.9)	266.2	-	-
Long-term debt	0.4	1,249.8	50.6	-	1,300.8
Other long-term liabilities	-	551.3	79.5	-	630.8
Total liabilities	307.1	1,692.0	594.0	-	2,593.1
Stockholders’ equity (deficit)	(137.3)	169.8	728.8	(898.6)	(137.3)
Total liabilities and stockholders’ equity (deficit)	$169.8	$1,861.8	$1,322.8	$(898.6)	$2,455.8

December 31, 2007
Assets
Current assets
Cash and cash equivalents	$-	$223.5	$120.1	$-	$343.6
Accounts receivable, net	-	141.3	122.7	-	264.0
Inventories, net	-	123.4	119.4	-	242.8
Other current assets	-	23.3	69.6	-	92.9
Total current assets	-	511.5	431.8	-	943.3
Property, plant and equipment, net	-	959.8	736.4	-	1,696.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	121.8	14.3	-	136.1
Investment in subsidiaries	1,190.5	763.7	-	(1,954.2)	-
Total assets	$1,190.5	$2,356.8	$1,330.3	$(1,954.2)	$2,923.4
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$-	$174.9	$138.9	$-	$313.8
Other accrued expenses	-	144.3	53.5	-	197.8
Total current liabilities	-	319.2	192.4	-	511.6
Intercompany payable (receivable)	288.4	(516.0)	227.6	-	-
Long-term debt	2.7	799.8	55.6	-	858.1
Other long-term liabilities	-	563.3	91.0	-	654.3
Total liabilities	291.1	1,166.3	566.6	-	2,024.0
Stockholders’ equity	899.4	1,190.5	763.7	(1,954.2)	899.4
Total liabilities and stockholders’ equity	$1,190.5	$2,356.8	$1,330.3	$(1,954.2)	$2,923.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows Nine months ended September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2008
Operating activities
Net cash provided by (used in) operating activities	$-	$(211.9)	$114.6	$-	$(97.3)
Investing activities
Purchases of property, plant and equipment	-	(40.1)	(62.7)	-	(102.8)
Reclassification of cash equivalents to short-term investments	-	(36.5)	(80.7)	-	(117.2)
Proceeds from sale of property, plant and equipment	-	1.0	1.3	-	2.3
Net cash used in investing activities	-	(75.6)	(142.1)	-	(217.7)
Financing activities
Net debt activity	-	447.8	(4.9)	-	442.9
Intercompany activity	17.4	(18.0)	0.6	-	-
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Employee stock option exercises,
including tax benefit	-	0.9	-	-	0.9
Dividends paid	(17.3)	-	-	-	(17.3)
Net cash provided by (used in) financing activities	-	430.7	(4.3)	-	426.4
Effect of exchange rate changes on cash	-	-	(0.8)	-	(0.8)
Net increase (decrease) in cash and cash equivalents	-	143.2	(32.6)	-	110.6
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$366.7	$87.5	$-	$454.2

2007
Operating activities
Net cash provided by operating activities	$-	$208.4	$123.2	$-	$331.6
Investing activities
Purchases of property, plant and equipment	-	(37.6)	(95.3)	-	(132.9)
Net cash used in investing activities	-	(37.6)	(95.3)	-	(132.9)
Financing activities
Net debt activity	-	164.0	3.3	-	167.3
Intercompany activity	25.7	(29.7)	4.0	-	-
Debt issuance costs	-	(7.5)	-	-	(7.5)
Employee stock option exercises,
including tax benefit	-	15.2	-	-	15.2
Dividends paid	(23.8)	-	-	-	(23.8)
Purchase of treasury stock	(1.9)	-	-	-	(1.9)
Net cash provided by financing activities	-	142.0	7.3	-	149.3
Effect of exchange rate changes on cash	-	-	0.6	-	0.6
Net increase in cash and cash equivalents	-	312.8	35.8	-	348.6
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$313.3	$48.8	$-	$362.1

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 73% of our total net sales in the first nine months of 2008 as compared to 77% for the first nine months of 2007 and 78% for the full-year 2007.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler LLC (Chrysler) were approximately 11% of our total net sales in the first nine months of 2008 as compared to 12% for the first nine months of 2007 and the full-year 2007.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), SsangYong Motor Company, Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd., Koyo Machine Industries Co., Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM were $433.4 million in the first nine months of 2008 as compared to $562.1 million for the first nine months of 2007.

  In the second quarter of 2008, we resolved an 87 day strike called by the International UAW at our original U.S. locations in Michigan and New York. The new labor agreements negotiated for these locations substantially improved our operating flexibility and U.S. labor cost structure from the previous agreements. The details of these new agreements are further described in the section entitled “RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007.”

        In addition, we continued our ongoing restructuring efforts in the first nine months of 2008 in order to realign and resize our production capacity and cost structure to meet current and projected operational and market demands. As a result of these restructuring actions, we incurred significant special charges and non-recurring operating costs in the three and nine months ended September 30, 2008. The impact of these charges is explained in the section entitled “RESULTS OF OPERATIONS.”

Our largest customers continue to react to current market conditions such as lower projected U.S. industry volumes and rapid shifts in consumer preferences away from products that we support. GM recently announced and accelerated plans to significantly reduce production capacity for several of AAM’s major light truck product programs in response to the market changes described above.  AAM will continue to evaluate market conditions and our underutilized U.S. capacity and may take further restructuring actions. These potential future actions could result in future special charges, including additional asset impairments.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales  Net sales were $528.1 million in the third quarter of 2008 as compared to $774.3 million in the third quarter of 2007.

As compared to the third quarter of 2007, our sales in the third quarter of 2008 reflect a decrease of approximately 44% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 43% in products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the general decline in consumer spending as a result of the deteriorating global economic conditions and uncertain credit markets, the reduction in consumer demand for the customer programs we support and customer decisions to restrict production and reduce inventories of unsold vehicles.

  Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 11.6% to $1,453 in the third quarter of 2008 as compared to $1,303 in the third quarter of 2007.  The increase is due to higher customer pricing pass throughs (including metal market adjustments), increased content on the GM full-size programs and mix shifts favoring full-size trucks and SUV programs.  Our 4WD/AWD penetration rate was 62.4% in the third quarter of 2008 as compared to 62.8% in the third quarter of 2007.

Gross Profit (Loss) Gross profit (loss) was a loss of $378.4 million in the third quarter of 2008 as compared to profit of $81.2 million in the third quarter of 2007.  Gross margin was negative 71.7% in the third quarter of 2008 as compared to 10.5% in the third quarter of 2007.  The decrease in gross profit and gross margin in the third quarter of 2008 reflects the impact of lower sales and special charges and other non-recurring operating costs, as shown below (in millions):

Asset impairments and indirect inventory obsolescence	$255.9
U.S. hourly workforce and benefit reductions	83.7
Acceleration of the Buydown Program (BDP) expense	51.9
Signing bonus	0.4
U.S. salaried workforce reductions	0.9
Other	6.6
Total special charges and non-recurring operating costs	$399.4

U.S. hourly workforce and benefit reductions  We offered the SSP to UAW represented associates at the original U.S. locations in the second quarter of 2008.  Under this voluntary separation program, we offered retirement and buyout incentives to approximately 3,650 eligible hourly associates.  We recorded a special charge of $83.7 million for this program in the third quarter of 2008 for associates who have accepted the SSP subsequent to June 30, 2008.  This charge includes $99.6 million related to estimated postemployment costs, $24.1 million of special termination pension and other postretirement benefits (OPEB) and a credit of $40.0 million for the curtailment of certain pension and OPEB.

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

        In the third quarter of 2008, we identified these additional impairment indicators:

•
the general decline in consumer spending as a result of the deteriorating global economic conditions and uncertain credit markets, which further negatively affected our projected future production requirements;

•	the announcement of accelerated customer production capacity reductions for programs that we support; and
•	future sourcing and product planning decisions that were announced and communicated by some of our customers in the third quarter of 2008, which adversely affected our Colfor Manufacturing subsidiary.

We recorded asset impairment charges of $246.5 million in the third quarter of 2008 associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use” as of September 30, 2008.  We also reduced the remaining useful lives of certain “held for use” assets as part of this analysis.

As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other materials classified as indirect inventory was determined to be obsolete. We recorded a charge of $9.4 million related to the write down of the net book value of these assets to their estimated net realizable value at September 30, 2008.

Acceleration of the BDP expense  In the third quarter of 2008, we recorded a special charge of $51.9 million for the estimated amount of BDP payments to be paid to permanently idled associates throughout the new labor agreements.   This represents management’s best estimate of the portion of the total buydown payment that will not result in a future benefit to the Company.

Signing bonus  In the third quarter of 2008, we recorded a special charge of $0.4 million of lump-sum ratification bonuses to certain associates represented by the International Association of Machinists (IAM).

U.S salaried workforce reductions  In the third quarter of 2008, we recorded a special charge to cost of sales of $0.9 million for our salaried workforce reductions.  This relates primarily to the proportional amount of expense for service related to future transition payments to salaried workers at our facilities under plant closure agreements.

Other  Other special charges and nonrecurring operating costs of $6.6 million primarily includes plant closure costs, charges related to the redeployment of assets to support capacity utilization initiatives, estimated postemployment benefits to be paid to associates in our European operations and restructuring accrual adjustments.

Gross profit in the third quarter of 2007 includes $7.8 million in special charges, primarily related to the redeployment of assets to support capacity utilization initiatives.

  Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $43.0 million or 8.1% of net sales in the third quarter of 2008 as compared to $52.0 million or 6.7% of net sales in the third quarter of 2007.   The decrease in SG&A in the third quarter of 2008 reflects lower profit sharing accruals and stock based compensation expense.  SG&A in the third quarter of 2008 includes a credit of $1.4 million which primarily relates to adjustments to the accrual for estimated postemployment costs related to salaried workforce reductions.  R&D was $21.2 million in the third quarter of 2008 as compared to $22.2 million in the third quarter of 2007.

Operating Income (Loss)  Operating income (loss) was a loss of $421.4 million in the third quarter of 2008 as compared to income of $29.2 million in the third quarter of 2007.  Operating margin was negative 79.8% in the third quarter of 2008 as compared to 3.8% in the third quarter of 2007.  The decreases in operating income and operating margin were due to the factors discussed in Gross Profit (Loss).

Interest Expense  Interest expense was $18.0 million in the third quarter of 2008 as compared to $14.6 million in the third quarter of 2007.  The increase in interest expense reflects higher average borrowings in the third quarter of 2008 compared to the third quarter of 2007, which was partially offset by the effects of lower average interest rates and higher average cash balances in the third quarter of 2008 as compared to the third quarter of 2007.

Investment Income (Loss)  Investment income (loss) was a loss of $3.7 million in the third quarter of 2008 as compared to income of $3.1 million in the third quarter of 2007.  Investment income (loss) includes dividends earned on cash and cash equivalents during the period.  Investment loss in the third quarter of 2008 also includes a loss of $5.4 million for a decline in the net asset value of certain short-term investments as of September 30, 2008.

Other Expense  Other expense was $1.4 million in the third quarter of 2008 as compared to $1.2 million in the third quarter of 2007.

Income Tax Expense (Benefit)  Income tax expense (benefit) was a benefit of $3.4 million in the third quarter of 2008 as compared to expense of $3.0 million in the second quarter of 2007.  Our effective income tax rate was 0.8% in the third quarter of 2008 as compared to 18.2% in the third quarter of 2007.  The effective tax rate in the third quarter of 2008 reflects the impact of not recording an income tax benefit for current tax losses in the U.S.

Net Income (Loss) and Earnings (Loss) Per Share (EPS)  Net income (loss) was a loss of $440.9 million in the third quarter of 2008 as compared to income of $13.5 million in the third quarter of 2007.  Diluted earnings (loss) per share was a loss of $8.54 in the third quarter of 2008 as compared to earnings of $0.25 in the third quarter of 2007.  Net income (loss) and EPS for the third quarters of 2008 and 2007 were primarily impacted by the factors discussed in Net Sales, Gross Profit (Loss) and Income Tax Expense (Benefit).

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Impact and Resolution of International UAW Strike

  On February 25, 2008, the four-year master labor agreement between AAM and the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) that covered approximately 3,650 associates at our original five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement. On May 23, 2008, UAW represented associates at these locations ratified the master and local labor agreements. The strike had a significant adverse impact on the results of operations for the nine months ended September 30, 2008, as shown below (in millions):

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

•
created an involuntary Buydown Program (BDP), which was initiated for associates that do not elect to participate in the SSP.  Under the BDP, we will make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease.  The total buydown payments are expected to average approximately $91,000 per associate and will not exceed $105,000 per associate;

•	included the closure of our Buffalo Gear, Axle & Linkage facility (Buffalo) and Tonawanda and Detroit forging facilities within the next six to twelve months; and
•	provided improved operating flexibility through Innovative Operating Agreements.

        We incurred significant special charges and other operating costs related to the SSP and BDP in the first nine months of 2008.  We currently expect the total cost of the SSP and BDP to be approximately $425 million.  In addition, we expect a total credit for related pension and OPEB curtailments of approximately $80 million.

These new labor agreements will structurally and permanently reduce our U.S. labor cost structure.  We expect to achieve total annual structural cost reductions of up to $300 million resulting from these agreements.

Net Sales  Net sales were $1,606.2 million in the first nine months of 2008 as compared to $2,493.0 million in the first nine months of 2007.  We estimate the adverse impact of the International UAW strike on net sales in the first nine months of 2008 was $414.0 million.

As compared to the first nine months of 2007, our sales in the first nine months of 2008 reflect a decrease of approximately 42% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 47% in products supporting GM’s mid-size light truck and SUV programs.  In addition to the strike called by the International UAW, these decreases reflect the general decline in consumer spending as a result of the deteriorating global economic conditions and uncertain credit markets, the reduction in consumer demand for the customer programs we support and customer decisions to restrict production and reduce inventories of unsold vehicles.

  Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 5.3% to $1,360 in the first nine months of 2008 as compared to $1,291 in the first nine months of 2007.  The increase is due to higher customer pricing pass throughs (including metal market adjustments), increased content on the GM full-size programs and mix shifts favoring full-size trucks and SUV programs.  This increase also reflects an increase in our 4WD/AWD penetration rate, which was 64.5% in the first nine months of 2008 as compared to 63.5% in the first nine months of 2007.

Gross Profit (Loss) Gross profit (loss) was a loss of $893.6 million in the first nine months of 2008 as compared to profit of $280.2 million in the first nine months of 2007.  Gross margin was negative 55.6% in the first nine months of 2008 as compared to 11.2% in the first nine months of 2007.  The decrease in gross profit and gross margin in the first nine months of 2008 reflects the impact of the International UAW strike, which is estimated at $129.4 million, lower sales, and special charges and other non-recurring operating costs, as shown below (in millions):

Asset impairments, indirect inventory obsolescence and idle leased assets	$585.8
U.S. hourly workforce and benefit reductions	221.0
Acceleration of BDP expense	51.9
Signing bonus	19.5
Supplemental Unemployment Benefits (SUB)	18.0
U.S. salaried workforce reductions	7.0
Other	17.5
Total special charges and non-recurring operating costs	$920.7

U.S. hourly workforce and benefit reductions  We offered the SSP to UAW represented associates at the original U.S. locations in the second quarter of 2008.  Under this voluntary separation program, we offered retirement and buyout incentives to approximately 3,650 eligible hourly associates.  In addition, certain IAM represented associates at our facilities under plant closure agreement became eligible for termination benefits.  We recorded special charges of $221.0 million in the first nine months of 2008 for these hourly workforce reductions.  These charges include $218.7 million related to estimated postemployment costs, $61.7 million of special and contractual termination pension and other postretirement benefits (OPEB) and a credit of $59.4 million for the curtailment and settlement of certain pension and OPEB.

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

        In the third quarter of 2008, we identified these additional impairment indicators:

•
the general decline in consumer spending as a result of the deteriorating global economic conditions and uncertain credit markets, which further negatively affected our projected future production requirements;

•	the announcement of accelerated customer production capacity reductions for programs that we support; and
•	future sourcing and product planning decisions that were announced and communicated by some of our customers in the third quarter of 2008, which adversely affected our Colfor Manufacturing subsidiary.

We recorded asset impairment charges of $541.3 million in the first nine months of 2008 associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use” as of September 30, 2008.  We also reduced the remaining useful lives of certain “held for use” assets as part of this analysis.

As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other materials classified as indirect inventory was determined to be obsolete. We recorded a charge of $39.8 million in the first nine months of 2008 related to the write down of the net book value of these assets to their estimated net realizable value at September 30, 2008.

We also recorded a special charge of $4.7 million for the fair value of obligations for assets under operating leases that were idled in the first nine months of 2008.

Acceleration of the BDP expense  In the third quarter of 2008, we recorded a special charge of $51.9 million for the estimated amount of BDP payments to be paid to permanently idled associates throughout the new labor agreements.   This represents management’s best estimate of the portion of the total BDP payments that will not result in a future benefit to the Company.

Signing Bonus  As part of our new labor agreements, we recorded a special charge of $19.5 million of lump-sum ratification bonuses paid to UAW and IAM represented associates in the first nine months of 2008.

SUB  In the first nine months of 2008, we recorded a special charge of $18.0 million relating to supplemental unemployment benefits (SUB) to be payable to current UAW represented associates during the new labor agreements that expire in February 2012.  The new labor agreements between AAM and the International UAW contain a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  Under the new agreement, our obligation for SUB payments is limited to $18.0 million.   Once this limit is reached, the SUB program will be terminated.  As of September 30, 2008, it was probable and estimable that we will pay the full amount during the contract period.

U.S. salaried workforce reductions  In the second quarter of 2008, we also approved a plan to reduce the salaried workforce by approximately 350 associates in the U.S.  We recorded a special charge to cost of sales of $7.0 million for this reduction.

Other Other special charges and nonrecurring operating costs of $17.5 million primarily includes plant closure costs, charges related to the redeployment of assets to support capacity utilization initiatives, estimated postemployment benefits to be paid to associates in our European operations and restructuring accrual adjustments.

Gross profit in the first nine months of 2007 includes $17.7 million in special charges, which includes $7.2 million of costs related to redeployment of assets to support capacity utilization initiatives and $10.5 million of costs related to attrition program activity.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $137.3 million or 8.5% of net sales in the first nine months of 2008 as compared to $155.1 million or 6.2% of net sales in the first nine months of 2007.  The decrease in SG&A in the first nine months of 2008 reflects lower profit sharing accruals and stock based compensation expense.  SG&A in the first nine months of 2008 includes $2.0 million of special charges primarily related to the estimated postemployment costs related to salaried workforce reductions.  R&D was $63.4 million in the first nine months of 2008 as compared to $61.9 million in the first nine months of 2007.

Operating Income (Loss)  Operating income (loss) was a loss of $1,030.9 million in the first nine months of 2008 as compared to income of $125.1 million in the first nine months of 2007.  Operating margin was negative 64.2% in the first nine months of 2008 as compared to 5.0% in the first nine months of 2007.  The decreases in operating income and operating margin were due to the factors discussed in Gross Profit (Loss).

Interest Expense  Interest expense was $48.4 million in the first nine months of 2008 as compared to $46.8 million in the first nine months of 2007.  The increase in interest expense reflects higher average borrowings in the first nine months of 2008 compared to the first nine months of 2007, which was partially offset by the effects of lower average interest rates and higher average cash balances in the first nine months of 2008 as compared to the first nine months of 2007.

Investment Income  Investment income was $0.5 million in the first nine months of 2008 as compared to $6.0 million in the first nine months of 2007.  Investment income includes dividends earned on cash and cash equivalents during the period.  Investment income in the first nine months of 2008 also includes a loss of $5.4 million for the decline in the net asset value of certain short-term investments as of September 30, 2008.

Other Income (Expense)  Other income (expense) was income of $0.2 million in the first nine months of 2008 as compared to expense of $5.4 million in the first nine months of 2007.  Other expense in the first nine months of 2007 includes the expense of $5.5 million of unamortized debt issuance costs and premiums in the first nine months of 2007 related to the voluntary prepayment of our Term Loan due 2010.

         Income Tax Expense  In the second quarter of 2008, several events occurred that led us to significantly revise the near-term projected future operating results of our U.S. operations.  These events included:

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

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets as of June 30, 2008, based on the revised near-term projected future operating results of our U.S. operations.  We concluded that it is no longer “more likely than not” that we will realize our net deferred assets in the U.S. and recorded a charge to income tax expense in the second quarter of 2008 of $54.4 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance of $366.7 million as of September 30, 2008 to offset the deferred tax benefits resulting from U.S. losses incurred in the second and third quarters of 2008.

If, in the future, we generate taxable income in the U.S. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.

Income tax expense was $33.8 million in the first nine months of 2008 as compared to $15.1 million in the first nine months of 2007.  Our effective income tax rate was negative 3.1% in the first nine months of 2008 as compared to 19.1% in the first nine months of 2007.  Our income tax expense and effective tax rate for the first nine months of 2008 reflects the effect of the valuation allowance that was recorded in the second quarter of 2008 and the ongoing impact of this allowance in the third quarter of 2008.

Net Income (Loss) and Earnings (Loss) Per Share (EPS)  Net income (loss) was a loss of $1,112.2 million in the first nine months of 2008 as compared to income of $63.8 million in the first nine months of 2007.  Diluted earnings (loss) per share was a loss of $21.55 in the first nine months of 2008 as compared to earnings of $1.21 in the first nine months of 2007.  Net income (loss) and EPS for the first nine months of 2008 and 2007 were primarily impacted by the factors discussed in Net Sales, Gross Profit (Loss) and Income Tax Expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and working capital investments.  We also need to fund ongoing attrition programs as well as restructuring programs included in the new labor agreements with the International UAW.  We believe that operating cash flow, available cash, cash equivalent and short-term investment balances and borrowings under our Revolving Credit Facility will be sufficient to meet these needs.  On November 7, 2008, we amended our existing Revolving Credit Facility.  Refer to the "Financing Activities" section below for more information on the amendment.

Operating Activities  Net cash used in operating activities was $97.3 million in the first nine months of 2008 as compared to net cash provided by operating activities of $331.6 million in the first nine months of 2007.  This was mainly a result of lower sales and payments related to our restructuring actions.  In the first nine months of 2008, we made cash payments of $120.1 million related to restructuring actions as compared to $31.9 million in the first nine months of 2007.  In addition, we paid $50.8 million for the first lump-sum BDP payment and $19.5 million of signing bonus to UAW and IAM represented associates in the first nine months of 2008.

We expect to fund approximately $275 million to $300 million in 2008 related to SSP and BDP obligations in 2008.  The remainder of the payments under these programs will be made between 2009 and 2012.

Investing Activities  Net cash used in investing activities was $217.7 million in the first nine months of 2008 as compared to $132.9 million in the first nine months of 2007.  Capital expenditures were $102.8 million in the first nine months of 2008 as compared to $132.9 million in the first nine months of 2007.  We expect our capital spending in 2008 to be approximately $150 million.  These expenditures include support for the future launch of new vehicle programs within our business backlog and the expansion of our global manufacturing footprint.

In the third quarter of 2008, certain money-market and other similar funds that we invest in temporarily suspended redemptions. Accordingly, we reclassified $117.2 million from cash and cash equivalents to short-term investments on our Condensed Consolidated Balance Sheet as of September 30, 2008.  The decrease in cash and cash equivalents that occurred as a result of this reclassification is classified as a cash outflow from investing activities on our Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2008.

Financing Activities  Net cash provided by financing activities was $426.4 million in the first nine months of 2008 as compared to $149.3 million in the first nine months of 2007.  Total long-term debt outstanding increased $442.7 million in the first nine months of 2008 to $1,300.8 million as compared to $858.1 million at year-end 2007.  The increase in debt relates principally to higher borrowing under the Revolving Credit Facility.

At September 30, 2008, we had $105.2 million available under the Revolving Credit Facility.  This availability reflects a reduction of $44.8 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities to finance working capital needs.  At September 30, 2008, $42.4 million was outstanding and $95.3 million was available under such agreements.

        On November 7, 2008, we amended our existing Revolving Credit Facility to extend certain of the revolving credit commitments thereunder from April 2010 to December 2011, among other things.  After giving effect to a 25% commitment reduction for lenders consenting to the amendment, the amended Revolving Credit Facility will provide up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.

        Under the amended Revolving Credit Facility, we will be required to comply with revised financial covenants related to secured indebtedness leverage and interest coverage.  The amended Revolving Credit Facility imposes limitations on our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions or sell assets.   Borrowings under the  amended Revolving Credit Facility will continue to bear interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  The applicable margin for a LIBOR based loan for lenders who have consented to the amendment is currently 500 basis points.  The applicable margin did not change for lenders who have not consented.  All borrowings under the amended Revolving Credit Facility are subject to a collateral coverage test.

       The amended Revolving Credit Facility is secured by a pledge of all or a portion of the capital stock of certain of our subsidiaries, including substantially all of our first-tier subsidiaries, and is partially secured by a security interest in our assets and the assets of our domestic subsidiaries.  In addition, obligations under the amended Revolving Credit Facility are guaranteed by our U.S. subsidiaries, all of which are directly owned by the borrower.

        The Term Loan due 2012 will share in the guarantees and the collateral package offered in exchange for the amendment equally and ratably, in accordance with the terms of the agreement.  The amendment had no effect on the maturity of the Term Loan due 2012.

In the first nine months of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017.  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million related to the 7.875% Notes in 2007.

        The weighted-average interest rate of our long-term debt outstanding in the first nine months of 2008 was 7.2% as compared to 8.2% for the year ended December 31, 2007.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first nine months of 2008, and we do not expect such expenditures to be significant for the remainder of 2008.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 is effective for us retrospectively on January 1, 2009 and we are currently assessing the impact of this FSP.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  At September 30, 2008, we had currency forward contracts with a notional amount of $53.5 million outstanding.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreement as an adjustment to interest expense over the lives of the debt agreements.  We have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $200.0 million.  This notional amount reduces to $100.0 million in December 2008 and expires in April 2010.  The interest rate swap converts variable rate financing based on 3-month LIBOR into fixed U.S. dollar rates. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at September 30, 2008) on our long-term debt outstanding at September 30, 2008 would be approximately $5.4 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2008, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

       Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2007 (“Form 10-K”). The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information or to reflect subsequent events.

       Changes in general economic conditions may have an adverse impact on our operating performance and results of operations and our customers’ operating performance and results of operations, which may affect our ability and our customers’ ability to raise capital.

       The recent global financial crisis has impacted our business and our customers’ business in the U.S. and globally.  Longer term disruptions in the capital and credit markets could adversely affect our customers' and our ability to access needed liquidity for working capital.  In addition, purchases of our customers' products may be limited by their customers ability to obtain adequate financing for such purchases.  Continued weakness in the U.S. or global economy that results in a significant reduction of automotive production and sales by our largest customers may continue to adversely affect our business, financial condition and results of operations.  Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

        In addition, any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability and our customers’ ability to raise capital on favorable terms.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purpose not satisfied by cash-on-hand or operating cash flows.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could impact our ability to sustain and grow our businesses and would likely increase our capital costs.

        Our business may be adversely affected by a violation of financial covenants.

        Our Amended and Restated Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”) contains revised financial covenants related to secured indebtedness leverage and interest coverage. The Amended and Restated Revolving Credit Facility imposes limitations on our ability to make certain investments, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions of sell all or substantially all of our assets.  Obligations under the Amended and Restated Revolving Credit Facility are guaranteed by our U.S. subsidiaries.  In addition, the Amended and Restated Revolving Credit Facility is secured by all or substantially all of our assets, the assets of AAM and each guarantor’s assets, including a pledge of capital stock of our U.S. subsidiaries and a portion of the capital stock of the first tier foreign subsidiaries of AAM, Inc. and each guarantor.  A violation of any of these covenants or agreements could result in a default under this facility, which would permit the lenders to accelerate the repayment of any borrowings outstanding at that time and levy on the collateral package granted in connection with the Amended and Restated Revolving Credit Facility.  A default or acceleration under the Amended and Restated Credit Facility may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries and guarantors’ ability to operate their business and our results of operations and financial condition.  For more information regarding the materials terms of the Amended and Restated Revolving Credit Facility please refer to our Current Report on Form 8-K filed with the SEC on November 10, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2008, we withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock.   The following table provides information about our equity security purchases during the quarter ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2008	-	$-	-	-
August 2008	2,630	5.77	-	-
September 2008	829	5.47	-	-
Total	3,459	$5.70	-	-

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
November 10, 2008

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