Form 10-K
period 2008-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2009-03-13
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2008

or

     ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes   ☐       No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes   ☐     No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer    ☐          Accelerated filer      ☑              Non-accelerated filer    ☐          Smaller reporting company   ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No     ☑

The closing price of the Common Stock on June 30, 2008 as reported on the New York Stock Exchange was $7.99 per share and the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $368.8 million.

As of March 10, 2009, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 55,477,525 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2008 and Proxy Statement for  use in connection with its Annual Meeting of Stockholders to be held on April 30, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A and 8, 9, 9A, 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2008

			Page Number
Part I	Item 1	Business	1
	Item 1A	Risk Factors	3
	Item 1B	Unresolved Staff Comments	6
	Item 2	Properties	7
	Item 3	Legal Proceedings	8
	Item 4	Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant	8

Part II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
	Item 6	Selected Financial Data	13
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	32
	Item 8	Financial Statements and Supplementary Data	33
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
	Item 9A	Controls and Procedures	72
	Item 9B	Other Information	72

Part III	Item 10	Directors, Executive Officers and Corporate Governance	72
	Item 11	Executive Compensation	72
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
	Item 13	Certain Relationships and Related Transactions, and Director Independence	72
	Item 14	Principal Accounting Fees and Services	72

Part IV	Item 15	Exhibits and Financial Statement Schedules	73

Exhibit 10.60		Form of 2009 Deferred Compensation Award Agreement
Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 18		Preferability Letter from Independent Registered Public Accounting Firm
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________________________________________________________________________________________________________________________
________________________________________________________________Part I___________________________________________________________________

Item 1.    Business

(a)	General Development of Business

General

As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “AAM” mean American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries and predecessors, collectively.

We are a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.

        Holdings, a Delaware corporation, is a successor to American Axle & Manufacturing of Michigan, Inc., a Michigan corporation, pursuant to a migratory merger between these entities in 1999.

(b)	Financial Information About Segments

      See Note 13 - Segment and Geographic Information of Item 8 – “Financial Statements and Supplementary Data” included in this report.

        (c)   Narrative Description of Business

Company Overview

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 74% of our total net sales in 2008, 78% in 2007 and 76% in 2006.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler LLC (Chrysler) were approximately 10% of our total net sales in 2008, 12% in 2007 and 14% in 2006.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Hino Motors Ltd. and Jatco Ltd.  Our net sales to customers other than GM and Chrysler were approximately 16% of sales in 2008 as compared to 10% in 2007 and 2006.

Our principal served market of $37 billion, as estimated based on information available at the end of 2007, is the global driveline market which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2008	2007	2006
Axles and driveshafts	79.2%	84.4%	85.0%
Chassis components, forged products and other	20.8%	15.6%	15.0%
Total	100.0%	100.0%	100.0%

Industry Trends and Competition

See Item 7, “Management’s Discussion and Analysis – Industry Trends and Competition.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs.  Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.

For further information regarding productive materials, see Item 7, “Management’s Discussion and Analysis – Industry Trends and Competition.”

Research and Development (R&D)

Since March 1, 1994, we have spent approximately $765 million in R&D focusing on new product, process and system technology development.  We plan to continue to invest in the development of new products, processes and systems to improve efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2008, R&D spending was $85.0 million as compared to $80.4 million in 2007 and $83.2 million in 2006.  The focus of this investment continues to be developing innovative driveline and drivetrain systems and related components for light trucks, passenger cars, SUVs, crossover vehicles and commercial vehicles in the global marketplace.  Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, halfshafts, torque transfer devices, and front and rear drive axles.  We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid vehicle systems.  Special focus is also placed on the development of products and systems that provide our customers with efficiency and fuel economy advancements.  Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

Backlog

We typically enter into agreements with our customers to provide axles or other driveline or drivetrain products for the life of our customers’ vehicle programs.  Our new and incremental business backlog includes formally awarded programs and incremental content and volume including customer requested engineering changes.  Our backlog may be impacted by various assumptions, many of which are provided by our customers based on their long range production plans.  These assumptions include future production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

Our new and incremental business backlog was approximately $1.4 billion at December 31, 2008.  We expect to launch approximately $0.8 billion of our new and incremental business backlog in the 2009, 2010 and 2011 calendar years.  The balance of the backlog is planned to launch in 2012 and 2013.  Approximately 60% of our new business backlog relates to RWD and AWD applications for passenger cars and crossover vehicles.  Approximately 50% of our new business backlog will be for end use markets outside of North America and approximately 85% of our new business backlog has been sourced to our non-U.S. facilities.  Our backlog associated with GM as of December 31, 2008 was approximately $1 billion.

Patents and Trademarks

We maintain and have pending various U.S. and foreign patents, trademarks and other rights to intellectual property relating to our business, which we believe are appropriate to protect our interest in existing products, new inventions, manufacturing processes and product developments.  We do not believe that any single patent or trademark is material to our business nor would expiration or invalidity of any patent or trademark have a material adverse effect on our business or our ability to compete.

Cyclicality and Seasonality

See Item 7, “Management’s Discussion and Analysis – Cyclicality and Seasonality.”

Environmental Matters

See Item 7, “Management’s Discussion and Analysis – Disputes and Legal Proceedings.”

Associates

As of December 31, 2008, we employed approximately 7,250 associates, approximately 3,650 of which are employed in the U.S.  Approximately 2,220 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW).  Approximately 1,575 associates represented by the UAW at our original facilities in Michigan and New York are subject to a collective bargaining agreement that expires February 25, 2012.  An additional 645 associates at our MSP Industries Corporation and Colfor Manufacturing, Inc. subsidiaries are represented by the UAW under collective bargaining agreements that expire April 17, 2013 and June 2, 2010, respectively.  Approximately 35 associates are represented by the International Association of Machinists (IAM) under a collective bargaining agreement which runs through May 3, 2009.  In addition, approximately 215 associates at our Albion Automotive subsidiary, approximately 2,235 associates at our Guanajuato Manufacturing Complex and approximately 345 associates at our Araucaria Manufacturing Facility majority-owned subsidiary are represented by labor unions that are subject to collective bargaining agreements.  The collective bargaining agreement at Albion may be modified upon agreement by the parties and the agreements in Mexico and Brazil expire annually.

Credit and Working Capital Practices

See Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources.”

(d)	Financial Information About Geographic Areas

International operations are subject to certain additional risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

For further financial information regarding foreign and domestic sales and export sales, see Note 13 - Segment and Geographic Information of Item 8 – “Financial Statements and Supplementary Data” included in this report.

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

        Our business could be adversely affected if GM and/or Chrysler filed for bankruptcy or were unable to comply with the terms of the Secured Term Loan Facility provided by the U.S. Treasury and any additional requirements of the Troubled Asset Relief Program (TARP).

 In the fourth quarter of 2008, both GM and Chrysler publicly announced that they would not be able to meet near-term working capital requirements without additional private funding, which seemed unlikely based on the distress in the credit markets, or assistance from the federal government.  Both GM and Chrysler secured financing commitments by entering into loan agreements with the U.S. Treasury and began borrowing under those agreements in the fourth quarter of 2008.  These loan agreements are conditioned upon submitting viable plans of reorganization and sustainability to the President of the United States in the first quarter of 2009.  On February 17, 2009, both companies submitted their viability plans and are required to provide a progress report of their viability plan by March 31, 2009.  If the U.S. government does not approve of the submitted plans, it may accelerate the repayment of the loans provided to either or both companies.

Even if the U.S. government allows the loans provided to GM and Chrysler to remain outstanding, it is not certain that the loans will be sufficient to meet their working capital requirements in 2009 or future periods.  As part of their viability plans, both companies have requested additional funding from the U.S. government to cover near-term liquidity requirements.  It is possible that additional funding, public or private, would not be available to meet these needs.

If either GM or Chrysler is unable to continue operations, we could suffer unfavorable consequences, such as payment delays, inability to collect trade and other accounts receivable, price reductions, production volume declines or the failure to honor contractual commitments including sourcing decisions and financial obligations.

        General economic conditions may have an adverse impact on our operating performance and results of operations and our customers’ operating performance and results of operations, which may affect our ability and our customers’ ability to raise capital.

The recent global financial crisis has impacted our business and our customers’ business in the U.S. and globally.  Longer term disruptions in the capital and credit markets could further adversely affect our customers' and our ability to access needed liquidity for working capital. Sustained weakness in general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability and our customers’ ability to raise capital on favorable terms.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purpose not satisfied by cash-on-hand or operating cash flows.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could adversely impact our ability to sustain our businesses and would likely increase our capital costs.

In addition, purchases of our customers' products may be limited by their customers’ inability to obtain adequate financing for such purchases.  Continued weakness or deteriorating conditions in the U.S. or global economy that results in further reduction of automotive production and sales by our largest customers may continue to adversely affect our business, financial condition and results of operations.  Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

        Our financial condition and operations may be adversely affected by a violation of financial and other covenants.

        Our Amended and Restated Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”) contains revised financial covenants related to secured indebtedness leverage and interest coverage. The Amended and Restated Revolving Credit Facility and our existing Term Loan Facility (the “Term Loan Facility”) impose limitations on our ability to make certain investments, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, merge, make acquisitions or sell all or substantially all of our assets.  The Amended and Restated Revolving Credit Facility and Term Loan Facility also include customary events of default.  Obligations under the Amended and Restated Revolving Credit Facility and the Term Loan facility are guaranteed by our U.S. subsidiaries.  In addition, the Amended and Restated Revolving Credit Facility and the Term Loan Facility are secured by all or substantially all of our assets, the assets of AAM and each guarantor’s assets, including a pledge of capital stock of our U.S. subsidiaries and a portion of the capital stock of the first tier foreign subsidiaries of AAM, Inc. and each guarantor.  A violation of any of these covenants or agreements could result in a default under these facilities, which could permit the lenders to accelerate the repayment of any borrowings outstanding at that time and levy on the collateral package granted in connection with the Amended and Restated Revolving Credit Facility and the Term Loan Facility. A default or acceleration under the Amended and Restated Credit Facility or the Term Loan Facility may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries and guarantors’ ability to operate their business and our results of operations and financial condition.

Our business could be adversely affected by the cyclical nature of the automotive industry.

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors, such as credit availability, interest rates, fuel prices and consumer confidence.  The current cyclical downturn has been exacerbated by a rapid and severe economic decline in the U.S. and globally.  Our business may be further adversely affected by continued economic decline that results in a further reduction of automotive production and sales by our largest customers.  Our business may also be adversely affected by reduced demand for the product programs we currently support, or if we fail to obtain sales orders for new or redesigned products that replace our current product programs.

        Our business is significantly dependent on sales to GM and Chrysler.

We are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 74% of our total net sales in 2008, 78% in 2007 and 76% in 2006.  Further reduction in our sales to GM or further reduction by GM of its production of RWD light trucks or SUVs could have a material adverse effect on our results of operations and financial condition.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pick up trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler accounted for approximately 10% of our net sales in 2008, 12% in 2007 and 14% in 2006.  Further reduction in our sales to Chrysler or further reduction by Chrysler of its production of the Dodge Ram program could have a material adverse effect on our results of operations and financial condition.

 Our business is dependent on the rear-wheel drive light truck and SUV market segments in North America.

A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms in North America. Sales and production of light trucks and SUVs are being affected by many factors, including changes in consumer demand; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; and government regulation, such as the Corporate Average Fuel Economy regulations (CAFE) and related emissions standards promulgated by federal and state regulators. In 2007, the U.S. Congress enacted legislation increasing the U.S. fuel-economy standard industry average to 35 miles per gallon by year 2020 and the current legislative body continues to pursue more aggressive standards at a federal and/or state level. Our customers are currently assessing the impact of these regulations including consumer preferences and demand for vehicles which may have an adverse impact on the programs we currently supply. A reduction in this market segment could have a material adverse impact on our results of operations and financial condition.

We may undertake further restructuring actions.

We have initiated restructuring actions in recent years in order to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements.  We may need to take further actions and the charges related to these actions may have a material adverse effect on our results of operations and financial condition.

Our common stock may be delisted from the New York Stock Exchange (NYSE).

On February 27, 2009, we were notified by the NYSE that we had fallen below NYSE’s continued listing standard related to total market capitalization and stockholders’ equity. The NYSE requires, among other things, that the average market capitalization of a listed company be not less than $75 million over a consecutive 30 trading-day period and that stockholders’ equity be not less than $75 million. We intend to submit a plan to the NYSE, within the required 45 day period, to demonstrate our ability to achieve compliance with the continued listing standards within the allotted 18 month cure period.  It is not certain that we will be able to successfully implement this plan within the time allotted.  In addition, it is possible that we may fall below other continued listing standards.  Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might be adversely affected.  Delisting could also make it more difficult for us to raise additional capital.

        Our business could be adversely affected by the volatility in the price of raw materials.

Worldwide commodity market conditions have resulted in volatility in the cost of steel and other metallic materials in recent years.  Furthermore, the cost of such steel and metallic materials needed for our products may increase.  If we are unable to pass cost increases on to our customers, it could have a material adverse effect on our results of operations and financial condition.

       Our business could be adversely affected by disruptions in our supply chain.

We depend on a limited number of suppliers for certain key components and materials needed for our products.  We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources.  These supply chain characteristics make us susceptible to supply shortages and price increases.  In recent years, several of our direct material suppliers have filed for bankruptcy protection.  In addition, if GM or Chrysler were to file for bankruptcy protection, it might have a material adverse effect on our suppliers, causing us supply shortages.  There can be no assurance that the suppliers of these materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected if we fail to maintain satisfactory labor relations.

Substantially all of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements.  Substantially all of our hourly associates in the U.S. are represented by the International UAW.  Approximately 1,550 of our UAW represented associates are covered by new labor agreements that expire on February 25, 2012.  In the process of negotiating these agreements, the International UAW called a strike against AAM that lasted 87 days and significantly disrupted our operations and the operations of our customers and suppliers.  There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage that could have a material adverse impact on our results of operations and financial condition.  In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

Our business could be adversely affected by work stoppages at GM or Chrysler.

A substantial number of employees of our largest two customers, GM and Chrysler, and their key suppliers are represented by trade unions, including the International UAW.  Because sales to GM and Chrysler account for approximately 84% of our sales, work stoppages at GM, Chrysler or any of their key suppliers could adversely affect our results of operations and financial condition.

        Our company or our customers may not be able to successfully launch new product programs on a timely basis.

Certain of our customers are preparing to launch new product programs for which we will supply newly developed driveline system products and related components.  Some of these new product program launches have required, and will continue to require, substantial capital investment. We may not be able to install and certify the equipment needed to produce products for these new product programs in time for the start of production.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or any other future product programs.  Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities.  In addition, our customers may delay the launch or fail to successfully execute the launch of these product programs, or any additional future product program for which we will supply products.

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

The automotive industry is highly competitive. Our competitors include the driveline component manufacturing facilities controlled by certain existing original equipment manufacturers (OEMs), as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply.  Some of our competitors are affiliated with OEMs and others have economic advantages as compared to our business, such as patents, existing underutilized capacity and lower wage and benefit costs.  Technology, design, quality, delivery and cost are the primary elements of competition in our industry segment. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce cost.  These strategies include supply base consolidation and global sourcing.  Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not have.  Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

Our company’s global operations are subject to risks and uncertainties.

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

We have significant pension and other postretirement benefit obligations to certain of our associates and retirees. Our ability to satisfy the funding requirements associated with these obligations will depend on our cash flow from operations and our ability to access credit and the capital markets. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation.  Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets and the health care cost trend rate.   We have also assumed that GM will fulfill their obligation to share in the cost of providing other postretirement benefits to certain retirees pursuant to our 1994 Asset Purchase Agreement.  If the actual trends in these factors are less favorable than our assumptions, it could have an adverse affect on our results of operations and financial condition.

We may incur material losses and costs as a result of product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have also similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality, reliability and warrant performance.  This trend may also result in higher cost recovery claims by OEMs to suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced negligible warranty charges from our customers due to our contractual arrangements and the quality, warranty, reliability and durability performance of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations or financial condition.

We are also involved in various legal proceedings incidental to our business. Although we believe that none of these matters is likely to have a material adverse effect on our results of operations or financial condition, there can be no assurance as to the ultimate outcome of any such legal proceeding or any future legal proceedings.

         In light of current market and industry conditions, including the uncertainties regarding our customers’ ability to continue as going concerns, and other factors described in the accompanying audit report of our independent registered public accounting firm, there is a risk that disputes, claims or other demands may arise beyond what is ordinarily incidental to our business.  This includes disputes that may arise with lenders related to our continued compliance with the covenants in the Revolving Credit Facility and Term Loan agreements.

        Our business is subject to costs associated with environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  We believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The operation of our manufacturing facilities entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.    Properties

The following is a summary of our principal facilities:

Name	Sq. Feet	Type of Interest	Function
Detroit Manufacturing Complex Detroit, MI	2,455,000	Owned	Rear and front axles and steering linkages
Guanajuato Manufacturing Complex Guanajuato, Mexico	1,336,000	Owned	Rear axles and driveshafts, front axles, front auxiliary driveshafts and forging products
Three Rivers Manufacturing Facility Three Rivers, MI	806,000	Owned	Rear axles and driveshafts, front auxiliary driveshafts and universal joints
Colfor Manufacturing, Inc.
Malvern, OH	235,000	Owned	Forged products
Minerva, OH	190,000	Owned	Forged products
Salem, OH	175,000	Owned	Forged products
Albion Automotive
Glasgow, Scotland	464,000	Leased	Front and rear axles for medium and heavy-duty Trucks and buses
Lancashire, England	135,000	Leased	Crankshafts and fabricated parts
Araucária Manufacturing Facility Araucária, Brazil	345,000	Owned	Machining of forged and cast products
Corporate Headquarters Detroit, MI	252,000	Owned	Executive and administrative offices
Changshu Manufacturing Facility Changshu, China	191,000	Owned	Rear axles
MSP Industries Oxford, MI	125,000	Leased	Forged products
Cheektowaga Manufacturing Facility Cheektowaga, NY	116,000	Owned	Machining of forged products
Technical Center Rochester Hills, MI	109,000	Owned	R&D, design engineering, metallurgy, testing and validation
DieTronik Auburn Hills, MI	76,000	Owned	Tool & die manufacturer
Oxford Forge Oxford, MI	60,000	Owned	Forged products
AccuGear, Inc. Fort Wayne, IN	49,000	Owned	Forged and machined products
Detroit South Campus Detroit, MI	40,000	Owned	Quality engineering technical, process development and safety training centers
AAM Sona Manufacturing Facility Pantnagar, India	30,000	Owned	Rear axles
European Headquarters & Engineering Center Bad Homburg, Germany	24,000	Leased	European headquarters and technical center
Pune Business Office & Engineering Center Pune, India	18,000	Leased	Engineering, information technologies and support services
Olawa Manufacturing Facility Olawa, Poland	15,000	Owned	Transmission differentials

Item 3.  Legal Proceedings

See Item 7, “Management’s Discussion and Analysis – Disputes and Legal Proceedings.”

Item 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name __________	Age	Position
Richard E. Dauch .………………….….	66	Co-Founder, Chairman of the Board & Chief Executive Officer
David C. Dauch ………………………...	44	President & Chief Operating Officer
Yogendra N. Rahangdale………….……	61	Vice Chairman & Chief Technology Officer
John J. Bellanti…………………….……	54	Executive Vice President - Worldwide Operations
Michael K. Simonte………………..…...	45	Group Vice President - Finance & Chief Financial Officer
Mark S. Barrett…………………………	48	Vice President - Engineering & Product Development
David A. Culton………………………..	43	Vice President - Unibody Vehicle Business Unit
Michael C. Flynn…………………..……	51	Vice President - Global Procurement & Supply Chain Management
Curt S. Howell……………………..……	46	Vice President - Full Frame Vehicle Business Unit
John E. Jerge………………...………….	47	Vice President - Driveshaft & Halfshaft Business Unit
Patrick S. Lancaster……………….……	61	Vice President - Chief Administrative Officer & Secretary
Allan R. Monich ………………….……	55	Vice President - Quality Assurance & Customer Satisfaction
Steven J. Proctor…………………….….	52	President - AAM Asia, Vice President - AAM Corporate
Alberto L. Satine…………………..……	52	Vice President - Strategic & Business Development
Kevin M. Smith………………………...	47	Vice President - Mexico Operations
John S. Sofia………………………..…..	49	Vice President - Commercial Vehicle Business Unit
Norman Willemse………………….…..	52	Vice President - Global Metal Formed Product Business Unit

Richard E. Dauch, age 66, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000.  Prior to March 1994, he spent 12 years at the Chrysler Corporation, where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process. He is a retired officer from the Chrysler Corporation. Mr. Dauch’s last position at Chrysler, in 1991, was Executive Vice President of Worldwide Manufacturing.  Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has more than 44 years of experience in the automotive industry.  Mr. Dauch was named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturers’ Association, and the 1999 Michiganian of the Year by The Detroit News.  In 2003, he received the Harvard Business School of Michigan Business Statesman Award, the Ernst & Young Entrepreneur of the Year Award, and the Northwood University Outstanding Business Leader Award. In 2005, he received the CEO Legends Award from Automation Alley, and in 2006, he received the Shien-Ming Wu Foundation Manufacturing Leadership Award.  Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.), and currently serves on the Board of Directors of that organization. He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages.  Richard E. Dauch is the father of David C. Dauch.

David C. Dauch, age 44, has been President and Chief Operating Officer since June 2008.  Prior to that, he served as Executive Vice President & COO (since December 2007); Executive Vice President – Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing – Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996).  Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration.  Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager.  David C. Dauch is the son of Richard E. Dauch.

Yogendra (Yogen) N. Rahangdale, age 61, has been Vice Chairman & Chief Technology Officer since March 2008.  Prior to that, he served as Vice Chairman, a non-Board position (since December 2007); President & Chief Operating Officer (since October 2005); Executive Vice President - Operations & Planning (since May 2004); Executive Vice President & Chief Technology Officer (since September 2003); Group Vice President & Chief Technology Officer (since January 2001); Vice President, Manufacturing and Procurement Services (since March 2000); Vice President, Manufacturing Services (since April 1999); Executive Director, Manufacturing Services (since March 1998) and Director, Corporate Manufacturing Planning (since joining our Company in August 1995).  Prior to joining our Company, Mr. Rahangdale spent 12 years with Chrysler Corporation in a variety of positions including Manager, Paint & Energy Management.

John J. Bellanti, age 54, has been Executive Vice President – Worldwide Operations since October 2008.  Prior to that, he served as Group Vice President – Manufacturing Services, Capital Planning & Cost Estimating (since December 2007); Vice President – Manufacturing Services, Capital Planning & Cost Estimating (since July 2006); Vice President - Engineering & Chief Technology Officer (since May 2004); Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994).  Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager.  Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Michael K. Simonte, age 45, has been Group Vice President – Finance & Chief Financial Officer since December 2007. Simonte previously served as Vice President – Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. In that role, he coordinated all of the financial accounting, planning and reporting activities of the company until he was appointed as Treasurer in September 2002.  Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP.  Mr. Simonte is a certified public accountant.

Mark Barrett, age 48, has been Vice President – Engineering & Product Development since October 2008.  Prior to that, he served as Executive Director, Engineering & Product Development (since January 2008); Executive Director, Axle & Drivetrain (since November 2006); Executive Director, Powertrain, Driveshaft and Halfshaft Engineering (since January 2006); Executive Director, Released and Domestic Programs (since January 2004); Director, Mid Size Axle Programs (since December 1998) and Staff Project Engineer (since joining our Company in March 1994).  Prior to joining our Company, Mr. Barrett served at General Motors for 9 years in a variety of manufacturing and engineering positions.

David Culton, age 43, has been Vice President – Unibody Vehicle Business Unit since October 2008.  Prior to that, he served as Controller (since April 2007); Executive Director, Sales (since July 2006);  Director, Commercial Analysis (since August 2004); Director, Finance – Operations (Since June 2003); Finance Manager (since August 1999); and Assistant Finance Manager (since joining our Company in September 1998).  Prior to joining our Company, Mr. Culton served at Chrysler Corporation for 10 years in a variety of management, finance, engineering and manufacturing positions.

Michael C. Flynn, age 51, has been Vice President – Global Procurement & Supply Chain Management since December 2007. Prior to that, he served as Vice President - Procurement (since November 2005); Executive Director, Sales (since June 2004); Director, Sales (since August 2002); Manager, Manufacturing (since June 2001); Director, Direct Material Purchasing (since February 1998); Manager, Released Programs (since July 1997); and Platform Manager (since July 1996) and Purchasing Agent (since joining our Company in March 1994). Prior to joining our Company, Mr. Flynn served at General Motors for 11 years in a variety of manufacturing, purchasing and engineering positions.

Curt S. Howell, age 46, has been Vice President – Full Frame Vehicle Business Unit since October 2008.  Prior to that, he served as Vice President – Global Driveline Operations (since December 2007); General Manager, International Operations (since June 2007); General Manager, Asia (since October 2005); General Manager, Latin/South America Driveline Operations (since January 2004); Executive Director, Cost Estimating (since January 2003); Executive Director, Worldwide Sales (since January 2001); Managing Director, AAM De Mexico (since January 1998); Director, Worldwide Programs (since joining our Company in April 1994). Prior to joining our Company, Mr. Howell served at Chrysler Corporation for 7 years in a variety of engineering, sales and service positions.

John E. Jerge, age 47, has been Vice President – Driveshaft & Halfshaft Business Unit since October 2008.  Prior to that, he served as Vice President - Human Resources (since September 2004); Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997); Manufacturing Manager, Buffalo Gear Axle & Linkage (since March 1996); Area manager of Axles and Area Manager of Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Jerge served at Chrysler Corporation for 10 years in a variety of manufacturing, engineering and plant management positions.

Patrick S. Lancaster, age 61, has been Vice President, Chief Administrative Officer & Secretary since September 2003.  Prior to that, he served as Group Vice President, Chief Administrative Officer & Secretary (since January 2001); Vice President & Secretary (since March 2000); Vice President, General Counsel & Secretary (since November 1997) and General Counsel & Secretary (since June 1994).  Mr. Lancaster is a member of the State Bar of Michigan.

Allan R. Monich, age 55, has been Vice President – Quality Assurance & Customer Satisfaction since July 2006. Prior to that, he served as Vice President - Program Management & Capital Planning (since October 2005); Vice President – Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994.  Prior to joining our Company in March 1994, he worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

        Steven J. Proctor, age 52, has been President – AAM Asia & Vice President – AAM Corporate since October 2008.  Prior to that, he served as Vice President - Sales & Marketing (since June 2004); Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994).  Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Alberto L. Satine, age 52, has been Vice President – Strategic & Business Development since November 2005. Prior to that, he served as Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001).  Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana’s Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Kevin M. Smith, age 47, has been Vice President – Mexico Operations since December 2007. Prior to that, he served as Plant Manager, Guanajuato Gear & Axle (since February 2007); Executive Director, Manufacturing Engineering (since July 2006); Executive Director, Axle Engineering (since January 2006); Director, GMT 900 Program (since October 2001); Director, Manufacturing Engineering (since June 2001); Plant Manager, Buffalo Gear, Axle & Linkage (since March 2000); Plant Manager, Three Rivers (since February 1998); Manufacturing Manager, Detroit Gear & Axle Plant (since February 1996) and Manufacturing Engineering Manager, Buffalo Gear, Axle & Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Smith served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

John S. Sofia, age 49, has been Vice President – Commercial Vehicle Business Unit since March 2008.  Prior to that, he served as Vice President – Product Engineering, Commercial Vehicle Operations & Chief Technology Officer (since December 2007); Vice President – Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994).  Prior to joining our Company, Mr. Sofia served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

Norman Willemse, age 52, has been Vice President – Global Metal Formed Product Business Unit since October 2008.  Prior to that, he served as Vice President – Global Metal Formed Product Operations (since December 2007); General Manager – Metal Formed Products Division (since July 2006) and Managing Director – Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for 7 years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

___________________________________________________________________________________________________________________________________________
___________________________________________________________________Part II________________________________________________________________

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.”

On February 27, 2009, we were notified by the NYSE that we have fallen below their continued listing standard related to our total market capitalization and stockholders’ equity. The NYSE requires that the average market capitalization of a listed company be not less than $75 million over a consecutive 30 trading-day period and that stockholders’ equity be not less than $75 million.

We intend to submit a plan to the NYSE, within the required 45 day period, to demonstrate our ability to achieve compliance with the continued listing standards within the allotted 18 month cure period.

Stockholders and High and Low Sales Prices
2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
High	$23.08	$22.75	$8.74	$5.38	$23.08
Low	$16.22	$7.99	$4.86	$1.03	$1.03
2007
High	$28.16	$30.01	$30.59	$27.91	$30.59
Low	$17.38	$26.76	$21.55	$18.62	$17.38

Prices are the quarterly high and low closing sales prices for our common stock as reported by the New York Stock Exchange.  We had approximately 411 stockholders of record as of March 10, 2009.

Dividends

We declared and paid quarterly cash dividends of $0.02 per share in the last two quarters of 2008, and $0.15 per share in the first two quarters of 2008 and both the 2007 and 2006 fiscal years.  We paid $18.3 million, $31.8 million and $31.0 million to stockholders of record under the quarterly cash dividend program during 2008, 2007 and 2006, respectively.  Our Revolving Credit Facility, which was amended on November 7, 2008, imposes limitations on our ability to declare or pay dividends.  On January 29, 2009 our Board of Directors decided to suspend the quarterly cash dividend effective in the first quarter of 2009.

Issuer Purchases of Equity Securities

In the fourth quarter of 2008, the Company withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock grants.   The following table provides information about our equity security purchases during the quarter ended December 31, 2008:

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2008	5,092	$5.38	-	-
November 2008	534	$3.59	-	-
December 2008	7,471	$2.33	-	-

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY
Year Ended December 31,
(in millions, except per share data)

	2008		2007		2006		2005		2004
Statement of operations data
Net sales	$2,109.2		$3,248.2		$3,191.7		$3,387.3		$3,599.6
Gross profit (loss)	(865.2)		278.4	*	(129.4	)*	305.0	*	478.4	*
Selling, general and
administrative expenses	185.4		202.8		197.4		199.6		189.7
Operating income (loss)	(1,050.6)		75.6	*	(326.8	)*	105.4	*	288.7	*
Net interest expense	(62.4)		(52.3)		(38.8)		(27.2)		(25.5)
Net income (loss)	(1,224.3	)(a)	37.0	*(a)(b)	(223.0	)*(a)(b)	56.2	*	161.9	*(b)
Diluted earnings (loss) per share	$(23.73)		$0.70	*	$(4.43	)*	$1.10	*	$3.02	*
Diluted shares outstanding	51.6		52.7		50.4		51.1		53.5

Balance sheet data
Cash and cash equivalents	$198.8		$343.6		$13.5		$3.7		$14.4
Total assets	2,247.8		3,135.9	*	2,793.6	*	2,948.7	*	2,788.9	*
Total long-term debt	1,139.9		858.1		672.2		489.2		448.0
Stockholders’ equity (deficit)	(435.7)		899.4	*	822.5	*	1,003.9	*	964.4	*
Dividends declared per share	$0.34		$0.60		$0.60		$0.60		$0.45

Statement of cash flows data
Cash provided by (used in) operating activities	$(163.1)		$367.9		$185.7		$280.4		$453.2
Cash used in investing activities	(231.7)		(186.5)		(323.6)		(305.7)		(240.2)
Cash provided by (used in)
financing activities	254.5		148.3		147.3		14.8		(211.3)
Dividends paid	(18.3)		(31.8)		(31.0)		(30.4)		(23.0)

Other data
Depreciation and amortization	$199.5		$229.4		$206.0		$185.1		$171.1
Capital expenditures	140.2		186.5		286.6		305.7		240.2
Purchase buyout of leased equipment	-		-		71.8		-		-

(a)
Includes special charges, asset impairments, and other non-recurring costs of $985.4 million in 2008, $58.7 million in 2007 and $248.2 million in 2006, net of tax, primarily related to restructuring actions.

(b)	Includes charges of $3.5 million in 2007, $1.8 million in 2006 and $15.9 million in 2004, net of tax, related to debt refinancing and redemption costs.

*	These balances have been adjusted to reflect the cumulative change in accounting described in Note 1 of Item 8 – "Financial Statements and Supplementary Data."

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles, and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 74% of our total net sales in 2008, 78% in 2007 and 76% in 2006.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler LLC (Chrysler) were 10% of our total net sales in 2008, 12% in 2007 and 14% in 2006.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Hino Motors Ltd. and Jatco Ltd.  Our net sales to customers other than GM and Chrysler were 16% of our total sales in 2008 as compared to 10% in 2007 and 2006.

In the second quarter of 2008, we resolved an 87 day strike called by the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) at our original U.S. locations in Michigan and New York.  As part of the resolution of the strike, UAW represented associates ratified new national and local agreements.  The new labor agreements for these locations substantially improved our operating flexibility and U.S. labor cost structure from the previous agreements.  In addition, we continued our ongoing restructuring efforts in 2008 in order to realign and resize our production capacity and cost structure to meet current and projected operational and market demands.  As a result of these new labor agreements and restructuring actions, we incurred significant special charges and nonrecurring operating costs during 2008.  The details of our new labor agreements, impact of the strike called by the International UAW and the impact of significant special charges and nonrecurring operating costs are explained in the section entitled “RESULTS OF OPERATIONS.”

Our largest customers continue to adapt to current market conditions, including historically low U.S. industry production volumes and rapid shifts in consumer preferences.  During the second half of 2008, GM announced and accelerated plans to significantly reduce production capacity for several of AAM’s major light truck product programs in response to the market changes described below.  In the fourth quarter of 2008, both GM and Chrysler secured government financing commitments under the Troubled Asset Relief Program (TARP); however, both have since made requests for additional government financing commitments to continue operations through 2009, which commitments have not yet been provided.  Although each company has achieved progress on critical capacity rationalization objectives and other important restructuring initiatives, it is uncertain whether the government will continue to provide necessary financial support, or whether the companies will be able to secure sufficient alternate sources of funding to continue as a going concern if the government does not provide sufficient financing in the future.  In addition, the terms of the government financing commitments provided to GM and Chrysler include certain milestones, which if not met by these companies by March 31, 2009, entitle the government to accelerate repayment of the loans.  If GM or Chrysler were not able to continue their operations, many suppliers, including AAM, could suffer unfavorable consequences.  These unfavorable consequences could include payment delays, inability to collect trade and other accounts receivable, price reductions, production volume declines or the failure to honor contractual commitments, including sourcing decisions and financial obligations.

We have made significant adjustments to our business plan, global manufacturing footprint and cost structure to adapt to lower industry production volumes, improve our liquidity position and diversify our customer base and revenue concentrations.

•
As a result of an expanded product development focus that now includes highly engineered AWD and RWD applications for passenger cars, crossover vehicles and commercial vehicles, we have increased our total global served market by approximately 30%.

•	We are reducing our domestic production capacity by approximately 70%, while at the same time increasing global installed capacity by 150%.

•
In 2008, we negotiated new hourly labor agreements with the International Association of Machinists (IAM) and International UAW at the original U.S. locations.  Pursuant to these new labor agreements, we are converting the former fixed legacy labor cost structure of these facilities to a highly flexible, competitive and variable cost structure.

•	In connection with hourly and salaried attrition programs administered in 2008, AAM reduced its global hourly and salaried workforce by more than 25% in 2008.

•
We have also significantly reduced our inventories, amended our Revolving Credit Facility and suspended our quarterly cash dividend program in 2009.  The amendment of our Revolving Credit Facility in the fourth quarter of 2008 extended the maturity of a portion of the facility through 2011 and provides AAM with additional financial covenant flexibility.

        AAM will continue to evaluate our customers’ compliance with the provisions of the TARP, market conditions and our underutilized U.S. capacity and may take further restructuring actions. These potential future actions could result in additional special charges, including additional asset impairments and further workforce reductions.

INDUSTRY TRENDS AND COMPETITION

        There are a number of significant trends affecting the highly competitive automotive industry.  Most notably, the automotive industry went from experiencing a moderate, cyclical decline heading into 2008 to suffering a severe downturn highlighted by an unprecedented drop in industry volumes by the end of 2008.  The industry was significantly affected by deteriorating global economic conditions, unstable credit markets, sharply declining consumer confidence and volatile fuel prices.  These factors have weakened the financial strength of many of the OEMs and suppliers, many of which were experiencing financial distress prior to 2008.  Although the deterioration of the economy and credit markets has impacted the U.S. most significantly, this dynamic is global in nature and is affecting the worldwide automotive industry.  Along with the general economic decline, the industry continues to experience declining U.S. production volumes, reduced U.S. domestic OEM market share, intense global competition, volatile fuel, steel, metallic and other commodity prices and significant pricing pressures.  As a result, OEMs and suppliers are aggressively developing strategies to reduce costs, which include a massive restructuring of U.S. operations, shifting production to low cost regions and sourcing on a global basis.  At the same time, the industry is focused on investing in future products that will incorporate the latest technology, meet customer demand and comply with government regulations.

       FINANCIAL DISTRESS OF U.S. DOMESTIC AUTOMOTIVE INDUSTRY  The collapse of the U.S. housing market, the global financial crisis, rising unemployment and the lowest consumer confidence level in a quarter century have all contributed to the fragile financial state of the U.S. domestic OEMs.  Excess installed capacity, fluctuating fuel prices, volatile steel, metallic and other commodity prices, higher energy costs and high fixed cost structures have exacerbated the financial pressure on the industry.  Uncertain industry conditions and the recent tightening of the credit markets has greatly reduced the ability for companies to obtain additional, essential financing.  Over the past few years several key suppliers have filed for bankruptcy protection.  In the fourth quarter of 2008, GM and Chrysler secured federally funded financing in order to meet their working capital needs; however, both have since made requests for additional government financing commitments to continue operating through 2009, which commitments have not yet been provided.  As a result of these pressures, the U.S. domestic OEMs and their suppliers, including AAM, have undertaken wide-scale domestic capacity reduction initiatives, workforce reductions and other restructuring actions to reduce costs.

       DECLINING U.S. AUTOMOTIVE PRODUCTION LEVELS   As a result of the deteriorating global economic conditions, restrictive credit markets and declining consumer confidence, U.S. automotive production has decreased dramatically in 2008.  The Seasonally Adjusted Annual Rate (SAAR) of sales in the U.S. dropped from a recent annual level of approximately 16 to 17 million units to approximately 10 million units at the end of December 2008 – the lowest U.S. domestic auto industry selling rate in more than a decade.  Reduced U.S. automotive production levels is intensifying the challenges the industry faces with regard to excess installed capacity, high fixed cost structures and limited access to capital markets.  With the uncertain economic conditions and the cyclical nature of the industry, we expect production levels to remain near recent historically low levels until general economic conditions and consumer credit markets significantly improve.  In recent years, we have taken numerous restructuring actions and increased the variability of our U.S. labor cost structure, which better position us to manage through such adverse conditions.

        CHANGE IN CONSUMER DEMAND AND PRODUCT MIX SHIFT   In the U.S., consumer demand for full-frame light trucks and SUV-type vehicles continues to shift to smaller AWD passenger cars and crossover vehicles with smaller displacement engines and higher fuel economy.  Fluctuating crude oil prices caused unpredictable gas prices in the U.S. throughout 2008, as the national average peaked to $4.11 per gallon in July, and back down to $1.50 by early December.  This spurred a major and sudden shift in market demand to passenger cars and crossover vehicles, away from pickup trucks and SUVs.  A significant portion of our current revenue stream is tied to full-size pickup trucks and SUVs.  As demand has softened for these products, our current revenue streams have been impacted.  We are responding to the change in vehicle mix in the North American market with ongoing research and development (R&D) efforts.  These efforts have led to new business awards for products that support AWD and RWD passenger cars and crossover vehicles and position us to compete as this product mix shift continues.  Approximately 60% of AAM’s new and incremental business backlog totaling $1.4 billion relates to AAM’s newest all-wheel-drive (AWD) systems for passenger cars and crossover vehicles.

 GLOBAL AUTOMOTIVE PRODUCTION   The trend toward the globalization of automotive production continues to intensify in regions such as Asia (particularly China, India, South Korea and Thailand), Eastern Europe and South America.  Although the growth rate has recently slowed in these markets, automotive production in these regions is expected to continue to grow while production in the traditional automotive production centers such as North America, Western Europe and Japan stagnates.  We began construction of new facilities in India and Thailand in 2008 and we continued to expand our existing facilities in Mexico and Brazil.  We also have offices in India, China, South Korea, and Brazil to support these developing markets.  We expect our business activity in these markets to increase significantly over the next several years.

 DECLINING U.S. DOMESTIC OEM MARKET SHARE  Intense competition from offshore and transplant OEMs has resulted in the decline of U.S. market share for U.S. domestic OEMs and contributed to a decrease in their domestic vehicle production levels by 25% in 2008 as compared to 2007.  Since approximately 84% of our 2008 revenue derived from net sales to GM and Chrysler, this continuing trend is significant for us.  We continue to aggressively pursue business with other OEMs and 25% of our new business backlog is related to customers other than GM and Chrysler.

 PRICE PRESSURE   Year-over-year price reductions are a common competitive practice in the automotive industry.  As OEMs continue to restructure and pursue cost cutting initiatives, we anticipate increased pressure to reduce the cost of our own operations.  The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established.  Most of our contracts allow us to adjust prices for engineering changes and certain of our contracts require us to reduce our prices in subsequent years.  We do not believe that the price reductions we have committed to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through continued cost reductions, efficiency improvements and other productivity initiatives.

 STEEL AND OTHER METALLIC COMMODITIES   Worldwide commodity market conditions have resulted in volatile steel and other metallic material prices.  We are taking action to mitigate the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and technology advancements that result in using less metallic content or less expensive metallic content in the manufacturing of our products.  The majority of our sales contracts with our largest customers provide price adjustment provisions for metal market price fluctuations.  We do not have metal market price provisions with all of our customers for all of the parts that we sell.  We also have agreed to share in the risk of metal market price fluctuations in certain customer contracts.  As a result, we may experience higher net costs for raw materials.  These cost increases would come in the form of metal market adjustments and base price increases.  We have contracts with our steel suppliers that ensure continuity of supply.  We also have validations and testing capabilities that enable us to strategically utilize steel sources on a global basis.

 INCREASING DEMAND FOR ALTERNATIVE ENERGY SOURCES AND ELECTRONIC INTEGRATION   With a rapid shift towards aggressive, environmentally focused legislation in the U.S., we have observed an increased demand for technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles.  As a result, suppliers are competing intensely to develop and market new and alternative technologies, such as electric vehicles, hybrid vehicles, fuel cells, and diesel engines to improve fuel economy and emissions.

 The electronic content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality, and affordable convenience options.  This demand is a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction and increased safety.  As electronics continue to become more reliable and affordable, we expect this trend to continue.  The increased use of electronics provides greater flexibility in vehicles and enables the OEMs to better control vehicle stability, fuel efficiency, and safety while improving the overall driving experience.  Suppliers with enhanced capability in electronic integration have greater sourcing opportunities with OEMs and may be able to obtain more favorable pricing for these products.

We are continuing to invest in the development of advanced products focused on fuel economy, mass reductions, vehicle safety and performance leveraging electronics and technology.  We have increased our focus on alternative energy and electronics by investing in product development that is consistent with market demand.

RESULTS OF OPERATIONS

IMPACT AND RESOLUTION OF THE STRIKE CALLED BY THE INTERNATIONAL UAW   On February 25, 2008, the four-year master labor agreement between AAM and the UAW that covered approximately 3,650 associates at our original five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement. On May 23, 2008, UAW represented associates at these locations ratified the national and local labor agreements. The strike had a significant adverse impact on the results of operations for the first six months of 2008, as shown below (in millions):

Loss of Net Sales	$414.0
Increase in Gross Loss	129.4
Increase in Net Loss	132.5

The new labor agreements:

•	established a new wage and benefit package for eligible current and newly hired UAW represented associates;
•
included a voluntary Special Separation Program (SSP) for all UAW represented associates at our original U.S. locations, which offered a range of retirement and buyout incentives for eligible associates;

•
created an involuntary Buydown Program (BDP) for associates that did not participate in the SSP.  Under the BDP, three annual lump-sum payments are made to associates in connection with, among other things, a base wage decrease.  Total buydown payments are estimated to average approximately $91,000 per associate and do not exceed $105,000 per associate;

•	set a limit on Supplemental Unemployment Benefits (SUB) to be paid, thereby terminating SUB after the limit of $18.0 million is reached;
•	included the closure of our Buffalo Gear, Axle & Linkage facility (Buffalo) and Tonawanda and Detroit forging facilities; and
•	provided improved operating flexibility through Innovative Operating Agreements.

        We incurred significant special charges and other operating costs related to the SSP and BDP in 2008.  We expect the total cost of the SSP and BDP to be approximately $425 million.  In addition, we expect a total net gain for related pension and OPEB curtailments of approximately $80 million.

        These new labor agreements will structurally and permanently reduce our U.S. labor cost structure.  We expect to achieve total annual structural cost reductions of up to $300 million resulting from these agreements.

SPECIAL CHARGES  In 2008, 2007 and 2006, we recorded special charges, asset impairments and nonrecurring operating costs that we do not consider indicative of our ongoing operating activities.  The following table details these charges (in millions):

	2008	2007	2006
Asset impairments, indirect inventory obsolescence and idle leased assets	$603.7	$11.6	$196.5
U.S. hourly workforce and benefit reductions	195.1	64.0	141.1
Acceleration of BDP expense	51.9	-	-
Signing bonus	19.5	-	-
Supplemental unemployment benefits	18.0	-	27.1
U.S. salary workforce reductions	11.8	1.7	7.5
Other	22.7	11.1	5.7
Deferred tax asset valuation allowances	62.7	-	-
Total special charges and nonrecurring operating costs	$985.4	$88.4	$377.9

        These special charges, asset impairments and other nonrecurring operating costs are described in further detail in the sections “GROSS PROFIT (LOSS)”, “SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)” and “INCOME TAX EXPENSE (BENEFIT)."

NET SALES  Net sales were $2,109.2 million in 2008 as compared to $3,248.2 million in 2007 and $3,191.7 million in 2006.  We estimate the adverse impact of the International UAW strike on net sales in 2008 was $414.0 million.

  Our sales in 2008, as compared to 2007, reflect a decrease of approximately 41% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 53% in production volumes for the products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the general decline in consumer spending as a result of the deteriorating global economic conditions and uncertain credit markets, the reduction in consumer demand for the customer programs we support and customer decisions to restrict production and reduce inventories of unsold vehicles.  Our sales in 2007, as compared to 2006, reflected substantially similar customer production volumes in both years for the major full-size truck and SUV programs we supported for GM and Chrysler and a decrease of approximately 11% in products supporting GM’s mid-size light truck and SUV programs.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s N.A. light truck platforms and the Dodge Ram program) was $1,391 in 2008 versus $1,293 in 2007 and $1,225 in 2006.  The increase in 2008 as compared to 2007 and 2006 is due to higher customer pricing pass throughs (including metal market adjustments), increased content on the GM full-size programs and mix shifts favoring full-size trucks and SUV programs.

Our 4WD/AWD penetration rate was 64.8% in 2008 as compared to 63.6% in 2007 and 61.9% in 2006.  We define 4WD/AWD penetration as the total number of front axles we produce divided by the total number of rear axles we produce for the vehicle programs on which we sell product.  The higher penetration rate in 2008 as compared to 2007 and 2006 is reflected in the increase in content-per-vehicle.

GROSS PROFIT (LOSS)  Gross profit (loss) was a loss of $865.2 million in 2008 as compared to a profit of $278.4 million in 2007 and a loss of $129.4 million in 2006.  Gross margin was negative 41.0% in 2008 as compared to 8.6% in 2007 and negative 4.0% in 2006.  The decrease in gross profit and gross margin in 2008 as compared to 2007 reflects the impact of lower sales and significant special charges and other non-recurring operating costs.  The increase in gross profit and gross margin in 2007 as compared to 2006 reflects the impact of higher sales, productivity gains and structural cost reductions resulting from attrition programs and other ongoing restructuring actions.

        Gross profit (loss) in 2008, 2007 and 2006 reflects the impact of special charges, asset impairments and nonrecurring operating costs. These charges are discussed below:

Asset impairments, indirect inventory obsolescence and idle leased assets   In the second quarter of 2008, we identified the following impairment indicators:

•	a significant decline in current and projected market demand and future customer production schedules for the major North American light truck programs we currently support; and
•
changes in the extent to which assets at our original U.S. locations will be used based on long-term plant loading decisions made by management after the new labor agreements were reached with the International UAW.

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

        In the fourth quarter of 2008, we identified an additional impairment indicator relating to the further deterioration of global economic conditions and uncertain credit markets, especially as it relates to our European operations.

We recorded additional asset impairment charges of $11.3 million in the fourth quarter of 2008, primarily related to the permanent idling of certain assets and impairment analysis of certain assets that were “held for use” as of December 31, 2008 at our European operations.

In total, in 2008, we recorded asset impairments of $552.6 million.

Recoverability of each “held for use” asset group affected by these impairment indicators was determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  When the carrying amount of an asset group exceeded the undiscounted cash flows and was therefore nonrecoverable, the assets in this group were written down to their estimated fair value.  We estimated fair value based on market prices, when available, or on a discounted cash flow analysis.  We also reduced the remaining useful lives of certain “held for use” assets as part of this analysis.

As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were also determined to be obsolete.  We recorded special charges of $46.4 million in 2008 related to the write down of these assets to their estimated net realizable value.

We also recorded a special charge of $4.7 million for the fair value of obligations for assets under operating leases that were idled during 2008.

 We recorded asset impairment charges of $11.6 million in 2007 and $196.5 million in 2006 primarily associated with idling a portion of our production capacity in the U.S. dedicated to the mid-size light truck product range and other capacity reduction initiatives.  The methodology used to determine impairment in 2007 and 2006 is consistent with the methodology utilized in 2008.

 U.S. hourly workforce and benefit reductions   In the second quarter of 2008, we offered the SSP to UAW represented associates at the original U.S. locations.  Under this voluntary separation program, we offered retirement and buyout incentives to approximately 3,650 eligible hourly associates, of which approximately 2,125 accepted.  In addition, certain IAM represented associates at our facilities under plant closure agreement became eligible for termination benefits.  We recorded a special charge of $195.1 million for these U.S. hourly workforce and benefit reductions.  This charge includes $218.7 million related to estimated postemployment costs, $61.8 million of special and contractual termination pension and other postretirement benefits (OPEB) and a gain of $85.4 million for the curtailment and settlement of certain pension and OPEB liabilities.

         In September 2007, we offered the Buffalo Separation Program (BSP) to all hourly associates represented by the UAW at our Buffalo Gear, Axle & Linkage facility in Buffalo, New York.  This voluntary separation program offered retirement or buyout incentives to approximately 650 eligible hourly associates.  Approximately 560 associates participated in this separation program. We recorded a special charge of $56.2 million in 2007 as a result of this program.  This charge includes $42.3 million related to the estimated postemployment costs and $13.9 million for the curtailment of certain pension and OPEB and related special termination benefits related to the BSP.

         In 2007, we also offered a voluntary separation incentive program (VSIP) to approximately 200 associates represented by the International Association of Machinists (IAM) at our Tonawanda, New York and Detroit, Michigan facilities in 2007.  Approximately 90 associates participated in this attrition program.  We recorded a special charge of $7.8 million as a result of this program.  This charge includes $7.4 million related to the estimated postemployment costs and $0.4 million for the curtailment of certain pension and OPEB and related special termination benefits related to the IAM VSIPs.

         In 2006, we signed a supplemental new hire agreement with the UAW that reduced our total labor cost (including benefits) for new hire associates. In conjunction with this agreement, we offered the Special Attrition Program (SAP) to approximately 6,000 UAW represented associates at our original U.S. locations.  Approximately 1,500 associates participated in this attrition program. We recorded a special charge of $141.1 million as a result of this program. This charge included $131.4 million related to the estimated postemployment costs and $9.7 million for the curtailment of certain pension and OPEB and related special termination benefits.

Acceleration of BDP expense   In 2008, we recorded a special charge of $51.9 million for the estimated amount of BDP payments to be paid to permanently idled associates throughout the new labor agreements.  This represents management’s best estimate of the portion of the total BDP payments that will not result in a future benefit to the Company.

Signing bonus   As part of our new labor agreements, we recorded special charges of $19.5 million in 2008 for lump-sum ratification bonuses paid to UAW and IAM represented associates.

Supplemental unemployment benefits (SUB)  In 2008, we recorded a special charge of $18.0 million relating to SUB to be paid to current UAW represented associates during the new labor agreements that expire in February 2012.  The new labor agreements between AAM and the International UAW contain a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  Under the new agreement, our obligation for SUB payments is limited to $18.0 million.  Once this limit is reached, the SUB program will be terminated.  As of December 31, 2008, it was probable and estimable that we will pay the full amount during the contract period.

    In the third quarter of 2006, we recorded a special charge of $91.2 million relating to SUB estimated to be paid to UAW associates who were expected to be permanently idled through the end of the collective bargaining agreement that expired on February 25, 2008.  Subsequent to recording the accrual, the results of the SAP reduced the number of employees expected to be permanently idled.  Therefore, we revised our estimate of SUB to be paid and reduced the liability to $13.2 million at December 31, 2006.

Salaried workforce reductions   In 2008, we approved a plan to reduce our salaried workforce by approximately 350 associates in the U.S.  As part of this plan, we offered a voluntary salaried retirement incentive program (SRIP) to eligible salaried associates in the U.S.  We recorded a special charge to cost of sales of $7.8 million in connection with this program and the estimated postemployment benefits related to the Layoff Severance Program (LSP) in 2008.

 In 2006, we approved an earlier plan to reduce our salaried workforce during 2006 and 2007.  These employees were provided postemployment benefits based on our LSP and a special transition program.  We recorded a special charge for this involuntary separation to cost of sales for $1.7 million and $3.5 million in 2007 and 2006, respectively.  The net charge in 2007 includes a charge of $3.3 million in postemployment benefits and a $1.6 million gain related to the curtailment of certain pension and other postretirement benefits related to this salaried workforce reduction.  We also offered a salaried retirement incentive program to eligible salaried associates in the U.S. to voluntarily retire.  As a result of 67 associates participating in this program, we recorded a special charge to cost of sales of $2.7 million in 2006.

Other   Other special charges and nonrecurring operating costs were $24.7 million, $11.1 million and $5.7 million in 2008, 2007 and 2006, respectively.  This includes plant idling and closure costs, charges related to the redeployment of assets to support capacity utilization initiatives, estimated postemployment benefits to be paid to associates in our European operations and restructuring accrual adjustments to update previous estimates based on actual results.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)   SG&A (including R&D) was $185.4 million in 2008 as compared to $202.8 million in 2007 and $197.4 million in 2006.  SG&A as a percentage of net sales was 8.8% in 2008 and 6.2% in 2007 and 2006.  SG&A in 2008 includes a charge of $4.0 million for the estimated costs related to salaried workforce reductions and a credit of $2.0 million that relates to other restructuring accrual adjustments.  Included in SG&A in 2006 is a special charge of $1.3 million related to salaried workforce reductions.  Details of the salaried workforce reductions are discussed in Gross Profit (Loss).

The decrease in SG&A in 2008, as compared to 2007, reflects cost reduction initiatives, as well as lower profit sharing accruals and stock-based compensation expense due to a net loss and stock price depreciation in 2008.  SG&A in 2007 as compared to 2006 reflects higher incentive compensation accruals and stock-based compensation expense due to increased profitability and stock price appreciation.

 R&D  In 2008, R&D spending in product, process and systems was $85.0 million as compared to $80.4 million in 2007 and $83.2 million in 2006.  The focus of this investment continues to be developing innovative driveline and drivetrain systems and components for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles in the global marketplace.  Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multipiece driveshafts, halfshafts, torque transfer devices, and front and rear drive axles.  We continue to focus on electronic integration in our existing and future products to advance their performance.  We also continue to support the development of hybrid vehicle systems.  Special focus is also placed on the development of products and systems that provide our customers with efficiency and fuel economy advancements.  Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

         OPERATING INCOME (LOSS) Operating income (loss) was a loss of $1,050.6 million in 2008 as compared to income of $75.6 million in 2007 and a loss of $326.8 million in 2006.  Operating margin was negative 49.8% in 2008 as compared to a margin of 2.3% in 2007 and negative 10.2% in 2006.  The changes in operating income and operating margin in 2008, 2007 and 2006 were due to the factors discussed in Gross Profit (Loss) and SG&A.

 INTEREST EXPENSE   Interest expense was $70.4 million in 2008, $61.6 million in 2007 and $39.0 million in 2006.  Interest expense increased in 2008 as compared to 2007 and in 2007 as compared to 2006 primarily due to higher average outstanding borrowings.

         INVESTMENT INCOME   Investment income was $2.5 million in 2008, $9.3 million in 2007 and $0.2 million in 2006.  Investment income includes dividends earned on cash and cash equivalents and short-term investments during the period.  Investment income in 2008 includes a loss of $5.5 million for a decline in the net asset value of certain short-term investments.  Investment income increased in 2007 because of higher cash balances in 2007 as compared to 2006.

 OTHER INCOME (EXPENSE)   Following are the components of Other Income (Expense) for 2008, 2007 and 2006:

 Debt refinancing and redemption costs   In 2007, we expensed $5.5 million of unamortized debt issuance costs and prepayment premiums related to the voluntary prepayment of our Term Loan due 2010.  This compares to the $2.7 million of unamortized debt issuance costs that were expensed in 2006, related to the cash conversion of a portion of our 2.00% Convertible Notes due 2024.

  Other, net   Other, net, which includes the net effect of foreign exchange gains and losses, was an expense of $2.8 million in 2008, expense of $0.2 million in 2007 and income of $12.0 million in 2006.  In 2006, we recorded a gain of $10.1 million related to the resolution of various legal proceedings and claims, net of costs incurred to resolve these matters.

          INCOME TAX EXPENSE (BENEFIT) In 2008, several events occurred that led us to significantly revise the near-term projected future operating results of our U.S. operations.  These events included:

•	a significant decline in current and projected market demand and future customer production schedules for the major North American light truck programs we currently support;
•	long-term plant loading decisions made by management after the new labor agreements were reached with the International UAW; and
•	the impact of significant charges resulting from our restructuring actions in 2008.

In accordance with FASB Statement No. 109, “Accounting for Income Taxes,” we reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets.  This review was based on the revised near-term projected future operating results of our U.S. operations.  We concluded that it is no longer “more likely than not” that we will realize our net deferred tax assets in the U.S. and recorded a charge to income tax expense in the second quarter of 2008 of $54.4 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance of $480.3 million in the U.S. through December 31, 2008 to offset the deferred tax benefits resulting from U.S. losses incurred in 2008.

We also reviewed the likelihood that we would be able to realize the benefit of our U.K. deferred tax assets.  This review was based on the revised near-term projected future operating results of our U.K. operations.  Events occurred in the fourth quarter of 2008 that provided “significant negative evidence” that was considered in evaluating whether the U.K. would be able to realize the benefit of its deferred tax assets.  These events included production volume reductions and other customer announcements.  We concluded that it is no longer “more likely than not” that we will realize the benefit of our deferred tax assets in the U.K. and recorded a charge to income tax expense in the fourth quarter of 2008 of $8.3 million to establish a full valuation allowance against these assets.

If, in the future, we generate taxable income in the U.S. or in the U.K. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.

Income tax expense (benefit) was an expense of $103.3 million in 2008 as compared to a benefit of $19.4 million in 2007 and benefit of $133.3 million in 2006.  Our effective income tax rate was negative 9.2% in 2008 compared to negative 110.2% in 2007 and 37.4% in 2006.  Our income tax expense and effective tax rate for 2008 reflects the effect of the valuation allowance that was recorded in the second quarter of 2008 in the U.S., the effect of not recording an income tax benefit on tax losses in the U.S. and the effect of the valuation allowance recorded in the fourth quarter of 2008 in the U.K.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)   Net income (loss) was a loss of $1,224.3 million in 2008 as compared to income of $37.0 million in 2007 and a loss of $223.0 million in 2006.  Diluted earnings (loss) were a loss of $23.73 per share in 2008 as compared to earnings of $0.70 per share in 2007 and a loss of $4.43 per share in 2006.  Net Income (Loss) and EPS were primarily impacted by the factors discussed in Gross Profit (Loss) and Income Tax Expense (Benefit).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, working capital investments, and capital expenditures.  We also need to fund ongoing attrition programs and buydown payments included in the new labor agreements with the International UAW.  We believe that, based on current estimates, our operating cash flow, available cash, cash equivalent and short-term investment balances, and borrowings under our Revolving Credit Facility will be sufficient to meet these needs.  On November 7, 2008, we amended our existing Revolving Credit Facility.  Refer to the "Financing Activities" section below for more information on the amendment.

OPERATING ACTIVITIES   Net cash used in operating activities was $163.1 million in 2008 as compared to net cash provided by operating activities of $367.9 million in 2007 and $185.7 million in 2006.  Significant factors impacting our 2008 operating cash flow as compared to 2007 were lower sales and higher cash payments for hourly and salaried attrition programs and related restructuring actions.  The increase in cash provided by operations in 2007 as compared to 2006 was impacted by higher net income, increased collections from customers, lower cash payments related to restructuring actions, receipt of customer payments to implement customer capacity programs, lower operating lease payments and lower tax payments.  See below for more detail on important factors related to our cash flow from operations.

Restructuring actions   We paid $227.1 million, $80.9 million and $105.3 million related to our ongoing restructuring actions in 2008, 2007 and 2006, respectively.  In addition, as part of our new labor agreements, we paid $19.5 million of lump-sum ratification bonuses to UAW and IAM represented associates in 2008.  We expect to make payments in 2009 of approximately $35 million for these ongoing restructuring programs.

In 2009, we announced a salaried workforce reduction initiative to reduce worldwide salaried headcount by approximately 10% to 15%.  We estimate the cost of this program to be between $5 million to $10 million in 2009.

AAM-GM Agreement  In the second quarter of 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (AAM – GM Agreement).  Pursuant to this agreement, GM agreed to provide us with $175.0 million of cash payments through April 2009 to support the transition of our UAW represented legacy labor at our original U.S. locations.  We received $115.0 million of such financial assistance in 2008 and expect to receive the remaining $60 million on or before April 1, 2009.

BDP payments  An involuntary buydown program was initiated for approximately 1,525 associates that did not elect to participate in the SSP and continued employment with AAM.  Under the BDP, we will make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease. In 2008, we paid $51.0 million for the first lump-sum buydown payment.  Associates who are indefinitely laid off for 30 days have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  Several associates elected this option in 2008 and we made $0.3 million of accelerated BDP payments as of December 31, 2008.  We expect the second lump-sum BDP payment to be approximately $50 million in August 2009, although we could pay more in 2009 if there are additional accelerated BDP payments.  We estimate the final lump-sum BDP payment to be approximately $48 million in August 2010.

Deferred income taxes   Net deferred income taxes decreased in 2008 due to the valuation allowance recorded against deferred tax assets in the U.S. and the U.K. in 2008.  Our deferred tax asset valuation allowances were $581.8 million at year-end December 31, 2008, $42.3 million at year-end December 31, 2007 and $39.0 at year-end December 31, 2006, respectively.

        Pension and OPEB  We contributed $5.2 million to our pension trusts in 2008 as compared to $19.9 million in 2007 and $9.1 million in 2006.  This funding compares to our annual pension expense, including special and contractual termination benefits, of $65.0 million in 2008, $35.0 million in 2007 and $52.1 million in 2006.  We expect our regulatory pension funding requirements in 2009 to be between $15 million and $20 million.

Our cash outlay for OPEB was $11.8 million in 2008, $9.0 million in 2007 and $4.7 million in 2006.  This compares to our annual postretirement benefit credit, including curtailments and settlements, of $44.4 million in 2008, and expense of $50.3 million in 2007 and $69.2 million in 2006.  We expect our cash outlay for other postretirement benefit obligations in 2009 to be approximately $15 million.

Accounts receivable   Accounts receivable at year-end 2008 were $186.9 million as compared to $264.0 million at year-end 2007 and $327.6 million at year-end 2006.  Our year-end 2008 accounts receivable balance reflects a decrease in sales in the fourth quarter of 2008 as compared to the fourth quarter of 2007.  The decrease in 2007 as compared to 2006 was impacted by reduced sales in the fourth quarter of 2007 as compared to the fourth quarter of 2006 and more timely billing and collection of metal market price adjustments.

Accounts receivable due from GM and Chrysler were $115.4 million and $23.4 million, respectively, as of December 31, 2008.

Our accounts receivable allowances were $3.3 million at year-end 2008, $2.2 million at year-end 2007 and $1.2 million at year-end 2006.

Inventories  At year-end 2008, inventories were $111.4 million as compared to $242.8 million at year-end 2007 and $198.4 million at year-end 2006.  The decrease in inventories in 2008 as compared to 2007 reflects lower sales levels, indirect inventory obsolescence due to reduced projected usage and the result of initiatives to reduce the amount of inventory on hand.  The decrease in 2008 also includes the classification of $28.0 million from inventory to other noncurrent assets for indirect inventory that, based on current sales projections, we do not expect to use within a year. The increase in inventory in 2007 as compared to 2006 relates to an increase in business activity at our foreign locations as well as actions supporting our redeployment of assets in 2007.

Our inventory valuation allowances were $28.3 million at year-end 2008, $40.3 million at year-end 2007 and $34.7 million at year-end 2006.  The decrease in the inventory valuation allowance at year-end 2008 compared to year-end 2007 is a result of the reduction of excess and obsolete inventory on hand as well as the classification of certain indirect inventories, and related valuation allowances, not expected to be used within one year as a net noncurrent asset.  This decrease was partially offset by increases in obsolescence reserves for both productive and indirect inventory due to the reduction in current and projected production volumes.  We monitor and adjust these valuation allowances as necessary to recognize as an asset only those quantities that we can reasonably estimate will be used.

INVESTING ACTIVITIES   Capital expenditures were $140.2 million in 2008, $186.5 million in 2007 and $286.6 million in 2006.  In 2008, our capital spending supported our restructuring and redeployment initiatives, customer capacity programs, the future launch of passenger car and crossover vehicle programs within our new business backlog and the continued development of our new and expanded facilities in Thailand, Brazil and India.   In 2008, we also paid $7.1 million for deposits relating to the future acquisition of property and equipment for these developing facilities.

We expect our capital spending in 2009 to be in the range of $140 - $150 million, which includes support for the construction of new manufacturing facilities, processes and systems in India and Thailand.

In the fourth quarter of 2008, we executed an asset purchase agreement with FormTech Industries LLC (FormTech).  As part of this agreement, we exchanged our hub and spindle forging assets for FormTech’s differential gear, hypoid pinion and ring gear forging assets.  We also made a cash payment to FormTech of $10.7 million.

In 2008, certain money-market and other similar funds that we invest in temporarily suspended redemptions. Accordingly, we reclassified $77.1 million from cash and cash equivalents to short-term investments on our Consolidated Balance Sheet as of December 31, 2008.  The decrease in cash and cash equivalents that occurred as a result of this reclassification is classified as a cash outflow from investing activities on our Consolidated Statement of Cash Flow for the year ended December 31, 2008.  Subsequent to December 31, 2008 and through the date of this filing, we received $59.0 million of redemptions from these funds.

FINANCING ACTIVITIES   Net cash provided by financing activities was $254.5 million in 2008 as compared to $148.3 million in 2007 and $147.3 million in 2006.  Total debt outstanding was $1,139.9 million at year-end 2008, $858.1 million at year-end 2007 and $672.2 million at year-end 2006.  Total debt outstanding increased by $281.8 million at year-end 2008 as compared to year-end 2007 primarily due to higher borrowings under our Revolving Credit Facility and the net cash outflow for operating activities.  The increase in total debt outstanding at year-end 2007 as compared to year-end 2006 was primarily due to the issuance of the 7.875% Notes in the first quarter of 2007.

Revolving Credit Facility  Our Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At December 31, 2008, $295.0 million was outstanding and $129.0 million was available under the Revolving Credit Facility, which reflected a reduction of $52.9 million for standby letters of credit issued against the facility.

        On November 7, 2008, we amended our Revolving Credit Facility to, among other things, extend certain of the revolving credit commitments from April 2010 to December 2011.  After giving effect to a 25% commitment reduction for lenders consenting to the amendment, the amended Revolving Credit Facility provides up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.  We paid debt issuance costs of $13.4 million related to this amendment.

Borrowings under the amended Revolving Credit Facility will continue to bear interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  The applicable margin for a LIBOR based loan for lenders who have consented to the amendment is currently 550 basis points.  The applicable margin did not change for lenders who did not consent.  All borrowings under the amended Revolving Credit Facility are subject to a collateral coverage test.

Under the amended Revolving Credit Facility, we are required to comply with revised financial covenants related to secured indebtedness leverage and interest coverage.  The amended Revolving Credit Facility imposes limitations on our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, merge, make acquisitions or sell assets.   The amended Revolving Credit Facility also includes customary events of default.

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

Term Loan  In 2007, we entered into a $250.0 million senior unsecured term loan that matures in June 2012 (Term Loan).  Borrowings under the Term Loan bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin.  Proceeds from the Term Loan were used for general corporate purposes, including the payment of amounts outstanding under the senior unsecured term loan scheduled to mature in April 2010.  We paid $2.3 million in debt issuance costs related to the Term Loan in 2007.

The Term Loan shares in the guarantees and the collateral package given under the amended Revolving Credit Facility mentioned above, equally and ratably, in accordance with the terms of the amended Revolving Credit Facility agreement.  The amendment had no effect on the maturity of the Term Loan.  The Term Loan imposes limitations on our ability to incur certain types of liens and amounts of indebtedness, or merge, make acquisitions or sell assets.  The Term Loan also includes customary events of default.

          As of December 31, 2008, AAM was in compliance with the covenants in the Revolving Credit Facility and Term Loan agreements.  As a result of the current automotive industry environment and the uncertainty relating to the ability of GM and Chrysler to continue operating as going concerns described below, it is uncertain whether we will be in compliance with the financial covenants in the foregoing agreements throughout 2009.  Should AAM fail to be in compliance with these covenants and we are unable to obtain a waiver or amend these covenants, we may be unable to continue as a going concern.

 7.875% Notes  In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017.  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million related to the 7.875% Notes in 2007.

 2.00% Convertible Notes  In 2006, the 2.00% Senior Convertible Notes due 2024 became convertible into cash under terms of the indenture.  A total of $2.3 million and $147.3 million of the notes were converted into cash in 2008 and 2006, respectively, and $0.4 million of the notes remain outstanding as of December 31, 2008.

         Foreign Credit Facilities  We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At December 31, 2008, $36.9 million was outstanding under these facilities and an additional $48.2 million was available.

 The weighted-average interest rate of our total debt outstanding was 7.2%, 8.1% and 6.8% during 2008, 2007 and 2006, respectively.

 Credit ratings  Our current credit ratings and (outlook), as of the date of this filing, are summarized in the table below:

	Corporate Family Rating	Secured Term Loan Rating	Unsecured Senior Notes Rating	Outlook
Standard & Poor's	CCC+	B-	CCC-	Negative
Moody's Investors Services	Caa1	B2	Caa2	Negative
Fitch Ratings	B-	B+	CCC	Negative

 Dividend program   We paid $18.3 million, $31.8 million and $31.0 million to stockholders of record under the quarterly cash dividend program during 2008, 2007 and 2006, respectively.  The decrease in dividend payments in 2008 relates to the reduction of the quarterly dividend from $0.15 per share to $0.02 per share in the third quarter of 2008.   On January 29, 2009, the Company’s Board of Directors decided to suspend the quarterly cash dividend effective in the first quarter of 2009.

 Off-balance sheet arrangements  Our off-balance sheet financing relates principally to operating leases for certain facilities and manufacturing machinery and equipment.  We lease certain machinery and equipment under operating leases with various expiration dates.  Pursuant to these operating leases, we have the option to purchase the underlying machinery and equipment on specified dates.  In 2006, we renewed and amended equipment leases of $33.6 million, elected to exercise our purchase option for $71.8 million of assets and entered into sale-leaseback transactions amounting to $34.8 million.  Remaining lease repurchase options are $39.0 million through 2013.

 Contractual Obligations  The following table summarizes payments due on our contractual obligations as of December 31, 2008:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Long-term debt	$1,132.0	$21.0	$307.6	$253.6	$549.8
Interest obligations	312.3	55.9	101.3	78.7	76.4
Capital lease obligations	7.9	0.5	1.2	0.8	5.4
Operating leases	60.3	18.4	31.6	10.3	-
Purchase obligations	96.3	86.7	9.6	-	-
Other long-term liabilities	701.6	59.3	144.4	134.7	363.2
Total	$2,310.4	$241.8	$595.7	$478.1	$994.8

(1) Operating leases include all lease payments through the end of the contractual lease terms, including elections for repurchase options, and exclude any non-exercised purchase options on such leased equipment.

(2) Purchase obligations represent our obligated purchase commitments for capital expenditures and related project expense.

(3) Other long-term liabilities represent our estimated pension and other postretirement benefit obligations that were actuarially determined through 2018, as well as our unrecognized income tax benefits.

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

DISPUTES AND LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
In light of current market and industry conditions, including the uncertainties regarding our customers’ ability to continue as going concerns, and other factors described in the accompanying audit report of our independent registered public accounting firm, there is a risk that disputes, claims or other demands may arise beyond what is ordinarily incidental to our business.  This includes disputes that may arise with lenders related to our continued compliance with the covenants in the Revolving Credit Facility and Term Loan agreements.  We are unable to estimate the impact, if any, should any such disputes, claims or other demands arise.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our asset purchase from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to new claims that may arise against GM.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant during 2008.

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

        On a recurring basis, we measure our derivatives and short-term investments at fair value.  The fair value of these derivatives and short-term investments are determined using Level 2 inputs, as described above.

        As allowed by FSP FAS 157-2, we did not apply SFAS 157 to fair value measurements of certain assets and liabilities included in net property, plant and equipment, accrued compensation and benefits, other accrued expenses, and postretirement benefits and other long-term liabilities on our Consolidated Balance Sheets.

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

         In December 2007, the FASB issued Statement No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”   SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us on January 1, 2009.  We do not expect the impact of adopting this statement to be material.

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

        In March 2008, the FASB issued Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us prospectively on January 1, 2009.

In May 2008, the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components.  FSP No. APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized.  FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods.  We do not expect the impact of adopting this FSP on January 1, 2009 to be material.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 is effective for us retrospectively on January 1, 2009.  Adoption of this staff position is expected to increase basic shares outstanding by approximately 2.6 million shares in 2008, 1.9 million shares in 2007 and 1.5 million shares in 2006.  Adoption of this staff position is expected to increase diluted shares outstanding by approximately 2.6 million shares in 2008, 1.1 million shares in 2007 and 1.5 million shares in 2006.

CRITICAL ACCOUNTING ESTIMATES

In order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements.  These estimates are subject to an inherent degree of uncertainty and actual results could differ from our estimates.

Other items in our consolidated financial statements require estimation.  In our judgment, they are not as critical as those disclosed herein.  We have discussed and reviewed our critical accounting estimates disclosure with the Audit Committee of our Board of Directors.

PENSION AND OTHER POSTRETIREMENT BENEFITS   In calculating our assets, liabilities and expenses related to pension and other postretirement benefits (OPEB), key assumptions include the discount rate, expected long-term rates of return on plan assets and rates of increase in health care costs and compensation.

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans.  In 2008, the discount rates determined on that basis ranged from 6.50% to 6.60% for the valuation of our pension benefit obligations and 6.50% for the valuation of our OPEB obligations.  The discount rate used in the valuation of our U.K. pension obligation was based on a review of long-term bonds, including published indices in the applicable market.  In 2008, the discount rate determined on that basis was 5.90%.  The expected long-term rates of return on our plan assets were 8.00% for our U.S. plans and 5.90% for our U.K. plan in 2008.  We developed these rates of return assumptions based on a review of long-term historical returns and future capital market expectations for the asset classes represented within our portfolio.  The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability.  In consideration of the significant plan design changes to our largest U.S. plan in 2008, we have adopted an investment policy with a higher allocation to fixed income securities.  Our investment policy allocates 50-70% of the plans’ assets to equity securities, depending on the plan, with the remainder invested in fixed income securities and cash.  The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers.  While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2008, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2008, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$34.4	N/A
Increase in 2008 expense	$1.8	$1.9

        No changes in benefit levels and no changes in the amortization of gains or losses have been assumed.

For 2009, we assumed a weighted average annual increase in the per-capita cost of covered healthcare benefits of 8.00% for hourly OPEB and 7.50% for salaried OPEB.  The rate is assumed to decrease gradually to 5% for 2015 and remain at that level thereafter.  A 0.5% decrease in the discount rate for our OPEB would have increased total service and interest cost in 2008 and the postretirement obligation at December 31, 2008 by $0.9 million and $15.6 million, respectively.  A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2008 and the postretirement obligation at December 31, 2008 by $5.8 million and $28.7 million, respectively.

In addition, pursuant to our 1994 Asset Purchase Agreement, GM agreed to proportionally share in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We estimate the future cost sharing payments and present it as a noncurrent asset on our Consolidated Balance Sheet.  As of December 31, 2008, we estimated $221.2 million in future GM cost sharing.  If, in the future, GM was unable to fulfill its financial obligations under the Asset Purchase Agreement, our OPEB expenses may be different than our current estimates.

POSTEMPLOYMENT BENEFITS   As part of our operations, we will pay postemployment benefits to associates who are temporarily or permanently on layoff.  These benefits received prior to retirement may relate to a pre-existing plan or a one-time termination plan. Annual net postemployment benefits expense under our benefit plans and the related liabilities are accrued as service is rendered for those obligations that accumulate or vest and when the liability is probable and can be reasonably estimated.  Obligations that do not accumulate or vest are recorded when payment of the benefits is probable and the amounts can be reasonably estimated.  Due to the complexities inherent in estimating these obligations, our actual costs could differ materially.  Accordingly, we will continue to review our expected liability and make adjustments as necessary.

In the second quarter of 2008, we expensed $18.0 million relating to supplemental unemployment benefits (SUB) estimated to be paid to current UAW represented associates who are expected to be permanently idled through the end of the current collective bargaining agreements that expire in February 2012.  Under our new labor agreements, our obligation for SUB payments is limited to $18.0 million.  Once this limit is reached, the SUB program will be terminated.  As of December 31, 2008, it was probable and estimable that we will pay the full amount during the contract period.

In 2008, we recorded expense of $51.9 million for the estimated amount of total BDP payments to be paid to permanently idled associates throughout the new labor agreements.  This represents management’s best estimate of the portion of the total BDP payments that will not result in a future benefit to the Company.  If the number of associates who we expect to become permanently idled increased by 10%, we would expect the estimated BDP expense for permanently idled associates would increase by approximately $5 million.

ENVIRONMENTAL OBLIGATIONS   Due to the nature of our operations, we have legal obligations to perform asset retirement activities related to federal, state, local and foreign environmental requirements. The process of estimating environmental liabilities is complex and significant uncertainty exists related to the timing and method of the settlement of these obligations.  Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and possibilities of potential settlement dates, and the potential methods of settlement.

As a result of the recent plant closures in 2008, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  Based on management’s best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $1.0 million in 2008.  In addition, as a result of the sale of our Buffalo and Tonawanda facilities in the fourth quarter of 2008, we transferred certain environmental obligations and reduced our estimated environmental liability by $1.4 million.  Our environmental liability as of December 31, 2008 is $0.4 million.  In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on current information.  Any update may change our best estimate and could result in a material adjustment to this liability.

ACCOUNTS RECEIVABLE ALLOWANCES   The scope of our relationships with certain customers, such as GM and Chrysler, is inherently complex and, from time to time, we identify differences in our valuation of receivables due from these customers.  Differences in the quantity of parts processed as received by customers and the quantity of parts shipped by AAM is one major type of such difference.  Price differences can arise when we and our customer agree on a price change but the customer’s pricing database does not reflect the commercial agreement.  In these instances, revenue is fixed and determinable, but payment could fall outside our normal payment terms as we work through the process of resolving these differences.

Substantially all of our transactions with customers occur within the parameters of a purchase order which makes our price fixed and determinable.  We sometimes enter into non-routine agreements outside the original scope of the purchase order.  These agreements may be temporary, are fixed and determinable, and often have payment terms that are different than our normal terms.  We recognize the revenue or cost recovery from such arrangements in accordance with the commercial agreement.

We track the aging of uncollected billings and adjust our accounts receivable allowances on a quarterly basis as necessary based on our evaluation of the probability of collection.  The adjustments we have made due to the write-off of uncollectible amounts have been negligible.

While we believe that we have made an appropriate valuation of our accounts receivable due from GM, Chrysler and other customers for accounting purposes, changes in our ability to enforce commercial agreements or collect aged receivables, including bankruptcy protection, may result in actual collections that differ materially from current estimates.

VALUATION OF INDIRECT INVENTORY AND MACHINE REPAIR PARTS  As part of our strategy to control our investment in working capital and manage the risk of excess and obsolete inventory, we generally do not maintain large balances of productive raw materials, work-in-process or finished goods inventories.  Instead, we utilize lean manufacturing techniques and coordinate our daily production activities to meet our daily customer delivery requirements.

The ability to address plant maintenance issues on a real-time basis is a critical element of our ability to pursue such an operational strategy.  Our machinery and equipment may run for long periods of time without disruption and suddenly fail to operate as intended.  Certain machine repair parts may be difficult or cost prohibitive to source on a real-time basis.  To facilitate our continuous preventive maintenance strategies and to protect against costly disruptions in operations due to machine downtime, we carry a significant investment in inherently slow-moving machine repair parts and other maintenance materials and supplies.  For valuation purposes, we evaluate our usage of such assets on a quarterly basis and adjust our net book values as necessary to recognize as an asset only those quantities that we can reasonably estimate will be used.

 In 2008, as a result of the reduction in the projected usage of machinery and equipment, we recorded expense of $46.4 million related to the write down of the net book value of certain machine repair parts and other indirect inventory to their net realizable value. In addition, we evaluated the estimated timing of our projected usage of these assets based on current sales projections and determined that $28.0 million of these assets should be classified as noncurrent as they are not expected to be used within a year.

While we believe that we have made an appropriate valuation and classification of such assets for accounting purposes, unforeseen changes in usage requirements, manufacturing processes, maintenance and repair techniques, or inventory control may result in actual usage of such assets that differ materially from current estimates.

ESTIMATED USEFUL LIVES FOR DEPRECIATION   At December 31, 2008, approximately 80% of our capitalized investment in property, plant and equipment was related to productive machinery and equipment used in support of our manufacturing operations.  The selection of appropriate useful life estimates for such machinery and equipment is a critical element of our ability to properly match the cost of such assets with the operating profits and cash flow generated by their use.  We currently depreciate productive machinery and equipment on the straight-line method using composite useful life estimates up to 12 years.

 While we believe that the useful life estimates currently being used for depreciation purposes reasonably approximate the period of time we will use such assets in our operations, unforeseen changes in product design and technology standards or cost, quality and delivery requirements may result in actual useful lives that differ materially from the current estimates.

GOODWILL   We review our goodwill for impairment annually during the fourth quarter.  In addition, we review goodwill for impairment whenever adverse events or changes in circumstances indicate a possible impairment.  This review utilizes a two-step impairment test required under FASB Statement No. 142, “Goodwill and Other Intangibles.”  The first step involves a comparison of the fair value of a reporting unit with its carrying value.  If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value of goodwill with its carrying value.  If the carrying value of the reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The determination of our reporting units and the fair value of those reporting units and corresponding goodwill require us to make significant assumptions and estimates, including the extent and timing of future cash flows.  As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates.  These assumptions require significant judgment and are subject to a considerable degree of uncertainty.  We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable.  However, different assumptions could materially effect our conclusions on this matter.  We performed multiple goodwill impairment analyses in 2008, including our annual analysis in the fourth quarter, and determined there was no impairment to goodwill in 2008.

IMPAIRMENT OF LONG-LIVED ASSETS   Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment.  An impairment loss is recognized when the long-lived assets’ carrying value exceeds the fair value. If business conditions or other factors cause the profitability and estimated cash flows to be generated from an asset to decline, we may be required to record impairment charges at that time.  Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

• An assessment as to whether an adverse event or circumstance has triggered the need for an impairment review;
• Determination of asset groups, the primary asset within each group, and the primary asset’s average estimated useful life;
• Undiscounted future cash flows generated by the assets; and
• Determination of fair value when an impairment is deemed to exist, which may require assumptions related to future general economic conditions, business projections, discount rates and salvage values.

  In the years ended December 31, 2008, 2007 and 2006, we recognized asset impairment and related charges of $603.7 million, $11.6 million and $196.5 million, respectively.  These charges related to the permanent idling of certain assets, impairment analysis of certain assets that were “held for use”, the write down of assets “held for sale”, the write down of related machine repair parts and indirect inventory and the idling of certain leased assets.

   VALUATION OF DEFERRED TAX ASSETS AND OTHER TAX LIABILITIES  Because we operate in many different geographic locations, including several foreign, state and local tax jurisdictions, the evaluation of our ability to use all recognized deferred tax assets is complex.

   We are required to estimate whether recoverability of our deferred tax assets is more likely than not, based on forecasts of taxable income in the related tax jurisdictions. In these estimates, we use historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. This includes the consideration of tax law changes, prior profitability performance and the uncertainty of future projected profitability.

In accordance with FASB Statement No. 109, “Accounting for Income Taxes,” we reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets.  This review was based on the revised near-term projected future operating results of our U.S. operations.  We concluded that it is no longer “more likely than not” that we will realize our net deferred tax assets in the U.S. and recorded a charge to income tax expense in the second quarter of 2008 of $54.4 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance of $480.3 million in the U.S. through December 31, 2008 to offset the deferred tax benefits resulting from U.S. losses incurred in 2008.

We also reviewed the likelihood that we would be able to realize the benefit of our U.K. deferred tax assets.  This review was based on the revised near-term projected future operating results of our U.K. operations.  Events occurred in the fourth quarter of 2008 that provided “significant negative evidence” that was considered in evaluating whether the U.K. would be able to realize the benefit of its deferred tax assets.  These events included production volume reductions and other customer announcements.  We concluded that it is no longer “more likely than not” that we will realize the benefit of our deferred tax assets in the U.K. and recorded a charge to income tax expense in the fourth quarter of 2008 of $8.3 million to establish a full valuation allowance against these assets.

If, in the future, we generate taxable income in the U.S. or in the U.K. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.

    While we believe we have made appropriate valuations of our deferred tax assets, unforeseen changes in tax legislation, regulatory activities, audit results, operating results, financing strategies, organization structure and other related matters may result in material changes in our deferred tax asset valuation allowances or our tax liabilities.

    To the extent our uncertain tax positions do not meet the “more likely than not” threshold, we have derecognized such positions. To the extent our uncertain tax positions meet the “more likely than not” threshold, we have measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be defended upon examination.

Forward-Looking Statements

        In this MD&A and elsewhere in this Annual Report, we make certain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and relate to trends and events that may affect our future financial position and operating results.  The terms “will,” “may,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions are intended to identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	the ability of General Motors Corporation (GM) and Chrysler LLC (Chrysler) to obtain sufficient funding from either governmental or private sources;
•
the ability of GM and Chrysler to comply with the terms of the Secured Term Loan Facility provided by the U.S. Treasury and any additional requirements of the Troubled Asset Relief Program (TARP) applicable to our customers;

•	the impact on our business of requirements imposed on, or actions taken by, any of our customers in response to TARP or similar programs;
•	global economic conditions;
•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;
•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;
•	reduced purchases of our products by GM, Chrysler or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);
•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to implement improvements in our U.S. labor cost structure;
•	our ability to consummate and integrate acquisitions;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	lower-than-anticipated market acceptance of new or existing products;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•	continued or increased high prices for or reduced availability of fuel;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);
•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

     CURRENCY EXCHANGE RISK  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  At December 31, 2008, we had currency forward contracts with a notional amount of $36.9 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $4 million at December 31, 2008.

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

 INTEREST RATE RISK   We are exposed to variable interest rates on certain credit facilities.   From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreements as an adjustment to interest expense over the lives of the debt agreements.  In the fourth quarter of 2008, we terminated our interest rate swap that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  As of December 31, 2008, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 14% of our weighted-average interest rate at December 31, 2008) on our long-term debt outstanding at December 31, 2008 would be approximately $6 million on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,
(in millions, except per share data)
	2008	2007	2006

Net sales	$2,109.2	$3,248.2	$3,191.7

Cost of goods sold	2,974.4	2,969.8	3,321.1

Gross profit (loss)	(865.2)	278.4	(129.4)

Selling, general and administrative expenses	185.4	202.8	197.4

Operating income (loss)	(1,050.6)	75.6	(326.8)

Interest expense	(70.4)	(61.6)	(39.0)

Investment income	2.5	9.3	0.2

Other income (expense)
Debt refinancing and redemption costs	-	(5.5)	(2.7)
Other, net	(2.8)	(0.2)	12.0

Income (loss) before income taxes	(1,121.3)	17.6	(356.3)

Income tax expense (benefit)	103.3	(19.4)	(133.3)

Minority interest	0.3	-	-

Net income (loss)	$(1,224.3)	$37.0	$(223.0)

Basic earnings (loss) per share	$(23.73)	$0.72	$(4.43)

Diluted earnings (loss) per share	$(23.73)	$0.70	$(4.43)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Balance Sheets
December 31,
(in millions, except per share data)
	2008	2007
Assets
Current assets
Cash and cash equivalents	$198.8	$343.6
Short-term investments	77.1	-
Accounts receivable, net of allowances of
$3.3 million in 2008 and $2.2 million in 2007	186.9	264.0
AAM-GM Agreement receivable	60.0	-
Inventories, net	111.4	242.8
Deferred income taxes	5.5	19.5
Prepaid expenses and other	55.6	73.4
Total current assets	695.3	943.3

Property, plant and equipment, net	1,064.2	1,696.2
Deferred income taxes	20.7	78.7
Goodwill	147.8	147.8
GM postretirement cost sharing asset	221.2	212.5
Other assets and deferred charges	98.5	57.4
Total assets	$2,247.7	$3,135.9

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$250.9	$313.8
Accrued compensation and benefits	127.5	126.6
Deferred revenue	66.7	10.2
Deferred income taxes	13.1	-
Other accrued expenses	59.5	61.0
Total current liabilities	517.7	511.6

Long-term debt	1,139.9	858.1
Deferred income taxes	4.8	6.6
Deferred revenue	178.2	66.0
Postretirement benefits and other long-term liabilities	842.8	794.2
Total liabilities	2,683.4	2,236.5

Stockholders’ equity (deficit)
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2008 or 2007	-	-
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2008 or 2007	-	-
Common stock, par value $0.01 per share; 150.0 million shares authorized; 56.9 million and 56.7 million shares issued and outstanding
in 2008 and 2007, respectively	0.6	0.6
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2008 or 2007	-	-
Paid-in capital	426.7	416.3
Retained earnings (accumulated deficit)	(648.6)	591.9
Treasury stock at cost, 5.2 million shares in 2008 and 2007	(173.9)	(173.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(29.3)	33.5
Foreign currency translation adjustments	0.2	34.2
Unrecognized loss on derivatives	(11.4)	(3.3)
Total stockholders’ equity (deficit)	(435.7)	899.4
Total liabilities and stockholders’ equity (deficit)	$2,247.7	$3,135.9

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Cash Flows
Year Ended December 31,
(in millions)
	2008	2007	2006
Operating Activities
Net income (loss)	$(1,224.3)	$37.0	$(223.0)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Asset impairments and related indirect inventory obsolescence	599.0	11.6	196.5
Depreciation and amortization	199.5	229.4	206.0
Deferred income taxes	82.5	(47.4)	(184.3)
Stock-based compensation	9.9	18.4	10.2
Pensions and other postretirement benefits, net of contributions	3.6	53.3	114.8
Loss on retirement of property, plant and equipment	4.0	8.5	6.3
Debt refinancing and redemption costs	-	5.5	2.7
Changes in operating assets and liabilities
Accounts receivable	71.9	64.9	2.9
Inventories	52.6	(28.4)	1.9
Accounts payable and accrued expenses	(77.1)	(5.2)	43.7
Deferred revenue: AAM-GM Agreement	81.8	-	-
Other assets and liabilities	33.5	20.3	8.0
Net cash provided by (used in) operating activities	(163.1)	367.9	185.7

Investing activities
Purchases of property, plant and equipment	(140.2)	(186.5)	(286.6)
Payments of deposits for acquisition of property and equipment	(7.1)	-	-
Proceeds from sale of property, plant and equipment	3.4	-	-
Reclassification of cash equivalents to short-term investments	(77.1)	-	-
Acquisition, net	(10.7)	-	-
Purchase buyouts of leased equipment	-	-	(71.8)
Proceeds from sale-leasebacks	-	-	34.8
Net cash used in investing activities	(231.7)	(186.5)	(323.6)

Financing activities
Net borrowings (repayments) under revolving credit facilities	290.3	(130.8)	67.2
Proceeds from issuance of long-term debt	8.9	556.1	261.6
Conversion of 2.00% Notes	(2.3)	-	(147.3)
Payment of Term Loan due 2010	-	(252.5)	-
Payments of other long-term debt and capital lease obligations	(11.5)	(0.5)	(1.0)
Debt issuance costs	(13.4)	(7.5)	(4.4)
Employee stock option exercises	0.7	13.5	1.3
Tax benefit on stock option exercises	0.2	3.8	1.0
Dividends paid	(18.3)	(31.8)	(31.0)
Purchase of treasury stock	(0.1)	(2.0)	(0.1)
Net cash provided by financing activities	254.5	148.3	147.3

Effect of exchange rate changes on cash	(4.5)	0.4	0.4

Net increase (decrease) in cash and cash equivalents	(144.8)	330.1	9.8

Cash and cash equivalents at beginning of year	343.6	13.5	3.7

Cash and cash equivalents at end of year	$198.8	$343.6	$13.5

Supplemental cash flow information
Interest paid	$75.9	$58.1	$44.8
Income taxes paid, net of refunds	$4.8	$20.6	$49.4

   See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)
(in millions)
							Accumulated
	Common Stock						Other
	Shares	Par	Paid-in	Retained	Treasury	Unearned	Comprehensive	Comprehensive
	Outstanding	Value	Capital	Earnings	Stock	Compensation	Income (Loss)	Income (Loss)

Balance at January 1, 2006	50.3	$0.5	$385.6	$852.2	$(171.7)	$(14.8)	$(48.3)

Net loss				(222.5)				$(222.5)
Loss on derivatives, net							(1.9)	(1.9)
Foreign currency translation, net							11.6	11.6
Minimum pension liability adjustment, net							37.0	37.0
SFAS 158 transition adjustment, net
Minimum pension liability							15.6
Net prior service credit							10.8
Net actuarial loss							(11.6)
Comprehensive loss								$(175.8)
Reclassification of unearned compensation			(14.8)			14.8
Exercise of stock options
including tax benefit	0.2	0.1	2.2
Dividends paid				(31.0)
Stock-based compensation expense			8.7
Purchase of treasury stock					(0.1)
Balance at December 31, 2006	50.5	0.6	381.7	598.7	(171.8)	-	13.2

Net income				37.0				$37.0
Loss on derivatives, net							(1.8)	(1.8)
Foreign currency translation, net							18.7	18.7
SFAS 158 transition adjustment, net				(12.0)
Defined benefit plans, net							34.3	34.3
Comprehensive loss								$88.2
Exercise of stock options and
vesting of restricted stock,
including tax benefit	1.1		18.9
Dividends paid				(31.8)
Stock-based compensation expense			15.7
Purchase of treasury stock					(2.0)
Balance at December 31, 2007	51.6	0.6	416.3	591.9	(173.8)	-	64.4

Net loss				(1,224.3)				$(1,224.3)
Loss on derivatives, net							(8.1)	(8.1)
Foreign currency translation, net							(34.0)	(34.0)
Defined benefit plans, net							(62.8)	(62.8)
Comprehensive loss								$(1,329.2)
Exercise of stock options and
vesting of restricted stock,
including tax benefit	0.1		0.9
Dividends paid			(2.1)	(16.2)
Stock-based compensation expense			11.6
Purchase of treasury stock					(0.1)
Balance at December 31, 2008	51.7	$0.6	$426.7	$(648.6)	$(173.9)	$-	$(40.5)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION  American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driving heads, crankshafts, transmission parts and metal-formed products.  In addition to locations in the United States (U.S.) (Michigan, New York, Ohio and Indiana), we also have offices or facilities in Brazil, China, England, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea and Thailand.

PRINCIPLES OF CONSOLIDATION   We include the accounts of Holdings and its subsidiaries in our consolidated financial statements.  We eliminate the effects of all intercompany transactions, balances and profits in our consolidation.

REVENUE RECOGNITION   We recognize revenue when products are shipped to our customers and title transfers under standard commercial terms or when realizable in accordance with our commercial agreements.  If we are uncertain as to whether we will be successful collecting a balance in accordance with our understanding of a commercial agreement, we do not recognize the revenue or cost recovery until such time as the uncertainty is removed.

In the second quarter of 2008, we entered into an agreement with GM to provide financial assistance to support the transition of our United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented legacy labor at our original U.S. locations upon the resolution of the strike called by the International UAW (AAM – GM Agreement).   Pursuant to this agreement, GM agreed to provide us with $175.0 million of cash payments through April 2009.  We received $115.0 million in 2008 and have recorded a receivable for $60.0 million for the remaining payment, which is disclosed as AAM – GM Agreement receivable on our Consolidated Balance Sheet.

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

In total, we recorded deferred revenue of $213.7 million as a result of the AAM – GM Agreement.  This represented both the expected cash payments and the settlement of the postretirement healthcare and life insurance liability.  We are recognizing this deferred revenue into revenue on a straight-line basis over a 45 month period beginning on June 1, 2008.  This recognition period is consistent with the period that GM will benefit from the payments provided to us under the AAM – GM Agreement.

In 2008, we recognized $33.2 million of revenue related to the AAM – GM Agreement.  As of December 31, 2008, our deferred revenue related to the AAM – GM Agreement is $180.5 million, $57.0 million of which is classified as current and $123.5 million of which is classified as noncurrent on our Consolidated Balance Sheet.  As of December 31, 2008, the majority of the remaining $64.4 million of deferred revenue primarily relates to customer payments to implement capacity programs, which is generally recognized into revenue over the life of these programs.

 RESEARCH AND DEVELOPMENT (R&D) COSTS   We expense R&D as incurred.  R&D spending was $85.0 million, $80.4 million and $83.2 million in 2008, 2007 and 2006, respectively.

 CASH AND CASH EQUIVALENTS   Cash and cash equivalents include all cash balances and highly liquid investments in money market funds with maturities of 90 days or less at the time of purchase.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SHORT-TERM INVESTMENTS   As of December 31, 2008, we were invested in the Reserve U.S. Governmental Fund (Government Fund), the Reserve International Liquidity Fund (International Liquidity Fund) and the Reserve Yield Plus Fund (Yield Plus Fund) (collectively the Reserve Funds).  The Reserve Funds are a series of money-market and other similar fund investments, which we have previously classified as cash and cash equivalents on our Consolidated Balance Sheet because the funds were readily convertible into known amounts of cash.

In September of 2008, redemptions were temporarily suspended from the Reserve Funds.  Since September 2008 we have received $40.1 million in redemptions for the Reserve Funds as of December 31, 2008.  While we expect to receive all or substantially all of our current holdings in the Reserve Funds, we cannot predict exactly when this will occur or the amount we will receive.  Accordingly, we have reclassified the fair value of these funds of $77.1 million from cash and cash equivalents to short-term investments on our Consolidated Balance Sheet as of December 31, 2008.  Subsequent to December 31, 2008 and through the date of this filing, we received $59.0 million of redemptions from these funds.

In 2008, we recorded a loss of $5.5 million based on the other-than-temporary decline in the fair value of the International Liquidity and Yield Plus Funds.

ACCOUNTS RECEIVABLE  The majority of our accounts receivable are due from original equipment manufacturers (OEM’s) in the automotive industry.  Trade accounts receivable are generally due on average within 50 days from the date of shipment and are past due when payment is not received within the stated terms.  Amounts due from customers are stated net of allowances for doubtful accounts.  We determine our allowances by considering factors such as the length of time accounts are past due, our previous loss history, the customer’s ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible.

CUSTOMER TOOLING AND PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY AGREEMENTS   Engineering, R&D, and other pre-production design and development costs for products sold on long-term supply arrangements are expensed as incurred unless we have a contractual guarantee for reimbursement from the customer.  Costs for tooling used to make products sold on long-term supply arrangements for which we have either title to the assets or the non-cancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment.  Capitalized items and customer receipts specifically related to a supply arrangement are amortized over the shorter of the term of the arrangement or over the estimated useful lives of the related assets.

INVENTORIES   We state our inventories at the lower of cost or market.  In 2008, we changed the method of accounting for our U.S. inventories from the LIFO method to the FIFO method as discussed later in “CHANGE IN ACCOUNTING PRINCIPLE.”  The cost of worldwide inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	December 31,
	2008	2007
	(in millions)
Raw materials and work-in-progress	$116.9	$230.5
Finished goods	22.8	52.6
Gross inventories	139.7	283.1
Inventory valuation reserves	(28.3)	(40.3)
Inventories, net	$111.4	$242.8

The decrease in inventories in 2008 as compared to 2007 reflects lower sales levels, indirect inventory obsolescence due to reduced projected usage and the result of initiatives to reduce the amount of inventory on hand.  See Note 4 – Restructuring Actions for more detail on the indirect inventory obsolescence.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition to the obsolescence of indirect inventories, we evaluated the estimated timing of our projected usage of indirect inventory based on current sales projections and determined that indirect inventory totaling $28.0 million, which consists primarily of machine repair parts, should be classified as a noncurrent asset as it is not expected to be used within a year.  These assets are included in other assets on our Consolidated Balance Sheet as of December 31, 2008.

PROPERTY, PLANT AND EQUIPMENT   Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2008	2007
	(Years)	(in millions)
Land	-	$26.1	$25.6
Land improvements	10-15	14.1	18.1
Buildings and building improvements	15-40	279.6	414.4
Machinery and equipment	3-12	1,388.1	2,410.4
Construction in progress	-	94.2	83.2
		1,802.1	2,951.7
Accumulated depreciation and amortization		(737.9)	(1,255.5)
Property, plant and equipment, net		$1,064.2	$1,696.2

We state property, plant and equipment, including amortizable tooling, at cost.  Construction in progress includes costs incurred for the construction of buildings and building improvements, and machinery and equipment in process.  Repair and maintenance costs that do not extend the useful life or otherwise improve the utility of the asset beyond its existing useful state are expensed in the period incurred.

We record depreciation and tooling amortization on the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation and tooling amortization amounted to $194.1 million, $220.6 million and $195.6 million in 2008, 2007 and 2006, respectively.

Property, plant and equipment decreased significantly in 2008 as compared to 2007, primarily as a result of asset impairments.  See Note 4 – Restructuring Actions for more detail on these asset impairments.

IMPAIRMENT OF LONG-LIVED ASSETS   We evaluate the carrying value of long-lived assets and long-lived assets to be disposed for potential impairment on an ongoing basis in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We consider projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations.  If impairment is deemed to exist, the carrying amount of the asset is adjusted based on its fair value. Recoverability of assets “held for use” is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount. When the carrying value of an asset group exceeds its fair value and is therefore nonrecoverable, those assets are written down to fair value.  Fair value is determined based on market prices, when available, or a cash flow analysis performed using management estimates.  See Note 4 - Restructuring Actions for detail on our 2008, 2007 and 2006 asset impairments.

GOODWILL   We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired.  We periodically evaluate goodwill for impairment in accordance with FASB Statement No. 142, “Goodwill and other Intangibles.”  We completed impairment tests in 2008, 2007 and 2006 and concluded that there was no impairment of our goodwill.

INTANGIBLE ASSETS In the fourth quarter of 2008, we executed an asset purchase agreement with FormTech Industries LLC (FormTech).  As part of this agreement, we exchanged our hub and spindle forging assets for FormTech’s differential gear, hypoid pinion and ring gear forging assets.  We also made a cash payment to FormTech of $10.7 million and recorded an intangible asset of $9.6 million, which represents the fair value of the customer relationships acquired as part of this transaction.  This intangible asset is classified as other assets on our Consolidated Balance Sheet and is being amortized on a straight-line basis over its estimated useful life of five years.

DERIVATIVES   We account for derivatives under FASB Statement No. 133, (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value.  If a derivative qualifies under SFAS 133 as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value, and changes in the fair value of derivatives that do not qualify as hedges, are immediately recognized in earnings.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CURRENCY TRANSLATION   We translate the assets and liabilities of our foreign subsidiaries to U.S. dollars at end-of-period exchange rates.  We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates.  We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity.  Gains and losses resulting from the remeasurement of assets and liabilities of our foreign subsidiaries that use the U.S. dollar as their functional currency are reported in current period income.  We also report any gains and losses arising from transactions denominated in a currency other than our functional currency in current period income.

USE OF ESTIMATES   In order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements.  Actual results could differ from those estimates.

        CHANGE IN ACCOUNTING PRINCIPLE

    Inventory Costing Method   On January 1, 2008, we changed the method for costing our U.S. inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.  As of December 31, 2007, the U.S. inventories for which the LIFO method of costing inventory was applied represented approximately 25% of total gross inventories.  This change enhances the matching of inventory costs with revenues and better reflects the current cost of inventory on our Consolidated Balance Sheet.  Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our industry peers, most of which use the FIFO method of costing for inventory.  In accordance with Statement of Financial Accounting Standards No. 154, (SFAS 154)  “Accounting Changes and Error Corrections,” the change in accounting principle has been retrospectively applied to all prior periods presented herein.

OPEB Obligation   Pursuant to the 1994 Asset Purchase Agreement between GM and AAM, GM agreed to share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM and, on a quarterly basis, GM pays us for the portion of OPEB payments made to our associates attributable to service with GM (the "cost sharing arrangement").  Historically, we have accounted for this cost sharing arrangement pursuant to FASB Statement No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” by measuring and presenting our OPEB obligation and related costs to associates net of the cost sharing arrangement.  As of December 31, 2008, we have changed our balance sheet accounting to reflect the total OPEB obligation on a gross basis, including amounts expected to be received pursuant to the cost sharing arrangement, as postretirement benefits and other long-term liabilities on our Consolidated Balance Sheet.  We also have recognized a corresponding noncurrent asset related to expected payments from GM pursuant to the cost sharing arrangement.  Accordingly, as of December 31, 2008 and 2007, we have recognized an increase of $221.2 million and $212.5 million, respectively, to postretirement benefits and other long-term liabilities and a corresponding increase in the GM postretirement cost sharing asset on our Consolidated Balance Sheet.  There was no impact on our Statement of Operations, Cash Flows or Stockholders’ Equity (Deficit) for any of the periods presented.  We believe this change in accounting is preferable because it provides increased transparency to the users of our financial statements by recognizing our OPEB obligation to associates separately from our asset related to expected payments pursuant to the cost sharing arrangement.  In accordance with SFAS 154, this change in accounting principle has been retrospectively applied to all prior periods presented herein.

We have presented the effects of the changes in accounting to the Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007, the Consolidated Statement of Operations for the twelve months ended December 31, 2008 and December 31, 2006, and the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2008 and December 31, 2006.  We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.  The impact of the changes in accounting on the Consolidated Statement of Operations and Cash Flows for the year ended December 31, 2007 was immaterial.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statement of Operations Year Ended December 31, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO

Net sales	$2,109.2	$-	$2,109.2
Cost of goods sold	2,966.8	7.6	2,974.4
Gross loss	(857.6)	(7.6)	(865.2)
Selling general and administrative expenses	185.4	-	185.4
Operating loss	(1,043.0)	(7.6)	(1,050.6)
Other expense, net	(70.7)	-	(70.7)
Loss before income taxes	(1,113.7)	(7.6)	(1,121.3)
Income tax expense	108.4	(5.1)	103.3
Minority interest	0.3	-	0.3
Net loss	$(1,221.8)	$(2.5)	$(1,224.3)
Basic loss per share	$(23.68)	$(0.05)	$(23.73)
Diluted loss per share	$(23.68)	$(0.05)	$(23.73)

Consolidated Balance Sheet December 31, 2008 (in millions)
	As calculated under previous accounting	Difference	As reported
Assets
Current assets
Inventories	$103.5	$7.9	$111.4
Other current assets	583.9	-	583.9
Total current assets	687.4	7.9	695.3
GM postretirement cost sharing asset	-	221.2	221.2
Other assets	1,331.2	-	1,331.2
Total assets	$2,018.6	$229.1	$2,247.7

Liabilities and Stockholders’ Equity (Deficit)
Postretirement benefits and other long-term liabilities	$621.6	$221.2	$842.8
Other liabilities	1,840.6	-	1,840.6
Total liabilities	2,462.2	221.2	2,683.4
Stockholders’ equity (deficit)
Retained earnings (accumulated deficit)	(656.5)	7.9	(648.6)
Other stockholders’ equity	212.9	-	212.9
Total stockholders’ equity (deficit)	(443.6)	7.9	(435.7)
Total liabilities and stockholders’ equity (deficit)	$2,018.6	$229.1	$2,247.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statement of Cash Flows Year ended December 31, 2008 (in millions)
	As calculated using LIFO for U.S. inventories	Difference between LIFO and FIFO	As reported using FIFO
Operating Activities
Net loss	$(1,221.8)	$(2.5)	$(1,224.3)
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	87.6	(5.1)	82.5
Changes in operating assets and liabilities
Inventories	45.0	7.6	52.6
Other changes in operating assets and liabilities	110.1	-	110.1
Other adjustments	816.0	-	816.0
Net cash used in operating activities	(163.1)	-	(163.1)

Investing Activities
Net cash used in investing activities	(231.7)	-	(231.7)

Financing Activities
Net cash provided by financing activities	254.5	-	254.5

Effect of exchange rate changes on cash	(4.5)	-	(4.5)

Net increase in cash and cash equivalents	$(144.8)	$-	$(144.8)

Consolidated Balance Sheet December 31, 2007 (in millions)
	As originally reported	Adjustments	As adjusted and reported
Assets
Current assets
Inventories	$229.0	$13.8	$242.8
Deferred income taxes	24.6	(5.1)	19.5
Other current assets	681.0	-	681.0
Total current assets	934.6	8.7	943.3
GM postretirement cost sharing asset	-	212.5	212.5
Other assets	1,980.1	-	1,980.1
Total assets	$2,914.7	$221.2	$3,135.9

Liabilities and Stockholders’ Equity
Postretirement benefits and other long-term liabilities	$581.7	$212.5	$794.2
Other liabilities	1,442.3	-	1,442.3
Total liabilities	2,024.0	212.5	2,236.5
Stockholders’ equity
Retained earnings	583.2	8.7	591.9
Other stockholders’ equity	307.5	-	307.5
Total stockholders’ equity	890.7	8.7	899.4
Total liabilities and stockholders’ equity	$2,914.7	$221.2	$3,135.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statement of Operations Year Ended December 31, 2006 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO

Net sales	$3,191.7	$-	$3,191.7
Cost of goods sold	3,320.3	0.8	3,321.1
Gross loss	(128.6)	(0.8)	(129.4)
Selling general and administrative expenses	197.4	-	197.4
Operating loss	(326.0)	(0.8)	(326.8)
Other expense, net	(29.5)	-	(29.5)
Loss before income taxes	(355.5)	(0.8)	(356.3)
Income tax expense	(133.0)	(0.3)	(133.3)
Net loss	$(222.5)	$(0.5)	$(223.0)
Basic loss per share	$(4.42)	$(0.01)	$(4.43)
Diluted loss per share	$(4.42)	$(0.01)	$(4.43)

Consolidated Statement of Cash Flows Year ended December 31, 2006 (in millions)
	As originally reported	Adjustments to change from LIFO to FIFO	As adjusted and reported under FIFO
Operating Activities
Net income	$(222.5)	$(0.5)	$(223.0)
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(184.0)	(0.3)	(184.3)
Changes in operating assets and liabilities
Inventories	1.1	0.8	1.9
Other changes in operating assets and liabilities	54.6	-	54.6
Other adjustments	536.5	-	536.5
Net cash provided by operating activities	185.7	-	185.7

Investing Activities
Net cash used in investing activities	(323.6)	-	(323.6)

Financing Activities
Net cash provided by financing activities	147.3	-	147.3

Effect of exchange rate changes on cash	0.4	-	0.4

Net increase in cash and cash equivalents	$9.8	$-	$9.8

        The Consolidated Statements of Operations for the year ended December 31, 2008 as calculated using LIFO for U.S. inventories include an adjustment to income tax expense of $5.1 million for additional valuation allowances that would have been recorded against our U.S. deferred tax assets.  See Note 10 – Income Taxes for more detail on our valuation allowance.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EFFECT OF NEW ACCOUNTING STANDARDS

        In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.”  This statement clarifies the definition of fair value and establishes a fair value hierarchy.  SFAS 157, as originally issued, was effective for us on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  The effective date for us under this FSP is January 1, 2009.  As allowed by FSP FAS 157-2, we partially adopted SFAS 157 on January 1, 2008 and the impact of adoption was not significant.  We do not expect the impact of applying SFAS 157 to the remaining assets and liabilities on January 1, 2009 to be material.

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

        On a recurring basis, we measure our derivatives and short-term investments at fair value.  The fair value of these derivatives and short-term investments are determined using Level 2 inputs, as described above.

        As allowed by FSP FAS 157-2, we did not apply SFAS 157 to fair value measurements of certain assets and liabilities included in property, plant and equipment, net, accrued compensation and benefits, other accrued expenses, and postretirement benefits and other long-term liabilities on our Consolidated Balance Sheets.

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

        In December 2007, the FASB issued Statement No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”   SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us on January 1, 2009.  We do not expect the impact of adopting this statement to be material.

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

        In March 2008, the FASB issued Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us prospectively on January 1, 2009.

        In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components.  FSP No. APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized.  FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods.  We do not expect the impact of applying this FSP to be material.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 is effective for us retrospectively on January 1, 2009.  Adoption of this staff position is expected to increase basic shares outstanding by approximately 2.6 million shares in 2008, 1.9 million shares in 2007 and 1.5 million shares in 2006.  Adoption of this staff position is expected to increase diluted shares outstanding by approximately 2.6 million shares in 2008, 1.1 million shares in 2007 and 1.5 million shares in 2006.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SIGNIFICANT RISKS AND UNCERTAINTIES

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business.

As of December 31, 2008, AAM was in compliance with the covenants in the Revolving Credit Facility and Term Loan agreements.  As a result of the current automotive industry environment and the uncertainty relating to the ability of GM and Chrysler to continue operating as going concerns described below, it is uncertain whether we will be in compliance with the financial covenants in the foregoing agreements throughout 2009.  Should AAM fail to be in compliance with these covenants and we are unable to obtain a waiver or amend these covenants, we may be unable to continue as a going concern.  Our consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities.

In 2008, the domestic automotive industry experienced a severe downturn. The collapse of the U.S. housing market, the global financial crisis, a lack of available consumer credit and financing options, rising unemployment, exceptionally low consumer confidence and wildly fluctuating fuel and commodity prices, among other factors, combined to result in a sudden and major drop in industry production and sales volumes.  These difficult market conditions have exacerbated the financial pressure on the entire domestic automotive industry, and especially the domestic OEMs.

In the fourth quarter of 2008, both GM and Chrysler secured government financing commitments under the Troubled Asset Relief Program; however, both have since made requests for additional government financing commitments to continue operations through 2009, which commitments have not yet been provided.  Although each company has achieved progress on critical capacity rationalization objectives and other important restructuring initiatives, it is uncertain whether the government will continue to provide necessary financial support, or whether the companies will be able to secure sufficient alternate sources of funding to continue as a going concern if the government does not provide sufficient financing in the future.  In addition, the terms of the government financing commitments provided to GM and Chrysler include certain milestones, which if not met by these companies by March 31, 2009, entitle the government to accelerate repayment of the loans.  If GM or Chrysler were not able to continue their operations, many suppliers, including AAM, could suffer unfavorable consequences.  These unfavorable consequences could include payment delays, inability to collect trade and other accounts receivable, price reductions, production volume declines or the failure to honor contractual commitments, including sourcing decisions and financial obligations.

We have made significant adjustments to our business plan, global manufacturing footprint and cost structure to adapt to lower industry production volumes, improve our liquidity position and diversify our customer base and revenue concentrations.

•
As a result of an expanded product development focus that now includes highly engineered all-wheel drive and rear-wheel drive applications for passenger cars, crossover vehicles and commercial vehicles, we have increased our total global served market by approximately 30%.

•	We are reducing our domestic production capacity by approximately 70%, while at the same time increasing global installed capacity by 150%.

•
In 2008, we negotiated new hourly labor agreements with the International Association of Machinists (IAM) and International UAW at the original U.S. locations.  Pursuant to these new labor agreements, we are converting the former fixed legacy labor cost structure of these facilities to a highly flexible, competitive and variable cost structure.

•	In connection with hourly and salaried attrition programs administered in 2008, AAM reduced its global hourly and salaried workforce by more than 25% in 2008.

•
We have also significantly reduced our inventories, amended our Revolving Credit Facility and suspended our quarterly cash dividend program in 2009.  The amendment of our Revolving Credit Facility in the fourth quarter of 2008 extended the maturity of a portion of the facility through 2011 and provides AAM with additional financial covenant flexibility.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   LABOR RELATIONS

       On February 25, 2008, the four-year master labor agreement between AAM and the International UAW that covered approximately 3,650 associates at our original five facilities in Michigan and New York expired.  The International UAW called a strike at these facilities upon expiration of this agreement.  On May 23, 2008, the International UAW ratified new labor agreements with AAM.  The new labor agreements establish a new wage and benefit package for eligible current and newly hired UAW represented associates at these locations.

       As part of these new agreements, we paid a lump-sum ratification bonus to each eligible associate at these locations in the second quarter of 2008.  We expensed and paid $19.1 million for these signing bonuses.

       In addition, as part of the new labor agreements, we offered the Special Separation Program (SSP) to all hourly associates represented by the International UAW at the original U.S. locations.  This voluntary separation program offered a range of retirement or buyout incentives to eligible associates.  In connection with the new agreements, we also closed or are scheduled to close our Buffalo Gear, Axle & Linkage facility (Buffalo) and Tonawanda and Detroit forging facilities.  The costs recorded in 2008 for the SSP and related plant closures are discussed in more detail in Note 4 – Restructuring Actions.

      The new labor agreements have a significant impact on our pension and other postretirement employee benefit (OPEB) obligations, including the freezing, reducing or eliminating of current and future benefits for certain associates.  See Note 8 – Employee Benefit Plans for more detail on the impact of the new agreements on our pension and OPEB liabilities, expense and accumulated other comprehensive income.

An involuntary Buydown Program (BDP) was initiated for approximately 1,525 associates that did not elect to participate in the SSP and continued employment with AAM.  Under the BDP, we will make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease.  The total buydown payments are expected to average approximately $91,000 per associate and will not exceed $105,000 per associate.  In 2008, we paid $51.0 million for the first lump-sum buydown payment.  Associates who are laid off for a certain length of time have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  Several associates elected this option in 2008 and we made $0.3 million of accelerated BDP payments as of December 31, 2008.

We recorded expense of $51.9 million in 2008 for the estimated amount of total BDP payments related to permanently idled associates throughout the new labor agreements.  This represents management’s best estimate of the portion of the total BDP payment that will not result in a future benefit to the Company.

We recorded $14.4 million of expense in 2008 for the amortization of the BDP payments that are expected to provide a benefit to the Company through the end of the new labor agreements.  In addition, the lower base wage rate went into effect for all associates participating in the BDP on July 28, 2008.

As of December 31, 2008, we have recorded $19.3 million in prepaid expenses and other on our Consolidated Balance Sheet for BDP payments made in the third quarter of 2008 that we estimate will provide a benefit to the Company in the future.  We also recorded a liability of $17.2 million in accrued compensation and benefits and a liability of $17.2 million in postretirement and other long-term liabilities as of December 31, 2008 on our Consolidated Balance Sheet for the estimated amount of future BDP payments to be paid to permanently idled associates throughout the new labor agreements.

In 2008, we expensed $18.0 million relating to supplemental unemployment benefits (SUB) to be paid to current UAW represented associates during the new labor agreements that expire in February 2012.  The new labor agreements between AAM and the International UAW contain a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  Under the new agreements, our obligation for SUB payments is limited to $18.0 million.  Once this limit is reached, the SUB program will be terminated.  As of December 31, 2008, it was probable and estimable that we will pay the full amount during the contract period.  From the beginning of the new labor agreements through December 31, 2008, we paid $8.0 million of SUB, and our remaining liability was $10.0 million as of December 31, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    RESTRUCTURING ACTIONS

In 2008, we incurred charges related to the SSP, asset impairments, plant closure agreements and other ongoing restructuring actions.  In addition, we continue to make payments related to charges incurred for restructuring actions taken in 2007 and 2006.  A summary of this activity for 2008 and 2007 is shown below (in millions):

	One-time Termination Benefits	Asset Impairment Charges	Indirect Inventory Obsolescence	Environmental Obligations	Contract Related Costs	Redeployment of Assets	Total

Accrual as of December 31, 2006	$36.4	$-	$-	$2.5	$-	$-	$38.9
Charges	53.1	11.6	-	-	-	14.0	78.7
Cash utilization	(66.6)	-	-	(0.3)	-	(14.0)	(80.9)
Non-cash utilization	-	(11.6)	-	-	-	-	(11.6)
Accrual adjustments	(2.6)	-	-	-	-	-	(2.6)
Accrual as of December 31, 2007	$20.3	$-	$-	$2.2	$-	$-	$22.5
Charges	233.4	552.6	46.4	1.0	10.7	19.6	863.7
Cash utilization	(202.5)	-	-	(1.4)	(3.6)	(19.6)	(227.1)
Non-cash utilization	-	(552.6)	(46.4)	-	(0.8)	-	(599.8)
Accrual adjustments	(9.1)	-	-	(1.4)	(1.0)	-	(11.5)
Accrual as of December 31, 2008	$42.1	$-	$-	$0.4	$5.3	$-	$47.8

ONE-TIME TERMINATION BENEFITS   We offered the SSP to all UAW represented associates at the original U.S. locations in the second quarter of 2008.  Under this voluntary separation program, we offered retirement and buyout incentives to approximately 3,650 eligible hourly associates.  Approximately 2,125 associates elected to participate in this program.  We recorded expense of $215.7 million in 2008 for the postemployment benefits related to this program and we paid $184.7 million of these costs in 2008.

We recorded expense of $4.2 million in 2008 for the estimated postemployment costs for associates represented by the IAM at our Tonawanda forging facility.  We paid $1.2 million related to these costs in 2008.

In 2008, we approved a plan to reduce our salaried workforce by approximately 350 associates in the U.S.  As part of this plan, we offered a voluntary salaried retirement incentive program (SRIP) to eligible salaried associates in the U.S.  We recorded expense of $9.2 million in connection with this program and the estimated postemployment benefits related to the Layoff Severance Program (LSP) in 2008.  We paid $1.2 million in 2008 related to this program.

 In the second quarter of 2008, we approved and communicated a plan to provide future transition payments to certain associates who will remain active through the operation of facilities under plant closure agreements.  We recorded expense of $1.2 million in 2008 for the proportional amount of expense for service related to these future payments and we made $0.6 million of these payments in 2008.

In the second half of 2008, we recorded a charge of $3.1 million related to postemployment benefits payable to associates in our European operations.

In the third quarter of 2007, we offered the Buffalo Separation Program (BSP) to all hourly associates represented by the UAW at our Buffalo facility.  This voluntary separation program offered retirement or buyout incentives to approximately 650 eligible hourly associates.  We recorded expense in 2007 of $42.3 million for the one-time termination benefits of this program and we paid $7.6 million of these costs in 2008 and $33.3 million in 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        In 2007, approximately 90 associates represented by the International Association of Machinists (IAM) at our Tonawanda, New York and Detroit, Michigan facilities participated in a voluntary separation incentive program (VSIP) and elected to terminate employment with AAM.  We recorded expense of $7.4 million for the estimated postemployment costs of these VSIPs in 2007 and we paid $0.2 million of these costs in 2008 and $6.7 million in 2007.

The remaining one-time termination benefit charges of $3.4 million recorded in 2007 related to service earned in the period for estimated transition payments to certain salaried associates who terminated employment on or around December 31, 2007.  We recorded $0.6 million in 2006 for the proportional amount of expense for service related to these payments as of December 31, 2006.  We paid $2.0 million of these transition payments in 2008 and $1.0 million in 2007.

In the fourth quarter of 2006, we offered a Special Attrition Program (SAP) to approximately 6,000 UAW represented associates at our original U.S. facilities.  This program was designed to reduce our workforce.  In 2006, approximately 1,500 associates participated in this attrition program.  We recorded expense in 2006 of $131.4 million for the estimated postemployment costs of this program.  We paid $3.5 million of these costs in 2008, $23.7 million in 2007 and $101.2 million in 2006.

In 2006, we also offered a salaried retirement incentive program to eligible salaried associates in the U.S.   As a result of 67 associates participating in this program, we recorded expense of $3.7 million in 2006.  We paid $1.5 million of these costs in 2007 and $2.1 million in 2006.

In 2006, we approved a plan to reduce the salaried workforce in 2006 and 2007.  Based on the approval of this action and the terms of the LSP, this liability was probable and estimable as of December 31, 2006.  We recorded expense of $3.2 million for the postemployment benefits of this involuntary separation program.  We paid $1.5 million in 2008 and $0.3 million in 2007 related to this workforce reductions.

We also recorded a charge to cost of sales of $2.8 million in 2006 related to postemployment benefits payable to associates in our European operations.  We paid $0.1 million of this obligation in 2007 and $2.0 million in 2006.

We recorded $9.1 million in accrual adjustments related to one-time termination benefits in 2008.  These adjustments primarily relate to the reclassification of certain termination benefits from the restructuring accrual to the pension liability for associates who will be paid under our pension plans.  This adjustment also reflects changes in previous estimates in order to record our best estimate of our remaining one-time termination benefit payments as of December 31, 2008 and currency translation adjustments.  We recorded accrual adjustments of $2.6 million primarily related to the one-time termination benefits in 2007.

We expect to make a majority of the payments related to the remaining restructuring accrual in 2009.  We will continue to make payments related to this accrual through 2012.

REDEPLOYMENT OF ASSETS We incurred charges related to the redeployment of assets to support capacity utilization initiatives.  We expensed and paid $19.6 million in 2008 and $14.0 million in 2007 related to these actions.

ASSET IMPAIRMENTS   In the second quarter of 2008, we identified the following impairment indicators:

•	a significant decline in current and projected market demand and future customer production schedules for the major North American light truck programs we currently support; and
•
changes in the extent to which assets at our original U.S. locations will be used based on long-term plant loading decisions made by management after the new labor agreements were reached with the International UAW.

        We recorded asset impairment charges of $294.8 million in the second quarter of 2008 associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use” as of June 30, 2008.

        In the third quarter of 2008, we identified these additional impairment indicators:

•
the general decline in consumer spending as a result of deteriorating global economic conditions and uncertain credit markets, which further negatively affected our projected future production requirements;

•	the announcement of accelerated customer production capacity reductions for programs that we support; and
•	future sourcing and product planning decisions that were announced and communicated by some of our customers in the third quarter of 2008 which adversely affected our Colfor Manufacturing subsidiary.

        We recorded asset impairment charges of $246.5 million in the third quarter of 2008 associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use” as of September 30, 2008.

In the fourth quarter of 2008, we identified an additional impairment indicator relating to the further deterioration of global economic conditions and uncertain credit markets, especially as it relates to our European operations.

We recorded additional asset impairment charges of $11.3 million in the fourth quarter of 2008, primarily related to the permanent idling of certain assets and impairment analysis of certain assets that were “held for use” as of December 31, 2008 at our European operations.

 In total, in 2008, we recorded asset impairments of $552.6 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recoverability of each “held for use” asset group affected by these impairment indicators was determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  When the carrying amount of an asset group exceeded the undiscounted cash flows and was therefore nonrecoverable, the assets in this group were  written down to their estimated fair value.  We estimated fair value based on market prices, when available, or a discounted cash flow analysis.  We also reduced the remaining useful lives of certain “held for use” assets as part of this analysis.

       We recorded asset impairment charges of $11.6 million in 2007 and $196.5 million in 2006 associated with idling a portion of our production capacity in the U.S. dedicated to the mid-size light truck product range and other capacity reduction initiatives.  The charge in 2007 includes a $5.9 million reduction of the net book value of certain assets at our Buffalo facility, which was production idled in the fourth quarter of 2007.  This charge also includes a $5.7 million write-off of the remaining net book value of assets previously classified as held for sale.  The charge in 2006 related to the write-off of assets to be disposed of that became permanently idled in 2006, the reduction of the net book value of certain assets located at our Buffalo facility to their estimated fair value, the write down of assets classified as held for sale to their estimated net realizable value and the write down of certain machine repair parts.

INDIRECT INVENTORY OBSOLESCENCE As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were determined to be obsolete.  We recorded a charge of $46.4 million in 2008 related to the write down of the net book value of these assets to their estimated net realizable value.

ENVIRONMENTAL OBLIGATIONS As a result of the announced plant closures in 2008, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  Based on management’s best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $1.0 million in 2008.  In addition, as a result of the sale of our Buffalo and Tonawanda facilities in the fourth quarter of 2008, we transferred certain environmental obligations and reduced our estimated environmental liability by $1.4 million.  As of December 31, 2008, the accrual for this liability was $0.4 million.

CONTRACT RELATED COSTS Contract related costs recorded in 2008 of $10.7 million primarily include the fair value of future payments related to leased assets that were idled in the second quarter of 2008 and cancellation costs for long-term purchase commitments related to certain facilities under our plant closure agreements.  In the third quarter of 2008, we reached a settlement on certain of these cancellation costs and reduced the accrual by $1.0 million based on this agreement.

5.     LONG-TERM DEBT AND LEASE OBLIGATIONS

        Long-term debt consists of the following:

	December 31,
	2008	2007
	(in millions)
Revolving credit facility	$295.0	$-
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	0.4	2.7
Term loan due 2012	250.0	250.0
Foreign credit facilities	36.9	46.7
Capital lease obligations	7.8	8.9
Long-term debt	$1,139.9	$858.1

 REVOLVING CREDIT FACILITY  On November 7, 2008, we amended our existing Revolving Credit Facility to, among other things, extend certain of the revolving credit commitments thereunder from April 2010 to December 2011.  After giving effect to a 25% commitment reduction for lenders consenting to the amendment, the amended Revolving Credit Facility provides up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.  We paid debt issuance costs of $13.4 million related to this amendment.  At December 31, 2008, $129.0 million was available under the Revolving Credit Facility, which reflected a reduction of $52.9 million for standby letters of credit issued against the facility.

 Borrowings under the amended Revolving Credit Facility will continue to bear interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  The applicable margin for a LIBOR based loan for lenders who have consented to the amendment is currently 550 basis points.  The applicable margin did not change for lenders who did not consent.  All borrowings under the amended Revolving Credit Facility are subject to a collateral coverage test.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the amended Revolving Credit Facility, we are required to comply with revised financial covenants related to secured indebtedness leverage and interest coverage.  The amended Revolving Credit Facility imposes limitations on our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions or sell assets.  The amended Revolving Credit Facility also includes customary events of default.

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

  7.875% NOTES  In the first quarter of 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017.  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  In 2007, we paid debt issuance costs of $5.2 million related to the 7.875% Notes.

        5.25% NOTES The 5.25% Notes are senior unsecured obligations due February 2014.

        2.00% CONVERTIBLE NOTES  In 2006, the 2.00% Senior Convertible Notes due 2024 became convertible into cash under terms of the indenture.  A total of $2.3 million and $147.3 million of the notes were converted into cash in 2008 and 2006, respectively, and $0.4 million of the notes remain outstanding as of December 31, 2008.  We had been amortizing fees and expenses associated with the 2.00% Convertible Notes over the expected life of the notes.  As a result of these conversions, we expensed the proportional amount of unamortized debt issuance costs in 2006, which totaled $2.7 million.

TERM LOAN  On June 14, 2007, we entered into a $250.0 million senior unsecured term loan that matures in June 2012 (Term Loan).  Borrowings under the Term Loan bear interest payable at rates based on LIBOR or an alternate base rate, plus an applicable margin.  Proceeds from this borrowing were used for general corporate purposes, including the payment of amounts outstanding under the senior unsecured term loan scheduled to mature in April 2010.  In 2007, we paid $2.3 million in debt issuance costs related to the Term Loan.

The Term Loan will share in the guarantees and the collateral package offered in exchange for the amendment equally and ratably, in accordance with the terms of the amended Revolving Credit Facility agreement mentioned above.  The amendment had no effect on the maturity of the Term Loan.  The Term Loan imposes limitations on our ability to incur certain types of liens and amounts of indebtedness, or merge, make acquisitions or sell assets.  The Term Loan also includes customary events of default.

On June 28, 2007 we voluntarily prepaid the amounts outstanding under our senior unsecured term loan scheduled to mature in April 2010.  Upon repayment, we expensed $3.0 million of unamortized debt issuance costs and $2.5 million of prepayment premiums.  We had been amortizing the debt issuance costs over the expected life of the borrowing.

LEASES  We lease certain facilities, machinery and equipment under capital leases expiring at various dates.  The gross asset cost of our capital leases was $16.1 million at December 31, 2008 and December 31, 2007.  The net book value included in property, plant and equipment, net on the balance sheet was $8.2 million and $8.9 million at December 31, 2008 and 2007, respectively.  In 2007, we entered into a capital lease of $6.7 million related to a lease renewal for one of our U.S. manufacturing facilities.  The weighted-average interest rate on these capital lease obligations at December 31, 2008 was 8.6%.

We also lease certain facilities, machinery and equipment under operating leases expiring at various dates.  Pursuant to these operating leases, we have the option to purchase the underlying machinery and equipment on specified dates.  In 2006, we renewed and amended equipment leases totaling $33.6 million, elected to exercise our purchase option for $71.8 million of assets and entered into sale-leaseback transactions totaling $34.8 million.  These transactions did not result in a significant loss or deferred gain.  Existing lease repurchase options are $39.0 million through 2013.  Future minimum payments under noncancelable operating leases are as follows:  $18.4 million in 2009, $17.2 million in 2010, $14.4 million in 2011, $9.4 million in 2012 and $0.8 million in 2013.  Our total expense relating to operating leases was $22.4 million, $18.8 million and $28.0 million in 2008, 2007 and 2006, respectively.

FOREIGN CREDIT FACILITIES   We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through December 2011.  At December 31, 2008, $36.9 million was outstanding under these facilities and an additional $48.2 million was available.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEBT MATURITIES  Aggregate maturities of long-term debt are as follows (in millions):

2009	$21.5
2010	109.1
2011	199.7
2012	250.8
2013	3.7
Thereafter	555.1
Total	$1,139.9

 INTEREST EXPENSE AND INVESTMENT INCOME   Interest expense was $70.4 million in 2008, $61.1 million in 2007 and $39.0 million in 2006.  Interest expense increased in 2008 as compared to 2007 and in 2007 as compared to 2006 primarily due to higher average outstanding borrowings.  We capitalized interest of $5.9 million in 2008, $6.4 million in 2007, and $7.2 million in 2006.  The weighted-average interest rate of our long-term debt outstanding at December 31, 2008 was 7.0% as compared to 7.8% and 8.0% at December 31, 2007 and 2006, respectively.

Investment income was $2.5 million in 2008, $9.3 million in 2007 and $0.2 million in 2006.  Investment income includes dividends earned on cash and cash equivalents and short-term investments during the period.  Investment income in 2008 included an other-than-temporary impairment of $5.5 million related to the unrealized losses on short-term investments.

6.     DERIVATIVES AND RISK MANAGEMENT

        DERIVATIVE FINANCIAL INSTRUMENTS  In the normal course of business, we are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  To manage a portion of these inherent risks, we purchase certain types of derivative financial instruments, from time to time, based on management’s judgment of the trade-off between risk, opportunity and cost.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  The ineffective portion of any hedge is included in current earnings.  The impact of hedge ineffectiveness was not significant in any of the periods presented.

 CURRENCY FORWARD CONTRACTS  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  We had currency forward contracts with a notional amount of $36.9 million and $41.8 million outstanding at December 31, 2008 and 2007, respectively.  The fair value of our foreign currency forward contracts was a liability of $9.8 million as of December 31, 2008 and an asset of $0.6 million at December 31, 2007.  We expect to reclassify existing net losses of approximately $8 million from accumulated other comprehensive income(loss) to net income (loss) during the next twelve months.

 INTEREST RATE SWAPS  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  In the fourth quarter of 2008, we terminated our interest rate swap with a notional amount of $200.0 million that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  As of December 31, 2008, no interest rate swaps were in place.  The fair value of our interest rate swap was a liability of $5.8 million at December 31, 2007.  We have designated our interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreements as an adjustment to interest expense over the lives of the debt agreements.  We expect to reclassify existing net losses of approximately $3 million from accumulated other comprehensive income (loss) to net income (loss) during the next twelve months.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS  The carrying value of our cash and cash equivalents, accounts receivable, AAM – GM Agreement receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term maturities of these instruments.  The carrying value of our borrowings under the foreign credit facilities approximates their fair value due to the frequent resetting of the interest rates.  At December 31, 2008, we have estimated the fair value of the amounts outstanding on our Revolving Credit Facility, Term Loan due 2012, 7.875% Notes and 5.25% Notes, using available market information and other observable data, to be $85.6 million, $82.5 million, $84.0 million and $68.8 million, respectively.

CONCENTRATIONS OF CREDIT RISK  In the normal course of business, we provide credit to customers in the automotive industry.  We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.  When appropriate, we also diversify the concentration of invested cash, cash equivalents and short-term investments among different financial institutions and we monitor the selection of counterparties to other financial instruments to avoid unnecessary concentrations of credit risk.

Sales to General Motors Corporation (GM) were approximately 74%, 78% and 76% of our total net sales in 2008, 2007 and 2006, respectively.  Accounts and other receivables due from GM were $175.4 million at year-end 2008 and $179.3 million at year-end 2007.  Sales to Chrysler LLC (Chrysler) were approximately 10% of our total net sales in 2008, 12% in 2007 and 14% in 2006.  Accounts receivable due from Chrysler were $23.4 million at year-end 2008 and $40.1 million at year-end 2007.  No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our GM postretirement cost sharing asset was $221.2 million as of December 31, 2008 and $212.5 million as of December 31, 2007.  See Note 8 - Employee Benefit Plans for more detail on this cost sharing asset.

7.     STOCKHOLDER RIGHTS PLAN

In September 2003, our Board of Directors adopted a Stockholder Rights Plan (the Rights Plan) and declared a dividend of one preferred share purchase right for each outstanding share of common stock for stockholders of record on September 25, 2003.  The Rights Plan provides a reasonable means of safeguarding the interests of all stockholders against unsolicited takeover attempts at a price not reflective of the company’s fair value.  The Rights Plan is designed to give the Board of Directors sufficient time to evaluate and respond to an unsolicited take over attempt and to encourage anyone or group considering such action to negotiate first with the Board of Directors.

In July 2006, the Nominating/Corporate Governance Committee of the Board of Directors conducted an independent evaluation of the Rights Plan and concluded that it would be in the best interest of AAM and its shareholders to maintain the Rights Plan as adopted in September 2003, without modification.

8.     EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT DEFINED BENEFIT PLANS  We sponsor various qualified and non-qualified defined benefit pension plans for our eligible associates.  We also maintain hourly and salaried benefit plans that provide postretirement medical, dental, vision, legal and life insurance benefits (OPEB) to our eligible retirees and their dependents in the U.S.  We provide benefits under collective bargaining agreements to a majority of our hourly associates.

Pursuant to the 1994 Asset Purchase Agreement between GM and AAM, GM agreed to share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this cost sharing arrangement of $221.2 million and $212.5 million at December 31, 2008 and December 31, 2007, respectively.  We have also recorded a corresponding noncurrent asset for these amounts on our Consolidated Balance Sheet.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 2006, the FASB issued Statement No. 158, (SFAS 158) “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement amended FASB Statement Nos. 87, 88, 106 and 132R.  This statement requires companies to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in other comprehensive income in the year in which the changes occur.

We adopted the balance sheet provision of SFAS 158 at December 31, 2006.  We adopted the measurement date provision of SFAS 158 as of January 1, 2007.  As a result of the adoption of the measurement date provision, we recorded a net transition adjustment of $12.0 million in the first quarter of 2007 to the opening retained earnings balance related to the net periodic benefit cost for the period between September 30, 2006 and January 1, 2007.

Actuarial valuations of our benefit plans were made as of December 31, 2008 and 2007.  The principal weighted-average assumptions used in the year-end valuation of our U.S. and U.K. plans appear in the following table.  The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans.  The U.K. discount rate is based on a review of long-term bonds, in consideration of the average duration of plan liabilities.  The assumptions for expected return on plan assets are based on a review of long-term historical returns and future capital market expectations for the asset classes represented within our portfolios.  The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2008		2007		2006		2008	2007	2006
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.
Discount rate	6.50%	5.90%	6.45%	5.70%	6.05%	5.00%	6.50%	6.55%	6.10%
Expected return on plan assets	8.00%	5.90%	8.50%	6.50%	8.50%	7.50%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.30%	3.75%	3.80%	3.75%	3.25%	3.75%	3.75%	3.75%

The weighted-average asset allocations of our pension plan assets at December 31, 2008 and 2007 appear in the following table.  The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2008	2007	Allocation	2008	2007	Allocation
Equity securities	62.5%	71.0%	50% – 70%	47.0%	73.0%	50% -70%
Fixed income securities	32.0%	25.5%	30% - 50%	52.0%	26.0%	30% - 50%
Hedge funds	5.4%	0.0%	0% - 5%	0.0%	0.0%	0% - 5%
Cash	0.1%	3.5%	0% - 5%	1.0%	1.0%	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accumulated benefit obligation for all defined benefit pension plans was $560.2 million and $589.9 million at December 31, 2008 and December 31, 2007, respectively.  The following table summarizes the changes in benefit obligations and plan assets and reconciles the funded status of the benefit plans to the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$596.0	$555.3	$657.4	$599.0
Service cost	13.0	21.4	14.4	25.3
Interest cost	37.2	34.9	22.9	28.5
Plan amendments	-	-	(96.8)	-
Actuarial gain	(31.8)	(39.1)	(15.7)	(41.5)
Change in GM portion of OPEB obligation	-	-	8.7	25.2
SFAS 158 transition adjustment	-	28.1	-	29.9
Participant contributions	1.2	1.4	-	-
Special and contractual termination benefits	53.4	16.1	11.0	16.9
Curtailments	(17.9)	(5.1)	(36.5)	(16.9)
AAM-GM Agreement settlement	-	-	(38.7)	-
Benefit payments	(57.3)	(19.2)	(11.8)	(9.0)
Currency fluctuations	(28.6)	2.2	-	-
Net change	(30.8)	40.7	(142.5)	58.4
Benefit obligation at end of year	$565.2	$596.0	$514.9	$657.4

Change in plan assets
Fair value of plan assets at beginning of year	$516.5	$460.2	$-	$-
Actual return on plan assets	(130.8)	24.7	-	-
SFAS 158 transition adjustment	-	27.9	-	-
Employer contributions	5.2	19.9	11.8	9.0
Participant contributions	1.2	1.4	-	-
Benefit payments	(57.3)	(19.2)	(11.8)	(9.0)
Currency fluctuations	(24.1)	1.6	-	-
Net change	(205.8)	56.3	-	-
Fair value of plan assets at end of year	$310.7	$516.5	$-	$-

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Noncurrent assets	$-	$13.3	$-	$-
Current liabilities	(0.8)	(1.2)	(14.4)	(7.8)
Noncurrent liabilities	(253.7)	(91.6)	(500.5)	(649.6)
Net liability at December 31	$(254.5)	$(79.5)	$(514.9)	$(657.4)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-tax amounts recorded in accumulated other comprehensive income (loss), not yet recognized in net periodic (benefit) cost as of December 31, 2008 and 2007, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net actuarial gain (loss)	$(133.5)	$(4.1)	$46.5	$36.2
Net prior service credit (cost)	0.7	(15.1)	77.2	31.3
Total amounts recorded	$(132.8)	$(19.2)	$123.7	$67.5

        The components of net periodic benefit cost are as follows:

	Pension Benefits			OPEB
	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost	(in millions)			(in millions)
Service cost	$13.0	$21.4	$33.0	$14.4	$25.3	$40.2
Interest cost	37.2	34.9	33.7	22.9	28.5	31.7
Expected asset return	(38.6)	(38.3)	(32.0)	-	-	N/A
Amortized actuarial loss	0.2	1.5	5.0	-	-	5.2
Amortized prior service cost (credit)	0.8	2.3	3.0	(8.3)	(3.0)	(1.7)
Special and contractual
termination benefits	53.4	16.1	5.4	11.0	16.9	0.9
Curtailments	(1.0)	(2.9)	4.0	(75.0)	(17.4)	(7.1)
Settlement	-	-	-	(9.4)	-	-
Net periodic benefit cost (credit)	$65.0	$35.0	$52.1	$(44.4)	$50.3	$69.2

        Our postretirement cost sharing asset from GM is measured on the same basis as the portion of the obligation to which it relates.  The actuarial gains and losses related to the GM portion of the OPEB obligation are recognized immediately to the Consolidated Statement of Operations as an offset against the gains and losses related to the change in the corresponding GM postretirement cost sharing asset.  These items are presented net in change in benefit obligation and net periodic benefit cost components disclosed above.  Remaining actuarial gains and losses are deferred and amortized over the expected future service periods of the active participants.

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income (AOCI) into net periodic benefit cost in 2009 are $1.1 million and $0.1 million, respectively.  The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2009 is $1.5 million and $6.6 million, respectively.

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 8.0% was assumed for 2009.  The rate was assumed to decrease gradually to 5.0% by 2015 and to remain at that level thereafter.  Health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2008 and the postretirement obligation at December 31, 2008 by $5.8 million and $28.7 million, respectively.  A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2008 and the postretirement obligation at December 31, 2008 by $4.5 million and $24.2 million, respectively.

The expected future pension and OPEB to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $46.1 million in 2009; $45.3 million in 2010; $47.7 million in 2011; $50.4 million in 2012; $52.2 million in 2013 and $282.9 million in 2014 through 2018. These amounts were estimated using the same assumptions to measure our 2008 year-end pension and OPEB obligations and include an estimate of future employee service.

CONTRIBUTIONS   We currently estimate our regulatory pension funding requirements in 2009 to be between $15 million and $20 million.  We expect our cash outlay for OPEB to be approximately $15 million.

ATTRITION AND SEPARATION PROGRAMS  In 2008, we completed multiple valuations of the assets and liabilities of our U.S. pension and OPEB plans.  This was required due to plan amendments, attrition programs and plant closure agreements, most of which resulted from the new labor agreements ratified by the UAW represented associates at our original U.S. locations on May 23, 2008.  We recorded adjustments associated with the completion of these valuations.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recorded a net gain of $76.0 million to cost of sales for the curtailment of certain pension and OPEB in 2008.  This resulted primarily from the reduction in the expected future pension and OPEB related to those hourly associates who have accepted the SSP and terminated employment from AAM.  In addition, we recorded an estimated gain to AOCI of $2.7 million related to the expected curtailment of OPEB for associates who are part of the hourly and salary workforce reductions but have not yet terminated employment.  The remaining portion of the total curtailment gain will be recognized as these remaining associates terminate employment.

In addition, we recorded expense of $64.4 million for special and contractual termination benefits in 2008.  This charge includes lump-sum SSP benefits to be paid under our pension plans, contractual pension and OPEB to be provided to certain eligible associates at the facilities operating under our plant closure agreements and future postretirement benefits to be provided to certain eligible associates who have accepted the SSP.  This charge also includes special and contractual pension and OPEB related to certain eligible IAM associates at our forging facilities and lump-sum SRIP benefits to be paid under our pension plans.

As a result of the BSP, the funded status of certain U.S. hourly defined benefit pension and OPEB plans was remeasured as of November 15, 2007.  In connection with this remeasurement, we recorded net expense of $13.9 million for the curtailment of certain pension and OPEB and related special termination benefits.  In addition, we recorded expense of $0.4 million in 2007 for special termination benefits related to the participation in two voluntary separation incentive programs offered to IAM represented associates.  We also recorded a curtailment gain of $1.6 million related to the salaried workforce reductions that occurred in 2007.

See Note 4 -- Restructuring Actions for more detail on these attrition and separation programs.

AMENDMENTS TO HOURLY PENSION AND OPEB PLANS   Certain changes in the new labor agreements reduced the OPEB attributed to employee services already rendered.  These changes are classified as negative plan amendments and reduced our OPEB obligation by $96.8 million.  This adjustment was recorded to AOCI and will be amortized over future periods.

AAM – GM AGREEMENT   As part of the AAM – GM Agreement, we will no longer have a liability to GM for OPEB provided to UAW represented transition associates with earned credited service from AAM who retire under the plans administered by GM.  In the second quarter of 2008, we reduced our OPEB obligation $38.7 million to reflect the settlement of this portion of the liability.  See Note 1 – Significant Accounting Policies for more detail on the accounting for this agreement with GM.  The forgiveness of this obligation has been accounted for as a settlement.  Accordingly, the related amount of unamortized gain previously recorded to AOCI has been recorded as a credit of $9.4 million to cost of sales in 2008.

AMENDMENTS TO SALARIED PENSION AND OPEB PLANS   In 2006, we amended our U.S. salaried defined benefit pension and OPEB plans.  Depending on the plan, these amendments became effective on December 31, 2006 or January 1, 2007. Under the amended defined benefit pension plans, benefits for active participants as of December 31, 2006 who will be eligible for early or normal retirement on or before December 1, 2011 will be frozen on December 31, 2011.  Pension benefits for all other active salaried participants in the U.S. defined benefit pension plans were frozen on December 31, 2006.  Under the amended salaried OPEB plan, future benefits for associates hired prior to January 1, 2002 who retire after December 1, 2007 have been reduced or eliminated.

These amendments resulted in a curtailment of certain benefits under our salaried defined benefit pension and OPEB plans. As a result of the curtailment, the funded status of our U.S. salaried defined benefit pension and OPEB plans was remeasured as of August 1, 2006.  We recognized a net curtailment gain of $6.5 million in 2006 as a result of the amendments.

DEFINED CONTRIBUTION PLANS  Most of our U.S. associates are eligible to participate in voluntary savings plans.  In 2007, our maximum match increased to 50% of salaried associates’ contribution up to 10% of their eligible salary.  Matching contributions amounted to $3.8 million in 2008, $3.7 million in 2007 and $3.1 million in 2006.  Our common stock is an investment option for participants under these plans.

Also in 2007, participants in the salaried retirement programs whose benefits were frozen on December 31, 2006 and new U.S. salaried associates hired in 2007 received an additional annual retirement contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service.  We made contributions of $3.4 million and $3.2 million in 2008 and 2007, respectively, for the ARC.

As part of the new labor agreements, certain UAW represented associates at our original U.S. locations will be eligible for a company match on associate contributions made to the voluntary savings plans beginning in 2009.  Our maximum match will be 25% of hourly associates’ contribution up to the first 6% of their contributions.  Certain UAW represented associates will also be eligible to receive an ARC benefit of 5% of eligible wages beginning in 2009.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED COMPENSATION  PLAN  Certain U.S. associates are eligible to participate in a non-qualified deferred compensation plan.  Payments of $1.7 million, $1.9 million and $1.0 million have been made in 2008, 2007 and 2006, respectively, to eligible associates that have elected distributions.  At December 31, 2008 and 2007, our deferred compensation liability was $10.9 million and $14.2 million, respectively.  Due to the changes in the value of this deferred compensation plan we reduced our liability by $2.3 million in 2008 and increased our liability by $1.4 million and $1.3 million in 2007 and 2006, respectively.

9.	STOCK-BASED COMPENSATION

At December 31, 2008, we have stock-based compensation outstanding under two stock compensation plans approved by our stockholders.  Under these plans, a total of 19.1 million shares have been authorized for issuance to our directors, officers and certain other associates in the form of options, nonvested stock or other awards that are based on the value of our common stock.  Shares available for future grants at December 31, 2008 were 1.5 million.   The current stock compensation plan will expire in January 2009.

STOCK OPTIONS   Under the terms of the plans, stock options are granted at the market price of the stock on the grant date.  The contractual term of outstanding stock options ranges from 10 to 12 years.  We issue new shares to satisfy stock-based awards.

Stock options granted become exercisable one-third after one year from the date of grant, an additional one-third after two years and in full after three years.

The following table summarizes activity relating to our stock options:

		Weighted-
	Number of	Average Exercise
	Shares	Price Per Share
	(in millions, except per share data)
Outstanding at January 1, 2006	6.8	$23.00
Options granted	0.3	15.58
Options exercised	(0.2)	5.42
Options canceled	(0.1)	28.39
Outstanding at December 31, 2006	6.8	$23.10
Options granted	0.3	26.02
Options exercised	(0.9)	15.25
Options canceled	(0.1)	32.76
Outstanding at December 31, 2007	6.1	$24.16
Options granted	0.3	10.08
Options exercised	(0.1)	11.47
Options canceled	(0.3)	23.45
Outstanding at December 31, 2008	6.0	$23.57

Exercisable at December 31, 2006	6.4	$23.51
Exercisable at December 31, 2007	5.5	$24.40
Exercisable at December 31, 2008	5.4	$24.42

 As of December 31, 2008, unrecognized compensation cost related to nonvested stock options totaled $1.4 million.  The weighted average period over which this cost is expected to be recognized is approximately one year.  There was no intrinsic value of options outstanding and exercisable as of December 31, 2008.  The total intrinsic value of stock options exercised in 2008 and 2007 was $0.5 million and $10.8 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2008:

		Weighted-	Weighted-	Number of	Weighted-
Range of	Outstanding	Average Exercise	Average	Stock Options	Average Exercise
Exercise Prices	Stock Options	Price Per Share	Contractual Life	Exercisable	Price Per Share
	(in millions, except per share data)		(in years)	(in millions, except per share data)
$4.26	0.3	$4.26	0.8	0.3	$4.26
$8.85	0.4	8.85	2.3	0.4	8.85
$9.15 - $15.58	1.1	13.83	5.4	0.7	15.23
$18.40 - $23.73	1.2	23.66	4.1	1.2	23.66
$24.13 - $28.45	1.7	24.98	4.6	1.5	24.84
$32.13 - $40.83	1.3	38.56	5.1	1.3	38.56
	6.0	$23.57	4.2	5.4	$24.42

         We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Expected volatility	46.10%	44.26%	41.31%
Risk-free interest rate	3.78%	4.46%	4.78%
Dividend yield	6.20%	2.30%	3.70%
Expected life of options	8 years	8 years	7 years
Weighted-average grant-date fair value	$2.67	$11.13	$5.33

 Expected volatility was based on the daily changes in our historical common stock prices over the expected life of the award.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life of the options.  Our dividend yield is based on the dividend at the time of grant.  The expected life of options is based on historical stock option exercise patterns and the terms of the options.

 OTHER STOCK-BASED COMPENSATION   Beginning in 2005, we have also awarded performance accelerated restricted stock, restricted stock and restricted stock units (PARS, RS and RSUs, respectively) under our 1999 Stock Incentive Plan.  The total amount of compensation expense associated with the RSUs is recorded as an accrued liability when incurred.  The PARS and RSUs vest over three to five years contingent upon the satisfaction of future financial performance targets specified by the plan and the RS vests over three years.  The unearned compensation is expensed over the expected vesting period.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 The following table summarizes activity relating to our PARS, RS and RSUs:

	Number of Shares/Units	Weighted Average Grant Date Fair Value Per Share/Unit

	(in millions, except per share data)
Outstanding at January 1, 2006	1.0	$25.11
Granted	0.9	15.80
Vested	*	26.68
Cancelled	(0.1)	21.42
Outstanding at December 31, 2006	1.8	20.46
Granted	0.9	26.07
Vested	(0.2)	22.78
Cancelled	(0.2)	21.90
Outstanding at December 31, 2007	2.3	22.33
Granted	1.0	18.87
Vested	(0.2)	22.59
Cancelled	(0.2)	21.87
Outstanding at December 31, 2008	2.9	$21.17

        *  Activity for the period was less than 100,000 shares

As of December 31, 2008, unrecognized compensation cost related to nonvested PARS, RS and RSUs totaled $22.2 million.  The weighted average period over which this cost is expected to be recognized is approximately three years.  In 2008 and 2007, the total fair market value of PARS, RS and RSUs vested was $2.3 million and $5.5 million, respectively.

        In 2008, we made cash payments of $2.0 million related to vested restricted stock units.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   INCOME TAXES

Income (loss) before income taxes for U.S. and non-U.S. operations was as follows:

	2008	2007	2006
	(in millions)
U.S. loss	$(1,168.4)	$(55.1)	$(423.5)
Non - U.S. income	47.1	72.7	67.2
Total income (loss) before income taxes	$(1,121.3)	$17.6	$(356.3)

The following is a summary of the components of our provisions for income taxes:

	2008	2007	2006
	(in millions)
Current
Federal	$6.0	$11.1	$21.1
Other state and local	1.4	0.9	(2.5)
Foreign	7.7	6.1	20.7
Total current	15.1	18.1	39.3

Deferred
Federal	74.7	(32.6)	(162.5)
Other state and local	3.8	0.6	(6.0)
Foreign	9.7	(5.5)	(4.1)
Total deferred	88.2	(37.5)	(172.6)
Total income tax expense (benefit)	$103.3	$(19.4)	$(133.3)

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2008	2007	2006
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	2.2	(129.6)	(2.9)
State and local	-	6.6	2.1
Federal tax credits	-	(29.8)	3.8
Valuation allowance	(44.8)	-	-
Other	(1.6)	7.1	(0.6)
Effective income tax rate	(9.2)%	(110.7)%	37.4%

The change in the 2008 tax rate as compared to 2007 and 2006 is primarily the result of the valuation allowance that was recorded in the U.S. and U.K. and the effect of not recording an income tax benefit on tax losses in the U.S. In 2007, the change in the effective tax rate, as compared to 2006, is primarily the result of recognizing the deferred income tax benefit of current year losses in the U.S. and the tax rate impact of an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income.  In 2007, compared to 2006, the change also reflects the impact of tax deductions on a smaller base of income (loss) before income taxes.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the significant components of our current deferred tax assets and liabilities:

	December 31,
	2008	2007
Current deferred tax assets	(in millions)
Employee benefits	$27.1	$18.7
Inventory	20.8	1.5
Prepaid taxes and other	27.8	6.5
Valuation allowance	(70.0)	(2.9)
Total current deferred tax assets	5.7	23.8

Current deferred tax liabilities
Inventory and other	(13.3)	(4.3)

Current deferred tax asset (liability), net	$(7.6)	$19.5

Current deferred tax assets and liabilities recognized in our consolidated balance sheets are as follows:

	December 31,
	2008	2007
	(in millions)
U.S. federal and state deferred tax asset, net	$1.3	$19.7
Other foreign deferred tax liability, net	(8.9)	(0.2)
Current deferred tax asset (liability), net	$(7.6)	$19.5

The following is a summary of the significant components of our noncurrent deferred tax assets and liabilities:

	December 31,
	2008	2007
Noncurrent deferred tax assets	(in millions)
Employee benefits	$246.4	$221.8
NOL carryforwards	186.7	32.1
Tax credit carryforwards	30.9	30.7
Capital allowance carryforwards	20.4	27.2
Deferred revenue	31.7	-
Capitalized expenditures	23.6	28.6
Other	9.6	12.9
Valuation allowances	(511.8)	(39.4)
Total noncurrent deferred tax assets	37.5	313.9

Noncurrent deferred tax liabilities
Fixed assets and other	(21.6)	(241.8)

Noncurrent deferred tax asset, net	$15.9	$72.1

Noncurrent deferred tax assets and liabilities recognized in our consolidated balance sheets are as follows:

	December 31,
	2008	2007
	(in millions)
U.S. federal and state deferred tax asset, net	$6.4	$60.5
Other foreign deferred tax asset, net	9.5	11.6
Noncurrent deferred tax asset, net	$15.9	$72.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED TAX ASSETS AND VALUATION ALLOWANCES   The deferred income tax assets and liabilities summarized above reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.  As of December 31, 2008 and 2007, we had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of $238.0 million and $90.0 million, respectively.  Approximately $49 million of the deferred tax assets at December 31, 2008 relate to net operating loss carryforwards or tax credits that can be carried forward indefinitely with the remainder having carryover periods of 10 to 20 years.

 In accordance with FASB Statement No. 109, “Accounting for Income Taxes,” we estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, we use historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  We review the likelihood that we will be able to realize the benefit of our deferred tax assets on a quarterly basis or whenever events indicate that a review is required.

         In the second quarter of 2008, several events occurred that led us to significantly revise the near-term projected future operating results of our U.S. operations.  These events included:

•	a significant decline in current and projected market demand and future customer production schedules for the major North American light truck programs we currently support;
•	long-term plant loading decisions made by management after the new labor agreements were reached with the International UAW; and
•	the impact of significant charges resulting from our restructuring actions in 2008.

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets, based on revised near-term projected future operating results of our U.S. operations.  We concluded that it is no longer “more likely than not” that we will realize our net deferred assets in the U.S. and recorded a charge to income tax expense in the second quarter of 2008 of $54.4 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance of $480.3 million in the U.S. through December 31, 2008 to offset the deferred tax benefits resulting from U.S. losses incurred in 2008.

We also reviewed the likelihood that we would be able to realize the benefit of our U.K. deferred tax assets based on the revised near-term projected future operating results of our U.K. operations.  Events occurred in the fourth quarter of 2008 that provided “significant negative evidence” that was considered in evaluating whether the U.K. would be able to realize the benefit of its deferred tax assets.  These events included production volume reductions and other customer announcements.  We concluded that it is no longer “more likely than not” that we will realize the benefit of our deferred tax assets in the U.K. and recorded a charge to income tax expense in the fourth quarter of 2008 of $8.3 million to establish a full valuation allowance against these assets.  We recorded an additional valuation allowance of $4.6 million in other foreign entities through December 31, 2008 to offset the deferred tax benefits resulting from losses incurred in 2008.

If, in the future, we generate taxable income in the U.S. or in the U.K. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.

To the extent our uncertain tax positions do not meet the “more likely than not” threshold, we have derecognized such positions.  To the extent our uncertain tax positions meet the “more likely than not” threshold, we have measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be defended upon examination.

Our deferred tax asset valuation allowance at December 31, 2007 was principally related to foreign net operating losses and capital allowance carryforwards.  Although these carryforwards do not expire, we considered prior operating results and future plans, as well as the utilization period of other temporary differences, in determining the amount of our valuation allowances.  In 2007, we realized a portion of such tax benefits.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 We do not provide for U.S. taxes relating to undistributed earnings or losses of our foreign subsidiaries.  Income (loss) before income taxes of foreign subsidiaries (which are predominately in Mexico) was approximately $92.7 million and $98.0 million in 2008 and 2007, respectively.  It is our belief that such earnings will be indefinitely reinvested in jurisdictions outside of the U.S.  At December 31, 2008, we have not provided U.S. federal income taxes on a total of $193.7 million of earnings of individual foreign subsidiaries.  If these earnings were remitted as dividends, we may be subject to U.S. income taxes and certain foreign withholding taxes.

        UNRECOGNIZED INCOME TAX BENEFITS  On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 on January 1, 2007 and the impact of adoption was not significant.

        A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2007	$27.7	$1.0
Increase in prior year tax positions	5.1	1.3
Decrease in prior year tax positions	(2.1)	-
Increase in current year tax positions	3.3	-
Statute of limitations release	(2.8)	(0.4)
Settlement	-	(0.1)
Balance at December 31, 2007	$31.2	$1.8
Increase in prior year tax positions	7.0	3.6
Decrease in prior year tax positions	(1.7)	(0.2)
Increase in current year tax positions	4.4	-
Settlement	(0.3)	-
Balance at December 31, 2008	$40.6	$5.2

 At December 31, 2008 and December 31, 2007, we had $40.6 million and $31.2 million, respectively, of net unrecognized income tax benefits.  Included in the balance at December 31, 2008 and December 31, 2007 is $10.6 million and $5.7 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008 and December 31, 2007, we recognized $3.6 million and $1.3 million, respectively, of interest and penalties in income tax expense (benefit) on our Consolidated Statement of Operations.  We have a liability of $5.2 million and $1.8 million related to the estimated future payment of interest and penalties at December 31, 2008 and 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of our U.S income tax returns for 2004 and 2005 in the first quarter of 2007, and an examination of our U.S. income tax return for 2006 and 2007 in the third quarter of 2008.  At this time, we are also under audit in several foreign jurisdictions.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the status of the IRS audits and audits outside the U.S. and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions.  However, as of December 31, 2008, the IRS and other foreign tax authorities have proposed certain adjustments to our taxable income that would impact our liability for unrecognized tax benefits. Although it is not possible to predict the timing of the conclusion of all ongoing audits with accuracy, we anticipate that the current U.S. IRS audits will be complete by the end of 2009.  It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

11.  EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	2008	2007	2006
	(in millions, except per share data)
Numerator
Net income (loss)	$(1,224.3)	$37.0	$(223.0)

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	51.6	51.1	50.4

Effect of dilutive securities -
Dilutive stock-based compensation	-	1.6	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	51.6	52.7	50.4

Basic EPS	$(23.73)	$0.72	$(4.43)

Diluted EPS	$(23.73)	$0.70	$(4.43)

Basic and diluted loss per share are the same in 2008 and the same in 2006 because the effect of 1.0 million potentially dilutive shares would have been antidilutive in 2008 and 2006.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average annual market prices.  The number of stock options outstanding excluded in the calculation of diluted EPS was 5.2 million at year-end 2008, 1.9 million at year-end 2007 and 4.7 million at year-end 2006.  The ranges of exercise prices related to these excluded exercisable stock options were $12.00 – $40.83 at year-end 2008, $26.02 - $40.83 at year-end 2007 and $19.54 - $40.83 at year-end 2006.

12.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS   Obligated purchase commitments for capital expenditures and related project expenses were approximately $96.3 million at December 31, 2008 and $158.4 million at December 31, 2007.

DISPUTES AND LEGAL PROCEEDINGS   We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
In light of current market and industry conditions, including the uncertainties regarding our customers’ ability to continue as going concerns, and other factors described in the accompanying audit report of our independent registered public accounting firm, there is a risk that disputes, claims or other demands may arise beyond what is ordinarily incidental to our business.  This includes disputes that may arise with lenders related to our continued compliance with the covenants in the Revolving Credit Facility and Term Loan agreements.  We are unable to estimate the impact, if any, should any such disputes, claims or other demands arise.

ENVIRONMENTAL OBLIGATIONS   We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup.  We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM.  We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs.  Such expenditures were not significant during 2008, 2007 and 2006.

Due to the nature of our operations, we have legal obligations to perform asset retirement activities pursuant to federal, state, and local environmental requirements.  The process of estimating environmental liabilities is complex.  Significant uncertainty may exist related to the timing and method of the settlement of these obligations.  Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and assess the probabilities of potential settlement dates and the potential methods of settlement.  As a result of the announced plant closures in 2008, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  Based on management’s best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $1.0 million in 2008.  As a result of the sale of our Buffalo and Tonawanda facilities in the fourth quarter of 2008, we transferred certain environmental obligations and reduced our estimated environmental reserve by $1.4 million.  As of December 31, 2008, we have a liability of $0.4 million of environmental obligations related to our remaining plant closures in 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on available information.  Any update may change our estimate and could result in a material adjustment to this liability.

PRODUCT WARRANTIES   We record a liability for estimated warranty obligations at the dates our products are sold.  Our estimated warranty obligations for products sold are based on management estimates.  For products and customers with actual warranty payment experience, we estimate warranty costs principally based on past claims history.  For certain products and customers, actual warranty payment experience does not exist or is not mature.  In these cases, we estimate our costs based on our contractual arrangements with individual customers, existing customer warranty programs, sales history and internal and external warranty data.  The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2008	2007
	(in millions)
Beginning balance	$6.8	$3.9
Accruals	0.6	4.1
Settlements	(0.6)	(1.2)
Adjustments to prior period accruals	(3.5)	-
Foreign currency translation and other	(0.7)	-
Ending balance	$2.6	$6.8

13.  SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment:  the manufacture, engineer, design and validate driveline systems and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.  Financial information relating to our operations by geographic area is presented in the following table.  Net sales are attributed to countries based upon location of customer.  Long-lived assets exclude deferred income taxes.

	December 31,
	2008	2007	2006
	(in millions)
Net sales
United States	$1,306.5	$2,069.0	$2,199.3
Canada	166.2	385.3	259.2
Mexico and South America	520.2	666.4	597.9
Europe and other	116.3	127.5	135.3
Total net sales	$2,109.2	$3,248.2	$3,191.7

Long-lived assets
United States	$939.1	$1,507.4	$1,616.6
Other	592.7	606.5	528.8
Total long-lived assets	$1,531.8	$2,113.9	$2,145.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2008
Net sales	$587.6	$490.5	$528.1	$503.0
Gross profit (loss)	12.7	(527.9)	(378.4)	28.4
Net income (loss) (1)	(27.0)	(644.3)	(440.9)	(112.1)
Basic EPS (2)	$(0.52)	$(12.49)	$(8.54)	$(2.17)
Diluted EPS (2)	$(0.52)	$(12.49)	$(8.54)	$(2.17)

2007
Net sales	$802.2	$916.5	$774.3	$755.2
Gross profit (Loss)	85.3	113.7	81.2	(1.8)
Net income (Loss) (1)	15.7	34.6	13.5	(26.8)
Basic EPS (2)	$0.31	$0.68	$0.27	$(0.52)
Diluted EPS (2)	$0.30	$0.66	$0.25	$(0.51)

(1) Net loss in the second, third and fourth quarters of 2008 and the fourth quarter of 2007 includes the charges discussed in Note 3 – Labor Relations and Note 4 - Restructuring Actions.
(2) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

15.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other then AAM, Inc. Holdings fully and unconditionally guarantees the 7.875% Notes and 5.25% Notes, which are senior unsecured obligations of AAM, Inc. The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations (in millions)
2008
	Holdings	AAM Inc.	All Others	Elims	Consolidated
Net sales
External	$-	$952.6	$1,156.6	$-	$2,109.2
Intercompany	-	43.1	72.5	(115.6)	-
Total net sales	-	995.7	1,229.1	(115.6)	2,109.2
Cost of goods sold	-	1,896.4	1,193.6	(115.6)	2,974.4
Gross profit (loss)	-	(900.7)	35.5	-	(865.2)
Selling, general and administrative expenses	-	181.3	4.1	-	185.4
Operating income (loss)	-	(1,082.0)	31.4	-	(1,050.6)
Interest expense	-	(69.4)	(1.0)	-	(70.4)
Investment income (loss)	-	3.2	(0.7)	-	2.5
Other income (expense), net	-	0.4	(3.2)	-	(2.8)
Income (loss) before income taxes	-	(1,147.8)	26.5	-	(1,121.3)
Income tax expense (benefit)	-	107.3	(4.0)	-	103.3
Minority interest	-	-	0.3	-	0.3
Loss from equity in subsidiaries	(1,224.3)	(19.2)	-	1,243.5	-
Net income (loss) before royalties and dividends	(1,224.3)	(1,274.3)	30.8	1,243.5	(1,224.3)
Royalties and dividends	-	50.0	(50.0)	-	-
Net loss after royalties and dividends	$(1,224.3)	$(1,224.3)	$(19.2)	$1,243.5	$(1,224.3)
2007
Net sales
External	$-	$2,174.2	$1,074.0	$-	$3,248.2
Intercompany	-	54.1	98.7	(152.8)	-
Total net sales	-	2,228.3	1,172.7	(152.8)	3,248.2
Cost of goods sold	-	2,089.3	1,025.7	(145.2)	2,969.8
Gross profit	-	139.0	147.0	(7.6)	278.4
Selling, general and administrative expenses	-	194.8	15.6	(7.6)	202.8
Operating income (loss)	-	(55.8)	131.4	-	75.6
Interest expense	-	(58.0)	(3.6)	-	(61.6)
Investment income	-	7.8	1.5	-	9.3
Other expense, net	-	(5.4)	(0.3)	-	(5.7)
Income (loss) before income taxes	-	(111.4)	129.0	-	17.6
Income tax expense (benefit)	-	(40.8)	21.4	-	(19.4)
Earnings from equity in subsidiaries	37.0	63.6	-	(100.6)	-
Net income (loss) before royalties and dividends	37.0	(7.0)	107.6	(100.6)	37.0
Royalties and dividends	-	44.0	(44.0)	-	-
Net income after royalties and dividends	$37.0	$37.0	$63.6	$(100.6)	$37.0

2006
Net sales
External	$-	$2,173.4	$1,018.3	$-	$3,191.7
Intercompany	-	36.0	81.8	(117.8)	-
Total net sales	-	2,209.4	1,100.1	(117.8)	3,191.7
Cost of goods sold	-	2,442.3	990.9	(112.1)	3,321.1
Gross profit (loss)	-	(232.9)	109.2	(5.7)	(129.4)
Selling, general and administrative expenses	-	190.6	12.5	(5.7)	197.4
Operating income (loss)	-	(423.5)	96.7	-	(326.8)
Interest expense	-	(35.9)	(3.1)	-	(39.0)
Investment income	-	0.1	0.1	-	0.2
Other income, net	-	6.4	2.9	-	9.3
Income (loss) before income taxes	-	(452.9)	96.6	-	(356.3)
Income tax benefit	-	(128.6)	(4.7)	-	(133.3)
Earnings (loss) from equity in subsidiaries	(223.0)	61.1	-	161.9	-
Net income (loss) before royalties and dividends	(223.0)	(263.2)	101.3	161.9	(223.0)
Royalties and dividends	-	40.2	(40.2)	-	-
Net income (loss) after royalties and dividends	$(223.0)	$(223.0)	$61.1	$161.9	$(223.0)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
2008
	Holdings	AAM Inc.	All Others	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$-	$54.6	$144.2	$-	$198.8
Short-term investments	-	10.6	66.5	-	77.1
Accounts receivable, net	-	81.1	105.8	-	186.9
AAM-GM Agreement receivable	-	60.0	-	-	60.0
Inventories, net	-	18.8	92.6	-	111.4
Other current assets	-	29.7	31.4	-	61.1
Total current assets	-	254.8	440.5	-	695.3
Property, plant and equipment, net	-	393.8	670.4	-	1,064.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	295.7	44.7	-	340.4
Investment in subsidiaries	-	678.4	-	(678.4)	-
Total assets	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$121.7	$129.2	$-	$250.9
Other accrued expenses	-	194.7	72.1	-	266.8
Total current liabilities	-	316.4	201.3	-	517.7
Intercompany payable (receivable)	316.6	(624.3)	307.7	-	-
Long-term debt	0.4	1,094.9	44.6	-	1,139.9
Investment in subsidiaries obligation	118.7	-	-	(118.7)	-
Other long-term liabilities	-	954.4	71.4	-	1,025.8
Total liabilities	435.7	1,741.4	625.0	(118.7)	2,683.4
Shareholders’ equity (deficit)	(435.7)	(118.7)	678.4	(559.7)	(435.7)
Total liabilities and shareholders’ equity (deficit)	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7

2007
	Holdings	AAM Inc.	All Others	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$-	$223.5	$120.1	$-	$343.6
Accounts receivable, net	-	141.3	122.7	-	264.0
Inventories, net	-	123.4	119.4	-	242.8
Other current assets	-	23.3	69.6	-	92.9
Total current assets	-	511.5	431.8	-	943.3
Property, plant and equipment, net	-	959.8	736.4	-	1,696.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	334.3	14.3	-	348.6
Investment in subsidiaries	1,190.5	763.7	-	(1,954.2)	-
Total assets	$1,190.5	$2,569.3	$1,330.3	$(1,954.2)	$3,135.9
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$-	$174.9	$138.9	$-	$313.8
Other accrued expenses	-	144.3	53.5	-	197.8
Total current liabilities	-	319.2	192.4	-	511.6
Intercompany payable (receivable)	288.4	(516.0)	227.6	-	-
Long-term debt	2.7	799.8	55.6	-	858.1
Other long-term liabilities	-	775.8	91.0	-	866.8
Total liabilities	291.1	1,378.8	566.6	-	2,236.5
Shareholders’ equity	899.4	1,190.5	763.7	(1,954.2)	899.4
Total liabilities and shareholders’ equity	$1,190.5	$2,569.3	$1,330.3	$(1,954.2)	$3,135.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows (in millions)
2008
	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(329.7)	$166.6	$-	$(163.1)
Investing activities
Purchases of property, plant and equipment	-	(54.5)	(85.7)	-	(140.2)
Reclassification of cash equivalents to short-term investments	-	(10.6)	(66.5)	-	(77.1)
Proceeds from sale of property, plant and equipment	-	2.1	1.3	-	3.4
Other investing activities	-	(10.7)	(7.1)	-	(17.8)
Net cash used in investing activities	-	(73.7)	(158.0)	-	(231.7)
Financing activities
Net debt activity	(2.3)	295.0	(7.3)	-	285.4
Intercompany activity	20.7	(48.0)	27.3	-	-
Debt issuance costs	-	(13.4)	-	-	(13.4)
Payment of dividends	(18.3)	-	-	-	(18.3)
Employee stock option exercises,
including tax benefit	-	0.9	-	-	0.9
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Net cash provided by financing activities	-	234.5	20.0	-	254.5
Effect of exchange rate changes on cash	-	-	(4.5)	-	(4.5)
Net increase (decrease) in cash and cash equivalents	-	(168.9)	24.1	-	(144.8)
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$54.6	$144.2	$-	$198.8

2007	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by operating activities	$-	$136.2	$231.7	$-	$367.9
Investing activities
Purchases of property, plant and equipment	-	(51.6)	(134.9)	-	(186.5)
Net cash used in investing activities	-	(51.6)	(134.9)	-	(186.5)
Financing activities
Net debt activity	-	164.0	8.3	-	172.3
Intercompany activity	33.8	(35.4)	1.6	-	-
Debt issuance costs	-	(7.5)	-	-	(7.5)
Payment of dividends	(31.8)	-	-	-	(31.8)
Employee stock option exercises,
including tax benefit	-	17.3	-	-	17.3
Purchase of treasury stock	(2.0)	-	-	-	(2.0)
Net cash provided by financing activities	-	138.4	9.9	-	148.3
Effect of exchange rate changes on cash	-	-	0.4	-	0.4
Net increase in cash and cash equivalents	-	223.0	107.1	-	330.1
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$223.5	$120.1	$-	$343.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2006	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(121.2)	$306.9	$-	$185.7
Investing activities
Purchases of property, plant and equipment	-	(162.8)	(123.8)	-	(286.6)
Purchase buyouts of leased equipment, net of proceeds	-	(37.0)	-	-	(37.0)
Net cash used in investing activities	-	(199.8)	(123.8)	-	(323.6)
Financing activities
Net debt activity	(147.3)	312.1	15.7	-	180.5
Intercompany activity	178.3	11.4	(189.7)	-
Debt issuance costs	-	(4.4)	-	-	(4.4)
Payment of dividends	(31.0)	-	-	-	(31.0)
Proceeds from stock option exercises,
including tax benefit	-	2.3	-	-	2.3
Purchase of treasury stock	-	(0.1)	-	-	(0.1)
Net cash provided by (used in) financing activities	-	321.3	(174.0)	-	147.3
Effect of exchange rate changes on cash	-	-	0.4	-	0.4
Net increase in cash and cash equivalents	-	0.3	9.5	-	9.8
Cash and cash equivalents at beginning of period	-	0.2	3.5	-	3.7
Cash and cash equivalents at end of period	$-	$0.5	$13.0	$-	$13.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.:

Detroit, Michigan

    We have audited the accompanying balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related statements of operations, stockholders' capital deficiency, and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

    A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, in 2008, the domestic automotive industry experienced a significant downturn which has an adverse impact on the Company’s two largest customers.  If these customers are unable to continue operating as going concerns, the Company could suffer significant unfavorable consequences.  Accordingly, it is uncertain whether the Company will be in compliance with the covenants in its debt agreements throughout 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.   Management's plans concerning these matters are also discussed in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Notes 1, 8 and 10, on December 31, 2006 the Company adopted the balance sheet provisions of SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, on January 1, 2007 adopted the measurement date provisions of SFAS No. 158 and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and on January 1, 2008 changed to a preferred method for costing U.S. inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and changed during the year ended December 31, 2008 to a preferred method of balance sheet accounting related to cost sharing provisions associated with the Company’s other post retirement benefit obligations.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 12, 2009

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None

Item 9A.  Controls and Procedures

         Disclosure Controls and Procedures

         Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2008.

         Management Report on Internal Control over Financial Reporting

         We are responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making the assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

         The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 – “Financial Statements and Supplementary Data.”

         Change in Internal Control over Financial Reporting

         There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

  None
___________________________________________________________________________________________________________________________________________
________________________________________________________________Part III__________________________________________________________________

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 15, 2009.

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

____________________________________________________________________________________________________________________________________________
________________________________________________________________Part IV______________________________________________________________________

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.	All Financial Statements

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity (Deficit)
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on our consolidated financial statement schedule (Schedule II) for the years ended December 31, 2008, 2007 and 2006 are filed as part of this Form 10-K.

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

4.02	5.25% Senior Notes due 2014, Indenture, dated as of February 11, 2004, among AAM, Inc., as issuer, the Company, as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

4.03	Senior Convertible Notes due 2024, Indenture, dated as of February 11, 2004, among the Company, as issuer, AAM, Inc., as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

Number	Description of Exhibit

4.04	7.875% Senior Notes due 2017, Indenture, dated as of February 27, 2007, between AAM, Inc., as issuer, the Company, as guarantor, and Bank of New York Trust Company, N.A., as trustee.
(Incorporated by reference to Exhibit 4.04 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

Number	Description of Exhibit

10.12	Letter Agreement, dated August 18, 1997, between AAM Acquisition, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.13	Recapitalization Agreement, dated as of September 19, 1997, among AAM, Inc., the Company, Jupiter Capital Corporation, Richard E. Dauch, Morton E. Harris and AAM Acquisition, Inc.
(Incorporated by reference to Exhibit 10.12 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.14	Disposition Agreement, dated as of December 10, 1998, between American Axle & Manufacturing of Michigan, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.13(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.15	Lifetime Program Contract for New M-SUV Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.22(c) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

++10.16	Settlement Agreement dated as of July 28, 2000 by and between AAM, Inc. and GM
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2000)

‡10.17	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)

10.18	Lifetime Program Contract between General Motors Corporation North American Operations (Buyer) and AAM, Inc. (Seller)
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

10.19	Agreement dated as of June 14, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2001)

++10.20	Agreement dated as December 21, 2001 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

‡10.21	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.22	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)

10.23	Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004, among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.40 filed with American Axle & Manufacturing Holdings, Inc. on Form 10-K for the year ended December 30, 2003)

Number	Description of Exhibit

10.24	Guarantee Agreement, dated as of January 9, 2004, among the Company, AAM, Inc., the Subsidiary Guarantors and JPMorgan Chase Bank, as Administrative Agent
(Incorporated by reference to Exhibit 10.41 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

++10.25	Sourcing Letter Agreement dated as of February 26, 2004 by and between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.42 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2004)

++10.26	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

‡10.27	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

‡10.28                               Form of 2002 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.29                               Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.30                               Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

‡10.31                               Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

‡10.32                               Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

‡10.33	Employment Agreement Extension between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated November 3, 2005.)

‡10.34	Restricted Stock Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated November 3, 2005.)

‡10.35	Restricted Stock Unit Award Agreement between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K dated November 3, 2005.)

Number	Description of Exhibit

‡10.36	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005)

‡10.37	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2006)

10.38
Credit Agreement dated as of June 28, 2006, amended as of August 9, 2006, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., and JP Morgan Chase Bank, N.A., and Bank of America, N.A.

(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2006)

10.39
Amendment to Senior Unsecured Revolving Credit Facility, dated as of January 9, 2004, amended as of December 11, 2006, among the Company, AAM, Inc., the lenders named therein and JPMorgan Chase Bank, as Administrative Agent

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 11, 2006.)

‡10.40	Amended and Restated American Axle & Manufacturing Holdings, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.)

‡10.41	Employment Agreement Amendment between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 15, 2006
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

‡10.42	Amended and Restated American Axle & Manufacturing, Inc. Supplemental Executive Retirement Program dated as December 22, 2006
(Incorporated by reference to Exhibit 10.46 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

10.43
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

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 14,2007)

++10.44	Letter Agreement, dated June 29, 2007, between AAM and GM
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29,2007)

‡10.45
Amendment No. 1 dated as of July 25, 2007 to the Restricted Stock Unit Award Agreements dated as of March 15, 2005, March 15, 2006 and March 14, 2007 between Richard E. Dauch and American Axle & Manufacturing Holdings, Inc.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated July 25,2007)

Number	Description of Exhibit

‡10.46	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 1,2008)

‡10.47	Amendment, dated January 31, 2008, to Employment Agreement, dated November 6, 1997, between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch.
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated February 1,2008)

‡10.48	Amended and Restated Continuity Agreement dated as of September 29, 2003, between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.50 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.49	Form of Amended and Restated Non-CEO Continuity Agreement between American Axle & Manufacturing Holdings, Inc. and executive officers
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.50	Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.51	Form of 2008 Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Ratable Vesting)
(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.52	Form of 2008 Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Cliff Vesting)
(Incorporated by reference to Exhibit 10.54 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.53	Form of 2008 Performance Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.55 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

10.54	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008)

10.55
Amendment and Restatement Agreement dated as of November 7, 2008 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., the banks and other financial institutions indentified therein as lenders party thereto, and JP Morgan and Chase Bank, N.A., as Administrative Agent.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated November 10,2008)

Number	Description of Exhibit

10.56
Amended and Restated Credit Agreement dated as of January 9, 2004, as amended and restated as of November 7, 2008, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders party thereto, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated November 10,2008)

10.57
Collateral Agreement dated as of November 7, 2008 by and among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

(Incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K dated November 10,2008)

10.58
Form of Guarantee Agreement under the $250.0 million Credit Agreement dated as of June 14, 2007 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., the Lenders party thereto, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 99.4 of Current Report on Form 8-K dated November 10,2008)

10.59
Form of Guarantee Agreement under the Credit Agreement dated as of January 9, 2004 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 99.5 of Current Report on Form 8-K dated November 10,2008)

‡*10.60	Form of 2009 Deferred Compensation Award Agreement

*12	Computation of Ratio of Earnings to Fixed Charges

*18	Preferability Letter from Independent Registered Public Accounting Firm

*21	Subsidiaries of the Company

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 12, 2009

/s/ Michael K. Simonte
Michael K. Simonte
Group Vice President - Finance
& Chief Financial Officer
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board	March 12, 2009
Richard E. Dauch	& Chief Executive Officer

/s/ Michael K. Simonte	Group Vice President - Finance &	March 12, 2009
Michael K. Simonte	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	March 12, 2009
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	March 12, 2009
Forest J. Farmer

/s/ Richard C. Lappin	Director	March 12, 2009
Richard C. Lappin

/s/ William P. Miller II	Director	March 12, 2009
William P. Miller II

/s/ Larry K. Switzer	Director	March 12, 2009
Larry K. Switzer

/s/ Thomas K. Walker	Director	March 12, 2009
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	March 12, 2009
Dr. Henry T. Yang

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)
Year Ended December 31, 2006:
Allowance for doubtful accounts	$3.1	$0.7	$2.6	(1)	$1.2

Allowance for deferred taxes	31.2	13.4	5.6	(2)	39.0

Inventory valuation allowance	20.3	20.0	5.6	(3)	34.7

Year Ended December 31, 2007:
Allowance for doubtful accounts	1.2	1.4	0.4	(1)	2.2

Allowance for deferred taxes	39.0	12.7	9.4	(2)	42.3

Inventory valuation allowance	34.7	12.7	7.1	(3)	40.3

Year Ended December 31, 2008:
Allowance for doubtful accounts	2.2	1.9	0.8	(1)	3.3

Allowance for deferred taxes	42.3	551.9	12.4	(2)	581.8

Inventory valuation allowance	40.3	58.9	70.9	(4)	28.3

(1) Uncollectible accounts charged off net of recoveries.
(2) Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (principally related to acquired foreign NOLs and capital allowance carryforwards) and currency translation.
(3) Primarily relates to inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.
(4) Primarily relates to write-offs of excess and obsolete inventories and the classification of certain indirect inventories, and related valuation allowances, as a net noncurrent asset in 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Axle & Manufacturing Holdings, Inc.:

We have audited the consolidated financial statements of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our report thereon dated March 12, 2009 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to: uncertainties which raise substantial doubt about the Company’s ability to continue as a going concern; the adoption on December 31, 2006 of the balance sheet provisions of SFAS No. 158, Employers Accounting for Defined Benefit Provision and Other Postretirement Plans; the adoption on January 1, 2007 of the measurement date provisions of SFAS No. 158 and FASB Interpretation No. 48, Accounting for Uncertainty in  Income Taxes; the change on January 1, 2008 to a preferred method for costing U.S. inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method; and the change during the year ended December 31, 2008 to a preferred method of balance sheet accounting related to cost sharing provisions associated with the Company’s other post retirement benefit obligations).  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  The consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE &TOUCHE LLP

Detroit, Michigan

March 12, 2009