Form 10-Q
period 2009-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2009-05-04
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☐*
(*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☑

As of April 29, 2009, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 55,476,392 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2009

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

    Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	whether General Motors Corporation (GM) enters reorganization in bankruptcy or bankruptcy liquidation;
•	our ability to maintain sufficient liquidity in light of recently announced extended production shutdowns by GM and Chrysler LLC (Chrysler);
•	whether GM will continue to obtain sufficient funding from either governmental or private sources;
•	the ability of GM to comply with the terms of the Secured Term Loan Facility provided by the U.S. Treasury and any other applicable requirements of the Troubled Asset Relief Program (TARP);
•	the impact on our business of requirements imposed on, or actions taken by, any of our customers in response to TARP or similar programs;
•	the impact on our business of the Chrysler bankruptcy filing on April 30, 2009;
•	global economic conditions;
•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants and commercial agreements;
•	our customers' (other than GM and Chrysler) and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;
•	reduced purchases of our products by GM, Chrysler or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);
•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to implement improvements in our U.S. labor cost structure;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	lower-than-anticipated market acceptance of new or existing products;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•	continued or increased high prices for or reduced availability of fuel;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);
•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
	(in millions, except per share data)

Net sales	$402.4	$587.6

Cost of goods sold	375.3	574.9

Gross profit	27.1	12.7

Selling, general and administrative expenses	43.8	49.4

Operating loss	(16.7)	(36.7)

Interest expense	(20.4)	(15.3)

Investment income	1.0	2.6

Other income (expense), net	(0.8)	0.5

Loss before income taxes	(36.9)	(48.9)

Income tax benefit	(4.2)	(21.9)

Net loss	(32.7)	(27.0)

Less: Net income attributable to the noncontrolling interest	-	-

Net loss attributable to AAM	$(32.7)	$(27.0)

Basic loss per share	$(0.59)	$(0.50)

Diluted loss per share	$(0.59)	$(0.50)

Dividends declared per share	$-	$0.15

See accompanying notes to condensed consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$137.1	$198.8
Short-term investments	18.2	77.1
Accounts receivable, net	180.5	186.9
AAM-GM Agreement receivable	-	60.0
Inventories, net	117.3	111.4
Prepaid expenses and other current assets	59.3	61.1
Total current assets	512.4	695.3

Property, plant and equipment, net	1,066.6	1,064.2
Goodwill	147.8	147.8
GM postretirement cost sharing asset	216.4	221.2
Other assets and deferred charges	129.4	119.2
Total assets	$2,072.6	$2,247.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$209.4	$250.9
Accrued compensation and benefits	112.6	127.5
Deferred revenue	66.7	66.7
Accrued expenses and other current liabilities	59.7	72.6
Total current liabilities	448.4	517.7

Long-term debt	1,094.8	1,139.9
Deferred revenue	161.2	178.2
Postretirement benefits and other long-term liabilities	820.7	847.4
Total liabilities	2,525.1	2,683.2

Stockholders' deficit
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	429.6	426.7
Accumulated deficit	(681.3)	(648.6)
Treasury stock at cost, 5.2 million shares in 2009 and 2008	(173.9)	(173.9)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(19.3)	(29.3)
Foreign currency translation adjustments	0.4	0.2
Unrecognized loss on derivatives	(9.0)	(11.4)
Total AAM stockholders' deficit	(452.9)	(435.7)
Noncontrolling interest in subsidiaries	0.4	0.2
Total stockholders’ deficit	(452.5)	(435.5)
Total liabilities and stockholders' deficit	$2,072.6	$2,247.7

See accompanying notes to condensed consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
	(in millions)
Operating activities
Net loss	$(32.7)	$(27.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	35.9	56.6
Deferred income taxes	(7.0)	(27.2)
Stock-based compensation	2.7	3.6
Pensions and other postretirement benefits, net of contributions	(3.0)	12.4
Loss on retirement of equipment	0.6	0.3
Changes in operating assets and liabilities
Accounts receivable	5.8	78.1
AAM-GM Agreement receivable	60.0	-
Inventories	(5.9)	(5.1)
Accounts payable and accrued expenses	(60.6)	(84.0)
Other assets and liabilities	(17.1)	0.5
Net cash provided by (used in) operating activities	(21.3)	8.2

Investing activities
Purchases of property, plant and equipment	(44.3)	(33.3)
Payments of deposits for acquisition of property and equipment	(0.5)	-
Proceeds from sale of equipment	0.5	-
Investment in joint venture	(10.2)	-
Redemption of short-term investments	58.9	-
Net cash provided by (used in) investing activities	4.4	(33.3)

Financing activities
Net borrowings (repayments) under revolving credit facilities	(39.8)	1.9
Payments of long-term debt and capital lease obligations	(5.2)	(0.4)
Proceeds from issuance of long-term debt	-	3.3
Repurchase of treasury stock	-	(0.1)
Employee stock option exercises	-	0.1
Tax benefit on stock option exercises	-	0.2
Dividends paid	-	(8.0)
Net cash used in financing activities	(45.0)	(3.0)

Effect of exchange rate changes on cash	0.2	-

Net decrease in cash and cash equivalents	(61.7)	(28.1)

Cash and cash equivalents at beginning of period	198.8	343.6

Cash and cash equivalents at end of period	$137.1	$315.5

Supplemental cash flow information
Interest paid	$29.3	$25.2
Income taxes paid, net of refunds	$1.5	$0.7

See accompanying notes to condensed consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

The balance sheet at December 31, 2008 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Effect of New Accounting Standards

        On January 1, 2009, we adopted FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.

We have presented the effects of the adoption of FSP No. EITF 03-6-1 for the inclusion of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of EPS for the three months ended March 31, 2009 and March 31, 2008.

Earnings (loss) per share (EPS)	As calculated prior to FSP No. EITF 03-6-1	Adjustments	As reported
for the three months ended March 31, 2009	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(32.7)	$-	$(32.7)
Denominators
Basic shares outstanding	51.7	3.7	55.4
Diluted shares outstanding	51.7	3.7	55.4
Basic EPS	$(0.63)	$0.04	$(0.59)
Diluted EPS	$(0.63)	$0.04	$(0.59)

Earnings (loss) per share (EPS)	As originally reported	Adjustments	As adjusted and reported
for the three months ended March 31, 2008	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(27.0)	$-	$(27.0)
Denominators
Basic shares outstanding	51.6	2.0	53.6
Diluted shares outstanding	51.6	2.0	53.6
Basic EPS	$(0.52)	$0.02	$(0.50)
Diluted EPS	$(0.52)	$0.02	$(0.50)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        In December 2007, the FASB issued Statement No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted SFAS 160 on January 1, 2009 and have retrospectively revised the financial statement presentation of our noncontrolling interests accordingly.

In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, until January 1, 2009.  We applied SFAS 157 to the remaining nonfinancial assets and liabilities on January 1, 2009 and it did not have a material impact on our financial statements.

In May 2008, the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. FSP No. APB 14-1 was effective for us on January 1, 2009.  The impact of this FSP was not material.

2.	SIGNIFICANT RISKS AND UNCERTAINTIES

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business.

As of March 31, 2009, we were in compliance with the covenants in our Revolving Credit Facility agreement.  As a result of the current automotive industry environment, including the uncertainty relating to the ability of General Motors Corporation (GM) to continue as a going concern, the recent announcement of extended production shutdowns by GM and Chrysler LLC (Chrysler) and the bankruptcy filing by Chrysler on April 30, 2009, it is uncertain whether we will continue to be in compliance with the financial covenants or have access to sufficient liquidity to meet our needs in 2009.  If necessary, we will work with our lenders to modify existing agreements or enter into new agreements.  Should we fail to be in compliance with the covenants and we are unable to obtain a waiver or amend these covenants, or lack access to sufficient liquidity in order to meet our needs, we may be unable to continue as a going concern.  Our condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities.

 Sales to GM were approximately 76% of our total net sales for the three months ended March 31, 2009.  Accounts and other receivables due from GM were $104.0 million and our GM postretirement cost sharing asset was $216.4 million as of March 31, 2009.

See Note 14 – Subsequent Events for more detail on the recent announcements of extended production shutdowns and the Chrysler bankruptcy.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RESTRUCTURING ACTIONS

In 2009, we incurred charges for ongoing restructuring actions.  In addition, we continued to make payments related to prior restructuring actions.  At December 31, 2008, our liability related to these restructuring actions was $47.8 million.

A summary of the restructuring related activity for the three months ended March 31, 2009 is shown below (in millions):

	One-time
	Termination Benefits	Environmental Obligations	Contract Related Costs	Redeployment of Assets	Total
Accrual as of December 31, 2008	$42.1	$0.4	$5.3	$-	$47.8
Charges	3.9	-	-	4.5	8.4
Cash utilization	(28.8)	-	(1.4)	(4.5)	(34.7)
Accrual adjustments	(0.1)	-	-	-	(0.1)
Accrual as of March 31, 2009	$17.1	$0.4	$3.9	$-	$21.4

In the first quarter of 2009, we approved a plan to reduce our worldwide salaried workforce by an additional 300 associates.  We recorded expense of $3.9 million in connection with the estimated postemployment benefits to be provided to certain of these associates pursuant to the Layoff Severance Program in the U.S. and various statutory requirements for our foreign locations in 2009.

In the first quarter of 2009, we incurred $4.5 million of charges related to the redeployment of assets to support capacity utilization initiatives.

We expect a majority of the restructuring accrual to be paid in 2009 and the remainder to be paid through 2012.

4.     INVENTORIES

We state our inventories at the lower of cost or market.  The cost of worldwide inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:
	March 31,	December 31,
	2009	2008
	(in millions)

Raw materials and work-in-progress	$119.9	$116.9
Finished goods	31.7	22.8
Gross inventories	151.6	139.7
Inventory valuation reserves	(34.3)	(28.3)
Inventories, net	$117.3	$111.4

5.     LONG-TERM DEBT

Long-term debt consists of the following:
	March 31,	December 31,
	2009	2008
	(in millions)

Revolving Credit Facility	$250.0	$295.0
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	0.4	0.4
Term Loan	250.0	250.0
Foreign credit facilities	37.0	36.9
Capital lease obligations	7.6	7.8
Long-term debt	$1,094.8	$1,139.9

The Revolving Credit Facility provides up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.  The Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At March 31, 2009, we had $174.7 million available under the Revolving Credit Facility.  This availability reflects a reduction of $52.2 million for standby letters of credit issued against the facility.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets.  Accordingly, we classified $22.3 million of current maturities as long-term debt.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2009, $37.0 million was outstanding under these facilities and an additional $9.9 million was available.

The weighted-average interest rate of our long-term debt outstanding at March 31, 2009 was 6.9% and 7.0% as of December 31, 2008.

6.     INVESTMENT IN JOINT VENTURE

In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., a subsidiary of Anhui Jianghuai Automobile Group Co, Ltd.  Each party will own 50 percent of the JV, and we will account for the JV using the equity method.  Under the equity method, we recorded the initial investment in the JV of $10.2 million at cost, and will adjust the carrying amount of the investment to recognize our share of the earnings or losses of the JV.  The investment in this JV is classified as other assets and deferred charges on our Condensed Consolidated Balance Sheet.

7.     DERIVATIVES

         In March 2008, the FASB issued Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  We adopted SFAS 161 prospectively on January 1, 2009.

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of March 31, 2009, we have forward contracts outstanding with a notional amount of $27.3 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.  The fair value of our currency forward contracts, using level 2 inputs, was a liability of $7.5 million as of March 31, 2009, and this liability is recorded in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet.

In the three months ended March 31, 2009, we reclassified $2.2 million of existing net derivative losses into net loss from accumulated other comprehensive income (loss).  We also recognized a loss of $0.2 million for the change in the exchange rates from December 31, 2008 to the settlement dates of our peso forward contracts that were settled in the three months ended March 31, 2009.  We include the gain or loss on the hedged items attributable to this hedged risk in cost of goods sold on our Condensed Consolidated Statement of Operations.  We expect to reclassify existing net losses of approximately $6 million from accumulated other comprehensive income (loss) to net income (loss) during the next twelve months.

Interest rate hedges  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2009, no interest rate hedges were in place.  In 2008, we terminated our interest rate hedge with a notional amount of $200.0 million that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  We continue to reclassify losses from this interest rate hedge into earnings.  In the three months ended March 31, 2009, we reclassified $1.0 million of existing net derivative losses into net loss from accumulated other comprehensive income (loss).  We include the gain or loss on the hedged items attributable to this hedged risk in interest expense on our Condensed Consolidated Statement of Operations.  We expect to reclassify existing net losses of approximately $4 million from accumulated other comprehensive income (loss) to net income (loss) during the next twelve months.

8.     EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in millions)

Service cost	$1.3	$4.2	$0.7	$4.5
Interest cost	8.9	9.4	4.6	7.4
Expected asset return	(7.9)	(10.2)	-	-
Amortized loss (gain)	0.4	0.2	(0.5)	-
Amortized prior service cost (gain)	-	0.5	(1.7)	(0.8)
Curtailments	(2.0)	-	(3.1)	-
Special termination benefits	0.4	-	-	-
Net periodic benefit cost	$1.1	$4.1	$-	$11.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        We recorded a net gain of $5.1 million to cost of sales for the curtailment of certain pension and other postretirement benefits in the three months ended March 31, 2009.  This curtailment relates to associates who participated in attrition programs in 2008 but did not terminate employment with AAM until 2009.  We also completed a remeasurement of the assets and liabilities of our U.S. pension and OPEB plans in conjunction with the curtailment.  This remeasurement resulted in a reduction of postretirement and other long-term liabilities by $25.7 million, a reduction of the GM postretirement cost sharing asset of $2.2 million and an increase in our accumulated other comprehensive income (loss) of $23.5 million on our Condensed Consolidated Balance Sheet.  These net adjustments relate to changes in actuarial assumptions since the January 1, 2009 valuation of the assets and liabilities of our U.S. pension and OPEB plans.

Our regulatory pension funding requirements in 2009 are between $15 million and $20 million.  We expect our net cash outlay for other postretirement benefit obligations in 2009 to be approximately $15 million.

9.     PRODUCT WARRANTIES

The following table provides a reconciliation of changes in the product warranty liability as of March 31, 2009 (in millions):

Balance as of January 1, 2009	$2.6
Accruals	0.1
Settlements	(0.1)
Adjustment to prior period accruals	(0.1)
Balance as of March 31, 2009	$2.5

10.   INCOME TAXES

 Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgement about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Income tax benefit was $4.2 million in the first quarter of 2009 as compared to $21.9 million in the first quarter of 2008.  Our effective income tax rate was 11.4% in the first quarter of 2009 as compared to 44.8% in the first quarter of 2008.  Our income tax benefit and effective tax rate for the three months ended March 31, 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses in the first quarter of 2009.  Income taxes for the three months ended March 31, 2009 also includes a $6.6 million benefit related to the current year operating loss that offset deferred taxes attributable to gains recognized in other comprehensive income, in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2009	$45.8
Increase in prior year tax positions	0.7
Decrease in prior year tax positions	(0.1)
Increase in current year tax positions	0.5
Balance at March 31, 2009	$46.9

11.   STOCK-BASED COMPENSATION

On January 6, 2009, we granted 1.3 million shares of restricted stock with a grant-date fair value of $2.81.  The unearned compensation related to this grant will be expensed over the vesting period of three years.  We also granted approximately 0.2 million stock options under our 1999 Stock Incentive Plan.  These options will be expensed over the vesting period of three years.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008
Expected volatility	64.32%	46.10%
Risk-free interest rate	2.07%	3.78%
Dividend yield	2.85%	6.20%
Expected life of options	8 years	8 years
Weighted-average grant-date fair value	$1.40	$2.67

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three months ended
	March 31,
	2009	2008
	(in millions)

Net loss	$(32.7)	$(27.0)
Defined benefit plans, net of tax	10.0	7.4
Foreign currency translation adjustments, net of tax	0.4	3.5
Change in derivatives, net of tax	2.4	(1.4)
Comprehensive loss	$(19.9)	$(17.5)
Less: Comprehensive income attributable to the noncontrolling interest	(0.2)	-
Comprehensive loss attributable to AAM	$(20.1)	$(17.5)

13.   EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended
	March 31,
	2009	2008
	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(32.7)	$(27.0)

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	55.4	53.6

Effect of dilutive securities
Dilutive stock-based compensation	-	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	55.4	53.6
Basic EPS	$(0.59)	$(0.50)
Diluted EPS	$(0.59)	$(0.50)

Basic and diluted loss per share are the same as of March 31, 2008 because the effect of 0.5 million potentially dilutive shares would have been antidilutive.  There were no potentially dilutive shares as of March 31, 2009.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 6.0 million at March 31, 2009 and 4.4 million at March 31, 2008.  The ranges of exercise prices related to the excluded exercisable stock options were $2.81 - $40.83 at March 31, 2009 and $23.73 - $40.83 at March 31, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SUBSEQUENT EVENTS

On April 30, 2009, Chrysler filed for bankruptcy protection in the U.S. Southern District of New York.  Our sales to Chrysler were approximately 11% of our total net sales for the three months ended March 31, 2009.  Our accounts receivable with Chrysler’s wholly owned U.S. subsidiaries was approximately $2.5 million as of April 30, 2009, of which $1.5 million was outstanding as of March 31, 2009.  It is reasonably possible that we may be unable to collect some or all of this accounts receivable balance.  As of April 30, 2009, we had $17.5 million of accounts receivable with Chrysler's subsidiaries that were not subject to this bankruptcy filing.  In connection with its bankruptcy filing, Chrysler announced that most manufacturing operations will be temporarily idled until the bankruptcy process is complete.

On April 23, 2009, GM announced the extended summer production shutdown for 13 assembly plants beginning on or after May 18, 2009 for up to 9 weeks.  The extended production shutdowns at GM and Chrysler will significantly reduce production volumes in the second and third quarters of 2009.

15.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Operations
Three months ended March 31, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Net sales
External	$-	$181.6	$220.8	$-	$402.4
Intercompany	-	7.5	28.5	(36.0)	-
Total net sales	-	189.1	249.3	(36.0)	402.4
Cost of goods sold	-	187.6	223.7	(36.0)	375.3
Gross profit	-	1.5	25.6	-	27.1
Selling, general and administrative expenses	-	41.1	2.7	-	43.8
Operating income (loss)	-	(39.6)	22.9	-	(16.7)
Non-operating income (expense), net	-	(20.7)	0.5	-	(20.2)
Income (loss) before income taxes	-	(60.3)	23.4	-	(36.9)
Income tax expense (benefit)	-	(5.7)	1.5	-	(4.2)
Earnings (loss) from equity in subsidiaries	(32.7)	12.2	-	20.5	-
Net income (loss) before royalties and dividends	(32.7)	(42.4)	21.9	20.5	(32.7)
Royalties and dividends	-	9.7	(9.7)	-	-
Net income (loss) after royalties and dividends	(32.7)	(32.7)	12.2	20.5	(32.7)
Less: Net income attributable to noncontrolling interest	-	-	-	-	-
Net income (loss) attributable to AAM	$(32.7)	$(32.7)	$12.2	$20.5	$(32.7)

2008
Net sales
External	$-	$289.7	$297.9	$-	$587.6
Intercompany	-	14.0	16.0	(30.0)	-
Total net sales	-	303.7	313.9	(30.0)	587.6
Cost of goods sold	-	331.9	273.0	(30.0)	574.9
Gross profit (loss)	-	(28.2)	40.9	-	12.7
Selling, general and administrative expenses	-	49.0	0.4	-	49.4
Operating income (loss)	-	(77.2)	40.5	-	(36.7)
Non-operating income (expense), net	-	(13.4)	1.2	-	(12.2)
Income (loss) before income taxes	-	(90.6)	41.7	-	(48.9)
Income tax expense (benefit)	-	(24.5)	2.6	-	(21.9)
Earnings (loss) from equity in subsidiaries	(27.0)	26.3	-	0.7	-
Net income (loss) before royalties and dividends	(27.0)	(39.8)	39.1	0.7	(27.0)
Royalties and dividends	-	12.8	(12.8)	-	-
Net income (loss) after royalties and dividends	(27.0)	(27.0)	26.3	0.7	(27.0)
Less: Net income attributable to noncontrolling interest	-	-	-	-	-
Net income (loss) attributable to AAM	$(27.0)	$(27.0)	$26.3	$0.7	$(27.0)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
March 31, 2009
Assets
Current assets
Cash and cash equivalents	$-	$0.5	$136.6	$-	$137.1
Short-term investments	-	4.6	13.6	-	18.2
Accounts receivable, net	-	59.2	121.3	-	180.5
Inventories, net	-	17.9	99.4	-	117.3
Other current assets	-	27.4	31.9	-	59.3
Total current assets	-	109.6	402.8	-	512.4
Property, plant and equipment, net	-	373.6	693.0	-	1,066.6
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	290.6	55.2	-	345.8
Investment in subsidiaries	-	691.7	-	(691.7)	-
Total assets	$-	$1,465.5	$1,298.8	$(691.7)	$2,072.6
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$86.8	$122.6	$-	$209.4
Accrued expenses and other current liabilities	-	165.6	73.4	-	239.0
Total current liabilities	-	252.4	196.0	-	448.4
Intercompany payable (receivable)	316.5	(613.9)	297.4	-	-
Long-term debt	0.4	1,049.9	44.5	-	1,094.8
Investment in subsidiaries obligation	136.0	-	-	(136.0)	-
Other long-term liabilities	-	913.1	68.8	-	981.9
Total liabilities	452.9	1,601.5	606.7	(136.0)	2,525.1
Total AAM stockholders’ equity (deficit)	(452.9)	(136.0)	691.7	(555.7)	(452.9)
Noncontrolling interest in subsidiaries	-	-	0.4	-	0.4
Total stockholders’ equity (deficit)	(452.9)	(136.0)	692.1	(555.7)	(452.5)
Total liabilities and stockholders’ equity (deficit)	$-	$1,465.5	$1,298.8	$(691.7)	$2,072.6

December 31, 2008
Assets
Current assets
Cash and cash equivalents	$-	$54.6	$144.2	$-	$198.8
Short-term investments	-	10.6	66.5	-	77.1
Accounts receivable, net	-	81.1	105.8	-	186.9
AAM-GM Agreement receivable	-	60.0	-	-	60.0
Inventories, net	-	18.8	92.6	-	111.4
Other current assets	-	29.7	31.4	-	61.1
Total current assets	-	254.8	440.5	-	695.3
Property, plant and equipment, net	-	393.8	670.4	-	1,064.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	295.7	44.7	-	340.4
Investment in subsidiaries	-	678.4	-	(678.4)	-
Total assets	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$121.7	$129.2	$-	$250.9
Accrued expenses and other current liabilities	-	194.7	72.1	-	266.8
Total current liabilities	-	316.4	201.3	-	517.7
Intercompany payable (receivable)	316.6	(624.3)	307.7	-	-
Long-term debt	0.4	1,094.9	44.6	-	1,139.9
Investment in subsidiaries obligation	118.7	-	-	(118.7)	-
Other long-term liabilities	-	954.4	71.4	-	1,025.8
Total liabilities	435.7	1,741.4	625.0	(118.7)	2,683.4
Total AAM stockholders’ equity (deficit)	(435.7)	(118.7)	678.4	(559.7)	(435.7)
Noncontrolling interest in subsidiaries	-	-	0.2	-	0.2
Total stockholders’ equity (deficit)	(435.7)	(118.7)	678.6	(559.7)	(435.5)
Total liabilities and shareholders’ equity (deficit)	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Operating activities
Net cash provided by (used in) operating activities	$-	$(33.8)	$12.5	$-	$(21.3)
Investing activities
Purchases of property, plant and equipment	-	(15.1)	(29.2)	-	(44.3)
Redemption of short-term investments	-	6.0	52.9	-	58.9
Investment in joint venture	-	-	(10.2)	-	(10.2)
Other investing activities	-	0.5	(0.5)	-	-
Net cash provided by (used in) investing activities	-	(8.6)	13.0	-	4.4
Financing activities
Net debt activity	-	(45.0)	-	-	(45.0)
Intercompany activity	-	33.3	(33.3)	-	-
Net cash used in financing activities	-	(11.7)	(33.3)	-	(45.0)
Effect of exchange rate changes on cash	-	-	0.2	-	0.2
Net decrease in cash and cash equivalents	-	(54.1)	(7.6)	-	(61.7)
Cash and cash equivalents at beginning of period	-	54.6	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$0.5	$136.6	$-	$137.1

2008
Operating activities
Net cash provided by (used in) operating activities	$-	$(23.0)	$31.2	$-	$8.2
Investing activities
Purchases of property, plant and equipment	-	(15.7)	(17.6)	-	(33.3)
Net cash used in investing activities	-	(15.7)	(17.6)	-	(33.3)
Financing activities
Net debt activity	-	-	4.8	-	4.8
Intercompany activity	8.1	10.4	(18.5)	-	-
Purchase of treasury stock	(0.1)	-	-		(0.1)
Employee stock option exercises,
including tax benefit	-	0.3	-	-	0.3
Dividends paid	(8.0)	-	-	-	(8.0)
Net cash provided by (used in) financing activities	-	10.7	(13.7)	-	(3.0)
Effect of exchange rate changes on cash	-	-	-	-	-
Net decrease in cash and cash equivalents	-	(28.0)	(0.1)	-	(28.1)
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$195.5	$120.0	$-	$315.5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We are the principal supplier of driveline components to General Motors Corporation (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 76% of our total net sales in the first quarter of 2009 as compared to 74% for the first quarter of 2008 and the full-year 2008.

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

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.   Sales to Chrysler LLC (Chrysler) were approximately 11% of our total net sales in the first quarter of 2009 as compared to 12% for the first quarter of 2008 and 10% for the full-year 2008.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Hino Motors, Ltd. and Jatco Ltd.  Our net sales to customers other than GM and Chrysler were 13% of our total net sales in the first quarter of 2009 as compared to 14% for the first quarter of 2008.

In 2008 and continuing in 2009, the domestic automotive industry experienced a severe downturn.  The collapse of the U.S. housing market, the global financial crisis, a lack of available consumer credit and financing options, rising unemployment, exceptionally low consumer confidence and wildly fluctuating fuel and commodity prices, among other factors, combined to result in a sudden and major drop in industry production and sales volumes.  These difficult market conditions have exacerbated the financial pressure on the entire domestic automotive industry, and especially the domestic OEMs.

In the fourth quarter of 2008, GM secured government financing commitments under the Troubled Asset Relief Program; however, GM has since made requests for additional government financing commitments to continue operations through 2009, which commitments have not yet been provided.  On March 30, 2009, the President of the United States gave GM 60 days to revise their viability plans and take appropriate restructuring actions before the government decides whether to accelerate repayment of the loans or to provide additional funding.  Although GM has achieved progress on critical capacity rationalization objectives and other important restructuring initiatives, it is uncertain whether the government will continue to provide necessary financial support, or whether GM will be able to secure sufficient alternate sources of funding to continue as a going concern. If GM is not able to continue their operations, many suppliers, including AAM, could suffer unfavorable consequences. These unfavorable consequences could include significant lost revenue, payment delays, inability to collect trade and other accounts receivable, increased demands by trade creditors, price reductions or the inability of GM to honor contractual commitments, including sourcing decisions and financial obligations.

On April 30, 2009, Chrysler filed for bankruptcy protection in the U.S. Southern District of New York.  In connection with its bankruptcy filing, Chrysler announced that most manufacturing operations will be temporarily idled until the bankruptcy process is complete.  On April 23, 2009, GM announced the extended summer production shutdown for 13 assembly plants beginning on or after May 18, 2009 for up to 9 weeks.  We are currently assessing the impact on AAM and expect that the extended production shutdowns at GM and Chrysler will have a significant adverse impact on our sales and production activity for the second and third quarters of 2009.  We currently estimate that the extended production shutdowns will reduce our second and third quarter of 2009 sales by approximately $250 million and will adversely affect gross profit by approximately $80 million to $85 million.

      Through our recent restructuring actions, we have made significant progress to adjust to the changing landscape of the domestic automotive industry.  We will continue to monitor market conditions and our customers’ actions and we expect to take further actions to adjust our production capacity and reduce our hourly and salaried workforce.  These actions could result in significant special charges in 2009, including additional asset impairments and employee termination benefits.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Net Sales  Net sales were $402.4 million in the first quarter of 2009 as compared to $587.6 million in the first quarter of 2008.

On February 25, 2008, the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) called a strike at our original U.S. locations.  Sales in the first quarter of 2008 reflects the adverse impact of the International UAW strike, which was estimated at $132.6 million.

As compared to the first quarter of 2008, our sales in the first quarter of 2009 reflect a decrease of approximately 25% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 87% in products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the impact of the deteriorating general economic conditions and the difficult market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 7.4% to $1,424 in the first quarter of 2009 as compared to $1,326 in the first quarter of 2008.  The increase is due to increased content on the GM full-size programs and mix shifts favoring full-size trucks and SUV programs.  Our 4WD/AWD penetration rate was 61.8% in the first quarter of 2009 as compared to 65.9% in the first quarter of 2008. The decrease of the penetration rate in the first quarter of 2009 as compared to the first quarter of 2008 reflects the impact of the cancellation of GM’s midsize SUV program.

Gross Profit  Gross profit increased $14.4 million to $27.1 million in the first quarter of 2009 as compared to $12.7 million in the first quarter of 2008.  Gross margin was 6.7% in the first quarter of 2009 as compared to 2.2% in the first quarter of 2008.  The increase in gross profit and gross margin in the first quarter of 2009, as compared to the first quarter of 2008, reflects structural cost reductions resulting from the 2008 labor agreements with the International UAW and related capacity reduction initiatives.  In addition, the gross profit and gross margin in the first quarter of 2008 includes the adverse impact of the strike, which was estimated to be $45.8 million.  Partially offsetting the impact of the strike called by the International UAW and the structural cost reductions was the impact of reduced sales in the first quarter of 2009 as compared to the first quarter of 2008, as mentioned above.

        Gross profit in the first quarter of 2009 includes $11.3 million in special charges and other nonrecurring operating costs, primarily related to hourly and salaried workforce reductions (including attrition programs and related statutory benefits) and plant closure and other capacity reduction activities, net of a $5.1 million curtailment gain for UAW represented associates who terminated employment with AAM in the first quarter of 2009 through ongoing attrition programs.

Gross profit in the first quarter of 2008 includes $3.5 million in special charges and other nonrecurring operating costs, primarily related to the redeployment of assets to support capacity utilization initiatives.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) decreased $5.6 million to $43.8 million or 10.9% of net sales in the first quarter of 2009 as compared to $49.4 million or 8.5% of net sales in the first quarter of 2008.  SG&A in the first quarter of 2009 includes special charges of $1.0 million relating to salaried workforce reductions.  The decrease in SG&A is a result of cost reduction efforts including lower stock based compensation and profit sharing expense.  R&D was $18.7 million in the first quarter of 2009 as compared to $20.2 million in the first quarter of 2008.

Operating Loss  Operating loss was $16.7 million in the first quarter of 2009 as compared to $36.7 million in the first quarter of 2008.  Operating margin was negative 4.2% in the first quarter of 2009 as compared to negative 6.2% in the first quarter of 2008.  The changes in operating loss and operating margin were due to the factors discussed in Gross Profit and SG&A above.

Interest Expense  Interest expense was $20.4 million in the first quarter of 2009 as compared to $15.3 million in the first quarter of 2008.  The increase in interest expense primarily reflects higher average outstanding borrowings in the first quarter of 2009 as compared to the first quarter of 2008.

Investment Income  Investment income was $1.0 million in the first quarter of 2009 as compared to $2.6 million in the first quarter of 2008.  The decrease in investment income is a result of lower average cash balances in the first quarter of 2009 as compared to the first quarter of 2008.

Other Income (Expense), net  Other income (expense), net was expense of $0.8 million in the first quarter of 2009 as compared to income of $0.5 million in the first quarter of 2008.

Income Tax Benefit  Income tax benefit was $4.2 million in the first quarter of 2009 as compared to $21.9 million in the first quarter of 2008.  Our effective income tax rate was 11.4% in the first quarter of 2009 as compared to 44.8% in the first quarter of 2008.  Our income tax benefit and effective tax rate for the three months ended March 31, 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses in the first quarter of 2009.  Income taxes for the three months ended March 31, 2009 also includes a $6.6 million benefit related to the current year operating loss that offset deferred taxes attributable to gains recognized in other comprehensive income, in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”

Net Loss Attributable to AAM (Net Loss) and Earnings (Loss) Per Share (EPS)  Net loss was $32.7 million in the first quarter of 2009 as compared to $27.0 million in the first quarter of 2008.  Diluted EPS was a loss of $0.59 in the first quarter of 2009 as compared to a loss of $0.50 in the first quarter of 2008.  Net loss and EPS for the first quarters of 2009 and 2008 were primarily impacted by the factors discussed in Gross Profit and Income Tax Benefit above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, working capital investments and capital expenditures.  We also need to fund buydown payments and ongoing attrition programs included in the 2008 labor agreements with the International UAW.

Operating Activities  Net cash used in operating activities was $21.3 million in the first quarter of 2009 as compared to net cash provided by operating activities of $8.2 million in the first quarter of 2008.  The decrease in cash provided by operating activities primarily reflects a decrease in sales.  See below for more detail on important factors related to our cash flow from operations.

AAM-GM Agreement  In 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (AAM-GM Agreement).  Pursuant to this agreement, GM agreed to provide us with $175.0 million of cash payments through April 2009 to support the transition of our UAW represented legacy labor at our original U.S. locations.  We received $115.0 million in the third quarter of 2008 and collected the remaining $60.0 million in the first quarter of 2009.

       Cash paid for special charges  In the first quarter of 2009, we made cash payments of $36.9 million for special charges compared to $17.9 million in the first quarter of 2008.  These cash payments primarily related to hourly and salaried workforce reductions.

       We expect Buydown Program (BDP) payments to be approximately $50 million in 2009.  Pursuant to the 2008 labor agreements, associates who are indefinitely laid off for more than 30 days may elect to accelerate their remaining BDP payments and terminate their employment with AAM.  BDP payments in 2009 could be in excess of $50 million if eligible associates elect this option.

Investing Activities Capital expenditures were $44.3 million in the first quarter of 2009 as compared to $33.3 million in the first quarter of 2008.  We expect our capital spending in 2009 to be in the range of $140 million to $150 million.  These expenditures continue to support the future launch of new vehicle programs within our new business backlog and the expansion of our global manufacturing footprint.

In 2008, certain money-market and other similar funds that we invest in temporarily suspended redemptions.  We received $58.9 million of redemptions in the first quarter of 2009.

In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., a subsidiary of Anhui Jianghuai Automobile Group Co, Ltd.  We made an investment of $10.2 million related to the formation of this JV.

Financing Activities  Net cash used in financing activities was $45.0 million in the first quarter of 2009 as compared to $3.0 million in the first quarter of 2008.  Total long-term debt outstanding decreased $45.1 million in the first quarter of 2009 to $1,094.8 million as compared to $1,139.9 million at year-end 2008.

  At March 31, 2009, we had $174.7 million available under the Revolving Credit Facility.  This availability reflects a reduction of $52.2 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At March 31, 2009, $37.0 million was outstanding and $9.9 million was available under such agreements.

        As of March 31, 2009, we were in compliance with the covenants in our Revolving Credit Facility agreement.  As a result of the current automotive industry environment, including the uncertainty relating to the ability of GM to continue as a going concern, the recent announcement of extended production shutdowns by GM and Chrysler and the bankruptcy filing by Chrysler on April 30, 2009, it is uncertain whether we will continue to be in compliance with the financial covenants or have access to sufficient liquidity to meet our needs in 2009.  If necessary, we will work with our lenders to modify existing agreements or enter into new agreements.   Should we fail to be in compliance with the covenants and we are unable to obtain a waiver or amend these covenants, or lack access to sufficient liquidity to meet our needs, we may be unable to continue as a going concern.

The weighted-average interest rate of our long-term debt outstanding in the first quarter of 2009 was 7.1% as compared to 7.2% for the year ended December 31, 2008.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  GM has agreed to indemnify and hold us harmless against certain environmental conditions existing prior to our purchase of the assets from GM on March 1, 1994.  GM’s indemnification obligations terminated on March 1, 2004 with respect to any new claims that we may have against GM.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2009, and we do not expect such expenditures to be significant for the remainder of 2009.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted SFAS 160 on January 1, 2009 and have retrospectively revised the financial statement presentation of our noncontrolling interests accordingly.

In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, until January 1, 2009.  We applied SFAS 157 to the remaining nonfinancial assets and liabilities on January 1, 2009 and it did not have a material impact on our financial statements.

In March 2008, the FASB issued Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  We adopted SFAS 161 prospectively on January 1, 2009.

In May 2008, the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components.  FSP No. APB 14-1 was effective for us on January 1, 2009.  The impact of this FSP was not material.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  We adopted FSP No. EITF 03-6-1 retrospectively on January 1, 2009.  Adoption of this staff position increased basic and diluted shares outstanding by 3.7 million shares for the three months ended March 31, 2009 and 2.0 million shares for the three months ended March 31, 2008.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  At March 31, 2009, we had currency forward contracts with a notional amount of $27.3 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $3 million at March 31, 2009.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2009, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at March 31, 2009) on our long-term debt outstanding at March 31, 2009 would be approximately $5 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2009, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 In the first quarter of 2009, we withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock.  The following table provides information about our equity security purchases during the quarter ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2009	2,223	$1.94	-	-
February 2009	964	0.93	-	-
March 2009	898	0.88	-	-
Total	4,085	$1.47	-	-

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
May 1, 2009

EXHIBIT INDEX

Number	Description of Exhibit

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

*	Filed herewith