Form 10-Q
period 2009-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2009-08-06
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 55,378,663 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2009
TABLE OF CONTENTS

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	when post-bankruptcy GM (New GM) and post-bankruptcy Chrysler (New Chrysler) resume production, production levels, production type of vehicles and whether we are a supplier for those vehicles;
•	to what extent New GM assumes our contracts with “Old” GM and contract terms;
•	our ability to maintain sufficient liquidity in light of the recent extended production shutdowns by GM and Chrysler;
•	the terms of our contractual relationships with New GM and New Chrysler post-bankruptcy;
•	the ability of GM to comply with the terms of the Secured Term Loan Facility provided by the U.S. Treasury and any other applicable requirements of the Troubled Asset Relief Program (TARP);
•	the impact on our business of requirements imposed on, or actions taken by, any of our customers in response to TARP or similar programs;
•	global economic conditions;
•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants and commercial agreements;
•	our customers' (other than GM and Chrysler) and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;
•	reduced purchases of our products by New GM, New Chrysler or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);
•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to implement improvements in our U.S. labor cost structure;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	lower-than-anticipated market acceptance of new or existing products;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•	continued or increased high prices for or reduced availability of fuel;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);
•	adverse changes in the economic conditions or political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions, except per share data)

Net sales	$245.6	$490.5	$648.0	$1,078.1

Cost of goods sold	460.7	1,018.4	836.0	1,593.3

Gross loss	(215.1)	(527.9)	(188.0)	(515.2)

Selling, general and administrative expenses	45.5	44.9	89.3	94.3

Operating loss	(260.6)	(572.8)	(277.3)	(609.5)

Interest expense	(19.7)	(15.1)	(40.1)	(30.4)

Investment income	1.0	1.6	2.0	4.2

Other income (expense), net	(2.9)	1.1	(3.7)	1.6

Loss before income taxes	(282.2)	(585.2)	(319.1)	(634.1)

Income tax expense	6.5	59.1	2.3	37.2

Net loss	$(288.7)	$(644.3)	$(321.4)	$(671.3)

Add: Net loss attributable to the noncontrolling interest	0.1	-	0.1	-

Net loss attributable to AAM	$(288.6)	$(644.3)	$(321.3)	$(671.3)

Basic loss per share	$(5.20)	$(11.89)	$(5.79)	$(12.45)

Diluted loss per share	$(5.20)	$(11.89)	$(5.79)	$(12.45)

Dividends declared per share	$-	$0.15	$-	$0.30

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$272.4	$198.8
Short-term investments	11.1	77.1
Accounts receivable, net	59.6	186.9
AAM-GM Agreement receivable	-	60.0
Inventories, net	103.2	111.4
Prepaid expenses and other current assets	47.3	61.1
Total current assets	493.6	695.3

Property, plant and equipment, net	940.3	1,064.2
Goodwill	147.8	147.8
GM postretirement cost sharing asset	221.7	221.2
Other assets and deferred charges	117.2	119.2
Total assets	$1,920.6	$2,247.7

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$1,248.0	$-
Accounts payable	135.4	250.9
Accrued compensation and benefits	117.3	127.5
Deferred revenue	66.7	66.7
Accrued expenses and other current liabilities	45.4	72.6
Total current liabilities	1,612.8	517.7

Long-term debt	21.5	1,139.9
Deferred revenue	155.9	178.2
Postretirement benefits and other long-term liabilities	866.4	847.4
Total liabilities	2,656.6	2,683.2

Stockholders' deficit
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	433.3	426.7
Accumulated deficit	(969.9)	(648.6)
Treasury stock at cost, 5.2 million shares in 2009 and 2008	(174.0)	(173.9)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(44.7)	(29.3)
Foreign currency translation adjustments	22.4	0.2
Unrecognized loss on derivatives	(4.6)	(11.4)
Total AAM stockholders' deficit	(736.9)	(435.7)
Noncontrolling interest in subsidiaries	0.9	0.2
Total stockholders’ deficit	(736.0)	(435.5)
Total liabilities and stockholders' deficit	$1,920.6	$2,247.7

                 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,
	2009	2008
	(in millions)
Operating activities
Net loss	$(321.3)	$(671.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	72.5	112.6
Asset impairments and related indirect inventory obsolescence	151.7	294.8
Deferred income taxes	(1.3)	29.2
Stock-based compensation	7.5	5.5
Pensions and other postretirement benefits, net of contributions	(18.8)	38.0
Loss (gain) on retirement of equipment	0.8	(1.5)
Changes in operating assets and liabilities
Accounts receivable	128.4	(5.7)
AAM-GM Agreement receivable	60.0	-
Inventories	6.6	5.6
Accounts payable and accrued expenses	(121.2)	95.1
Other assets and liabilities	8.7	21.8
Net cash used in operating activities	(26.4)	(75.9)

Investing activities
Purchases of property, plant and equipment	(79.6)	(66.9)
Payments of deposits for acquisition of property and equipment	(1.4)	-
Proceeds from sale of equipment	0.5	2.3
Investment in joint venture	(10.2)	-
Redemption of short-term investments	66.0	-
Net cash used in investing activities	(24.7)	(64.6)

Financing activities
Net borrowings under revolving credit facilities	125.1	7.6
Payments of debt and capital lease obligations	(4.9)	(6.9)
Debt issuance costs	(2.7)	-
Proceeds from issuance of long-term debt	3.4	7.2
Repurchase of treasury stock	(0.1)	(0.1)
Employee stock option exercises	-	0.7
Tax benefit on stock option exercises	-	0.2
Dividends paid	-	(16.2)
Net cash provided by (used in) financing activities	120.8	(7.5)

Effect of exchange rate changes on cash	3.9	0.5

Net increase (decrease) in cash and cash equivalents	73.6	(147.5)

Cash and cash equivalents at beginning of period	198.8	343.6

Cash and cash equivalents at end of period	$272.4	$196.1

Supplemental cash flow information
Interest paid	$38.0	$31.8
Income taxes paid, net of refunds	$2.8	$2.1

             See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Effect of New Accounting Standards  On January 1, 2009, we adopted FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 was effective for us retrospectively on January 1, 2009.  In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle has been retrospectively applied to all prior periods presented herein.

We have presented the effects of the adoption of FSP No. EITF 03-6-1 for the inclusion of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of EPS for the three and six months ended June 30, 2009 and June 30, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings (loss) per share (EPS)	As calculated prior to FSP No. EITF 03-6-1	Adjustments	As reported
for the three months ended June 30, 2009	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(288.6)	$-	$(288.6)
Denominators
Basic shares outstanding	51.7	3.8	55.5
Diluted shares outstanding	51.7	3.8	55.5
Basic EPS	$(5.58)	$0.38	$(5.20)
Diluted EPS	$(5.58)	$0.38	$(5.20)

Earnings (loss) per share (EPS)	As calculated prior to FSP No. EITF 03-6-1	Adjustments	As reported
for the six months ended June 30, 2009	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(321.3)	$-	$(321.3)
Denominators
Basic shares outstanding	51.7	3.8	55.5
Diluted shares outstanding	51.7	3.8	55.5
Basic EPS	$(6.22)	$0.43	$(5.79)
Diluted EPS	$(6.22)	$0.43	$(5.79)

Earnings (loss) per share (EPS)	As originally reported	Adjustments	As adjusted and reported
for the three months ended June 30, 2008	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(644.3)	$-	$(644.3)
Denominators
Basic shares outstanding	51.6	2.6	54.2
Diluted shares outstanding	51.6	2.6	54.2
Basic EPS	$(12.49)	$0.60	$(11.89)
Diluted EPS	$(12.49)	$0.60	$(11.89)

Earnings (loss) per share (EPS)	As originally reported	Adjustments	As adjusted and reported
for the six months ended June 30, 2008	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(671.3)	$-	$(671.3)
Denominators
Basic shares outstanding	51.6	2.3	53.9
Diluted shares outstanding	51.6	2.3	53.9
Basic EPS	$(13.01)	$0.56	$(12.45)
Diluted EPS	$(13.01)	$0.56	$(12.45)

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  We adopted the provisions of FSP No. FAS 157-2 on January 1, 2009 and it did not have a material impact on our financial statements.

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

 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which expands the frequency of fair value disclosures for publicly traded entities about the fair value of certain financial instruments not recognized at fair value in the statement of financial position to include interim reporting periods.  We adopted FSP No. FAS 107-1 and APB 28-1 in the second quarter of 2009 and we have included the expanded disclosures accordingly.

         In May 2009, the FASB issued Statement No. 165 (SFAS 165), “Subsequent Events.”  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  We adopted SFAS 165 in the second quarter of 2009 and we have included the required disclosure accordingly.

2.	SIGNIFICANT RISKS AND UNCERTAINTIES

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business.  We are currently working with key stakeholders on various commercial agreements and financing arrangements (including amendments to existing credit agreements) that would result in a comprehensive, long-term solution outside of bankruptcy.  However, there can be no assurance that we will be successful in reaching agreements with these parties and avoid filing for bankruptcy protection.

As of June 30, 2009, we were not in compliance with certain covenants in our Revolving Credit Facility agreement.  Accordingly, on June 30, 2009, we entered into a waiver and amendment to the Credit Agreement dated as of January 9, 2004, as amended and restated as of November 7, 2008.  The waiver and amendment, among other things, provides a waiver through July 30, 2009 of the financial covenants relating to secured indebtedness leverage and interest coverage as well as a waiver of the collateral coverage requirement of the Revolving Credit Facility.  During the waiver period, we are required to maintain a daily minimum liquidity of $100 million and will be limited in our ability to incur, refinance or prepay certain debt, make investments, and make restricted payments.  On July 29, 2009, the waiver was extended through August 20, 2009, subject to certain terms and conditions described in Note 16 - Subsequent Event.

If we are unable to further extend the waiver period or amend these agreements, our lenders under the Revolving Credit Facility can terminate their lending commitments under the Revolving Credit Facility and declare the loans outstanding, along with accrued interest, to become immediately due and payable.  If the lenders under the Revolving Credit Facility declare the loans thereunder immediately due and payable, this would permit the lenders under the Term Loan and the lenders under certain foreign credit facilities to accelerate and call their respective loans.  Acceleration of the Revolving Credit Facility and/or the Term Loan would also be an event of default under the 7.875% Notes and 5.25% Notes, which would give the holders of 25% of these Notes or the trustee for these Notes the right to accelerate payment of principal and accrued interest on these Notes 30 days after the Company receives written notice from them.  Given the uncertainties surrounding our ability to modify our existing debt agreements with our lenders, and the consequences of our inability to amend these agreements or obtain an additional waiver of the covenant violations, we may be unable to continue as a going concern.  Our condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities.

In 2008, and continuing in 2009, the domestic automotive industry experienced a severe downturn.  The collapse of the U.S. housing market, the global financial crisis, a lack of available consumer credit and financing options, rising unemployment, exceptionally low consumer confidence and wildly fluctuating fuel and commodity prices, among other factors, combined to result in a sudden and major drop in industry production and sales volumes.  These difficult market conditions have exacerbated the financial pressure on the entire domestic automotive industry, and especially the domestic OEMs.

On June 1, 2009, GM filed for bankruptcy protection in the U.S. Southern District of New York.  Post-bankruptcy GM (New GM) was purchased out of bankruptcy on July 10, 2009.  Our sales to GM were approximately 76% of our total net sales for the six months ended June 30, 2009.  We have collected substantially all of our pre-bankruptcy receivables from GM and we do not anticipate collection issues with any subsequent receivable balances.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the 1994 Asset Purchase Agreement between GM and AAM, GM agreed to share proportionally in the cost of postretirement healthcare for eligible retirees based on the length of service an associate had with AAM and GM.  The GM postretirement cost sharing asset reflects the portion of the obligation expected to be received from GM under this cost sharing agreement.  We believe that New GM will honor the obligation to AAM under the postretirement cost sharing agreement and, accordingly, we have not recorded a loss on the potential inability to recover this asset in full as of June 30, 2009.

AAM and New GM continue to negotiate final terms for the assumption by New GM of certain contracts and definitive contract terms.

On April 30, 2009, Chrysler filed for bankruptcy protection in the U.S. Southern District of New York.  Post-bankruptcy Chrysler (New Chrysler) was purchased out of bankruptcy on June 10, 2009.  Our sales to Chrysler were approximately 9% of our total net sales for the six months ended June 30, 2009.  We have collected substantially all of our pre-bankruptcy receivables from Chrysler and we do not anticipate collection issues with any subsequent receivable balances.

In the second quarter of 2009, GM began their extended summer production shutdown for many of the facilities we support.  Chrysler also temporarily idled their manufacturing operations for a significant portion of the second quarter through its exit from bankruptcy.  The extended production shutdowns at GM and Chrysler significantly reduced production volumes, revenues and gross profit in the second quarter of 2009 and will continue to adversely affect our production volumes, revenues and gross profit in the third quarter of 2009.

Significant risks and uncertainties continue to exist regarding general economic conditions, the health of the global and domestic automotive industry and the viability of our major customers.  We have made adjustments to our business plan, global manufacturing footprint and cost structure to adapt to lower industry production volumes, improve our liquidity position and diversify our customer base and revenue concentrations.  We will continue to monitor the significant risks and uncertainties that exist and will react appropriately.

3.	RESTRUCTURING ACTIONS

In the six months ended June 30, 2009, we incurred restructuring charges related to one-time termination benefits, asset impairments, indirect inventory obsolescence, contract related costs and other ongoing restructuring actions.

A summary of the restructuring related activity for the six months ended June 30, 2009 is shown below (in millions):

	One-time		Indirect		Contract	Other
	Termination	Asset	Inventory	Environmental	Related	Restructuring
	Benefits	Impairments	Obsolescence	Obligations	Costs	Actions	Total
Accrual as of December 31, 2008	$42.1	$-	$-	$0.4	$5.3	$-	$47.8
Charges	5.7	147.8	3.9	0.2	21.1	7.6	186.3
Cash utilization	(35.0)	-	-	-	(1.6)	(6.5)	(43.1)
Non-cash utilization	-	(147.8)	(3.9)	-	-	-	(151.7)
Accrual adjustments	0.8	-	-	-	-	-	0.8
Accrual as of June 30, 2009	$13.6	$-	$-	$0.6	$24.8	$1.1	$40.1

One-time Termination Benefits  In 2009, we have reduced our worldwide salaried workforce by approximately 500 positions.  We recorded expense of $5.7 million in the six months ended June 30, 2009 in connection with the estimated postemployment benefits provided to certain associates in the U.S. and various statutory requirements for our foreign locations.

Asset Impairments  In the second quarter of 2009, we identified the following impairment indicators:

•
new capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans, including extended production shutdowns, for many of the programs we currently support; and

•
changes in our operating plans, including the idling and consolidation of a significant portion of our Detroit Manufacturing Complex, made necessary by extended production shutdowns, and other program delays and sourcing decisions taken by our customers in the second quarter of 2009.

 We recorded asset impairment charges of $147.8 million in the second quarter of 2009 associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” as of June 30, 2009 to their estimated fair value.

Indirect Inventory Obsolescence  As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain indirect inventory was determined to be obsolete.  We recorded a charge of $3.9 million in the second quarter of 2009, related to the write down of the net book value of these assets to their estimated net realizable value at June 30, 2009.

Contract Related Costs  Contract related costs recorded in the second quarter of 2009 of $21.1 million related to the estimated fair value of obligations for leased assets that were permanently idled in the second quarter of 2009.

Other In the first six months of 2009, we incurred $7.6 million of charges related to the redeployment of assets to support capacity utilization initiatives and other related activities.

We expect to make payments of approximately $15 million in the second half of 2009, $10 million in 2010 and 2011 and $5 million in 2012 related to this restructuring accrual.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	BUYDOWN PROGRAM

In the third quarter of 2008, we recorded expense of $51.9 million for the estimated amount of total Buydown Program (BDP) payments related to permanently idled UAW-represented associates throughout the term of the 2008 labor agreements at our original U.S. locations.  This represented management’s best estimate of the portion of the total BDP payments that would not result in a future benefit to AAM.

Due to new capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans and changes in our operating plans in the second quarter of 2009, we increased the estimated number of UAW-represented associates at our original U.S. locations that we expect to be permanently idled throughout the term of the 2008 labor agreements or to voluntarily elect to accelerate their remaining buydown payments and terminate employment.  As a result of this change in estimate, we recorded expense of $22.5 million in the second quarter of 2009, which represents the estimated additional BDP payments that will not result in a future benefit to AAM.

5.	INVENTORIES

We state our inventories at the lower of cost or market.  The cost of worldwide inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:
	June 30,	December 31,
	2009	2008
	(in millions)

Raw materials and work-in-progress	$114.3	$116.9
Finished goods	23.2	22.8
Gross inventories	137.5	139.7
Other inventory valuation reserves	(34.3)	(28.3)
Inventories, net	$103.2	$111.4

6.	DEBT

Debt consists of the following:
	June 30,	December 31,
	2009	2008
	(in millions)

Revolving Credit Facility	$427.5	$295.0
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	0.4	0.4
Term Loan	250.0	250.0
Foreign credit facilities	34.0	36.9
Capital lease obligations	7.8	7.8
Debt	1,269.5	1,139.9
Less: Current portion of long-term debt	1,248.0	-
Long-term debt	$21.5	$1,139.9

The Revolving Credit Facility provides up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.  The Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At June 30, 2009, we had $0.9 million available under the Revolving Credit Facility.  This availability reflects a reduction of $48.5 million for standby letters of credit issued against the facility.

As a result of the uncertainties discussed in Note 2 – Significant Risks and Uncertainties, we have classified our obligations related to the Revolving Credit Facility, 7.875% Notes, 5.25% Notes, Term Loan and certain foreign credit facilities and capital leases as current portion of long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2009.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2009, $34.1 million was outstanding under these facilities and an additional $17.1 million was available.

The weighted-average interest rate of our debt outstanding at June 30, 2009 was 6.7% and 7.0% as of December 31, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.      INVESTMENT IN JOINT VENTURE

 In the first quarter of 2009, we formed a joint venture with Hefei Automobile Axle Co, Ltd., a subsidiary of Anhui Jianghuai Automobile Group Co, Ltd. (JV).  Each party owns 50 percent of the JV, and we will account for the JV using the equity method.  We recorded the initial investment in the JV of $10.2 million at cost, and adjusted the carrying amount of the investment to recognize our proportionate share of the earnings of the JV.  Our investment is classified as other assets and deferred charges on our Condensed Consolidated Balance Sheet.

8.  FAIR VALUE

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

 Financial instruments  The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of June 30, 2009, are as follows (in millions):

Balance Sheet Classification	Fair Value	Input
Cash equivalents	$150.1	Level 2
Short-term investments	11.1	Level 2
Accrued expenses and other current liabilities
Currency forward contracts	3.1	Level 2

The carrying value of our cash, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term maturities of these instruments.  The carrying value of our borrowings under the foreign credit facilities approximates their fair value due to the frequent resetting of the interest rates.  We estimated the fair value of the amounts outstanding on our debt as of June 30, 2009, using available market information and other observable data, to be as follows (in millions):

	Fair Value	Input
Revolving Credit Facility	$226.6	Level 2
Term Loan	147.5	Level 2
7.875% Notes	90.0	Level 2
5.25% Notes	77.5	Level 2

Long-lived assets  In the second quarter of 2009, as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets.  In this analysis we utilized the income approach, which determines fair value through a discounted cash flow analysis based on the assumptions a market participant would use in pricing these assets.  Significant inputs used by management when determining the fair value of long-lived assets for impairment include general economic conditions, future expected production volumes, product pricing and cost estimates, working capital and capital investment requirements, discount rates and estimated liquidation values.

The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition (in millions):

	Fair Value Measurements using Level 3 Inputs	Asset impairment recorded in six months ended June 30, 2009
Balance Sheet Classification
Property, plant and equipment, net	$34.1	$72.6
Other assets and deferred charges	1.5	3.3

We were also required to measure the fair value of obligations for leased assets that were permanently idled in the second quarter of 2009.  Using level 3 inputs, we determined the fair value of these obligations by calculating the present value of future lease payments, adjusted for the effects of any prepaid or deferred items recognized under the lease, using a credit adjusted risk-free rate.  We recorded $5.9 million of these obligations as accrued expenses and other current liabilities and $15.2 million of these obligations as postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2009.

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of June 30, 2009, we have forward contracts outstanding with a notional amount of $19.2 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.

In the three and six months ended June 30, 2009, we reclassified $2.2 million and $4.6 million, respectively, of existing net derivative losses into net loss from accumulated other comprehensive income (loss).  We include the gain or loss on the hedged items attributable to this hedged risk in cost of goods sold on our Condensed Consolidated Statement of Operations.  We expect to reclassify existing net losses of approximately $3 million from accumulated other comprehensive income (loss) to net loss during the next twelve months.

Interest rate hedges  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2009, no interest rate hedges were in place.  In 2008, we terminated our interest rate hedge with a notional amount of $200.0 million that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  We continue to reclassify losses from this interest rate hedge into earnings.  In the three and six months ended June 30, 2009, we reclassified $0.7 million and $1.4 million of existing net derivative losses into net loss from accumulated other comprehensive income (loss), respectively.  We include the gain or loss on the hedged items attributable to this hedged risk in interest expense on our Condensed Consolidated Statement of Operations.  We expect to reclassify existing net losses of approximately $2 million from accumulated other comprehensive income (loss) to net loss during the next twelve months.

10.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost consist of the following:
	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$1.4	$3.9	$2.7	$8.1
Interest cost	8.9	9.5	17.8	18.9
Expected asset return	(7.5)	(10.2)	(15.4)	(20.4)
Amortized loss	0.2	0.3	0.6	0.5
Amortized prior service cost	-	0.3	-	0.8
Curtailment	0.2	6.0	(1.8)	6.0
Special and contractual termination benefits	2.1	27.1	2.5	27.1
Net periodic benefit cost	$5.3	$36.9	$6.4	$41.0

	Other Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$0.7	$3.5	$1.4	$8.0
Interest cost	4.6	6.4	9.2	13.8
Amortized loss	(0.7)	-	(1.2)	-
Amortized prior service credit	(1.6)	(1.6)	(3.3)	(2.4)
Settlement	-	(9.4)	-	(9.4)
Curtailment	(17.4)	(16.1)	(20.5)	(16.1)
Special and contractual termination benefits	(0.7)	9.8	(0.7)	9.8
Net periodic benefit cost (credit)	$(15.1)	$(7.4)	$(15.1)	$3.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         We recorded a net gain of $17.2 million and $22.3 million for the curtailment of certain pension and other postretirement benefits in the three and six months ended June 30, 2009, respectively.  These curtailments relate to UAW-represented associates who participated in attrition programs in 2008 but did not terminate employment with AAM until 2009, UAW-represented associates who terminated employment in 2009 by electing to accelerate their remaining buydown payments and a reduction in our salaried workforce.  We completed remeasurements of the assets and liabilities of our U.S. pension and OPEB plans in conjunction with the curtailments.  These remeasurements resulted in an increase in postretirement and other long-term liabilities of $14.2 million, an increase in the GM postretirement cost sharing asset of $5.7 million and an decrease in our accumulated other comprehensive loss of $8.5 million on our Condensed Consolidated Balance Sheet.  These net adjustments relate to changes in actuarial assumptions since the January 1, 2009 valuation of the assets and liabilities of our U.S. pension and OPEB plans.

 In addition, we increased postretirement benefits and other long-term liabilities and recorded expense of $1.4 million and $1.8 million for special and contractual termination benefits in the three and six months ended June 30, 2009, respectively.  This charge primarily relates to the voluntary salary retirement incentive plan benefits to be paid under our pension plans, net of an adjustment resulting from the closing agreement we signed with the International Association of Machinists in the second quarter of 2009.

 Our regulatory pension funding requirements in 2009 is approximately $20 million.  We expect our net cash outlay for other postretirement benefit obligations in 2009 to be approximately $15 million.

11.   PRODUCT WARRANTIES

         We record a liability for estimated warranty obligations at the dates our products are sold. These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims. We adjust the liability as necessary.  The following table provides a reconciliation of changes in the product warranty liability as of June 30, 2009 (in millions):

Balance as of January 1, 2009	$2.6
Accruals	0.1
Settlements	(0.1)
Adjustment to prior period accruals	(0.4)
Currency translation adjustments	0.2
Balance as of June 30, 2009	$2.4

12.  INCOME TAXES

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to adjust our effective tax rate each quarter to consistently estimate our annual effective tax rate.  APB No. 28 requires us to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Income tax expense was $6.5 million in the three months ended June 30, 2009 and $2.3 million in the first six months of 2009 as compared to $59.1 million in the second quarter of 2008 and $37.2 million in the first six months of 2008.  Our effective income tax rate was negative 2.3% in the second quarter of 2009 and negative 0.7% in the first six months of 2009 as compared to negative 10.1% in the second quarter of 2008 and negative 5.9% in the first six months of 2008.  Our income tax expense and effective tax rate for the three and six months ended June 30, 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses.  The effective tax rate in the three and six months ended June 30, 2008 includes the unfavorable tax adjustment related to the establishment of the full valuation allowance of $54.4 million against the net U.S. deferred tax assets.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2009	$45.8
Increase in prior year tax positions	2.4
Decrease in prior year tax positions	(0.1)
Increase in current year tax positions	0.1
Balance at June 30, 2009	$48.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  STOCK-BASED COMPENSATION

In the second quarter of 2009, we recorded $1.5 million of expense for the accelerated vesting of restricted stock, restricted stock units and stock options as a result of our salaried workforce reductions.

On January 6, 2009, we granted approximately 1.3 million shares of restricted stock with a grant-date fair value of $2.81.  The unearned compensation will be expensed over the vesting period of three years.  We also granted approximately 0.2 million stock options under our 1999 Stock Incentive Plan.  These options will be expensed over the vesting period, which is three years.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008
Expected volatility	64.32%	46.10%
Risk-free interest rate	2.07%	3.78%
Dividend yield	2.85%	6.20%
Expected life of options	8 years	8 years
Weighted-average grant-date fair value	$1.40	$2.67

14.   COMPREHENSIVE LOSS

 Comprehensive loss consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Net loss	$(288.6)	$(644.3)	$(321.3)	$(671.3)
Defined benefit plans, net of tax	(25.4)	73.7	(15.4)	81.1
Foreign currency translation adjustments, net of tax	22.0	9.9	22.4	13.4
Change in derivatives, net of tax	4.4	2.9	6.8	1.5
Comprehensive loss	$(287.6)	$(557.8)	$(307.5)	$(575.3)
Less: Comprehensive income attributable to the noncontrolling interest	-	-	(0.2)	-
Comprehensive loss attributable to AAM	$(287.6)	$(557.8)	$(307.7)	$(575.3)

15.    EARNINGS (LOSS) PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Numerator
Net loss attributable to AAM	$(288.6)	$(644.3)	$(321.3)	$(671.3)

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	55.5	54.2	55.5	53.9

Effect of dilutive securities
Dilutive stock-based compensation	-	-	-	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	55.5	54.2	55.5	53.9

Basic EPS	$(5.20)	$(11.89)	$(5.79)	$(12.45)

Diluted EPS	$(5.20)	$(11.89)	$(5.79)	$(12.45)

 Basic and diluted loss per share are the same as of June 30, 2008 because the effect of 1.6 million potentially dilutive shares would have been antidilutive.  There were no potentially dilutive shares as of June 30, 2009.

 Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 6.0 million at June 30, 2009 and 4.4 million at June 30, 2008.  The ranges of exercise prices related to the excluded exercisable stock options were $2.81 - $40.83 at June 30, 2009 and $19.54 - $40.83 at June 30, 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.   SUBSEQUENT EVENT

On July 29, 2009, we entered into an extension of the waiver and amendment, dated as of June 29, 2009 (the “Waiver and Amendment”) to the Credit Agreement dated as of January 9, 2004, as amended and restated as of November 7, 2008.  The waiver extension, among other things, extends the original waiver period termination date of July 30, 2009 to August 20, 2009.  The waiver extension continues to require us to maintain a daily minimum liquidity of $100 million and can be terminated under certain circumstances, including our inability to meet the minimum liquidity test for four consecutive business days or the payment of interest during the extension period on our outstanding notes.  Except for the foregoing, the Waiver and Amendment remains in effect.

We have evaluated and disclosed subsequent events through August 5, 2009, our filing date, as necessary.

17.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Operations
Three months ended, June 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Net sales
External	$-	$111.5	$133.9	$-	$245.4
Intercompany	-	5.4	15.0	(20.2)	0.2
Total net sales	-	116.9	148.9	(20.2)	245.6
Cost of goods sold	-	269.9	211.0	(20.2)	460.7
Gross loss	-	(153.0)	(62.1)	-	(215.1)
Selling, general and administrative expenses	-	43.5	2.0	-	45.5
Operating loss	-	(196.5)	(64.1)	-	(260.6)
Non-operating expense, net	-	(20.1)	(1.5)	-	(21.6)
Loss before income taxes	-	(216.6)	(65.6)	-	(282.2)
Income tax expense (benefit)	-	7.3	(0.8)	-	6.5
Loss from equity in subsidiaries	(288.6)	(69.8)	-	358.4	-
Net loss before royalties and dividends	(288.6)	(293.7)	(64.8)	358.4	(288.7)
Royalties and dividends	-	5.1	(5.1)	-	-
Net loss after royalties and dividends	(288.6)	(288.6)	(69.9)	358.4	(288.7)
Add: Net loss attributable to noncontrolling interest	-	-	0.1	-	0.1
Net loss attributable to AAM	$(288.6)	$(288.6)	$(69.8)	$358.4	$(288.6)
2008
Net sales
External	$-	$133.7	$356.8	$-	$490.5
Intercompany	-	10.0	15.3	(25.3)	-
Total net sales	-	143.7	372.1	(25.3)	490.5
Cost of goods sold	-	708.1	335.6	(25.3)	1,018.4
Gross profit (loss)	-	(564.4)	36.5	-	(527.9)
Selling, general and administrative expenses	-	44.2	0.7	-	44.9
Operating income (loss)	-	(608.6)	35.8	-	(572.8)
Non-operating income (expense), net	-	(12.8)	0.4	-	(12.4)
Income (loss) before income taxes	-	(621.4)	36.2	-	(585.2)
Income tax expense	-	57.2	1.9	-	59.1
Earnings (loss) from equity in subsidiaries	(644.3)	17.8	-	626.5	-
Net income (loss) before royalties and dividends	(644.3)	(660.8)	34.3	626.5	(644.3)
Royalties and dividends	-	16.5	(16.5)	-	-
Net income (loss) after royalties and dividends	(644.3)	(644.3)	17.8	626.5	(644.3)
Less: Net income attributable to noncontrolling interest	-	-	-	-	-
Net income (loss) attributable to AAM	$(644.3)	$(644.3)	$17.8	$626.5	$(644.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Six months ended, June 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Net sales
External	$-	$293.1	$354.7	$-	$647.8
Intercompany	-	13.0	43.4	(56.2)	0.2
Total net sales	-	306.1	398.1	(56.2)	648.0
Cost of goods sold	-	457.7	434.5	(56.2)	836.0
Gross loss	-	(151.6)	(36.4)	-	(188.0)
Selling, general and administrative expenses	-	84.6	4.7	-	89.3
Operating loss	-	(236.2)	(41.1)	-	(277.3)
Non-operating expense, net	-	(40.8)	(1.0)	-	(41.8)
Loss before income taxes	-	(277.0)	(42.1)	-	(319.1)
Income tax expense	-	1.6	0.7	-	2.3
Loss from equity in subsidiaries	(321.3)	(57.4)	-	378.7	-
Net loss before royalties and dividends	(321.3)	(336.0)	(42.8)	378.7	(321.4)
Royalties and dividends	-	14.7	(14.7)	-	-
Net loss after royalties and dividends	(321.3)	(321.3)	(57.5)	378.7	(321.4)
Add: Net loss attributable to noncontrolling interest	-	-	0.1	-	0.1
Net loss attributable to AAM	$(321.3)	$(321.3)	$(57.4)	$378.7	$(321.3)
2008
Net sales
External	$-	$423.3	$654.8	$-	$1,078.1
Intercompany	-	24.0	31.3	(55.3)	-
Total net sales	-	447.3	686.1	(55.3)	1,078.1
Cost of goods sold	-	1,040.0	608.6	(55.3)	1,593.3
Gross profit (loss)	-	(592.7)	77.5	-	(515.2)
Selling, general and administrative expenses	-	93.2	1.1	-	94.3
Operating income (loss)	-	(685.9)	76.4	-	(609.5)
Non-operating income (expense), net	-	(25.3)	0.7	-	(24.6)
Income (loss) before income taxes	-	(711.2)	77.1	-	(634.1)
Income tax expense	-	32.7	4.5	-	37.2
Earnings (loss) from equity in subsidiaries	(671.3)	43.3	-	628.0	-
Net income (loss) before royalties and dividends	(671.3)	(700.6)	72.6	628.0	(671.3)
Royalties and dividends	-	29.3	(29.3)	-	-
Net income (loss) after royalties and dividends	$(671.3)	$(671.3)	$43.3	$628.0	$(671.3)
Less: Net income attributable to noncontrolling interest	-	-	-	-	-
Net income (loss) attributable to AAM	$(671.3)	$(671.3)	$43.3	$628.0	$(671.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
June 30, 2009
Assets
Current assets
Cash and cash equivalents	$-	$36.3	$236.1	$-	$272.4
Short-term investments	-	4.7	6.4	-	11.1
Accounts receivable, net	-	12.4	47.2	-	59.6
Inventories, net	-	33.4	69.8	-	103.2
Prepaid expense and other current assets	-	11.6	35.7	-	47.3
Total current assets	-	98.4	395.2	-	493.6
Property, plant and equipment, net	-	274.8	665.5	-	940.3
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	271.2	67.7	-	338.9
Investment in subsidiaries	-	645.8	-	(645.8)	-
Total assets	$-	$1,290.2	$1,276.2	$(645.8)	$1,920.6
Liabilities and stockholders’ equity (deficit)
Current liabilities
Current portion of long-term debt	$0.4	$1,227.3	$20.3	$-	$1,248.0
Accounts payable	-	55.1	80.3	-	135.4
Accrued expenses and other current liabilities	-	186.1	43.3	-	229.4
Total current liabilities	0.4	1,468.5	143.9	-	1,612.8
Intercompany payable (receivable)	317.1	(715.1)	398.0	-	-
Long-term debt	-	-	21.5	-	21.5
Investment in subsidiaries obligation	419.4	-	-	(419.4)	-
Other long-term liabilities	-	956.2	66.1	-	1,022.3
Total liabilities	736.9	1,709.6	629.5	(419.4)	2,656.6
Total AAM stockholders’ equity (deficit)	(736.9)	(419.4)	645.8	(226.4)	(736.9)
Noncontrolling interest in subsidiaries	-	-	0.9	-	0.9
Total stockholders’ equity (deficit)	(736.9)	(419.4)	646.7	(226.4)	(736.0)
Total liabilities and stockholders’ equity (deficit)	$-	$1,290.2	$1,276.2	$(645.8)	$1,920.6

December 31, 2008
Assets
Current assets
Cash and cash equivalents	$-	$54.6	$144.2	$-	$198.8
Short-term investments	-	10.6	66.5	-	77.1
Accounts receivable, net	-	81.1	105.8	-	186.9
AAM-GM Agreement receivable	-	60.0	-	-	60.0
Inventories, net	-	18.8	92.6	-	111.4
Other current assets	-	29.7	31.4	-	61.1
Total current assets	-	254.8	440.5	-	695.3
Property, plant and equipment, net	-	393.8	670.4	-	1,064.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	295.7	44.7	-	340.4
Investment in subsidiaries	-	678.4	-	(678.4)	-
Total assets	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$121.7	$129.2	$-	$250.9
Accrued expenses and other current liabilities	-	194.7	72.1	-	266.8
Total current liabilities	-	316.4	201.3	-	517.7
Intercompany payable (receivable)	316.6	(624.3)	307.7	-	-
Long-term debt	0.4	1,094.9	44.6	-	1,139.9
Investment in subsidiaries obligation	118.7	-	-	(118.7)	-
Other long-term liabilities	-	954.4	71.2	-	1,025.6
Total liabilities	435.7	1,741.4	624.8	(118.7)	2,683.2
Total AAM stockholders’ equity (deficit)	(435.7)	(118.7)	678.4	(559.7)	(435.7)
Noncontrolling interest in subsidiaries	-	-	0.2	-	0.2
Total stockholders’ equity (deficit)	(435.7)	(118.7)	678.6	(559.7)	(435.5)
Total liabilities and shareholders’ equity (deficit)	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Operating activities
Net cash provided by (used in) operating activities	$-	$(60.3)	$33.9	$-	$(26.4)
Investing activities
Purchases of property, plant and equipment	-	(32.1)	(47.5)	-	(79.6)
Redemption of short-term investments	-	5.9	60.1	-	66.0
Investment in joint venture	-	-	(10.2)	-	(10.2)
Other investing activities	-	0.5	(1.4)	-	(0.9)
Net cash provided by (used in) investing activities	-	(25.7)	1.0	-	(24.7)
Financing activities
Net debt activity	-	132.5	(8.9)	-	123.6
Intercompany activity	0.1	(62.1)	62.0	-	-
Debt issuance costs	-	(2.7)	-	-	(2.7)
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Net cash provided by financing activities	-	67.7	53.1	-	120.8
Effect of exchange rate changes on cash	-	-	3.9	-	3.9
Net increase (decrease) in cash and cash equivalents	-	(18.3)	91.9	-	73.6
Cash and cash equivalents at beginning of period	-	54.6	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$36.3	$236.1	$-	$272.4

2008
Operating activities
Net cash provided by (used in) operating activities	$-	$(185.8)	$109.9	$-	$(75.9)
Investing activities
Purchases of property, plant and equipment	-	(24.7)	(42.2)	-	(66.9)
Proceeds from sale of equipment	-	1.0	1.3	-	2.3
Net cash used in investing activities	-	(23.7)	(40.9)	-	(64.6)
Financing activities
Net debt activity	-	-	7.9	-	7.9
Intercompany activity	16.3	0.8	(17.1)	-	-
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Employee stock option exercises,
including tax benefit	-	0.9	-	-	0.9
Dividends paid	(16.2)	-	-	-	(16.2)
Net cash provided by (used in) financing activities	-	1.7	(9.2)	-	(7.5)
Effect of exchange rate changes on cash	-	-	0.5	-	0.5
Net increase (decrease) in cash and cash equivalents	-	(207.8)	60.3	-	(147.5)
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$15.7	$180.4	$-	$196.1

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

We are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 76% of our total net sales in the first six months of 2009 as compared to 73% for the first six months of 2008 and 74% for the full-year 2008.

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

On June 1, 2009, GM filed for bankruptcy protection in the U.S. Southern District of New York.  Post-bankruptcy GM (New GM) was purchased out of bankruptcy on July 10, 2009.  AAM and New GM continue to negotiate final terms for the assumption by New GM of certain contracts and definitive contract terms, including the LPCs.

We are also the principal supplier of driveline system products for the Chrysler Group’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler were approximately 9% of our total net sales in the first six months of 2009 as compared to 12% for the first six months of 2008 and 10% for the full-year 2008.

On April 30, 2009, Chrysler filed for bankruptcy protection in the U.S. Southern District of New York.  Post-bankruptcy Chrysler (New Chrysler) was purchased out of bankruptcy on June 10, 2009.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM and Chrysler were 15% of our total net sales in the first six months of 2009 as compared to 16% in the first six months of 2008 and 16% for the full-year 2008.

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

In the second quarter of 2009, GM announced the extended summer production shutdown for many of their facilities we support.  In connection with its bankruptcy filing, Chrysler temporarily idled its manufacturing operations through its exit from bankruptcy.  We estimate that the extended production shutdowns at GM and Chrysler in the second quarter of 2009 adversely affected net sales by $203.6 million and gross loss by $65.7 million.  We currently estimate that the extended production shutdowns will reduce our third quarter of 2009 net sales by approximately $100 million and will adversely affect gross profit by approximately $30 million.

Significant risks and uncertainties continue to exist as it relates to general economic conditions, the health of the global and domestic automotive industry and the viability of our major customers.  We have made significant adjustments to our business plan, global manufacturing footprint and cost structure to adapt to lower industry production volumes, improve our liquidity position and diversify our customer base and revenue concentrations.  In the second quarter of 2009, we took restructuring actions that resulted in significant special charges, including asset impairments.  These special charges are discussed in “RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008.”  We will continue to monitor the significant risks and uncertainties that exist and will react appropriately.

As of June 30, 2009, we were not in compliance with certain covenants in our Revolving Credit Facility agreement.  We have entered into a waiver and amendment which has been extended through August 20, 2009.  See “LIQUIDITY AND CAPITAL RESOURCES – Financing Activities” for more detail.  We are currently working with key stakeholders on various commercial agreements and financing arrangements (including amendments to existing credit agreements) that would result in a comprehensive, long-term solution outside of bankruptcy.  However, there can be no assurance that we will be successful in reaching agreements with these parties and avoid filing for bankruptcy protection.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Net Sales  Net sales were $245.6 million in the second quarter of 2009 as compared to $490.5 million in the second quarter of 2008.

        As compared to the second quarter of 2008, our sales in the second quarter of 2009 reflect a decrease of approximately 54% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 75% in products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the impact of extended production shutdowns at GM and Chrysler, which is estimated at $203.6 million.  The decrease in sales also reflects deteriorating general economic conditions, the difficult market conditions in the automotive industry and the cancellation of GM’s mid-size SUV program.

On February 25, 2008, the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) called a strike at our original U.S. locations.  Sales in the second quarter of 2008 reflect the adverse impact of the International UAW strike, which was estimated at $274.9 million.

 Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 6.8% to $1,401 in the second quarter of 2009 as compared to $1,312 in the second quarter of 2008.  The increase is due to increased content on the GM full-size programs and mix shifts favoring full-size trucks and SUV programs.  Our 4WD/AWD penetration rate was 61.1% in the second quarter of 2009 as compared to 64.8% in the second quarter of 2008.  The decrease of the penetration rate in the second quarter of 2009 as compared to the second quarter of 2008 reflects the impact of the cancellation of GM’s mid-size SUV program.

Gross Loss Gross loss was $215.1 million in the second quarter of 2009 as compared to $527.9 million in the second quarter of 2008.  Gross margin was negative 87.6% in the second quarter of 2009 as compared to negative 107.6% in the second quarter of 2008.  The changes in gross loss and gross margin in the second quarter of 2009 as compared to the second quarter of 2008 reflects lower special charges, structural cost reductions resulting from the 2008 labor agreements with the International UAW and related capacity reduction initiatives.  The gross loss and gross margin in the second quarter of 2009 also includes the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $65.7 million.  In addition, the gross loss and gross margin in the second quarter of 2008 includes the adverse impact of the strike, which was estimated at $86.6 million.

Gross loss for the second quarter includes special charges and non-recurring operating costs, as shown below (in millions):

	2009	2008
Asset impairments, indirect inventory obsolescence and idled leased assets	$172.8	$329.9
U.S. hourly workforce and benefit reductions	(9.4)	137.3
Acceleration of Buydown Program (BDP) expense	22.5	-
Signing bonus	-	19.1
Supplemental unemployment benefits	-	18.0
U.S. salaried workforce reductions	0.7	6.1
Other	4.2	7.4
Total special charges and non-recurring operating costs	$190.8	$517.8

Asset Impairments, indirect inventory obsolescence and idled leased assets  In the second quarter of 2009, we identified the following impairment indicators:

•
new capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans, including extended production shutdowns, for many of the programs we currently support; and

•
changes in our operating plans, including the idling and consolidation of a significant portion of our Detroit Manufacturing Complex, made necessary by extended production shutdowns, and other program delays and sourcing decisions taken by our customers in the second quarter of 2009.

       We recorded asset impairment charges of $147.8 million in the second quarter of 2009 associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” as of June 30, 2009 to their estimated fair value.

As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain indirect inventory was determined to be obsolete.  We recorded a charge of $3.9 million in the second quarter of 2009 related to the write down of the net book value of these assets to their estimated net realizable value at June 30, 2009.

We also recorded a special charge of $21.1 million for the estimated fair value of obligations for leased assets that were permanently idled in the second quarter of 2009.

U.S. hourly workforce and benefit reductions  In the second quarter of 2009, we recorded a net gain of $14.2 million for the curtailment of certain pension and other postretirement benefits (OPEB).  These curtailments relate to UAW-represented associates at our original U.S. locations who have elected to accelerate their remaining BDP payments and terminate employment with AAM in 2009.   We also recorded $4.8 million in special charges related to ongoing attrition programs and related statutory benefits.

Acceleration of BDP expense  We recorded a special charge of $22.5 million in the second quarter of 2009 for the acceleration of BDP expense.  This acceleration relates to revised estimates of the number of UAW-represented associates at our original locations that are expected to be permanently idled throughout the term of the 2008 labor agreements or to voluntarily elect to accelerate their remaining payments and terminate employment.

U.S. salaried workforce reductions  In the second quarter of 2009, we recorded net special charges of $0.7 million related to U.S. salaried workforce reductions.  This includes a charge of $3.7 million, primarily related to special termination benefits for associates who accepted the voluntary salaried retirement incentive program in the second quarter of 2009, and a gain of $3.0 million for the curtailment of certain pension and OPEB related to these salaried workforce reductions.

Other  Other special charges and nonrecurring operating costs were $4.2 million in the second quarter of 2009.  This primarily includes charges related to plant closure costs, the redeployment of assets to support capacity utilization initiatives and estimated postemployment benefits to be paid to associates in our European operations.

 Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $45.5 million or 18.5% of net sales in the second quarter of 2009 as compared to $44.9 million or 9.1% of net sales in the second quarter of 2008.  SG&A includes special charges related to salaried workforce reductions of $1.0 million and $3.4 million in the second quarter of 2009 and 2008, respectively.  R&D was $17.0 million in the second quarter of 2009 as compared to $21.9 million in the second quarter of 2008.

Operating Loss  Operating loss was $260.6 million in the second quarter of 2009 as compared to $572.8 million in the second quarter of 2008.  Operating margin was negative 106.1% in the second quarter of 2009 as compared to negative 116.8% in the second quarter of 2008.  The changes in operating loss and operating margin were due to factors discussed in Gross Loss and SG&A above.

Interest Expense Interest expense was $19.6 million in the second quarter of 2009 as compared to $15.1 million in the second quarter of 2008.  The increase in interest expense reflects higher average outstanding borrowings in the second quarter of 2009 as compared to the second quarter of 2008.

 Investment Income  Investment income was $0.9 million in the second quarter of 2009 as compared to $1.6 million in the second quarter of 2008.  The decrease in investment income is a result of lower average interest rates earned on cash and cash equivalents in the second quarter of 2009 as compared to the second quarter of 2008.

 Other Income (Expense), net Other income (expense), net, which includes the net effect of foreign exchange gains and losses, was expense of $2.8 million in the second quarter of 2009 as compared to income of $1.1 million in the second quarter of 2008.

 Income Tax Expense  Income tax expense was $6.5 million in the second quarter of 2009 as compared to $59.1 million in the second quarter of 2008.  Our effective income tax rate was negative 2.3% in the second quarter of 2009 as compared to negative 10.1% in the second quarter of 2008.  Our income tax expense and effective tax rate in the second quarter of 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses.  The income tax expense and effective tax rate in the second quarter of 2008 includes the unfavorable tax adjustment related to the establishment of the full valuation allowance of $54.4 million against the net U.S. deferred tax assets.

Net Loss Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net loss attributable to AAM was $288.6 million in the second quarter of 2009 as compared to a loss of $644.3 million in the second quarter of 2008.  Diluted EPS was a loss of $5.20 in the second quarter of 2009 as compared to a loss of $11.89 in the second quarter of 2008.  Net loss attributable to AAM and EPS for the second quarters of 2009 and 2008 were primarily impacted by the factors discussed in Net Sales, Gross Loss, Interest Expense and Income Tax Expense above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Net Sales  Net sales were $648.0 million in the first six months of 2009 as compared to $1,078.1 million in the first six months of 2008.

As compared to the first six months of 2008, our sales in the first six months of 2009 reflect a decrease of approximately 38% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 82% in products supporting GM’s mid-size light truck and SUV programs.  These decreases reflect the impact of extended production shutdowns at GM and Chrysler which is estimated at $203.6 million.  The decrease in sales also reflects deteriorating general economic conditions, the difficult market conditions in the automotive industry and the cancellation of GM’s mid-size SUV program.  We estimate the adverse impact of the International UAW strike on net sales in the first six months of 2008 was $414.0 million.

  Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 7.3% to $1,416 in the first six months of 2009 as compared to $1,320 in the first six months of 2008.  The increase is due primarily to mix shifts favoring full-size trucks and SUV programs.  Our 4WD/AWD penetration rate was 61.6% in the first six months of 2009 as compared to 65.4% in the first six months of 2008.  The decrease of the penetration rate in the first six months of 2009 as compared to the first six months of 2008 reflects the impact of the cancellation of GM’s midsize SUV program.

Gross Loss  Gross loss was $188.0 million in the first six months of 2009 as compared to $515.2 million in the first six months of 2008.  Gross margin was negative 29.0% in the first six months of 2009 as compared to negative 47.8% in the first six months of 2008.  The change in gross loss and gross margin in the first six months of 2009 as compared to the first six months of 2008 reflects lower special charges, structural cost reductions resulting from the 2008 labor agreements with the International UAW and related capacity reduction initiatives.  The gross loss and gross margin in the first six months of 2009 also includes the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $65.7 million.  In addition, the gross loss and gross margin in the first six months of 2008 includes the impact of the International UAW strike, which is estimated at $129.4 million.

Gross loss for the six months ended June 30 includes special charges and non-recurring operating costs, as shown below (in millions):

	2009	2008
Asset impairments, indirect inventory obsolescence and idled leased assets	$172.8	$329.9
U.S. hourly workforce and benefit reductions	(5.4)	137.3
Acceleration of BDP expense	22.5	-
U.S. salaried workforce reductions	4.2	6.1
Signing bonus	-	19.1
Supplemental unemployment benefits	-	18.0
Other	9.0	10.9
Total special charges and non-recurring operating costs	$203.1	$521.3

See RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008 for further discussion on these special charges and other non-recurring operating costs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $89.3 million or 13.8% of net sales in the first six months of 2009 as compared to $94.3 million or 8.7% of net sales in the first six months of 2008.  The decrease in SG&A in the first six months of 2009 is a result of structural cost reduction efforts.  SG&A includes special charges of $2.0 million and $3.4 million related to salaried workforce reductions in the first six months of 2009 and 2008, respectively.  R&D was $35.7 million in the first six months of 2009 as compared to $42.1 million in the first six months of 2008.

Operating Loss  Operating loss was $277.3 million in the first six months of 2009 as compared to $609.5 million in the first six months of 2008.  Operating margin was negative 42.8% in the first six months of 2009 as compared to negative 56.5% in the first six months of 2008.  The changes in operating loss and operating margin were due to the factors discussed in Gross Loss and SG&A above.

Interest Expense  Interest expense was $40.1 million in the first six months of 2009 as compared to $30.4 million in the first six months of 2008.  The increase in interest expense reflects higher average outstanding borrowings in the first six months of 2009 as compared to the first six months of 2008.

Investment Income  Investment income was $2.0 million in the first six months of 2009 as compared to $4.2 million in the first six months of 2008.  The decrease in investment income is a result of lower average interest rates earned on cash and cash equivalents in the first six months of 2009 as compared to the first six months of 2008.

Other Income (Expense), net Other income (expense), net, which includes the net effect of foreign exchange gains and losses, was expense of $3.7 million in the first six months of 2009 as compared to income of $1.6 million in the first six months of 2008.

Income Tax Expense  Income tax expense was $2.3 million in the first six months of 2009 as compared to $37.2 million in the first six months of 2008.  Our effective income tax rate was negative 0.7% in the first six months of 2009 as compared to negative 5.9% in the first six months of 2008.  Our income tax expense and effective tax rate in the first six months of 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses.  The income tax expense and effective tax rate in the first six months of 2008 includes the unfavorable tax adjustment related to the establishment of the full valuation allowance of $54.4 million against the net U.S. deferred tax assets.

Net Loss Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net loss attributable to AAM was $321.3 million in the first six months of 2009 as compared to $671.3 million in the first six months of 2008.  Diluted earnings (loss) per share was a loss of $5.79 in the first six months of 2009 as compared to a loss of $12.45 in the first six months of 2008.  Net loss attributable to AAM and EPS for the first six months of 2009 and 2008 were primarily impacted by the factors discussed in Net Sales, Gross Loss, Interest Expense and Income Tax Expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, working capital investments and capital expenditures.  We also need to fund buydown payments and ongoing attrition programs included in the 2008 labor agreements with the International UAW.

Operating Activities  Net cash used in operating activities was $26.4 million in the first six months of 2009 as compared to net cash used in operating activities of $75.9 million in the first six months of 2008.  The decrease in cash used in operating activities primarily reflects changes in working capital.

We estimate the adverse impact of the extended production shutdowns on our cash flow from operating activities to be in the range of $30 million to $35 million in the second quarter of 2009.  As we resume normal production levels, we expect the adverse impact of the extended production shutdowns on our cash flow from operating activities to be in the range of $60 million to $65 million in the third quarter of 2009.

We have received substantially all of our pre-bankruptcy accounts receivable from GM and Chrysler.  We do not anticipate collection issues with any post-bankruptcy accounts receivable balances.

See below for more detail on significant factors related to our cash flow from operations.

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

        Cash paid for special charges  In the first six months of 2009, we made cash payments of $51.7 million for special charges compared to $43.5 million in the first six months of 2008.  These cash payments primarily related to hourly and salaried workforce reductions.

We expect to make payments of approximately $15 million in the second half of 2009, $10 million in 2010 and 2011 and $5 million in 2012 related to our restructuring accrual of $40.1 million as of June 30, 2009.

Pursuant to the 2008 labor agreements, UAW-represented associates at our original U.S. locations who are indefinitely laid off for 30 days have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  We have made $3.7 million of accelerated BDP payments in the first six months of 2009.  We expect BDP payments to be in the range of $60 million and $75 million in the second half of 2009.  This includes the second lump-sum payment to be made to active associates in August 2009, as well as additional payments to associates who elect to accelerate their remaining BDP payments and terminate employment.  As of the date of this filing, approximately 750 associates have elected the BDP acceleration option but were not paid as of June 30, 2009.

Pension and Other Postretirement Benefits  (OPEB)  Our regulatory pension funding requirement in 2009 is approximately $20 million.  We expect our net cash outlay for other postretirement benefit obligations in 2009 to be approximately $15 million.

As a result of UAW-represented associates electing to accelerate their remaining BDP payments and terminate their employment with AAM subsequent to June 30, 2009, we expect to record a net curtailment gain in the third quarter of 2009.  The amount of this curtailment gain will be dependent on the number of additional associates that elect their acceleration option as well as the actuarial assumptions that will be used in the remeasurement of the assets and liabilities of the U.S. hourly pension and OPEB plans on the measurement date.

Pursuant to the 1994 Asset Purchase Agreement between GM and AAM, GM agreed to share proportionally in the cost of postretirement healthcare for eligible retirees based on the length of service an associate had with AAM and GM.  The GM postretirement cost sharing asset reflects the portion of the obligation expected to be received from GM under this cost sharing agreement.  We believe that New GM will honor the obligation to AAM under the postretirement cost sharing agreement and, accordingly, we have not recorded a loss on the potential inability to recover this asset in full as of June 30, 2009.

Investing Activities  Capital expenditures were $79.6 million in the first six months of 2009 as compared to $66.9 million in the first six months of 2008.  We expect our capital spending in 2009 to be in the range of $140 million to $150 million.  These expenditures continue to support the future launch of new vehicle programs within our new business backlog and the expansion of our global manufacturing footprint.

In 2008, certain money-market and other similar funds that we invest in temporarily suspended redemptions.  We received $66.0 million of redemptions in the first six months of 2009.

In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  We made an investment of $10.2 million related to the formation of this JV.

Financing Activities  Net cash provided by financing activities was $120.8 million in the first six months of 2009 as compared to $7.5 million in the first six months of 2008.  Total debt outstanding increased $129.6 million in the first six months of 2009 to $1,269.5 million as compared to $1,139.9 million at year-end 2008.

 The Revolving Credit Facility provides up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.  At June 30, 2009, we had $0.9 million available under the Revolving Credit Facility.  This availability reflects a reduction of $48.5 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At June 30, 2009, $34.1 million was outstanding and $17.1 million was available under such agreements.

As of June 30, 2009, we were not in compliance with certain covenants in our Revolving Credit Facility agreement.  Accordingly, on June 30, 2009, we entered into a waiver and amendment to the Credit Agreement dated as of January 9, 2004, as amended and restated as of November 7, 2008.  The waiver and amendment, among other things, provides a waiver through July 30, 2009 of the financial covenants relating to secured indebtedness leverage and interest coverage as well as a waiver of the collateral coverage requirement of the Revolving Credit Facility.  On July 29, 2009, we entered into an extension of the waiver and amendment to the Credit Agreement, dated as of January 9, 2004 as amended and restated as of November 7, 2008.  During the extended waiver period, we are required to maintain a daily minimum liquidity of $100 million and will be limited in our ability to incur, refinance or prepay certain debt, make investments, and make restricted payments.  The extended waiver can be terminated under certain circumstances, including our inability to meet the minimum liquidity test for four consecutive business days or the payment of interest during the extension period on our outstanding notes.

If we are unable to extend the waiver period or amend these agreements, our lenders under the Revolving Credit Facility can terminate their lending commitments under the Revolving Credit Facility and declare the loans outstanding, along with accrued interest, to become immediately due and payable.  If the lenders under the Revolving Credit Facility declare the loans thereunder immediately due and payable, this would permit the lenders under the Term Loan and the lenders under certain foreign credit facilities to accelerate and immediately call their respective loans.  Acceleration of the Revolving Credit Facility would also be an event of default under the 7.875% Notes and 5.25% Notes, which would give the holders of these Notes the right to accelerate payment of principal and accrued interest on these Notes 30 days after the Company receives written notice from them.  Given the uncertainties surrounding our ability to modify our existing debt agreements with our lenders, and the consequences of our inability to amend these agreements or obtain an additional waiver of the covenant violations as of June 30, 2009, we may be unable to continue as a going concern.

We paid debt issuance costs of $2.7 million associated with the waiver and amendment of our Revolving Credit Facility.

As a result of the uncertainties discussed above, we have classified our obligations related to the Revolving Credit Facility, 7.875% Notes, 5.25% Notes, Term Loan and certain foreign credit facilities and capital leases as current portion of long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2009.

The weighted-average interest rate of our long-term debt outstanding in the first six months of 2009 was 6.9% as compared to 7.2% for the year ended December 31, 2008.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first six months of 2009, and we do not expect such expenditures to be significant for the remainder of 2009.

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

       In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This staff position notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  We adopted FSP No. EITF 03-6-1 retrospectively on January 1, 2009.  Adoption of this staff position increased basic and diluted shares outstanding by 3.8 million shares for the three months ended June 30, 2009 and 2.6 million shares for the three months ended June 30, 2008.  Adoption of this staff position increased basic and diluted shares outstanding by 3.8 million shares for the six months ended June 30, 2009 and 2.3 million shares for the six months ended June 30, 2008.

       In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which expands the frequency of fair value disclosures for publicly traded entities about the fair value of certain financial instruments not recognized at fair value in the statement of financial position to include interim reporting periods.  We adopted FSP No. FAS 107-1 and APB 28-1 in the second quarter of 2009 and we have included the expanded disclosures accordingly.

        In May 2009, the FASB issued Statement No. 165 (SFAS 165), “Subsequent Events.”  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  We adopted SFAS 165 in the second quarter of 2009 and we have included the required disclosure accordingly.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  At June 30, 2009, we had currency forward contracts with a notional amount of $19.2 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $2 million at June 30, 2009.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2009, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at June 30, 2009) on our long-term debt outstanding at June 30, 2009 would be approximately $7 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2009, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2008 (“Form 10-K”).

We will need to obtain an additional waiver extension and/or amendment to our Revolving Credit Facility by August 20, 2009, and if an extension and/or amendment or waiver is needed and not obtained, we could be in violation of the financial covenants therein, which would result in a default thereunder and could lead to an acceleration of our obligations under this facility and other indebtedness.

  On July 29, 2009, we entered into a waiver extension which, among other things, provides a waiver through August 20, 2009 of the financial covenants relating to secured indebtedness leverage and interest coverage as well as a waiver of the collateral coverage requirement of the Revolving Credit Facility.  If we are unable to further extend the waiver period or amend these agreements, our lenders under the Revolving Credit Facility can terminate their lending commitments under the Revolving Credit Facility and declare the loans outstanding, along with accrued interest, to become immediately due and payable.  If the lenders under the Revolving Credit Facility declare the loans thereunder immediately due and payable, this would permit the lenders under the Term Loan to immediately call their respective loans.  Acceleration of the Revolving Credit Facility and/or the Term Loan would also be an event of default under the 7.875% Notes and 5.25% Notes, which would give the holders from 25% of these Notes or the trustee for these Notes the right to accelerate payment of principal and accrued interest on these Notes 30 days after the Company receives written notice from them.  If our obligations under our Revolving Credit Facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our Revolving Credit Facility could institute foreclosure proceedings against our assets.  In any such event, we may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

  Even if we obtain an amendment to our Revolving Credit Facility, it may include more restrictive terms, higher capital costs and lower levels of liquidity.  In addition, there are no assurances that, if we obtain an amendment to our Revolving Credit Facility, we will have sufficient liquidity to fund debt service obligations, working capital investments and capital expenditures and we may be required to take additional actions, especially if the general economic and automotive industry conditions do not improve.

We have not entered into definitive agreements with post-bankruptcy GM.

On June 1, 2009, GM filed for bankruptcy protection.  Post-bankruptcy GM (New GM) was purchased out of bankruptcy on July 10, 2009.  We continue to negotiate final terms for the assumption by New GM of certain existing contracts and definitive contract terms.  Failure to enter into such definitive contracts could have material adverse consequences for our business and results of operations, including a material adverse effect on our liquidity, and could result in us seeking protection under Chapter 11 of the U.S. Bankruptcy Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 In the second quarter of 2009, we withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock.  The following table provides information about our equity security purchases during the quarter ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2009	8,497	$1.24	-	-
May 2009	-	-	-	-
June 2009	18,618	$3.21	-	-
Total	27,115	$2.59	-	-

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 30, 2009.  At the meeting, the following matters were submitted to a vote of the stockholders.

Proposal One: The election of the following directors to hold office:

		Number of Votes

	Term Ending:	For	Withheld

Directors:
David C. Dauch	2012	39,975,215	664,320
Salvatore J. Bonnano Sr.	2010	40,047,351	592,184
Forest J. Farmer	2012	32,170,807	8,468,728
Richard C. Lappin	2012	36,169,859	4,469,676
Thomas K. Walker	2012	34,239,357	6,400,178

Directors whose term of office continued after the meeting are Richard E. Dauch, William P. Miller II, Larry K. Switzer, Elizabeth A. Chappell and Dr. Henry T. Yang.

Proposal Two: The ratification of appointment of independent registered public accounting firm:

	Number of Votes

	For	Against	Abstain

Deloitte & Touche LLP	39,941,758	602,895	94,882

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President - Finance & Chief Financial Officer
 (also in the capacity of Chief Accounting Officer)
 August 5, 2009

EXHIBIT INDEX

Number	_____________________Description of Exhibit_______________________

*10.61	Amended and Restated AAM 2009 Long-Term Incentive Plan

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith