Form 10-Q
period 2009-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2009-10-30
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐     Accelerated filer   ☑      Non-accelerated filer   ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐      No   ☑

As of October 28, 2009, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 55,565,873 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	our ability to comply with the definitive terms and conditions of various commercial and financing arrangements with GM;
•	global economic conditions;
•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;
•	our customers’ and suppliers’ availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;
•	reduced purchases of our products by GM, Chrysler or other customers;
•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);
•
the impact on us and our customers of requirements imposed on, or actions taken by, our customers in response to the U.S. government’s ownership interest, the Troubled Asset Relief Program or similar programs;

•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’, our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to implement improvements in our U.S. labor cost structure;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	our ability and our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	lower-than-anticipated market acceptance of new or existing products;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•	continued or increased high prices for or reduced availability of fuel;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy regulations);
•	adverse changes in the political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions, except per share data)

Net sales	$409.6	$528.1	$1,057.6	$1,606.2

Cost of goods sold	321.1	906.5	1,157.1	2,499.8

Gross profit (loss)	88.5	(378.4)	(99.5)	(893.6)

Selling, general and administrative expenses	44.0	43.0	133.3	137.3

Operating income (loss)	44.5	(421.4)	(232.8)	(1,030.9)

Interest expense	(20.3)	(18.0)	(60.4)	(48.4)

Investment income (loss)	0.8	(3.7)	2.8	0.5

Other income (expense), net	0.1	(1.4)	(3.6)	0.2

Income (loss) before income taxes	25.1	(444.5)	(294.0)	(1,078.6)

Income tax expense (benefit)	5.5	(3.4)	7.8	33.8

Net income (loss)	$19.6	$(441.1)	$(301.8)	$(1,112.4)

Add: Net loss attributable to noncontrolling interests	-	0.2	0.1	0.2

Net income (loss) attributable to AAM	$19.6	$(440.9)	$(301.7)	$(1,112.2)

Basic earnings (loss) per share	$0.35	$(8.54)	$(5.83)	$(21.55)

Diluted earnings (loss) per share	$0.35	$(8.54)	$(5.83)	$(21.55)

Dividends declared per share	$-	$0.02	$-	$0.32

    See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$173.1	$198.8
Short-term investments	9.1	77.1
Accounts receivable, net	151.2	186.9
2008 AAM-GM Agreement receivable	-	60.0
Inventories, net	88.0	111.4
Prepaid expenses and other current assets	60.6	61.1
Total current assets	482.0	695.3

Property, plant and equipment, net	950.3	1,064.2
Goodwill	147.8	147.8
GM postretirement cost sharing asset	240.9	221.2
Other assets and deferred charges	132.0	119.2
Total assets	$1,953.0	$2,247.7

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$36.3	$-
Accounts payable	189.3	250.9
Accrued compensation and benefits	99.1	127.5
Deferred revenue	75.7	66.7
Accrued expenses and other current liabilities	48.5	72.6
Total current liabilities	448.9	517.7

Long-term debt	1,142.8	1,139.9
Deferred revenue	209.3	178.2
Postretirement benefits and other long-term liabilities	891.6	847.4
Total liabilities	2,692.6	2,683.2

Stockholders' deficit
Common stock, par value $0.01 per share	0.6	0.6
Paid-in capital	467.5	426.7
Accumulated deficit	(950.3)	(648.6)
Treasury stock at cost, 5.3 million shares as of September 30, 2009
and 5.2 million shares as of December 31, 2008	(174.3)	(173.9)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(115.4)	(29.3)
Foreign currency translation adjustments	34.2	0.2
Unrecognized loss on derivatives	(2.7)	(11.4)
Total AAM stockholders' deficit	(740.4)	(435.7)
Noncontrolling interests in subsidiaries	0.8	0.2
Total stockholders’ deficit	(739.6)	(435.5)
Total liabilities and stockholders' deficit	$1,953.0	$2,247.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
	(in millions)
Operating activities
Net loss	$(301.8)	$(1,112.4)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	102.8	165.2
Asset impairments and related indirect inventory obsolescence	151.6	581.1
Deferred income taxes	(2.9)	22.7
Stock-based compensation	10.9	9.4
Pensions and other postretirement benefits, net of contributions	(65.2)	25.6
Loss (gain) on retirement of equipment	1.1	(1.1)
Changes in operating assets and liabilities
Accounts receivable	97.4	7.5
Deferred revenue, net	40.1	87.6
Inventories	22.0	18.0
Accounts payable and accrued expenses	(71.4)	63.0
Other assets and liabilities	(4.3)	36.1
Net cash used in operating activities	(19.7)	(97.3)

Investing activities
Purchases of property, plant and equipment	(112.0)	(102.8)
Payments of deposits for acquisition of property and equipment	(3.5)	-
Proceeds from sale of equipment	0.5	2.3
Investment in joint venture	(10.2)	-
Redemption (reclass) of short-term investments	68.0	(117.2)
Net cash used in investing activities	(57.2)	(217.7)

Financing activities
Net borrowings under revolving credit facilities	38.5	444.4
Payments of debt and capital lease obligations	(10.3)	(10.4)
Proceeds from issuance of long-term debt	4.6	8.9
Debt issuance costs	(18.2)	-
Proceeds from issuance of warrants to GM	30.3	-
Repurchase of treasury stock	(0.3)	(0.1)
Employee stock option exercises	1.0	0.7
Tax benefit on stock option exercises	-	0.2
Dividends paid	-	(17.3)
Net cash provided by financing activities	45.6	426.4

Effect of exchange rate changes on cash	5.6	(0.8)

Net increase (decrease) in cash and cash equivalents	(25.7)	110.6

Cash and cash equivalents at beginning of period	198.8	343.6

Cash and cash equivalents at end of period	$173.1	$454.2

Supplemental cash flow information
Interest paid	$67.0	$56.9
Income taxes paid, net of refunds	$3.0	$3.1
See
    See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

        Effect of New Accounting Standards   On January 1, 2009, we adopted new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities.  This new guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The new guidance was effective for us retrospectively on January 1, 2009.  In accordance with the accounting guidance for accounting changes and error corrections, the change in accounting principle has been retrospectively applied to all prior periods presented herein.

        We have presented the effects of the adoption of this new accounting guidance for the inclusion of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of EPS for the three months ended September 30, 2009 below.  Adoption of this staff position did not increase basic and diluted shares outstanding for the three months ended September 30, 2008 or the nine months ended September 30, 2008 and 2009 as we were in a loss position and the effect would have been antidilutive because the participating securities are not obligated to fund losses.

Earnings (loss) per share (EPS)	As calculated prior to new accounting guidance	Adjustments	As reported
for the three months ended September 30, 2009	(in millions, except per share data)
Numerator
Net income attributable to AAM	$19.6	$-	$19.6
Denominators
Basic shares outstanding	51.9	3.5	55.4
Diluted shares outstanding	53.6	2.2	55.8
Basic EPS	$0.38	$(0.03)	$0.35
Diluted EPS	$0.36	$(0.01)	$0.35

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements.  This new guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted the new guidance on January 1, 2009 and have retrospectively revised the financial statement presentation of our noncontrolling interests accordingly.

        In February 2008, the FASB issued new accounting guidance which defers the effective date of a previously issued accounting standard for the fair value measurement of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  We adopted the new accounting guidance on January 1, 2009 and it did not have a material impact on our financial statements.

In May 2008, the FASB issued new accounting guidance for the treatment of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. This new guidance was effective for us on January 1, 2009 and the impact was not material.

In December 2008, the FASB issued new accounting guidance for employers’ disclosures about postretirement benefit plan assets.  This new guidance requires annual disclosure about the assets held in postretirement benefit plans, including a breakdown by the level of the assets and a reconciliation of any change in Level 3 assets during the year.  It requires disclosures about investment policies and strategies, asset categories, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.  This new guidance is effective for periods ending after December 15, 2009 and we will revise our disclosures accordingly.

In April 2009, the FASB issued new accounting guidance which expands the frequency of fair value disclosures for publicly traded entities about the fair value of certain financial instruments not recognized at fair value in the statement of financial position to include interim reporting periods.  We adopted this new guidance in the second quarter of 2009 and we have included the expanded disclosures accordingly.

        In May 2009, the FASB issued new accounting guidance on subsequent events.  The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  We adopted this new guidance in the second quarter of 2009 and we have included the required disclosure accordingly.

        In July 2009, the FASB issued new accounting guidance which establishes the FASB Accounting Standards Codification (ASC) as the official source of GAAP, and its use is effective for periods ending after September 15, 2009.  We adopted this new guidance in the third quarter of 2009.

2.	2009 SETTLEMENT AND COMMERCIAL AGREEMENT

        In the third quarter of 2009, we negotiated with GM and our senior lenders to revise key commercial agreements and financing arrangements in order to address short-term liquidity issues, including debt covenant violations.  On September 16, 2009, AAM and GM entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement) and we amended and restated our Revolving Credit Facility and Term Loan agreements.  We believe these actions have resolved our short-term liquidity issues.  See Note 3 – Debt Amendments for more detail on our amended and restated loan agreements.

        As part of the 2009 Settlement and Commercial Agreement, we received $110.0 million from GM in consideration for cure costs associated with contracts assumed and/or terminated by Motors Liquidation Company in its chapter 11 bankruptcy cases; resolution of outstanding commercial obligations between AAM and GM (including, but not limited to, AAM retaining the  programs currently sourced to AAM, AAM amending its standard terms and conditions to be more consistent with GM’s standard terms and conditions with other Tier 1 suppliers, GM’s right to resource one previously awarded program, and GM’s acceptance of its obligation to AAM under the GM postretirement cost sharing agreement); and adjustment of installed capacity levels reserved for existing and awarded programs to reflect new estimates of market demand as agreed between the parties.

        We also agreed to expedited payment terms of “net 10 days” through June 30, 2011, in exchange for a 1.0% early payment discount to GM.  After June 30, 2011, we will have the right to elect to continue to receive expedited payment terms through December 31, 2013.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Under the 2009 Settlement and Commercial Agreement, GM also agreed to make available to AAM a Second Lien Term Loan Facility of up to $100.0 million. Borrowings under this facility, if any, will bear interest at LIBOR (with a 2% floor) plus 12%.  The Second Lien Term Loan Facility is not prepayable until June 30, 2011, unless the source of such prepayment is cash generated in AAM’s ordinary course business operations and is subject to an intercreditor agreement with existing senior lenders and cannot be terminated prior to June 30, 2011. Until then, if we require additional liquidity that cannot be satisfied by utilizing a combination of the expedited payment terms, proceeds from sales of common equity, proceeds from the issuance of equity-linked securities, cash generated from ordinary course business operations, availability under existing credit facilities (including certain permitted indebtedness), or a permitted refinancing (as set forth in the Second Lien Term Loan Facility), we will be required to borrow under the Second Lien Term Loan Facility.  As of September 30, 2009, there were no borrowings under this facility.

        Also, as part of the 2009 Settlement and Commercial Agreement, we granted GM with a contingent right of access to certain of our facilities as collateral under the agreement.  In addition, we granted GM a security interest in certain operating assets, certain real estate and intellectual property used in production of GM component parts.  Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at a particular facility, GM may elect to access and use the operating assets and real estate used to manufacture, process and ship GM component parts produced at specified AAM facilities for a period of up to 360 days after invoking its right of access.  GM would also have the right to resource component part production to alternative suppliers. The right of access would continue for ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the expedited payment terms.  If we do not achieve compliance with the Secured Debt Leverage Ratio under the Amended Revolving Credit Facility as of March 31, 2011 (without regard to a waiver, amendment, forbearance or modification of such covenant granted by the Amended Revolving Credit Facility lenders), the right of access will be extended through March 31, 2012.

        We also issued to GM five year warrants, which entitle GM to purchase 4.1 million shares of AAM’s common stock at an exercise price of $2.76 per share.  If we borrow against the Second Lien Term Loan Facility, we will issue GM additional warrants to purchase a pro rata portion of up to an additional 12.5% of AAM’s outstanding common stock at an exercise price of $2.76 per share based upon the amount drawn under the Facility.  These warrants will expire on September 16, 2014.

We estimated the fair value of the initial warrants issued to GM on September 16, 2009 using the Black-Scholes option-pricing model with the following assumptions:

2009
Stock price	$8.13
Expected volatility	120.12%
Risk-free interest rate	3.47%
Expected life of options	5 years
Dividend yield	0.00%
Weighted-average grant-date fair value	$7.40

        We are also subject to certain limitations on executive compensation and “golden parachute” agreements until ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the expedited payment terms.  Other terms and conditions of the 2009 Settlement and Commercial Agreement modified the supply relationship between AAM and GM to be more consistent with GM’s relationship with other suppliers.  These terms and conditions include commercial revisions to the metal market program, cost transparency requirements, warranty cost sharing, cost reduction programs, productivity commitments and payment terms.

        In the third quarter of 2009, we recorded $79.7 million of deferred revenue related to the 2009 Settlement and Commercial Agreement.  This includes the $110.0 million of cash received pursuant to the 2009 Settlement and Commercial Agreement net of $30.3 million, which represents the fair value of the initial warrants issued to GM.  As of September 30, 2009, our deferred revenue related to the 2009 Settlement and Commercial Agreement is $79.4 million, $8.0 million of which is classified as current and $71.4 million of which is recorded as noncurrent on our Condensed Consolidated Balance Sheet.  We will recognize this deferred revenue into revenue on a straight-line basis over 120 months, which is the period that we expect GM will benefit under the 2009 Settlement and Commercial Agreement.  We recorded revenue of $0.3 million for the three and nine months ended September 30, 2009, related to this agreement.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	DEBT AMENDMENTS

On September 16, 2009, we entered into a Revolving Credit Amendment and Restatement Agreement under which the Credit Agreement dated as of January 9, 2004 was amended and restated (Amended Revolving Credit Facility).  Under the Amended Revolving Credit Facility, we will be required to comply with revised financial covenants related to secured indebtedness leverage and cash interest expense coverage.  We will also be required to maintain an average daily minimum liquidity of $85 million until June 30, 2010. The Amended Revolving Credit Facility limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions and sell assets. Borrowings under the Amended Revolving Credit Facility will continue to bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for a LIBOR based loan for lenders with commitments under the class A loan facility, which expires December 2011, is currently 6% and the applicable margin for lenders with commitments under the class B loan facility, which expires April 2010, is currently 2.5%. Borrowings under the Amended Revolving Credit Facility will be subject to a collateral coverage test after June 30, 2010.

On September 16, 2009, we entered into a Term Loan Amendment and Restatement Agreement under which the Credit Agreement dated as of June 14, 2007 was amended and restated (Amended Term Loan).  The Amended Term Loan agreement, among other things, replicates substantially all of the covenants and events of default in the Amended Revolving Credit Facility as described above.  Loans under the Amended Term Loan will bear interest at rates based on adjusted LIBOR (with a 3% floor) plus 7%.  The Amended Term Loan matures on June 14, 2012 and is prepayable at any time.

As of September 30, 2009, we were in compliance with all of our debt covenants.

4.	INDUSTRY RISKS AND UNCERTAINTIES

In 2008, and continuing in 2009, the domestic automotive industry experienced a severe downturn.  The collapse of the U.S. housing market, the global financial crisis, a lack of available consumer credit and financing options, rising unemployment, exceptionally low consumer confidence and wildly fluctuating fuel and commodity prices, among other factors, resulted in a sudden and major drop in industry production and sales volumes.  These difficult market conditions exacerbated the financial pressure on the entire domestic automotive industry, and especially the domestic OEMs.

In the first nine months of 2009, our two largest customers, GM and Chrysler, filed for bankruptcy protection in the U.S. Southern District of New York.  Post-bankruptcy GM and Chrysler were both purchased out of bankruptcy in the first nine months of 2009.  Our sales to GM and Chrysler were approximately 85% of our total net sales for the nine months ended September 30, 2009.  We have collected substantially all of our pre-bankruptcy receivables from GM and Chrysler and we do not anticipate collection issues with any subsequent receivable balances.  See Note 2 – 2009 Commercial and Settlement Agreement for more detail on GM’s acceptance of certain contracts and definitive contract terms.  Chrysler has assumed our pre-bankruptcy contracts.

In the second quarter of 2009, GM began an extended summer production shutdown for many of the facilities we support.  Chrysler also temporarily idled their manufacturing operations for a significant portion of the second quarter through its exit from bankruptcy.  The extended production shutdowns at GM and Chrysler significantly reduced production volumes, revenues and gross profit in the second and third quarters of 2009.

As previously described in Note 2 – 2009 Settlement and Commercial Agreement and Note 3 – Debt Amendments, we took actions in the third quarter of 2009 that we believe have resolved our short-term liquidity issues.  However, risks and uncertainties continue to exist regarding general economic conditions, the health of the global and domestic automotive industry and the viability of our major customers.  We have made adjustments to our business plan, global manufacturing footprint, and our cost structure and operating breakeven level to adapt to lower industry production volumes.  We also continue to focus on improving our liquidity position and diversifying our customer base and revenue concentrations.  We will continue to monitor these risks and uncertainties and will react appropriately.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	RESTRUCTURING ACTIONS

In the nine months ended September 30, 2009, we incurred restructuring charges related to one-time termination benefits, asset impairments, indirect inventory obsolescence, contract related costs and other ongoing restructuring actions.

A summary of the restructuring related activity for the nine months ended September 30, 2009 is shown below (in millions):

	One-time		Indirect	Asset	Contract	Other
	Termination	Asset	Inventory	Retirement	Related	Restructuring
	Benefits	Impairments	Obsolescence	Obligations	Costs	Actions	Total
Accrual as of December 31, 2008	$42.1	$-	$-	$0.4	$5.3	$-	$47.8
Charges	8.9	147.8	3.9	1.0	21.1	10.0	192.7
Cash utilization	(40.6)	-	-	(0.1)	(3.3)	(10.0)	(54.0)
Non-cash utilization	-	(147.8)	(3.9)	-	-	-	(151.7)
Accrual adjustments	1.1	-	-	-	-	-	1.1
Accrual as of September 30, 2009	$11.5	$-	$-	$1.3	$23.1	$-	$35.9

One-time Termination Benefits  In 2009, we have reduced our worldwide salaried workforce by approximately 600 positions.  We recorded expense of $8.9 million in the nine months ended September 30, 2009 in connection with the estimated postemployment benefits provided to certain associates in the U.S. and various statutory requirements for our foreign locations.

Asset Impairments  In the second quarter of 2009, we identified the following impairment indicators:

•
new capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans, including extended production shutdowns, for many of the programs we currently support; and

•
changes in our operating plans, including the idling and consolidation of a significant portion of our Detroit Manufacturing Complex, made necessary by extended production shutdowns and other program delays and sourcing decisions taken by our customers in the second quarter of 2009.

 We recorded asset impairment charges of $147.8 million in the nine months ended September 30, 2009, associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” to their estimated fair value.

 Indirect Inventory Obsolescence  As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain indirect inventory was determined to be obsolete.  We recorded a charge of $3.9 million in the nine months ended September 30, 2009, related to the write down of the net book value of these assets to their estimated net realizable value.

 Contract Related Costs  Contract related costs recorded in the nine months ended September 30, 2009 of $21.1 million related to the estimated fair value of obligations for leased assets that were permanently idled in the first nine months of 2009.

 Other In the nine months ended September 30, 2009, we incurred $10.0 million of charges related to the redeployment of assets to support capacity utilization initiatives and other related activities.

 We expect to make payments of approximately $6 million in the fourth quarter of 2009, $15 million in 2010, $10 million in 2011 and $5 million in 2012 related to the restructuring accrual of $35.9 million as of September 30, 2009.

6.	BUYDOWN PROGRAM

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

 Due to new capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans and changes in our operating plans in the second quarter of 2009, we increased the estimated number of UAW-represented associates at our original U.S. locations that we expect to be permanently idled throughout the term of the 2008 labor agreements or to voluntarily elect to accelerate their remaining buydown payments and terminate employment.  As a result of this change in estimate, we recorded expense of $22.5 million in the nine months ended September 30, 2009, which represents the estimated additional BDP payments that will not result in a future benefit to AAM.

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

 Inventories consist of the following:
	September 30,	December 31,
	2009	2008
	(in millions)

Raw materials and work-in-progress	$100.8	$116.9
Finished goods	20.4	22.8
Gross inventories	121.2	139.7
Other inventory valuation reserves	(33.2)	(28.3)
Inventories, net	$88.0	$111.4

8.	DEBT

 Debt consists of the following:
	September 30,	December 31,
	2009	2008
	(in millions)

Amended Revolving Credit Facility	$342.5	$295.0
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.8	249.8
2.00% Convertible Notes	0.4	0.4
Amended Term Loan	250.0	250.0
Foreign credit facilities	28.9	36.9
Capital lease obligations	7.5	7.8
Total debt	1,179.1	1,139.9
Less: Current portion of long-term debt	(36.3)	-
Long-term debt	$1,142.8	$1,139.9

 The Amended Revolving Credit Facility provides up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.  The Amended Revolving Credit Facility bears interest at rates based on LIBOR or an alternate base rate, plus an applicable margin.  At September 30, 2009, we had $87.9 million available under the Amended Revolving Credit Facility.  This availability reflects a reduction of $46.5 million for standby letters of credit issued against the facility.

 On September 16, 2009, we entered into a credit agreement with GM, as lender, pursuant to which GM has agreed to provide us with a $100.0 million Second Lien Term Loan Facility.  See Note 2 – 2009 Settlement and Commercial Agreement, for more detail on the Second Lien Term Loan Facility.

 The Amended Revolving Credit Facility provides back-up liquidity for our other credit facilities.  We intend to use the availability of long-term financing under the Amended Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their respective markets.  Accordingly, we classified $87.9 million of current maturities as long-term debt.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2009, $28.9 million was outstanding under these facilities and an additional $9.2 million was available.

 The weighted-average interest rate of our debt outstanding at September 30, 2009 was 8.7% and 7.0% as of December 31, 2008.

9.      INVESTMENT IN JOINT VENTURE

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

10.    FAIR VALUE

 The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

 Financial instruments  The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of September 30, 2009, are as follows (in millions):

Balance Sheet Classification	Carrying Value	Fair Value	Input
Cash equivalents	$44.9	$44.9	Level 2
Short-term investments	9.1	9.1	Level 2
Accrued expenses and other current liabilities
Currency forward contracts	1.6	1.6	Level 2

         The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term maturities of these instruments.  The carrying value of our borrowings under the foreign credit facilities approximates their fair value due to the frequent resetting of the interest rates.  We estimated the fair value of the amounts outstanding on our debt as of September 30, 2009, using available market information and other observable data, to be as follows (in millions):

	Carrying Value	Fair Value	Input
Amended Revolving Credit Facility	$342.5	$301.4	Level 2
Amended Term Loan	250.0	230.0	Level 2
7.875% Notes	300.0	208.5	Level 2
5.25% Notes	249.8	173.6	Level 2

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition (in millions):

Balance Sheet Classification	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in the Second Quarter of 2009
Property, plant and equipment, net	$34.1	$72.6
Other assets and deferred charges	1.5	3.3

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

11.   DERIVATIVES

In March 2008, the FASB issued new accounting guidance that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  We adopted this new guidance prospectively on January 1, 2009.

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of September 30, 2009, we have forward contracts outstanding with a notional amount of $9.1 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.

Interest rate hedges  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2009, no interest rate hedges were in place.  In 2008, we terminated our interest rate hedge with a notional amount of $200.0 million that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  We continue to reclassify losses from this interest rate hedge into earnings.

The following table summarizes the reclassification of net derivative losses into net income (loss) from accumulated other comprehensive income (loss):

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Loss Reclassified During the Three Months Ended September 30, 2009	Loss Reclassified During the Nine Months Ended September 30, 2009	Loss Expected to be Reclassified During the Next 12 Months
		(in millions)
Currency forward contracts	Cost of Goods Sold	$1.6	$6.2	$1.3
Interest rate hedges	Interest Expense	0.7	2.1	1.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) consist of the following:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$1.1	$2.8	$3.8	$10.9
Interest cost	8.8	9.5	26.6	28.4
Expected asset return	(7.3)	(9.7)	(22.7)	(30.1)
Amortized loss	0.2	0.1	0.8	0.6
Amortized prior service cost	-	-	-	0.8
Curtailment	0.6	(5.0)	(1.2)	1.0
Special and contractual termination benefits	-	26.3	2.5	53.4
Net periodic benefit cost	$3.4	$24.0	$9.8	$65.0

	Other Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$0.5	$0.9	$1.9	$8.9
Interest cost	4.5	4.6	13.7	18.4
Amortized gain	(0.5)		(1.7)
Amortized prior service credit	(1.3)	(2.8)	(4.6)	(5.2)
Settlement	-	-	-	(9.4)
Curtailment	(42.9)	(34.9)	(63.4)	(51.0)
Special and contractual termination benefits	-	1.1	(0.7)	10.9
Net periodic benefit credit	$(39.7)	$(31.1)	$(54.8)	$(27.4)

  We recorded a net gain of $42.3 million and $64.6 million for the curtailment of certain pension and other postretirement benefits in the three and nine months ended September 30, 2009, respectively.  These curtailments relate to UAW-represented associates who participated in attrition programs in 2008 but did not terminate employment with AAM until 2009, UAW-represented associates who terminated employment in 2009 by electing to accelerate their remaining buydown payments and a reduction in our salaried workforce.  These curtailment gains also resulted in a decrease of the postretirement and other long-term liabilities by $19.6 million and an increase in our accumulated other comprehensive loss of $45.0 million.

  We completed remeasurements of the assets and liabilities of certain of our pension and OPEB plans in conjunction with the curtailments.  These remeasurements resulted in an increase in postretirement and other long-term liabilities of $63.4 million, an increase in the GM postretirement cost sharing asset of $27.4 million and an increase in our accumulated other comprehensive loss of $36.0 million on our Condensed Consolidated Balance Sheet.  These net adjustments relate to changes in actuarial assumptions since the January 1, 2009 valuation of the assets and liabilities of our pension and OPEB plans.

          In addition, we increased postretirement benefits and other long-term liabilities and recorded expense of $1.8 million for special and contractual termination benefits in the nine months ended September 30, 2009.  This charge primarily relates to the voluntary salaried retirement incentive plan benefits to be paid under our pension plans, net of an adjustment resulting from the closing agreement we signed with the International Association of Machinists in the second quarter of 2009.

  Our regulatory pension funding requirements in 2009 is approximately $15 million.  We expect our net cash outlay for other postretirement benefit obligations in 2009 to be approximately $15 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    PRODUCT WARRANTIES

  We record a liability for estimated warranty obligations at the dates our product are sold.  These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims.  We adjust the liability as necessary.  The following table provides a reconciliation of changes in the product warranty liability as of September 30, 2009 (in millions):

Balance as of January 1, 2009	$2.6
Accruals	0.2
Settlements	(0.3)
Adjustment to prior period accruals	(0.4)
Currency translation adjustments	0.1
Balance as of September 30, 2009	$2.2

14.    INCOME TAXES

  We are required to adjust our effective tax rate each quarter to consistently estimate our annual effective tax rate.  We must also record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

  Income tax expense was $5.5 million in the three months ended September 30, 2009 and $7.8 million in the nine months ended September 30, 2009 as compared to a benefit of $3.4 million in the three months ended September 30, 2008 and an expense of $33.8 million in the nine months ended September 30, 2008.  Our effective income tax rate was 22.0% in the three months ended September 30, 2009 and negative 2.7% in the nine months ended September 30, 2009 as compared to 0.8% in the three months ended September 30, 2008 and negative 3.1% in the nine months ended September 30, 2008.  Our income tax expense and effective tax rate for the three and nine months ended September 30, 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses and increasing our contingent tax liabilities as a result of our quarterly analysis of uncertain tax positions.  The income tax expense and effective tax rate for the nine months ended September 30, 2008 includes the unfavorable tax adjustment related to the establishment of the full valuation allowance of $54.4 million against the net U.S. deferred tax assets.

          A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2009	$45.8
Increase in prior year tax positions	1.9
Decrease in prior year tax positions	(0.1)
Increase in current year tax positions	4.8
Balance at September 30, 2009	$52.4

15.    STOCK-BASED COMPENSATION

  We recorded $0.2 million and $1.7 million of expense for the accelerated vesting of restricted stock, restricted stock units and stock options as a result of our salaried workforce reductions in the three and nine months ended September 30, 2009, respectively.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.   COMPREHENSIVE LOSS

 Comprehensive loss consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Net income (loss)	$19.6	$(441.1)	$(301.8)	$(1,112.4)
Defined benefit plans, net of tax	(70.7)	6.2	(86.1)	87.3
Foreign currency translation adjustments, net of tax	11.8	(20.3)	34.3	(6.8)
Change in derivatives, net of tax	1.9	(0.8)	8.7	0.6
Comprehensive loss	$(37.4)	$(456.0)	$(344.9)	$(1,031.3)
Net loss attributable to noncontrolling interests	-	0.2	0.1	0.2
Foreign currency translation adjustments related to noncontrolling interests	-	-	(0.3)	-
Comprehensive loss attributable to AAM	$(37.4)	$(455.8)	$(345.1)	$(1,031.1)

17.   EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$19.6	$(440.9)	$(301.7)	$(1,112.2)

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	55.4	51.6	51.8	51.6

Effect of dilutive securities
Dilutive stock-based compensation	-	-	-	-
Dilutive warrants	0.4	-	-	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	55.8	51.6	51.8	51.6

Basic EPS	$0.35	$(8.54)	$(5.83)	$(21.55)

Diluted EPS	$0.35	$(8.54)	$(5.83)	$(21.55)

 Basic and diluted loss per share are the same for the nine months ended September 30, 2009 because the effect of 0.1 million potentially dilutive warrants would have been antidilutive.  Basic and diluted loss per share are the same for the three and nine months ended September 30, 2008 because the effect of 0.5 million and 1.2 million potentially dilutive stock-based compensation shares would have been antidilutive.

 In January 2009, we adopted new accounting guidance which notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Adoption of this new guidance increased basic and diluted shares outstanding by 3.5 million shares and 2.2 million shares, respectively, for the three months ended September 30, 2009.  However, basic and diluted shares outstanding did not increase for the nine months ended September 30, 2009 as we were in a loss position and the participating securities do not participate in losses.

 Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 5.8 million at September 30, 2009 and 5.2 million at September 30, 2008.  The ranges of exercise prices related to the excluded exercisable stock options were $2.81 - $40.83 at September 30, 2009 and $15.00 - $40.83 at September 30, 2008.

18.   SUBSEQUENT EVENT

         On October 30, 2009, we entered into an Amended and Restated Rights Agreement between AAM and Computershare Trust Company, N.A., as rights agent (the Rights Agreement), in order to preserve the long-term value and availability of our net operating loss carryforwards and related tax benefits.

         The Rights Agreement, as amended, reduces the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the Rights Agreement from 15% of our then-outstanding shares of common stock to 4.99% of our then-outstanding shares of common stock.  The Rights Agreement also, among other things, expands the scope of the definition of “Acquiring Person” to include persons or groups that would be considered “5-percent shareholders” under Section 382 of the Internal Revenue Code of 1986, as amended, and the related treasury regulations promulgated thereunder.  Additionally, the Rights Agreement exempts stockholders who currently beneficially own 5% or more of our outstanding shares of common stock so long as their ownership continuously equals or exceeds 5% and provided that they do not acquire an additional 0.5% or more of our outstanding shares of common stock.

         The Rights Agreement will automatically expire on September 15, 2013.  In addition, beginning in 2011, our board of directors will review the Rights Agreement annually in the first fiscal quarter to determine whether any of its provisions are, or the Rights Agreement itself is, no longer in the best interests of AAM, its stockholders and any other relevant constituencies.

         We have evaluated and disclosed subsequent events through October 30, 2009, our filing date, as necessary.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Operations
Three months ended, September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Net sales
External	$-	$116.3	$293.3	$-	$409.6
Intercompany	-	5.6	29.7	(35.3)	-
Total net sales	-	121.9	323.0	(35.3)	409.6
Cost of goods sold	-	85.4	271.0	(35.3)	321.1
Gross profit	-	36.5	52.0	-	88.5
Selling, general and administrative expenses	-	41.2	2.8	-	44.0
Operating income (loss)	-	(4.7)	49.2	-	44.5
Non-operating income (expense), net	-	(21.0)	1.6	-	(19.4)
Income (loss) before income taxes	-	(25.7)	50.8	-	25.1
Income tax expense (benefit)	-	(0.3)	5.8	-	5.5
Earnings from equity in subsidiaries	19.6	31.4	-	(51.0)	-
Net income before royalties and dividends	19.6	6.0	45.0	(51.0)	19.6
Royalties and dividends	-	13.6	(13.6)	-	-
Net income after royalties and dividends	19.6	19.6	31.4	(51.0)	19.6
Add: Net loss attributable to noncontrolling interests	-	-	-	-	-
Net income attributable to AAM	$19.6	$19.6	$31.4	$(51.0)	$19.6
2008
Net sales
External	$-	$278.7	$249.4	$-	$528.1
Intercompany	-	9.8	16.8	(26.6)	-
Total net sales	-	288.5	266.2	(26.6)	528.1
Cost of goods sold	-	612.2	320.9	(26.6)	906.5
Gross loss	-	(323.7)	(54.7)	-	(378.4)
Selling, general and administrative expenses	-	41.6	1.4	-	43.0
Operating loss	-	(365.3)	(56.1)	-	(421.4)
Non-operating expense, net	-	(17.7)	(5.4)	-	(23.1)
Loss before income taxes	-	(383.0)	(61.5)	-	(444.5)
Income tax expense (benefit)	-	(4.3)	0.9	-	(3.4)
Loss from equity in subsidiaries	(440.9)	(71.9)	-	512.8	-
Net loss before royalties and dividends	(440.9)	(450.6)	(62.4)	512.8	(441.1)
Royalties and dividends	-	9.7	(9.7)	-	-
Net loss after royalties and dividends	(440.9)	(440.9)	(72.1)	512.8	(441.1)
Add: Net loss attributable to noncontrolling interests	-	-	0.2	-	0.2
Net loss attributable to AAM	$(440.9)	$(440.9)	$(71.9)	$512.8	$(440.9)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine months ended, September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Net sales
External	$-	$409.5	$648.1	$-	$1,057.6
Intercompany	-	18.5	73.0	(91.5)	-
Total net sales	-	428.0	721.1	(91.5)	1,057.6
Cost of goods sold	-	543.1	705.5	(91.5)	1,157.1
Gross profit (loss)	-	(115.1)	15.6	-	(99.5)
Selling, general and administrative expenses	-	125.8	7.5	-	133.3
Operating income (loss)	-	(240.9)	8.1	-	(232.8)
Non-operating income (expense), net	-	(61.8)	0.6	-	(61.2)
Income (loss) before income taxes	-	(302.7)	8.7	-	(294.0)
Income tax expense	-	1.3	6.5	-	7.8
Loss from equity in subsidiaries	(301.7)	(26.0)	-	327.7	-
Net income (loss) before royalties and dividends	(301.7)	(330.0)	2.2	327.7	(301.8)
Royalties and dividends	-	28.3	(28.3)	-	-
Net loss after royalties and dividends	(301.7)	(301.7)	(26.1)	327.7	(301.8)
Add: Net loss attributable to noncontrolling interests	-	-	0.1	-	0.1
Net loss attributable to AAM	$(301.7)	$(301.7)	$(26.0)	$327.7	$(301.7)
2008
Net sales
External	$-	$702.0	$904.2	$-	$1,606.2
Intercompany	-	33.8	48.1	(81.9)	-
Total net sales	-	735.8	952.3	(81.9)	1,606.2
Cost of goods sold	-	1,652.2	929.5	(81.9)	2,499.8
Gross profit (loss)	-	(916.4)	22.8	-	(893.6)
Selling, general and administrative expenses	-	134.8	2.5	-	137.3
Operating income (loss)	-	(1,051.2)	20.3	-	(1,030.9)
Non-operating expense, net	-	(45.2)	(2.5)	-	(47.7)
Income (loss) before income taxes	-	(1,096.4)	17.8	-	(1,078.6)
Income tax expense	-	28.4	5.4	-	33.8
Loss from equity in subsidiaries	(1,112.2)	(26.4)	-	1,138.6	-
Net income (loss) before royalties and dividends	(1,112.2)	(1,151.2)	12.4	1,138.6	(1,112.4)
Royalties and dividends	-	39.0	(39.0)	-	-
Net loss after royalties and dividends	(1,112.2)	(1,112.2)	(26.6)	1,138.6	(1,112.4)
Add: Net loss attributable to noncontrolling interests	-	-	0.2	-	0.2
Net loss attributable to AAM	$(1,112.2)	$(1,112.2)	$(26.4)	$1,138.6	$(1,112.2)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)

September 30, 2009	Holdings	AAM Inc.	All Others	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$-	$45.7	$127.4	$-	$173.1
Short-term investments	-	2.7	6.4	-	9.1
Accounts receivable, net	-	22.4	128.8	-	151.2
Inventories, net	-	25.4	62.6	-	88.0
Prepaid expense and other current assets	-	26.2	34.4	-	60.6
Total current assets	-	122.4	359.6	-	482.0
Property, plant and equipment, net	-	280.3	670.0	-	950.3
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	301.5	71.4	-	372.9
Investment in subsidiaries	-	682.4	-	(682.4)	-
Total assets	$-	$1,386.6	$1,248.8	$(682.4)	$1,953.0
Liabilities and stockholders’ equity (deficit)
Current liabilities
Current portion of long-term debt	$-	$20.1	$16.2	$-	$36.3
Accounts payable	-	61.6	127.7	-	189.3
Accrued expenses and other current liabilities	-	167.2	56.1	-	223.3
Total current liabilities	-	248.9	200.0	-	448.9
Intercompany payable (receivable)	318.0	(584.1)	266.1	-	-
Long-term debt	0.4	1,122.2	20.2	-	1,142.8
Investment in subsidiaries obligation	422.0	-	-	(422.0)	-
Other long-term liabilities	-	1,021.6	79.3	-	1,100.9
Total liabilities	740.4	1,808.6	565.6	(422.0)	2,692.6
Total AAM stockholders’ equity (deficit)	(740.4)	(422.0)	682.4	(260.4)	(740.4)
Noncontrolling interests in subsidiaries	-	-	0.8	-	0.8
Total stockholders’ equity (deficit)	(740.4)	(422.0)	683.2	(260.4)	(739.6)
Total liabilities and stockholders’ equity (deficit)	$-	$1,386.6	$1,248.8	$(682.4)	$1,953.0

December 31, 2008
Assets
Current assets
Cash and cash equivalents	$-	$54.6	$144.2	$-	$198.8
Short-term investments	-	10.6	66.5	-	77.1
Accounts receivable, net	-	81.1	105.8	-	186.9
2008 AAM-GM Agreement receivable	-	60.0	-	-	60.0
Inventories, net	-	18.8	92.6	-	111.4
Other current assets	-	29.7	31.4	-	61.1
Total current assets	-	254.8	440.5	-	695.3
Property, plant and equipment, net	-	393.8	670.4	-	1,064.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	295.7	44.7	-	340.4
Investment in subsidiaries	-	678.4	-	(678.4)	-
Total assets	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$121.7	$129.2	$-	$250.9
Accrued expenses and other current liabilities	-	194.7	72.1	-	266.8
Total current liabilities	-	316.4	201.3	-	517.7
Intercompany payable (receivable)	316.6	(624.3)	307.7	-	-
Long-term debt	0.4	1,094.9	44.6	-	1,139.9
Investment in subsidiaries obligation	118.7	-	-	(118.7)	-
Other long-term liabilities	-	954.4	71.2	-	1,025.6
Total liabilities	435.7	1,741.4	624.8	(118.7)	2,683.2
Total AAM stockholders’ equity (deficit)	(435.7)	(118.7)	678.4	(559.7)	(435.7)
Noncontrolling interests in subsidiaries	-	-	0.2	-	0.2
Total stockholders’ equity (deficit)	(435.7)	(118.7)	678.6	(559.7)	(435.5)
Total liabilities and shareholders’ equity (deficit)	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2009
Operating activities
Net cash provided by (used in) operating activities	$-	$(98.5)	$78.8	$-	$(19.7)
Investing activities
Purchases of property, plant and equipment	-	(47.5)	(64.5)	-	(112.0)
Redemption of short-term investments	-	7.9	60.1	-	68.0
Investment in joint venture	-	-	(10.2)	-	(10.2)
Other investing activities	-	0.1	(3.1)	-	(3.0)
Net cash used in investing activities	-	(39.5)	(17.7)	-	(57.2)
Financing activities
Net debt activity	-	47.5	(14.7)	-	32.8
Intercompany activity	(30.0)	98.8	(68.8)	-	-
Debt issuance costs	-	(18.2)	-	-	(18.2)
Proceeds from issuance of warrants to GM	30.3	-	-	-	30.3
Employee stock option exercises	-	1.0	-	-	1.0
Purchase of treasury stock	(0.3)	-	-	-	(0.3)
Net cash provided by financing activities	-	129.1	(83.5)	-	45.6
Effect of exchange rate changes on cash	-	-	5.6	-	5.6
Net decrease in cash and cash equivalents	-	(8.9)	(16.8)	-	(25.7)
Cash and cash equivalents at beginning of period	-	54.6	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$45.7	$127.4	$-	$173.1

2008
Operating activities
Net cash provided by (used in) operating activities	$-	$(211.9)	$114.6	$-	$(97.3)
Investing activities
Purchases of property, plant and equipment	-	(40.1)	(62.7)	-	(102.8)
Reclassification of cash equivalents to short-term
investments	-	(36.5)	(80.7)	-	(117.2)
Proceeds from sale of equipment	-	1.0	1.3	-	2.3
Net cash used in investing activities	-	(75.6)	(142.1)	-	(217.7)
Financing activities
Net debt activity	-	447.8	(4.9)	-	442.9
Intercompany activity	17.4	(18.0)	0.6	-	-
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Employee stock option exercises,
including tax benefit	-	0.9	-	-	0.9
Dividends paid	(17.3)	-	-	-	(17.3)
Net cash provided by (used in) financing activities	-	430.7	(4.3)	-	426.4
Effect of exchange rate changes on cash	-	-	(0.8)	-	(0.8)
Net increase (decrease) in cash and cash equivalents	-	143.2	(32.6)	-	110.6
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$366.7	$87.5	$-	$454.2

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

 In 2008 and continuing in 2009, the domestic automotive industry experienced a severe downturn.  The collapse of the U.S. housing market, the global financial crisis, a lack of available consumer credit and financing options, rising unemployment, exceptionally low consumer confidence and wildly fluctuating fuel and commodity prices, among other factors, resulted in a sudden and major drop in industry production and sales volumes.  These difficult market conditions exacerbated the financial pressure on the entire domestic automotive industry, and especially the domestic OEMs, resulting in the bankruptcy filings by GM and Chrysler.

We are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 78% of our total net sales in the first nine months of 2009 as compared to 73% for the first nine months of 2008 and 74% for the full-year 2008.

        On June 1, 2009, GM filed for bankruptcy protection in the U.S. Southern District of New York.  Post-bankruptcy GM was purchased out of bankruptcy on July 10, 2009.  On September 16, 2009, AAM and GM entered into the 2009 Settlement and Commercial Agreement upon which we received $110.0 million from GM for cure costs associated with contracts assumed and/or terminated by Motors Liquidation Company in its chapter 11 bankruptcy cases; resolution of outstanding commercial obligations between AAM and GM (including, but not limited to, AAM retaining the programs currently sourced to AAM, AAM amending its standard terms and conditions to be more consistent with GM’s standard terms and conditions with other Tier 1 suppliers, GM’s right to resource one previously awarded program, and GM’s acceptance of its obligation to AAM under the GM postretirement cost sharing agreement); and adjustment of installed capacity levels reserved for existing and awarded programs to reflect new estimates of market demand as agreed between the parties.  As part of this Agreement, we also entered into a $100.0 million Second Lien Term Loan Facility with GM, issued 4.1 million warrants to GM to purchase AAM common stock, and expedited the payment terms on our receivables from GM from approximately 45 days to approximately 10 days in exchange for a 1% early payment discount.  In addition, on September 16, 2009, we entered into a Revolving Credit Amendment and Restatement Agreement, as well as a Term Loan Amendment and Restatement Agreement.  See “LIQUIDITY AND CAPITAL RESOURCES – Financing Activities” for more detail.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program which was previously covered by a Lifetime Program Contract (LPC).  As part of the 2009 Settlement and Commercial Agreement, GM terminated the existing LPCs and confirmed new LPCs.  Substantially all of our sales to GM are made pursuant to the new LPCs.  The new LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 10 years, and require us to remain competitive with respect to technology, design and quality.

We are also the principal supplier of driveline system products for Chrysler’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler were approximately 7% of our total net sales in the first nine months of 2009 as compared to 11% for the first nine months of 2008 and 10% for the full-year 2008.

        On April 30, 2009, Chrysler filed for bankruptcy protection in the U.S. Southern District of New York.  Post-bankruptcy Chrysler was purchased out of bankruptcy on June 10, 2009.  Chrysler has assumed our pre-bankruptcy contracts.

        In the second quarter of 2009, GM announced an extended summer production shutdown for many of their facilities we support.  In connection with its bankruptcy filing, Chrysler temporarily idled its manufacturing operations through its exit from bankruptcy.  We estimate that the extended production shutdowns at GM and Chrysler in the second and third quarters of 2009 adversely affected net sales by $304.3 million and gross profit (loss) by $95.0 million.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Ford Motor Company (Ford), Harley-Davidson and other original equipment manufacturers (OEMs) and Tier I supplier companies such as The Timken Company, Jatco Ltd. and Hino Motors, Ltd.  Our net sales to customers other than GM and Chrysler were 15% of our total net sales in the first nine months of 2009 as compared to 16% in the first nine months of 2008 and 16% for the full-year 2008.

In the third quarter of 2009, we were able to modify our existing debt agreements with our senior lenders and we entered into the 2009 Settlement and Commercial Agreement with GM.  We believe these actions have resolved our short-term liquidity issues.  However, risks and uncertainties continue to exist as it relates to general economic conditions, the health of the global and domestic automotive industry and the long-term viability of our major customers.  We have made significant adjustments to our business plan, global manufacturing footprint, and our cost structure and operating breakeven level to adapt to lower industry production volumes.  We continue to focus on improving our liquidity position and diversifying our customer base and revenue concentrations.  In the first nine months of 2009, we took restructuring actions that resulted in significant special charges, including asset impairments.  These special charges are discussed in “RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008.”  We will continue to monitor these industry risks and uncertainties and will react appropriately.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales  Net sales were $409.6 million in the third quarter of 2009 as compared to $528.1 million in the third quarter of 2008.

        As compared to the third quarter of 2008, our sales in the third quarter of 2009 reflect a decrease of approximately 3% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 80% in products supporting GM’s mid-size light truck and SUV programs.  These decreases in sales reflect the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $100.6 million for the three months ended September 30, 2009.  The decrease in sales also reflects deteriorating general economic conditions, the difficult market conditions in the automotive industry and the cancellation of GM’s mid-size SUV program.

  Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) was $1,396 in the third quarter of 2009 as compared to $1,453 in the third quarter of 2008.  The decrease in the content-per-vehicle is primarily due to lower customer pricing pass throughs related to metal market adjustments.  Our 4WD/AWD penetration rate was 65.4% in the third quarter of 2009 as compared to 62.4% in the third quarter of 2008.  The increase in the penetration rate in the third quarter of 2009 as compared to the third quarter of 2008 is due primarily to mix shifts favoring full-size trucks and SUV programs.

Gross Profit (Loss) Gross profit (loss) was a profit of $88.5 million in the third quarter of 2009 as compared to a loss of $378.4 million in the third quarter of 2008.  Gross margin was 21.6% in the third quarter of 2009 as compared to negative 71.7% in the third quarter of 2008.  The changes in gross profit (loss) and gross margin in the third quarter of 2009 as compared to the third quarter of 2008 reflects the impact of lower special charges, structural cost reductions resulting from the 2008 labor agreements with the International UAW and related capacity reduction initiatives.  The gross profit and gross margin in the third quarter of 2009 includes the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $29.3 million.

Gross profit (loss) for the three months ended September 30, 2009 and 2008 includes special charges and non-recurring operating costs, as shown below (in millions):

	2009	2008
Asset impairments, indirect inventory obsolescence and idled leased assets	$-	$255.9
U.S. hourly workforce and benefit reductions	(41.5)	83.7
Acceleration of BDP expense	-	51.9
Signing bonus	-	0.4
U.S. salaried workforce reductions	0.6	0.9
Other	5.2	6.6
Total special charges and non-recurring operating costs	$(35.7)	$399.4

U.S. hourly workforce and benefit reductions  We recorded a net gain of $41.7 million for the curtailment of certain pension and other postretirement benefits (OPEB) in the third quarter of 2009.  These curtailments relate to UAW-represented associates at our original U.S. locations who have elected to accelerate their remaining BDP payments and terminate employment with AAM in 2009.  We also recorded $0.2 million in special charges related to ongoing attrition programs and related statutory benefits.

        U.S. salaried workforce reductions  In the third quarter of 2009, we recorded net special charges of $0.6 million related to U.S. salaried workforce reductions.  This includes a charge of $1.2 million, primarily related to salaried workforce reductions and a net gain of $0.6 million for the curtailment of certain pension and OPEB related to these salaried workforce reductions.

Other  Other special charges and nonrecurring operating costs were $5.2 million in the third quarter of 2009.  This primarily includes charges related to plant closure costs, the redeployment of assets to support capacity utilization initiatives and estimated postemployment benefits to be paid to associates in our European operations.

  Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $44.0 million or 10.7% of net sales in the third quarter of 2009 as compared to $43.0 million or 8.1% of net sales in the third quarter of 2008.  SG&A includes special charges related to salaried workforce reductions of $0.6 million and a credit of $1.4 million in the third quarter of 2009 and 2008, respectively.  In addition, in the third quarter of 2009, we incurred $5.7 million of professional fees related to restructuring actions.  R&D was $15.1 million in the third quarter of 2009 as compared to $21.2 million in the third quarter of 2008.

Operating Income (Loss)  Operating income (loss) was income of $44.5 million in the third quarter of 2009 as compared to a loss of $421.4 million in the third quarter of 2008.  Operating margin was 10.9% in the third quarter of 2009 as compared to negative 79.8% in the third quarter of 2008.  The changes in operating income (loss) and operating margin were due to factors discussed in Gross Profit (Loss) and SG&A above.

Interest Expense  Interest expense was $20.3 million in the third quarter of 2009 as compared to $18.0 million in the third quarter of 2008.  The increase in interest expense reflects an increase in interest rates and higher average outstanding borrowings in the third quarter of 2009 as compared to the third quarter of 2008.

Investment Income (Loss)  Investment income (loss) was income of $0.8 million in the third quarter of 2009 as compared to a loss of $3.7 million in the third quarter of 2008.  Investment loss in the third quarter of 2008 includes a loss of $5.4 million for a decline in the net asset value of certain short-term investments.

Other Income (Expense), net  Other income (expense), net, which includes the net effect of foreign exchange gains and losses, was income of $0.1 million in the third quarter of 2009 as compared to expense of $1.4 million in the third quarter of 2008.

Income Tax Expense (Benefit)  Income tax expense (benefit) was expense of $5.5 million in the third quarter of 2009 as compared to a benefit of $3.4 million in the third quarter of 2008.  Our effective income tax rate was 22.0% in the third quarter of 2009 as compared to 0.8% in the third quarter of 2008.  Our income tax expense and effective tax rate in the third quarter of 2009 reflects the effect of increasing our contingent tax liabilities by $4.8 million as a result of our quarterly analysis of uncertain tax positions.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net income (loss) attributable to AAM was income of $19.6 million in the third quarter of 2009 as compared to a loss of $440.9 million in the third quarter of 2008.  Diluted EPS was $0.35 in the third quarter of 2009 as compared to a loss of $8.54 in the third quarter of 2008.  Net income (loss) attributable to AAM and EPS for the third quarters of 2009 and 2008 were primarily impacted by the factors discussed in Net Sales, Gross Profit (Loss) and Income Tax Expense above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales  Net sales were $1,057.6 million in the first nine months of 2009 as compared to $1,606.2 million in the first nine months of 2008.

As compared to the first nine months of 2008, our sales in the first nine months of 2009 reflect a decrease of approximately 28% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 81% in products supporting GM’s mid-size light truck and SUV programs.  These decreases in sales reflect the adverse impact of extended production shutdowns at GM and Chrysler which is estimated at $304.3 million for the first nine months of 2009.  The decrease in sales also reflects deteriorating general economic conditions, the difficult market conditions in the automotive industry and the cancellation of GM’s mid-size SUV program.

On February 25, 2008, the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) called a strike at our original U.S. locations.  Sales in the first nine months of 2008 reflect the adverse impact of the International UAW strike, which was estimated at $414.0 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased 4% to $1,408 in the first nine months of 2009 as compared to $1,360 in the first nine months of 2008.  The increase in the content-per-vehicle is due primarily to mix shifts favoring full-size trucks and SUV programs.  Our 4WD/AWD penetration rate was 63.1% in the first nine months of 2009 as compared to 64.5% in the first nine months of 2008.  The decrease of the penetration rate in the first nine months of 2009 as compared to the first nine months of 2008 reflects the impact of the cancellation of GM’s midsize SUV program.

Gross Loss  Gross loss was $99.5 million in the first nine months of 2009 as compared to $893.6 million in the first nine months of 2008.  Gross margin was negative 9.4% in the first nine months of 2009 as compared to negative 55.6% in the first nine months of 2008.  The change in gross loss and gross margin in the first nine months of 2009 as compared to the first nine months of 2008 reflects the impact of lower special charges, structural cost reductions resulting from the 2008 labor agreements with the International UAW and related capacity reduction initiatives.  The gross loss and gross margin in the first nine months of 2009 also includes the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $95.0 million.  In addition, the gross loss and gross margin in the first nine months of 2008 includes the adverse impact of the International UAW strike, which is estimated at $129.4 million.

Gross loss for the nine months ended September 30, 2009 and 2008 includes special charges and non-recurring operating costs, as shown below (in millions):

	2009	2008
Asset impairments, indirect inventory obsolescence and idled leased assets	$172.8	$585.8
U.S. hourly workforce and benefit reductions	(46.9)	221.0
Acceleration of BDP expense	22.5	51.9
Signing bonus	-	19.5
Supplemental Unemployment Benefits (SUB)	-	18.0
U.S. salaried workforce reductions	3.8	7.0
Other	14.3	17.5
Total special charges and non-recurring operating costs	$166.5	$920.7

Asset Impairments, indirect inventory obsolescence and idle leased assets  In the second quarter of 2009, we identified the following impairment indicators:

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

        We recorded asset impairment charges of $147.8 million in the first nine months of 2009 associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” to their estimated fair value.

As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain indirect inventory was determined to be obsolete.  We recorded a charge of $3.9 million in the first nine months of 2009 related to the write down of the net book value of these assets to their estimated net realizable value.

We also recorded a special charge of $21.1 million for the estimated fair value of obligations for leased assets that were permanently idled in the first nine months of 2009.

U.S. hourly workforce and benefit reductions  We recorded a net gain of $61.0 million for the curtailment of certain pension and other postretirement benefits (OPEB) in the first nine months of 2009.  These curtailments primarily relate to UAW-represented associates at our original U.S. locations who have elected to accelerate their remaining BDP payments and terminate employment with AAM in 2009.  We also recorded $14.1 million in special charges related to ongoing attrition programs and related statutory benefits.

Acceleration of BDP expense  We recorded a special charge of $22.5 million in the first nine months of 2009 for the acceleration of BDP expense.  This acceleration relates to revised estimates of the number of UAW-represented associates at our original locations that are expected to be permanently idled throughout the term of the 2008 labor agreements or to voluntarily elect to accelerate their remaining payments and terminate employment.

U.S. salaried workforce reductions  In the first nine months of 2009, we recorded net special charges of $3.8 million related to U.S. salaried workforce reductions.  This includes a charge of $7.4 million, primarily related to salaried workforce reductions and special termination benefits for associates who accepted the voluntary salaried retirement incentive program in the second quarter of 2009, and a net gain of $3.6 million for the curtailment of certain pension and OPEB related to these salaried workforce reductions.

Other  Other special charges and nonrecurring operating costs were $14.3 million in the first nine months of 2009.  This primarily includes charges related to plant closure costs, the redeployment of assets to support capacity utilization initiatives and estimated postemployment benefits to be paid to associates in our European operations.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $133.3 million or 12.6% of net sales in the first nine months of 2009 as compared to $137.3 million or 8.5% of net sales in the first nine months of 2008.  The decrease in SG&A in the first nine months of 2009 is a result of structural cost reduction efforts.  SG&A includes special charges of $2.6 million and $2.0 million related to salaried workforce reductions in the first nine months of 2009 and 2008, respectively.  In addition, we incurred $9.6 million of professional fees related to restructuring actions.  R&D was $50.7 million in the first nine months of 2009 as compared to $63.4 million in the first nine months of 2008.

Operating Loss  Operating loss was $232.8 million in the first nine months of 2009 as compared to $1,030.9 million in the first nine months of 2008.  Operating margin was negative 22.0% in the first nine months of 2009 as compared to negative 64.2% in the first nine months of 2008.  The changes in operating loss and operating margin were due to the factors discussed in Gross Loss and SG&A above.

Interest Expense  Interest expense was $60.4 million in the first nine months of 2009 as compared to $48.4 million in the first nine months of 2008.  The increase in interest expense reflects an increase in interest rates and higher average outstanding borrowings in the first nine months of 2009 as compared to the first nine months of 2008.

Investment Income  Investment income was $2.8 million in the first nine months of 2009 as compared to $0.5 million in the first nine months of 2008.  Investment income in the first nine months of 2008 includes a loss of $5.4 million for the decline in the net asset value of certain short-term investments as of September 30, 2008.

Other Income (Expense), net  Other income (expense), net, which includes the net effect of foreign exchange gains and losses, was expense of $3.6 million in the first nine months of 2009 as compared to income of $0.2 million in the first nine months of 2008.

Income Tax Expense  Income tax expense was $7.8 million in the first nine months of 2009 as compared to $33.8 million in the first nine months of 2008.  Our effective income tax rate was negative 2.7% in the first nine months of 2009 as compared to negative 3.1% in the first nine months of 2008.  Our income tax expense and effective tax rate in the first nine months of 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses and increasing our contingent tax liabilities as a result of our quarterly analysis of uncertain tax positions.  The income tax expense and effective tax rate in the first nine months of 2008 includes the unfavorable tax adjustment related to the establishment of the full valuation allowance of $54.4 million against the net U.S. deferred tax assets.

Net Loss Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net loss attributable to AAM was $301.7 million in the first nine months of 2009 as compared to $1,112.2 million in the first nine months of 2008.  Diluted earnings (loss) per share was a loss of $5.83 in the first nine months of 2009 as compared to a loss of $21.55 in the first nine months of 2008.  Net loss attributable to AAM and EPS for the first nine months of 2009 and 2008 were primarily impacted by the factors discussed in Net Sales, Gross Loss, Interest Expense and Income Tax Expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, working capital investments and capital expenditures.  We also need to fund buydown payments and ongoing attrition programs included in the 2008 labor agreements with the International UAW.  We believe that operating cash flow, available cash, cash equivalent and short-term investment balances and available borrowings under our Amended Revolving Credit Facility and Second Lien Term Loan Facility will be sufficient to meet these needs.  On September 16, 2009, we amended and restated our existing Revolving Credit Facility and Term Loan.  Refer to the "Financing Activities" section below for more information on the amendment and restatement of our loan agreements.

Operating Activities  Net cash used in operating activities was $19.7 million in the first nine months of 2009 as compared to $97.3 million in the first nine months of 2008.  We estimate the adverse impact of the extended production shutdowns on our cash flow from operating activities to be $95 million in the first nine months of 2009.  We have received substantially all of our pre-bankruptcy accounts receivable from GM and Chrysler.  We do not anticipate collection issues with post-bankruptcy accounts receivable balances.

See below for more detail on significant factors related to our cash flow from operations.

2009 Settlement and Commercial Agreement  In the third quarter of 2009, we entered into a settlement and commercial agreement with GM upon which GM agreed to provide us with $110.0 million of cure costs associated with contracts assumed and/or terminated by Motors Liquidation Company in its chapter 11 bankruptcy cases; resolution of outstanding commercial obligations between AAM and GM; and adjustment of installed capacity levels reserved for existing and awarded programs to reflect new estimates of market demand as agreed between the parties.  We received $110.0 million in the third quarter of 2009, $79.7 million of which is classified as cash flow from operations.

         As part of the 2009 Settlement and Commercial Agreement, we agreed to expedited payment terms of “net 10 days” from GM through June 30, 2011 (as compared to previously existing terms of approximately 45 days) in exchange for a 1% early payment discount.  We may elect to extend these terms through December 31, 2013.  Upon expiration of the expedited payment terms, we will be paid on payment terms of approximately 50 days.  We estimate that the accelerated payment terms favorably impacted cash flow from operations by approximately $35 million in the first nine months of 2009 and we estimate the favorable impact of the accelerated payment terms on cash flow from operations to be approximately $70 million for the full year 2009.

2008 AAM-GM Agreement  In 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (AAM-GM Agreement).  Pursuant to this agreement, GM agreed to provide us with $175.0 million of cash payments through April 2009 to support the transition of our UAW represented legacy labor at our original U.S. locations.  We received $115.0 million in the third quarter of 2008 and collected the remaining $60.0 million in the first quarter of 2009.

Buydown Program (BDP) payments  In the first nine months of 2009, we paid $18.8 million for the second lump-sum BDP payment for UAW-represented associates at our original U.S. locations that did not elect to participate in the Special Separation Program in 2008 and have not elected to accelerate their remaining BDP payments and terminate their employment with AAM.

        Cash paid for special charges  In the first nine months of 2009, we made cash payments of $101.5 million for special charges compared to $150.2 million in the first nine months of 2008.  These cash payments primarily related to hourly and salaried workforce reductions, including the acceleration of buydown payments to associates who elected to accelerate their BDP payments and terminate employment.

Pursuant to the 2008 labor agreements, UAW-represented associates at our original U.S. locations who are indefinitely laid off for 30 days have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  We made $42.7 million of accelerated BDP payments in the first nine months of 2009.  We expect accelerated BDP payments to be between $5 million and $15 million in the fourth quarter of 2009.  As of the date of this filing, approximately 135 associates have elected the BDP acceleration option but were not paid as of September 30, 2009.

We expect to make payments of approximately $6 million in the fourth quarter of 2009, $15 million in 2010, $10 million in 2011 and $5 million in 2012 related to our restructuring accrual of $35.9 million as of September 30, 2009.

         Pension and Other Postretirement Benefits  (OPEB) Our regulatory pension funding requirement in 2009 is approximately $15 million.  We expect our net cash outlay for other postretirement benefit obligations in 2009 to be approximately $15 million.

 Investing Activities  Capital expenditures were $112.0 million in the first nine months of 2009 as compared to $102.8 million in the first nine months of 2008.  We expect our capital spending in 2009 to be approximately $140 million.  These expenditures continue to support the future launch of new vehicle programs within our new business backlog and the expansion of our global manufacturing footprint.

 In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  We received $68.0 million of redemptions in the first nine months of 2009 and $9.1 million remain in these funds as of September 30, 2009.

In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  We made an investment of $10.2 million related to the formation of this JV.

Financing Activities  Net cash provided by financing activities was $45.6 million in the first nine months of 2009 as compared to $426.4 million in the first nine months of 2008.  Total debt outstanding increased $39.2 million in the first nine months of 2009 to $1,179.1 million as compared to $1,139.9 million at year-end 2008.

On September 16, 2009, we entered into a Revolving Credit Amendment and Restatement Agreement under which the Credit Agreement dated as of January 9, 2004 was amended and restated (Amended Revolving Credit Facility).  Under the Amended Revolving Credit Facility, we will be required to comply with revised financial covenants related to secured indebtedness leverage and cash interest expense coverage.  We will also be required until June 30, 2010 to maintain an average daily minimum liquidity of $85 million. The Amended Revolving Credit Facility limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions and sell assets. Borrowings under the Amended Revolving Credit Facility will continue to bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for a LIBOR based loan for lenders with commitments under the class A loan facility, which expires December 2011, is currently 6% and the applicable margin for lenders with commitments under the class B loan facility, which expires April 2010, is currently 2.5%. Borrowings under the Amended Revolving Credit Facility will be subject to a collateral coverage test after June 30, 2010.

On September 16, 2009, we entered into a Term Loan Amendment and Restatement Agreement under which the Credit Agreement dated as of June 14, 2007 was amended and restated (Amended Term Loan).  The Amended Term Loan agreement, among other things, replicates substantially all of the covenants and events of default in the Amended Revolving Credit Facility as described above.  Loans under the Amended Term Loan will bear interest at rates based on adjusted LIBOR (with a 3% floor) plus 7% or an alternate base rate plus 6%.  The Amended Term Loan matures on June 14, 2012 and is prepayable at any time.

As of the date of this filing, we are in compliance with all of our debt covenants.

        The Amended Revolving Credit Facility provides up to $476.9 million of revolving bank financing commitments through April 2010 and $369.4 million of such revolving bank financing commitments through December 2011.  At September 30, 2009, we had $87.9 million available under the Amended Revolving Credit Facility.  This availability reflects a reduction of $46.5 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At September 30, 2009, $28.9 million was outstanding and $9.2 million was available under such agreements.

Under the 2009 Settlement and Commercial Agreement, GM agreed to make available to AAM a Second Lien Term Loan Facility of up to $100 million. Borrowings under this facility, if any, will bear interest at LIBOR (with a 2% floor) plus 12%.  The Second Lien Term Loan Facility is not prepayable until June 30, 2011, unless the source of such prepayment is cash generated in AAM’s ordinary course business operations and is subject to an intercreditor agreement with existing senior lenders and cannot be terminated prior to June 30, 2011. Until then, if we require additional liquidity that cannot be satisfied by utilizing a combination of the expedited payment terms, proceeds from sales of common equity, proceeds from the issuance of equity linked securities, cash generated from ordinary course business operations, availability under existing credit facilities (including certain permitted indebtedness), or a permitted refinancing (as set forth in the Second Lien Term Loan Facility), we will be required to borrow under the Second Lien Term Loan Facility.

        Also, as part of the 2009 Settlement and Commercial Agreement, we granted GM with a contingent right of access to certain of our facilities as collateral under the agreement.  In addition, we granted GM a security interest in certain operating assets, certain real estate and intellectual property used in production of GM component parts.  Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at a particular facility, GM may elect to access and use the operating assets and real estate used to manufacture, process and ship GM component parts produced at specified AAM facilities for a period of up to 360 days after invoking its right of access.  GM would also have the right to resource component part production to alternative suppliers. The right of access would continue for ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the expedited payment terms.  If we do not achieve compliance with the Secured Debt Leverage Ratio under the Amended Revolving Credit Facility as of March 31, 2011 (without regard to a waiver, amendment, forbearance or modification of such covenant granted by the Amended Revolving Credit Facility lenders), the right of access will be extended through March 31, 2012.

        We also issued to GM five year warrants, which entitle GM to purchase 4.1 million shares of AAM’s common stock at an exercise price of $2.76 per share.  If we borrow against the Second Lien Term Loan Facility, we will issue GM additional warrants to purchase a pro rata portion of up to an additional 12.5% of AAM’s outstanding common stock based upon the amount drawn at an exercise price of $2.76 per share.  These warrants will expire on September 16, 2014.  We have classified $30.3 million of the payment received from GM as part of the 2009 Settlement and Commercial Agreement as cash flow from financing activities, which represents the fair value of the warrants issued to GM on September 16, 2009.

We paid debt issuance costs of $15.5 million associated with the amendment and restatement of our Revolving Credit Facility and Term Loan in the third quarter of 2009.  We also paid debt issuance costs of $2.7 million associated with the waiver and amendment of our Revolving Credit Facility in the second quarter of 2009.

The weighted-average interest rate of our long-term debt outstanding in the first nine months of 2009 was 6.9% as compared to 7.2% for the year ended December 31, 2008.  As a result of the amendments to the Revolving Credit Facility and Term Loan agreements, we estimate our interest expense for the fourth quarter of 2009 to be approximately $25 million.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first nine months of 2009, and we do not expect such expenditures to be significant for the remainder of 2009.

EFFECT OF NEW ACCOUNTING STANDARDS

       In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements.  This new guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted the new guidance on January 1, 2009 and have retrospectively revised the financial statement presentation of our noncontrolling interests accordingly.

In February 2008, the FASB issued new accounting guidance which defers the effective date of a previously issued accounting standard for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  We adopted the new accounting guidance on January 1, 2009 and it did not have a material impact on our financial statements.

        In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities.  This new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  We adopted this new guidance prospectively on January 1, 2009.

In May 2008, the FASB issued new accounting guidance for the treatment of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. This new guidance was effective for us on January 1, 2009, and the impact was not material.

        In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities.  This new guidance notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  We adopted this new guidance retrospectively on January 1, 2009.  Adoption of this guidance increased basic and diluted shares outstanding by 3.5 million shares and 2.2 million shares for the three months ended September 30, 2009, respectively.  Adoption of this guidance did not increase basic and diluted shares outstanding for the three months ended September 30, 2008 and the nine months ended September 30, 2008 and 2009 as we were in a loss position, and the participating securities are not obligated to fund losses.

        In December 2008, the FASB issued new accounting guidance for employers’ disclosures about postretirement benefit plan assets.  This new guidance requires annual disclosure about the assets held in postretirement benefit plans, including a breakdown by the level of the assets and a reconciliation of any change in Level 3 assets during the year.  It requires disclosures about investment policies and strategies, asset categories, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.  This new guidance is effective for periods ending after December 15, 2009 and we will revise our disclosures accordingly.

       In April 2009, the FASB issued new accounting guidance which expands the frequency of fair value disclosures for publicly traded entities about the fair value of certain financial instruments not recognized at fair value in the statement of financial position to include interim reporting periods.  We adopted this new guidance in the second quarter of 2009 and we have included the expanded disclosures accordingly.

       In May 2009, the FASB issued new accounting guidance on subsequent events.  The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  We adopted this new guidance in the second quarter of 2009 and we have included the required disclosure accordingly.

       In July 2009, the FASB issued new accounting guidance which establishes the FASB Accounting Standards Codification as the official source of GAAP, and its use is effective for periods ending after September 15, 2009.  We adopted this new guidance in the third quarter of 2009.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  At September 30, 2009, we had currency forward contracts with a notional amount of $9.1 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $0.9 million at September 30, 2009.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2009, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at September 30, 2009) on our long-term debt outstanding at September 30, 2009 would be approximately $4 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2009, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 In the third quarter of 2009, we withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock.  The following table provides information about our equity security purchases during the quarter ended September 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2009	53,728	$3.58	-	-
August 2009	-	-	-	-
September 2009	14,088	$5.59	-	-
Total	67,816	$4.00	-	-

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
October 30, 2009

EXHIBIT INDEX

Number	Description of Exhibit

*4.1	Warrant Agreement dated as of September 16, 2009, by and among American Axle & Manufacturing, Inc. and General Motors Company.

++ *10.62	Settlement and Commercial Agreement dated as of September 16, 2009, between American Axle & Manufacturing, Inc. and General Motors Company

*10.63	Second Lien Term Credit Agreement dated as of September 16, 2009, between American Axle & Manufacturing, Inc. and General Motors Company, as lender. Second Lien Collateral Agreement dated as of September 16, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and General Motors Company.

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Access and Security Agreement dated as of September 16, 2009, between American Axle & Manufacturing, Inc. and General Motors Company.

*       Filed herewith

++     Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934