Form 10-K
period 2009-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2010-02-22
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer     ☐           Accelerated filer      ☑              Non-accelerated filer     ☐        Smaller reporting company    ☐
       (Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐      No   ☑

The closing price of the Common Stock on June 30, 2009 as reported on the New York Stock Exchange was $3.44 per share and the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $160.4 million.

As of February 17, 2010, the number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 71,567,175 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2009 and Proxy Statement for  use in connection with its Annual Meeting of Stockholders to be held on April 29, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items  5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2009

			Page Number
Part I	Item 1	Business	1
	Item 1A	Risk Factors	6
	Item 1B	Unresolved Staff Comments	9
	Item 2	Properties	10
	Item 3	Legal Proceedings	11
	Item 4	Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant	11

Part II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
	Item 6	Selected Financial Data	15
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	31
	Item 8	Financial Statements and Supplementary Data	32
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
	Item 9A	Controls and Procedures	69
	Item 9B	Other Information	69

Part III	Item 10	Directors, Executive Officers and Corporate Governance	70
	Item 11	Executive Compensation	70
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
	Item 13	Certain Relationships and Related Transactions, and Director Independence	70
	Item 14	Principal Accounting Fees and Services	70

Part IV	Item 15	Exhibits and Financial Statement Schedules	71

Exhibit 3.02		Amended and Restated Bylaws of American Axle & Manufacturing, Inc.
Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I

Item 1.  Business

As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “AAM” mean American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries and predecessors, collectively.

(a)   General Development of Business

        Holdings, a Delaware corporation, is a successor to American Axle & Manufacturing of Michigan, Inc., a Michigan corporation, pursuant to a migratory merger between these entities in 1999.

        In 2008, and continuing in 2009, the domestic automotive industry experienced a severe downturn.  The collapse of the U.S. housing market, the global financial crisis, a lack of available consumer credit and financing options, rising unemployment, exceptionally low consumer confidence and wildly fluctuating fuel and commodity prices, among other factors, resulted in a sudden and major drop in industry production and sales volumes.  These difficult market conditions exacerbated the financial pressure on the entire domestic automotive industry, and especially the domestic original equipment manufacturers (OEMs), resulting in the unprecedented bankruptcy filings by General Motors and Chrysler.   The U.S. seasonally adjusted annual rate of sales (SAAR) declined from 16.1 million units in 2007 to 13.2 million in 2008 and 10.4 million in 2009 – the lowest U.S. domestic auto industry selling rate in over 25 years.

        As part of the restructuring activities by our largest customers, GM implemented an extended summer production shutdown in the second and third quarters of 2009 for many of their facilities we support and Chrysler temporarily idled its manufacturing operations through its exit from bankruptcy.

        On September 16, 2009, AAM and GM entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement).  As part of the 2009 Settlement and Commercial Agreement we received $110.0 million from GM for cure costs associated with contracts assumed and/or terminated during GM’s chapter 11 bankruptcy proceedings and resolved certain commercial and financial obligations then outstanding between AAM and GM, which resulted in, among other things, AAM retaining all but one program that had previously been sourced to us and an adjustment of our  installed capacity levels reserved for existing and awarded GM programs to reflect new estimates of market demand.  Also, as part of this agreement, we entered into a $100.0 million second lien term loan facility with GM, issued 4.1 million warrants to GM to purchase AAM common stock, and expedited the payment terms on our receivables from GM from approximately 45 days to approximately 10 days in exchange for a 1% early payment discount.  See Item 8, “Financial Statements and Supplementary Data – Note 2 – 2009 Settlement and Commercial Agreement” for more detail.

 In December 2009, we issued $425 million of senior secured notes due 2017 to refinance our senior secured term loan and a portion of our amended revolving credit facility and sold 16.1 million shares of AAM common stock for net proceeds of $109.7 million in order to further improve our liquidity.  In addition, we entered into a Revolving Credit Amendment and Restatement Agreement which, among other things, extended the maturity date of $243.2 million of our amended revolving credit facility to June 30, 2013.  See Item 8, “Financial Statements and Supplementary Data – Note 5 – Long-Term Debt and Lease Obligations” for more detail.

(b)    Financial Information About Segments

         See Item 8, “Financial Statements and Supplementary Data - Note 16 - Segment and Geographic Information” included in this report.

(c)    Narrative Description of Business

Company Overview

We are a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, crankshafts, transmission parts and metal-formed products.

We are the principal supplier of driveline components to GM for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 78% of our total net sales in 2009, 74% in 2008 and 78% in 2007.

        We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program which was previously covered by a Lifetime Program Contract (LPC).  As part of the 2009 Settlement and Commercial Agreement, GM terminated the existing LPCs and entered into new LPCs.  Substantially all of our sales to GM are made pursuant to the new LPCs.  The new LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 10 years, and require us to remain competitive with respect to technology, design and quality.

We are also the principal supplier of driveline system products for Chrysler’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler were approximately 8% of our total net sales in 2009, 10% in 2008 and 12% in 2007.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Volkswagen, Harley-Davidson, Deere & Company, Tata Motors, Mack Truck, Ford Motor Company and other OEMs and Tier I supplier companies such as Hino Motors Ltd. and Jatco Ltd.  Our net sales to customers other than GM and Chrysler were approximately 14% of sales in 2009 as compared to 16% in 2008 and 10% in 2007.

Our principal served market of $34 billion, as estimated based on information available at the end of 2008, is the global driveline market, which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2009	2008	2007
Axles and driveshafts	75.4%	79.2%	84.4%
Chassis components, forged products and other	24.6%	20.8%	15.6%
Total	100.0%	100.0%	100.0%

Business Strategy

        We are focused on increasing our net sales, profitability and cash flow, and strengthening our balance sheet by providing exceptional value to our customers, capitalizing on our competitive strengths and continuing to diversify our customer, product, and geographic sales mix.  In 2006, we initiated a Restructuring, Resizing, and Profit Recovery plan in order for us to achieve a cost structure in line with current and projected levels of customer demand and market requirements.  The comprehensive, multi-year plan has proven successful, yielding significant, permanent structural cost reductions and driving our operating breakeven level down to a U.S. SAAR equivalent of approximately 10 million vehicle units.  These actions position us to significantly improve profitability and free cash flow performance as global economic conditions improve.

        While continuing to emphasize our outstanding track record of operational excellence, we are now focused on accelerating progress on two critical business objectives: profitable growth and business diversification. These critical business objectives include the following actions:

Advancing the diversification and innovation of our product portfolio to increase our total global served market.

•
We have invested more than $830 million in research and development since 1994, resulting in the development of products with industry leading technology for driveline and drivetrain systems and related components for light trucks, SUVs, passenger cars, crossover vehicles, and commercial vehicles.

•
We have accelerated the development and launch of products for passenger cars and crossover vehicles and the global light truck and commercial vehicle markets. As of February 5, 2010, we had approximately $1.0 billion of new and incremental business backlog launching from 2010 to 2014, of which approximately 45% relates to AWD and RWD applications for passenger cars and crossover vehicles and of which approximately 35% relates to driveline applications for the global non-U.S. light truck and commercial vehicle markets.

Growing new customer relationships to continue the diversification of our customer base and product portfolio.

•
We have focused on generating profitable growth with new and existing global OEM customers, as well as commercial vehicle, off-road, and emerging market OEMs. As a result, new business launches in 2010 and 2011 include business with Volkswagen, Audi, Nissan, Mack Truck, Tata Motors, Brilliance China Automotive Co., Ltd., Chery Automobile Co., Ltd., and Mahindra Navistar Automotives Ltd.

•
As of February 5, 2010, we are quoting on approximately $600 million in new business opportunities to continue the diversification and expansion of our customer base, product portfolio and global footprint.

Increasing our exposure to global growth markets to support our customers’ global platforms and establish regional cost competitiveness.

•
We have more than doubled our global installed capacity to support current and future opportunities. Specific actions include expanding facilities in Mexico, Brazil, and Poland, increasing our investment in our China joint venture, and constructing new facilities in India and Thailand.

•
As of February 5, 2010, approximately 70% of our $1.0 billion of new and incremental business backlog launching from 2010 to 2014 is for end use markets outside of North America and approximately 80% has been sourced to our manufacturing facilities outside the U.S.

Sustaining our operational excellence and focus on cost management to deliver exceptional value to our customers and enhance profitability.

•
Our focus on cost management has led to annual structural labor cost reductions in excess of $700 million due to our 2008 labor agreements at our original U.S. locations, reductions in our salaried workforce, and other labor, benefits, and selling, general and administrative spending cuts.

Competition and Strengths

       We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs.  Our principal competitors include Dana Holding Corporation (Dana), Magna International Inc. (Magna), ZF Friedrichshafen AG (ZF Group) and the in-house operations of Chrysler and Ford.  The sector is also attracting new competitors from Asia who are entering both of these product lines through acquisition of OEM non-core operations.

       With a focus on engineering and manufacturing, we support our business strategy and differentiate ourselves through the following strengths:

•
Outstanding long-term daily track records on quality, reliability, delivery, and launch performance - We reduced our discrepant parts per million (“PPM”) performance, as measured by our largest customer, from 13,441 PPM in 1994 to 5 PPM as of December 2009.  We also have a strong track record of successfully supporting new product, process and facility launches.

•
Demonstrated ability to achieve cost savings - We reduced fixed operating costs by more than 50% through our multi-year Restructuring, Resizing and Profit Recovery plan.  In total, annual cost cuts (fixed and variable) exceeded $700 million. This has reduced our operating breakeven to a U.S. SAAR equivalent of approximately 10 million vehicle units.

As a result of our 2008 labor agreements at our original U.S. locations, we converted the former fixed legacy labor cost structure to a highly flexible, competitive and variable cost structure.

We continuously evaluate the need to rationalize excess capacity through consolidation, divesture, idling or closing facilities to maximize productivity and capacity utilization, and further minimize operating and overhead costs.

•
Cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint - We have re-aligned our global installed capacity to increase exposure to global growth markets, support global product development initiatives and establish regional cost competitiveness. This includes having manufacturing facilities in the U.S., Mexico, Brazil, China, India, Thailand and Poland.

All of our global facilities utilize the AAM Manufacturing System, a business philosophy focused on lean manufacturing designed to facilitate cost reductions, improve quality, reduce inventory and improve our operating flexibility.

•
A long-term commitment to develop highly engineered, innovative product, process and systems technology -  We have global engineering capabilities with state of the art product and systems development and analysis tools.  Our advanced product technology reduces the noise, vibration and harshness characteristics of our products while providing enhancements to our customers’ packaging, performance and handling, fuel efficiency and mass reduction initiatives.

Industry Trends

See Item 7, “Management’s Discussion and Analysis – Industry Trends.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs.  Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.  As we expand our global manufacturing footprint, we will need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements.  We currently have contracts with our steel suppliers that ensure continuity of supply.  We also have validations and testing capabilities that enable us to strategically utilize steel sources on a global basis.

Research and Development (R&D)

Since March 1, 1994, we have spent approximately $830 million in R&D focusing on new product, process and system technology development.  We plan to continue to invest in the development of new products, processes and systems to improve efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2009, R&D spending was $67.0 million as compared to $85.0 million in 2008 and $80.4 million in 2007.  The focus of this investment continues to be developing innovative driveline and drivetrain systems and related components for light trucks, passenger cars, SUVs, crossover vehicles and commercial vehicles in the global marketplace.  Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, constant velocity joints, torque transfer devices, chassis modules and front and rear drive axles.  We continue to focus on electronic integration in our existing and future products to advance their performance.  We also continue to support the development of hybrid and electric vehicle systems.  Special focus is also placed on the development of products and systems that provide our customers with efficiency and fuel economy advancements.  Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

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

Our new and incremental business backlog was approximately $1.0 billion at February 5, 2010.  We expect to launch approximately $700 million of our new and incremental business backlog in the 2010, 2011 and 2012 calendar years.  The balance of the backlog is planned to launch in 2013 and 2014.  Approximately 45% of our new business backlog relates to RWD and AWD applications for passenger cars and crossover vehicles.  Approximately 70% of our new business backlog will be for end use markets outside of North America and approximately 80% of our new business backlog has been sourced to our non-U.S. facilities.  The portion of our backlog associated with GM is approximately $700 million.

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

The automotive industry’s cyclicality was exacerbated in 2009 by GM’s extended summer production shutdown and Chrysler’s temporary idling of its manufacturing operations during its bankruptcy.

Environmental Matters

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup.  We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs.  Such expenditures were not significant in 2009, 2008 and 2007.

Associates

We employ approximately 6,500 associates, approximately 2,700 of which are employed in the U.S.  Approximately 1,500 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW).  Approximately 800 associates represented by the UAW at our original facilities in Michigan and New York are subject to a collective bargaining agreement that expires February 25, 2012.  An additional 700 associates at our Colfor Manufacturing, Inc. and MSP Industries Corporation subsidiaries are represented by the UAW under collective bargaining agreements that expire June 2, 2010 and April 17, 2013, respectively.  In addition, approximately 100 associates at our Albion Automotive subsidiary in Scotland, approximately 2,500 associates at our Guanajuato Manufacturing Complex in Mexico and approximately 300 associates at our Araucaria Manufacturing Facility in Brazil are represented by labor unions that are subject to collective bargaining agreements.  The collective bargaining agreement at Albion may be modified upon agreement by the parties and the agreements in Mexico and Brazil expire annually.

Internet Website Access to Reports

The website for American Axle & Manufacturing Holdings, Inc. is www.aam.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

	December 31,
	2009	2008	2007
	(in millions)
Net sales
United States	$979.7	$1,306.5	$2,069.0
Canada	66.5	166.2	385.3
Mexico	371.6	469.2	630.6
Other	103.8	167.3	163.3
Total net sales	$1,521.6	$2,109.2	$3,248.2

Long-lived assets
United States	$818.0	$939.1	$1,507.4
Mexico	410.3	432.3	442.0
Other	214.2	160.4	164.5
Total long-lived assets	$1,442.5	$1,531.8	$2,113.9

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

General economic conditions may have an adverse impact on our operating performance and results of operations.

The recent global financial crisis has impacted our business and our customers’ business in the U.S. and globally.  The U.S. SAAR declined from 16.1 million units in 2007 to 13.2 million in 2008 and 10.4 million in 2009.  During 2009, the automotive industry experienced its lowest U.S. domestic selling rate in over 25 years.  Continued weakness or deteriorating conditions in the U.S. or global economy that results in further reduction of automotive production and sales by our largest customers may adversely affect our business, financial condition and results of operations.  Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

       Our business is significantly dependent on sales to GM and Chrysler.

       We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM’s RWD and 4WD/AWD axle requirements for these vehicle platforms. Sales to GM were approximately 78% of our total net sales in 2009, 74% in 2008 and 78% in 2007.  A reduction in our sales to GM or a reduction by GM of its production of RWD light trucks or SUVs, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

       We are also the principal supplier of driveline system products for Chrysler’s Dodge Ram program and its derivatives.  Sales to Chrysler accounted for approximately 8% of our total net sales in 2009, 10% in 2008 and 12% in 2007.  A reduction in our sales to Chrysler or a reduction by Chrysler of its production of the Dodge Ram program, as a result of market share losses of Chrysler or otherwise, could have a material adverse effect on our results of operations and financial condition.

       Our business and financial condition and results of operations could be adversely affected if we fail to comply with the terms and conditions of the various commercial and financing agreements with GM.

       As part of the 2009 Settlement and Commercial Agreement, we entered into a Settlement and Commercial Agreement, an Access and Security Agreement, a Second Lien Term Loan Facility and a Warrant Agreement with GM.  These agreements govern our commercial relationship with GM and provide AAM with expedited payment terms of “net 10 days” at a 1% discount rate and a Second Lien Term Loan Facility.  Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at any specified facility, the Access and Security Agreement provides GM with the right of use and access to the operating assets and real estate used by AAM at such facility to manufacture, process and ship GM component parts produced at such AAM facility and to use certain of AAM’s intellectual property necessary to manufacture such component parts on a royalty-free basis for up to 360 days, as well as to resource component part production to alternative suppliers. The invoking of its right of access by GM could have a material adverse impact on our business and results of operations and financial condition. In addition, should we become ineligible for the expedited payment terms or if default occurs that results in acceleration of any of our indebtedness or the inability to draw under our credit facilities, including the Second Lien Term Loan Facility, this would have a material adverse impact on our financial condition.

       Our business is dependent on the rear-wheel drive light truck and SUV market segments in North America.

       A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms in North America. Sales and production levels of light trucks and SUVs are being affected by many factors, including changes in consumer demand; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; and government regulation, such as the Corporate Average Fuel Economy (CAFE) regulations and related emissions standards promulgated by federal and state regulators.  In 2009, U.S. President Barack Obama announced new CAFE regulations that would increase the U.S. fuel-economy standard industry average to 35.5 miles per gallon by year 2016.  Our customers are currently reacting to these regulations, including the potential impact on consumer preferences and demand for vehicles.  A reduction in the market segment we currently supply could have a material adverse impact on our results of operations and financial condition.

       Our financial condition and operations may be adversely affected by a violation of financial and other covenants.

       Our Amended Revolving Credit Facility and Second Lien Term Loan Facility contain financial covenants related to secured indebtedness leverage and interest coverage.  The Amended Revolving Credit Facility, the Second Lien Term Loan Facility and our 9.25% Senior Secured Notes due 2017 (9.25% Notes) impose limitations on our ability to make certain investments, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, merge, make acquisitions or sell all or substantially all of our assets.  The Amended Revolving Credit Facility and the 9.25% Notes also significantly restrict our ability to incur additional secured debt.  The Amended Revolving Credit Facility, the Second Lien Term Loan Facility, the 9.25% Notes and the indentures governing our senior unsecured notes also include customary events of default.  Obligations under the Amended Revolving Credit Facility, the Second Lien Term Loan Facility and the 9.25% Notes are guaranteed by our U.S. subsidiaries that hold domestic assets.  In addition, the Amended Revolving Credit Facility and the 9.25% Notes are secured on a first priority basis (and the Second Lien Term Loan Facility is on a second priority basis) by all or substantially all of our assets, the assets of Holdings and each guarantor’s assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets and a portion of the capital stock of the first tier foreign subsidiaries of AAM and each guarantor.  A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with these contracts.  A default or acceleration under the Amended Revolving Credit Facility, the 9.25% Notes, the indentures governing our senior unsecured notes or the Second Lien Term Loan Facility may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries and guarantors’ ability to operate their business and our results of operations and financial condition.

       Our business could be adversely affected by the cyclical nature of the automotive industry.

        Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors, such as credit availability, interest rates, fuel prices and consumer confidence. The current cyclical downturn has been exacerbated by a rapid and severe economic decline in the U.S. and globally.  Our business may be further adversely affected by a continued economic decline that results in a further reduction of automotive production and sales by our largest customers. Our business may also be adversely affected by reduced demand for the product programs we currently support, or if we do not obtain sales orders for new or redesigned products that replace our current product programs.

        We may undertake further restructuring actions.

        We have taken restructuring actions in recent years in order to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements.  If we are required to take further restructuring actions, the charges related to these actions may have a material adverse effect on our results of operations and financial condition.

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

        Worldwide commodity market conditions have resulted in volatility in the cost of steel and other metallic materials in recent years.  Furthermore, the cost of such steel and metallic materials needed for our products may increase, especially if general economic conditions and customer demand increase.  If we are unable to pass cost increases on to our customers, this could have a material adverse effect on our results of operations and financial condition.

         Our business could be adversely affected by disruptions in our supply chain.

         We depend on a limited number of suppliers for certain key components and materials needed for our products. We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources.  As we expand our global manufacturing footprint, we will need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements. These supply chain characteristics make us susceptible to supply shortages and price increases. In addition, in recent years, several of our direct material suppliers have filed for bankruptcy protection. There can be no assurance that the suppliers of critical components and materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

        Our business could be adversely affected if we fail to maintain satisfactory labor relations.

        Substantially all of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements.  Substantially all of our hourly associates in the U.S. are represented by the International UAW.  Approximately 800 of our UAW represented associates are covered by labor agreements that expire on February 25, 2012.  In the process of negotiating these agreements, the International UAW called a strike against AAM in February 2008 that lasted 87 days and significantly disrupted our operations and the operations of our customers and suppliers.  There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage that could have a material adverse impact on our results of operations and financial condition.  In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

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

         Annual price reductions are a common practice in the automotive industry. The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established.  Many of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. If we must accommodate a customer’s demand for higher annual price reductions and are unable to offset the impact of any such price reductions through continued technology improvements, cost reductions and other productivity initiatives, our results of operations and financial condition could be adversely affected.

         Our business faces substantial competition.

         The automotive industry is highly competitive. Our competitors include the driveline component manufacturing facilities controlled by certain existing OEMs, as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply.  Some of our competitors are affiliated with OEMs and others have economic advantages as compared to our business, such as patents, existing underutilized capacity and lower wage and benefit costs.  Certain competitors have recently emerged from bankruptcy, which has allowed them to reduce their debt and could adversely affect our ability to compete with them relative to cost and pricing.  Technology, design, quality, delivery and cost are the primary elements of competition in our industry segment.  As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce costs.  These strategies include supply base consolidation and global sourcing.  Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships, bankruptcy reorganization or financial and other resources that we do not possess.  Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

         Our company’s global operations are subject to risks and uncertainties.

         We have business and technical offices and manufacturing facilities in many countries, including Mexico, Brazil, the U.K., China, Poland, India and Thailand.  International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. Our global operations may also be adversely affected by political events and domestic or international terrorist events and hostilities. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

        Our company faces rising costs for pension and other postretirement benefit obligations.

        We have significant pension and other postretirement benefit obligations to certain of our associates and retirees. Our ability to satisfy the funding requirements associated with these obligations will depend on our cash flow from operations and our ability to access credit and the capital markets.  The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation.  Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets and the health care cost trend rate.  If the actual trends in these factors are less favorable than our assumptions, this could have an adverse affect on our results of operations and financial condition.

        We may incur material losses and costs as a result of product liability and warranty claims, litigation and other disputes and claims.

        We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Our largest customers have recently extended their warranty protection for their vehicles. Other OEMs have also similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality, reliability and warranty performance.  This trend may also result in higher cost recovery claims by OEMs to suppliers whose products incur a higher rate of warranty claims. Historically, we have experienced negligible warranty charges from our customers due to our contractual arrangements and the quality, warranty, reliability and durability performance of our products.  As part of the 2009 Settlement and Commercial Agreement, AAM has agreed to increase its warranty cost sharing with GM beginning in 2011.  If our customers demand higher warranty related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations or financial condition.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.    Properties

We operate in 13 countries and have 33 manufacturing, engineering and business office facilities worldwide of which the principal facilities are:

Name	Type of Interest	Function
Detroit Manufacturing Complex Detroit, MI	Owned	Rear and front axles and steering linkages
Three Rivers Manufacturing Facility Three Rivers, MI	Owned	Rear axles and driveshafts, front auxiliary driveshafts, universal joints and driveheads
Cheektowaga Manufacturing Facility Cheektowaga, NY	Owned	Forged and machined products
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH Salem, OH	Owned Owned Owned	Forged products Forged and machined products Forged and machined products and rear axles
MSP Industries Oxford, MI	Leased	Forged and machined products
Oxford Forge Oxford, MI	Owned	Forged products
DieTronik Auburn Hills, MI	Owned	Tool & die manufacturer
AccuGear, Inc. Fort Wayne, IN	Owned	Forged and machined products
Lancaster Manufacturing Facility Lancaster, Pennsylvania	Leased	Assembly of axles for commercial vehicles
Guanajuato Manufacturing Complex Guanajuato, Mexico	Owned	Rear axles and driveshafts, front axles, front auxiliary driveshafts, forging products, rear differential modules and power transfer units
Araucária Manufacturing Facility Araucária, Brazil	Owned	Front and rear axles, machining of forged and cast products, and constant velocity joints
Albion Automotive Glasgow, Scotland Lancashire, England	Leased Leased	Front and rear axles for medium and heavy-duty trucks and buses Crankshafts
Swidnica Manufacturing Facility Swidnica, Poland	Owned	Transmission differentials
Changshu Manufacturing Facility Changshu, China	Owned	Rear axles, gear sets and machined cases
AAM Sona Manufacturing Facility Pantnagar, India	Owned	Rear axles
Corporate Headquarters Detroit, MI	Owned	Executive and administrative offices
Technical Center Rochester Hills, MI	Owned	R&D, design engineering, metallurgy, testing and validation

            We believe that our property and equipment is properly maintained and in good operating condition.  As a result of the distress in the automotive industry and recent significant declines in production and sales volumes of our major customers, there is significant excess production capacity in our facilities.  As part of our multi-year restructuring initiatives, we have closed facilities, idled and consolidated a significant portion of our Detroit Manufacturing Complex, and realigned our global capacity to meet global production requirements and establish regional cost competitiveness.  We will continue to evaluate capacity requirements in light of current and projected market conditions.  We also intend to continue redeploying assets in order to increase our capacity utilization and reduce future capital expenditures to support program launches.

Item 3.  Legal Proceedings

      We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

      We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup.  We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs.  Such expenditures were not significant in 2009, 2008 and 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Executive Officers of the Registrant

Name	Age	Position
Richard E. Dauch .………………….….	67	Co-Founder, Chairman of the Board & Chief Executive Officer
David C. Dauch ………………………...	45	President & Chief Operating Officer
John J. Bellanti…………………….……	55	Executive Vice President – Worldwide Operations
Patrick S. Lancaster……………….……	62	Executive Vice President, Chief Administrative Officer & Secretary
Michael K. Simonte………………..…...	46	Executive Vice President – Finance & Chief Financial Officer
Mark S. Barrett…………………………	49	Vice President – Engineering & Product Development
David A. Culton………………………..	44	Vice President – Commercial
Curt S. Howell……………………..……	47	Vice President – AAM – Americas
John E. Jerge………………...………….	48	Vice President – Materials, Logistics, Quality & Labor Relations
Steven J. Proctor…………………….….	53	President – AAM Asia, Vice President – AAM Corporate
Alberto L. Satine…………………..……	53	Vice President – Strategic & Business Development
John S. Sofia………………………..…..	50	Vice President – Commercial Vehicle Business Unit
Norman Willemse………………….…..	53	Vice President – Global Metal Formed Product Business Unit

Richard E. Dauch, age 67, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994.  In October 1997, he was named Chairman of the Board of Directors.  He was also President of AAM from March 1994 through December 2000.  Prior to March 1994, he spent 12 years at the Chrysler Corporation, where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process.  He is a retired officer from the Chrysler Corporation. Mr. Dauch’s last position at Chrysler, in 1991, was Executive Vice President of Worldwide Manufacturing.  Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States.  Mr. Dauch has more than 45 years of experience in the automotive industry.  Mr. Dauch was named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturers Association, and the 1999 Michiganian of the Year by The Detroit News.  In 2003, he received the Harvard Business School of Michigan Business Statesman Award, the Ernst & Young Entrepreneur of the Year Award, and the Northwood University Outstanding Business Leader Award.  In 2005, he received the CEO Legend Award from Automation Alley, and in 2006, he received the Shien-Ming Wu Foundation Manufacturing Leadership Award.  Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.), and currently serves on the Board of Directors of that organization.  He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages.  Richard E. Dauch is the father of David C. Dauch.

David C. Dauch, age 45, has been President and Chief Operating Officer since June 2008.  Prior to that, he served as Executive Vice President & COO (since December 2007); Executive Vice President – Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing – Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996).  Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration.  Prior to joining our Company, Mr. Dauch held various positions at Collins & Aikman Products Company, including Sales Manager.  David C. Dauch is the son of Richard E. Dauch.

John J. Bellanti, age 55, has been Executive Vice President – Worldwide Operations since September 2008.  Prior to that, he served as Group Vice President – Manufacturing Services, Capital Planning & Cost Estimating (since December 2007); Vice President – Manufacturing Services, Capital Planning & Cost Estimating (since July 2006); Vice President - Engineering & Chief Technology Officer (since May 2004); Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994).  Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager.  Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Patrick S. Lancaster, age 62, has been Executive Vice President, Chief Administrative Officer & Secretary since April 2009.  Prior to that, he served as Vice President, Chief Administrative Officer & Secretary (since September 2003); Group Vice President, Chief Administrative Officer & Secretary (since January 2001); Vice President & Secretary (since March 2000); Vice President, General Counsel & Secretary (since November 1997) and General Counsel & Secretary (since June 1994).  Mr. Lancaster is a member of the State Bar of Michigan.

Michael K. Simonte, age 46, has been Executive Vice President – Finance & Chief Financial Officer since February 2009.  Simonte previously served as Group Vice President – Finance & Chief Financial Officer (since December 2007); Vice President – Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. In that role, he coordinated all of the financial accounting, planning and reporting activities of the company until he was appointed as Treasurer in September 2002.  Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP.  Mr. Simonte is a certified public accountant.

Mark S. Barrett, age 49, has been Vice President – Engineering & Product Development since October 2008.  Prior to that, he served as Executive Director, Engineering & Product Development (since January 2008); Executive Director, Axle & Drivetrain (since November 2006); Executive Director, Powertrain, Driveshaft and Halfshaft Engineering (since January 2006); Executive Director, Released and Domestic Programs (since January 2004); Director, Mid Size Axle Programs (since December 1998) and Staff Project Engineer (since joining our Company in March 1994).  Prior to joining our Company, Mr. Barrett served at General Motors for 9 years in a variety of manufacturing and engineering positions.

David A. Culton, age 44, has been Vice President – Commercial since September 2009.  Prior to that, he served as Vice President – Unibody Vehicle Business Unit (since October 2008); Controller (since April 2007); Executive Director, Sales (since July 2006); Director, Commercial Analysis (since August 2004); Director, Finance – Operations (Since June 2003); Finance Manager (since August 1999); and Assistant Finance Manager (since joining our Company in September 1998).  Prior to joining our Company, Mr. Culton served at Chrysler Corporation for 10 years in a variety of management, finance, engineering and manufacturing positions.

Curt S. Howell, age 47, has been Vice President – AAM – Americas since September 2009.  Prior to that, he served as Vice President – Full Frame Vehicle Business Unit (since October 2008); Vice President – Global Driveline Operations (since December 2007); General Manager, International Operations (since June 2007); General Manager, Asia (since October 2005); General Manager, Latin/South America Driveline Operations (since January 2004); Executive Director, Cost Estimating (since January 2003); Executive Director, Worldwide Sales (since January 2001); Managing Director, AAM De Mexico (since January 1998); Director, Worldwide Programs (since joining our Company in April 1994). Prior to joining our Company, Mr. Howell served at Chrysler Corporation for 7 years in a variety of engineering, sales and service positions.

John E. Jerge, age 48, has been Vice President – Materials, Logistics, Quality & Labor Relations since September 2009.  Prior to that, he served as Vice President – Driveshaft & Halfshaft Business Unit (since October 2008); Vice President - Human Resources (since September 2004); Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997); Manufacturing Manager, Buffalo Gear Axle & Linkage (since March 1996); Area manager of Axles and Area Manager of Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Jerge served at Chrysler Corporation for 10 years in a variety of manufacturing, engineering and plant management positions.

Steven J. Proctor, age 53, has been President – AAM Asia, Vice President – AAM Corporate since October 2008.  Prior to that, he served as Vice President - Sales & Marketing (since June 2004); Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994).  Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Alberto L. Satine, age 53, has been Vice President – Strategic & Business Development since November 2005. Prior to that, he served as Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001).  Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana’s Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

John S. Sofia, age 50, has been Vice President – Commercial Vehicle Business Unit since March 2008.  Prior to that, he served as Vice President – Product Engineering, Commercial Vehicle Operations & Chief Technology Officer (since December 2007); Vice President – Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994).  Prior to joining our Company, Mr. Sofia served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

Norman Willemse, age 53, has been Vice President – Global Metal Formed Product Business Unit since October 2008.  Prior to that, he served as Vice President – Global Metal Formed Product Operations (since December 2007); General Manager – Metal Formed Products Division (since July 2006) and Managing Director – Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for 7 years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

              Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.”

              On February 27, 2009, we were notified by the NYSE that we have fallen below their continued listing standard related to our total market capitalization and stockholders’ equity.  On June 1, 2009, we were notified by the NYSE that we had regained compliance with NYSE’s continued listing standards.  We are currently in compliance with the NYSE continued listing standards.

Stockholders and High and Low Sales Prices

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
High	$2.83	$4.50	$8.13	$8.41	$8.41
Low	$0.29	$1.00	$1.13	$5.63	$0.29
2008
High	$23.08	$22.75	$8.74	$5.38	$23.08
Low	$16.22	$7.99	$4.86	$1.03	$1.03

Prices are the quarterly high and low closing sales prices for our common stock as reported by the NYSE.  We had approximately 403 stockholders of record as of February 17, 2010.

Dividends

We did not declare or pay any cash dividends on our common stock in 2009.  Our debt agreements limit our ability to declare or pay dividends or distributions on capital stock.  We declared and paid quarterly cash dividends of $0.02 per share in the last two quarters of 2008, and $0.15 per share in the first two quarters of 2008 and the four quarters of 2007.  We paid $18.3 million and $31.8 million to stockholders of record under the quarterly cash dividend program during 2008 and 2007, respectively.

Issuer Purchases of Equity Securities

In the fourth quarter of 2009, the Company withheld and repurchased shares to pay taxes due upon the vesting of certain individuals’ restricted stock grants.  The following table provides information about our equity security purchases during the quarter ended December 31, 2009:

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2009	-	$-	-	-
November 2009	1,149	$20.89	-	-
December 2009	65,193	$8.02	-	-

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans since the Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan expired on January 8, 2009.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY
Year Ended December 31,
(in millions, except per share data)

	2009		2008		2007		2006		2005
Statement of operations data
Net sales	$1,521.6		$2,109.2		$3,248.2		$3,191.7		$3,387.3
Gross profit (loss)	(31.1)		(865.2)		278.4		(129.4)		305.0
Selling, general and administrative expenses	172.7		185.4		202.8		197.4		199.6
Operating income (loss)	(203.8)		(1,050.6)		75.6		(326.8)		105.4
Net interest expense	(82.5)		(67.9)		(52.3)		(38.8)		(27.2)
Net income (loss) attributable to AAM	(253.1	)(a)(b)	(1,224.3	)(a)	37.0	(a)(b)	(223.0	)(a)(b)	56.2
Diluted earnings (loss) per share	$(4.81)		$(23.73)		$0.69	*	$(4.43)		$1.09 *
Diluted shares outstanding	52.6		51.6		53.8	*	50.4		51.5 *

Balance sheet data
Cash and cash equivalents	$178.1		$198.8		$343.6		$13.5		$3.7
Total assets	1,986.8		2,247.7		3,135.9		2,793.6		2,948.7
Total long-term debt	1,071.4		1,139.9		858.1		672.2		489.2
Total AAM stockholders’ equity (deficit)	(560.2)		(435.7)		899.4		822.5		1,003.9
Dividends declared per share	-		0.34		0.60		0.60		0.60

Statement of cash flows data
Cash provided by (used in) operating activities	$15.9		$(163.1)		$367.9		$185.7		$280.4
Cash used in investing activities	(74.6)		(231.7)		(186.5)		(323.6)		(305.7)
Cash provided by financing activities	32.1		254.5		148.3		147.3		14.8
Dividends paid	-		(18.3)		(31.8)		(31.0)		(30.4)

Other data
Depreciation and amortization	$134.7		$199.5		$229.4		$206.0		$185.1
Capital expenditures	141.5		140.2		186.5		286.6		305.7
Purchase buyouts of leased equipment	-		-		-		71.8		-

(a)
Includes special charges, asset impairments, and other non-recurring costs and tax refunds of $120.5 million in 2009, $985.4 million in 2008, $58.7 million in 2007 and $248.2 million in 2006, net of tax, primarily related to restructuring actions.

(b)	Includes charges of $7.7 million in 2009, $3.5 million in 2007 and $1.8 million in 2006, net of tax, related to debt refinancing and redemption costs.

*	These amounts have been adjusted to reflect the cumulative change in accounting described in Item 8, “Financial Statements and Supplementary Data - Note 1 - Organization and Summary of Significant Accounting Policies.”

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, crankshafts, transmission parts and metal-formed products.

We are the principal supplier of driveline components to General Motors LLC for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 78% of our total net sales in 2009, 74% in 2008 and 78% in 2007.

        We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program which was previously covered by a Lifetime Program Contract (LPC).  As part of a settlement and commercial agreement, as described below, GM terminated the existing LPCs and entered into new LPCs in 2009.   Substantially all of our sales to GM are made pursuant to the new LPCs.  The new LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 6 to 10 years, and require us to remain competitive with respect to technology, design and quality.

We are also the principal supplier of driveline system products for the Chrysler LLC’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler were 8% of our total net sales in 2009, 10% in 2008 and 12% in 2007.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Volkswagen, Harley-Davidson, Deere & Company, Tata Motors, Mack Truck, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Hino Motors Ltd. and Jatco Ltd.  Sales to customers other than GM and Chrysler accounted for approximately 14% of our total net sales in 2009 as compared to 16% in 2008 and 10% in 2007.

RECENT DEVELOPMENTS

         In 2009, GM entered and exited bankruptcy with assistance from the U.S. government.  On September 16, 2009, AAM and GM entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement).  As part of this agreement, we received $110.0 million from GM for cure costs associated with contracts assumed and/or terminated during GM’s chapter 11 bankruptcy proceedings and resolved certain commercial and financial obligations then outstanding between AAM and GM, which resulted in, among other things, AAM retaining all but one program that had previously been sourced to us and an adjustment of our installed capacity levels reserved for existing and awarded GM programs to reflect new estimates of market demand.  We recorded $79.7 million of deferred revenue related to the 2009 Settlement and Commercial Agreement, which we will recognize into revenue through 2019.

 In addition, GM confirmed its obligation to AAM under the GM postretirement cost sharing agreement and AAM amended its terms and conditions to be more consistent with the standard terms and conditions GM has with other Tier 1 suppliers (including commercial revisions related to metal market, warranty cost sharing, cost reductions programs, productivity commitments and payment terms).  We do not expect these commercial revisions to have an impact on our results of operations until 2011.

 Also, as part of this agreement, we entered into a $100.0 million second lien term loan facility with GM (Second Lien Term Loan Facility), issued 4.1 million warrants to GM to purchase AAM common stock, and expedited the payment terms on our receivables from GM from approximately 45 days to approximately 10 days in exchange for a 1% early payment discount (Expedited Payment Terms).

 In 2009, Chrysler also entered and exited bankruptcy with assistance from the U.S. government.  Chrysler has assumed our pre-bankruptcy contracts.

 GM implemented an extended summer production shutdown for many of their facilities we support during the second and third quarters of 2009.  In connection with its bankruptcy filing, Chrysler temporarily idled its manufacturing operations through its exit from bankruptcy.  We estimate that the extended production shutdowns at GM and Chrysler in the second and third quarters of 2009 adversely affected net sales by $304.3 million and gross profit (loss) by $95.0 million.

In the third quarter of 2009, and concurrent with the 2009 Settlement and Commercial Agreement, we modified our existing debt agreements with our senior lenders.  In the fourth quarter of 2009, we strengthened our liquidity position by issuing $425 million of new senior secured notes, selling 16.1 million shares of our common stock for net proceeds of $109.7 million and amending and extending our existing revolving credit facility (Amended Revolving Credit Facility).

Through our comprehensive multi-year restructuring actions, we have made significant adjustments to our business plan, global manufacturing footprint, and our cost structure and operating breakeven level to adapt to lower industry production volumes.  In 2009, we took restructuring actions that resulted in significant special charges.  These special charges are discussed in “RESULTS OF OPERATIONS.”

        Risks and uncertainties continue to exist relative to general economic conditions, the health of the global and domestic automotive industry and the long-term viability of our major customers.  However, we believe that we have substantially completed the significant restructuring actions necessary for us to align our global capacity with current and projected market demand and establish regional cost competitiveness on a global basis.  Although we continuously evaluate the need to rationalize excess capacity and further minimize operating costs, we do not currently expect to incur the level of special charges that we have experienced in recent years.

        As we look beyond 2009, we are focused on increasing net sales while diversifying our customer, product and geographic sales mix.  We are also focused on improving our profitability and cash flow in order to strengthen our balance sheet.  Based on the expected stabilization and possible improvement of general economic and industry specific conditions, planned launch of approximately $300 million of our new and incremental business backlog and the favorable impact of the structural cost reductions resulting from our recent restructuring actions, we believe that 2010 will allow us an opportunity to make progress on these critical business objectives.

INDUSTRY TRENDS

       There are a number of significant trends affecting the highly competitive automotive industry.  Most notable is the automotive industry’s severe downturn, highlighted by an unprecedented drop in industry volumes that began in 2008 and continued throughout 2009.  The industry was significantly affected by continued deteriorating global economic conditions, unstable credit markets, sharply declining consumer confidence and volatile fuel prices.  These factors weakened the financial strength of many of the OEMs and suppliers, several of which filed for bankruptcy protection in 2009.  Although the deterioration of the economy and credit markets impacted the U.S. most significantly, this dynamic has affected the automotive industry worldwide.  Along with the general economic decline, the industry continues to experience depressed U.S. production volumes, reduced U.S. domestic OEM market share, intense global competition, volatile fuel, steel, metallic and other commodity prices and significant pricing pressures.  As a result, OEMs and their suppliers have aggressively developed and implemented strategies to reduce costs, which include a massive restructuring of U.S. operations, shifting production to low cost regions and sourcing on a global basis.  At the same time, the industry is focused on investing in future products that will incorporate the latest technology, meet customer demands and comply with government regulations.

       FINANCIAL DISTRESS OF U.S. DOMESTIC AUTOMOTIVE INDUSTRY   The collapse of the U.S. housing market, the global financial crisis, rising unemployment and the lowest consumer confidence level in a quarter century have all contributed to the fragile financial state of the U.S. domestic OEMs.  Excess installed capacity, fluctuating fuel prices, volatile steel, metallic and other commodity prices, higher energy costs and high fixed cost structures have exacerbated the financial pressure on the industry.  Uncertain industry conditions and the stringent credit markets have greatly reduced the ability of companies to obtain essential financing.  In 2009, both GM and Chrysler entered and exited bankruptcy with assistance from the U.S. government.  We also continued to see numerous suppliers either file for bankruptcy protection or liquidate.  In response to the industry conditions, the U.S. domestic OEMs and their suppliers, including AAM, have undertaken wide-scale domestic capacity reduction initiatives, workforce reductions and other restructuring actions to reduce costs.  Despite the significant restructuring actions taken and the domestic automotive industry beginning to show signs of recovery towards the end of 2009, we are likely to experience further consolidation among suppliers and could see additional bankruptcies in the supply base.

       U.S. AUTOMOTIVE PRODUCTION LEVELS   As a result of deteriorating global economic conditions, restrictive credit markets and declining consumer confidence, U.S. automotive production decreased dramatically in 2009.  The U.S. Seasonally Adjusted Annual Rate (SAAR) of sales declined from 16.1 million units in 2007 to 13.2 million in 2008 and 10.4 million in 2009 – the lowest U.S. domestic auto industry selling rate in over 25 years.  Reduced U.S. automotive production levels is intensifying the challenges the industry faces with regard to excess installed capacity, high fixed cost structures and limited access to capital.  In recent years, and continuing in 2009, we have taken numerous restructuring actions to reduce our fixed operating costs and increase the variability of our cost structure, which better position us to manage through such adverse conditions.  Although we expect U.S. automotive production to increase in 2010, it is likely that domestic production levels will remain at relatively low levels until general economic conditions and consumer confidence significantly improve.

        CHANGE IN CONSUMER DEMAND AND PRODUCT MIX SHIFT    In the U.S., consumer demand for full-frame light trucks and SUV-type vehicles continues to shift to smaller AWD passenger cars and crossover vehicles with smaller displacement engines and higher fuel economy.  The volatility of fuel prices in recent years has caused a shift in market demand to passenger cars and crossover vehicles, away from body on frame pickup trucks and SUVs.  A significant portion of our current revenue stream is tied to full-size pickup trucks and SUVs.  As demand has softened for these products, our current revenue streams have been impacted.  We are responding to the change in vehicle mix in the North American market as well as expected increases in corporate average fuel economy (CAFE) regulations, with ongoing research and development (R&D) efforts that focus on fuel economy, emission reduction and environmental improvements.  These efforts position us to compete as this product mix shift continues and have led to new business awards for products that support AWD and RWD passenger cars and crossover vehicles.  Approximately 45% of AAM’s new and incremental business backlog launching from 2010 to 2014, which is an estimated $1.0 billion, relates to AAM’s newest AWD systems for passenger cars and crossover vehicles.

GLOBAL AUTOMOTIVE PRODUCTION   The trend toward the globalization of automotive production continues to intensify in regions such as Asia (particularly China, India, South Korea and Thailand), Eastern Europe and South America.  Although the growth rate has recently slowed in these markets, automotive production in these regions is expected to continue to grow while production in the traditional automotive production centers such as North America, Western Europe and Japan struggles to recover from recent declines.  We have more than doubled our global installed capacity to support current and future opportunities while significantly reducing our installed capacity in the U.S.  We have expanded our facilities in Mexico, Brazil and Poland, invested in our China joint venture and are constructing new facilities in India and Thailand.  We also have offices in India, China, South Korea, and Brazil to support these developing markets.  We expect our business activity in these markets to increase significantly over the next several years.  Approximately 70% of our new and incremental business backlog is for end use markets outside of North America and approximately 80% has been sourced to our manufacturing facilities outside the U.S.

DECLINING U.S. DOMESTIC OEM MARKET SHARE    Intense competition from offshore and transplant OEMs has resulted in the decline of U.S. market share for U.S. domestic OEMs from approximately 48% in 2008 to approximately 45% in 2009.  Since 86% of our 2009 revenue derived from net sales to GM and Chrysler, this continuing trend is significant for us.  We continue to aggressively pursue business with other OEMs and approximately 30% of our new business backlog is related to customers other than GM and Chrysler.

INCREASING DEMAND FOR ALTERNATIVE ENERGY SOURCES AND ELECTRONIC INTEGRATION    With a rapid shift towards aggressive, environmentally focused legislation in the U.S., we have observed an increased demand for technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles.  In 2009, U.S. President Barack Obama announced new CAFE regulations that would increase the U.S. fuel-economy standard industry average to 35.5 miles per gallon by year 2016.  As a result, OEMs and suppliers are competing intensely to develop and market new and alternative technologies, such as electric vehicles, hybrid vehicles, fuel cells, diesel engines and efficiency improvements of driveline systems to improve fuel economy and emissions.

The electronic content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality, and affordable convenience options.  This demand is a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction and increased safety.  As these electronics continue to become more reliable and affordable, we expect this trend to continue.  The increased use of electronics provides greater flexibility in vehicles and enables the OEMs to better control vehicle stability, fuel efficiency, and safety while improving the overall driving experience.  Suppliers with enhanced capability in electronic integration have greater sourcing opportunities with OEMs and may be able to obtain more favorable pricing for these products.

We are continuing to invest in the development of advanced products focused on fuel economy, mass reductions, vehicle safety and performance leveraging electronics and technology.  We have increased our focus on alternative energy and electronics by investing in product development that is consistent with the expected shift in market demand.

PRICE PRESSURE  Year-over-year price reductions are a common competitive practice in the automotive industry.  As OEMs continue to restructure and pursue cost cutting initiatives, we anticipate increased pressure to reduce the cost of our own operations.  The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established.  Many of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes.  We do not believe that the price reductions we have committed to our customers will have a material adverse impact on our future operating results because we intend to offset such price reductions through continued cost reductions, efficiency improvements and other productivity initiatives.

STEEL AND OTHER METALLIC COMMODITIES    Worldwide commodity market conditions have resulted in volatile steel and other metallic material prices.  As general economic conditions improve and production levels increase, demand for these commodities will grow and may cause prices to rise.  We have taken actions to mitigate the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and technology advancements that result in using less metallic content or less expensive metallic content in the manufacturing of our products.  The majority of our sales contracts with our largest customers provide price adjustment provisions for metal market price fluctuations.  We do not have metal market price provisions with all of our customers for all of the parts that we sell.  We also have agreed to share in the risk of metal market price fluctuations in certain customer contracts.  As a result, we may experience higher net costs for raw materials.  These cost increases would come in the form of metal market adjustments and base price increases.  We have contracts with our steel suppliers that ensure continuity of supply.  We also have validations and testing capabilities that enable us to strategically utilize steel sources on a global basis.

RESULTS OF OPERATIONS

SPECIAL CHARGES AND OTHER NONRECURRING ITEMS   In 2009, 2008 and 2007, we recorded special charges and nonrecurring operating costs that we do not consider indicative of our ongoing operating activities.  The following table details these charges (in millions):

	2009	2008	2007
Asset impairments, indirect inventory obsolescence and idled leased assets	$172.8	$603.7	$11.6
U.S. hourly workforce and benefit reductions	(47.3)	195.1	64.0
Acceleration of buydown program expense	22.5	51.9	-
Ratification signing bonus	-	19.5	-
Supplemental unemployment benefits	-	18.0	-
U.S. salary workforce reductions	6.2	11.8	1.7
Other	15.1	22.7	11.1
Deferred tax asset write-offs	-	62.7	-
Total	$169.3	$985.4	$88.4

In addition, in 2009, we recorded an income tax benefit of $48.8 million for a tax refund claim related to newly enacted legislation providing for a special 5-year net operating loss (NOL) carryback election.

These special charges, nonrecurring operating costs and special NOL carrybacks are described in further detail in the sections “GROSS PROFIT (LOSS)”, “SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)” and “INCOME TAX EXPENSE (BENEFIT).”

NET SALES  Net sales were $1,521.6 million in 2009 as compared to $2,109.2 million in 2008 and $3,248.2 million in 2007.

        Our sales in 2009, as compared to 2008, reflect a decrease of approximately 22% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 76% in products supporting GM’s mid-size light truck and SUV programs.  These decreases in sales in 2009 reflect the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $304.3 million.  The decrease in sales also reflects general adverse economic conditions, the difficult market conditions in the automotive industry and the cancellation of GM’s mid-size SUV program.

        Our sales in 2008, as compared to 2007, reflect a decrease of approximately 41% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 53% in production volumes for the products supporting GM’s mid-size light truck and SUV programs.  These decreases reflected the general decline in consumer spending as a result of the deteriorating global economic conditions and uncertain credit markets, the reduction in consumer demand for the customer programs we support and customer decisions to limit production and reduce inventories of unsold vehicles.  On February 25, 2008, the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) called a strike at our original U.S. locations that lasted 87 days.  Sales in 2008 reflect the adverse impact of the International UAW strike, which was estimated at $414.0 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased to $1,403 in 2009 as compared to $1,391 in 2008 and $1,293 in 2007.  The increase in 2009 as compared to 2008 is primarily due to mix shifts favoring full-size trucks and SUV programs and an increase in the recognition of deferred revenue related to agreements with GM, partially offset by a reduction in metal market adjustments.  The increase in 2008 as compared to 2007 was due to higher customer pricing pass throughs (including metal market adjustments), increased content on the GM full-size programs and mix shifts favoring full-size trucks and SUV programs.

Our 4WD/AWD penetration rate was 64.1% in 2009 as compared to 64.8% in 2008 and 63.6% in 2007.  We define 4WD/AWD penetration as the total number of front axles we produce divided by the total number of rear axles we produce for the vehicle programs we support.

GROSS PROFIT (LOSS)  Gross profit (loss) was a loss of $31.1 million in 2009 as compared to a loss of $865.2 million in 2008 and a profit of $278.4 million in 2007.  Gross margin was negative 2.0% in 2009 as compared to negative 41.0% in 2008 and 8.6% in 2007.  The changes in gross loss and gross margin in 2009 as compared to 2008 reflects the impact of lower special charges, structural cost reductions resulting from the 2008 labor agreements with the International UAW and related capacity reduction initiatives.  The gross loss and gross margin in 2009 includes the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $95.0 million.

        The change in gross profit (loss) and gross margin in 2008 as compared to 2007 reflects the impact of lower sales and significant special charges and other nonrecurring operating costs.  In addition, the gross loss and gross margin in 2008 includes the adverse impact of the International UAW strike, which was estimated at $129.4 million.

        The following special charges and other nonrecurring items impacted gross profit (loss) in 2009, 2008 and 2007:

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

 We recorded asset impairment charges of $147.8 million in 2009, associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” to their estimated fair value.

 As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were determined to be obsolete.  We recorded a charge of $3.9 million in 2009 related to the write down of the net book value of these assets to their estimated net realizable value.

 We also recorded a special charge of $21.1 million for the estimated fair value of obligations for leased assets that were permanently idled in 2009.

 We recorded asset impairment charges of $552.6 million in 2008 primarily associated with the permanent idling of certain assets as a result of the significant decline in market demand and customer production schedules.  We recorded asset impairment charges of $11.6 million in 2007 primarily associated with idling a portion of our production capacity in the U.S. dedicated to the mid-size light truck product range and other capacity reduction initiatives.  As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were also determined to be obsolete.  We recorded special charges of $46.4 million in 2008 related to the write down of these assets to their estimated net realizable value.  We also recorded a special charge of $4.7 million for the fair value of obligations for assets under operating leases that were idled during 2008.

 U.S. hourly workforce and benefit reductions   We recorded a net gain of $65.3 million for the curtailment of certain pension and other postretirement benefits (OPEB) related to our hourly workforce in 2009.  These curtailments primarily relate to UAW-represented associates at our original U.S. locations who have elected to accelerate their remaining buydown program payments and terminate employment with AAM in 2009.  We also recorded $18.0 million in special charges related to ongoing attrition programs and related statutory benefits.

 In 2008, we recorded a special charge of $195.1 million for the U.S. hourly workforce and benefit reductions provided pursuant to attrition programs at our original U.S. locations, including our Special Separation Program (SSP).  This charge includes $218.7 million related to estimated postemployment costs, $61.8 million of special and contractual termination pension and OPEB and a gain of $85.4 million for the curtailment and settlement of certain pension and OPEB liabilities.

         We recorded a special charge of $56.2 million in 2007 as a result of attrition programs offered to hourly associates at our Buffalo Gear, Axle & Linkage facility.  This charge includes $42.3 million related to the estimated postemployment costs and $13.9 million for the curtailment of certain pension and OPEB and related special termination benefits related to the Buffalo Separation Program.  In 2007, we also recorded a special charge of $7.8 million as a result of a voluntary separation incentive program offered to certain IAM represented associates.

Acceleration of buydown program expense   In 2008, an involuntary program (BDP) was initiated for 1,525 associates that did not elect to participate in the SSP and continued employment with AAM.  Under the BDP, three annual lump-sum payments are made to associates in connection with, among other things, a base wage decrease.  We recorded a special charge of $22.5 million in 2009 for the increase in estimate of the number of UAW-represented associates at our original locations that are expected to be permanently idled throughout the term of the 2008 labor agreements or voluntarily elect to accelerate their remaining payments and terminate employment.

In 2008, we recorded a special charge of $51.9 million for the estimated amount of BDP payments to be paid to permanently idled associates throughout the 2008 labor agreements.  This represented management’s best estimate of the portion of the total BDP payments that would not result in a future benefit to the Company.

Ratification signing bonus   As part of our 2008 labor agreements with the International UAW, we recorded special charges of $19.5 million in 2008 for lump-sum ratification bonuses paid to UAW and IAM-represented associates.

Supplemental unemployment benefits   In 2008, we recorded a special charge of $18.0 million relating to supplemental unemployment benefits (SUB) to be paid to current UAW represented associates during the 2008 labor agreements that expire in February 2012.  The 2008 labor agreements between AAM and the International UAW contain a SUB provision, pursuant to which we are required to pay eligible idled workers certain benefits.  Our obligation for SUB payments is limited to $18.0 million and once this limit is reached, the SUB program will be terminated.

    Salaried workforce reductions   In 2009, we recorded net special charges in cost of goods sold of $3.8 million related to U.S. salaried workforce reductions and a voluntary salaried retirement incentive program (SRIP), which includes a charge for postemployment and special termination benefits and a gain for the curtailment of certain pension and other postretirement benefits.  In 2008, we recorded a special charge to cost of goods sold of $7.8 million in connection with a SRIP and the estimated postemployment benefits related to salaried workforce reductions.  In 2007, we recorded $1.7 million of net special charges which included a charge for postemployment benefits and a gain related to the curtailment of certain pension and OPEB as a result of salaried workforce reductions.

Other   Other special charges and nonrecurring operating costs recorded in cost of goods sold were $14.9 million, $24.7 million and $11.1 million in 2009, 2008 and 2007, respectively.  This includes plant idling and closure costs, charges related to the redeployment of assets to support capacity utilization initiatives, estimated postemployment benefits to be paid to associates in our European operations and restructuring accrual adjustments to update previous estimates based on actual results.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)   SG&A (including R&D) was $172.7 million in 2009 as compared to $185.4 million in 2008 and $202.8 million in 2007.  SG&A as a percentage of net sales was 11.3% in 2009, 8.8% in 2008 and 6.2% in 2007.  SG&A in 2009 includes special charges of $2.6 million, which primarily relate to salaried workforce reductions.  In addition, we incurred approximately $9.0 million of professional fees related to restructuring actions.  SG&A in 2008 includes a charge of $4.0 million for the estimated costs related to salaried workforce reductions and a credit of $2.0 million that relates to other restructuring accrual adjustments.  Details of the salaried workforce reductions are discussed in Gross Profit (Loss).

The decrease in SG&A in 2009 as compared to 2008 is primarily a result of structural cost reduction efforts.  SG&A in 2008 as compared to 2007 reflects cost cutting initiatives, as well as lower profit sharing accruals and stock-based compensation expense due to a net loss and stock price depreciation in 2008.

 R&D  In 2009, R&D spending in product, process and systems was $67.0 million as compared to $85.0 million in 2008 and $80.4 million in 2007.  The focus of this investment continues to be developing innovative driveline and drivetrain systems and components for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles in the global marketplace.  Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multipiece driveshafts, halfshafts, torque transfer devices, and front and rear drive axles.  We continue to focus on electronic integration in our existing and future products to advance their performance.  We also continue to support the development of hybrid vehicle systems.  Special focus is also placed on the development of products and systems that provide our customers with advancements in efficiency and fuel economy.  Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

         OPERATING INCOME (LOSS)   Operating income (loss) was a loss of $203.8 million in 2009 as compared to a loss of $1,050.6 million in 2008 and income of $75.6 million in 2007.  Operating margin was negative 13.4% in 2009 as compared to a margin of negative 49.8% in 2008 and 2.3% in 2007.  The changes in operating income and operating margin in 2009, 2008 and 2007 were due to the factors discussed in Gross Profit (Loss) and SG&A.

 INTEREST EXPENSE   Interest expense was $84.5 million in 2009, $70.4 million in 2008 and $61.6 million in 2007.  The increase in interest expense in 2009 as compared to 2008 reflects an increase in interest rates and higher average outstanding borrowings.  Interest expense increased in 2008 as compared to 2007 primarily due to higher average outstanding borrowings.

The weighted-average interest rate of our total debt outstanding was 7.3%, 7.2% and 8.1% during 2009, 2008 and 2007, respectively.  We expect interest expense in 2010 to be between approximately $90 million and $95 million.

 INVESTMENT INCOME   Investment income was $2.0 million in 2009, $2.5 million in 2008 and $9.3 million in 2007.  Investment income includes dividends earned on cash and cash equivalents and short-term investments during the period.  Investment income includes a loss of $1.3 million and $5.5 million as a result of an other-than-temporary decline in the fair value of our short-term investments in 2009 and 2008, respectively.

 OTHER INCOME (EXPENSE)   Following are the components of Other Income (Expense) for 2009, 2008 and 2007:

 Debt refinancing and redemption costs   In 2009, we expensed $7.7 million of unamortized debt issuance costs related to the voluntary prepayment of our term loan and a portion of our Amended Revolving Credit Facility that was scheduled to become due April 2010.  In 2007, we expensed $5.5 million of unamortized debt issuance costs and prepayment premiums related to the voluntary prepayment of our $250.0 million Term Loan due 2010.

 Other, net   Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was expense of $3.1 million in 2009, $2.8 million in 2008 and $0.2 million in 2007.

         INCOME TAX EXPENSE (BENEFIT)   Income tax expense (benefit) was a benefit of $43.8 million in 2009 as compared to an expense of $103.3 million in 2008 and benefit of $19.4 million in 2007.  Our effective income tax rate was 14.7% in 2009 as compared to negative 9.2% in 2008 and negative 110.7% in 2007.

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2009	2008	2007
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	11.6	2.2	(129.6)
State and local	0.1	-	6.6
Federal tax credits	-	-	(29.8)
Valuation allowance	(10.2)	(44.8)	-
U.S. tax on unremitted foreign earnings	(33.2)	-	-
NOL carryback refund	16.4	-	-
Other	(5.0)	(1.6)	7.1
Effective income tax rate	14.7%	(9.2)%	(110.7)%

Our income tax expense and effective tax rate for 2009 reflects the effect of recording a tax benefit related to the extension of the carryback period of our 2008 NOL, recording a valuation allowance against income tax benefits on losses in the U.S. and certain foreign subsidiaries and taxes on unremitted foreign earnings.  The income tax expense and effective tax rate for 2008 reflects the effect of the valuation allowance that was recorded in 2008 in the U.S. and U.K. and the effect of not recording an income tax benefit on tax losses in the U.S.  The 2007 income tax benefit is primarily the result of recognizing the deferred income tax benefit of current year losses in the U.S. and the tax rate impact of an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income.  In 2007, the change in the effective tax rate also reflects the impact of tax deductions on a smaller base of income (loss) before income taxes.

In the fourth quarter of 2009, the U.S. Congress passed the Worker, Homeownership and Business Act of 2009, which, among other things, extended the carryback period for most taxpayers from two years to up to five years for either 2008 or 2009 NOLs.  This law permitted us to carryback our 2008 NOL to 2003.  As a result of this special carryback election, we recorded an income tax benefit of $48.8 million in the fourth quarter 2009.  In February 2010, we collected the $48.8 million refund in full.

Accounting guidance for income taxes requires a deferred tax liability be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S.  Prior to the fourth quarter of 2009, we did not provide for U.S. taxes relating to undistributed earnings of our foreign subsidiaries because we expected all accumulated and undistributed foreign earnings to be permanently reinvested in jurisdictions outside of the U.S.  In 2009, our U.S. operations required significant cash funding.  As a result, we believe these accumulated foreign earnings in certain jurisdictions are likely to be remitted to the U.S. as dividends or intercompany loans and have established a deferred tax liability of $118.8 million representing the estimated tax impact of the undistributed earnings of certain foreign subsidiaries. The remittance of these undistributed earnings may subject us to U.S. income taxes and certain foreign withholding taxes at the time of remittance.

 In 2008, we reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets based on the revised near-term projected future operating results of our U.S. operations.  We concluded that it was no longer “more likely than not” that we would realize our net deferred tax assets in the U.S. and recorded a charge to income tax expense in 2008 of $54.4 million to establish a full valuation allowance against these assets.  We also reviewed the likelihood that we would be able to realize the benefit of our U.K. deferred tax assets based on the revised near-term projected future operating results of our U.K. operations.  We concluded that it was no longer “more likely than not” that we would realize the benefit of our deferred tax assets in the U.K. and recorded a charge to income tax expense in 2008 of $8.3 million to establish a full valuation allowance against these assets.

NET INCOME (LOSS) ATTRIBUTABLE TO AAM AND EARNINGS (LOSS) PER SHARE (EPS)   Net income (loss) attributable to AAM was a loss of $253.1 million in 2009 as compared to a loss of $1,224.3 million in 2008 and income of $37.0 million in 2007.  Diluted earnings (loss) were a loss of $4.81 per share in 2009 as compared to a loss of $23.73 per share in 2008 and earnings of $0.69 per share in 2007.  Net Income (Loss) and EPS were primarily impacted by the factors discussed in Gross Profit (Loss), SG&A, Interest Expense, Debt Refinancing and Redemption Costs and Income Tax Expense (Benefit).

LIQUIDITY AND CAPITAL RESOURCES

 Our primary liquidity needs are to fund debt service obligations, working capital investments, capital expenditures and our pension plan obligations.  We also need to fund ongoing attrition programs and buydown payments included in the 2008 labor agreements with the International UAW.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Amended Revolving Credit Facility will be sufficient to meet these needs.

 OPERATING ACTIVITIES   Net cash provided by operating activities was $15.9 million in 2009 as compared to net cash used in operating activities of $163.1 million in 2008 and net cash provided by operating activities of $367.9 million in 2007.  See below for more detail on important factors related to our cash flow from operations.

 Lower sales   Cash flow from operations in 2009 and 2008 were adversely affected by significant reductions in revenues.  This includes the impact of extended production shutdowns by our largest customers in 2009, estimated at $95 million and the impact of the strike called by the International UAW in 2008, estimated at $129 million.

 Cash paid for restructuring charges   We paid $60.1 million, $227.1 million and $80.9 million related to our ongoing restructuring actions in 2009, 2008 and 2007, respectively.  In addition, as part of our 2008 labor agreements, we paid $19.5 million of lump-sum ratification bonuses to UAW and IAM represented associates in 2008.  We expect to make payments of approximately $15 million in 2010, $10 million in 2011 and $6 million in 2012 related to our restructuring accrual as of December 31, 2009.

 Buydown program   Under the BDP, three annual lump-sum payments are made to associates in connection with, among other things, a base wage decrease.  We paid $19.6 million in 2009 for the second lump-sum BDP payment and $51.0 million in 2008 for the first lump-sum buydown payment.  Associates who are indefinitely laid off for 30 days have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  We made $49.6 million and $0.3 million of accelerated BDP payments in 2009 and 2008, respectively.   We estimate the BDP payments to be approximately $25 million in 2010, which includes those payments to be made to associates who may elect to accelerate their BDP payments and terminate employment with AAM.

2009 Settlement and Commercial Agreement  In the third quarter of 2009, we entered into the 2009 Settlement and Commercial Agreement with GM.  As part of this agreement, we received $110.0 million in the third quarter of 2009, $79.7 million of which is classified as cash flow from operations.

        As part of the 2009 Settlement and Commercial Agreement, we also agreed to expedited payment terms of “net 10 days” from GM through June 30, 2011 (as compared to previously existing terms of approximately 45 days) in exchange for a 1% early payment discount.  We estimate that the accelerated payment terms favorably impacted cash flow from operations by approximately $62 million in 2009.  We may elect to extend the Expedited Payment Terms through December 31, 2013.  Upon expiration of the Expedited Payment Terms, we will be paid on payment terms of approximately 50 days.

 2008 AAM-GM Agreement  In 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (2008 AAM – GM Agreement) in which GM agreed to provide us with $175.0 million to support the transition of our UAW represented legacy labor at our original U.S. locations.  We received $115.0 million in 2008 and collected the remaining $60.0 million from GM in 2009.

        Pension and OPEB We contributed $24.9 million to our pension trusts in 2009 as compared to $5.2 million in 2008 and $19.9 million in 2007.  This funding compares to our annual pension expense, including special and contractual termination benefits, of $13.5 million in 2009, $65.0 million in 2008 and $35.0 million in 2007.  We expect our regulatory pension funding requirements in 2010 to be approximately $25 million.

Our cash outlay for OPEB, net of GM cost sharing, was $16.1 million in 2009, $11.8 million in 2008 and $9.0 million in 2007.  This compares to our annual postretirement benefit, including curtailments and settlements, of a credit of $55.7 million in 2009, a credit of $44.4 million in 2008 and expense of $50.3 million in 2007.  We expect our cash outlay for other postretirement benefit obligations in 2010, net of GM cost sharing, to be approximately $15 million.

Accounts receivable   Accounts receivable at year-end 2009 were $129.7 million as compared to $186.9 million at year-end 2008 and $264.0 million at year-end 2007.  The decrease in our year-end 2009 accounts receivable balance primarily reflects the implementation of Expedited Payment Terms for GM.  The decrease in 2008 as compared to 2007 reflects a decrease in sales in the fourth quarter of 2008 as compared to the fourth quarter of 2007.

Inventories  At year-end 2009, inventories were $90.6 million as compared to $111.4 million at year-end 2008 and $242.8 million at year-end 2007.  The decrease in inventory in 2009 as compared to 2008 reflects lower sales levels and the result of initiatives to reduce the amount of inventory on hand.  The decrease in inventories in 2008 as compared to 2007 reflects lower sales levels, indirect inventory obsolescence due to reduced projected usage and the result of initiatives to reduce the amount of inventory on hand.  The decrease in 2008 also includes the classification of $28.0 million from inventory to other noncurrent assets for indirect inventory that based on current sales projections, we did not expect to use within a year.

Refundable income taxes   At year-end 2009, prepaid assets and other on our Consolidated Balance Sheet included refundable income taxes of $52.7 million as compared to $6.6 million at year-end 2008 and $8.1 million at year-end 2007.  The increase in refundable income taxes in 2009 as compared to 2008 and 2007 is primarily due to the $48.8 million income tax benefit we recorded as a result of a special carryback election which enabled us to carryback our 2008 NOL to 2003.  In February 2010, we collected the $48.8 million refund in full.

Accounts payable  At year-end 2009, accounts payable were $200.9 million as compared to $250.9 million at year-end 2008 and $313.8 million and year-end 2007.  The reductions in accounts payable at year-end 2009 compared to year-end 2008 and at year-end 2008 compared to year-end 2007 primarily reflect lower business activity levels and reductions in capital expenditures.

INVESTING ACTIVITIES   Capital expenditures were $141.5 million in 2009, $140.2 million in 2008 and $186.5 million in 2007.  In 2009, our capital spending primarily supported the future launch of new vehicle programs within our new business backlog and the expansion of our global manufacturing footprint.

We expect our capital spending in 2010 to be in the range of $80 million - $100 million, which includes support for our significant global program launches in 2010 and 2011 within our new business backlog.

 In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  Accordingly, we reclassified $117.2 million from cash and cash equivalents to short-term investments on our Consolidated Balance Sheet.  We received $71.6 million and $40.1 million of redemptions in 2009 and 2008, respectively, and the fair value of the remaining investment in these funds is $4.2 million as of December 31, 2009.  As of the date of this filing, we have received $1.4 million of redemptions in 2010.

        In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  We made an investment of $10.2 million related to the formation of this JV.  In 2008, we made a cash payment to FormTech Industries LLC of $10.7 million related to an asset purchase agreement.

FINANCING ACTIVITIES   Net cash provided by financing activities was $32.1 million in 2009 as compared to $254.5 million in 2008 and $148.3 million in 2007.  Total debt outstanding was $1,071.4 million at year-end 2009, $1,139.9 million at year-end 2008 and $858.1 million at year-end 2007.  Total debt outstanding decreased by $68.5 million at year-end 2009 as compared to year-end 2008 primarily due to lower borrowings under the Amended Revolving Credit Facility.  The increase in total debt outstanding at year-end 2008 as compared to year-end 2007 was primarily due to higher borrowings under our Revolving Credit Facility and the net cash outflow for operating activities.

        Issuance of Common Stock   In the fourth quarter of 2009, we sold 16.1 million shares of AAM’s common stock, par value $0.01 per share, in a public offering at a price of $7.20 per share for total net proceeds of approximately $109.7 million.  We intend to use the net proceeds from the sale of our common stock for general corporate purposes.

Amended Revolving Credit Facility  On December 18, 2009, we entered into a Revolving Credit Amendment and Restatement Agreement under which the Credit Agreement dated as of January 9, 2004 was amended and restated.  The Amended Revolving Credit Facility provides up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of revolving bank financing commitments through June 2013.  At December 31, 2009, $60.0 million was outstanding and $198.5 million was available under the Revolving Credit Facility, which reflected a reduction of $37.8 million for standby letters of credit issued against the facility.

 On December 18, 2009, concurrent with the closing on the Amended Revolving Credit Facility, we voluntarily prepaid and terminated $107.5 million of our Amended Revolving Credit Facility which was scheduled to become due April 2010.  Upon repayment, we expensed $0.3 million of unamortized debt issuance costs.  We had been amortizing the debt issuance costs over the expected life of the borrowing.  In 2009, we paid debt issuance costs of $14.5 million associated with the amendments and restatements of our Revolving Credit Facility.

         Borrowings under the Amended Revolving Credit Facility will continue to bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for a LIBOR based loan for lenders is currently 6.0%.

        Under the Amended Revolving Credit Facility, we are required to comply with financial covenants related to secured indebtedness leverage and cash interest expense coverage.  We will also be required to maintain an average daily minimum liquidity of $85 million until June 30, 2010 and to comply with a collateral coverage test thereafter.  The Amended Revolving Credit Facility limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions and sell assets.

        The Amended Revolving Credit Facility is secured on a first priority basis by substantially all of the assets of AAM Holdings, American Axle & Manufacturing, Inc. (AAM, Inc.) and each guarantor, including a pledge of all capital stock of the U.S. subsidiaries of AAM Holdings and each guarantor and a portion of the capital stock of AAM Holdings and each guarantor’s first-tier foreign subsidiaries.  In addition, obligations under the Amended Revolving Credit Facility are guaranteed by AAM Holdings and our U.S. subsidiaries, all of which are directly owned by the borrower.

9.25% Notes  In the fourth quarter of 2009, we issued $425.0 million of 9.25% senior secured notes due 2017 (9.25% Notes).  The notes were issued at a discount of $5.5 million.  Net proceeds from these notes were used for the repayment of all amounts outstanding under our Amended Term Loan and to repay certain outstanding amounts under the Amended Revolving Credit Facility.  In 2009, we paid debt issuance costs of $12.6 million related to the 9.25% Notes.

The 9.25% Notes share the collateral package equally and ratably with the Amended Revolving Credit Facility as described above.  The indenture governing the 9.25% Notes limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, transact with affiliates or merge, make acquisitions and sell assets.

 If the Second Lien Term Loan Facility with GM has not been refinanced in full (or terminated and repaid without refinancing) on or prior to June 30, 2013, each holder of the 9.25% Notes will have the right to require us to repurchase all or any part of the 9.25% Notes in cash on September 30, 2013.

 Amended Term Loan  On December 18, 2009, we voluntarily prepaid the amounts outstanding under our $250.0 million Amended Term Loan.  Upon repayment, we expensed $6.1 million of unamortized debt issuance costs.  We had been amortizing the debt issuance costs over the expected life of the borrowing.  We paid $5.8 million of debt issuance costs related to the amendment and restatement of our Term Loan in the third quarter of 2009.

         Second Lien Term Loan Facility  Under the 2009 Settlement and Commercial Agreement, we entered into a $100.0 million Second Lien Term Loan Facility with GM.  Borrowings under this facility, if any, will bear interest at LIBOR (with a 2% floor) plus 12%.  The Second Lien Term Loan Facility is not prepayable until June 30, 2011, unless the source of such prepayment is cash generated in AAM’s ordinary course business operations and is subject to an intercreditor agreement with existing senior lenders and cannot be terminated prior to June 30, 2011. Until then, if we require additional liquidity that cannot be satisfied by utilizing a combination of the Expedited Payment Terms, proceeds from sales of common equity, proceeds from the issuance of equity linked securities, cash generated from ordinary course business operations, availability under existing credit facilities (including certain permitted indebtedness), or a permitted refinancing (as set forth in the Second Lien Term Loan Facility), we will be required to borrow under the Second Lien Term Loan Facility.  As of the date of this filing, we have not borrowed under this facility.

        As part of the 2009 Settlement and Commercial Agreement, we granted GM a contingent right of access to certain of our facilities and a security interest in certain operating assets, certain real estate and intellectual property used in production of GM component parts.  Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at a particular facility, GM may elect to access and use the operating assets and real estate used to manufacture, process and ship GM component parts produced at specified AAM facilities for a period of up to 360 days after invoking its right of access.  GM would also have the right to resource component part production to alternative suppliers. The right of access would continue for ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the Expedited Payment Terms.  If we do not maintain compliance with the Secured Debt Leverage Ratio under the Amended Revolving Credit Facility as of March 31, 2011 (without regard to a waiver, amendment, forbearance or modification of such covenant granted by the Amended Revolving Credit Facility lenders), GM’s right of access will be extended through March 31, 2012.

  7.875% Notes  In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes).  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  We paid debt issuance costs of $5.2 million related to the 7.875% Notes in 2007.

  5.25% Notes   The 5.25% Notes are senior unsecured obligations due February 2014.

2.00% Convertible Notes  In 2006, the 2.00% Senior Convertible Notes due 2024 became convertible into cash under terms of the indenture.  A total of $2.3 million of the notes were converted into cash in 2008 and $0.4 million of the notes remain outstanding as of December 31, 2009.

Foreign credit facilities  We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At December 31, 2009, $34.1 million was outstanding under these facilities and an additional $12.2 million was available.

Debt covenants   As of the date of this filing, we are in compliance with all of our debt covenants.

 Credit ratings  Our current credit ratings and outlook, as of the date of this filing, are summarized in the table below.

	Corporate Family Rating	Secured Senior Notes Rating	Unsecured Senior Notes Rating	Outlook
Standard & Poor's	B-	B	CCC	Stable
Moody's Investors Services	Caa2	B2	Caa3	Stable
Fitch Ratings	B-	B+	CC	Stable

         Stock warrants  Under the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitle GM to purchase 4.1 million shares of AAM’s common stock at an exercise price of $2.76 per share.  If we borrow against the Second Lien Term Loan Facility, we will issue GM additional warrants to purchase a pro rata portion, based upon the amount drawn, of up to an additional 6.9 million shares of AAM’s common stock at an exercise price of $2.76 per share.  These warrants will expire on September 16, 2014.  We have classified $30.3 million of the payment received from GM as part of the 2009 Settlement and Commercial Agreement as cash flow from financing activities, which represents the grant date fair value of the warrants issued to GM on September 16, 2009.

         Dividend program   In 2009, the Company’s Board of Directors decided to suspend the quarterly cash dividend.  We paid $18.3 million and $31.8 million to stockholders of record under the quarterly cash dividend program during 2008 and 2007, respectively.  The decrease in dividend payments in 2008 relates to the reduction of the quarterly dividend from $0.15 per share to $0.02 per share beginning in the third quarter of 2008.

 Off-balance sheet arrangements  Our off-balance sheet financing relates principally to operating leases for certain facilities and manufacturing machinery and equipment.  We lease certain machinery and equipment under operating leases with various expiration dates.  Pursuant to these operating leases, we have the option to purchase the underlying machinery and equipment on specified dates.  We have remaining lease repurchase options of $4.0 million in 2010.

 Contractual obligations  The following table summarizes payments due on our contractual obligations as of December 31, 2009:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Long-term debt	$1,064.0	$17.1	$12.8	$314.5	$719.6
Interest obligations	530.8	65.7	158.1	147.5	159.5
Capital lease obligations	7.4	0.6	1.2	0.7	4.9
Operating leases (1)	42.1	17.0	24.1	0.9	0.1
Purchase obligations (2)	76.3	68.7	7.6	-	-
Other long-term liabilities (3)	699.1	59.8	142.2	143.1	354.0
Total	$2,419.7	$228.9	$346.0	$606.7	$1,238.1

(1)
Operating leases include all lease payments through the end of the contractual lease terms, including elections for repurchase options, and exclude any non-exercised purchase options on such leased equipment.

(2)	Purchase obligations represent our obligated purchase commitments for capital expenditures and related project expense.

(3)	Other long-term liabilities represent our estimated pension and other postretirement benefit obligations that were actuarially determined through 2019, as well as our unrecognized income tax benefits.

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

The automotive industry’s cyclicality was exacerbated in 2009 by GM’s extended summer production shutdown and Chrysler’s temporary idling of its manufacturing operations during its bankruptcy.

LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup.  We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs.  Such expenditures were not significant in 2009, 2008 and 2007.

EFFECT OF NEW ACCOUNTING STANDARDS

       In February 2008, the FASB issued new accounting guidance which defers the effective date of a previously issued accounting standard for the fair value measurement of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  We adopted the guidance on fair value measurements of nonfinancial assets and nonfinancial liabilities on January 1, 2009 and it did not have a material impact on our financial statements.

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

        In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities.  This new guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The new guidance was effective for us retrospectively on January 1, 2009.  The adoption of this new accounting guidance increased our basic and diluted shares outstanding by 2.0 million and 1.1 million for 2007.   Adoption of this new guidance did not increase basic and diluted shares outstanding for 2009 and 2008 as we were in a loss position and the participating securities are not obligated to fund losses.

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

Other items in our consolidated financial statements require estimation.  In our judgment, they are not as critical as those disclosed below.  We have discussed and reviewed our critical accounting estimates disclosure with the Audit Committee of our Board of Directors.

PENSION AND OTHER POSTRETIREMENT BENEFITS   In calculating our assets, liabilities and expenses related to pension and OPEB, key assumptions include the discount rate, expected long-term rates of return on plan assets and rates of increase in health care costs.

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans.  In 2009, the discount rates determined on that basis ranged from 5.75% to 6.35% for the valuation of our pension benefit obligations and ranged from 5.95% to 6.05% for the valuation of our OPEB obligations.  The discount rate used in the valuation of our U.K. pension obligation was based on a review of long-term bonds, including published indices in the applicable market.  In 2009, the discount rate determined on that basis was 5.70%.  The expected long-term rates of return on our plan assets were 8.00% for our U.S. plans and 6.25% for our U.K. plan in 2009.  We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns.  The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability.  In consideration of the significant plan design changes to our largest U.S. plan in 2009, we have adopted an investment policy with a higher allocation to fixed income securities.  Our investment policy allocates 50-70% of the plans’ assets to equity securities, depending on the plan, with the remainder invested in fixed income securities, hedge fund investments and cash.  The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers.  While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2009, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2009, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$46.4	N/A
Increase in 2009 expense	$1.0	$2.0

        No changes in benefit levels and no changes in the amortization of gains or losses have been assumed.

For 2010, we assumed a weighted average annual increase in the per-capita cost of covered health care benefits of 8.00% for OPEB.  The rate is assumed to decrease gradually to 5% by 2016 and remain at that level thereafter.  A 0.5% decrease in the discount rate for our OPEB would have increased total service and interest cost in 2009 and the postretirement obligation at December 31, 2009 by $0.5 million and $18.0 million, respectively.  A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2009 and the postretirement obligation at December 31, 2009 by $2.0 million and $53.9 million, respectively.

As part of our 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM.  We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet.  As of December 31, 2009, we estimated $229.3 million in future GM cost sharing.  If, in the future, GM was unable to fulfill this financial obligation, our OPEB expenses may be different than our current estimates.

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

As a result of the plant closures, idling and consolidation of facilities in 2009 and 2008, the methods and timing of certain asset retirement obligations related to these facilities became reasonably estimable.  Based on management’s best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $1.0 million in both 2009 and in 2008.  As of December 31, 2009, the accrual for this liability was $1.3 million.  In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on current information.  Any update may change our best estimate and could result in a material adjustment to this liability.

GOODWILL   We review our goodwill for impairment annually during the fourth quarter.  In addition, we review goodwill for impairment whenever adverse events or changes in circumstances indicate a possible impairment.    This review utilizes a two-step impairment test required by the accounting guidance covering goodwill and other indefinite-lived intangibles.  The first step involves a comparison of the fair value of a reporting unit with its carrying value.  If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value of goodwill with its carrying value.  If the carrying value of the reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The determination of our reporting units, impairment indicators and the fair value of those reporting units and corresponding goodwill require us to make significant judgments and estimates, including the extent and timing of future cash flows.  As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates.  These assumptions require significant judgment and are subject to a considerable degree of uncertainty.  We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable.  However, different assumptions could materially effect our conclusions on this matter.  We performed our annual analysis in the fourth quarter and determined there was no impairment to goodwill in 2009.

IMPAIRMENT OF LONG-LIVED ASSETS   Long-lived assets, excluding goodwill and other indefinite-lived intangible assets, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. Recoverability of each “held for use” asset group affected by impairment indicators is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  If the carrying amount of an asset group exceeds the undiscounted cash flows and is therefore nonrecoverable, the assets in this group are written down to their estimated fair value.  We estimate fair value based on market prices, when available, or on a discounted cash flow analysis.  Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

•  An assessment as to whether an adverse event or circumstance has triggered the need for an impairment review;
•  Determination of asset groups, the primary asset within each group, and the primary asset’s average estimated useful life;
•  Undiscounted future cash flows generated by the assets; and
•  Determination of fair value when an impairment is deemed to exist, which may require assumptions related to future general economic conditions, future expected production volumes, product pricing and cost estimates, working capital and capital investment requirements, discount rates and estimated liquidation values.

Refer to the "Results of Operations – Gross Profit (Loss)" section for more information on our asset impairments recorded in 2009, 2008 and 2007.

ESTIMATED USEFUL LIVES FOR DEPRECIATION   At December 31, 2009, approximately 80% of our capitalized investment in property, plant and equipment was related to productive machinery and equipment used in support of our manufacturing operations.  The selection of appropriate useful life estimates for such machinery and equipment is a critical element of our ability to properly match the cost of such assets with the operating profits and cash flow generated by their use.  We currently depreciate productive machinery and equipment on the straight-line method using composite useful life estimates up to 12 years.

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

   In the fourth quarter of 2009, the U.S. Congress passed the Worker, Homeownership and Business Act of 2009 which, among other things, extended the NOL carryback period for most taxpayers from two years to up to five years for either 2008 or 2009 NOLs.  This law enables us to carryback our 2008 NOL to 2003.  As a result of this special carryback election, we recorded an income tax benefit of $48.8 million in the fourth quarter 2009.

       As of December 31, 2009 and 2008, we had valuation allowances of $559.7 million and $581.8 million respectively.  These valuation allowances mainly related to the full valuation allowances on our U.S. net deferred tax assets.  In 2008, we concluded that it was no longer “more likely than not” that we would realize our net deferred tax assets in the U.S.  We also have valuation allowances for net deferred tax assets related to certain foreign jurisdictions.

       If, in the future, we generate taxable income on a sustained basis in the U.S. or in foreign jurisdictions for which we have recorded valuation allowances, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance.  While we believe we have made appropriate valuations of our deferred tax assets, unforeseen changes in tax legislation, regulatory activities, audit results, operating results, financing strategies, organization structure and other related matters may result in material changes in our deferred tax asset valuation allowances or our tax liabilities.

   To the extent our uncertain tax positions do not meet the “more likely than not” threshold, we have derecognized such positions. To the extent our uncertain tax positions meet the “more likely than not” threshold, we have measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be defended upon examination.

       As of December 31, 2009 and 2008, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $55.9 million and $45.8 million, respectively.   Our U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by the relevant tax authorities.   We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

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

•	our ability to achieve cost reductions through ongoing restructuring actions;
•	additional restructuring actions that may occur;
•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	our ability to maintain satisfactory labor relations and avoid future work stoppages;
•	our suppliers’, our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;
•	our ability to continue to implement improvements in our U.S. labor cost structure;
•	supply shortages or price increases in raw materials, utilities or other operating supplies;
•	currency rate fluctuations;
•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;
•	our ability to realize the expected revenues from our new and incremental business backlog;
•	our ability to attract new customers and programs for new products;
•	our ability to develop and produce new products that reflect market demand;
•	lower-than-anticipated market acceptance of new or existing products;
•	our ability to respond to changes in technology, increased competition or pricing pressures;
•	price volatility in, or reduced availability of, fuel;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);
•	adverse changes in the political stability of our principal markets (particularly North America, Europe, South America and Asia);
•	liabilities arising from warranty claims, product liability and legal proceedings to which we are or may become a party;
•	changes in liabilities arising from pension and other postretirement benefit obligations;
•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;
•	our ability to attract and retain key associates;
•	other unanticipated events and conditions that may hinder our ability to compete.

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

 CURRENCY EXCHANGE RISK  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  In the fourth quarter of 2009, we settled our outstanding foreign currency forward contracts and, as of December 31, 2009, there are no foreign currency contracts outstanding.  A 10% change in any of these foreign currencies would not have had a material impact on our consolidated financial statements in 2009.

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

  INTEREST RATE RISK   We are exposed to variable interest rates on certain credit facilities.   From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreements as an adjustment to interest expense over the lives of the debt agreements.  In the fourth quarter of 2008, we terminated our interest rate swap that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  As of December 31, 2009, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at December 31, 2009) on our long-term debt outstanding at December 31, 2009 would be approximately $1 million on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,
(in millions, except per share data)
	2009	2008	2007

Net sales	$1,521.6	$2,109.2	$3,248.2

Cost of goods sold	1,552.7	2,974.4	2,969.8

Gross profit (loss)	(31.1)	(865.2)	278.4

Selling, general and administrative expenses	172.7	185.4	202.8

Operating income (loss)	(203.8)	(1,050.6)	75.6

Interest expense	(84.5)	(70.4)	(61.6)

Investment income	2.0	2.5	9.3

Other expense
Debt refinancing and redemption costs	(7.7)	-	(5.5)
Other, net	(3.1)	(2.8)	(0.2)

Income (loss) before income taxes	(297.1)	(1,121.3)	17.6

Income tax expense (benefit)	(43.8)	103.3	(19.4)

Net income (loss)	$(253.3)	$(1,224.6)	$37.0

Net loss attributable to noncontrolling interests	0.2	0.3	-

Net income (loss) attributable to AAM	$(253.1)	$(1,224.3)	$37.0

Basic earnings (loss) per share	$(4.81)	$(23.73)	$0.70

Diluted earnings (loss) per share	$(4.81)	$(23.73)	$0.69

See accompanying notes to consolidated financial statements

Consolidated Balance Sheets
December 31,
(in millions, except per share data)
	2009	2008
Assets
Current assets
Cash and cash equivalents	$178.1	$198.8
Short-term investments	4.2	77.1
Accounts receivable, net of allowances of $8.3 million in 2009 and $3.3 million in 2008	129.7	186.9
2008 AAM-GM Agreement receivable	-	60.0
Inventories, net	90.6	111.4
Deferred income taxes	5.9	5.5
Prepaid expenses and other	108.1	55.6
Total current assets	516.6	695.3

Property, plant and equipment, net	946.7	1,064.2
Deferred income taxes	27.7	20.7
Goodwill	147.8	147.8
GM postretirement cost sharing asset	219.9	221.2
Other assets and deferred charges	128.1	98.5
Total assets	$1,986.8	$2,247.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$200.9	$250.9
Accrued compensation and benefits	98.9	127.5
Deferred revenue	76.1	66.7
Deferred income taxes	4.4	13.1
Other accrued expenses	65.2	59.5
Total current liabilities	445.5	517.7

Long-term debt	1,071.4	1,139.9
Deferred income taxes	5.6	4.8
Deferred revenue	189.7	178.2
Postretirement benefits and other long-term liabilities	834.5	842.6
Total liabilities	2,546.7	2,683.2

Stockholders’ deficit
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2009 or 2008	-	-
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2009 or 2008	-	-
Common stock, par value $0.01 per share; 150.0 million shares
authorized; 73.7 million and 56.9 million shares issued and outstanding in 2009 and 2008, respectively	0.8	0.6
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2009 or 2008	-	-
Paid-in capital	579.9	426.7
Accumulated deficit	(901.7)	(648.6)
Treasury stock at cost, 5.4 million shares in 2009 and 5.2 million shares in 2008	(174.8)	(173.9)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(101.8)	(29.3)
Foreign currency translation adjustments	37.4	0.2
Unrecognized loss on derivatives	-	(11.4)
Total AAM stockholders’ deficit	(560.2)	(435.7)
Noncontrolling interests in subsidiaries	0.3	0.2
Total stockholders’ deficit	(559.9)	(435.5)
Total liabilities and stockholders’ deficit	$1,986.8	$2,247.7

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
Year Ended December 31,
(in millions)
	2009	2008	2007
Operating Activities
Net income (loss)	$(253.3)	$(1,224.6)	$37.0
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Asset impairments and related indirect inventory obsolescence	151.7	599.0	11.6
Depreciation and amortization	134.7	199.5	229.4
Deferred income taxes	(18.9)	82.5	(47.4)
Stock-based compensation	13.6	9.9	18.4
Pensions and other postretirement benefits, net of contributions	(83.4)	3.6	53.3
Loss on retirement of property, plant and equipment	0.7	4.0	8.5
Debt refinancing and redemption costs	7.7	-	5.5
Changes in operating assets and liabilities
Accounts receivable	118.9	71.9	64.9
Inventories	19.6	52.6	(28.4)
Accounts payable and accrued expenses	(50.7)	(77.1)	(5.2)
Deferred revenue, net	20.9	69.9	41.2
Other assets and liabilities	(45.6)	45.7	(20.9)
Net cash provided by (used in) operating activities	15.9	(163.1)	367.9

Investing activities
Purchases of property, plant and equipment	(141.5)	(140.2)	(186.5)
Decrease (increase) in deposits for acquisition of property and equipment	3.8	(7.1)	-
Proceeds from sale of property, plant and equipment	1.7	3.4	-
Reclassification of cash equivalents to short-term investments	-	(117.2)	-
Redemption of short-term investments	71.6	40.1	-
Acquisition, net	(10.2)	(10.7)	-
Net cash used in investing activities	(74.6)	(231.7)	(186.5)

Financing activities
Net short-term borrowings (repayments) under revolving credit facilities	(163.1)	290.3	(130.8)
Proceeds from issuance of long-term debt	854.8	8.9	556.1
Conversion of 2.00% Notes	-	(2.3)	-
Payment of Term Loan	(250.0)	-	(252.5)
Payments of other long-term debt and capital lease obligations	(516.8)	(11.5)	(0.5)
Debt issuance costs	(32.9)	(13.4)	(7.5)
Proceeds from issuance of common stock, net	109.7	-	-
Proceeds from issuance of warrants to GM	30.3	-	-
Employee stock option exercises	1.0	0.7	13.5
Tax benefit on stock option exercises	-	0.2	3.8
Dividends paid	-	(18.3)	(31.8)
Purchase of treasury stock	(0.9)	(0.1)	(2.0)
Net cash provided by financing activities	32.1	254.5	148.3

Effect of exchange rate changes on cash	5.9	(4.5)	0.4

Net increase (decrease) in cash and cash equivalents	(20.7)	(144.8)	330.1

Cash and cash equivalents at beginning of year	198.8	343.6	13.5

Cash and cash equivalents at end of year	$178.1	$198.8	$343.6

Supplemental cash flow information
Interest paid	$80.0	$75.9	$58.1
Income taxes paid, net of refunds	$3.8	$4.8	$20.6

See accompanying notes to consolidated financial statements

Consolidated Statement of Stockholders’ Equity (Deficit)
(in millions)
							Accumulated
							Other
							Comprehensive
	Common Stock					Noncontrolling	Income (Loss)
	Shares	Par	Paid-in	Retained	Treasury	Interest in	Attributable to
	Outstanding	Value	Capital	Earnings	Stock	Subsidiaries	AAM

Balance at January 1, 2007	50.5	$0.6	$381.7	$598.7	$(171.8)	-	$13.2

Net income				37.0		-
Change in derivatives, net							(1.8)
Foreign currency translation, net						-	18.7
Defined benefit plans, net							34.3
Effect of new accounting standard				(12.0)
Exercise of stock options and
vesting of restricted stock,
including tax benefit	1.1		18.9
Dividends paid				(31.8)
Stock-based compensation			15.7
Purchase of treasury stock					(2.0)
Balance at December 31, 2007	51.6	0.6	416.3	591.9	(173.8)	-	64.4

Net loss				(1,224.3)		(0.3)
Change in derivatives, net							(8.1)
Foreign currency translation, net						-	(34.0)
Defined benefit plans, net							(62.8)
Change in noncontrolling interest ownership						0.5
Exercise of stock options and
vesting of restricted stock,
including tax benefit	0.1		0.9
Dividends paid			(2.1)	(16.2)
Stock-based compensation			11.6
Purchase of treasury stock					(0.1)
Balance at December 31, 2008	51.7	0.6	426.7	(648.6)	(173.9)	0.2	(40.5)

Net loss				(253.1)		(0.2)
Change in derivatives, net							11.4
Foreign currency translation, net						0.4	37.2
Defined benefit plans, net							(72.5)
Proceeds from issuance of common stock, net	16.1	0.2	109.5
Proceeds from issuance of warrants to GM			30.3
Change in noncontrolling interest ownership						(0.1)
Exercise of stock options and
vesting of restricted stock,
including tax benefit	0.6		1.0
Stock-based compensation			12.4
Purchase of treasury stock					(0.9)
Balance at December 31, 2009	68.4	$0.8	$579.9	$(901.7)	$(174.8)	$0.3	$(64.4)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION  American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, crankshafts, transmission parts and metal-formed products.  In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, England, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea and Thailand.

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

       On September 16, 2009, AAM and General Motors LLC (GM) entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement).  As part of the 2009 Settlement and Commercial Agreement, we received $110.0 million in cure costs from GM.  See Note 2 – 2009 Settlement and Commercial Agreement for more detail on this agreement.  In the third quarter of 2009, we recorded $79.7 million of deferred revenue related to the 2009 Settlement and Commercial Agreement.  This includes the $110.0 million of cash received pursuant to the 2009 Settlement and Commercial Agreement net of $30.3 million, which represents the fair value of warrants issued to GM as part of the 2009 Settlement and Commercial Agreement.  As of December 31, 2009, our deferred revenue related to the 2009 Settlement and Commercial Agreement is $77.4 million, $8.0 million of which is classified as a current liability and $69.4 million of which is recorded as a noncurrent liability on our Consolidated Balance Sheet.  We recognize this deferred revenue into revenue on a straight-line basis over 120 months, which is the period that we expect GM to benefit under the 2009 Settlement and Commercial Agreement.  We recognized revenue of $2.3 million in 2009 related to this agreement.

In the second quarter of 2008, we entered into an agreement with GM to provide financial assistance to support the transition of our United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented legacy labor at our original U.S. locations upon the resolution of the strike called by the International UAW (2008 AAM – GM Agreement).   Pursuant to this agreement, GM agreed to provide us with $175.0 million of cash payments through April 2009.  We received $115.0 million in 2008 and the remaining $60 million in 2009.  The 2008 AAM – GM Agreement also amended the Asset Purchase Agreement, dated February 18, 1994, between GM and AAM.  The amendment provides that we shall have no liability to GM for postretirement healthcare and life insurance coverage provided to UAW represented transitioned associates with earned credited service from AAM that have or will retire under plans operated by GM.  The value of this liability was estimated at $38.7 million.  In total, we recorded deferred revenue of $213.7 million as a result of the 2008 AAM – GM Agreement.  This represented both the expected cash payments and the settlement of the postretirement healthcare and life insurance liability.  We recognize this deferred revenue into revenue on a straight-line basis over a 45 month period.  This recognition period is consistent with the period that GM will benefit from the payments provided to us under the 2008 AAM – GM Agreement.  We recognized $57.0 million and $33.2 million of revenue related to the 2008 AAM – GM Agreement in 2009 and 2008, respectively.  As of December 31, 2009, our deferred revenue related to the 2008 AAM – GM Agreement is $123.5 million, $57.0 million of which is classified as a current liability and $66.5 million of which is classified as a noncurrent liability on our Consolidated Balance Sheet.

As of December 31, 2009, the majority of the remaining deferred revenue primarily relates to customer payments to implement capacity programs, which is generally recognized into revenue over the life of these programs.  We recognized $11.1 million, $11.3 million and $4.2 million of revenue for these programs in 2009, 2008 and 2007, respectively.

BUYDOWN PROGRAM   In 2008, an involuntary Buydown Program (BDP) was initiated for associates that did not elect to participate in the Special Separation Program (SSP) and continued employment with AAM.  Under the BDP, we agreed to make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease.

We recorded expense of $51.9 million in 2008 for the estimated amount of total BDP payments related to permanently idled associates throughout the new labor agreements.  This represents management’s best estimate of the portion of the total BDP payment that will not result in a future benefit to the Company.  Due to new capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans and changes in our operating plans in the second quarter of 2009, we increased the estimated number of UAW-represented associates at our original U.S. locations that we expect to be permanently idled throughout the term of the 2008 labor agreements or to voluntarily elect to accelerate their remaining buydown payments and terminate employment.  As a result of this change in estimate, we recorded expense of $22.5 million in 2009, which represents the estimated additional BDP payments that will not result in a future benefit to AAM.  Associates who are laid off for a certain length of time have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  Several associates elected this option and we made $49.6 million and $0.3 million of accelerated BDP payments in 2009 and 2008, respectively.

As of December 31, 2009, we have $13.9 million in prepaid expenses and other on our Consolidated Balance Sheet for BDP payments that we estimate will provide a benefit to the Company in the future.  We recorded $21.2 million and $14.4 million of expense in 2009 and 2008, respectively, for the amortization of this asset.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        RESEARCH AND DEVELOPMENT (R&D) COSTS   We expense R&D as incurred.  R&D spending was $67.0 million, $85.0 million and $80.4 million in 2009, 2008 and 2007, respectively.

CASH AND CASH EQUIVALENTS   Cash and cash equivalents include all cash balances and highly liquid investments in money market funds with maturities of 90 days or less at the time of purchase.

        ACCOUNTS RECEIVABLE  The majority of our accounts receivable are due from original equipment manufacturers (OEM’s) in the automotive industry.  As of December 31, 2009, trade accounts receivable are due on average within 25 days from the date of shipment and are past due when payment is not received within the stated terms, as compared to 50 days as of December 31, 2008.  This decrease is due to expedited payment terms of “net 10 days” (Expedited Payment Terms) we agreed to with GM as part of the 2009 Settlement and Commercial Agreement, in exchange for a 1.0% early payment discount.  See Note 2 – 2009 Settlement and Commercial Agreement for more detail on these Expedited Payment Terms.

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

Inventories consist of the following:

	December 31,
	2009	2008
	(in millions)
Raw materials and work-in-progress	$101.3	$116.9
Finished goods	23.0	22.8
Gross inventories	124.3	139.7
Inventory valuation reserves	(33.7)	(28.3)
Inventories, net	$90.6	$111.4

PROPERTY, PLANT AND EQUIPMENT   Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2009	2008
	(years)	(in millions)
Land	-	$28.3	$26.1
Land improvements	10-15	16.6	14.1
Buildings and building improvements	15-40	257.0	279.6
Machinery and equipment	3-12	1,284.5	1,388.1
Construction in progress	-	67.8	94.2
		1,654.2	1,802.1
Accumulated depreciation and amortization		(707.5)	(737.9)
Property, plant and equipment, net		$946.7	$1,064.2

We state property, plant and equipment, including amortizable tooling, at historical cost, as adjusted for impairments.  Construction in progress includes costs incurred for the construction of buildings and building improvements, and machinery and equipment in process.  Repair and maintenance costs that do not extend the useful life or otherwise improve the utility of the asset beyond its existing useful state are expensed in the period incurred.

We record depreciation and tooling amortization on the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation and tooling amortization amounted to $126.6 million, $194.1 million and $220.6 million in 2009, 2008 and 2007, respectively.

 Property, plant and equipment decreased significantly in 2009 as compared to 2008, primarily as a result of asset impairments.  See Note 4 – Restructuring Actions for more detail on these asset impairments.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS   In accordance with the accounting guidance for the impairment or disposal of long-lived assets and when impairment indicators exist, we evaluate the carrying value of long-lived assets for potential impairment.  We consider projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations.  If impairment is deemed to exist, the carrying amount of the asset is adjusted based on its fair value. Recoverability of assets “held for use” is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  When the carrying value of an asset group exceeds its fair value and is therefore nonrecoverable, those assets are written down to fair value.  Fair value is determined based on market prices, when available, or a discounted cash flow analysis performed using management estimates.  See Note 4 - Restructuring Actions for detail on our 2009 and 2008 asset impairments.

GOODWILL   We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired.  We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles.  We completed impairment tests in 2009 and 2008 and concluded that there was no impairment of our goodwill.

INTANGIBLE ASSETS   We recorded an intangible asset of $9.6 million as of December 31, 2008 which represents the fair value of the customer relationships acquired as part of an asset purchase agreement with FormTech Industries LLC.  We recorded $1.9 million of expense for the amortization of this intangible asset in 2009 and the balance is $7.7 million as of December 31, 2009.  This intangible asset is classified as other assets and deferred charges on our Consolidated Balance Sheet and is being amortized on a straight-line basis over its estimated useful life of five years.

        DEBT ISSUANCE COSTS   The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. As of December 31, 2009 and December 31, 2008, we recorded unamortized debt issuance costs of $41.3 million and $21.2 million, respectively.  Deferred amounts associated with the extinguishment of debt are expensed and classified as debt refinancing and redemption costs on our Consolidated Statement of Operations.

DERIVATIVES   We recognize all derivatives on the balance sheet at fair value.  If a derivative qualifies under the accounting guidance as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value, and changes in the fair value of derivatives that do not qualify as hedges, are immediately recognized in earnings.  See Note 6 – Derivatives and Risk Management, for more detail on our derivatives.

CURRENCY TRANSLATION   We translate the assets and liabilities of our foreign subsidiaries to U.S. dollars at end-of-period exchange rates.  We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates.  We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity.  Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income.  We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income.

USE OF ESTIMATES   In order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements.  Actual results could differ from those estimates.

        SUBSEQUENT EVENTS   We have evaluated subsequent events through February 22, 2010, our filing date.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       EFFECT OF NEW ACCOUNTING STANDARDS  In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities.  This guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  We adopted the new accounting guidance on January 1, 2009 and retrospectively applied it to all prior periods presented herein.

       We have presented the effects of the adoption of this new accounting guidance for the inclusion of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of EPS for the twelve months ended December 31, 2007.  Adoption of this guidance did not increase basic and diluted shares outstanding for the twelve months ended December 31, 2009 and 2008 as we were in a loss position and the participating securities are not obligated to fund losses.

Earnings per share (EPS)	As originally reported	Adjustments	As adjusted and reported
Year Ended December 31, 2007	(in millions, except per share data)
Numerator
Net income attributable to AAM	$37.0	$-	$37.0
Denominators
Basic shares outstanding	51.1	2.0	53.1
Diluted shares outstanding	52.7	1.1	53.8
Basic EPS	$0.72	$(0.02)	$0.70
Diluted EPS	$0.70	$(0.01)	$0.69

       In February 2008, the FASB issued new accounting guidance which defers the effective date of a previously issued accounting standard for the fair value measurement of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  We adopted the guidance on fair value measurements of nonfinancial assets and nonfinancial liabilities on January 1, 2009 and it did not have a material impact on our financial statements.

       In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements.  This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted the new guidance on January 1, 2009 and have retrospectively revised the financial statement presentation of our noncontrolling interests accordingly.

In May 2008, the FASB issued new accounting guidance for the treatment of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  This guidance requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components.  This new accounting guidance was effective for us on January 1, 2009 and the impact was not material.

2. 2009 SETTLEMENT AND COMMERCIAL AGREEMENT

       On September 16, 2009, AAM and GM entered into a settlement and commercial agreement upon which we received $110.0 million from GM for cure costs associated with contracts assumed and/or terminated by Motors Liquidation Company in its chapter 11 bankruptcy cases; resolution of outstanding commercial obligations between AAM and GM (including, but not limited to, AAM retaining all but one previously sourced program, AAM amending its terms and conditions to be more consistent with the standard terms and conditions GM has with other Tier 1 suppliers, GM’s right to resource one previously awarded program, and GM’s acceptance of its obligation to AAM under the GM postretirement cost sharing agreement); and adjustment of installed capacity levels reserved for existing and awarded programs to reflect new estimates of market demand as agreed between the parties.

       We also agreed to Expedited Payment Terms of “net 10 days” through June 30, 2011, in exchange for a 1.0% early payment discount to GM.  After June 30, 2011, we will have the right to elect to continue to receive Expedited Payment Terms through December 31, 2013.

       Under the 2009 Settlement and Commercial Agreement, GM also made available to AAM a Second Lien Term Loan Facility of up to $100.0 million. Borrowings under this facility, if any, will bear interest at LIBOR (with a 2% floor) plus 12%.  The Second Lien Term Loan Facility is not prepayable until June 30, 2011, unless the source of such prepayment is cash generated in AAM’s ordinary course business operations and is subject to an intercreditor agreement with existing senior lenders and cannot be terminated prior to June 30, 2011. Until then, if we require additional liquidity that cannot be satisfied by utilizing a combination of the Expedited Payment Terms, proceeds from sales of common equity, proceeds from the issuance of equity-linked securities, cash generated from ordinary course business operations, availability under existing credit facilities (including certain permitted indebtedness), or a permitted refinancing (as set forth in the Second Lien Term Loan Facility), we will be required to borrow under the Second Lien Term Loan Facility.  As of December 31, 2009, we have not borrowed under this facility.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Also, as part of the 2009 Settlement and Commercial Agreement, we granted GM with a contingent right of access to certain of our facilities as collateral under the agreement.  In addition, we granted GM a security interest in certain operating assets, certain real estate and intellectual property used in production of GM component parts.  Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at a particular facility, GM may elect to access and use the operating assets and real estate used to manufacture, process and ship GM component parts produced at specified AAM facilities for a period of up to 360 days after invoking its right of access.  GM would also have the right to resource component part production to alternative suppliers. The right of access would continue for ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the Expedited Payment Terms.  If we do not achieve compliance with the Secured Debt Leverage Ratio under the Amended Revolving Credit Facility as of March 31, 2011 (without regard to a waiver, amendment, forbearance or modification of such covenant granted by the Amended Revolving Credit Facility lenders), GM’s right of access will be extended through March 31, 2012.

         We also issued to GM five year warrants, which entitle GM to purchase 4.1 million shares of AAM’s common stock at an exercise price of $2.76 per share.  If we borrow under the Second Lien Term Loan Facility, we will issue GM additional warrants to purchase a pro rata portion of up to an additional 6.9 million shares of AAM’s common stock at an exercise price of $2.76 per share based upon the amount drawn under the Facility.  These warrants will expire on September 16, 2014.

 We estimated the weighted average grant date fair value of the initial warrants issued to GM on September 16, 2009 to be $7.40 using the Black-Scholes option-pricing model with the following assumptions:

2009
Stock price	$8.13
Expected volatility	120.12%
Risk-free interest rate	3.47%
Expected life of options	5 years
Dividend yield	0.00%

        We are also subject to certain limitations on executive compensation and “golden parachute” agreements until ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the Expedited Payment Terms.  Other terms and conditions of the 2009 Settlement and Commercial Agreement modified the supply relationship between AAM and GM to be more consistent with GM’s relationship with other suppliers.  These terms and conditions include commercial revisions to the metal market program, warranty cost sharing, cost reduction programs, productivity commitments and payment terms.

3.    INDUSTRY RISKS AND UNCERTAINTIES

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

        In 2009, both GM and Chrysler entered and exited bankruptcy with assistance from the U.S. government.  Our sales to GM and Chrysler were approximately 86% of our total net sales in 2009.  We collected our pre-bankruptcy receivables from GM and Chrysler in 2009.  See Note 2 – 2009 Commercial and Settlement Agreement for more detail on GM’s acceptance of certain contracts and definitive contract terms.  Chrysler has assumed our pre-bankruptcy contracts.

In the second quarter of 2009, GM began an extended summer production shutdown of many of the facilities we support.  Chrysler also temporarily idled their manufacturing operations for a significant portion of the second quarter through its exit from bankruptcy.  The extended production shutdowns at GM and Chrysler significantly reduced production volumes, revenues and gross profit in the second and third quarters of 2009.

        As previously described in Note 2 – 2009 Settlement and Commercial Agreement, and as further discussed in Note 5 – Long-term Debt and Lease Obligations (related to our debt amendments and refinancing), we took actions in the third and fourth quarters of 2009 that strengthened our liquidity position.  However, risks and uncertainties continue to exist regarding general economic conditions, the health of the global and domestic automotive industry and the viability of our major customers.  We have made adjustments to our business plan, global manufacturing footprint, and our cost structure and operating breakeven level to adapt to lower industry production volumes.  We will continue to monitor these risks and uncertainties and will react appropriately.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    RESTRUCTURING ACTIONS

In 2009, we incurred restructuring charges related to one-time termination benefits, asset impairments, indirect inventory obsolescence, contract related costs and other ongoing restructuring actions.  In addition, we continue to make payments related to charges incurred for restructuring actions taken in prior years.  A summary of this activity for 2009 and 2008 is shown below (in millions):

	One-time Termination Benefits	Asset Impairment Charges	Indirect Inventory Obsolescence	Asset Retirement Obligations	Contract Related Costs	Other Restructuring Actions	Total

Accrual as of January 1, 2008	$20.3	$-	$-	$2.2	$-	$-	$22.5
Charges	233.4	552.6	46.4	1.0	10.7	19.6	863.7
Cash utilization	(202.5)	-	-	(1.4)	(3.6)	(19.6)	(227.1)
Non-cash utilization		(552.6)	(46.4)	-	(0.8)	-	(599.8)
Accrual adjustments	(9.1)	-	-	(1.4)	(1.0)	-	(11.5)
Accrual as of December 31, 2008	$42.1	$-	$-	$0.4	$5.3	$-	$47.8
Charges	8.9	147.8	3.9	1.0	21.1	10.3	193.0
Cash utilization	(44.3)	-	-	(0.1)	(5.1)	(10.3)	(59.8)
Non-cash utilization	-	(147.8)	(3.9)	-	-	-	(151.7)
Accrual adjustments	1.3	-	-	-	-	-	1.3
Accrual as of December 31, 2009	$8.0	$-	$-	$1.3	$21.3	$-	$30.6

ONE-TIME TERMINATION BENEFITS   In 2009, we reduced our worldwide salaried workforce by over 600 positions through salaried workforce reductions and a voluntary salaried retirement incentive program (SRIP).  We recorded expense of $5.4 million in 2009 in connection with the estimated postemployment benefits provided to certain associates.  We paid $4.6 million related to this salaried workforce reduction in 2009.

In the second quarter of 2008, we recorded expense of $215.7 million in 2008 for the postemployment benefits related to the SSP and we paid $27.9 million and $184.7 million of these costs in 2009 and 2008, respectively.

We recorded expense of $4.2 million in 2008 for the estimated postemployment costs for associates represented by the International Association of Machinists (IAM).  We paid $2.2 million in 2009 and $1.2 million in 2008 related to these costs.

In 2008, we approved a plan to reduce our salaried workforce by approximately 350 associates in the U.S and agreed to provide future transition payments to certain associates who would remain active through the operation of facilities under plant closure agreements.  We recorded expense of $10.4 million in connection with the estimated postemployment benefits related to these salaried workforce reductions.   We paid $2.9 million and $1.8 million related to these programs in 2009 and 2008, respectively.

We paid $2.8 million in 2009 and $14.8 million in 2008 related to one-time termination benefits which were initiated and expensed prior to 2008.

We recorded a charge of $3.5 million and $3.1 million related to postemployment benefits payable to associates in our European operations in 2009 and 2008, respectively.  We made payments of $3.9 million related to these charges in 2009.

We recorded $1.3 million in accrual adjustments related to changes in previous estimates in order to record our best estimate of our remaining one-time termination benefit payments as of December 31, 2009 and currency translation adjustments.  We recorded accrual adjustments of $9.1 million primarily related to the one-time termination benefits in 2008.  The adjustments in 2008 primarily relate to the reclassification of certain termination benefits from the restructuring accrual to the pension liability for associates who were paid under our pension plans.

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

We recorded asset impairment charges of $147.8 million in 2009 associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” to their estimated fair value.

       We recorded asset impairment charges of $552.6 million in 2008 associated with the permanent idling of certain assets and an impairment analysis of certain assets that were “held for use.”  The charges in 2008 were primarily due to a significant decline in current and future market demand and future customer production schedules for the major North American light truck programs we currently support.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INDIRECT INVENTORY OBSOLESCENCE  As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were determined to be obsolete.  We recorded a charge of $3.9 million in 2009 and $46.4 million in 2008 related to the write down of the net book value of these assets to their estimated net realizable value.

ASSET RETIREMENT OBLIGATIONS  As a result of recent closures, idling and consolidation of facilities, the methods and timing of certain asset retirement obligations, including environmental liabilities, related to these facilities became reasonably estimable.  Based on management’s best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $1.0 million in both 2009 and 2008.  As of December 31, 2009, the accrual for this liability was $1.3 million.

CONTRACT RELATED COSTS   Contract related costs recorded in 2009 of $21.1 million related to the estimated fair value of obligations for leased assets that were permanently idled in the second quarter of 2009.  Contract related costs recorded in 2008 of $10.7 million primarily include the estimated fair value of obligations for leased assets that were idled in the second quarter of 2008 and cancellation costs for long-term purchase commitments related to certain facilities under our plant closure agreements.

OTHER RESTRUCTURING ACTIONS  We incurred charges related to the redeployment of assets to support capacity utilization initiatives and other related activities.  We expensed and paid $10.3 million in 2009 and $19.6 million in 2008 related to these actions.

We expect to make payments of approximately $15 million in 2010, $10 million in 2011 and $6 million in 2012 related to the remaining restructuring accrual.

5.     LONG-TERM DEBT AND LEASE OBLIGATIONS

         Long-term debt consists of the following:

	December 31,
	2009	2008
	(in millions)

Revolving credit facility	$60.0	$295.0
9.25% Notes, net of discount	419.6	-
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.9	249.8
2.00% Convertible Notes	0.4	0.4
Term loan	-	250.0
Foreign credit facilities	34.1	36.9
Capital lease obligations	7.4	7.8
Long-term debt	$1,071.4	$1,139.9

REVOLVING CREDIT FACILITY   As of December 31, 2009, the Revolving Credit Facility provides up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of such revolving bank financing commitments through June 2013.  At December 31, 2009, $198.5 million was available under the Revolving Credit Facility, which reflected a reduction of $37.8 million for standby letters of credit issued against the facility.

On December 18, 2009, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”).  The Amended and Restated Revolving Credit Agreement extended the maturity date of $243.2 million of the aggregate commitments and revolving loans held by consenting lenders that agreed to extend their respective commitments under the Revolving Credit Restatement Agreement to June 30, 2013.

On December 18, 2009, we voluntarily prepaid and terminated $107.5 million of our Amended Revolving Credit Facility which was scheduled to become due in April 2010.  Upon repayment, we expensed $0.3 million of unamortized debt issuance costs.  We had been amortizing the debt issuance costs over the expected life of the borrowing.  We paid debt issuance costs of $14.5 million in 2009 associated with the amendments and restatements of our Revolving Credit Facility.

Under the Amended Revolving Credit Facility, we are required to comply with revised financial covenants related to secured indebtedness leverage and cash interest expense coverage.  We are also required to maintain an average daily minimum liquidity of $85 million until June 30, 2010 and to comply with a collateral coverage test thereafter.  The Amended Revolving Credit Facility limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions and sell assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Borrowings under the Amended Revolving Credit Facility will continue to bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin.  The applicable margin for a LIBOR based loan for lenders is currently 6.0%.

       The Amended Revolving Credit Facility is secured on a first priority basis by substantially all of the assets of AAM Holdings, American Axle & Manufacturing, Inc. (AAM, Inc.) and each guarantor, including a pledge of all capital stock of the U.S. subsidiaries of AAM Holdings and each guarantor and a portion of the capital stock of AAM Holdings and each guarantor’s first-tier foreign subsidiaries.  In addition, obligations under the Amended Revolving Credit Facility are guaranteed by AAM Holdings and our U.S. subsidiaries, all of which are directly owned by the borrower.

       The Amended Revolving Credit Facility provides back-up liquidity for our other credit facilities.  We intend to use the availability of long-term financing under the Amended Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

        9.25% NOTES  In the fourth quarter of 2009, we issued $425.0 million of 9.25% senior secured notes due 2017 (9.25% Notes).  The notes were issued at a discount of $5.5 million.  Net proceeds from these notes were used for the repayment of all amounts outstanding under our Amended Term Loan and to repay certain outstanding amounts under the Amended Revolving Credit Facility.  In 2009, we paid debt issuance costs of $12.6 million related to the 9.25% Notes.

The 9.25% Notes share the collateral package equally and ratably with the Amended Revolving Credit Facility as described above.  The indenture governing the 9.25% Notes limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, transact with affiliates or merge, make acquisitions and sell assets.

If the Second Lien Term Loan Facility with GM has not been refinanced in full (or terminated and repaid without refinancing) on or prior to June 30, 2013, each holder of the 9.25% Notes will have the right to require us to repurchase all or any part of the 9.25% Notes in cash on September 30, 2013.

  7.875% NOTES  In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes).  Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.  In 2007, we paid debt issuance costs of $5.2 million related to the 7.875% Notes.

        5.25% NOTES The 5.25% Notes are senior unsecured obligations due February 2014.

2.00% CONVERTIBLE NOTES  The 2.00% Senior Convertible Notes due 2024 are convertible into cash under terms of the indenture.  A total of $2.3 million of the notes were converted into cash in 2008 and $0.4 million of the notes remain outstanding as of December 31, 2009.

        TERM LOAN  On December 18, 2009, we voluntarily prepaid the amounts outstanding under our $250.0 million Amended Term Loan which was previously amended on September 16, 2009.  Upon repayment, we expensed $6.1 million of unamortized debt issuance costs.  We had been amortizing the debt issuance costs over the expected life of the borrowing.  We paid $5.8 million of debt issuance costs related to this amendment.

LEASES  We lease certain facilities, machinery and equipment under capital leases expiring at various dates.  The gross asset cost of our capital leases was $16.1 million at December 31, 2009 and December 31, 2008.  The net book value included in property, plant and equipment, net on the balance sheet was $7.2 million and $8.2 million at December 31, 2009 and 2008, respectively.  The weighted-average interest rate on these capital lease obligations at December 31, 2009 was 8.4%.

 We also lease certain facilities, machinery and equipment under operating leases expiring at various dates.  Pursuant to these operating leases, we have the option to purchase the underlying machinery and equipment on specified dates.  Existing lease repurchase options are $4.0 million in 2010.  Future minimum payments under noncancelable operating leases are as follows: $17.0 million in 2010, $14.3 million in 2011, $9.8 million in 2012, $0.8 million in 2013 and $0.1 million in 2014.  Our total expense relating to operating leases was $33.4 million, $22.4 million and $18.8 million in 2009, 2008 and 2007, respectively.  This includes $21.1 million and in 2009 and $4.7 million in 2008 of expense related to the permanent idling of leased assets.  See Note 4 – Restructuring Actions for more detail on these charges.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOREIGN CREDIT FACILITIES   We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through December 2011.  At December 31, 2009, $34.1 million was outstanding under these facilities and an additional $12.2 million was available.

SECOND LIEN TERM LOAN FACILITY   On September 16, 2009, we entered into a $100.0 million Second Lien Term Loan Facility with GM.  Borrowings under this facility, if any, will bear interest at LIBOR (with a 2% floor) plus 12%.  The Second Lien Term Loan Facility is not prepayable until June 30, 2011, unless the source of such prepayment is cash generated in AAM’s ordinary course business operations and is subject to an intercreditor agreement with existing senior lenders and cannot be terminated prior to June 30, 2011.  As of December 31, 2009, we have not borrowed under this facility.  See Note 2 – 2009 Settlement and Commercial Agreement, for more detail on the Second Lien Term Loan Facility.

DEBT MATURITIES  Aggregate maturities of long-term debt are as follows (in millions):

2010	$17.7
2011	10.0
2012	4.0
2013	63.3
2014	251.9
Thereafter	724.5
Total	$1,071.4

        INTEREST EXPENSE AND INVESTMENT INCOME   Interest expense was $84.5 million in 2009, $70.4 million in 2008 and $61.1 million in 2007.  Interest expense increased in 2009 as compared to 2008 as a result of higher interest rates and higher average outstanding borrowings.  Interest expense increased in 2008 as compared to 2007 primarily due to higher average outstanding borrowings.  We capitalized interest of $7.1 million in 2009, $5.9 million in 2008 and $6.4 million in 2007.  The weighted-average interest rate of our long-term debt outstanding at December 31, 2009 was 8.3% as compared to 7.0% and 7.8% at December 31, 2008 and 2007, respectively.

Investment income was $2.0 million in 2009, $2.5 million in 2008 and $9.3 million in 2007.  Investment income includes dividends earned on cash and cash equivalents and short-term investments during the period.  Investment income reflects an other-than-temporary impairment of $1.3 million and $5.5 million related to the decline in fair value of our short-term investments in 2009 and 2008, respectively.

6.     DERIVATIVES AND RISK MANAGEMENT

        DERIVATIVE FINANCIAL INSTRUMENTS  In the normal course of business, we are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  To manage a portion of these inherent risks, we may purchase certain types of derivative financial instruments based on management’s judgment of the trade-off between risk, opportunity and cost.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  The ineffective portion of any hedge is included in current earnings.  The impact of hedge ineffectiveness was not significant in any of the periods presented.

 CURRENCY FORWARD CONTRACTS  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar.  There were no currency forward contracts in place as of December 31, 2009.  We had currency forward contracts with a notional amount of $36.9 million outstanding at December 31, 2008.  The fair value of our foreign currency forward contracts was a liability of $9.8 million as of December 31, 2008.

 INTEREST RATE SWAPS  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  In the fourth quarter of 2008, we terminated our interest rate swap with a notional amount of $200.0 million that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  As of December 31, 2009, no interest rate swaps were in place.

 The following table summarizes the reclassification of pre-tax derivative losses into net loss from accumulated other comprehensive income (loss):

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Loss Reclassified During the Twelve Months Ended December 31, 2009	Loss Expected to be Reclassified During the Next 12 Months
		(in millions)
Currency forward contracts	Cost of Goods Sold	$(7.5)	$-
Interest rate hedges	Interest Expense	(4.1)	-

 In the fourth quarter of 2009, as a result of our prepayment of the Amended Term Loan, we reclassified the remaining $1.3 million loss in accumulated other comprehensive income (loss) (AOCI) related to the interest rate swap.  This loss is included in debt refinancing and redemption costs on our Consolidated Statement of Operations.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATIONS OF CREDIT RISK  In the normal course of business, we provide credit to customers.  We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

 Sales to GM were approximately 78%, 74% and 78% of our total net sales in 2009, 2008 and 2007, respectively.  Accounts and other receivables due from GM were $60.5 million at year-end 2009 and $175.4 million at year-end 2008.  Sales to Chrysler LLC were approximately 8% of our total net sales in 2009, 10% in 2008 and 12% in 2007.  Accounts receivable due from Chrysler were $28.0 million at year-end 2009 and $23.4 million at year-end 2008.  No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

 In addition, our GM postretirement cost sharing asset was $229.3 million as of December 31, 2009 and $221.2 million as of December 31, 2008.  See Note 10 – Employee Benefit Plans for more detail on this cost sharing asset.

 We also diversify the concentration of invested cash, cash equivalents and short-term investments among different financial institutions and we monitor the selection of counterparties to other financial instruments to avoid unnecessary concentrations of credit risk.

7.      FAIR VALUE

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

          FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of December 31, 2009, are as follows (in millions):

Balance Sheet Classification	Carrying Amount	Fair Value	Input
Cash equivalents	$77.0	$77.0	Level 1
Short-term investments	4.2	4.2	Level 2

  Prior to September 2008, we had previously classified our investments in the Reserve Funds, which are a series of money-market and other similar fund investments, as cash and cash equivalents on our Consolidated Balance Sheet because the funds were readily convertible into known amounts of cash.  In September of 2008, redemptions were temporarily suspended from the Reserve Funds.  Accordingly, we reclassified the fair value of our investments in these funds of $117.2 million from cash and cash equivalents to short-term investments on our Consolidated Balance Sheet.   Since this suspension, we have received $71.6 million and $40.1 million in redemptions from the Reserve Funds in 2009 and 2008, respectively.  As of December 31, 2009, we have classified the fair value of the remaining investments of $4.2 million as short-term investments on our Consolidated Balance Sheet.  The Reserve Funds are currently invested in securities with daily maturities.  We expect to receive the remaining balance of our current holdings in the Reserve Funds in 2010.

  In 2009, we recorded an other-than-temporary impairment of $1.3 million based on the estimated fair value of our remaining investments in the Reserve Funds.  In 2008, we recorded a loss of $5.5 million as a result of an other-than-temporary decline in the fair value of our investments in the Reserve Funds.

  The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term maturities of these instruments.  The carrying value of our borrowings under the foreign credit facilities approximates their fair value due to the frequent resetting of the interest rates.  We estimated the fair value of the amounts outstanding on our debt as of December 31, 2009, using available market information and other observable data, to be as follows (in millions):

	Carrying Amount	Fair Value	Input
Amended Revolving Credit Facility	$60.0	$57.0	Level 2
9.25% Notes	419.6	433.5	Level 2
7.875% Notes	300.0	258.0	Level 2
5.25% Notes	249.9	212.5	Level 2

 Investments in our defined benefit plans are stated at fair value.  See Note 10 – Employee Benefit Plans for additional fair value disclosures of our pension plan assets as of December 31, 2009.

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

The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition (in millions):

Balance Sheet Classification	Fair value measurements using level 3 inputs	Asset impairment recorded in twelve months ended December 31, 2009
Property, plant and equipment, net	$34.1	$72.6
Other assets and deferred charges	1.5	3.3

We were also required to measure the fair value of obligations for leased assets that were permanently idled in the second quarter of 2009.  Using level 3 inputs, we determined the fair value of these obligations by calculating the present value of future lease payments, adjusted for the effects of any prepaid or deferred items recognized under the lease, using a credit adjusted risk-free rate.  We recorded $5.9 million of these obligations as accrued expenses and other current liabilities and $15.2 million of these obligations as postretirement benefits and other long-term liabilities on our Consolidated Balance Sheet as of June 30, 2009.

8.     INVESTMENT IN JOINT VENTURE

In the first quarter of 2009, we formed a joint venture with Hefei Automobile Axle Co, Ltd., a subsidiary of Anhui Jianghuai Automobile Group Co, Ltd. (JV).  Each party owns 50 percent of the JV, and we will account for the JV using the equity method.  We recorded the initial investment in the JV of $10.2 million at cost, and adjusted the carrying amount of the investment to recognize our proportionate share of the earnings of the JV.  Our investment is classified as other assets and deferred charges on our Consolidated Balance Sheet.

9.     STOCKHOLDER RIGHTS PLAN

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

         On October 30, 2009, we entered into an Amended and Restated Rights Agreement between AAM and Computershare Trust Company, N.A., as rights agent (the Rights Agreement), in order to preserve the long-term value and availability of our net operating loss (NOL) carryforwards and related tax benefits.

         The Rights Agreement, as amended, reduces the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the Rights Agreement from 15% of our then-outstanding shares of common stock to 4.99% of our then-outstanding shares of common stock.  The Rights Agreement also, among other things, expands the scope of the definition of “Acquiring Person” to include persons or groups that would be considered “5-percent shareholders” under Section 382 of the Internal Revenue Code of 1986, as amended, and the treasury regulations promulgated thereunder.  Additionally, the Rights Agreement exempts stockholders who currently beneficially own 5% or more of our outstanding shares of common stock so long as their ownership continuously equals or exceeds 5% and provided that they do not acquire an additional 0.5% or more of our outstanding shares of common stock.

         The Rights Agreement will automatically expire on September 15, 2013.  In addition, beginning in 2011, our Board of Directors will review the Rights Agreement annually in the first fiscal quarter to determine whether any of its provisions are, or the Rights Agreement itself is, no longer in the best interests of AAM, its stockholders and any other relevant constituencies.

10.    EMPLOYEE BENEFIT PLANS

 PENSION AND OTHER POSTRETIREMENT DEFINED BENEFIT PLANS   We sponsor various qualified and non-qualified defined benefit pension plans for our eligible associates.  We also maintain hourly and salaried benefit plans that provide postretirement medical, dental, vision, legal and life insurance benefits (OPEB) to our eligible retirees and their dependents in the U.S.

 As part of the 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this agreement of $229.3 million and $221.2 million at December 31, 2009 and December 31, 2008, respectively.  We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $9.4 million that is classified as a current asset and $219.9 million that is classified as a noncurrent asset as of December 31, 2009.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Actuarial valuations of our benefit plans were made as of December 31, 2009 and 2008.  The principal weighted-average assumptions used in the year-end valuation of our U.S. and U.K. plans appear in the following table.  The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans.  The U.K. discount rate is based on a review of long-term bonds, in consideration of the average duration of plan liabilities.  The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns.  The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2009		2008		2007		2009	2008	2007
	U.S.	U.K	U.S.	U.K	U.S.	U.K.
Discount rate	6.10%	5.70%	6.50%	5.90%	6.45%	5.70%	6.00%	6.50%	6.55%
Expected return on plan assets	8.00%	6.25%	8.00%	5.90%	8.50%	6.50%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	3.30%	3.75%	3.80%	3.75%	3.75%	3.75%

The accumulated benefit obligation for all defined benefit pension plans was $613.7 million and $560.2 million at December 31, 2009 and December 31, 2008, respectively.  The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2009	2008	2009	2008
		(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$565.2	$596.0	$514.9	$657.4
Service cost	5.2	13.0	2.3	14.4
Interest cost	36.1	37.2	17.8	22.9
Plan amendments	-	-	(6.6)	(96.8)
Actuarial (gain) loss	42.2	(31.8)	8.6	(15.7)
Change in GM portion of OPEB obligation	-	-	8.2	8.7
Participant contributions	0.7	1.2	-	-
Special and contractual termination benefits	2.5	53.4	(0.7)	11.0
Curtailments	(0.6)	(17.9)	(21.3)	(36.5)
2008 AAM-GM Agreement settlement	-	-	-	(38.7)
Benefit payments	(39.3)	(57.3)	(16.1)	(11.8)
Currency fluctuations	7.6	(28.6)	-	-
Net change	54.4	(30.8)	(7.8)	(142.5)
Benefit obligation at end of year	$619.6	$565.2	$507.1	$514.9

Change in plan assets
Fair value of plan assets at beginning of year	$310.7	$516.5	$-	$-
Actual return on plan assets	55.5	(130.8)	-	-
Employer contributions	24.9	5.2	16.1	11.8
Participant contributions	0.7	1.2	-	-
Benefit payments	(39.3)	(57.3)	(16.1)	(11.8)
Currency fluctuations	6.2	(24.1)	-	-
Net change	48.0	(205.8)	-	-
Fair value of plan assets at end of year	$358.7	$310.7	$-	$-

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2009	2008	2009	2008
	(in millions)		(in millions)
Current liabilities	$(0.8)	$(0.8)	$(26.9)	$(14.4)
Noncurrent liabilities	(260.1)	(253.7)	(480.2)	(500.5)
Net liability	$(260.9)	$(254.5)	$(507.1)	$(514.9)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Pre-tax amounts recorded in AOCI, not yet recognized in net periodic (benefit) cost as of December 31, 2009 and 2008, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2009	2008	2009	2008
	(in millions)		(in millions)
Net actuarial gain (loss)	$(152.1)	$(133.5)	$35.9	$46.5
Net prior service credit	1.0	0.7	31.9	77.2
Total amounts recorded	$(151.1)	$(132.8)	$67.8	$123.7

        The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	2009	2008	2007	2009	2008	2007
	(in millions)			(in millions)
Service cost	$5.2	$13.0	$21.4	$2.3	$14.4	$25.3
Interest cost	36.1	37.2	34.9	17.8	22.9	28.5
Expected asset return	(30.4)	(38.6)	(38.3)	-	-	-
Amortized actuarial loss (gain)	1.3	0.2	1.5	(1.7)	-	-
Amortized prior service cost (credit)	(0.1)	0.8	2.3	(5.4)	(8.3)	(3.0)
Special and contractual termination benefits	2.5	53.4	16.1	(0.7)	11.0	16.9
Curtailments	(1.5)	(1.0)	(2.9)	(68.0)	(75.0)	(17.4)
Settlement	0.4	-	-	-	(9.4)	-
Net periodic benefit cost (credit)	$13.5	$65.0	$35.0	$(55.7)	$(44.4)	$50.3

        Our postretirement cost sharing asset from GM is measured on the same basis as the portion of the obligation to which it relates.  The actuarial gains and losses related to the GM portion of the OPEB obligation are recognized immediately to the Consolidated Statement of Operations as an offset against the gains and losses related to the change in the corresponding GM postretirement cost sharing asset.  These items are presented net in the change in benefit obligation and net periodic benefit cost components disclosed above.  Remaining actuarial gains and losses are deferred and amortized over the expected future service periods of the active participants.

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that is expected to be amortized from AOCI into net periodic benefit cost in 2010 are $2.6 million and $0.1 million, respectively.  The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2010 is $0.9 million and $3.1 million, respectively.

 For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 8.0% was assumed for 2010.  The rate was assumed to decrease gradually to 5.0% by 2016 and to remain at that level thereafter.  Health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2009 and the postretirement obligation at December 31, 2009 by $2.0 million and $53.9 million, respectively.  A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2009 and the postretirement obligation at December 31, 2009 by $1.6 million and $45.3 million, respectively.

 The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $47.2 million in 2010; $49.3 million in 2011; $50.8 million in 2012; $51.5 million in 2013; $52.1 million in 2014 and $274.8 million in 2015 through 2019.  These amounts were estimated using the same assumptions to measure our 2009 year-end pension and OPEB obligations and include an estimate of future employee service.

 Contributions   We currently estimate our regulatory pension funding requirements in 2010 to be approximately $25 million.  We expect our cash outlay, net of GM cost sharing, for OPEB to be approximately $15 million.

 Attrition and separation programs   In 2009, we completed multiple valuations of the assets and liabilities of our pension and OPEB plans.  We recorded a net gain $69.5 million for the curtailment of certain pension and other postretirement benefits in 2009.  These curtailments relate primarily to UAW-represented associates who participated in attrition programs in 2008 but did not terminate employment with AAM until 2009, UAW-represented associates who terminated employment in 2009 by electing to accelerate their remaining buydown payments and a reduction in our salaried workforce.

          In addition, we recorded expense of $1.8 million for special termination benefits in 2009.  This charge primarily relates to the SRIP benefits paid under our pension plans, net of an adjustment resulting from the closing agreement we signed with the IAM in the second quarter of 2009.

  In 2008, we completed multiple valuations of the assets and liabilities of our U.S. pension and OPEB plans.  This was required due to plan amendments, attrition programs and plant closure agreements, most of which resulted from the new labor agreements ratified by the UAW represented associates at our original U.S. locations on May 23, 2008.  We recorded a net gain of $76.0 million for the curtailment of certain pension and OPEB in 2008.  This resulted primarily from the reduction in the expected future pension and OPEB related to those hourly associates who have accepted the SSP and terminated employment from AAM.

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

 Amendments to pension and OPEB plans   In 2009, we recorded a decrease in our OPEB liability of $6.6 million for negative plan amendments.  These primarily related to amendments of the salaried OPEB plans that reduced the benefits to be paid attributed to associate services already rendered as well as changes to labor agreements at our Cheektowaga Machining Facility.  Certain changes in the 2008 labor agreements reduced the OPEB attributed to employee services already rendered.  These changes are classified as negative plan amendments and reduced our OPEB obligation by $96.8 million in 2008.

 These adjustments were recorded to AOCI and will be amortized over future periods.

 2008 AAM – GM Agreement   As part of the 2008 AAM – GM Agreement, we no longer have a liability to GM for OPEB provided to UAW represented transition associates with earned credited service from AAM who retire under the plans administered by GM.  In 2008, we reduced our OPEB obligation $38.7 million to reflect the settlement of this portion of the liability.  See Note 1 – Organization and Summary of Significant Accounting Policies for more detail on the accounting for this agreement with GM.  The forgiveness of this obligation was accounted for as a settlement.  Accordingly, the related amount of unamortized gain previously recorded to AOCI was recorded as a credit of $9.4 million to cost of sales in 2008.

         Pension plan assets   The weighted-average asset allocations of our pension plan assets at December 31, 2009 and 2008 appear in the following table.  The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2009	2008	Allocation	2009	2008	Allocation
Equity securities	50.5%	62.5%	50% – 70%	51.7%	47.0%	45% – 55%
Fixed income securities	33.7%	32.0%	30% – 35%	47.1%	52.0%	45% – 55%
Hedge funds	12.4%	5.4%	0% – 15%	0.0%	0.0%	0%
Cash	3.4%	0.1%	0% – 5%	1.2%	1.0%	0% – 5%
Total	100.0%	100.0%		100.0%	100.0%

The primary objective of our pension plan assets is to provide a source of retirement income for participants and beneficiaries.  Our primary financial objectives for the pension plan assets have been established in conjunction with a comprehensive review of our current and projected financial requirements.  These objectives include having the ability to pay all future benefits and expenses when due, maintaining flexibility and minimizing volatility.  These objectives are based on a long-term investment horizon.

Investments in our defined benefit plans are stated at fair value.  Level 1 assets are valued using quoted market prices that represent the asset value of the shares held by the trusts.  The level 2 assets are investments in pooled funds, which are valued using a model to reflect the valuation of their underlying assets that are publicly traded with observable values.  The fair value of our level 3 postretirement benefit plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.  The fair values of our pension plan assets as of December 31, 2009, are as follows (in millions):

Asset Categories	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$10.8	$-	$-	$10.8
Equity
U.S. Large Cap	85.6	2.8	-	88.4
U.S. Small/Mid Cap	23.5	3.5	-	27.0
World Equity	34.0	32.5	-	66.5
Fixed Income Securities
Government & Agencies	40.7	-	-	40.7
Corporate Bonds – Investment Grade	52.2	-	-	52.2
Corporate Bonds – Non-investment Grade	18.7	-	-	18.7
Emerging Market Debt	17.3	-	-	17.3
Other	1.8	-	-	1.8
Hedge Funds
Multi Strategy Hedge Fund	-	-	35.3	35.3
Total Plan Assets	$284.6	$38.8	$35.3	$358.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The change in the fair value of our level 3 assets in 2009 is as follows (in millions):

Multi Strategy Hedge Fund
Beginning balance at December 31, 2008	$13.5
Actual return on plan assets:
Relating to assets still held at the reporting date	1.4
Purchases, sales and settlements	20.4
Ending balance at December 31, 2009	$35.3

 DEFINED CONTRIBUTION PLANS  Most of our salaried U.S. associates are eligible to participate in voluntary savings plans.  Our maximum match is 50% of eligible salaried associates’ contribution up to 10% of their eligible salary.  Matching contributions amounted to $3.3 million in 2009, $3.8 million in 2008 and $3.7 million in 2007.  U.S. salaried associates are eligible to receive an additional annual retirement contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service.  We made contributions of $2.9 million, $3.4 million and $3.2 million in 2009, 2008 and 2007, respectively, for the ARC.

 As part of the 2008 labor agreements, certain UAW represented associates at our original U.S. locations are eligible for a Company match on associate contributions made to the voluntary savings plans beginning in 2009.  Our maximum match will be 25% of hourly associates’ contribution up to the first 6% of their contributions.  Matching contributions amounted to $0.4 million in 2009.  Certain UAW represented associates are also eligible to receive an ARC benefit of 5% of eligible wages beginning in 2009.  We made contributions of $1.8 million in 2009 for the ARC related to these associates.

 DEFERRED COMPENSATION  PLAN  Certain U.S. associates are eligible to participate in a non-qualified deferred compensation plan.  Payments of $1.4 million, $1.7 million and $1.9 million have been made in 2009, 2008 and 2007, respectively, to eligible associates that have elected distributions.  At December 31, 2009 and 2008, our deferred compensation liability was $11.7 million and $10.9 million, respectively.  Due to the changes in the value of this deferred compensation plan we increased our liability by $2.0 million in 2009, reduced our liability by $2.3 million in 2008 and increased our liability by $1.4 million in 2007.

11.   STOCK-BASED COMPENSATION

 At December 31, 2009, we have grants outstanding under stock incentive compensation plans approved by our stockholders.  Under these plans, a total of 19.1 million shares have been authorized for issuance to our directors, officers and certain other associates in the form of options, unvested restricted stock or other awards that are based on the value of our common stock.  The 1999 stock incentive compensation plan expired in January 2009.  The Company has no shares available for future grants at December 31, 2009.

 STOCK OPTIONS   Under the terms of the plans, stock options are granted at the market price of the stock on the grant date.  The contractual term of outstanding stock options ranges from 10 to 12 years.  We issue new shares to satisfy stock-based awards.

 Stock option awards become exercisable in three approximately equal annual installments beginning one year from the date of grant.

 The following table summarizes activity relating to our stock options:

		Weighted-
	Number of	Average Exercise
	Shares	Price Per Share
	(in millions, except per share data)
Outstanding at January 1, 2007	6.8	$23.10
Options granted	0.3	26.02
Options exercised	(0.9)	15.25
Options canceled	(0.1)	32.76
Outstanding at December 31, 2007	6.1	$24.16
Options granted	0.3	10.08
Options exercised	(0.1)	11.47
Options canceled	(0.3)	23.45
Outstanding at December 31, 2008	6.0	$23.57
Options granted	0.1	2.81
Options exercised	(0.2)	4.26
Options canceled	(0.3)	22.84
Outstanding at December 31, 2009	5.6	$23.96

Exercisable at December 31, 2007	5.5	$24.40
Exercisable at December 31, 2008	5.4	$24.42
Exercisable at December 31, 2009	5.1	$25.05

 As of December 31, 2009, unrecognized compensation cost related to unvested stock options totaled $0.6 million.  The weighted average period over which this cost is expected to be recognized is approximately one year.  The total intrinsic value of options outstanding as of December 31, 2009 was $0.8 million.  There was no intrinsic value of options exercisable as of December 31, 2009.  The total intrinsic value of stock options exercised in 2009 and 2008 was $0.8 million and $0.5 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2009:

		Weighted-	Weighted-	Number of	Weighted-
Range of	Outstanding	Average Exercise	Average	Stock Options	Average Exercise
Exercise Prices	Stock Options	Price Per Share	Contractual Life	Exercisable	Price Per Share
	(in millions, except per share data)		(in years)	(in millions, except per share data)
$2.81	0.1	$2.81	9.0	-	$-
$8.85	0.4	8.85	1.3	0.4	8.85
$10.08 - $15.58	1.1	13.92	4.5	0.8	14.79
$19.54 - $23.73	1.1	23.66	3.1	1.1	23.66
$24.15 - $27.00	1.6	25.00	3.7	1.5	24.94
$32.13 - $40.83	1.3	38.56	4.1	1.3	38.56
	5.6	$23.96	3.8	5.1	$25.05

     We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Expected volatility	64.32%	46.10%	44.26%
Risk-free interest rate	2.07%	3.78%	4.46%
Dividend yield	2.85%	6.20%	2.30%
Expected life of options	8 years	8 years	8 years
Weighted-average grant-date fair value	$1.40	$2.67	$11.13

Expected volatility was based on the daily changes in our historical common stock prices over a period equal to the expected life of the award.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life of the options.  Our dividend yield is based on the dividend at the time of grant.  The expected life of options is based on historical stock option exercise patterns and the terms of the options.

OTHER STOCK-BASED COMPENSATION   We awarded performance accelerated restricted stock, restricted stock and restricted stock units (PARS, RS and RSUs, respectively).  The total amount of compensation expense associated with the RSUs is recorded as an accrued liability when incurred while the total amount of compensation expense associated with PARS and RS is recorded to paid-in-capital.  The PARS and RSUs vest over three to five years contingent upon the satisfaction of future financial performance targets specified by the plan and the RS vests over three years.  The unearned compensation is expensed over the expected vesting period.

The following table summarizes activity relating to our PARS, RS and RSUs:

	Number of Shares/Units	Weighted Average Grant Date Fair Value Per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2007	1.8	$20.46
Granted	0.9	26.07
Vested	(0.2)	22.78
Cancelled	(0.2)	21.90
Outstanding at December 31, 2007	2.3	22.33
Granted	1.0	18.87
Vested	(0.2)	22.59
Cancelled	(0.2)	21.87
Outstanding at December 31, 2008	2.9	21.17
Granted	1.3	2.81
Vested	(0.7)	18.36
Cancelled	(0.2)	19.78
Outstanding at December 31, 2009	3.3	$14.77

As of December 31, 2009, unrecognized compensation cost related to unvested PARS, RS and RSUs totaled $12.6 million.  The weighted average period over which this cost is expected to be recognized is approximately two years.  In 2009 and 2008, the total fair market value of PARS, RS and RSUs vested was $3.7 million and $2.3 million, respectively.

        We made cash payments of $0.1 million and $2.0 million related to vested RSUs in 2009 and 2008, respectively.  We made payments of $1.0 million in January 2010 related to a portion of the vested RSUs in 2009.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   INCOME TAXES

Income (loss) before income taxes for U.S. and non-U.S. operations was as follows:

	2009	2008	2007
	(in millions)
U.S. loss	$(364.1)	$(1,168.4)	$(55.1)
Non - U.S. income	66.9	47.1	72.7
Total income (loss) before income taxes	$(297.2)	$(1,121.3)	$17.6

 The following is a summary of the components of our provisions for income taxes:

	2009	2008	2007
	(in millions)
Current
Federal	$6.0	$6.0	$11.1
Other state and local	0.5	1.4	0.9
Foreign	17.3	7.7	6.1
Total current	23.8	15.1	18.1

Deferred
Federal	(64.7)	74.7	(32.6)
Other state and local	(0.6)	3.8	0.6
Foreign	(2.3)	9.7	(5.5)
Total deferred	(67.6)	88.2	(37.5)
Total income tax expense (benefit)	$(43.8)	$103.3	$(19.4)

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2009	2008	2007
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	11.6	2.2	(129.6)
State and local	0.1	-	6.6
Federal tax credits	-	-	(29.8)
Valuation allowance	(10.2)	(44.8)	-
U.S. tax on unremitted foreign earnings	(33.2)	-	-
NOL carryback refund	16.4	-	-
Other	(5.0)	(1.6)	7.1
Effective income tax rate	14.7%	(9.2)%	(110.7)%

Our income tax expense and effective tax rate for 2009 reflects the effect of recording a tax benefit related to the extension of the carryback period of our 2008 NOL, recording a valuation allowance against income tax benefits on losses in the U.S. and certain foreign subsidiaries and taxes on unremitted foreign earnings.  The income tax expense and effective tax rate for 2008 reflects the effect of the valuation allowance that was recorded in 2008 in the U.S. and U.K. and the effect of not recording an income tax benefit on tax losses in the U.S.  The 2007 income tax benefit is primarily the result of recognizing the deferred income tax benefit of current year losses in the U.S. and the tax rate impact of an increase in foreign source income, which carries a lower overall effective tax rate than U.S. income.  In 2007, the change in the effective tax rate also reflects the impact of tax deductions on a smaller base of income (loss) before income taxes.

 In the fourth quarter of 2009, the U.S. Congress passed the Worker, Homeownership and Business Act of 2009 which, among other things, extended the NOL carryback period for most taxpayers from two years to up to five years for either 2008 or 2009 NOLs.  This law enabled us to carryback our 2008 NOL to 2003.  As a result of this special carryback election, we recorded an income tax benefit of $48.8 million in the fourth quarter 2009.  In February 2010, we received the $48.8 million refund in full.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 As of December 31, 2009 and 2008, we have refundable income taxes of $52.7 million and $6.6 million, respectively, classified as prepaid expenses and other on our Consolidated Balance Sheet.  We also have income taxes payable of $3.8 million classified as other accrued expenses on our Consolidated Balance Sheet as of December 31, 2009.

 The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31,
	2009	2008
	(in millions)
Current deferred tax assets
Employee benefits	$12.9	$27.1
Inventory	6.6	20.8
Prepaid taxes and other	28.5	27.8
Valuation allowance	(42.1)	(70.0)
Total current deferred tax assets	5.9	5.7

Current deferred tax liabilities
Inventory and other	(4.4)	(13.3)
Current deferred tax asset, net	$1.5	$(7.6)

          Current deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2009	2008
	(in millions)

U.S. federal and state deferred tax asset, net	$-	$1.3
Other foreign deferred tax asset (liability), net	1.5	(8.9)
Current deferred tax asset (liability), net	$1.5	$(7.6)

          The following is a summary of the significant components of our noncurrent deferred tax assets and liabilities:

	December 31,
	2009	2008
	(in millions)
Noncurrent deferred tax assets
Employee benefits	$249.6	$246.4
NOL carryforwards	164.6	186.7
Tax credit carryforwards	99.9	30.9
Capital allowance carryforwards	24.6	20.4
Fixed assets	33.1	-
Deferred revenue	59.2	31.7
Capitalized expenditures	75.1	23.6
Other	4.4	9.6
Valuation allowances	(517.6)	(511.8)
Noncurrent deferred tax assets	192.9	37.5

Noncurrent deferred tax liabilities
Fixed assets and other	(170.8)	(21.6)
Noncurrent deferred tax asset, net	$22.1	$15.9

  Noncurrent deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2009	2008
	(in millions)
U.S. federal and state deferred tax asset, net	$22.2	$6.4
Other foreign deferred tax asset (liability), net	(0.1)	9.5
Noncurrent deferred tax asset, net	$22.1	$15.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES   The deferred income tax assets and liabilities previously summarized reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.  As of December 31, 2009 and December 31, 2008, we had deferred tax assets from domestic and foreign NOL and tax credit carryforwards of $289.1 million and $238.0 million, respectively.  Approximately $59.5 million of the deferred tax assets at December 31, 2009 relate to NOL carryforwards or tax credits that can be carried forward indefinitely with the remainder having carryover periods of 10 to 20 years.

 In accordance with the accounting guidance for income taxes, we estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, we use historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.

At December 31, 2009, the U.S. valuation allowance was $483.0 million compared to $534.7 million at December 31, 2008. The change in the valuation allowance was primarily attributable to the special 2008 NOL carryback and the establishment of a deferred tax liability for the U.S. tax impact of undistributed earnings of certain foreign subsidiaries, primarily offset by additional valuation allowances recorded to offset the deferred tax benefits resulting from losses incurred in 2009.

Accounting guidance for income taxes requires a deferred tax liability be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S.  Prior to the fourth quarter of 2009, we did not provide for U.S. taxes relating to undistributed earnings of our foreign subsidiaries because we expected all accumulated and undistributed foreign earnings to be permanently reinvested in jurisdictions outside of the U.S.  In 2009, our U.S. operations required significant cash funding.  As a result, we believe these accumulated foreign earnings in certain jurisdictions are likely to be remitted to the U.S. as dividends or intercompany loans and have established a deferred tax liability of $118.8 million representing the estimated tax impact of the undistributed earnings of certain foreign subsidiaries. The remittance of these undistributed earnings may subject us to U.S. income taxes and certain foreign withholding taxes at the time of remittance.

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

At December 31, 2009, our valuation allowance recorded for foreign subsidiaries was $76.7 million compared to $47.1 million at December 31, 2008.  We recorded addition valuation allowance in 2009 primarily to offset the increase in deferred tax benefits resulting from losses incurred in certain foreign subsidiaries.

If, in the future, we generate taxable income on a sustained basis in the U.S. or in foreign jurisdictions, for which we have recorded valuation allowances, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowances.

       UNRECOGNIZED INCOME TAX BENEFITS  To the extent our uncertain tax positions do not meet the “more likely than not” threshold, we have derecognized such positions.  To the extent our uncertain tax positions meet the “more likely than not” threshold, we have measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be sustained upon examination.

       A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2007	$27.7	$1.0
Increase in prior year tax positions	5.1	1.3
Decrease in prior year tax positions	(2.1)	-
Increase in current year tax positions	3.3	-
Statute of limitations release	(2.8)	(0.4)
Settlement	-	(0.1)
Balance at December 31, 2007	$31.2	$1.8
Increase in prior year tax positions	7.0	3.6
Decrease in prior year tax positions	(1.7)	(0.2)
Increase in current year tax positions	4.4	-
Settlement	(0.3)	-
Balance at December 31, 2008	$40.6	$5.2
Increase in prior year tax positions	0.5	4.1
Decrease in prior year tax positions	(1.2)	-
Increase in current year tax positions	0.7	6.0
Balance at December 31, 2009	$40.6	$15.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2009 and December 31, 2008, we had $40.6 million of net unrecognized income tax benefits.  Included in the balance at December 31, 2009 and December 31, 2008 is $10.6 million, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In 2009, 2008 and 2007, we recognized $10.1 million, $3.4 million and $1.3 million, respectively, of interest and penalties in income tax expense (benefit) on our Consolidated Statement of Operations.  We have a liability of $15.3 million and $5.2 million related to the estimated future payment of interest and penalties at December 31, 2009 and 2008, respectively.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The 2004 and 2005 U.S. federal income tax returns are currently under audit and we expect resolution in 2010.  The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax return for 2006 and 2007 in 2008.  At this time, we are also under audit in several foreign jurisdictions.

 Based on the status of the IRS audits and audits outside the U.S. and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions.  However, as of December 31, 2009, the IRS and other foreign tax authorities have proposed certain adjustments to our taxable income that would impact our liability for unrecognized tax benefits.  Although it is not possible to predict the timing of the conclusion of all ongoing audits with accuracy, we anticipate that the current U.S. IRS audits will be complete by the end of 2010.  It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

13.    CAPITAL STOCK AND EARNINGS (LOSS) PER SHARE (EPS)

      On December 18, 2009, we issued 16.1 million shares of AAM common stock in exchange for $109.7 million net proceeds.  We used the proceeds for general corporate purposes.

  The following table sets forth the computation of our basic and diluted EPS:

	2009	2008	2007
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$(253.1)	$(1,224.3)	$37.0

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	52.6	51.6	53.1

Effect of dilutive securities -
Dilutive stock-based compensation	-	-	0.7
Dilutive warrants	-	-	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	52.6	51.6	53.8

Basic EPS	$(4.81)	$(23.73)	$0.70

Diluted EPS	$(4.81)	$(23.73)	$0.69

 Basic and diluted loss per share are the same in 2009 because the effect of 0.7 million potentially dilutive warrants would have been antidilutive.   Basic and diluted loss per share are the same in 2008 because the effect of 1.0 million potentially dilutive shares would have been antidilutive.

 In January 2009, we adopted new accounting guidance which notes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Adoption of this new guidance increased basic and diluted shares outstanding by 2.0 million shares and 1.1 million shares, respectively, in 2007.  However, basic and diluted shares outstanding did not increase in 2009 and 2008 as we were in a loss position and the participating securities do not participate in losses.

 Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average annual market prices.  The number of stock options outstanding excluded from the calculation of diluted EPS was 5.7 million at year-end 2009, 5.2 million at year-end 2008 and 1.9 million at year-end 2007.  The ranges of exercise prices related to these excluded exercisable stock options were $8.85 – $40.83 at year-end 2009, $12.00 – $40.83 at year-end 2008 and $26.02 - $40.83 at year-end 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	2009	2008	2007
	(in millions)

Net income (loss)	$(253.3)	$(1,224.6)	$37.0
Defined benefit plans, net of tax	(72.5)	(62.8)	34.3
Foreign currency translation adjustments, net of tax	37.6	(34.0)	18.7
Change in derivatives, net of tax	11.4	(8.1)	(1.8)
Comprehensive income (loss)	$(276.8)	$(1,329.5)	$88.2
Net loss attributable to noncontrolling interests	0.2	0.3	-
Foreign currency translation adjustments related to noncontrolling interests	(0.4)	-	-
Comprehensive income (loss) attributable to AAM	$(277.0)	$(1,329.2)	$88.2
15.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS   Obligated purchase commitments for capital expenditures and related project expenses were approximately $76.3 million at December 31, 2009 and $96.3 million at December 31, 2008.

LEGAL PROCEEDINGS  We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup.  We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs.  Such expenditures were not significant during 2009, 2008 and 2007.

ENVIRONMENTAL OBLIGATIONS  Due to the nature of our manufacturing operations, we have legal obligations to perform asset retirement activities pursuant to federal, state, and local requirements.  The process of estimating environmental liabilities is complex.  Significant uncertainty may exist related to the timing and method of the settlement of these obligations.  Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and assess the probabilities of potential settlement dates and the potential methods of settlement.  As a result of the plant idling and consolidation in 2009, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  See Note 4 – Restructuring Actions for more detail on our environmental liabilities, included in asset retirement obligations.

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

	December 31,
	2009	2008
	(in millions)
Beginning balance	$2.6	$6.8
Accruals	0.5	0.6
Settlements	(0.4)	(0.6)
Adjustments to prior period accruals	(0.8)	(3.5)
Foreign currency translation and other	0.2	(0.7)
Ending balance	$2.1	$2.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment:  the manufacture, engineer, design and validation of driveline systems and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.  Financial information relating to our operations by geographic area is presented in the following table.  Net sales are attributed to countries based upon location of customer.  Long-lived assets exclude deferred income taxes.

	December 31,
	2009	2008	2007
	(in millions)
Net sales
United States	$979.7	$1,306.5	$2,069.0
Canada	66.5	166.2	385.3
Mexico	371.6	469.2	630.6
Other	103.8	167.3	163.3
Total net sales	$1,521.6	$2,109.2	$3,248.2

Long-lived assets
United States	$818.0	$939.1	$1,507.4
Mexico	410.3	432.3	442.0
Other	214.2	160.4	164.5
Total long-lived assets	$1,442.5	$1,531.8	$2,113.9

17.  UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2009
Net sales	$402.4	$245.6	$409.6	$464.0
Gross profit (loss)	27.1	(215.1)	88.5	68.4
Net income (loss) attributable to AAM (1)	(32.7)	(288.6)	19.6	48.6
Basic EPS (3)	$(0.59)	$(5.20)	$0.35	$0.83
Diluted EPS (3)	$(0.59)	$(5.20)	$0.35	$0.80

2008
Net sales	$587.6	$490.5	$528.1	$503.0
Gross profit (loss)	12.7	(527.9)	(378.4)	28.4
Net income (loss) attributable to AAM (2)	(27.0)	(644.3)	(440.9)	(112.1)
Basic EPS (3)	$(0.52)	$(12.49)	$(8.54)	$(2.17)
Diluted EPS (3)	$(0.52)	$(12.49)	$(8.54)	$(2.17)

(1) Net loss attributable to AAM in the second quarter of 2009 included $172.8 million of charges related to asset impairments, indirect inventory obsolescence and idled leased assets and a $22.5 million charge related to acceleration of BDP expense.  Net income attributable to AAM in the third quarter of 2009 included a $42.3 million gain related to the curtailment of certain pension and other postretirement benefits.  Net income attributable to AAM in the fourth quarter of 2009 included a $48.8 million income tax benefit for a tax refund claim related to newly enacted legislation providing for a special 5-year NOL carryback election.

(2) Net loss attributable to AAM in the second quarter of 2008 included $329.9 million of charges related to asset impairments, indirect inventory obsolescence and idled leased assets, $137.3 million of net charges for hourly workforce and benefit reductions and $54.4 million of charges related to deferred tax asset write-offs.  Net loss attributable to AAM in the third quarter of 2008 included $255.9 million of charges related to asset impairments and indirect inventory obsolescence, $83.7 million in net charges related to hourly workforce and benefit reductions and a $51.9 million charge for the acceleration of BDP expense.

(3) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – 7.875% NOTES, 5.25% NOTES AND 2.00% CONVERTIBLE NOTES

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

Condensed Consolidating Statements of Operations (in millions)
2009
	Holdings	AAM Inc.	All Others	Elims	Consolidated
Net sales
External	$-	$514.5	$1,007.1	$-	$1,521.6
Intercompany	-	25.4	105.2	(130.6)	-
Total net sales	-	539.9	1,112.3	(130.6)	1,521.6
Cost of goods sold	-	656.7	1,026.6	(130.6)	1,552.7
Gross profit (loss)	-	(116.8)	85.7	-	(31.1)
Selling, general and administrative expenses	-	163.0	9.7	-	172.7
Operating income (loss)	-	(279.8)	76.0	-	(203.8)
Non-operating income (expense), net	-	(95.5)	2.2	-	(93.3)
Income (loss) before income taxes	-	(375.3)	78.2	-	(297.1)
Income tax expense (benefit)	-	(59.5)	15.7	-	(43.8)
Earnings (loss) from equity in subsidiaries	(253.1)	17.5	-	235.6	-
Net income (loss) before royalties and dividends	(253.1)	(298.3)	62.5	235.6	(253.3)
Royalties and dividends	-	45.2	(45.2)	-	-
Net loss after royalties and dividends	(253.1)	(253.1)	17.3	235.6	(253.3)
Net loss attributable to noncontrolling interest	-	-	0.2	-	0.2
Net income (loss) attributable to AAM	$(253.1)	$(253.1)	$17.5	$235.6	$(253.1)

2008	Holdings	AAM Inc.	All Others	Elims	Consolidated
Net sales
External	$-	$952.6	$1,156.6	$-	$2,109.2
Intercompany	-	43.1	72.5	(115.6)	-
Total net sales	-	995.7	1,229.1	(115.6)	2,109.2
Cost of goods sold	-	1,896.4	1,193.6	(115.6)	2,974.4
Gross profit (loss)	-	(900.7)	35.5	-	(865.2)
Selling, general and administrative expenses	-	181.3	4.1	-	185.4
Operating income (loss)	-	(1,082.0)	31.4	-	(1,050.6)
Non-operating expense, net	-	(65.8)	(4.9)	-	(70.7)
Income (loss) before income taxes	-	(1,147.8)	26.5	-	(1,121.3)
Income tax expense (benefit)	-	107.3	(4.0)	-	103.3
Loss from equity in subsidiaries	(1,224.3)	(19.2)	-	1,243.5	-
Net income (loss) before royalties and dividends	(1,224.3)	(1,274.3)	30.5	1,243.5	(1,224.6)
Royalties and dividends	-	50.0	(50.0)	-	-
Net loss after royalties and dividends	(1,224.3)	(1,224.3)	(19.5)	1,243.5	(1,224.6)
Net loss attributable to noncontrolling interest	-	-	0.3	-	0.3
Net loss attributable to AAM	$(1,224.3)	$(1,224.3)	$(19.2)	$1,243.5	$(1,224.3)

2007	Holdings	AAM Inc.	All Others	Elims	Consolidated
Net sales
External	$-	$2,174.2	$1,074.0	$-	$3,248.2
Intercompany	-	54.1	98.7	(152.8)	-
Total net sales	-	2,228.3	1,172.7	(152.8)	3,248.2
Cost of goods sold	-	2,089.3	1,025.7	(145.2)	2,969.8
Gross profit	-	139.0	147.0	(7.6)	278.4
Selling, general and administrative expenses	-	194.8	15.6	(7.6)	202.8
Operating income (loss)	-	(55.8)	131.4	-	75.6
Non-operating expense, net	-	(55.6)	(2.4)	-	(58.0)
Income (loss) before income taxes	-	(111.4)	129.0	-	17.6
Income tax expense (benefit)	-	(40.8)	21.4	-	(19.4)
Earnings from equity in subsidiaries	37.0	63.6	-	(100.6)	-
Net income (loss) before royalties and dividends	37.0	(7.0)	107.6	(100.6)	37.0
Royalties and dividends	-	44.0	(44.0)	-	-
Net income after royalties and dividends	37.0	37.0	63.6	(100.6)	37.0
Net income attributable to noncontrolling interest	-	-	-	-	-
Net income attributable to AAM	$37.0	$37.0	$63.6	$(100.6)	$37.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
2009	Holdings	AAM Inc.	All Others	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$-	$80.6	$97.5	$-	$178.1
Short-term investments	-	1.4	2.8	-	4.2
Accounts receivable, net	-	10.9	118.8	-	129.7
Inventories, net	-	22.8	67.8	-	90.6
Other current assets	-	86.4	27.6	-	114.0
Total current assets	-	202.1	314.5	-	516.6
Property, plant and equipment, net	-	272.8	673.9	-	946.7
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	304.8	70.9	-	375.7
Investment in subsidiaries	-	725.9	-	(725.9)	-
Total assets	$-	$1,505.6	$1,207.1	$(725.9)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$59.4	$141.5	$-	$200.9
Other accrued expenses	-	185.1	59.5	-	244.6
Total current liabilities	-	244.5	201.0	-	445.5
Intercompany payable (receivable)	318.8	(470.1)	151.3	-	-
Long-term debt	0.4	1,029.4	41.6	-	1,071.4
Investment in subsidiaries obligation	241.0	-	-	(241.0)	-
Other long-term liabilities	-	942.8	87.0	-	1,029.8
Total liabilities	560.2	1,746.6	480.9	(241.0)	2,546.7
Total AAM Stockholders’ equity (deficit)	(560.2)	(241.0)	725.9	(484.9)	(560.2)
Noncontrolling interests in subsidiaries	-	-	0.3	-	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	726.2	(484.9)	(559.9)
Total liabilities and stockholders’ equity (deficit)	$-	$1,505.6	$1,207.1	$(725.9)	$1,986.8

2008
	Holdings	AAM Inc.	All Others	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$-	$54.6	$144.2	$-	$198.8
Short-term investments	-	10.6	66.5	-	77.1
Accounts receivable, net	-	81.1	105.8	-	186.9
2008 AAM-GM Agreement receivable	-	60.0	-	-	60.0
Inventories, net	-	18.8	92.6	-	111.4
Other current assets	-	29.7	31.4	-	61.1
Total current assets	-	254.8	440.5	-	695.3
Property, plant and equipment, net	-	393.8	670.4	-	1,064.2
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	295.7	44.7	-	340.4
Investment in subsidiaries	-	678.4	-	(678.4)	-
Total assets	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$121.7	$129.2	$-	$250.9
Other accrued expenses	-	194.7	72.1	-	266.8
Total current liabilities	-	316.4	201.3	-	517.7
Intercompany payable (receivable)	316.6	(624.3)	307.7	-	-
Long-term debt	0.4	1,094.9	44.6	-	1,139.9
Investment in subsidiaries obligation	118.7	-	-	(118.7)	-
Other long-term liabilities	-	954.4	71.2	-	1,025.6
Total liabilities	435.7	1,741.4	624.8	(118.7)	2,683.2
Total AAM Stockholders’ equity (deficit)	(435.7)	(118.7)	678.4	(559.7)	(435.7)
Noncontrolling interests in subsidiaries	-	-	0.2	-	0.2
Total stockholders’ equity (deficit)	(435.7)	(118.7)	678.6	(559.7)	(435.5)
Total liabilities and stockholders’ equity (deficit)	$-	$1,622.7	$1,303.4	$(678.4)	$2,247.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows (in millions)
2009
	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(160.1)	$176.0	$-	$15.9
Investing activities
Purchases of property, plant and equipment	-	(54.7)	(86.8)	-	(141.5)
Redemption of short-term investments	-	7.9	63.7	-	71.6
Investment in joint venture	-	-	(10.2)	-	(10.2)
Other investing activities	-	0.8	4.7	-	5.5
Net cash used in investing activities	-	(46.0)	(28.6)	-	(74.6)
Financing activities
Net debt activity	-	(65.4)	(9.7)	-	(75.1)
Intercompany activity	(139.1)	329.4	(190.3)	-	-
Debt issuance costs	-	(32.9)	-	-	(32.9)
Proceeds from issuance of common stock	109.7				109.7
Proceeds from issuance of warrants to GM	30.3	-	-	-	30.3
Employee stock option exercises, including tax benefit		1.0	-	-	1.0
Purchase of treasury stock	(0.9)	-	-	-	(0.9)
Net cash provided by (used in) financing activities	-	232.1	(200.0)	-	32.1
Effect of exchange rate changes on cash	-	-	5.9	-	5.9
Net increase (decrease) in cash and cash equivalents	-	26.0	(46.7)	-	(20.7)
Cash and cash equivalents at beginning of period	-	54.6	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$80.6	$97.5	$-	$178.1

2008
	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(329.7)	$166.6	$-	$(163.1)
Investing activities
Purchases of property, plant and equipment	-	(54.5)	(85.7)	-	(140.2)
Change in short-term investments	-	(10.6)	(66.5)	-	(77.1)
Proceeds from sale of property, plant and equipment	-	2.1	1.3	-	3.4
Other investing activities	-	(10.7)	(7.1)	-	(17.8)
Net cash used in investing activities	-	(73.7)	(158.0)	-	(231.7)
Financing activities
Net debt activity	(2.3)	295.0	(7.3)	-	285.4
Intercompany activity	20.7	(48.0)	27.3	-	-
Debt issuance costs	-	(13.4)	-	-	(13.4)
Payment of dividends	(18.3)	-	-	-	(18.3)
Employee stock option exercises, including tax benefit	-	0.9	-	-	0.9
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Net cash provided by financing activities	-	234.5	20.0	-	254.5
Effect of exchange rate changes on cash	-	-	(4.5)	-	(4.5)
Net increase (decrease) in cash and cash equivalents	-	(168.9)	24.1	-	(144.8)
Cash and cash equivalents at beginning of period	-	223.5	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$54.6	$144.2	$-	$198.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2007	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by operating activities	$-	$136.2	$231.7	$-	$367.9
Investing activities
Purchases of property, plant and equipment	-	(51.6)	(134.9)	-	(186.5)
Net cash used in investing activities	-	(51.6)	(134.9)	-	(186.5)
Financing activities
Net debt activity	-	164.0	8.3	-	172.3
Intercompany activity	33.8	(35.4)	1.6	-	-
Debt issuance costs	-	(7.5)	-	-	(7.5)
Payment of dividends	(31.8)	-	-	-	(31.8)
Employee stock option exercises,
including tax benefit	-	17.3	-	-	17.3
Purchase of treasury stock	(2.0)	-	-	-	(2.0)
Net cash provided by financing activities	-	138.4	9.9	-	148.3
Effect of exchange rate changes on cash	-	-	0.4	-	0.4
Net increase in cash and cash equivalents	-	223.0	107.1	-	330.1
Cash and cash equivalents at beginning of period	-	0.5	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$223.5	$120.1	$-	$343.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – 9.25% NOTES

 Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other then AAM, Inc.  The 9.25% Notes are senior secured obligations of AAM Inc. and are fully and unconditionally guaranteed by Holdings and all domestic subsidiaries of AAM, Inc.

 These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations (in millions)
2009
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$-	$514.5	$142.3	$864.8	$-	$1,521.6
Intercompany	-	25.4	92.9	12.3	(130.6)	-
Total net sales	-	539.9	235.2	877.1	(130.6)	1,521.6
Cost of goods sold	-	656.7	271.8	754.8	(130.6)	1,552.7
Gross profit (loss)	-	(116.8)	(36.6)	122.3	-	(31.1)
Selling, general and administrative expenses	-	163.0	-	9.7	-	172.7
Operating income (loss)	-	(279.8)	(36.6)	112.6	-	(203.8)
Non-operating income (expense), net	-	(95.5)	2.9	(0.7)	-	(93.3)
Income (loss) before income taxes	-	(375.3)	(33.7)	111.9	-	(297.1)
Income tax expense (benefit)	-	(59.5)	0.2	15.5	-	(43.8)
Earnings (loss) from equity in subsidiaries	(253.1)	17.5	(49.9)	-	285.5	-
Net income (loss) before royalties and dividends	(253.1)	(298.3)	(83.8)	96.4	285.5	(253.3)
Royalties and dividends	-	45.2	-	(45.2)	-	-
Net income (loss) after royalties and dividends	(253.1)	(253.1)	(83.8)	51.2	285.5	(253.3)
Net loss attributable to noncontrolling interest	-	-	-	0.2	-	0.2
Net income (loss) attributable to AAM	$(253.1)	$(253.1)	$(83.8)	$51.4	$285.5	$(253.1)

2008	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$-	$952.6	$148.6	$1,008.0	$-	$2,109.2
Intercompany	-	43.1	64.8	7.7	(115.6)	-
Total net sales	-	995.7	213.4	1,015.7	(115.6)	2,109.2
Cost of goods sold	-	1,896.4	292.6	901.0	(115.6)	2,974.4
Gross profit (loss)	-	(900.7)	(79.2)	114.7	-	(865.2)
Selling, general and administrative expenses	-	181.3	-	4.1	-	185.4
Operating income (loss)	-	(1,082.0)	(79.2)	110.6	-	(1,050.6)
Non-operating expense, net	-	(65.8)	(0.4)	(4.5)	-	(70.7)
Income (loss) before income taxes	-	(1,147.8)	(79.6)	106.1	-	(1,121.3)
Income tax expense (benefit)	-	107.3	(21.5)	17.5	-	103.3
Loss from equity in subsidiaries	(1,224.3)	(19.2)	(48.7)	-	1,292.2	-
Net income (loss) before royalties and dividends	(1,224.3)	(1,274.3)	(106.8)	88.6	1,292.2	(1,224.6)
Royalties and dividends	-	50.0	-	(50.0)	-	-
Net loss after royalties and dividends	(1,224.3)	(1,224.3)	(106.8)	38.6	1,292.2	(1,224.6)
Net loss attributable to noncontrolling interest	-	-	-	0.3	-	0.3
Net loss attributable to AAM	$(1,224.3)	$(1,224.3)	$(106.8)	$38.9	$1,292.2	$(1,224.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2007	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$-	$2,174.2	$174.0	$900.0	$-	$3,248.2
Intercompany	-	54.1	70.4	28.3	(152.8)	-
Total net sales	-	2,228.3	244.4	928.3	(152.8)	3,248.2
Cost of goods sold	-	2,089.3	235.5	790.2	(145.2)	2,969.8
Gross profit	-	139.0	8.9	138.1	(7.6)	278.4
Selling, general and administrative expenses	-	194.8	-	15.6	(7.6)	202.8
Operating income (loss)	-	(55.8)	8.9	122.5	-	75.6
Non-operating expense, net	-	(55.6)	(0.1)	(2.3)	-	(58.0)
Income (loss) before income taxes	-	(111.4)	8.8	120.2	-	17.6
Income tax expense (benefit)	-	(40.8)	20.8	0.6	-	(19.4)
Earnings (loss) from equity in subsidiaries	37.0	63.6	(17.3)	-	(83.3)	-
Net income (loss) before royalties and dividends	37.0	(7.0)	(29.3)	119.6	(83.3)	37.0
Royalties and dividends	-	44.0	-	(44.0)	-	-
Net income (loss) after royalties and dividends	37.0	37.0	(29.3)	75.6	(83.3)	37.0
Net income attributable to noncontrolling interest	-	-	-	-	-	-
Net income (loss) attributable to AAM	$37.0	$37.0	$(29.3)	$75.6	$(83.3)	$37.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$-	$80.6	$1.9	$95.6	$-	$178.1
Short-term investments	-	1.4	-	2.8	-	4.2
Accounts receivable, net	-	10.9	27.5	91.3	-	129.7
Inventories, net	-	22.8	16.8	51.0	-	90.6
Other current assets	-	86.4	1.4	26.2	-	114.0
Total current assets	-	202.1	47.6	266.9	-	516.6
Property, plant and equipment, net	-	272.8	101.2	572.7	-	946.7
Goodwill	-	-	147.8	-	-	147.8
Other assets and deferred charges	-	304.8	14.5	56.4	-	375.7
Investment in subsidiaries	-	725.9	13.4	-	(739.3)	-
Total assets	$-	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$59.4	$26.0	$115.5	$-	$200.9
Other accrued expenses	-	185.1	3.7	55.8	-	244.6
Total current liabilities	-	244.5	29.7	171.3	-	445.5
Intercompany payable (receivable)	318.8	(470.1)	262.7	(111.4)	-	-
Long-term debt	0.4	1,029.4	6.3	35.3	-	1,071.4
Investment in subsidiaries obligation	241.0	-	-		(241.0)	-
Other long-term liabilities	-	942.8	0.7	86.3	-	1,029.8
Total liabilities	560.2	1,746.6	299.4	181.5	(241.0)	2,546.7
Total AAM Stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.2	(498.3)	(560.2)
Noncontrolling interests in subsidiaries	-	-	-	0.3	-	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.5	(498.3)	(559.9)
Total liabilities and stockholders’ equity (deficit)	$-	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8

2008
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$-	$54.6	$-	$144.2	$-	$198.8
Short-term investments	-	10.6	-	66.5	-	77.1
Accounts receivable, net	-	81.1	18.6	87.2	-	186.9
2008 AAM-GM Agreement receivable	-	60.0	-	-	-	60.0
Inventories, net	-	18.8	22.1	70.5	-	111.4
Other current assets	-	29.7	7.9	23.5	-	61.1
Total current assets	-	254.8	48.6	391.9	-	695.3
Property, plant and equipment, net	-	393.8	110.1	560.3	-	1,064.2
Goodwill	-	-	147.8	-	-	147.8
Other assets and deferred charges	-	295.7	-	44.7	-	340.4
Investment in subsidiaries	-	678.4	20.7	-	(699.1)	-
Total assets	$-	$1,622.7	$327.2	$996.9	$(699.1)	$2,247.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$121.7	$29.5	$99.7	$-	$250.9
Other accrued expenses	-	194.7	10.1	62.0	-	266.8
Total current liabilities	-	316.4	39.6	161.7	-	517.7
Intercompany payable (receivable)	316.6	(624.3)	192.8	114.9	-	-
Long-term debt	0.4	1,094.9	6.5	38.1	-	1,139.9
Investment in subsidiaries obligation	118.7	-	-	-	(118.7)	-
Other long-term liabilities	-	954.4	0.8	70.4	-	1,025.6
Total liabilities	435.7	1,741.4	239.7	385.1	(118.7)	2,683.2
Total AAM Stockholders’ equity (deficit)	(435.7)	(118.7)	87.5	611.6	(580.4)	(435.7)
Noncontrolling interests in subsidiaries	-	-	-	0.2	-	0.2
Total stockholders’ equity (deficit)	(435.7)	(118.7)	87.5	611.8	(580.4)	(435.5)
Total liabilities and stockholders’ equity (deficit)	$-	$1,622.7	$327.2	$996.9	$(699.1)	$2,247.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows (in millions)
2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(160.1)	$15.6	$160.4	$-	$15.9
Investing activities
Purchases of property, plant and equipment	-	(54.7)	(26.3)	(60.5)	-	(141.5)
Redemption of short-term investments	-	7.9	-	63.7	-	71.6
Investment in joint venture	-	-	(10.2)	-	-	(10.2)
Other investing activities	-	0.8	0.3	4.4	-	5.5
Net cash provided by (used in) investing activities	-	(46.0)	(36.2)	7.6	-	(74.6)
Financing activities
Net debt activity	-	(65.4)	(0.2)	(9.5)	-	(75.1)
Intercompany activity	(139.1)	329.4	22.7	(213.0)	-	-
Debt issuance costs	-	(32.9)	-	-	-	(32.9)
Proceeds from issuance of common stock	109.7	-	-	-	-	109.7
Proceeds from issuance of warrants to GM	30.3	-	-	-	-	30.3
Employee stock option exercises,
including tax benefit	-	1.0	-	-	-	1.0
Purchase of treasury stock	(0.9)	-	-	-	-	(0.9)
Net cash provided by (used in) financing activities	-	232.1	22.5	(222.5)	-	32.1
Effect of exchange rate changes on cash	-	-	-	5.9	-	5.9
Net increase (decrease) in cash and cash equivalents	-	26.0	1.9	(48.6)	-	(20.7)
Cash and cash equivalents at beginning of period	-	54.6	-	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$80.6	$1.9	$95.6	$-	$178.1

2008	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(329.7)	$25.3	$141.3	$-	$(163.1)
Investing activities
Purchases of property, plant and equipment	-	(54.5)	(1.0)	(84.7)	-	(140.2)
Change in short-term investments	-	(10.6)	-	(66.5)	-	(77.1)
Proceeds from sale of property, plant and equipment	-	2.1	-	1.3	-	3.4
Other investing activities	-	(10.7)	-	(7.1)	-	(17.8)
Net cash used in investing activities	-	(73.7)	(1.0)	(157.0)	-	(231.7)
Financing activities
Net debt activity	(2.3)	295.0	(0.2)	(7.1)	-	285.4
Intercompany activity	20.7	(48.0)	(24.1)	51.4	-	-
Debt issuance costs	-	(13.4)	-	-	-	(13.4)
Payment of dividends	(18.3)	-	-	-	-	(18.3)
Employee stock option exercises, including tax benefit	-	0.9	-	-	-	0.9
Purchase of treasury stock	(0.1)	-	-	-	-	(0.1)
Net cash provided by (used in) financing activities	-	234.5	(24.3)	44.3	-	254.5
Effect of exchange rate changes on cash	-	-	-	(4.5)	-	(4.5)
Net increase (decrease) in cash and cash equivalents	-	(168.9)	-	24.1	-	(144.8)
Cash and cash equivalents at beginning of period	-	223.5	-	120.1	-	343.6
Cash and cash equivalents at end of period	$-	$54.6	$-	$144.2	$-	$198.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2007	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by operating activities	$-	$136.2	$12.6	$219.1	$-	$367.9
Investing activities
Purchases of property, plant and equipment	-	(51.6)	(13.3)	(121.6)	-	(186.5)
Net cash used in investing activities	-	(51.6)	(13.3)	(121.6)	-	(186.5)
Financing activities
Net debt activity	-	164.0	(0.1)	8.4	-	172.3
Intercompany activity	33.8	(35.4)	0.8	0.8	-	-
Debt issuance costs	-	(7.5)	-	-	-	(7.5)
Payment of dividends	(31.8)	-	-	-	-	(31.8)
Employee stock option exercises,
including tax benefit	-	17.3	-	-	-	17.3
Purchase of treasury stock	(2.0)	-	-	-	-	(2.0)
Net cash provided by financing activities	-	138.4	0.7	9.2	-	148.3
Effect of exchange rate changes on cash	-	-	-	0.4	-	0.4
Net increase in cash and cash equivalents	-	223.0	-	107.1	-	330.1
Cash and cash equivalents at beginning of period	-	0.5	-	13.0	-	13.5
Cash and cash equivalents at end of period	$-	$223.5	$-	$120.1	$-	$343.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.:
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 22, 2010

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A.  Controls and Procedures

  Disclosure Controls and Procedures

  Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2009.

  Management Report on Internal Control over Financial Reporting

  We are responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making the assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

                  The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 – “Financial Statements and Supplementary Data.”

  Change in Internal Control over Financial Reporting

                   There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

   None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

 The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 19, 2010.

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

Item 14.  Principal Accounting Fees and Services

The information required by Item 8(e) of Schedule 14A is incorporated by reference from our Proxy Statement.

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

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007 are filed as part of this Form 10-K.

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

*3.02	Amended and Restated Bylaws of American Axle & Manufacturing Inc.

4.01	Specimen Certificate for shares of the Company’s Common Stock
(Incorporated by reference to Exhibit 4.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

4.02	5.25% Senior Notes due 2014, Indenture, dated as of February 11, 2004, among AAM, Inc., as issuer, the Company, as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

4.03	Senior Convertible Notes due 2024, Indenture, dated as of February 11, 2004, among the Company, as issuer, AAM, Inc., as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.03 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

4.04	7.875% Senior Notes due 2017, Indenture, dated as of February 27, 2007, between AAM, Inc., as issuer, the Company, as guarantor, and Bank of New York Trust Company, N.A., as trustee.
(Incorporated by reference to Exhibit 4.04 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

Number	Description of Exhibit

4.05	Warrant Agreement dated as of September 16, 2009, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc. and General Motors Company
(Incorporated by reference to Exhibit 4.01 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

4.06
Indenture, dated as of December 18, 2009, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee (including the form of the 9.25% Senior Secured Note due 2017).

(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated December 21, 2009.)

4.07	Amended and Restated Rights Agreement, dated as of October 30, 2009, between American Axle & Manufacturing Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent.
(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated November 2, 2009.)

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.02	The Amended and Restated American Axle & Manufacturing of Michigan, Inc. Management Stock Option Plan
(Incorporated by reference to Exhibit 10.08 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

‡10.03	Employment Agreement, dated November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.04	Disposition Agreement, dated as of December 10, 1998, between American Axle & Manufacturing of Michigan, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.13(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

‡10.05	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)

‡10.06	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.07	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)

Number	Description of Exhibit

++10.08	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

‡10.09	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

‡10.10                             Form of 2002 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.11                             Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.12                             Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

‡10.13                             Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

‡10.14                             Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

‡10.15	Employment Agreement Extension between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated November 3, 2005.)

‡10.16	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005)

‡10.17	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2006)

‡10.18	Amended and Restated American Axle & Manufacturing Holdings, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.)

‡10.19	Employment Agreement Amendment between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 15, 2006
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

Number Description of Exhibit

‡10.20	Amended and Restated American Axle & Manufacturing, Inc. Supplemental Executive Retirement Program dated as December 22, 2006
(Incorporated by reference to Exhibit 10.46 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

++10.21	Letter Agreement, dated June 29, 2007, between AAM and GM
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29,2007)

‡10.22
Amendment No. 1 dated as of July 25, 2007 to the Restricted Stock Unit Award Agreements dated as of March 15, 2005, March 15, 2006 and March 14, 2007 between Richard E. Dauch and American Axle & Manufacturing Holdings, Inc.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated July 25,2007)

‡10.23	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 1,2008)

‡10.24	Amendment, dated January 31, 2008, to Employment Agreement, dated November 6, 1997, between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch.
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated February 1,2008)

‡10.25	Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.26	Form of 2008 Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Ratable Vesting)
(Incorporated by reference to Exhibit 10.53 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.27	Form of 2008 Restricted Stock Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc. (Cliff Vesting)
(Incorporated by reference to Exhibit 10.54 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

‡10.28	Form of 2008 Performance Award Agreement for certain executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.55 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

10.29	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008.
                                                (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008)

‡10.30	Form of 2009 Deferred Compensation Unit Award Agreement
(Incorporated by reference to Exhibit 10.60 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2008)

Number	Description of Exhibit

10.31	Amended and Restated AAM 2009 Long-Term Incentive Plan
(Incorporated by reference to Exhibit 10.61 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2009)

10.32
Waiver and Amendment dated as of June 30, 2009 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., the banks and other financial institutions identified therein as lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated July 7, 2009.)

10.33
Intercreditor Agreement dated as of September 16, 2009 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., General Motors Company and JPMorgan Chase Bank, N.A., as Collateral Agent.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated September 17, 2009.)

10.34
Revolving Credit Restatement Agreement dated as of September 16, 2009 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., the banks and other financial institutions identified therein as lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated September 17, 2009.)

10.35
Amended and Restated Revolving Credit Agreement dated as of January 9, 2004, as amended and restated as of September 16, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., the banks and other financial institutions identified therein as lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent for the lenders party thereto, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K dated September 17, 2009.)

10.36
Term Loan Restatement Agreement dated as of September 16, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., the banks and other financial institutions identified therein as lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

(Incorporated by reference to Exhibit 99.4 of Current Report on Form 8-K dated September 17, 2009.)

10.37
Amended and Restated Term Loan Agreement dated as of June 14, 2007, as amended and restated as of September 16, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders party thereto, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 99.5 of Current Report on Form 8-K dated September 17, 2009.)

10.38
Collateral Agreement dated as of November 7, 2008, as amended and restated as of September 16, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

(Incorporated by reference to Exhibit 99.6 of Current Report on Form 8-K dated September 17, 2009.)

Number	Description of Exhibit

10.39	Settlement and Commercial Agreement, dated as of September 16, 1009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

10.40
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

(Incorporated by reference to Exhibit 10.63 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

10.41	Access and Security Agreement, dated as of September 16, 2009, between American Axle & Manufacturing, Inc. and General Motors Company.
(Incorporated by reference to Exhibit 99.1 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

10.42
Letter Amendment, dated December 4, 2009, to the Credit Agreement, dated as of September 16, 2009, by and among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc. and General Motors Company.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 7, 2009.)

10.43
Amended and Restated Credit Agreement dated as of January 9, 2004, as amended and restated as of December 18, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders party thereto, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 21, 2009.)

10.44
First Lien Intercreditor Agreement dated as of December 18, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain domestic subsidiaries of the Company, JPMorgan Chase Bank, N.A., U.S. Bank National Association and any additional authorized representative from time to time party hereto.

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 21, 2009.)

10.45
Collateral Agreement dated as of November 7, 2008, as amended and restated as of December 18, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated December 21, 2009.)

‡10.46	Amendment, dated as of December 22, 2009, to the Employment Agreement, dated as of November 6, 1997, by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 29, 2009.)

Number	Description of Exhibit

*12	Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

++        Confidential Treatment Request Granted by the SEC
‡           Reflects Management or Compensatory Contract
*           Filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1.2	$1.4	$0.4	(1)	$2.2

Allowance for deferred taxes	39.0	12.7	9.4	(2)	42.3

Inventory valuation allowance	34.7	12.7	7.1	(3)	40.3

Year Ended December 31, 2008:
Allowance for doubtful accounts	2.2	1.9	0.8	(1)	3.3

Allowance for deferred taxes	42.3	551.9	12.4	(2)	581.8

Inventory valuation allowance	40.3	58.9	70.9	(4)	28.3

Year Ended December 31, 2009:
Allowance for doubtful accounts	3.3	8.2	3.2	(1)	8.3

Allowance for deferred taxes	581.8	268.3	290.4	(5)	559.7

Inventory valuation allowance	28.3	17.3	11.9	(3)	33.7

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

(4) Primarily relates to write-offs of excess and obsolete inventories and the classification of certain indirect inventories, and related valuation allowances, as noncurrent assets in 2008.

(5) Primarily relates to special legislation that was passed in 2009 that allowed us to extend the carryback period of our 2008 net operating loss and the decrease in the net deferred tax assets due to a deferred tax liability that was recorded in 2009 for the estimated tax impact of undistributed earnings of certain foreign subsidiaries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

Date:  February 22, 2010

/s/  Michael K. Simonte
Michael K. Simonte
Executive Vice President - Finance
& Chief Financial Officer
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board &	February 22, 2010
Richard E. Dauch	Chief Executive Officer

/s/ Michael K. Simonte	Executive Vice President - Finance &	February 22, 2010
Michael K. Simonte	Chief Financial Officer

/s/ Salvatore J. Bonanno Sr.	Director	February 22, 2010
Salvatore J. Bonanno Sr.

/s/ Elizabeth A. Chappell	Director	February 22, 2010
Elizabeth A. Chappell

/s/ David C. Dauch	Director	February 22, 2010
David C. Dauch

/s/ Forest J. Farmer	Director	February 22, 2010
Forest J. Farmer

/s/ Richard C. Lappin	Director	February 22, 2010
Richard C. Lappin

/s/ William P. Miller II	Director	February 22, 2010
William P. Miller II

/s/ Larry K. Switzer	Director	February 22, 2010
Larry K. Switzer

/s/ Thomas K. Walker	Director	February 22, 2010
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	February 22, 2010
Dr. Henry T. Yang