Form 10-Q
period 2010-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2010-04-30
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 28, 2010, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 71,438,688 shares.

Internet Website Access to Reports

The website for American Axle & Manufacturing Holdings, Inc. is www.aam.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission(SEC).  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (Quarterly Report), we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and relate to trends and events that may affect our future financial position and operating results.  The terms such as “will,” “may,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “project,” and similar words of expressions, as well as statements in future tense, are intended to identify forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
	2010	2009
	(in millions, except per share data)

Net sales	$521.9	$402.4

Cost of goods sold	434.6	375.3

Gross profit	87.3	27.1

Selling, general and administrative expenses	45.3	43.8

Operating income (loss)	42.0	(16.7)

Interest expense	(22.7)	(20.4)

Investment income	0.4	1.0

Other expense, net	(1.5)	(0.8)

Income (loss) before income taxes	18.2	(36.9)

Income tax expense (benefit)	2.0	(4.2)

Net income (loss)	16.2	(32.7)

Net loss attributable to the noncontrolling interests	0.1	-

Net income (loss) attributable to AAM	$16.3	$(32.7)

Basic income (loss) per share	$0.23	$(0.59)

Diluted income (loss) per share	$0.22	$(0.59)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$176.6	$178.1
Short-term investments	2.8	4.2
Accounts receivable, net	166.8	129.7
Inventories, net	99.8	90.6
Prepaid expenses and other current assets	71.2	114.0
Total current assets	517.2	516.6

Property, plant and equipment, net	939.5	946.7
Goodwill	147.8	147.8
GM postretirement cost sharing asset	214.4	219.9
Other assets and deferred charges	148.7	155.8
Total assets	$1,967.6	$1,986.8

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$256.5	$200.9
Accrued compensation and benefits	111.2	98.9
Deferred revenue	76.0	76.1
Accrued expenses and other current liabilities	73.8	69.6
Total current liabilities	517.5	445.5

Long-term debt	1,015.2	1,071.4
Deferred revenue	170.5	189.7
Postretirement benefits and other long-term liabilities	809.8	840.1
Total liabilities	2,513.0	2,546.7

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	582.3	579.9
Accumulated deficit	(885.4)	(901.7)
Treasury stock at cost, 5.5 million shares as of March 31, 2010 and 5.4
million shares as of December 31, 2009	(176.0)	(174.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(99.5)	(101.8)
Foreign currency translation adjustments	32.3	37.4
Total AAM stockholders' deficit	(545.5)	(560.2)
Noncontrolling interests in subsidiaries	0.1	0.3
Total stockholders’ deficit	(545.4)	(559.9)
Total liabilities and stockholders' deficit	$1,967.6	$1,986.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(in millions)
Operating activities
Net income (loss)	$16.2	$(32.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	31.6	35.9
Deferred income taxes	(1.0)	(7.0)
Stock-based compensation	2.3	2.7
Pensions and other postretirement benefits, net of contributions	(19.4)	(3.0)
Loss on retirement of equipment	0.3	0.6
Changes in operating assets and liabilities
Accounts receivable	(37.2)	5.8
AAM-GM Agreement receivable	-	60.0
Inventories	(9.6)	(5.9)
Accounts payable and accrued expenses	77.2	(60.6)
Deferred revenue	(19.3)	(17.0)
Other assets and liabilities	37.9	(0.1)
Net cash provided by (used in) operating activities	79.0	(21.3)

Investing activities
Purchases of property, plant and equipment	(18.8)	(44.8)
Purchase buyouts of leased equipment	(4.0)	-
Proceeds from sale of equipment	0.9	0.5
Investment in joint venture	-	(10.2)
Redemption of short-term investments	1.4	58.9
Net cash provided by (used in) investing activities	(20.5)	4.4

Financing activities
Net short-term repayments under revolving credit facilities	(60.0)	(39.8)
Payments of long-term debt and capital lease obligations	(1.0)	(5.2)
Proceeds from issuance of long-term debt	5.5	-
Repurchase of treasury stock	(1.2)	-
Debt issuance costs	(2.2)	-
Net cash used in financing activities	(58.9)	(45.0)

Effect of exchange rate changes on cash	(1.1)	0.2

Net decrease in cash and cash equivalents	(1.5)	(61.7)

Cash and cash equivalents at beginning of period	178.1	198.8

Cash and cash equivalents at end of period	$176.6	$137.1

Supplemental cash flow information
Interest paid	$19.5	$29.3
Income taxes paid (refunds received)	$(46.7)	$1.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

 Organization  American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, crankshafts, transmission parts and metal-formed products.  In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we have offices or facilities in Brazil, China, England, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea and Thailand.

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

 The balance sheet at December 31, 2009 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

 In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

 For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.	RESTRUCTURING ACTIONS

 A summary of the restructuring related activity for the three months ended March 31, 2010 is shown below (in millions):

	One-time Termination Benefits	Asset Retirement Obligations	Contract Related Costs	Total
Accrual as of December 31, 2009	$8.0	$1.3	$21.3	$30.6
Cash utilization	(1.7)	-	(1.8)	(3.5)
Accrual adjustments	(0.1)	-	-	(0.1)
Accrual as of March 31, 2010	$6.2	$1.3	$19.5	$27.0

We expect to make payments of approximately $11 million during the remainder of 2010, $10 million in 2011 and $6 million in 2012 related to the remaining restructuring accrual.

3.	INVENTORIES

We state our inventories at the lower of cost or market.  The cost of worldwide inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(in millions)

Raw materials and work-in-progress	$109.3	$101.3
Finished goods	21.1	23.0
Gross inventories	130.4	124.3
Inventory valuation reserves	(30.6)	(33.7)
Inventories, net	$99.8	$90.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	(in millions)

Revolving Credit Facility	$-	$60.0
9.25% Notes, net of discount	419.8	419.6
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.9	249.9
2.00% Convertible Notes	0.4	0.4
Foreign credit facilities	37.9	34.1
Capital lease obligations	7.2	7.4
Long-term debt	$1,015.2	$1,071.4

 As of March 31, 2010, the Revolving Credit Facility provides up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of such revolving bank financing commitments through June 2013.  At March 31, 2010, we had $264.1 million available under the Revolving Credit Facility.  This availability reflects a reduction of $32.2 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

 We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2010, $37.9 million was outstanding under these facilities and an additional $2.9 million was available.

 The weighted-average interest rate of our long-term debt outstanding at March 31, 2010 was 8.2% and 8.3% as of December 31, 2009.

5.      DERIVATIVES

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

         Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  There were no currency forward contracts in place as of March 31, 2010 or December 31, 2009.

 Interest rate hedges  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2010 and December 31, 2009, no interest rate hedges were in place.

 The following table summarizes the reclassification of pre-tax derivative losses into net loss from accumulated other comprehensive income (loss):

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Loss Reclassified During the Three Months Ended March 31, 2010	Loss Reclassified During the Three Months Ended March 31, 2009	Loss Expected to be Reclassified During the Next 12 Months
		(in millions)
Currency forward contracts	Cost of Goods Sold	$-	$2.5	$-
Interest rate hedges	Interest Expense	-	1.0	-

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

 Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$86.0	$86.0	$77.0	$77.0	Level 1
Short-term investments	2.8	2.8	4.2	4.2	Level 2

 In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  We received $1.4 million in redemptions from these funds in the three months ended March 31, 2010.  As of March 31, 2010, we have classified the fair value of the remaining investments of $2.8 million as short-term investments on our Condensed Consolidated Balance Sheet.  These funds are currently invested in securities with daily maturities.  We expect to receive the remaining balance of our current holdings in these funds in 2010.

     The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term maturities of these instruments.  The carrying value of our borrowings under the foreign credit facilities approximates their fair value due to the frequent resetting of the interest rates.  We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$-	$-	$60.0	$57.0	Level 2
9.25% Notes	419.8	450.5	419.6	433.5	Level 2
7.875% Notes	300.0	278.3	300.0	258.0	Level 2
5.25% Notes	249.9	226.9	249.9	212.5	Level 2

7.      EMPLOYEE BENEFIT PLANS

 The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)

Service cost	$1.2	$1.3	$0.3	$0.7
Interest cost	9.3	8.9	4.0	4.6
Expected asset return	(8.0)	(7.9)	-	-
Amortized loss (gain)	0.6	0.4	(0.3)	(0.5)
Amortized prior service credit	-	-	(0.8)	(1.7)
Curtailments	-	(2.0)	-	(3.1)
Special termination benefits	-	0.4	-	-
Net periodic benefit cost	$3.1	$1.1	$3.2	$-

  We contributed $25.1 million to our pension trusts in the first quarter of 2010 which represents substantially all of our 2010 pension funding requirements.  We expect our net cash outlay for other postretirement benefit obligations in 2010, net of GM cost sharing, to be approximately $15 million.

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

          The following table provides a reconciliation of changes in the product warranty liability:

	Three months ended
	March 31,
	2010	2009
	(in millions)

Beginning balance	$2.1	$2.6
Accruals	0.2	0.1
Settlements	(0.1)	(0.1)
Adjustment to prior period accruals	(0.1)	(0.1)
Foreign currency translation and other	(0.1)	-
Ending balance	$2.0	$2.5

9.     INCOME TAXES

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

 Income tax expense (benefit) was an expense of $2.0 million in the first quarter of 2010 as compared to a benefit of $4.2 million in the first quarter of 2009.  Our effective income tax rate was 11.0% in the first quarter of 2010 as compared to 11.4% in the first quarter of 2009.  Our income tax expense (benefit) and effective tax rate for the three months ended March 31, 2010 and 2009 reflected the effect of recording a valuation allowance against income tax benefits on U.S. losses.  Income tax expense (benefit) for the three months ended March 31, 2009 included a $6.6 million benefit related to the current year operating loss that offset deferred taxes attributable to gains recognized in other comprehensive income.

 In the first quarter of 2010, we received a $48.8 million refund as a result of the Worker, Homeownership and Business Act of 2009 which extended our 2008 net operating loss carryback period to 2003.

 As a result of the Patient Protection and Affordable Care Act of 2010, our deferred tax asset decreased by approximately $11 million.  As we have previously recorded a valuation allowance against our U.S. deferred tax assets, there is no net impact to income tax expense (benefit) or our net deferred tax assets in the first quarter of 2010.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    COMPREHENSIVE INCOME (LOSS)

  Comprehensive income (loss) consists of the following:

	Three months ended
	March 31,
	2010	2009
	(in millions)

Net income (loss)	$16.2	$(32.7)
Defined benefit plans, net of tax	2.3	10.0
Foreign currency translation adjustments, net of tax	(5.2)	0.4
Change in derivatives, net of tax	-	2.4
Comprehensive income (loss)	$13.3	$(19.9)
Net loss attributable to the noncontrolling interests	0.1	-
Foreign currency translation adjustments related to noncontrolling interests	0.1	(0.2)
Comprehensive income (loss) attributable to AAM	$13.5	$(20.1)

11.     EARNINGS (LOSS) PER SHARE (EPS)

          The following table sets forth the computation of our basic and diluted EPS:

	Three months ended
	March 31,
	2010	2009
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$16.3	$(32.7)

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	71.6	55.4

Effect of dilutive securities -
Dilutive stock-based compensation	0.1	-
Dilutive warrants	2.9	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	74.6	55.4
Basic EPS	$0.23	$(0.59)
Diluted EPS	$0.22	$(0.59)

There were no potentially dilutive shares as of March 31, 2009.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 5.0 million at March 31, 2010 and 6.0 million at March 31, 2009.  The ranges of exercise prices related to the excluded exercisable stock options were $10.08 - $40.83 at March 31, 2010 and $2.81 - $40.83 at March 31, 2009.

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

Condensed Consolidating Statements of Operations Three months ended March 31, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Net sales
External	$-	$118.3	$403.6	$-	$521.9
Intercompany	-	7.0	39.4	(46.4)	-
Total net sales	-	125.3	443.0	(46.4)	521.9
Cost of goods sold	-	128.7	352.3	(46.4)	434.6
Gross profit (loss)	-	(3.4)	90.7	-	87.3
Selling, general and administrative expenses	-	41.8	3.5	-	45.3
Operating income (loss)	-	(45.2)	87.2	-	42.0
Non-operating expense, net	-	(22.5)	(1.3)	-	(23.8)
Income (loss) before income taxes	-	(67.7)	85.9	-	18.2
Income tax expense (benefit)	-	(0.3)	2.3	-	2.0
Earnings from equity in subsidiaries	16.3	65.0	-	(81.3)	-
Net income (loss) before royalties and dividends	16.3	(2.4)	83.6	(81.3)	16.2
Royalties and dividends	-	18.7	(18.7)	-	-
Net income after royalties and dividends	16.3	16.3	64.9	(81.3)	16.2
Net loss attributable to noncontrolling interests	-	-	0.1	-	0.1
Net income attributable to AAM	$16.3	$16.3	$65.0	$(81.3)	$16.3

2009
Net sales
External	$-	$181.6	$220.8	$-	$402.4
Intercompany	-	7.5	28.5	(36.0)	-
Total net sales	-	189.1	249.3	(36.0)	402.4
Cost of goods sold	-	187.6	223.7	(36.0)	375.3
Gross profit	-	1.5	25.6	-	27.1
Selling, general and administrative expenses	-	41.1	2.7	-	43.8
Operating income (loss)	-	(39.6)	22.9	-	(16.7)
Non-operating income (expense), net	-	(20.7)	0.5	-	(20.2)
Income (loss) before income taxes	-	(60.3)	23.4	-	(36.9)
Income tax expense (benefit)	-	(5.7)	1.5	-	(4.2)
Earnings (loss) from equity in subsidiaries	(32.7)	12.2	-	20.5	-
Net income (loss) before royalties and dividends	(32.7)	(42.4)	21.9	20.5	(32.7)
Royalties and dividends	-	9.7	(9.7)	-	-
Net income (loss) after royalties and dividends	(32.7)	(32.7)	12.2	20.5	(32.7)
Net income attributable to noncontrolling interests	-	-	-	-	-
Net income (loss) attributable to AAM	$(32.7)	$(32.7)	$12.2	$20.5	$(32.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
March 31, 2010
Assets
Current assets
Cash and cash equivalents	$-	$26.0	$150.6	$-	$176.6
Short-term investments	-	-	2.8	-	2.8
Accounts receivable, net	-	32.1	134.7	-	166.8
Inventories, net	-	22.9	76.9	-	99.8
Other current assets	-	39.4	31.8	-	71.2
Total current assets	-	120.4	396.8	-	517.2
Property, plant and equipment, net	-	272.1	667.4	-	939.5
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	296.7	66.4	-	363.1
Investment in subsidiaries	-	787.1	-	(787.1)	-
Total assets	$-	$1,476.3	$1,278.4	$(787.1)	$1,967.6
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$68.1	$188.4	$-	$256.5
Accrued expenses and other current liabilities	-	191.8	69.2	-	261.0
Total current liabilities	-	259.9	257.6	-	517.5
Intercompany payable (receivable)	319.9	(430.4)	110.5	-	-
Long-term debt	0.4	969.7	45.1	-	1,015.2
Investment in subsidiaries obligation	225.2	-	-	(225.2)	-
Other long-term liabilities	-	902.3	78.0	-	980.3
Total liabilities	545.5	1,701.5	491.2	(225.2)	2,513.0
Total AAM stockholders’ equity (deficit)	(545.5)	(225.2)	787.1	(561.9)	(545.5)
Noncontrolling interests in subsidiaries	-	-	0.1	-	0.1
Total stockholders’ equity (deficit)	(545.5)	(225.2)	787.2	(561.9)	(545.4)
Total liabilities and stockholders’ equity (deficit)	$-	$1,476.3	$1,278.4	$(787.1)	$1,967.6

December 31, 2009
Assets
Current assets
Cash and cash equivalents	$-	$80.6	$97.5	$-	$178.1
Short-term investments	-	1.4	2.8	-	4.2
Accounts receivable, net	-	10.9	118.8	-	129.7
Inventories, net	-	22.8	67.8	-	90.6
Other current assets	-	86.4	27.6	-	114.0
Total current assets	-	202.1	314.5	-	516.6
Property, plant and equipment, net	-	272.8	673.9	-	946.7
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	304.8	70.9	-	375.7
Investment in subsidiaries	-	725.9	-	(725.9)	-
Total assets	$-	$1,505.6	$1,207.1	$(725.9)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$59.4	$141.5	$-	$200.9
Other accrued expenses	-	185.1	59.5	-	244.6
Total current liabilities	-	244.5	201.0	-	445.5
Intercompany payable (receivable)	318.8	(470.1)	151.3	-	-
Long-term debt	0.4	1,029.4	41.6	-	1,071.4
Investment in subsidiaries obligation	241.0	-	-	(241.0)	-
Other long-term liabilities	-	942.8	87.0	-	1,029.8
Total liabilities	560.2	1,746.6	480.9	(241.0)	2,546.7
Total AAM stockholders’ equity (deficit)	(560.2)	(241.0)	725.9	(484.9)	(560.2)
Noncontrolling interests in subsidiaries	-	-	0.3	-	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	726.2	(484.9)	(559.9)
Total liabilities and stockholders’ equity (deficit)	$-	$1,505.6	$1,207.1	$(725.9)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows Three months ended March 31, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Operating activities
Net cash provided by (used in) operating activities	$-	$(26.9)	$105.9	$-	$79.0
Investing activities
Purchases of property, plant and equipment	-	(5.4)	(13.4)	-	(18.8)
Purchase buyouts of leased equipment	-	(4.0)	-	-	(4.0)
Redemption of short-term investments	-	1.4	-	-	1.4
Other investing activities	-	0.9	-	-	0.9
Net cash used in investing activities	-	(7.1)	(13.4)	-	(20.5)
Financing activities
Net debt activity	-	(59.7)	4.2	-	(55.5)
Intercompany activity	1.2	41.3	(42.5)	-	-
Debt issuance costs	-	(2.2)	-	-	(2.2)
Purchase of treasury stock	(1.2)	-	-	-	(1.2)
Net cash used in financing activities	-	(20.6)	(38.3)	-	(58.9)
Effect of exchange rate changes on cash	-	-	(1.1)	-	(1.1)
Net increase (decrease) in cash and cash equivalents	-	(54.6)	53.1	-	(1.5)
Cash and cash equivalents at beginning of period	-	80.6	97.5	-	178.1
Cash and cash equivalents at end of period	$-	$26.0	$150.6	$-	$176.6

2009
Operating activities
Net cash provided by (used in) operating activities	$-	$(33.8)	$12.5	$-	$(21.3)
Investing activities
Purchases of property, plant and equipment	-	(15.1)	(29.2)	-	(44.3)
Redemption of short-term investments	-	6.0	52.9	-	58.9
Investment in joint venture	-	-	(10.2)		(10.2)
Other investing activities	-	0.5	(0.5)	-	-
Net cash provided by (used in) investing activities	-	(8.6)	13.0	-	4.4
Financing activities
Net debt activity	-	(45.0)	-		(45.0)
Intercompany activity	-	33.3	(33.3)	-	-
Net cash used in financing activities	-	(11.7)	(33.3)	-	(45.0)
Effect of exchange rate changes on cash	-	-	0.2	-	0.2
Net decrease in cash and cash equivalents	-	(54.1)	(7.6)	-	(61.7)
Cash and cash equivalents at beginning of period	-	54.6	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$0.5	$136.6	$-	$137.1

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

Condensed Consolidating Statements of Operations Three months ended March 31, (in millions)
2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$-	$118.3	$47.2	$356.4	$-	$521.9
Intercompany	-	7.0	37.0	2.4	(46.4)	-
Total net sales	-	125.3	84.2	358.8	(46.4)	521.9
Cost of goods sold	-	128.7	78.2	274.1	(46.4)	434.6
Gross profit (loss)	-	(3.4)	6.0	84.7	-	87.3
Selling, general and administrative expenses	-	41.8	-	3.5	-	45.3
Operating income (loss)	-	(45.2)	6.0	81.2	-	42.0
Non-operating income (expense), net	-	(22.5)	0.1	(1.4)	-	(23.8)
Income (loss) before income taxes	-	(67.7)	6.1	79.8	-	18.2
Income tax expense (benefit)	-	(0.3)	-	2.3	-	2.0
Earnings (loss) from equity in subsidiaries	16.3	65.0	(7.6)	-	(73.7)	-
Net income (loss) before royalties and dividends	16.3	(2.4)	(1.5)	77.5	(73.7)	16.2
Royalties and dividends	-	18.7	-	(18.7)	-	-
Net income (loss) after royalties and dividends	16.3	16.3	(1.5)	58.8	(73.7)	16.2
Net loss attributable to noncontrolling interests	-	-	-	0.1	-	0.1
Net income (loss) attributable to AAM	$16.3	$16.3	$(1.5)	$58.9	$(73.7)	$16.3

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$-	$181.6	$35.1	$185.7	$-	$402.4
Intercompany	-	7.5	22.8	5.7	(36.0)	-
Total net sales	-	189.1	57.9	191.4	(36.0)	402.4
Cost of goods sold	-	187.6	58.4	165.3	(36.0)	375.3
Gross profit (loss)	-	1.5	(0.5)	26.1	-	27.1
Selling, general and administrative expenses	-	41.1	-	2.7	-	43.8
Operating income (loss)	-	(39.6)	(0.5)	23.4	-	(16.7)
Non-operating income (expense), net	-	(20.7)	(1.0)	1.5	-	(20.2)
Income (loss) before income taxes	-	(60.3)	(1.5)	24.9	-	(36.9)
Income tax expense (benefit)	-	(5.7)	-	1.5	-	(4.2)
Earnings (loss) from equity in subsidiaries	(32.7)	12.2	(5.5)	-	26.0	-
Net income (loss) before royalties and dividends	(32.7)	(42.4)	(7.0)	23.4	26.0	(32.7)
Royalties and dividends	-	9.7	-	(9.7)	-	-
Net income (loss) after royalties and dividends	(32.7)	(32.7)	(7.0)	13.7	26.0	(32.7)
Net loss attributable to noncontrolling interests	-	-	-	-	-	-
Net income (loss) attributable to AAM	$(32.7)	$(32.7)	$(7.0)	$13.7	$26.0	$(32.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2010
Assets
Current assets
Cash and cash equivalents	$-	$26.0	$-	$150.6	$-	$176.6
Short-term investments	-	-	-	2.8	-	2.8
Accounts receivable, net	-	32.1	30.4	104.3	-	166.8
Inventories, net	-	22.9	18.5	58.4	-	99.8
Other current assets	-	39.4	2.0	29.8	-	71.2
Total current assets	-	120.4	50.9	345.9	-	517.2
Property, plant and equipment, net	-	272.1	98.8	568.6	-	939.5
Goodwill	-	-	147.8	-	-	147.8
Other assets and deferred charges	-	296.7	15.3	51.1	-	363.1
Investment in subsidiaries	-	787.1	8.6	-	(795.7)	-
Total assets	$-	$1,476.3	$321.4	$965.6	$(795.7)	$1,967.6
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$68.1	$35.9	$152.5	$-	$256.5
Other accrued expenses	-	191.8	5.2	64.0	-	261.0
Total current liabilities	-	259.9	41.1	216.5	-	517.5
Intercompany payable (receivable)	319.9	(430.4)	253.2	(142.7)	-	-
Long-term debt	0.4	969.7	6.2	38.9	-	1,015.2
Investment in subsidiaries obligation	225.2	-	-	-	(225.2)	-
Other long-term liabilities	-	902.3	0.9	77.1	-	980.3
Total liabilities	545.5	1,701.5	301.4	189.8	(225.2)	2,513.0
Total AAM Stockholders’ equity (deficit)	(545.5)	(225.2)	20.0	775.7	(570.5)	(545.5)
Noncontrolling interests in subsidiaries	-	-	-	0.1	-	0.1
Total stockholders’ equity (deficit)	(545.5)	(225.2)	20.0	775.8	(570.5)	(545.4)
Total liabilities and stockholders’ equity (deficit)	$-	$1,476.3	$321.4	$965.6	$(795.7)	$1,967.6

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2009
Assets
Current assets
Cash and cash equivalents	$-	$80.6	$1.9	$95.6	$-	$178.1
Short-term investments	-	1.4	-	2.8	-	4.2
Accounts receivable, net	-	10.9	27.5	91.3	-	129.7
Inventories, net	-	22.8	16.8	51.0	-	90.6
Other current assets	-	86.4	1.4	26.2	-	114.0
Total current assets	-	202.1	47.6	266.9	-	516.6
Property, plant and equipment, net	-	272.8	101.2	572.7	-	946.7
Goodwill	-	-	147.8	-	-	147.8
Other assets and deferred charges	-	304.8	14.5	56.4	-	375.7
Investment in subsidiaries	-	725.9	13.4	-	(739.3)	-
Total assets	$-	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$59.4	$26.0	$115.5	$-	$200.9
Other accrued expenses	-	185.1	3.7	55.8	-	244.6
Total current liabilities	-	244.5	29.7	171.3	-	445.5
Intercompany payable (receivable)	318.8	(470.1)	262.7	(111.4)	-	-
Long-term debt	0.4	1,029.4	6.3	35.3	-	1,071.4
Investment in subsidiaries obligation	241.0	-	-		(241.0)	-
Other long-term liabilities	-	942.8	0.7	86.3	-	1,029.8
Total liabilities	560.2	1,746.6	299.4	181.5	(241.0)	2,546.7
Total AAM Stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.2	(498.3)	(560.2)
Noncontrolling interests in subsidiaries	-	-	-	0.3	-	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.5	(498.3)	(559.9)
Total liabilities and stockholders’ equity (deficit)	$-	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows Three months ended March 31, (in millions)
2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(26.9)	$14.8	$91.1	$-	$79.0
Investing activities
Purchases of property, plant and equipment	-	(5.4)	(1.0)	(12.4)	-	(18.8)
Redemption of short-term investments	-	1.4	-	-	-	1.4
Purchase buyouts of leased equipment	-	(4.0)	-	-	-	(4.0)
Other investing activities	-	0.9	-	-	-	0.9
Net cash used in investing activities	-	(7.1)	(1.0)	(12.4)	-	(20.5)
Financing activities
Net debt activity	-	(59.7)	-	4.2	-	(55.5)
Intercompany activity	1.2	41.3	(15.7)	(26.8)	-	-
Debt issuance costs	-	(2.2)	-	-	-	(2.2)
Purchase of treasury stock	(1.2)	-	-	-	-	(1.2)
Net cash used in financing activities	-	(20.6)	(15.7)	(22.6)	-	(58.9)
Effect of exchange rate changes on cash	-	-	-	(1.1)	-	(1.1)
Net increase (decrease) in cash and cash equivalents	-	(54.6)	(1.9)	55.0	-	(1.5)
Cash and cash equivalents at beginning of period	-	80.6	1.9	95.6	-	178.1
Cash and cash equivalents at end of period	$-	$26.0	$-	$150.6	$-	$176.6

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(33.8)	$6.5	$6.0	$-	$(21.3)
Investing activities
Purchases of property, plant and equipment	-	(15.1)	(14.3)	(14.9)	-	(44.3)
Redemption of short-term investments	-	6.0	-	52.9	-	58.9
Investment in joint venture	-	-	(10.2)	-	-	(10.2)
Other investing activities	-	0.5	-	(0.5)	-	-
Net cash provided by (used in) investing activities	-	(8.6)	(24.5)	37.5	-	4.4
Financing activities
Net debt activity	-	(45.0)	-	-	-	(45.0)
Intercompany activity	-	33.3	18.0	(51.3)	-	-
Net cash provided by (used in) financing activities	-	(11.7)	18.0	(51.3)	-	(45.0)
Effect of exchange rate changes on cash	-	-	-	0.2	-	0.2
Net decrease in cash and cash equivalents	-	(54.1)	-	(7.6)	-	(61.7)
Cash and cash equivalents at beginning of period	-	54.6	-	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$0.5	$-	$136.6	$-	$137.1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2009 (December 31, 2009 Form 10-K).

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

We are the principal supplier of driveline components to General Motors LLC for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 76% of our total net sales in the first quarter of 2010 as compared to 76% for the first quarter of 2009 and 78% for the full-year 2009.

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

We are also the principal supplier of driveline system products for the Chrysler LLC’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.   Sales to Chrysler were approximately 10% of our total net sales in the first quarter of 2010 as compared to 11% for the first quarter of 2009 and 8% for the full-year 2009.

In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Volkswagen, Harley-Davidson, Deere & Company, Tata Motors, Mack Truck, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Hino Motors Ltd. and Jatco Ltd.  Our net sales to customers other than GM and Chrysler were $71.1 million in the first quarter of 2010 as compared to $52.4 million for the first quarter of 2009.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Net Sales  Net sales increased to $521.9 million in the first quarter of 2010 as compared to $402.4 million in the first quarter of 2009.

As compared to the first quarter of 2009, our sales in the first quarter of 2010 reflect an increase of approximately 25% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.  These increases reflect the impact of stabilizing general economic conditions and the improving market conditions in the automotive industry.  The increase in sales also reflects the favorable impact of recent new product launches, many of which support passenger car and crossover vehicle platforms.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) was $1,390 in the first quarter of 2010 as compared to $1,424 in the first quarter of 2009.  The decrease is primarily due to a change in the billing process for consigned components for the Dodge Ram program, partially offset by higher metal market adjustments.  Our 4WD/AWD penetration rate on these vehicle programs was 64.0% in the first quarter of 2010 as compared to 61.8% in the first quarter of 2009.

         Gross Profit  Gross profit increased $60.2 million to $87.3 million in the first quarter of 2010 as compared to $27.1 million in the first quarter of 2009.  Gross margin increased to 16.7% in the first quarter of 2010 as compared to 6.7% in the first quarter of 2009.  The increase in gross profit and gross margin in the first quarter of 2010, as compared to the first quarter of 2009, reflects the positive impact of an increase in sales and continued structural cost reductions.  Gross profit in the first quarter of 2010 also reflects the adverse impact of an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex (DMC) to another AAM facility.  In connection with the arbitrator’s ruling, AAM recorded a liability for wages and benefits owed to certain UAW represented associates at the DMC.  Gross profit in the first quarter of 2009 included $11.3 million in special charges and other nonrecurring operating costs.

 Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $45.3 million or 8.7% of net sales in the first quarter of 2010 as compared to $43.8 million or 10.9% of net sales in the first quarter of 2009.  The increase in SG&A in the first quarter of 2010 reflects higher profit sharing accruals and other incentive compensation expense due to increased profitability, partially offset by structural cost reductions.  SG&A in the first quarter of 2009 included special charges of $1.0 million relating to salaried workforce reductions.  R&D was $19.1 million in the first quarter of 2010 as compared to $18.7 million in the first quarter of 2009.

 Operating Income (Loss)  Operating income (loss) was income of $42.0 million in the first quarter of 2010 as compared to a loss of $16.7 million in the first quarter of 2009.  Operating margin was 8.0% in the first quarter of 2010 as compared to negative 4.2% in the first quarter of 2009.  The changes in operating income (loss) and operating margin were due to the factors discussed in Gross Profit and SG&A above.

 Interest Expense  Interest expense was $22.7 million in the first quarter of 2010 as compared to $20.4 million in the first quarter of 2009.  The increase in interest expense primarily reflects higher interest rates in the first quarter of 2010 as compared to the first quarter of 2009.

 The weighted-average interest rate of our long-term debt outstanding was 8.3% in the first quarter of 2010 as compared to 7.1% in the first quarter of 2009.

  Investment Income  Investment income was $0.4 million in the first quarter of 2010 as compared to $1.0 million in the first quarter of 2009.  The decrease in investment income is a result of lower average cash balances in the first quarter of 2010 as compared to the first quarter of 2009.

  Income Tax Expense (Benefit) Income tax expense (benefit) was expense of $2.0 million in the first quarter of 2010 as compared to a benefit of $4.2 million in the first quarter of 2009.  Our effective income tax rate was 11.0% in the first quarter of 2010 as compared to 11.4% in the first quarter of 2009.  Our income tax expense (benefit) and effective tax rate for the three months ended March 31, 2010 and 2009 reflect the effect of recording a valuation allowance against income tax benefits on U.S. losses.  Income tax expense (benefit) for the first quarter of 2009 included a $6.6 million benefit related to the current year operating loss that offset deferred taxes attributable to gains recognized in other comprehensive income.

  Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net income (loss) attributable to AAM was income of $16.3 million in the first quarter of 2010 as compared to a loss of $32.7 million in the first quarter of 2009.  Diluted EPS was $0.22 in the first quarter of 2010 as compared to a loss of $0.59 in the first quarter of 2009.  Net income (loss) attributable to AAM and EPS for the first quarters of 2010 and 2009 were primarily impacted by the factors discussed in Gross Profit above.

LIQUIDITY AND CAPITAL RESOURCES

  Our primary liquidity needs are to fund debt service obligations, working capital investments, capital expenditures and our pension plan obligations.  We also need to fund ongoing attrition programs and buydown payments included in the 2008 labor agreements with the International UAW.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

  Operating Activities   Net cash provided by operating activities was $79.0 million in the first quarter of 2010 as compared to net cash used in operating activities of $21.3 million in the first quarter of 2009.  The following factors affected cash provided by (used in) operating activities:

  Higher sales activity  The increase in cash provided by operating activities reflects an increase in sales and production activity in 2010.  Our cash flow from operations also benefited in the first quarter of 2010 from the favorable impact of our expedited payment terms with GM that were implemented as part of the Settlement and Commercial Agreement dated September 16, 2009.

   Income tax refund   In the fourth quarter of 2009, the U.S. Congress passed the Worker, Homeownership and Business Act of 2009 which, among other things, extended the net operating loss (NOL) carryback period for most taxpayers from two years to up to five years for either 2008 or 2009 NOLs.  This law enabled us to carryback our 2008 NOL to 2003.  In the first quarter of 2010, we received a $48.8 million refund as a result of this carryback election.

           Pension and OPEB   We contributed $25.1 million to our pension trusts in the first quarter of 2010, which represents substantially all of our 2010 pension funding requirements.  We expect our cash outlay for OPEB obligations in 2010, net of GM cost sharing, to be approximately $15 million.

  Cash paid for special charges   In the first quarter of 2010, we made cash payments of $16.6 million for special charges compared to $36.9 million in the first quarter of 2009.  These payments primarily relate to hourly and salaried workforce reductions initiated prior to 2010, including $12.4 million of pension contributions made in the first quarter of 2010 related to special termination benefit payments that were previously paid out of our pension trusts.  We expect to make payments of approximately $11 million during the remainder of 2010, $10 million in 2011 and $6 million in 2012 related to the remaining restructuring accrual.

  2008 AAM-GM Agreement   In 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (AAM-GM Agreement), that among other things, required GM to provide us with $175 million of cash payments through April 1, 2009 to support the transition of our UAW represented legacy labor at our original U.S. locations.  We collected the final $60.0 million payment from GM related to this agreement in the first quarter of 2009.

  Investing Activities   Capital expenditures were $18.8 million in the first quarter of 2010 as compared to $44.8 million in the first quarter of 2009.  We expect our capital spending in 2010 to be in the range of $80 million to $100 million.  These expenditures include support for our significant global program launches in 2010 and 2011 within our new business backlog.

  In 2008, certain money-market and other similar funds that we invest in temporarily suspended redemptions.  We received $1.4 million and $58.9 million of redemptions in the first quarter of 2010 and 2009, respectively.

  In the first quarter of 2010, we elected to exercise our purchase option for $4.0 million of leased machinery and equipment.

  In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  We made an investment of $10.2 million related to the formation of this JV.

  Financing Activities  Net cash used in financing activities was $58.9 million in the first quarter of 2010 as compared to $45.0 million in the first quarter of 2009.  Total long-term debt outstanding decreased $56.2 million in the first quarter of 2010 to $1,015.2 million as compared to $1,071.4 million at year-end 2009, primarily as a result of an increase in cash flow from operations.

    At March 31, 2010, we had $264.1 million available under the Revolving Credit Facility.  This availability reflects a reduction of $32.2 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At March 31, 2010, $37.9 million was outstanding and $2.9 million was available under such agreements.

  We paid debt issuance costs of $2.2 million in the first quarter of 2010 related to the amendments and restatements of our debt agreements in 2009.

  In the first quarter of 2010, we repurchased 0.1 million shares of AAM common stock for $1.2 million to satisfy employee tax withholding obligations due upon the vesting of our 2005 restricted stock grant.

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

   We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup.  We closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2010, and we do not expect such expenditures to be significant for the remainder of 2010.

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

  Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of March 31, 2010, there are no foreign currency contracts outstanding.  A 10% change in any foreign currencies would not have had a material impact on our condensed consolidated financial statements as of March 31, 2010.

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

  Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2010, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at March 31, 2010) on our long-term debt outstanding at March 31, 2010 would be approximately $0.4 million on an annualized basis.

Item 4.  Controls and Procedures

   Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2010, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A.   Risk Factors

 There were no material changes from the risk factors previously disclosed in our December 31, 2009 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

  In the first quarter of 2010, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of certain individuals’ restricted stock.  The following table provides information about our equity security purchases during the quarter ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2010	9,085	$8.50	-	-
February 2010	-	-	-	-
March 2010	108,428	$10.05	-	-
Total	117,513	$9.93	-	-

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
April 30, 2010

EXHIBIT INDEX

Number	Description of Exhibit

*‡10.47	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and David C. Dauch

*‡10.48	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Michael K. Simonte

*‡10.49	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and John J. Bellanti

*‡10.50	Retirement Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Patrick S. Lancaster

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All other exhibits are not applicable.)

* Filed herewith
‡ Reflects Management or Compensatory Contract