Form 10-Q
period 2010-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2010-07-30
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 28, 2010, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 71,401,454 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2010

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions, except per share data)

Net sales	$559.6	$245.6	$1,081.5	$648.0

Cost of goods sold	460.7	460.7	895.3	836.0

Gross profit (loss)	98.9	(215.1)	186.2	(188.0)

Selling, general and administrative expenses	48.5	45.5	93.8	89.3

Operating income (loss)	50.4	(260.6)	92.4	(277.3)

Interest expense	(22.6)	(19.7)	(45.3)	(40.1)

Investment income	0.6	1.0	1.0	2.0

Other expense, net	(0.7)	(2.9)	(2.2)	(3.7)

Income (loss) before income taxes	27.7	(282.2)	45.9	(319.1)

Income tax expense	2.4	6.5	4.4	2.3

Net income (loss)	25.3	(288.7)	41.5	(321.4)

Net loss attributable to the noncontrolling interests	0.1	0.1	0.2	0.1

Net income (loss) attributable to AAM	$25.4	$(288.6)	$41.7	$(321.3)

Basic earnings (loss) per share	$0.36	$(5.20)	$0.58	$(5.79)

Diluted earnings (loss) per share	$0.34	$(5.20)	$0.56	$(5.79)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$238.7	$178.1
Short-term investments	2.8	4.2
Accounts receivable, net	172.4	129.7
Inventories, net	116.6	90.6
Prepaid expenses and other current assets	65.2	114.0
Total current assets	595.7	516.6

Property, plant and equipment, net	922.6	946.7
Goodwill	147.8	147.8
GM postretirement cost sharing asset	214.4	219.9
Other assets and deferred charges	147.2	155.8
Total assets	$2,027.7	$1,986.8

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$287.6	$200.9
Accrued compensation and benefits	105.9	98.9
Deferred revenue	80.6	76.1
Accrued expenses and other current liabilities	89.9	69.6
Total current liabilities	564.0	445.5

Long-term debt	1,012.6	1,071.4
Deferred revenue	155.6	189.7
Postretirement benefits and other long-term liabilities	815.9	840.1
Total liabilities	2,548.1	2,546.7

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	585.0	579.9
Accumulated deficit	(860.0)	(901.7)
Treasury stock at cost, 5.5 million shares as of June 30, 2010 and
5.4 million shares as of December 31, 2009	(176.0)	(174.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(99.8)	(101.8)
Foreign currency translation adjustments	29.4	37.4
Unrecognized gain on derivatives	0.1	-
Total AAM stockholders' deficit	(520.5)	(560.2)
Noncontrolling interest in subsidiaries	0.1	0.3
Total stockholders’ deficit	(520.4)	(559.9)
Total liabilities and stockholders' deficit	$2,027.7	$1,986.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,
	2010	2009
	(in millions)
Operating activities
Net income (loss)	$41.5	$(321.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	64.4	72.5
Asset impairments and related indirect inventory obsolescence	8.7	151.7
Deferred income taxes	-	(1.3)
Stock-based compensation	4.9	7.5
Pensions and other postretirement benefits, net of contributions	(16.3)	(18.8)
Loss on retirement of equipment	0.1	0.8
Changes in operating assets and liabilities
Accounts receivable	(43.0)	128.4
AAM-GM Agreement receivable	-	60.0
Inventories	(26.6)	6.6
Accounts payable and accrued expenses	117.1	(121.2)
Deferred revenue	(29.6)	(22.3)
Other assets and liabilities	43.7	31.1
Net cash provided by (used in) operating activities	164.9	(26.4)

Investing activities
Purchases of property, plant and equipment	(36.9)	(81.0)
Purchase buyouts of leased equipment	(7.4)	-
Proceeds from sale of equipment	1.2	0.5
Investment in joint venture	-	(10.2)
Redemption of short-term investments	1.6	66.0
Net cash used in investing activities	(41.5)	(24.7)

Financing activities
Net short-term borrowings (repayments) under revolving credit facilities	(60.0)	125.1
Payments of long-term debt and capital lease obligations	(4.8)	(4.9)
Debt issuance costs	(2.2)	(2.7)
Proceeds from issuance of long-term debt	7.3	3.4
Repurchase of treasury stock	(1.3)	(0.1)
Net cash provided by (used in) financing activities	(61.0)	120.8

Effect of exchange rate changes on cash	(1.8)	3.9

Net increase in cash and cash equivalents	60.6	73.6

Cash and cash equivalents at beginning of period	178.1	198.8

Cash and cash equivalents at end of period	$238.7	$272.4

Supplemental cash flow information
Interest paid	$20.3	$38.0
Income taxes paid (refunds received)	$(45.1)	$2.8

            See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

2.	RESTRUCTURING ACTIONS

  A summary of the restructuring related activity for the six months ended June 30, 2010 is shown below (in millions):

	One-time		Indirect	Asset	Contract
	Termination	Asset	Inventory	Retirement	Related
	Benefits	Impairments	Obsolescence	Obligations	Costs	Total
Accrual as of December 31, 2009	$8.0	$-	$-	$1.3	$21.3	$30.6
Charges	-	8.4	0.3	0.1	-	8.8
Cash utilization	(2.7)	-	-	-	(3.6)	(6.3)
Non-cash utilization	-	(8.4)	(0.3)	-	-	(8.7)
Accrual adjustments	(0.3)	-	-	-	(2.0)	(2.3)
Accrual as of June 30, 2010	$5.0	$-	$-	$1.4	$15.7	$22.1

  In the second quarter of 2010, we recorded asset impairment charges and indirect inventory obsolescence of $8.7 million as a result of the announced closure of our Salem Manufacturing Facility.

  In the second quarter of 2010, we adjusted our operating plans and revised certain sourcing arrangements.  As a result, we elected to buy out and utilize certain leased assets that were previously determined to be permanently idled.  We paid $3.4 million to purchase these leased assets and recorded a reduction of cost of goods sold of $2.0 million to adjust the accrual that was originally recorded when these assets were idled.

         We expect to make payments of approximately $7 million during the remaining six months in 2010, $10 million in 2011 and $5 million in 2012 related to the remaining restructuring accrual.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	SUPPLEMENTAL UNEMPLOYMENT BENEFITS

          In conjunction with the 2008 labor agreements with the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), we accrued $18.0 million in 2008 related to supplemental unemployment benefits (SUB) to be paid to permanently idled associates during the contract period that expires in February 2012.

          In the second quarter of 2010, we reached resolution with the UAW on an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex to another AAM facility.  As a result, we concluded that we no longer expect any of our remaining UAW represented associates related to the 2008 labor agreements to be permanently idled for the remainder of the contract period.  Therefore, we revised our previous estimate of our SUB liability.  We recorded a reduction of cost of goods sold of $5.0 million to adjust the remaining SUB accrual based on these revised estimates.

4.	INVENTORIES

 We state our inventories at the lower of cost or market.  The cost of worldwide inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

 Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(in millions)

Raw materials and work-in-progress	$126.5	$101.3
Finished goods	20.7	23.0
Gross inventories	147.2	124.3
Inventory valuation reserves	(30.6)	(33.7)
Inventories, net	$116.6	$90.6

 AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	LONG-TERM DEBT

 Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(in millions)

Revolving Credit Facility	$-	$60.0
9.25% Notes, net of discount	419.9	419.6
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.9	249.9
2.00% Convertible Notes	0.4	0.4
Foreign credit facilities	35.4	34.1
Capital lease obligations	7.0	7.4
Long-term debt	$1,012.6	$1,071.4

   As of June 30, 2010, the Revolving Credit Facility provided up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of such revolving bank financing commitments through June 2013.  At June 30, 2010, we had $262.5 million available under the Revolving Credit Facility.  This availability reflects a reduction of $33.8 million for standby letters of credit issued against the facility.

  The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

 We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2010, $35.4 million was outstanding under these facilities and an additional $3.9 million was available.

 The weighted-average interest rate of our long-term debt outstanding at June 30, 2010 was 8.2% and 8.3% as of December 31, 2009.  The amount of accrued interest included in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet was $34.1 million and $14.6 million as of June 30, 2010 and December 31, 2009, respectively.

6.	DERIVATIVES

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

 Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of June 30, 2010, we have forward contracts outstanding with a notional amount of $25.1 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.  There were no currency forward contracts in place as of December 31, 2009.

  Interest rate hedges  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2010 and December 31, 2009, no interest rate hedges were in place.

 The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income (loss) from accumulated other comprehensive income (loss):

		Gain (Loss) Reclassified				Gain (Loss) Expected to be
	Location of Gain (Loss)	Three months ended		Six months ended		Reclassified
	Reclassified into	June 30,		June 30,		During the
	Net Income (Loss)	2010	2009	2010	2009	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$-	$(2.2)	$-	$(4.6)	$0.1
Interest rate hedges	Interest Expense	-	(1.0)	-	(2.0)	-

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

 Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$121.2	$121.2	$77.0	$77.0	Level 1
Short-term investments	2.8	2.8	4.2	4.2	Level 2
Prepaid expenses and other current assets
Currency forward contracts	0.1	0.1	-	-	Level 2

 In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  We received $1.6 million in redemptions from these funds in the six months ended June 30, 2010.  As of June 30, 2010, we have classified the fair value of the remaining investments of $2.8 million as short-term investments on our Condensed Consolidated Balance Sheet.  We expect to receive the remaining balance of our current holdings in these funds by December 31, 2010.

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$-	$-	$60.0	$57.0	Level 2
9.25% Notes	419.9	433.5	419.6	433.5	Level 2
7.875% Notes	300.0	259.5	300.0	258.0	Level 2
5.25% Notes	249.9	210.0	249.9	212.5	Level 2

  Long-lived assets  In the second quarter of 2010, as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets.  In this analysis we utilized the income approach, which determines fair value through a discounted cash flow analysis based on the assumptions a market participant would use in pricing these assets.  Significant inputs used by management when determining the fair value of long-lived assets for impairment include general economic conditions, future expected production volumes, product pricing and cost estimates, working capital and capital investment requirements, discount rates and estimated liquidation values.

  The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition (in millions):

	Fair Value Measurements using Level 3 Inputs	Asset impairment recorded in six months ended June 30, 2010
Balance Sheet Classification
Property, plant and equipment, net	$-	$7.6
Other assets and deferred charges	-	0.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	EMPLOYEE BENEFIT PLANS

  The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$1.3	$1.4	$2.5	$2.7
Interest cost	9.2	8.9	18.5	17.8
Expected asset return	(8.0)	(7.5)	(16.0)	(15.4)
Amortized loss	0.6	0.2	1.2	0.6
Curtailment	-	0.2	-	(1.8)
Special and contractual termination benefits	-	2.1	-	2.5
Net periodic benefit cost	$3.1	$5.3	$6.2	$6.4

	Other Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$0.2	$0.7	$0.5	$1.4
Interest cost	4.0	4.6	8.0	9.2
Amortized gain	(0.4)	(0.7)	(0.7)	(1.2)
Amortized prior service credit	(0.7)	(1.6)	(1.5)	(3.3)
Curtailment	-	(17.4)	-	(20.5)
Special and contractual termination benefits	-	(0.7)	-	(0.7)
Net periodic benefit cost (credit)	$3.1	$(15.1)	$6.3	$(15.1)

  We contributed $25.2 million to our pension trusts in the six months ended June 30, 2010, which represents substantially all of our 2010 pension funding requirements.  We expect our net cash outlay for other postretirement benefit obligations in 2010, net of GM cost sharing, to be approximately $15 million.

9.	PRODUCT WARRANTIES

  We record a liability for estimated warranty obligations at the dates our product are sold.  These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims.  We adjust the liability as necessary.

  The following table provides a reconciliation of changes in the product warranty liability:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Beginning balance	$2.0	$2.5	$2.1	$2.6
Accruals	0.2	-	0.4	0.1
Settlements	(0.1)	-	(0.2)	(0.1)
Adjustment to prior period accruals	(0.1)	(0.3)	(0.2)	(0.4)
Foreign currency translation and other	-	0.2	(0.1)	0.2
Ending balance	$2.0	$2.4	$2.0	$2.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INCOME TAXES

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

  Income tax expense was $2.4 million in the second quarter of 2010 and $4.4 million in the first six months of 2010 as compared to $6.5 million in the second quarter of 2009 and $2.3 million in the first six months of 2009.  Our effective income tax rate was 8.4% in the second quarter of 2010 and 9.5% in the first six months of 2010 as compared to negative 2.3% in the second quarter of 2009 and negative 0.7% in the first six months of 2009.  Our income tax expense and effective tax rate for the three and six months ended June 30, 2010 and 2009 reflected the effect of recording a valuation allowance against income tax benefits on U.S. losses.

  In the first quarter of 2010, we received a $48.8 million refund as a result of the Worker, Homeownership and Business Act of 2009 which extended our 2008 net operating loss carryback period to 2003.

          As a result of the Patient Protection and Affordable Care Act of 2010, our deferred tax asset decreased by approximately $11 million.  As we have previously recorded a valuation allowance against our U.S. deferred tax assets, there was no net impact to income tax expense or our net deferred tax assets.

11.	COMPREHENSIVE INCOME (LOSS)

  Comprehensive income (loss) consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Net income (loss)	$25.3	$(288.7)	$41.5	$(321.4)
Defined benefit plans, net of tax	(0.3)	(25.4)	2.0	(15.4)
Foreign currency translation adjustments, net of tax	(2.8)	22.0	(8.0)	22.4
Change in derivatives, net of tax	0.1	4.4	0.1	6.8
Comprehensive income (loss)	$22.3	$(287.7)	$35.6	$(307.6)
Net loss attributable to the noncontrolling interests	0.1	0.1	0.2	0.1
Foreign currency translation adjustments related to noncontrolling interests	(0.1)	-	-	(0.2)
Comprehensive income (loss) attributable to AAM	$22.3	$(287.6)	$35.8	$(307.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	EARNINGS (LOSS) PER SHARE (EPS)

  The following table sets forth the computation of our basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$25.4	$(288.6)	$41.7	$(321.3)

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	71.5	55.5	71.5	55.5

Effect of dilutive securities
Dilutive stock-based compensation	0.1	-	0.1	-
Dilutive warrants	2.9	-	2.9	-

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	74.5	55.5	74.5	55.5

Basic EPS	$0.36	$(5.20)	$0.58	$(5.79)

Diluted EPS	$0.34	$(5.20)	$0.56	$(5.79)

 There were no potentially dilutive shares as of June 30, 2009.

 Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices.  The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 4.8 million at June 30, 2010 and 6.0 million at June 30, 2009.  The ranges of exercise prices related to the excluded exercisable stock options were $10.08 - $40.83 at June 30, 2010 and $2.81 - $40.83 at June 30, 2009.

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

Condensed Consolidating Statements of Operations
Three months ended, June 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Net sales
External	$-	$136.7	$422.9	$-	$559.6
Intercompany	-	7.4	45.1	(52.5)	-
Total net sales	-	144.1	468.0	(52.5)	559.6
Cost of goods sold	-	134.0	379.2	(52.5)	460.7
Gross profit	-	10.1	88.8	-	98.9
Selling, general and administrative expenses	-	44.5	4.0	-	48.5
Operating income (loss)	-	(34.4)	84.8	-	50.4
Non-operating expense, net	-	(22.0)	(0.7)	-	(22.7)
Income (loss) before income taxes	-	(56.4)	84.1	-	27.7
Income tax expense	-	0.5	1.9	-	2.4
Earnings from equity in subsidiaries	25.4	62.5	-	(87.9)	-
Net income before royalties and dividends	25.4	5.6	82.2	(87.9)	25.3
Royalties and dividends	-	19.8	(19.8)	-	-
Net income after royalties and dividends	25.4	25.4	62.4	(87.9)	25.3
Net loss attributable to noncontrolling interest	-	-	0.1	-	0.1
Net income attributable to AAM	$25.4	$25.4	$62.5	$(87.9)	$25.4
2009
Net sales
External	$-	$111.5	$134.1	$-	$245.6
Intercompany	-	5.4	14.8	(20.2)	-
Total net sales	-	116.9	148.9	(20.2)	245.6
Cost of goods sold	-	269.9	211.0	(20.2)	460.7
Gross loss	-	(153.0)	(62.1)	-	(215.1)
Selling, general and administrative expenses	-	43.5	2.0	-	45.5
Operating loss	-	(196.5)	(64.1)	-	(260.6)
Non-operating expense, net	-	(20.1)	(1.5)	-	(21.6)
Loss before income taxes	-	(216.6)	(65.6)	-	(282.2)
Income tax expense (benefit)	-	7.3	(0.8)	-	6.5
Loss from equity in subsidiaries	(288.6)	(69.8)	-	358.4	-
Net loss before royalties and dividends	(288.6)	(293.7)	(64.8)	358.4	(288.7)
Royalties and dividends	-	5.1	(5.1)	-	-
Net loss after royalties and dividends	(288.6)	(288.6)	(69.9)	358.4	(288.7)
Net loss attributable to noncontrolling interest	-	-	0.1	-	0.1
Net loss attributable to AAM	$(288.6)	$(288.6)	$(69.8)	$358.4	$(288.6)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Six months ended, June 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Net sales
External	$-	$255.0	$826.5	$-	$1,081.5
Intercompany	-	14.4	84.5	(98.9)	-
Total net sales	-	269.4	911.0	(98.9)	1,081.5
Cost of goods sold	-	262.7	731.5	(98.9)	895.3
Gross profit	-	6.7	179.5	-	186.2
Selling, general and administrative expenses	-	86.3	7.5	-	93.8
Operating income (loss)	-	(79.6)	172.0	-	92.4
Non-operating expense, net	-	(44.5)	(2.0)	-	(46.5)
Income (loss) before income taxes	-	(124.1)	170.0	-	45.9
Income tax expense	-	0.2	4.2	-	4.4
Earnings from equity in subsidiaries	41.7	127.5	-	(169.2)	-
Net income before royalties and dividends	41.7	3.2	165.8	(169.2)	41.5
Royalties and dividends	-	38.5	(38.5)	-	-
Net income after royalties and dividends	41.7	41.7	127.3	(169.2)	41.5
Net loss attributable to noncontrolling interest	-	-	0.2	-	0.2
Net income attributable to AAM	$41.7	$41.7	$127.5	$(169.2)	$41.7
2009
Net sales
External	$-	$293.1	$354.9	$-	$648.0
Intercompany	-	13.0	43.2	(56.2)	-
Total net sales	-	306.1	398.1	(56.2)	648.0
Cost of goods sold	-	457.7	434.5	(56.2)	836.0
Gross loss	-	(151.6)	(36.4)	-	(188.0)
Selling, general and administrative expenses	-	84.6	4.7	-	89.3
Operating loss	-	(236.2)	(41.1)	-	(277.3)
Non-operating expense, net	-	(40.8)	(1.0)	-	(41.8)
Loss before income taxes	-	(277.0)	(42.1)	-	(319.1)
Income tax expense	-	1.6	0.7	-	2.3
Loss from equity in subsidiaries	(321.3)	(57.4)	-	378.7	-
Net loss before royalties and dividends	(321.3)	(336.0)	(42.8)	378.7	(321.4)
Royalties and dividends	-	14.7	(14.7)	-	-
Net loss after royalties and dividends	(321.3)	(321.3)	(57.5)	378.7	(321.4)
Net loss attributable to noncontrolling interest	-	-	0.1	-	0.1
Net loss attributable to AAM	$(321.3)	$(321.3)	$(57.4)	$378.7	$(321.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
June 30, 2010
Assets
Current assets
Cash and cash equivalents	$-	$56.1	$182.6	$-	$238.7
Short-term investments	-	-	2.8	-	2.8
Accounts receivable, net	-	29.3	143.1	-	172.4
Inventories, net	-	30.4	86.2	-	116.6
Other current assets	-	32.1	33.1	-	65.2
Total current assets	-	147.9	447.8	-	595.7
Property, plant and equipment, net	-	270.8	651.8	-	922.6
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	294.7	66.9	-	361.6
Investment in subsidiaries	-	846.6	-	(846.6)	-
Total assets	$-	$1,560.0	$1,314.3	$(846.6)	$2,027.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$82.2	$205.4	$-	$287.6
Accrued expenses and other current liabilities	-	206.1	70.3	-	276.4
Total current liabilities	-	288.3	275.7	-	564.0
Intercompany payable (receivable)	319.9	(389.3)	69.4	-	-
Long-term debt	0.4	969.8	42.4	-	1,012.6
Investment in subsidiaries obligation	200.2	-	-	(200.2)	-
Other long-term liabilities	-	891.4	80.1	-	971.5
Total liabilities	520.5	1,760.2	467.6	(200.2)	2,548.1
Total AAM stockholders’ equity (deficit)	(520.5)	(200.2)	846.6	(646.4)	(520.5)
Noncontrolling interest in subsidiaries	-	-	0.1	-	0.1
Total stockholders’ equity (deficit)	(520.5)	(200.2)	846.7	(646.4)	(520.4)
Total liabilities and stockholders’ equity (deficit)	$-	$1,560.0	$1,314.3	$(846.6)	$2,027.7

December 31, 2009
Assets
Current assets
Cash and cash equivalents	$-	$80.6	$97.5	$-	$178.1
Short-term investments	-	1.4	2.8	-	4.2
Accounts receivable, net	-	10.9	118.8	-	129.7
Inventories, net	-	22.8	67.8	-	90.6
Other current assets	-	86.4	27.6	-	114.0
Total current assets	-	202.1	314.5	-	516.6
Property, plant and equipment, net	-	272.8	673.9	-	946.7
Goodwill	-	-	147.8	-	147.8
Other assets and deferred charges	-	304.8	70.9	-	375.7
Investment in subsidiaries	-	725.9	-	(725.9)	-
Total assets	$-	$1,505.6	$1,207.1	$(725.9)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$59.4	$141.5	$-	$200.9
Accrued expenses and other current liabilities	-	185.1	59.5	-	244.6
Total current liabilities	-	244.5	201.0	-	445.5
Intercompany payable (receivable)	318.8	(470.1)	151.3	-	-
Long-term debt	0.4	1,029.4	41.6	-	1,071.4
Investment in subsidiaries obligation	241.0	-	-	(241.0)	-
Other long-term liabilities	-	942.8	87.0	-	1,029.8
Total liabilities	560.2	1,746.6	480.9	(241.0)	2,546.7
Total AAM stockholders’ equity (deficit)	(560.2)	(241.0)	725.9	(484.9)	(560.2)
Noncontrolling interest in subsidiaries	-	-	0.3	-	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	726.2	(484.9)	(559.9)
Total liabilities and shareholders’ equity (deficit)	$-	$1,505.6	$1,207.1	$(725.9)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Operating activities
Net cash provided by (used in) operating activities	$-	$(32.4)	$197.3	$-	$164.9
Investing activities
Purchases of property, plant and equipment	-	(12.5)	(24.4)	-	(36.9)
Purchase buyouts of leased equipment	-	(7.4)	-	-	(7.4)
Redemption of short-term investments	-	1.6	-	-	1.6
Proceeds from sale of equipment	-	1.1	0.1	-	1.2
Net cash used in investing activities	-	(17.2)	(24.3)	-	(41.5)
Financing activities
Net debt activity	-	(59.6)	2.1	-	(57.5)
Intercompany activity	1.3	86.9	(88.2)	-	-
Debt issuance costs	-	(2.2)	-	-	(2.2)
Purchase of treasury stock	(1.3)	-	-	-	(1.3)
Net cash provided by (used in) financing activities	-	25.1	(86.1)	-	(61.0)
Effect of exchange rate changes on cash	-	-	(1.8)	-	(1.8)
Net increase (decrease) in cash and cash equivalents	-	(24.5)	85.1	-	60.6
Cash and cash equivalents at beginning of period	-	80.6	97.5	-	178.1
Cash and cash equivalents at end of period	$-	$56.1	$182.6	$-	$238.7

2009
Operating activities
Net cash provided by (used in) operating activities	$-	$(60.3)	$33.9	$-	$(26.4)
Investing activities
Purchases of property, plant and equipment	-	(32.1)	(48.9)	-	(81.0)
Redemption of short-term investments	-	5.9	60.1	-	66.0
Investment in joint venture	-	-	(10.2)	-	(10.2)
Proceeds from sale of equipment	-	0.5	-	-	0.5
Net cash provided by (used in) investing activities	-	(25.7)	1.0	-	(24.7)
Financing activities
Net debt activity	-	132.5	(8.9)	-	123.6
Intercompany activity	0.1	(62.1)	62.0	-	-
Debt issuance costs	-	(2.7)	-	-	(2.7)
Purchase of treasury stock	(0.1)	-	-	-	(0.1)
Net cash provided by financing activities	-	67.7	53.1	-	120.8
Effect of exchange rate changes on cash	-	-	3.9	-	3.9
Net increase (decrease) in cash and cash equivalents	-	(18.3)	91.9	-	73.6
Cash and cash equivalents at beginning of period	-	54.6	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$36.3	$236.1	$-	$272.4

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

Condensed Consolidating Statements of Operations
Three months ended June 30, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net sales
External	$-	$136.7	$46.1	$376.8	$-	$559.6
Intercompany	-	7.4	40.2	4.9	(52.5)	-
Total net sales	-	144.1	86.3	381.7	(52.5)	559.6
Cost of goods sold	-	134.0	86.3	292.9	(52.5)	460.7
Gross profit	-	10.1	-	88.8	-	98.9
Selling, general and administrative expenses	-	44.5	-	4.0	-	48.5
Operating income (loss)	-	(34.4)	-	84.8	-	50.4
Non-operating income (expense), net	-	(22.0)	0.1	(0.8)	-	(22.7)
Income (loss) before income taxes	-	(56.4)	0.1	84.0	-	27.7
Income tax expense	-	0.5	-	1.9	-	2.4
Earnings (loss) from equity in subsidiaries	25.4	62.5	(8.6)	-	(79.3)	-
Net income (loss) before royalties and dividends	25.4	5.6	(8.5)	82.1	(79.3)	25.3
Royalties and dividends	-	19.8	-	(19.8)	-	-
Net income (loss) after royalties and dividends	25.4	25.4	(8.5)	62.3	(79.3)	25.3
Net loss attributable to noncontrolling interest	-	-	-	0.1	-	0.1
Net income (loss) attributable to AAM	$25.4	$25.4	$(8.5)	$62.4	$(79.3)	$25.4

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2009
Net sales
External	$-	$111.5	$28.8	$105.3	$-	$245.6
Intercompany	-	5.4	11.9	2.9	(20.2)	-
Total net sales	-	116.9	40.7	108.2	(20.2)	245.6
Cost of goods sold	-	269.9	78.4	132.6	(20.2)	460.7
Gross loss	-	(153.0)	(37.7)	(24.4)	-	(215.1)
Selling, general and administrative expenses	-	43.5	-	2.0	-	45.5
Operating loss	-	(196.5)	(37.7)	(26.4)	-	(260.6)
Non-operating expense, net	-	(20.1)	(0.1)	(1.4)	-	(21.6)
Loss before income taxes	-	(216.6)	(37.8)	(27.8)	-	(282.2)
Income tax expense (benefit)	-	7.3	-	(0.8)	-	6.5
Earnings (loss) from equity in subsidiaries	(288.6)	(69.8)	(21.2)	-	379.6	-
Net income (loss) before royalties and dividends	(288.6)	(293.7)	(59.0)	(27.0)	379.6	(288.7)
Royalties and dividends	-	5.1	-	(5.1)	-	-
Net income (loss) after royalties and dividends	(288.6)	(288.6)	(59.0)	(32.1)	379.6	(288.7)
Net loss attributable to noncontrolling interest	-	-	-	0.1	-	0.1
Net income (loss) attributable to AAM	$(288.6)	$(288.6)	$(59.0)	$(32.0)	$379.6	$(288.6)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Six months ended June 30, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net sales
External	$-	$255.0	$93.3	$733.2	$-	$1,081.5
Intercompany	-	14.4	77.2	7.3	(98.9)	-
Total net sales	-	269.4	170.5	740.5	(98.9)	1,081.5
Cost of goods sold	-	262.7	164.5	567.0	(98.9)	895.3
Gross profit	-	6.7	6.0	173.5	-	186.2
Selling, general and administrative expenses	-	86.3	-	7.5	-	93.8
Operating income (loss)	-	(79.6)	6.0	166.0	-	92.4
Non-operating income (expense), net	-	(44.5)	0.2	(2.2)	-	(46.5)
Income (loss) before income taxes	-	(124.1)	6.2	163.8	-	45.9
Income tax expense	-	0.2	-	4.2	-	4.4
Earnings (loss) from equity in subsidiaries	41.7	127.5	(16.2)	-	(153.0)	-
Net income (loss) before royalties and dividends	41.7	3.2	(10.0)	159.6	(153.0)	41.5
Royalties and dividends	-	38.5	-	(38.5)	-	-
Net income (loss) after royalties and dividends	41.7	41.7	(10.0)	121.1	(153.0)	41.5
Net loss attributable to noncontrolling interest	-	-	-	0.2	-	0.2
Net income (loss) attributable to AAM	$41.7	$41.7	$(10.0)	$121.3	$(153.0)	$41.7

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2009
Net sales
External	$-	$293.1	$63.9	$291.0	$-	$648.0
Intercompany	-	13.0	34.7	8.5	(56.2)	-
Total net sales	-	306.1	98.6	299.5	(56.2)	648.0
Cost of goods sold	-	457.7	136.8	297.7	(56.2)	836.0
Gross profit (loss)	-	(151.6)	(38.2)	1.8	-	(188.0)
Selling, general and administrative expenses	-	84.6	-	4.7	-	89.3
Operating loss	-	(236.2)	(38.2)	(2.9)	-	(277.3)
Non-operating expense, net	-	(40.8)	(1.1)	0.1	-	(41.8)
Loss before income taxes	-	(277.0)	(39.3)	(2.8)	-	(319.1)
Income tax expense	-	1.6	-	0.7	-	2.3
Loss from equity in subsidiaries	(321.3)	(57.4)	(26.6)	-	405.3	-
Net loss before royalties and dividends	(321.3)	(336.0)	(65.9)	(3.5)	405.3	(321.4)
Royalties and dividends	-	14.7	-	(14.7)	-	-
Net loss after royalties and dividends	(321.3)	(321.3)	(65.9)	(18.2)	405.3	(321.4)
Net loss attributable to noncontrolling interest	-	-	-	0.1	-	0.1
Net loss attributable to AAM	$(321.3)	$(321.3)	$(65.9)	$(18.1)	$405.3	$(321.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
June 30, 2010
Assets
Current assets
Cash and cash equivalents	$-	$56.1	$-	$182.6	$-	$238.7
Short-term investments	-	-	-	2.8	-	2.8
Accounts receivable, net	-	29.3	27.3	115.8	-	172.4
Inventories, net	-	30.4	21.9	64.3	-	116.6
Other current assets	-	32.1	3.3	29.8	-	65.2
Total current assets	-	147.9	52.5	395.3	-	595.7
Property, plant and equipment, net	-	270.8	91.7	560.1	-	922.6
Goodwill	-	-	147.8	-	-	147.8
Other assets and deferred charges	-	294.7	15.3	51.6	-	361.6
Investment in subsidiaries	-	846.6	5.7	-	(852.3)	-
Total assets	$-	$1,560.0	$313.0	$1,007.0	$(852.3)	$2,027.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$82.2	$34.5	$170.9	$-	$287.6
Other current liabilities	-	206.1	4.7	65.6	-	276.4
Total current liabilities	-	288.3	39.2	236.5	-	564.0
Intercompany payable (receivable)	319.9	(389.3)	258.5	(189.1)	-	-
Long-term debt	0.4	969.8	6.2	36.2	-	1,012.6
Investment in subsidiaries obligation	200.2	-	-	-	(200.2)	-
Other long-term liabilities	-	891.4	0.7	79.4	-	971.5
Total liabilities	520.5	1,760.2	304.6	163.0	(200.2)	2,548.1
Total AAM Stockholders’ equity (deficit)	(520.5)	(200.2)	8.4	843.9	(652.1)	(520.5)
Noncontrolling interests in subsidiaries	-	-	-	0.1	-	0.1
Total stockholders’ equity (deficit)	(520.5)	(200.2)	8.4	844.0	(652.1)	(520.4)
Total liabilities and stockholders’ equity (deficit)	$-	$1,560.0	$313.0	$1,007.0	$(852.3)	$2,027.7

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2009
Assets
Current assets
Cash and cash equivalents	$-	$80.6	$1.9	$95.6	$-	$178.1
Short-term investments	-	1.4	-	2.8	-	4.2
Accounts receivable, net	-	10.9	27.5	91.3	-	129.7
Inventories, net	-	22.8	16.8	51.0	-	90.6
Other current assets	-	86.4	1.4	26.2	-	114.0
Total current assets	-	202.1	47.6	266.9	-	516.6
Property, plant and equipment, net	-	272.8	101.2	572.7	-	946.7
Goodwill	-	-	147.8	-	-	147.8
Other assets and deferred charges	-	304.8	14.5	56.4	-	375.7
Investment in subsidiaries	-	725.9	13.4	-	(739.3)	-
Total assets	$-	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$-	$59.4	$26.0	$115.5	$-	$200.9
Other current liabilities	-	185.1	3.7	55.8	-	244.6
Total current liabilities	-	244.5	29.7	171.3	-	445.5
Intercompany payable (receivable)	318.8	(470.1)	262.7	(111.4)	-	-
Long-term debt	0.4	1,029.4	6.3	35.3	-	1,071.4
Investment in subsidiaries obligation	241.0	-	-		(241.0)	-
Other long-term liabilities	-	942.8	0.7	86.3	-	1,029.8
Total liabilities	560.2	1,746.6	299.4	181.5	(241.0)	2,546.7
Total AAM Stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.2	(498.3)	(560.2)
Noncontrolling interests in subsidiaries	-	-	-	0.3	-	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.5	(498.3)	(559.9)
Total liabilities and stockholders’ equity (deficit)	$-	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, (in millions)
2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(32.4)	$19.5	$177.8	$-	$164.9
Investing activities
Purchases of property, plant and equipment	-	(12.5)	0.2	(24.6)	-	(36.9)
Redemption of short-term investments	-	1.6	-	-	-	1.6
Purchase buyouts of leased equipment	-	(7.4)	-	-	-	(7.4)
Proceeds from sale of equipment	-	1.1	0.1	-	-	1.2
Net cash provided by (used in) investing activities	-	(17.2)	0.3	(24.6)	-	(41.5)
Financing activities
Net debt activity	-	(59.6)	(0.1)	2.2	-	(57.5)
Intercompany activity	1.3	86.9	(21.6)	(66.6)	-	-
Debt issuance costs	-	(2.2)	-	-	-	(2.2)
Purchase of treasury stock	(1.3)	-	-	-	-	(1.3)
Net cash provided by (used in) financing activities	-	25.1	(21.7)	(64.4)	-	(61.0)
Effect of exchange rate changes on cash	-	-	-	(1.8)	-	(1.8)
Net increase (decrease) in cash and cash equivalents	-	(24.5)	(1.9)	87.0	-	60.6
Cash and cash equivalents at beginning of period	-	80.6	1.9	95.6	-	178.1
Cash and cash equivalents at end of period	$-	$56.1	$-	$182.6	$-	$238.7

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$-	$(60.3)	$8.0	$25.9	$-	$(26.4)
Investing activities
Purchases of property, plant and equipment	-	(32.1)	(20.5)	(28.4)	-	(81.0)
Redemption of short-term investments	-	5.9	-	60.1	-	66.0
Investment in joint venture	-	-	(10.2)	-		(10.2)
Proceeds from sale of equipment	-	0.5	-	-	-	0.5
Net cash provided by (used in) investing activities	-	(25.7)	(30.7)	31.7	-	(24.7)
Financing activities
Net debt activity	-	132.5	(0.1)	(8.8)	-	123.6
Intercompany activity	0.1	(62.1)	22.8	39.2	-	-
Debt issuance costs	-	(2.7)	-	-	-	(2.7)
Purchase of treasury stock	(0.1)		-	-	-	(0.1)
Net cash provided by financing activities	-	67.7	22.7	30.4	-	120.8
Effect of exchange rate changes on cash	-	-	-	3.9	-	3.9
Net increase (decrease) in cash and cash equivalents	-	(18.3)	-	91.9	-	73.6
Cash and cash equivalents at beginning of period	-	54.6	-	144.2	-	198.8
Cash and cash equivalents at end of period	$-	$36.3	$-	$236.1	$-	$272.4

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

We are the principal supplier of driveline components to General Motors LLC for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 76% of our total net sales in the first six months of 2010 and 2009 as compared to 78% for the full-year 2009.

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

We are also the principal supplier of driveline system products for the Chrysler LLC’s heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler were approximately 10% of our total net sales in the first six months of 2010 as compared to 9% for the first six months of 2009 and 8% for the full-year 2009.

 In addition to GM and Chrysler, we supply driveline systems and other related components to PACCAR Inc., Volkswagen, Harley-Davidson, Deere & Company, Tata Motors, Mack Truck, Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Hino Motors Ltd. and  Jatco Ltd.  Our net sales to customers other than GM and Chrysler were $155.1 million in the first six months of 2010 as compared to $96.0 million in the first six months of 2009.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

 Net Sales  Net sales increased to $559.6 million in the second quarter of 2010 as compared to $245.6 million in the second quarter of 2009.  Sales in the second quarter of 2009 reflected the adverse impact of extended production shutdowns at GM and Chrysler, which was estimated at $203.6 million.

         As compared to the second quarter of 2009, our sales in the second quarter of 2010 reflect an increase of approximately 143% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.  These increases reflect the impact of the stabilization of general economic conditions, the improving market conditions in the automotive industry and the impact of the extended production shutdowns in the second quarter of 2009.  The increase in sales also reflects the favorable impact of recent new product launches, many of which support passenger car and crossover vehicle platforms.

 Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) was $1,408 in the second quarter of 2010 as compared to $1,401 in the second quarter of 2009.  Our 4WD/AWD penetration rate on these vehicle programs was 63.2% in the second quarter of 2010 as compared to 61.1% in the second quarter of 2009.

 Gross Profit (Loss)  Gross profit increased to $98.9 million in the second quarter of 2010 as compared to a gross loss of $215.1 million in the second quarter of 2009.  Gross margin increased to 17.7% in the second quarter of 2010 as compared to negative 87.6% in the second quarter of 2009.  The increase in gross profit (loss) and gross margin in the second quarter of 2010, as compared to the second quarter of 2009, reflects lower special charges, the positive impact of an increase in sales and continued structural cost reductions.  The increase also reflects the adverse impact of the extended production shutdowns at GM and Chrysler on gross profit (loss) and gross margin in the second quarter of 2009, which we estimated to be $65.7 million.  Gross profit in the second quarter of 2010 includes net special charges of $1.7 million related to $8.7 million of asset impairment and related charges at our Salem Manufacturing Facility, net of $7.0 million of adjustments to previously recorded estimates for supplemental unemployment benefits (SUB) and idled leased asset accruals.

 Gross loss in the second quarter of 2009 included $190.8 million in special charges and other non-recurring operating costs, which primarily relate to asset impairments, indirect inventory obsolescence, idled leased assets and the acceleration of Buydown Program expense.

   Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $48.5 million or 8.7% of net sales in the second quarter of 2010 as compared to $45.5 million or 18.5% of net sales in the second quarter of 2009.  The increase in SG&A in the second quarter of 2010 reflects higher profit sharing accruals and other incentive compensation expense due to increased profitability, partially offset by structural cost reductions and lower professional fees related to restructuring actions.  SG&A in the second quarter of 2009 included special charges related to salaried workforce reductions of $1.0 million.  R&D was $18.6 million in the second quarter of 2010 as compared to $17.0 million in the second quarter of 2009.

 Operating Income (Loss)  Operating income (loss) was income of $50.4 million in the second quarter of 2010 as compared to a loss of $260.6 million in the second quarter of 2009.  Operating margin was 9.0% in the second quarter of 2010 as compared to negative 106.1% in the second quarter of 2009.  The changes in operating income (loss) and operating margin were due to factors discussed in Gross Profit and SG&A above.

 Interest Expense  Interest expense was $22.6 million in the second quarter of 2010 as compared to $19.7 million in the second quarter of 2009.  The increase in interest expense primarily reflects higher interest rates in the second quarter of 2010 as compared to the second quarter of 2009.

         The weighted-average interest rate of our long-term debt outstanding was 8.2% in the second quarter of 2010 as compared to 6.8% in the second quarter of 2009.

 Investment Income  Investment income was $0.6 million in the second quarter of 2010 as compared to $1.0 million in the second quarter of 2009.  The decrease in investment income is a result of lower average cash balances in the second quarter of 2010 as compared to the second quarter of 2009.

 Income Tax Expense  Income tax expense was $2.4 million in the second quarter of 2010 as compared to $6.5 million in the second quarter of 2009.  Our effective income tax rate was 8.4% in the second quarter of 2010 as compared to negative 2.3% in the second quarter of 2009.  Our income tax expense and effective tax rate in the second quarter of 2010 and 2009 reflect the effect of recording a valuation allowance against income tax benefits on U.S. losses.

 Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net income (loss) attributable to AAM was income of $25.4 million in the second quarter of 2010 as compared to a loss of $288.6 million in the second quarter of 2009.  Diluted EPS was $0.34 in the second quarter of 2010 as compared to a loss of $5.20 in the second quarter of 2009.  Net income (loss) attributable to AAM and EPS for the second quarters of 2010 and 2009 were primarily impacted by the factors discussed in Gross Profit above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

 Net Sales  Net sales were $1,081.5 million in the first six months of 2010 as compared to $648.0 million in the first six months of 2009.  The adverse impact of extended production shutdowns at GM and Chrysler on net sales in the first six months of 2009 was estimated at $203.6 million.

 As compared to the first six months of 2009, our sales in the first six months of 2010 reflect an increase of approximately 66% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.  These increases reflect the impact of the stabilization of general economic conditions, the improving market conditions in the automotive industry and the impact of the extended production shutdowns in the second quarter of 2009.  The increase in sales also reflects the favorable impact of recent new product launches, many of which support passenger car and crossover vehicle platforms.

  Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) was $1,399 in the first six months of 2010 as compared to $1,416 in the first six months of 2009.  The change is primarily due to a change in the billing process for consigned components for the Dodge Ram program, partially offset by higher metal market adjustments.  Our 4WD/AWD penetration rate was 63.6% in the first six months of 2010 as compared to 61.6% in the first six months of 2009.

Gross Profit (Loss)  Gross profit increased to $186.2 million in the first six months of 2010 as compared to a loss of $188.0 million in the first six months of 2009.  Gross margin was 17.2% in the first six months of 2010 as compared to negative 29.0% in the first six months of 2009.  The increase in gross profit (loss) and gross margin in the first six months of 2010 as compared to the first six months of 2009 reflects lower special charges, the positive impact of an increase in sales and continued structural cost reductions.  We estimated the adverse impact of the extended production shutdowns at GM and Chrysler on gross profit (loss) and gross margin in the first six months of 2009 was $65.7 million.

 Gross profit in the first six months of 2010 includes the adverse impact of an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex (DMC) to another AAM facility for which we recorded a charge of $5.3 million for wages and benefits owed to certain UAW represented associates at the DMC.  Gross profit in the first six months of 2010 also includes net special charges of $1.7 million related to $8.7 million of asset impairment and related charges at our Salem Manufacturing Facility, net of $7.0 million of adjustments to previously recorded estimates for SUB and idled leased asset accruals.

 Gross profit (loss) in the first six months of 2009 included $203.1 million in special charges and other non-recurring operating costs, which primarily relate to asset impairments, indirect inventory obsolescence, idled leased assets and the acceleration of Buydown Program expense.

 Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $93.8 million or 8.7% of net sales in the first six months of 2010 as compared to $89.3 million or 13.8% of net sales in the first six months of 2009.  The increase in SG&A in the first half of 2010 reflects higher profit sharing accruals and other incentive compensation expense due to increased profitability, partially offset by structural cost reductions and lower professional fees related to restructuring actions.  SG&A in the first six months of 2009 included special charges of $2.0 million related to salaried workforce reductions.  R&D was $37.7 million in the first six months of 2010 as compared to $35.7 million in the first six months of 2009.

 Operating Income (Loss)  Operating income (loss) was income of $92.4 million in the first six months of 2010 as compared to a loss of $277.3 million in the first six months of 2009.  Operating margin was 8.5% in the first six months of 2010 as compared to negative 42.8% in the first six months of 2009.  The changes in operating income (loss) and operating margin were due to factors discussed in Gross Profit and SG&A above.

 Interest Expense  Interest expense was $45.3 million in the first six months of 2010 as compared to $40.1 million in the first six months of 2009.  The increase in interest expense primarily reflects higher interest rates in the first half of 2010 as compared to the first half of 2009.

 The weighted-average interest rate of our long-term debt outstanding was 8.2% in the first six months of 2010 as compared to 6.9% in the first six months of 2009.

 Investment Income  Investment income was $1.0 million in the first six months of 2010 as compared to $2.0 million in the first six months of 2009.  The decrease in investment income is a result of lower average cash balances in the first half of 2010 as compared to the first half of 2009.

 Income Tax Expense  Income tax expense was $4.4 million in the first six months of 2010 as compared to $2.3 million in the first six months of 2009.  Our effective income tax rate was 9.5% in the first six months of 2010 as compared to negative 0.7% in the first six months of 2009.  Our income tax expense and effective tax rate in the first six months of 2010 and 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses.

 Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net income (loss) attributable to AAM was income of $41.7 million in the first six months of 2010 as compared to a loss of $321.3 million in the first six months of 2009.  Diluted earnings (loss) per share was $0.56 in the first six months of 2010 as compared to a loss of $5.79 in the first six months of 2009.  Net income (loss) attributable to AAM and EPS for the first six months of 2010 and 2009 were primarily impacted by the factors discussed in Gross Profit above.

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

 Operating Activities  Net cash provided by (used in) operating activities was net cash provided by operating activities of $164.9 million in the first six months of 2010 as compared to net cash used in operating activities of $26.4 million in the first six months of 2009.  The following factors affected cash provided by (used in) operating activities:

          Higher sales activity and working capital  The increase in cash provided by operating activities reflects an increase in sales and production activity in 2010.  Our cash flow from operations benefited in the first six months of 2010 from the favorable impact of our expedited payment terms with GM that were implemented as part of the Settlement and Commercial Agreement dated September 16, 2009.  We have also benefited in the first half of 2010 from the normalization of payment terms with suppliers that required accelerated payment terms in 2009.  This has assisted in offsetting the impact of higher inventory balances and non-GM accounts receivables in the first half of 2010.

          We estimated the adverse impact of the extended production shutdowns on our cash flow from operating activities in the first half of 2009 was in the range of $30 million to $35 million.

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

         Pension and Other Postretirement Benefits  (OPEB) We contributed $25.2 million to our pension trusts in the first half of 2010 which represents substantially all of our 2010 pension funding requirements.  We expect our net cash outlay for other postretirement benefit obligations in 2010, net of GM cost sharing, to be approximately $15 million.

         Interest Paid  Interest paid in the first six months of 2010 was $20.3 million as compared to $38.0 million in the first six months of 2009.  We expect to make approximately $45 million of interest payments in the second half of 2010.

         Cash paid for special charges  In the first six months of 2010, we made cash payments of $22.5 million for special charges compared to $51.7 million in the first six months of 2009.  These cash payments primarily related to hourly and salaried workforce reductions initiated prior to 2010, including $12.4 million of pension contributions made in the first quarter of 2010  related to special termination benefit payments that were previously paid out of our pension trusts.  We expect to make payments of approximately $7 million in the second half of 2010, $10 million in 2011 and $5 million in 2012 related to the remaining restructuring accrual.  We expect to make between $15 million and $20 million of payments related to the Buydown Program in the second half of 2010.

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

 Investing Activities  Capital expenditures were $36.9 million in the first six months of 2010 as compared to $81.0 million in the first six months of 2009.  We expect our capital spending in 2010 to be approximately $100 million.  Capital expenditures in 2010 include support for our significant global program launches in 2010 and 2011 within our new business backlog.

 In 2008, certain money-market and other similar funds that we invest in temporarily suspended redemptions.  We received $1.6 million and $66.0 million of redemptions in the first six months of 2010 and 2009, respectively.

 In the first six months of 2010, we bought out $7.4 million of previously leased machinery and equipment.

 In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  We made an investment of $10.2 million related to the formation of this JV.

  Financing Activities  Net cash provided by (used in) financing activities was net cash used in financing activities of $61.0 million in the first six months of 2010 as compared to net cash provided by financing activities of $120.8 million in the first six months of 2009.  Total long-term debt outstanding decreased $58.8 million in the first six months of 2010 to $1,012.6 million as compared to $1,071.4 million at year-end 2009, primarily as a result of using cash flow from operations to pay down the amount outstanding under our Revolving Credit Facility as of December 31, 2009.

   At June 30, 2010, we had $262.5 million available under the Revolving Credit Facility.  This availability reflects a reduction of $33.8 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At June 30, 2010, $35.4 million was outstanding and $3.9 million was available under such agreements.

 We paid debt issuance costs of $2.2 million in the first six months of 2010 related to the amendments and restatements of our debt agreements in 2009.

  In the first half of 2010, we repurchased 0.1 million shares of AAM common stock for $1.3 million to satisfy employee tax withholding obligations due upon the vesting of our restricted stock grants.

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

        In July 2010, GM continued to operate seven of their nine assembly plants for the major products we support in North America during the traditional two-week shutdown period.

In 2009, GM had an extended summer production shutdown and Chrysler temporarily idled manufacturing operations during its bankruptcy.

LITIGATION AND ENVIRONMENTAL MATTERS

We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first six months of 2010, and we do not expect such expenditures to be significant for the remainder of 2010.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  At June 30, 2010, we had currency forward contracts with a notional amount of $25.1 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $2.5 million at June 30, 2010.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2010, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at June 30, 2010) on our long-term debt outstanding at June 30, 2010 would be approximately $0.3 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2010, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

     There were no material changes from the risk factors previously disclosed in our December 31, 2009 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       In the second quarter of 2010, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of certain individuals’ restricted stock.  The following table provides information about our equity security purchases during the quarter ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	898	$10.58	-	-
May 1, 2010 – May 31, 2010	-	-	-	-
June 1, 2010 – June 30, 2010	10,044	$8.60	-	-
Total	10,942	$8.76	-	-

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
July 30, 2010

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