Form 10-Q/A
period 2009-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2010-10-08
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (the “Form 10-Q/A”) is solely an exhibit filing amendment and amends our quarterly report on Form 10-Q for the period ended September 30, 2009, originally filed on October 30, 2009.  We are filing this Form 10-Q/A solely to include a revised Exhibit 10.62.  In addition, we are also including Exhibits 31.3 and 31.4, as required by the rules applicable to the filing of this Form 10-Q/A.  No revisions have been made to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
October 8, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.62†	Settlement and Commercial Agreement dated as of September 16, 2009, between American Axle & Manufacturing, Inc. and General Motors Company(1)
31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act(2)
31.2	Certification of Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act(2)
31.3	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act(1)
31.4	Certification of Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act(1)
32.1
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

†
Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Previously filed.