Form 10-Q
period 2010-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2010-10-29
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 27, 2010, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 71,382,344 shares.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

			Page Number

FORWARD-LOOKING STATEMENTS			1

Part I		FINANCIAL INFORMATION	2

	Item 1	Financial Statements	2
		Condensed Consolidated Statements of Operations	2
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Cash Flows	4
		Notes to Condensed Consolidated Financial Statements	5

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4	Controls and Procedures	33

Part II		OTHER INFORMATION	34

	Item 1A	Risk Factors	34

	Item 6	Exhibits	34

		Signatures	35

		Exhibit Index	36

		Ex. 10.51 Confidential Settlement Agreement and General Release dated July 2, 2010 between American Axle & Manufacturing, Inc. and Patrick S. Lancaster
		Ex. 31.1 Certification - CEO - Rule 13a-14(a)
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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	global economic conditions;

•	our ability to comply with the definitive terms and conditions of various commercial and financing arrangements with General Motors Company (GM);

•	reduced purchases of our products by GM, Chrysler Group LLC (Chrysler) or other customers;

•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers’ and suppliers’ availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except per share data)

Net sales	$618.2	$409.6	$1,699.7	$1,057.6

Cost of goods sold	504.3	321.1	1,399.6	1,157.1

Gross profit (loss)	113.9	88.5	300.1	(99.5)

Selling, general and administrative expenses	53.2	44.0	147.0	133.3

Operating income (loss)	60.7	44.5	153.1	(232.8)

Interest expense	(22.1)	(20.3)	(67.4)	(60.4)

Investment income	0.4	0.8	1.4	2.8

Other income (expense), net	0.5	0.1	(1.7)	(3.6)

Income (loss) before income taxes	39.5	25.1	85.4	(294.0)

Income tax expense	0.8	5.5	5.2	7.8

Net income (loss)	38.7	19.6	80.2	(301.8)

Net loss attributable to the noncontrolling interests	0.1	—	0.3	0.1

Net income (loss) attributable to AAM	$38.8	$19.6	$80.5	$(301.7)

Basic earnings (loss) per share	$0.54	$0.35	$1.13	$(5.83)

Diluted earnings (loss) per share	$0.52	$0.35	$1.08	$(5.83)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$240.2	$178.1
Short-term investments	2.8	4.2
Accounts receivable, net	188.9	129.7
Inventories, net	124.9	90.6
Prepaid expenses and other current assets	77.2	114.0
Total current assets	634.0	516.6

Property, plant and equipment, net	922.6	946.7
Goodwill	147.8	147.8
GM postretirement cost sharing asset	214.4	219.9
Other assets and deferred charges	152.6	155.8
Total assets	$2,071.4	$1,986.8

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$311.6	$200.9
Accrued compensation and benefits	112.9	98.9
Deferred revenue	80.3	76.1
Accrued expenses and other current liabilities	67.3	69.6
Total current liabilities	572.1	445.5

Long-term debt	1,011.0	1,071.4
Deferred revenue	136.4	189.7
Postretirement benefits and other long-term liabilities	821.0	840.1
Total liabilities	2,540.5	2,546.7

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	587.0	579.9
Accumulated deficit	(821.2)	(901.7)
Treasury stock at cost, 5.5 million shares as of September 30, 2010 and
5.4 million shares as of December 31, 2009	(176.1)	(174.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(101.5)	(101.8)
Foreign currency translation adjustments	41.0	37.4
Unrecognized gain on derivatives	0.9	—
Total AAM stockholders' deficit	(469.1)	(560.2)
Noncontrolling interest in subsidiaries	—	0.3
Total stockholders’ deficit	(469.1)	(559.9)
Total liabilities and stockholders' deficit	$2,071.4	$1,986.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)
Operating activities
Net income (loss)	$80.2	$(301.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	98.1	102.8
Asset impairments and related indirect inventory obsolescence	8.7	151.6
Deferred income taxes	0.3	(2.9)
Stock-based compensation	7.0	10.9
Pensions and other postretirement benefits, net of contributions	(13.4)	(65.2)
Loss on retirement of equipment and held-for-sale assets, net	2.2	1.1
Changes in operating assets and liabilities
Accounts receivable	(57.6)	97.4
Inventories	(33.6)	22.0
Accounts payable and accrued expenses	122.3	(71.4)
Deferred revenue	(49.3)	40.1
Other assets and liabilities	28.6	(4.3)
Net cash provided by (used in) operating activities	193.5	(19.7)

Investing activities
Purchases of property, plant and equipment	(61.7)	(115.5)
Purchase buyouts of leased equipment	(7.8)	—
Investment in joint venture	—	(10.2)
Proceeds from sale of equipment	1.2	0.5
Redemption of short-term investments	1.6	68.0
Net cash used in investing activities	(66.7)	(57.2)

Financing activities
Net short-term borrowings (repayments) under revolving credit facilities	(60.0)	38.5
Payments of long-term debt and capital lease obligations	(6.7)	(10.3)
Proceeds from issuance of long-term debt	5.9	4.6
Debt issuance costs	(2.2)	(18.2)
Proceeds from issuance of GM warrants	—	30.3
Repurchase of treasury stock	(1.3)	(0.3)
Employee stock option exercises	—	1.0
Net cash provided by (used in) financing activities	(64.3)	45.6

Effect of exchange rate changes on cash	(0.4)	5.6

Net increase (decrease) in cash and cash equivalents	62.1	(25.7)

Cash and cash equivalents at beginning of period	178.1	198.8

Cash and cash equivalents at end of period	$240.2	$173.1

Supplemental cash flow information
Interest paid	$61.9	$67.0
Income taxes paid (refunds received)	$(43.5)	$3.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

2. RESTRUCTURING ACTIONS

A summary of the restructuring related activity for the nine months ended September 30, 2010 is shown below (in millions):

	One-time		Indirect	Asset	Contract
	Termination	Asset	Inventory	Retirement	Related
	Benefits	Impairments	Obsolescence	Obligations	Costs	Total
Accrual as of December 31, 2009	$8.0	$—	$—	$1.3	$21.3	$30.6
Charges	—	8.4	0.3	0.1	—	8.8
Cash utilization	(3.7)	—	—	—	(5.3)	(9.0)
Non-cash utilization	—	(8.4)	(0.3)	—	—	(8.7)
Accrual adjustments	(0.4)	—	—	—	(2.1)	(2.5)
Accrual as of September 30, 2010	$3.9	$—	$—	$1.4	$13.9	$19.2

In the second quarter of 2010, we recorded asset impairment charges and indirect inventory obsolescence of $8.7 million as a result of the announced closure of our Salem Manufacturing Facility.

In 2010, we adjusted our operating plans and revised certain sourcing arrangements.  As a result, we elected to buy out and utilize certain leased assets that were previously determined to be permanently idled.  In the second quarter of 2010, we paid $3.4 million to purchase these leased assets and recorded a reduction of cost of goods sold of $2.0 million to adjust the accrual that was originally recorded when these assets were idled.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We expect to make payments of approximately $4 million in the fourth quarter of 2010, $10 million in 2011 and $5 million in 2012 related to the remaining restructuring accrual.

3. SUPPLEMENTAL UNEMPLOYMENT BENEFITS

In conjunction with the 2008 labor agreements with the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), we accrued $18.0 million in 2008 related to supplemental unemployment benefits (SUB) to be paid to permanently idled associates during the contract period that expires in February 2012.

In 2010, we reached resolution with the UAW on an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex to another AAM facility.  As a result, we concluded that we no longer expect any of our remaining UAW represented associates related to the 2008 labor agreements to be permanently idled for the remainder of the contract period.  Therefore, we revised our previous estimate of our SUB liability.  In the second quarter of 2010, we recorded a reduction of cost of goods sold of $5.0 million to adjust the remaining SUB accrual based on these revised estimates.

4. INVENTORIES

We state our inventories at the lower of cost or market.  The cost of worldwide inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(in millions)

Raw materials and work-in-progress	$134.6	$101.3
Finished goods	20.3	23.0
Gross inventories	154.9	124.3
Inventory valuation reserves	(30.0)	(33.7)
Inventories, net	$124.9	$90.6

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
	(in millions)

Revolving Credit Facility	$—	$60.0
9.25% Notes, net of discount	420.1	419.6
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.9	249.9
2.00% Convertible Notes	0.4	0.4
Foreign credit facilities	33.7	34.1
Capital lease obligations	6.9	7.4
Long-term debt	$1,011.0	$1,071.4

As of September 30, 2010, the Revolving Credit Facility provided up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of such revolving bank financing commitments through June 2013.  At September 30, 2010, we had $267.8 million available under the Revolving Credit Facility.  This availability reflects a reduction of $28.5 million for standby letters of credit issued against the facility.

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

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2010, $33.7 million was outstanding under these facilities and an additional $0.5 million was available.

The weighted-average interest rate of our long-term debt outstanding at September 30, 2010 was 8.2% and 8.3% as of December 31, 2009.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of September 30, 2010, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$121.1	$121.1	$77.0	$77.0	Level 1
Short-term investments	2.8	2.8	4.2	4.2	Level 2
Prepaid expenses and other current assets
Currency forward contracts	0.9	0.9	—	—	Level 2

In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  We received $1.6 million in redemptions from these funds in the nine months ended September 30, 2010.  As of September 30, 2010, we have classified the fair value of the remaining investments of $2.8 million as short-term investments on our Condensed Consolidated Balance Sheet.  We expect to receive the remaining balance of our current holdings in these funds within the next 12 months.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$60.0	$57.0	Level 2
9.25% Notes	420.1	459.0	419.6	433.5	Level 2
7.875% Notes	300.0	291.0	300.0	258.0	Level 2
5.25% Notes	249.9	232.5	249.9	212.5	Level 2

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

	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in the Second Quarter of 2010
Balance Sheet Classification
Property, plant and equipment, net	$—	$7.6
Other assets and deferred charges	—	0.8

In the third quarter of 2010, we classified certain administrative and engineering facilities located in Detroit, Michigan as held-for-sale and wrote these assets down to their estimated fair value using available market data. As a result, we recorded a loss of $4.8 million in the third quarter of 2010, of which $3.0 million was recorded to selling, general and administrative expenses and $1.8 million was recorded to cost of goods sold. We reclassified $0.6 million from property, plant and equipment, net to other assets and deferred charges on our Condensed Consolidated Balance Sheet as of September 30, 2010. The following table summarizes the loss on remeasurement of long-lived assets held-for-sale measured at fair value on a nonrecurring basis subsequent to initial recognition (in millions):

	Fair Value Measurements using Level 3 Inputs	Loss on Remeasurement Recorded in the Third Quarter of 2010
Balance Sheet Classification
Other assets and deferred charges	$0.6	$4.8

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of September 30, 2010, we have forward contracts outstanding with a notional amount of $23.9 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.  There were no currency forward contracts in place as of December 31, 2009.

Interest rate hedges  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2010 and December 31, 2009, no interest rate hedges were in place.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income (loss) from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified				Gain Expected to be
	Gain (Loss)	Three Months Ended		Nine Months Ended		Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income (Loss)	2010	2009	2010	2009	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.1	$(1.6)	$0.1	$(6.2)	$0.9
Interest rate hedges	Interest Expense	—	(1.0)	—	(3.0)	—

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$1.2	$1.1	$3.7	$3.8
Interest cost	9.3	8.8	27.8	26.6
Expected asset return	(8.0)	(7.3)	(24.0)	(22.7)
Amortized loss	0.6	0.2	1.8	0.8
Curtailment	—	0.6	—	(1.2)
Special and contractual termination benefits	—	—	—	2.5
Net periodic benefit cost	$3.1	$3.4	$9.3	$9.8

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$0.2	$0.5	$0.7	$1.9
Interest cost	4.1	4.5	12.1	13.7
Amortized gain	(0.3)	(0.5)	(1.0)	(1.7)
Amortized prior service credit	(0.8)	(1.3)	(2.3)	(4.6)
Curtailment	—	(42.9)	—	(63.4)
Special and contractual termination benefits	—	—	—	(0.7)
Net periodic benefit cost (credit)	$3.2	$(39.7)	$9.5	$(54.8)

We contributed $25.5 million to our pension trusts in the nine months ended September 30, 2010, which represents substantially all of our 2010 pension funding requirements.  We expect our net cash outlay for other postretirement benefit obligations in 2010, net of GM cost sharing, to be approximately $15 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Beginning balance	$2.0	$2.4	$2.1	$2.6
Accruals	0.3	0.1	0.8	0.2
Settlements	(0.2)	(0.2)	(0.4)	(0.3)
Adjustment to prior period accruals	—	—	(0.3)	(0.4)
Foreign currency translation and other	0.1	(0.1)	—	0.1
Ending balance	$2.2	$2.2	$2.2	$2.2

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

Income tax expense was $0.8 million in the three months ended September 30, 2010 and $5.2 million in the first nine months of 2010 as compared to $5.5 million in the three months ended September 30, 2009 and $7.8 million in the first nine months of 2009.  Our effective income tax rate was 2.0% in the third quarter of 2010 and 6.1% in the first nine months of 2010 as compared to 22.0% in the third quarter of 2009 and negative 2.7% in the first nine months of 2009.  Our income tax expense and effective tax rate for the three and nine months ended September 30, 2010 and 2009 reflected the effect of recording a valuation allowance against income tax benefits on U.S. losses. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in the three and nine months ended September 30, 2010 attributable to the monetization of alternative minimum tax and research and development credits.  We will receive this tax refund during the fourth quarter of 2010. Our income tax expense and effective tax rate in the third quarter of 2009 reflects the effect of increasing our contingent tax liabilities by $4.8 million as a result of our quarterly analysis of uncertain tax positions.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Net income (loss)	$38.7	$19.6	$80.2	$(301.8)
Defined benefit plans, net of tax	(1.7)	(70.7)	0.3	(86.1)
Foreign currency translation adjustments, net of tax	11.5	11.8	3.6	34.3
Change in derivatives, net of tax	0.8	1.9	0.9	8.7
Comprehensive income (loss)	$49.3	$(37.4)	$85.0	$(344.9)
Net loss attributable to noncontrolling interests	0.1	—	0.3	0.1
Foreign currency translation adjustments related to noncontrolling interests	—	—	—	(0.3)
Comprehensive income (loss) attributable to AAM	$49.4	$(37.4)	$85.3	$(345.1)

12. EARNINGS (LOSS) PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$38.8	$19.6	$80.5	$(301.7)

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	71.4	55.4	71.5	51.8

Effect of dilutive securities
Dilutive stock-based compensation	0.1	—	0.1	—
Dilutive GM warrants	2.8	0.4	2.9	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	74.3	55.8	74.5	51.8

Basic EPS	$0.54	$0.35	$1.13	$(5.83)

Diluted EPS	$0.52	$0.35	$1.08	$(5.83)

Basic and diluted loss per share are the same for the nine months ended September 30, 2009 because the effect of 0.1 million potentially dilutive GM warrants would have been antidilutive.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 4.8 million at September 30, 2010 and 5.8 million at September 30, 2009. The ranges of exercise prices related to the excluded exercisable stock options were $10.08 - $40.83 at September 30, 2010 and $2.81 - $40.83 at September 30, 2009.

13. SUBSEQUENT EVENT

On October 1, 2010, we formed a joint venture with Saab Automobile AB (Saab).  The new company, e-AAM Driveline Systems AB (e-AAM), will engineer, develop and commercialize electric all-wheel-drive and hybrid driveline systems for passenger cars and crossover vehicles.  e-AAM systems will be designed to improve fuel efficiency, reduce CO2 emissions and provide all-wheel-drive capability utilizing torque vectoring for vehicle stability. AAM is the majority owner, owning 67% of the shares in this joint venture while Saab owns the remaining 33%.

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

Condensed Consolidating Statements of Operations
Three months ended, September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Net sales
External	$—	$191.5	$426.7	$—	$618.2
Intercompany	—	6.4	48.2	(54.6)	—
Total net sales	—	197.9	474.9	(54.6)	618.2
Cost of goods sold	—	178.8	380.1	(54.6)	504.3
Gross profit	—	19.1	94.8	—	113.9
Selling, general and administrative expenses	—	48.6	4.6	—	53.2
Operating income (loss)	—	(29.5)	90.2	—	60.7
Non-operating expense, net	—	(22.0)	0.8	—	(21.2)
Income (loss) before income taxes	—	(51.5)	91.0	—	39.5
Income tax expense (benefit)	—	(1.1)	1.9	—	0.8
Earnings from equity in subsidiaries	38.8	70.0	—	(108.8)	—
Net income before royalties and dividends	38.8	19.6	89.1	(108.8)	38.7
Royalties and dividends	—	19.2	(19.2)	—	—
Net income after royalties and dividends	38.8	38.8	69.9	(108.8)	38.7
Net loss attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to AAM	$38.8	$38.8	$70.0	$(108.8)	$38.8
2009
Net sales
External	$—	$116.3	$293.3	$—	$409.6
Intercompany	—	5.6	29.7	(35.3)	—
Total net sales	—	121.9	323.0	(35.3)	409.6
Cost of goods sold	—	85.4	271.0	(35.3)	321.1
Gross income	—	36.5	52.0	—	88.5
Selling, general and administrative expenses	—	41.2	2.8	—	44.0
Operating income (loss)	—	(4.7)	49.2	—	44.5
Non-operating income (expense), net	—	(21.0)	1.6	—	(19.4)
Income (loss) before income taxes	—	(25.7)	50.8	—	25.1
Income tax expense (benefit)	—	(0.3)	5.8	—	5.5
Earnings from equity in subsidiaries	19.6	31.4	—	(51.0)	—
Net income before royalties and dividends	19.6	6.0	45.0	(51.0)	19.6
Royalties and dividends	—	13.6	(13.6)	—	—
Net income after royalties and dividends	19.6	19.6	31.4	(51.0)	19.6
Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to AAM	$19.6	$19.6	$31.4	$(51.0)	$19.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine months ended, September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Net sales
External	$—	$446.5	$1,253.2	$—	$1,699.7
Intercompany	—	20.8	132.8	(153.6)	—
Total net sales	—	467.3	1,386.0	(153.6)	1,699.7
Cost of goods sold	—	441.5	1,111.7	(153.6)	1,399.6
Gross profit	—	25.8	274.3	—	300.1
Selling, general and administrative expenses	—	135.0	12.0	—	147.0
Operating income (loss)	—	(109.2)	262.3	—	153.1
Non-operating expense, net	—	(66.5)	(1.2)	—	(67.7)
Income (loss) before income taxes	—	(175.7)	261.1	—	85.4
Income tax expense (benefit)	—	(0.9)	6.1	—	5.2
Earnings from equity in subsidiaries	80.5	197.6	—	(278.1)	—
Net income before royalties and dividends	80.5	22.8	255.0	(278.1)	80.2
Royalties and dividends	—	57.7	(57.7)	—	—
Net income after royalties and dividends	80.5	80.5	197.3	(278.1)	80.2
Net loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net income attributable to AAM	$80.5	$80.5	$197.6	$(278.1)	$80.5
2009
Net sales
External	$—	$409.5	$648.1	$—	$1,057.6
Intercompany	—	18.5	73.0	(91.5)	—
Total net sales	—	428.0	721.1	(91.5)	1,057.6
Cost of goods sold	—	543.1	705.5	(91.5)	1,157.1
Gross profit (loss)	—	(115.1)	15.6	—	(99.5)
Selling, general and administrative expenses	—	125.8	7.5	—	133.3
Operating income (loss)	—	(240.9)	8.1	—	(232.8)
Non-operating income (expense), net	—	(61.8)	0.6	—	(61.2)
Income (loss) before income taxes	—	(302.7)	8.7	—	(294.0)
Income tax expense	—	1.3	6.5	—	7.8
Loss from equity in subsidiaries	(301.7)	(26.0)	—	327.7	—
Net income (loss) before royalties and dividends	(301.7)	(330.0)	2.2	327.7	(301.8)
Royalties and dividends	—	28.3	(28.3)	—	—
Net loss after royalties and dividends	(301.7)	(301.7)	(26.1)	327.7	(301.8)
Net loss attributable to noncontrolling interests	—	—	0.1	—	0.1
Net loss attributable to AAM	$(301.7)	$(301.7)	$(26.0)	$327.7	$(301.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
September 30, 2010
Assets
Current assets
Cash and cash equivalents	$—	$70.8	$169.4	$—	$240.2
Short-term investments	—	—	2.8	—	2.8
Accounts receivable, net	—	27.5	161.4	—	188.9
Inventories, net	—	32.2	92.7	—	124.9
Prepaid expense and other current assets	—	42.0	35.2	—	77.2
Total current assets	—	172.5	461.5	—	634.0
Property, plant and equipment, net	—	260.2	662.4	—	922.6
Goodwill	—	—	147.8	—	147.8
Other assets and deferred charges	—	298.1	68.9	—	367.0
Investment in subsidiaries	—	928.5	—	(928.5)	—
Total assets	$—	$1,659.3	$1,340.6	$(928.5)	$2,071.4
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$90.3	$221.3	$—	$311.6
Accrued expenses and other current liabilities	—	188.6	71.9	—	260.5
Total current liabilities	—	278.9	293.2	—	572.1
Intercompany payable (receivable)	320.0	(318.6)	(1.4)	—	—
Long-term debt	0.4	970.0	40.6	—	1,011.0
Investment in subsidiaries obligation	148.7	—	—	(148.7)	—
Other long-term liabilities	—	877.7	79.7	—	957.4
Total liabilities	469.1	1,808.0	412.1	(148.7)	2,540.5
Total AAM stockholders’ equity (deficit)	(469.1)	(148.7)	928.5	(779.8)	(469.1)
Noncontrolling interest in subsidiaries	—	—	—	—	—
Total stockholders’ equity (deficit)	(469.1)	(148.7)	928.5	(779.8)	(469.1)
Total liabilities and stockholders’ equity (deficit)	$—	$1,659.3	$1,340.6	$(928.5)	$2,071.4

December 31, 2009
Assets
Current assets
Cash and cash equivalents	$—	$80.6	$97.5	$—	$178.1
Short-term investments	—	1.4	2.8	—	4.2
Accounts receivable, net	—	10.9	118.8	—	129.7
Inventories, net	—	22.8	67.8	—	90.6
Other current assets	—	86.4	27.6	—	114
Total current assets	—	202.1	314.5	—	516.6
Property, plant and equipment, net	—	272.8	673.9	—	946.7
Goodwill	—	—	147.8	—	147.8
Other assets and deferred charges	—	304.8	70.9	—	375.7
Investment in subsidiaries	—	725.9	—	(725.9)	—
Total assets	$—	$1,505.6	$1,207.1	$(725.9)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$59.4	$141.5	$—	$200.9
Accrued expenses and other current liabilities	—	185.1	59.5	—	244.6
Total current liabilities	—	244.5	201.0	—	445.5
Intercompany payable (receivable)	318.8	(470.1)	151.3	—	—
Long-term debt	0.4	1,029.4	41.6	—	1,071.4
Investment in subsidiaries obligation	241.0	—	—	(241.0)	—
Other long-term liabilities	—	942.8	87.0	—	1,029.8
Total liabilities	560.2	1,746.6	480.9	(241.0)	2,546.7
Total AAM stockholders’ equity (deficit)	(560.2)	(241.0)	725.9	(484.9)	(560.2)
Noncontrolling interest in subsidiaries	—	—	0.3	—	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	726.2	(484.9)	(559.9)
Total liabilities and stockholders’ equity (deficit)	~~$ —~~	$1,505.6	$1,207.1	$(725.9)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2010
Operating activities
Net cash provided by (used in) operating activities	$—	$(84.8)	$278.3	$—	$193.5
Investing activities
Purchases of property, plant and equipment	—	(20.7)	(41.0)	—	(61.7)
Proceeds from sale of equipment	—	1.1	0.1	—	1.2
Purchase buyouts of leased equipment	—	(7.8)	—	—	(7.8)
Redemptions of short-term investments	—	1.6	—	—	1.6
Net cash used in investing activities	—	(25.8)	(40.9)	—	(66.7)
Financing activities
Net debt activity	—	(59.4)	(1.4)	—	(60.8)
Intercompany activity	1.3	162.4	(163.7)	—	—
Debt issuance costs	—	(2.2)	—	—	(2.2)
Purchase of treasury stock	(1.3)	—	—	—	(1.3)
Net cash provided by (used in) financing activities	—	100.8	(165.1)	—	(64.3)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(9.8)	71.9	—	62.1
Cash and cash equivalents at beginning of period	—	80.6	97.5	—	178.1
Cash and cash equivalents at end of period	$—	$70.8	$169.4	$—	$240.2

2009
Operating activities
Net cash provided by (used in) operating activities	$—	$(98.5)	$78.8	$—	$(19.7)
Investing activities
Purchases of property, plant and equipment	—	(47.9)	(67.6)	—	(115.5)
Proceeds from sale of equipment	—	0.5	—	—	0.5
Redemption of short-term investments	—	7.9	60.1	—	68.0
Investment in joint venture	—	—	(10.2)	—	(10.2)
Net cash used in investing activites	—	(39.5)	(17.7)	—	(57.2)
Financing activities
Net debt activity	—	47.5	(14.7)	—	32.8
Intercompany activity	(30.0)	98.8	(68.8)	—	—
Debt issuance costs	—	(18.2)	—	—	(18.2)
Proceeds from issuance of GM warrants	30.3	—	—	—	30.3
Employee stock option exercises	—	1.0	—	—	1.0
Purchase of treasury stock	(0.3)	—	—	—	(0.3)
Net cash provided by (used in) financing activities	—	129.1	(83.5)	—	45.6
Effect of exchange rate changes on cash	—	—	5.6	—	5.6
Net decrease in cash and cash equivalents	—	(8.9)	(16.8)	—	(25.7)
Cash and cash equivalents at beginning of period	—	54.6	144.2	—	198.8
Cash and cash equivalents at end of period	$—	$45.7	$127.4	$—	$173.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – 9.25% NOTES

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

Condensed Consolidating Statements of Operations
Three months ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net sales
External	$—	$191.5	$49.1	$377.6	$—	$618.2
Intercompany	—	6.4	44.0	4.2	(54.6)	—
Total net sales	—	197.9	93.1	381.8	(54.6)	618.2
Cost of goods sold	—	178.8	83.4	296.7	(54.6)	504.3
Gross profit	—	19.1	9.7	85.1	—	113.9
Selling, general and administrative expenses	—	48.6	—	4.6	—	53.2
Operating income (loss)	—	(29.5)	9.7	80.5	—	60.7
Non-operating income (expense), net	—	(22.0)	—	0.8	—	(21.2)
Income (loss) before income taxes	—	(51.5)	9.7	81.3	—	39.5
Income tax expense (benefit)	—	(1.1)	—	1.9	—	0.8
Earnings (loss) from equity in subsidiaries	38.8	70.0	(4.5)	—	(104.3)	—
Net income before royalties and dividends	38.8	19.6	5.2	79.4	(104.3)	38.7
Royalties and dividends	—	19.2	—	(19.2)	—	—
Net income after royalties and dividends	38.8	38.8	5.2	60.2	(104.3)	38.7
Net loss attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income attributable to AAM	$38.8	$38.8	$5.2	$60.3	$(104.3)	$38.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2009
Net sales
External	$—	$116.3	$36.6	$256.7	$—	$409.6
Intercompany	—	5.6	27.9	1.8	(35.3)	—
Total net sales	—	121.9	64.5	258.5	(35.3)	409.6
Cost of goods sold	—	85.4	62.8	208.2	(35.3)	321.1
Gross profit	—	36.5	1.7	50.3	—	88.5
Selling, general and administrative expenses	—	41.2	—	2.8	—	44.0
Operating income (loss)	—	(4.7)	1.7	47.5	—	44.5
Non-operating income (expense), net	—	(21.0)	0.2	1.4	—	(19.4)
Income (loss) before income taxes	—	(25.7)	1.9	48.9	—	25.1
Income tax expense (benefit)	—	(0.3)	—	5.8	—	5.5
Earnings (loss) from equity in subsidiaries	19.6	31.4	(14.2)	—	(36.8)	—
Net income (loss) before royalties and dividends	19.6	6.0	(12.3)	43.1	(36.8)	19.6
Royalties and dividends	—	13.6	—	(13.6)	—	—
Net income (loss) after royalties and dividends	19.6	19.6	(12.3)	29.5	(36.8)	19.6
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to AAM	$19.6	$19.6	$(12.3)	$29.5	$(36.8)	$19.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine months ended September 30, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net sales
External	$—	$446.5	$142.4	$1,110.8	$—	$1,699.7
Intercompany	—	20.8	121.3	11.5	(153.6)	—
Total net sales	—	467.3	263.7	1,122.3	(153.6)	1,699.7
Cost of goods sold	—	441.5	248.0	863.7	(153.6)	1,399.6
Gross profit	—	25.8	15.7	258.6	—	300.1
Selling, general and administrative expenses	—	135.0	—	12.0	—	147.0
Operating income (loss)	—	(109.2)	15.7	246.6	—	153.1
Non-operating income (expense), net	—	(66.5)	0.1	(1.3)	—	(67.7)
Income (loss) before income taxes	—	(175.7)	15.8	245.3	—	85.4
Income tax expense (benefit)	—	(0.9)	—	6.1	—	5.2
Earnings (loss) from equity in subsidiaries	80.5	197.6	(20.5)	—	(257.6)	—
Net income (loss) before royalties and dividends	80.5	22.8	(4.7)	239.2	(257.6)	80.2
Royalties and dividends	—	57.7	—	(57.7)	—	—
Net income (loss) after royalties and dividends	80.5	80.5	(4.7)	181.5	(257.6)	80.2
Net loss attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net income (loss) attributable to AAM	$80.5	$80.5	$(4.7)	$181.8	$(257.6)	$80.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2009
Net sales
External	$—	$409.5	$100.5	$547.6	$—	$1,057.6
Intercompany	—	18.5	62.6	10.4	(91.5)	—
Total net sales	—	428.0	163.1	558.0	(91.5)	1,057.6
Cost of goods sold	—	543.1	199.6	505.9	(91.5)	1,157.1
Gross profit (loss)	—	(115.1)	(36.5)	52.1	—	(99.5)
Selling, general and administrative expenses	—	125.8	—	7.5	—	133.3
Operating income (loss)	—	(240.9)	(36.5)	44.6	—	(232.8)
Non-operating income (expense), net	—	(61.8)	(0.1)	0.7	—	(61.2)
Income (loss) before income taxes	—	(302.7)	(36.6)	45.3	—	(294.0)
Income tax expense	—	1.3	—	6.5	—	7.8
Loss from equity in subsidiaries	(301.7)	(26.0)	(41.6)	—	369.3	—
Net income (loss) before royalties and dividends	(301.7)	(330.0)	(78.2)	38.8	369.3	(301.8)
Royalties and dividends	—	28.3	—	(28.3)	—	—
Net income (loss) after royalties and dividends	(301.7)	(301.7)	(78.2)	10.5	369.3	(301.8)
Net loss attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income (loss) attributable to AAM	$(301.7)	$(301.7)	$(78.2)	$10.6	$369.3	$(301.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2010
Assets
Current assets
Cash and cash equivalents	$—	$70.8	$—	$169.4	$—	$240.2
Short-term investments	—	—	—	2.8	—	2.8
Accounts receivable, net	—	27.5	29.8	131.6	—	188.9
Inventories, net	—	32.2	25.1	67.6	—	124.9
Other current assets	—	42.0	2.3	32.9	—	77.2
Total current assets	—	172.5	57.2	404.3	—	634.0
Property, plant and equipment, net	—	260.2	90.6	571.8	—	922.6
Goodwill	—	—	147.8	—	—	147.8
Other assets and deferred charges	—	298.1	16.2	52.7	—	367.0
Investment in subsidiaries	—	928.5	31.5	—	(960.0)	—
Total assets	$—	$1,659.3	$343.3	$1,028.8	$(960.0)	$2,071.4
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$90.3	$40.5	$180.8	$—	$311.6
Other current liabilities	—	188.6	4.3	67.6	—	260.5
Total current liabilities	—	278.9	44.8	248.4	—	572.1
Intercompany payable (receivable)	320.0	(318.6)	266.8	(268.2)	—	—
Long-term debt	0.4	970.0	6.1	34.5	—	1,011.0
Investment in subsidiaries obligation	148.7	—	—	—	(148.7)	—
Other long-term liabilities	—	877.7	0.8	78.9	—	957.4
Total liabilities	469.1	1,808.0	318.5	93.6	(148.7)	2,540.5
Total AAM Stockholders’ equity (deficit)	(469.1)	(148.7)	24.8	935.2	(811.3)	(469.1)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(469.1)	(148.7)	24.8	935.2	(811.3)	(469.1)
Total liabilities and stockholders’ equity (deficit)	$—	$1,659.3	$343.3	$1,028.8	$(960.0)	$2,071.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2009
Assets
Current assets
Cash and cash equivalents	$—	$80.6	$1.9	$95.6	$—	$178.1
Short-term investments	—	1.4	—	2.8	—	4.2
Accounts receivable, net	—	10.9	27.5	91.3	—	129.7
Inventories, net	—	22.8	16.8	51.0	—	90.6
Other current assets	—	86.4	1.4	26.2	—	114.0
Total current assets	—	202.1	47.6	266.9	—	516.6
Property, plant and equipment, net	—	272.8	101.2	572.7	—	946.7
Goodwill	—	—	147.8	—	—	147.8
Other assets and deferred charges	—	304.8	14.5	56.4	—	375.7
Investment in subsidiaries	—	725.9	13.4	—	(739.3)	—
Total assets	$—	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$59.4	$26.0	$115.5	$—	$200.9
Other current liabilities	—	185.1	3.7	55.8	—	244.6
Total current liabilities	—	244.5	29.7	171.3	—	445.5
Intercompany payable (receivable)	318.8	(470.1)	262.7	(111.4)	—	—
Long-term debt	0.4	1,029.4	6.3	35.3	—	1,071.4
Investment in subsidiaries obligation	241.0	—	—	—	(241.0)	—
Other long-term liabilities	—	942.8	0.7	86.3	—	1,029.8
Total liabilities	560.2	1,746.6	299.4	181.5	(241.0)	2,546.7
Total AAM Stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.2	(498.3)	(560.2)
Noncontrolling interests in subsidiaries	—	—	—	0.3	—	0.3
Total stockholders’ equity (deficit)	(560.2)	(241.0)	25.1	714.5	(498.3)	(559.9)
Total liabilities and stockholders’ equity (deficit)	$—	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net cash provided by (used in) operating activities	$—	$(84.8)	$32.3	$246.0	$—	$193.5
Investing activities
Purchases of property, plant and equipment	—	(20.7)	(3.3)	(37.7)	—	(61.7)
Redemption of short-term investments	—	1.6	—	—	—	1.6
Purchase buyouts of leased equipment	—	(7.8)	—	—	—	(7.8)
Proceeds from sale of equipment	—	1.1	—	0.1	—	1.2
Net cash used in investing activities	—	(25.8)	(3.3)	(37.6)	—	(66.7)
Financing activities
Net debt activity	—	(59.4)	(0.1)	(1.3)	—	(60.8)
Intercompany activity	1.3	162.4	(30.8)	(132.9)	—	—
Debt issuance costs	—	(2.2)	—	—	—	(2.2)
Purchase of treasury stock	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	—	100.8	(30.9)	(134.2)	—	(64.3)
Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(9.8)	(1.9)	73.8	—	62.1
Cash and cash equivalents at beginning of period	—	80.6	1.9	95.6	—	178.1
Cash and cash equivalents at end of period	$—	$70.8	$—	$169.4	$—	$240.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2009
Net cash provided by (used in) operating activities	$—	$(98.5)	$(10.4)	$89.2	$—	$(19.7)
Investing activities
Purchases of property, plant and equipment	—	(47.9)	(7.8)	(59.8)	—	(115.5)
Redemption of short-term investments	—	7.9	—	60.1	—	68.0
Investment in joint venture	—	—	(10.2)	—	—	(10.2)
Proceeds from sale of equipment	—	0.5	—	—	—	0.5
Net cash provided by (used in) investing activities	—	(39.5)	(18.0)	0.3	—	(57.2)
Financing activities
Net debt activity	—	47.5	(0.2)	(14.5)	—	32.8
Intercompany activity	(30.0)	98.8	32.6	(101.4)	—	—
Debt issuance costs	—	(18.2)	—	—	—	(18.2)
Proceeds from stock option exercises, including tax benefit	—	1.0	—	—	—	1.0
Proceeds from issuance of GM warrants	30.3	—	—	—	—	30.3
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Net cash provided by (used in) financing activities	—	129.1	32.4	(115.9)	—	45.6
Effect of exchange rate changes on cash	—	—	—	5.6	—	5.6
Net increase (decrease) in cash and cash equivalents	—	(8.9)	4.0	(20.8)	—	(25.7)
Cash and cash equivalents at beginning of period	—	54.6	—	144.2	—	198.8
Cash and cash equivalents at end of period	$—	$45.7	$4.0	$123.4	$—	$173.1

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 76% of our total net sales in the first nine months of 2010 as compared to 78% for the first nine months of 2009 and for the full-year 2009.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler were approximately 9% of our total net sales in the first nine months of 2010 as compared to 7% for the first nine months of 2009 and 8% for the full-year 2009.

In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Scania AB, PACCAR Inc., Harley-Davidson Inc., Deere & Company, Tata Motors, Mack Trucks Inc., Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies.  Our net sales to customers other than GM and Chrysler were $259.0 million in the first nine months of 2010 as compared to $149.4 million in the first nine months of 2009.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Net Sales  Net sales increased to $618.2 million in the third quarter of 2010 as compared to $409.6 million in the third quarter of 2009.  Sales in the third quarter of 2009 reflected the adverse impact of extended production shutdowns at GM and Chrysler, which was estimated at $100.6 million. As compared to the third quarter of 2009, our sales in the third quarter of 2010 reflect an increase of approximately 40% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.  These increases reflect the impact of the stabilization of general economic conditions, the improving market conditions in the automotive industry and the impact of the extended production shutdowns in the third quarter of 2009.  The increase in sales also reflects the favorable impact of recent new product launches, many of which support passenger car and crossover vehicle platforms.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) was $1,458 in the third quarter of 2010 as compared to $1,396 in the third quarter of 2009.  The increase is primarily due to higher metal market pass throughs and our support of the next generation of heavy-duty trucks for GM, which launched in June 2010, partially offset by a change in the billing process for consigned components for the Dodge Ram program. Our 4WD/AWD penetration rate on these vehicle programs was 62.3% in the third quarter of 2010 as compared to 65.4% in the third quarter of 2009.

Gross Profit   Gross profit increased to $113.9 million in the third quarter of 2010 as compared to $88.5 million in the third quarter of 2009.  Gross margin was 18.4% in the third quarter of 2010 as compared to 21.6% in the third quarter of 2009.  The increase in gross profit in the third quarter of 2010, as compared to the third quarter of 2009, reflects the positive impact of an increase in sales and continued structural cost reductions.  The increase also reflects the adverse impact of the extended production shutdowns at GM and Chrysler on gross profit in the third quarter of 2009, which we estimated to be $29.3 million.

Gross profit in the third quarter of 2009 included a net gain of $42.3 million for the curtailment of certain pension and other postretirement benefits (OPEB). These curtailments primarily related to hourly UAW-represented associates at our original U.S. locations who elected to accelerate their remaining BDP payments and terminate employment with AAM in 2009. Gross profit in the third quarter of 2009 also included $6.6 million of special charges and other non-recurring operating costs, which primarily related to plant closure costs, the redeployment of assets to support capacity utilization initiatives and estimated postemployment benefits to be paid to associates in our European operations.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $53.2 million or 8.6% of net sales in the third quarter of 2010 as compared to $44.0 million or 10.7% of net sales in the third quarter of 2009.  R&D was $21.2 million in the third quarter of 2010 as compared to $15.1 million in the third quarter of 2009. The increase in SG&A in the third quarter of 2010 reflects increased R&D spending and higher profit sharing accruals and other incentive compensation expense due to increased profitability, partially offset by lower professional fees related to restructuring actions.  SG&A in the third quarter of 2010 included a $3.0 million write down of administrative and engineering facilities located in Detroit, Michigan. SG&A in the third quarter of 2009 included special charges related to salaried workforce reductions of $0.7 million.  In addition, in the third quarter of 2009, we incurred $5.7 million of professional fees related to restructuring actions.

Operating Income  Operating income was $60.7 million in the third quarter of 2010 as compared to $44.5 million in the third quarter of 2009.  Operating margin was 9.8% in the third quarter of 2010 as compared to 10.9% in the third quarter of 2009.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense  Interest expense was $22.1 million in the third quarter of 2010 as compared to $20.3 million in the third quarter of 2009.  The increase in interest expense primarily reflects higher interest rates in the third quarter of 2010 as compared to the third quarter of 2009.

The weighted-average interest rate of our long-term debt outstanding was 8.0% in the third quarter of 2010 as compared to 6.9% in the third quarter of 2009.

Investment Income  Investment income was $0.4 million in the third quarter of 2010 as compared to $0.8 million in the third quarter of 2009.  The decrease in investment income is a result of lower returns on cash balances in the third quarter of 2010 as compared to the third quarter of 2009.

Other Income, net Other income, net, which includes the net effect of foreign exchange gains and losses and equity in net income of our unconsolidated affiliate, was $0.5 million in the third quarter of 2010 as compared to $0.1 million in the third quarter of 2009.

Income Tax Expense  Income tax expense was $0.8 million in the third quarter of 2010 as compared to $5.5 million in the third quarter of 2009.  Our effective income tax rate was 2.0% in the third quarter of 2010 as compared to 21.9% in the third quarter of 2009.  Our income tax expense and effective tax rate in the third quarter of 2010 and 2009 reflect the effect of recording a valuation allowance against income tax benefits on U.S. losses. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in the third quarter of 2010 attributable to the monetization of alternative minimum tax and research and development credits.  We will receive this tax refund during the fourth quarter of 2010. Our income tax expense and effective tax rate in the third quarter of 2009 reflects the effect of increasing our contingent tax liabilities by $4.8 million as a result of our quarterly analysis of uncertain tax positions.

Net Income Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income attributable to AAM was $38.8 million in the third quarter of 2010 as compared to $19.6 million in the third quarter of 2009. Diluted EPS was $0.52 in the third quarter of 2010 as compared to $0.35 in the third quarter of 2009. Net income attributable to AAM and EPS for the third quarters of 2010 and 2009 were primarily impacted by the factors discussed in Net Sales, Gross Profit, Interest Expense and Income Tax Expense above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Net Sales  Net sales increased to $1,699.7 million in the first nine months of 2010 as compared to $1,057.6 million in the first nine months of 2009. Sales in the first nine months of 2009 reflected the adverse impact of extended production shutdowns at GM and Chrysler, which was estimated at $304.3 million. As compared to the first nine months of 2009, our sales in the first nine months of 2010 reflect an increase of approximately 56% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.  These increases reflect the impact of the stabilization of general economic conditions, the improving market conditions in the automotive industry and the impact of the extended production shutdowns in the third quarter of 2009.  The increase in sales also reflects the favorable impact of recent new product launches, many of which support passenger car and crossover vehicle platforms.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM’s North American light truck platforms and the Dodge Ram program) increased to $1,420 in the first nine months of 2010 as compared to $1,408 in the first nine months of 2009.  The increase is primarily due to higher metal market pass throughs and our support of the next generation of heavy-duty trucks for GM, which launched in June 2010, partially offset by a change in the billing process for consigned components for the Dodge Ram program.  Our 4WD/AWD penetration rate was 63.1% in the first nine months of 2010 and 2009.

Gross Profit (Loss)  Gross profit increased to $300.1 million in the first nine months of 2010 as compared to a loss of $99.5 million in the first nine months of 2009.  Gross margin was 17.7% in the first nine months of 2010 as compared to negative 9.4% in the first nine months of 2009.  The increase in gross profit and gross margin in the first nine months of 2010 as compared to the first nine months of 2009 reflects lower special charges, the positive impact of an increase in sales and continued structural cost reductions.  The increase also reflects the adverse impact of the extended production shutdowns at GM and Chrysler on gross loss and gross margin in the first nine months of 2009, which we estimated to be $95.0 million.

Gross profit in the first nine months of 2010 includes the adverse impact of an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex (DMC) to another AAM facility for which we recorded a charge of $5.3 million for wages and benefits owed to certain UAW represented associates at the DMC.  Gross profit in the first nine months of 2010 also includes net special charges of $1.7 million related to $8.7 million of asset impairment and related charges at our Salem Manufacturing Facility, net of $7.0 million of adjustments to previously recorded estimates for SUB and idled leased asset accruals.

Gross loss in the first nine months of 2009 included $166.4 million in net special charges and other non-recurring operating costs, which primarily relate to asset impairments, indirect inventory obsolescence, idled leased assets and the acceleration of Buydown Program expense. These net special charges also include gains related to the curtailment of certain pension and OPEB primarily related to associates at our original U.S. locations who elected to accelerate their remaining BDP payments and terminate employment with AAM in 2009.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $147.0 million or 8.6% of net sales in the first nine months of 2010 as compared to $133.3 million or 12.6% of net sales in the first nine months of 2009.  R&D was $58.9 million in the first nine months of 2010 as compared to $50.7 million in the first nine months of 2009. The increase in SG&A in the first nine months of 2010 reflects increased R&D spending and higher profit sharing accruals and other incentive compensation expense due to increased profitability, partially offset by lower professional fees related to restructuring actions.  SG&A in the first nine months of 2010 included a $3.0 million write down of administrative and engineering facilities located in Detroit, Michigan. SG&A in the first nine months of 2009 included special charges of $2.7 million related to salaried workforce reductions.  In addition, we incurred $9.6 million of professional fees related to restructuring actions in the first nine months of 2009.

Operating Income (Loss)  Operating income (loss) was income of $153.1 million in the first nine months of 2010 as compared to a loss of $232.8 million in the first nine months of 2009.  Operating margin was 9.0% in the first nine months of 2010 as compared to negative 22.0% in the first nine months of 2009.  The changes in operating income (loss) and operating margin were due to factors discussed in Gross Profit (Loss) and SG&A above.

Interest Expense  Interest expense was $67.4 million in the first nine months of 2010 as compared to $60.4 million in the first nine months of 2009.  The increase in interest expense primarily reflects higher interest rates in the first nine months of 2010 as compared to the first nine months of 2009.

The weighted-average interest rate of our long-term debt outstanding was 8.2% in the first nine months of 2010 as compared to 6.9% in the first nine months of 2009.

Investment Income  Investment income was $1.4 million in the first nine months of 2010 as compared to $2.8 million in the first nine months of 2009.  The decrease in investment income is primarily a result of lower average cash balances in the first nine months of 2010 as compared to the first nine months of 2009.

Other Expense, net Other expense, net, which includes the net effect of foreign exchange gains and losses and equity in net income of our unconsolidated affiliate, was $1.7 million in the first nine months of 2010 as compared to $3.6 million in the first nine months of 2009.

Income Tax Expense  Income tax expense was $5.2 million in the first nine months of 2010 as compared to $7.8 million in the first nine months of 2009.  Our effective income tax rate was 6.1% in the first nine months of 2010 as compared to negative 2.7% in the first nine months of 2009.  Our income tax expense and effective tax rate in the first nine months of 2010 and 2009 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in the first nine months of 2010 attributable to the monetization of alternative minimum tax and research and development credits.  We will receive this tax refund during the fourth quarter of 2010. Our income tax expense and effective tax rate in the first nine months of 2009 reflects the effect of increasing our contingent tax liabilities by $4.8 million as a result of our quarterly analysis of uncertain tax positions.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS)  Net income (loss) attributable to AAM was income of $80.5 million in the first nine months of 2010 as compared to a loss of $301.7 million in the first nine months of 2009.  Diluted earnings (loss) per share was $1.08 in the first nine months of 2010 as compared to a loss of $5.83 in the first nine months of 2009.  Net income (loss) attributable to AAM and EPS for the first nine months of 2010 and 2009 were primarily impacted by the factors discussed in Net Sales, Gross Profit (Loss), Interest Expense and Income Tax Expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, pension plan obligations and our working capital investments.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2010, net cash provided by operating activities was $193.5 million as compared to net cash used in operating activities of $19.7 million in the first nine months of 2009.

The increase in cash provided by operating activities is primarily related to higher profits related to an increase in sales and production activity in 2010.  We estimated the adverse impact of the extended production shutdowns on our cash flow from operating activities in the first nine months of 2009 was approximately $95 million. The following factors also impacted cash provided by (used in) operating activities:

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

Cash paid for special charges  In the first nine months of 2010, we made cash payments of $42.6 million for special charges compared to $120.4 million in the first nine months of 2009.  These cash payments primarily related to hourly and salaried workforce reductions initiated prior to 2010, including annual lump-sum Buydown Program (BDP) payments, the acceleration of buydown payments to associates who elected to accelerate their BDP payments and terminate employment and $12.4 million of pension contributions made in the first quarter of 2010 related to special termination benefit payments that were previously paid out of our pension trusts.  We expect to make payments of approximately $4 million in the fourth quarter of 2010, $10 million in 2011 and $5 million in 2012 related to the remaining restructuring accrual.

Included in the payments for special charges above are annual lump-sum BDP payments for UAW-represented associates at our original U.S. locations that did not elect to participate in the Special Separation Program in 2008 and have not elected to accelerate their remaining BDP payments and terminate their employment with AAM. We made $19.5 million of annual lump-sum BDP payments in the first nine months of 2010 and $18.8 million of annual lump-sum BDP payments in the first nine months of 2009. The annual lump-sum payment made in 2010 is the third and final payment of the Buydown Program.

Pursuant to the 2008 labor agreements, UAW-represented associates at our original U.S. locations who are indefinitely laid off for 30 days have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM. We made $0.7 million and $42.7 million of accelerated BDP payments in the first nine months of 2010 and 2009, respectively.

Pension and Other Postretirement Benefits  (OPEB)  We contributed $25.5 million to our pension trusts in the first nine months of 2010 which represents substantially all of our 2010 pension funding requirements.  We expect our net cash outlay for other postretirement benefit obligations in 2010, net of GM cost sharing, to be approximately $15 million.

2009 Settlement and Commercial Agreement In the third quarter of 2009, we entered into a settlement and commercial agreement with GM upon which we received $110.0 million, $79.7 of which is classified as cash flow from operations.

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

Investing Activities  Capital expenditures were $61.7 million in the first nine months of 2010 as compared to $115.5 million in the first nine months of 2009.  We expect our capital spending in 2010 to be approximately $100 million.  Capital expenditures in 2010 include support for our significant global program launches in 2010 and 2011 within our new business backlog.

In 2008, certain money-market and other similar funds that we invest in temporarily suspended redemptions.  We received $1.6 million and $66.0 million of redemptions in the first nine months of 2010 and 2009, respectively.

In the first nine months of 2010, we bought out $7.8 million of previously leased machinery and equipment.

On October 1, 2010, we formed a joint venture with Saab Automobile AB (Saab).  The new company, e-AAM Driveline Systems AB (e-AAM), will engineer, develop and commercialize electric all-wheel-drive and hybrid driveline systems for passenger cars and crossover vehicles.  e-AAM systems will be designed to improve fuel efficiency, reduce CO2 emissions and provide all-wheel-drive capability utilizing torque vectoring for vehicle stability. AAM is the majority owner, owning 67% of the shares in this joint venture while Saab owns the remaining 33%. We expect to make contributions of approximately $5 million in the fourth quarter of 2010 related to this joint venture.

In the first quarter of 2009, we formed a joint venture (JV) with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  We made an investment of $10.2 million related to the formation of this JV.

Financing Activities  In the first nine months of 2010, net cash used in financing activities was $64.3 million as compared to net cash provided by financing activities of $45.6 million in the first nine months of 2009.  Total long-term debt outstanding decreased $60.4 million in the first nine months of 2010 to $1,011.0 million as compared to $1,071.4 million at year-end 2009, primarily as a result of using cash flow from operations to pay down the amount outstanding under our Revolving Credit Facility as of December 31, 2009.

At September 30, 2010, we had $267.8 million available under the Revolving Credit Facility.  This availability reflects a reduction of $28.5 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At September 30, 2010, $33.7 million was outstanding and $0.5 million was available under such agreements.

As part of the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitles GM to purchase 4.1 million shares of AAM's common stock at an exercise price of $2.76 per share. In the first nine months of 2009, we classified $30.3 million of the payment received from GM as part of the 2009 Settlement and Commercial Agreement as cash flow from financing activities, which represents the fair value of these warrants issued to GM on September 16, 2009.

We paid debt issuance costs of $2.2 million and $18.2 million in the first nine months of 2010 and 2009, respectively, related to the amendments and restatements of our debt agreements in 2009.

In the first nine months of 2010, we repurchased 0.1 million shares of AAM common stock for $1.3 million to satisfy employee tax withholding obligations due upon the vesting of our restricted stock grants.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first nine months of 2010, and we do not expect such expenditures to be significant for the remainder of 2010.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  At September 30, 2010, we had currency forward contracts with a notional amount of $23.9 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $2.2 million at September 30, 2010.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2010, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at September 30, 2010) on our long-term debt outstanding at September 30, 2010 would be approximately $0.3 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2010, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President - Finance & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
October 29, 2010

EXHIBIT INDEX

Number	Description of Exhibit

*10.51	Confidential Settlement Agreement and General Release dated July 2, 2010 between American Axle & Manufacturing, Inc. and Patrick S. Lancaster

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Executive Vice President – Finance & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith