Form 10-K
period 2010-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2011-02-09
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant's telephone number, including area code)
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2010 as reported on the New York Stock Exchange was $7.33 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $465.6 million.

As of February 7, 2011, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 73,240,347 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2010 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 28, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2010

			Page Number

Part I	Item 1	Business	1
	Item 1A	Risk Factors	11
	Item 1B	Unresolved Staff Comments	15
	Item 2	Properties	16
	Item 3	Legal Proceedings	17
	Item 4	(Removed and Reserved)	17

Part II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
	Item 6	Selected Financial Data	18
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	35
	Item 8	Financial Statements and Supplementary Data	36
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
	Item 9A	Controls and Procedures	81
	Item 9B	Other Information	81

Part III	Item 10	Directors, Executive Officers and Corporate Governance	82
	Item 11	Executive Compensation	82
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
	Item 13	Certain Relationships and Related Transactions, and Director Independence	82
	Item 14	Principal Accounting Fees and Services	82

Part IV	Item 15	Exhibits and Financial Statement Schedules	83

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I

Item 1.	Business

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

See Item 8, “Financial Statements and Supplementary Data - Note 14 - Segment and Geographic Information” included in this report.

(c)	Narrative Description of Business

Company Overview

We are a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, crankshafts, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 75% of our total net sales in 2010, 78% in 2009 and 74% in 2008.

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

We are also the principal supplier of driveline system products for Chrysler Group LLC's (Chrysler) heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. Sales to Chrysler were approximately 9% of our total net sales in 2010, 8% in 2009 and 10% in 2008. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Scania AB, PACCAR Inc., Harley-Davidson Inc., Deere & Company, Tata Motors, Mack Trucks Inc. (Mack Truck), Ford Motor Company (Ford), and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM were $563.0 million in 2010 as compared to $331.2 million in 2009 and $544.6 million in 2008.

Our principal served market of $35 billion, as estimated based on information available at the end of 2010, is the global driveline market, which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2010	2009	2008
Axles and driveshafts	81%	75%	79%
Drivetrain components, forged products and other	19%	25%	21%
Total	100%	100%	100%

Business Strategy

We are focused on profitably growing our net sales and strengthening our balance sheet by providing exceptional value to our customers, capitalizing on our competitive strengths and continuing to diversify our customer, product, and geographic sales mix. Over the past several years, we have implemented a Restructuring, Resizing and Profit Recovery plan that allowed us to achieve a cost structure in line with current and projected levels of customer demand and market requirements. The plan has proven successful, yielding significant, permanent structural cost reductions and has allowed us to drive down our operating breakeven level. These actions positioned us to significantly improve our profitability and free cash flow performance in 2010. We expect to benefit from these actions in 2011 and beyond as global economic conditions and the strength of the automotive industry continue to improve.

While continuing to emphasize our track record of operational excellence, we are focused on accelerating progress on three critical business objectives: profitable growth, business diversification and strengthening our balance sheet. These critical business objectives include the following actions:

Advancing the diversification and innovation of our product portfolio to increase our total global served market.

•
We have invested over $910 million in research and development since 1994, resulting in the development of products with industry leading technology for driveline and drivetrain systems and related components for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

•
We have accelerated the development and launch of products for passenger cars and crossover vehicles and the global light truck and commercial vehicle markets. As of December 31, 2010, we had approximately $850 million of new business backlog launching from 2011 to 2013, of which approximately 70% relates to AWD and RWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle market.

•
In 2010, we entered into a joint venture with Saab Automobile AB (Saab). The new company, e-AAM Driveline Systems AB (e-AAM), will launch electric all-wheel-drive (eAWD) systems designed to improve fuel efficiency up to 30 percent, reduce CO2 emissions and provide all-wheel-drive capability. e-AAM engineers and develops eAWD hybrid driveline systems to be commercialized for passenger cars and crossover vehicles that can be easily integrated into existing platforms, minimizing vehicle architecture changes. This new system will be featured in the next generation of Saab vehicles beginning in 2012.

•
AAM also won an industry-first order for its EcoTrac™ disconnecting AWD technology. AAM's EcoTrac™ AWD system is a fuel-efficient and environmentally friendly driveline system that further enhances AAM's technology leadership position by providing OEMs the option of an all-wheel-drive system that disconnects when not needed to improve the fuel efficiency and reduce CO2 emissions compared to conventional AWD systems. AAM's EcoTrac™ AWD system will be featured on major global passenger car and crossover vehicle programs beginning in 2012. The EcoTrac™ brand includes an AWD fuel economy optimization system, eAWD systems and a full range of high-efficiency axles.

Growing new customer relationships to continue the diversification of our customer base and product portfolio.

•	We have focused on generating profitable growth with new and existing global OEM customers, as well as commercial vehicle, off-road and emerging market

OEMs. As a result, new business launches in 2010 through 2012 include business with Mahindra Navistar Automotives Ltd., Volkswagen, Audi AG, Nissan Motor Co., Ltd., Mack Truck, Tata Motors, Brilliance China Automotive Co., Ltd. and Chery Automobile Co., Ltd.

•
As of December 31, 2010, over 50% of our $850 million of new business backlog launching from 2011 to 2013 is for customers other than GM. In addition, we are quoting on approximately $950 million in new business opportunities to continue the diversification and expansion of our customer base, product portfolio and global footprint.

Increasing our presence in global growth markets to support our customers' global platforms and establish regional cost competitiveness.

•
Over the past few years, we have more than doubled our global installed capacity to support current and future opportunities. Specific actions include expanding facilities in Mexico, Brazil and Poland, increasing our investment in our China joint venture and constructing new facilities in India and Thailand.

•
As of December 31, 2010, approximately 65% of our $850 million of new business backlog launching from 2011 to 2013 is for end use markets outside of North America and approximately 90% has been sourced to our manufacturing facilities outside the U.S.

Sustaining our operational excellence and focus on cost management to deliver exceptional value to our customers and enhance profitability.

•	Our focus on cost management has led to sustainable structural cost reductions in AAM's fixed cost structure and reduced our operating breakeven to a U.S. Seasonally Adjusted Annual Rate of sales
(SAAR) equivalent of approximately 10 million vehicle units.

•
We successfully extended our stand alone UAW agreement that covers hourly associates at our Three Rivers Manufacturing Facility to ensure market competitiveness at AAM's largest U.S. facility through 2017. We also successfully negotiated a collective bargaining agreement that covers our hourly associates at our Colfor Manufacturing subsidiary through 2014.

Competition and Strengths

We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. Our principal competitors include ArvinMeritor, Dana Holding Corporation, GKN plc, Magna International Inc., ZF Friedrichshafen AG and the in-house operations of various global OEMs, such as Chrysler and Ford. The sector is also attracting new competitors from Asia, some of whom are entering both of our product lines through acquisition of OEM non-core operations.

With a focus on engineering and manufacturing, we support our business strategy and differentiate ourselves through the following strengths:

•
Outstanding long-term daily track records on quality, reliability, delivery and launch performance - We reduced our discrepant parts per million (“PPM”) performance, as measured by our largest customer, from 13,441 PPM in 1994 to approximately 4 PPM as of December 31, 2010. We also have a strong track record of successfully supporting new product, process and facility launches.

•
Demonstrated ability to achieve cost savings - We reduced fixed operating costs by more than 50% through our multi-year Restructuring, Resizing and Profit Recovery plan. This has reduced our operating breakeven to a U.S. SAAR equivalent of approximately 10 million vehicle units

As a result of our 2008 labor agreements at our original U.S. locations, we converted the former fixed legacy labor cost structure to a highly flexible, competitive and variable cost structure.

We continuously evaluate the need to rationalize excess capacity through consolidation, divestiture, idling or closing facilities to maximize productivity and capacity utilization and further minimize operating and overhead costs. This is evidenced by the following actions:

•
Cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint - We have re-aligned our global installed capacity to increase our presence in global growth markets, support global product development initiatives and establish regional cost competitiveness. This includes having manufacturing facilities in the U.S., Mexico, Brazil, China, India, Scotland, Thailand and Poland.

•
In 2010, we idled our Salem Manufacturing Facility (part of our Colfor Manufacturing operations) and consolidated its operations within our two remaining facilities in Ohio. We also idled and consolidated certain administrative and engineering facilities in Michigan. In 2010, we idled and decided to close our Spurrier Manufacturing Facility in England.

All of our global facilities utilize the AAM Manufacturing System, a business philosophy focused on lean manufacturing designed to facilitate cost reductions, improve quality, reduce inventory and improve our operating flexibility. This philosophy is demonstrated through the following:

•
Ability to drive home the benefits of market cost competitiveness and productivity initiatives - Our Three Rivers Manufacturing Facility was named one of the 10 best plants in North America by Industry Week Magazine in 2010, which recognizes North American manufacturing facilities that foster productive and competitive work environments and optimize customer satisfaction. The AAM Manufacturing System and associate involvement were noted as key enablers for the plant to be awarded new business.

•
Recognition for demonstrating outstanding achievements in manufacturing processes, quality enhancements, productivity improvement and customer satisfaction - In 2010, our Guanajuato Manufacturing Complex was awarded the "Shingo Prize" for Manufacturing Excellence, which focuses on lean manufacturing techniques and promotes world-class business performance through continuous improvements in core manufacturing and business processes.

Industry Trends

See Item 7, “Management's Discussion and Analysis - Industry Trends.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs. Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs. As we expand our global manufacturing footprint, we will need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements. We currently have contracts with our steel suppliers that ensure continuity of supply. We also have validation and testing capabilities that enable us to strategically utilize steel sources on a global basis.

Research and Development (R&D)

Since March 1, 1994, we have spent over $910 million in R&D focusing on new product, process and system technology development. We plan to continue to invest in the development of new products, processes and systems to improve efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2010, R&D spending was $82.5 million as compared to $67.0 million in 2009 and $85.0 million in 2008. The focus of this investment continues to be developing innovative driveline and drivetrain systems and related components for light trucks, passenger cars, SUVs, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, constant velocity joints, torque transfer devices, chassis modules and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid and electric vehicle systems. Special focus is also placed on the development of products and systems that provide our customers with efficiency fuel economy and emissions reduction advancements. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

In 2010, we entered into a joint venture with Saab in which the new company, e-AAM, engineers and develops eAWD hybrid driveline systems to be commercialized for passenger cars and crossover vehicles. We have also developed and commercialized a disconnecting AWD system and established our new EcoTrac™ brand of fuel-efficient and environment-friendly driveline products, which strengthens AAM's position as a leader in global driveline systems technology. The EcoTrac™ brand includes the eAWD systems, the disconnecting AWD systems and a full range of high-efficiency axles. Through our establishment of e-AAM and the development of our EcoTrac™ brand, we made great progress in 2010 on our focus to improve fuel efficiency and ride and handling performance while reducing emissions.

Backlog

We typically enter into agreements with our customers to provide axles or other driveline or drivetrain products for the life of our customers' vehicle programs. Our new business backlog includes formally awarded programs and incremental content and volume including customer requested engineering changes. Our backlog may be impacted by various assumptions, many of which are provided by our customers based on their long range production plans. These assumptions include future production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

As of December 31, 2010, our new business backlog was approximately $850 million, which launches from 2011 to 2013. Approximately 70% of our new business backlog relates to RWD and AWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle markets. Approximately 65% of our new business backlog will be for end use markets outside of North America and approximately 90% of our new business backlog has been sourced to our non-U.S. facilities. The portion of our backlog associated with customers other than GM is approximately $480 million.

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

Cyclicality and Seasonality

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Our business is also moderately seasonal as our major OEM customers historically have an extended shutdown of operations (typically 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in December. In addition, our OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Accordingly, our third quarter and fourth quarter results may reflect these trends.

In July 2010, GM continued to operate seven of their nine assembly plants for the major products we support in North America during the traditional two-week shutdown period.

In 2009, GM had an extended summer production shutdown and Chrysler temporarily idled manufacturing operations during its bankruptcy.

Environmental Matters

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2010, 2009 and 2008.

Associates

We employ approximately 7,850 associates on a global basis, including our joint venture affiliates, of which approximately 2,800 are employed in the U.S. Approximately 1,600 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Approximately 325 associates represented by the UAW at our original facilities in Michigan and New York are subject to a collective bargaining agreement that expires February 25, 2012. Approximately 600 of our hourly associates at our Three Rivers Manufacturing Facility in Michigan are subject to a stand alone UAW agreement that expires September 13, 2017. An additional 675 associates at our MSP Industries Corporation and Colfor Manufacturing, Inc. subsidiaries are represented by the UAW under collective bargaining agreements that expire April 18, 2013 and June 6, 2014, respectively. In addition, approximately 125 associates at our Albion Automotive subsidiary in Scotland, approximately 2,675 associates at our Guanajuato Manufacturing Complex in Mexico and approximately 475 associates at our Araucaria Manufacturing Facility in Brazil are represented by labor unions that are subject to collective bargaining agreements. The collective bargaining agreement at Albion may be modified upon agreement by the parties and the agreements in Mexico and Brazil expire annually.

Executive Officers of the Registrant

Name	Age	Position
Richard E. Dauch ....................................	68	Co-Founder, Chairman of the Board & Chief Executive Officer
David C. Dauch .......................................	46	President & Chief Operating Officer
John J. Bellanti ........................................	56	Executive Vice President - Worldwide Operations
Michael K. Simonte ................................	47	Executive Vice President - Finance & Chief Financial Officer
Mark S. Barrett ........................................	50	Vice President - Engineering & Product Development
David A. Culton ......................................	45	President - AAM Europe, Vice President - AAM Corporate
John E. Jerge ...........................................	49	President - AAM Americas, Vice President - AAM Corporate
Allan R. Monich.......................................	57	Vice President - Quality, Warranty & Customer Satisfaction
Inacio N. Moriguchi.................................	51	Vice President - Operations - AAM - Americas
Steven J. Proctor .....................................	54	President - AAM Asia, Vice President - AAM Corporate
Alberto L. Satine .....................................	54	Vice President - Strategic & Business Development
Kevin M. Smith........................................	49	Vice President - Program Management & Launch
John S. Sofia ...........................................	50	Vice President - Commercial Vehicle Business
Thomas J. Szymanski..............................	49	Vice President - Global Manufacturing Services
Norman Willemse ...................................	54	Vice President - Global Metal Formed Product Business Unit

Richard E. Dauch, age 68, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000. Prior to March 1994, he spent 12 years at the Chrysler Corporation, where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process. He is a retired officer from the Chrysler Corporation. Mr. Dauch's last position at Chrysler, in 1991, was Executive Vice President of Worldwide Manufacturing. Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has more than 47 years of experience in the automotive industry. Mr. Dauch was named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturers Association, and the 1999 Michiganian of the Year by The Detroit News. In 2003, he received the Harvard Business School of Michigan Business Statesman Award, the Ernst & Young Entrepreneur of the Year Award, and the Northwood University Outstanding Business Leader Award. In 2005, he received the Legend CEO Award from Automation Alley, and in 2006, he received the Shien-Ming Wu Foundation Manufacturing Leadership Award. Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.), and currently serves on the Board of Directors of that organization. He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages. Richard E. Dauch is the father of David C. Dauch.

David C. Dauch, age 46, has been President and Chief Operating Officer since June 2008. Prior to that, he served as Executive Vice President & COO (since December 2007); Executive Vice President - Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions and served on the Board of Directors at Collins & Aikman Products Company. David C. Dauch is the son of Richard E. Dauch.

John J. Bellanti, age 56, has been Executive Vice President - Worldwide Operations since September 2008. Prior to that, he served as Group Vice President - Manufacturing Services, Capital Planning & Cost Estimating (since December 2007); Vice President - Manufacturing Services, Capital Planning & Cost Estimating (since July 2006); Vice President - Engineering & Chief Technology Officer (since May 2004); Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994). Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager. Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Michael K. Simonte, age 47, has been Executive Vice President - Finance & Chief Financial Officer since February 2009. Simonte previously served as Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

Mark S. Barrett, age 50, has been Vice President - Engineering & Product Development since October 2008.  Prior to that, he served as Executive Director, Engineering & Product Development (since January 2008); Executive Director, Axle & Drivetrain (since November 2006); Executive Director, Powertrain, Driveshaft and Halfshaft Engineering (since January 2006); Executive Director, Released and Domestic Programs (since January 2004); Director, Mid Size Axle Programs (since December 1998) and Staff Project Engineer (since joining our Company in March 1994).  Prior to joining our Company, Mr. Barrett served at General Motors for nine years in a variety of manufacturing and engineering positions.

David A. Culton, age 45, has been President - AAM Europe, Vice President - AAM Corporate since November 2010. Prior to that, he served as Vice President - Commercial (since September 2009); Vice President - Unibody Vehicle Business Unit (since October 2008); Controller (since April 2007); Executive Director, Sales (since July 2006);  Director, Commercial Analysis (since August 2004); Director, Finance - Operations (Since June 2003); Finance Manager (since August 1999); and Assistant Finance Manager (since joining our Company in September 1998).  Prior to joining our Company, Mr. Culton served at Chrysler Corporation for 10 years in a variety of management, finance, engineering and manufacturing positions.

John E. Jerge, age 49, has been President - AAM Americas, Vice President - AAM Corporate since November 2010. Prior to that, he served as Vice President - Materials, Logistics, Quality & Labor Relations (since September 2009), Vice President - Driveshaft & Halfshaft Business Unit (since October 2008); Vice President - Human Resources (since September 2004); Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997); Manufacturing Manager, Buffalo Gear Axle & Linkage (since March 1996); Area manager of Axles and Area Manager of Linkage (since joining our Company in March 1994). Prior to joining our Company, Mr. Jerge served at Chrysler Corporation for 10 years in a variety of manufacturing, engineering and plant management positions.

Allan R. Monich, age 57, has been Vice President - Quality, Warranty & Customer Satisfaction since November 2010. Prior to that, he served as Executive Director - Warranty (since January 2010); Vice President - Quality Assurance & Customer Satisfaction (since July 2006); Vice President - Program Management & Capital Planning (since October 2005); Vice President - Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994.  Prior to joining our Company in March 1994, Mr. Monich worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Inacio N. Moriguchi, age 51, has been Vice President - Operations - AAM - Americas since November 2010. Prior to that, he served as Executive Director - AAM Manufacturing Systems (since October 2009); General Manager - Detroit Manufacturing Complex (since July 2008); President & Chief Operating Officer - Colfor Manufacturing (since July 2006); Executive Director - Manufacturing Services Metal Form Divisions (Since May 2004); Director - Manufacturing Services Forging Division (Since October 2001) and Director - Manufacturing Engineering (since October 2000). Prior to joining our Company in October 2000, Mr. Moriguchi worked for 22 years in the areas of manufacturing management, forging plant start-ups, manufacturing engineering and program launches.

Steven J. Proctor, age 54, has been President - AAM Asia, Vice President - AAM Corporate since October 2008. Prior to that, he served as Vice President - Sales & Marketing (since June 2004); Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Alberto L. Satine, age 54, has been Vice President - Strategic & Business Development since November 2005. Prior to that, he served as Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana's Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Kevin M. Smith, age 49, has been Vice President - Program Management & Launch since November 2010. Prior to that, he served as Executive Director - Advanced Programs, Cost Reductions & Productivity (since January 2010); Vice President - Mexico Operations (since December 2007); Plant Manager, Guanajuato Gear & Axle (since February 2007); Executive Director, Manufacturing Engineering (since July 2006); Executive Director, Axle Engineering (since January 2006); Director, GMT 900 Program (since October 2001); Director, Manufacturing Engineering (since June 2001); Plant Manager, Buffalo Gear, Axle & Linkage (since March 2000); Plant Manager, Three Rivers (since February 1998); Manufacturing Manager, Detroit Gear & Axle Plant (since February 1996) and Manufacturing Engineering Manager, Buffalo Gear, Axle & Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Smith served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

John S. Sofia, age 50, has been Vice President - Commercial Vehicle Business since March 2008. Prior to that, he served as Vice President - Product Engineering, Commercial Vehicle Operations & Chief Technology Officer (since December 2007); Vice President - Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

Thomas J. Szymanski, age 49, has been Vice President - Global Manufacturing Services since November 2010. Prior to that, he served as Executive Director - Manufacturing Planning (since October 2008); Executive Director - Corporate Manufacturing Services Unibody Vehicles (since January 2008); Director - Cost Estimating & Advanced Manufacturing Engineering (since August 2006); President & Chief Operating Officer - Colfor Manufacturing, Inc. (since August 2004); Director - Corporate Manufacturing Engineering (since January 2003); Plant Manager - Three Rivers Gear & Axle (since March 2000); Plant Manager - Tonawanda Forge (since December 1998); Manufacturing Manager - Tonawanda Forge (since March 1994); and Area Manager, Axle Assembly - Buffalo Gear & Axle (since the formation of our Company in March 1994). Prior to joining our Company in March 1994, Mr. Szymanski worked for General Motors for 11 years in a variety of manufacturing and plant management positions.

Norman Willemse, age 54, has been Vice President - Global Metal Formed Product Business Unit since October 2008. Prior to that, he served as Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for seven years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

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

	December 31,
	2010	2009	2008
	(in millions)
Net sales
United States	$1,396.7	$979.7	$1,306.5
Canada	50.1	66.5	166.2
Mexico	638.0	371.6	469.2
South America	99.5	34.9	51.0
Other	98.7	68.9	116.3
Total net sales	$2,283.0	$1,521.6	$2,109.2

Long-lived assets
United States	$816.2	$818.0	$939.1
Mexico	381.8	410.3	432.3
South America	124.4	112.0	75.2
Other	151.6	102.2	85.2
Total long-lived assets	$1,474.0	$1,442.5	$1,531.8

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

General economic conditions may have an adverse impact on our operating performance and results of operations.

The global financial crisis in 2008 and 2009 greatly impacted our business and our customers' business in the U.S. and globally. The U.S. SAAR declined significantly over this period. During 2009, the automotive industry experienced its lowest U.S. domestic selling rate in over 25 years. While the U.S. SAAR increased to 11.6 million units in 2010, the automotive industry is still recovering from the effects of the unprecedented declines in consumer demand. Weakness or deteriorating conditions in the U.S. or global economy that results in another reduction or continued depressed levels of automotive production and sales by our largest customers may adversely affect our business, financial condition and results of operations. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

Our business is significantly dependent on sales to GM and Chrysler.

We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM's RWD and 4WD/AWD axle requirements for these vehicle platforms. Sales to GM were approximately 75% of our total net sales in 2010, 78% in 2009 and 74% in 2008. A reduction in our sales to GM or a reduction by GM of its production of RWD light trucks or SUVs, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

We are also the principal supplier of driveline system products for Chrysler's Dodge Ram program and its derivatives. Sales to Chrysler accounted for approximately 9% of our total net sales in 2010, 8% in 2009 and 10% in 2008. A reduction in our sales to Chrysler or a reduction by Chrysler of its production of the Dodge Ram program, as a result of market share losses of Chrysler or otherwise, could have a material adverse effect on our results of operations and financial condition.

Our business and financial condition and results of operations could be adversely affected if we fail to comply with the terms and conditions of the various commercial and financing agreements with GM.

As part of the 2009 agreements with GM, we entered into a Settlement and Commercial Agreement, an Access and Security Agreement, a Second Lien Term Loan Facility and a Warrant Agreement. These agreements govern our commercial relationship with GM and provide AAM with expedited payment terms of “net 10 days” at a 1% discount rate and a Second Lien Term Loan Facility through December 31, 2013, although we may voluntarily terminate the expedited payment terms and Second Lien Term Loan Facility after June 30, 2011. Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at any specified facility, the Access and Security Agreement provides GM with the right of use and access to the operating assets and real estate used by AAM at such facility to manufacture, process and ship GM component parts produced at such AAM facility and to use certain of AAM's intellectual property necessary to manufacture such component parts on a royalty-free basis for up to 360 days, as well as to resource component part production to alternative suppliers. The invoking of its right of access by GM could have a material adverse impact on our business and results of operations and financial condition.

Our business is dependent on the rear-wheel drive light truck and SUV market segments in North America.

A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms in North America. Sales and production levels of light trucks and SUVs are being affected by many factors, including changes in consumer demand; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; and government regulation, such as the corporate average fuel economy (CAFE) regulations and related emissions standards promulgated by federal and state regulators. In 2010, U.S. Congress enacted new CAFE regulations that would increase the U.S. fuel-economy standard industry average to 35 miles per gallon by year 2016, while light trucks will be required to meet nearly 28 miles per gallon by 2016. Our customers are currently reacting to these regulations, including the potential impact on consumer preferences and demand for vehicles. A reduction in the market segment we currently supply could have a material adverse impact on our results of operations and financial condition.

Our financial condition and operations may be adversely affected by a violation of financial and other covenants.

Our Revolving Credit Facility and Second Lien Term Loan Facility contain financial covenants related to secured indebtedness leverage and interest coverage.  The Revolving Credit Facility, Second Lien Term Loan Facility and our 9.25% Senior Secured Notes due 2017 (9.25% Notes) impose limitations on our ability to make certain investments, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, merge, make acquisitions or sell all or substantially all of our assets.  The Revolving Credit Facility and the 9.25% Notes also significantly restrict our ability to incur additional secured debt.  The Revolving Credit Facility, Second Lien Term Loan Facility, 9.25% Notes and the indentures governing our senior unsecured notes also include customary events of default.  Obligations under the Revolving Credit Facility, Second Lien Term Loan Facility and the 9.25% Notes are guaranteed by our U.S. subsidiaries that hold domestic assets.  In addition, the Revolving Credit Facility and the 9.25% Notes are secured on a first priority basis (and the Second Lien Term Loan Facility is on a second priority basis) by all or substantially all of our assets, the assets of Holdings and each guarantor's assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets and a portion of the capital stock of the first tier foreign subsidiaries of AAM and each guarantor.  A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with these contracts.  A default or acceleration under the Revolving Credit Facility, 9.25% Notes, indentures governing our senior unsecured notes or the Second Lien Term Loan Facility may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries and guarantors' ability to operate their business and our results of operations and financial condition.

Our company may not realize all of the revenue expected from our new business backlog.

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production. It is also possible that our customers may choose to delay or cancel a product program for which we have been awarded new business. Our revenues, operating results and financial position could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new business backlog.

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

We may incur material losses and costs as a result of product recall, product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty, product recall and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products. Historically, we have experienced negligible warranty charges from our customers due to our contractual arrangements and the quality, warranty, reliability and durability performance of our products. As part of the 2009 Settlement and Commercial Agreement, AAM has agreed to expanded warranty cost sharing with GM beginning in 2011. In addition, as we continue to diversify our customer base, we will also be obligated to share in the cost of providing warranties as part of our agreements with new customers. Costs and expenses associated with warranties, product recalls and product liability claims could have a material adverse impact on our results of operations and financial condition and may differ materially from the estimated liabilities that we have recorded in our consolidated financial statements.

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

Substantially all of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. Substantially all of our hourly associates in the U.S. are represented by the UAW. Approximately 325 of our UAW represented associates are covered by labor agreements that expire on February 25, 2012. Approximately 3,150 of our hourly associates at our facilities in Mexico and Brazil are also covered by collective bargaining agreements which expire annually. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

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

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors, such as credit availability, interest rates, fuel prices and consumer confidence. Our business may be further adversely affected by another economic decline that results in a further reduction of automotive production and sales by our largest customers. Our business may also be adversely affected by reduced demand for the product programs we currently support, or if we do not obtain sales orders for new or redesigned products that replace our current product programs.

Our business could be adversely affected by disruptions in our supply chain.

We depend on a limited number of suppliers for certain key components and materials needed for our products. We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources. As we expand our global manufacturing footprint, we will need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements. These supply chain characteristics make us susceptible to supply shortages and price increases. In addition, in recent years, several of our direct material suppliers have filed for bankruptcy protection and restructured their operations to significantly reduce their installed capacity. If production volumes increase rapidly, there can be no assurance that the suppliers of critical components and materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected by volatility in the price of raw materials.

Worldwide commodity market conditions have resulted in volatility in the cost of steel and other metallic materials in recent years. As general economic conditions and customer demand increase, the cost of such steel and metallic materials needed for our products has increased. If we are unable to pass cost increases on to our customers, this could have a material adverse effect on our results of operations and financial condition.

Our company's global operations are subject to risks and uncertainties.

We have business and technical offices and manufacturing facilities in many countries, including Mexico, Brazil, the U.K., China, Poland, India, Thailand and Sweden. Approximately 5,075 of our 7,850 associates are located outside of the U.S. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. Our global operations may also be adversely affected by political events and domestic or international terrorist events and hostilities. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

We may be unable to consummate and successfully integrate acquisitions and joint ventures.

As we continue to expand globally, we have, and may continue to, engage in acquisitions and joint ventures that involve potential risks, including failure to successfully integrate and realize the expected benefits of such acquisitions and joint ventures. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions may have an adverse impact on our results of operations and financial condition.

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

Annual price reductions are a common practice in the automotive industry. The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established. Many of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. If we must accommodate a customer's demand for higher annual price reductions and are unable to offset the impact of any such price reductions through continued technology improvements, cost reductions and other productivity initiatives, our results of operations and financial condition could be adversely affected.

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

Our company's ability to operate effectively could be impaired if we lose key personnel.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We operate in 13 countries and have 33 manufacturing, engineering and business office facilities worldwide of which the principal facilities are:

Name	Type of Interest	Function
Detroit Manufacturing Complex Detroit, MI	Owned	Rear and front axles and steering linkages
Three Rivers Manufacturing Facility Three Rivers, MI	Owned	Rear axles and driveshafts, front auxiliary driveshafts, universal joints and driveheads
Cheektowaga Manufacturing Facility Cheektowaga, NY	Owned	Forged and machined products
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH	Owned Owned	Forged products Forged and machined products and rear axles
MSP Industries Oxford, MI	Leased	Forged and machined products
Oxford Forge Oxford, MI	Owned	Forged products
DieTronik Auburn Hills, MI	Owned	Tool & die manufacturer
AccuGear, Inc. Fort Wayne, IN	Owned	Forged and machined products
Lancaster Manufacturing Facility Lancaster, Pennsylvania	Leased	Assembly of axles for commercial vehicles
Guanajuato Manufacturing Complex Guanajuato, Mexico	Owned	Rear axles and driveshafts, front axles, front auxiliary driveshafts, forging products, rear differential modules and power transfer units
Araucária Manufacturing Facility Araucária, Brazil	Owned	Front and rear axles, machining of forged and cast products, and constant velocity joints
Albion Automotive Glasgow, Scotland	Leased	Front and rear axles for medium and heavy-duty trucks and buses
Swidnica Manufacturing Facility Swidnica, Poland	Owned	Transmission differentials
Changshu Manufacturing Facility Changshu, China	Owned	Rear axles, gear sets and machined cases
Pantnagar Manufacturing Facility Pantnagar, India	Owned	Rear axles
Pune Manufacturing Facility Pune, India	Owned	Driveheads
World Headquarters Detroit, MI	Owned	Executive and administrative offices
Technical Center Rochester Hills, MI	Owned	R&D, design engineering, metallurgy, testing and validation

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2010, 2009 and 2008.

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.”

Stockholders and High and Low Sales Prices

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
High	$11.28	$11.79	$10.37	$13.27	$13.27
Low	$8.42	$7.33	$6.96	$8.58	$6.96
2009
High	$2.83	$4.50	$8.13	$8.41	$8.41
Low	$0.29	$1.00	$1.13	$5.63	$0.29

Prices are the quarterly high and low closing sales prices for our common stock as reported by the NYSE. We had approximately 396 stockholders of record as of February 7, 2011.

Dividends

We did not declare or pay any cash dividends on our common stock in 2010. Our debt agreements limit our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans since the Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan expired on January 8, 2009.

Item 6. Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY
Year Ended December 31,

	2010	2009		2008		2007		2006
	(in millions, except per share data)
Statement of operations data
Net sales	$2,283.0	$1,521.6		$2,109.2		$3,248.2		$3,191.7
Gross profit (loss)	401.7	(31.1)		(865.2)		278.4		(129.4)
Selling, general and
administrative expenses	197.6	172.7		185.4		202.8		197.4
Operating income (loss)	204.1	(203.8)		(1,050.6)		75.6		(326.8)
Net interest expense	(85.2)	(82.5)		(67.9)		(52.3)		(38.8)
Net income (loss)	114.5	(253.3)	(a)(b)	(1,224.6)	(a)	37.0	(a)(b)	(223.0)	(a)(b)
Net income (loss) attributable to AAM	115.4	(253.1)	(a)(b)	(1,224.3)	(a)	37.0	(a)(b)	(223.0)	(a)(b)
Diluted earnings (loss) per share	$1.55	$(4.81)		$(23.73)		$0.69		$(4.43)
Diluted shares outstanding	74.5	52.6		51.6		53.8		50.4

Balance sheet data
Cash and cash equivalents	$244.6	$178.1		$198.8		$343.6		$13.5
Total assets	2,114.7	1,986.8		2,247.7		3,135.9		2,793.6
Total long-term debt	1,010.0	1,071.4		1,139.9		858.1		672.2
Total AAM stockholders' equity (deficit)	(479.5)	(560.2)		(435.7)		899.4		822.5
Dividends declared per share	—	—		0.34		0.60		0.60

Statement of cash flows data
Cash provided by (used in) operating activities	$240.3	$15.9		$(163.1)		$367.9		$185.7
Cash used in investing activities	(107.0)	(74.6)		(231.7)		(186.5)		(323.6)
Cash provided by (used in) financing activities	(66.4)	32.1		254.5		148.3		147.3
Dividends paid	—	—		(18.3)		(31.8)		(31.0)

Other data
Depreciation and amortization	$131.6	$134.7		$199.5		$229.4		$206.0
Capital expenditures	108.3	137.7		147.3		186.5		286.6
Purchase buyouts of leased equipment	7.8	—		—		—		71.8

(a)
Includes special charges, asset impairments, and other non-recurring costs and tax refunds of $120.5 million in 2009, $985.4 million in 2008, $58.7 million in 2007 and $248.2 million in 2006 primarily related to restructuring actions.

(b)	Includes charges of $7.7 million in 2009, $3.5 million in 2007 and $1.8 million in 2006, net of tax, related to debt refinancing and redemption costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, crankshafts, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 75% of our total net sales in 2010, 78% in 2009 and 74% in 2008.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC's (Chrysler) heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. Sales to Chrysler were approximately 9% of our total net sales in 2010, 8% in 2009 and 10% in 2008. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Scania AB, PACCAR Inc., Harley-Davidson Inc., Deere & Company, Tata Motors, Mack Trucks Inc., Ford Motor Company, and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM were $563.0 million in 2010 as compared to $331.2 million in 2009 and $544.6 million in 2008.

In 2010, general economic conditions began to stabilize, credit markets improved and U.S. domestic automotive production levels increased, including those of GM and Chrysler. Over the previous two years, the U.S. Seasonally Adjusted Annual Rate of sales (SAAR) declined from 16.1 million units in 2007 to 13.2 million units in 2008 and 10.4 million units in 2009. In 2010, the U.S. SAAR increased for the first time in three years to 11.6 million units as the U.S. domestic automotive industry began to recover from the severe downturn it had suffered. As a result of our recent restructuring actions, which were necessary for us to align our global capacity with current and projected market demand, we have improved our regional cost competitiveness on a global basis. Throughout 2010, we demonstrated our ability to operate profitably under our lower cost structure and operating breakeven level. As we look beyond 2010, we are focused on profitably growing sales, diversifying our customer, product and geographic sales mix and strengthening our balance sheet. Based on the expected increase in U.S. production volumes and SAAR and the planned launch of approximately $150 million of our new business backlog, we believe that 2011 will be another successful and profitable year for AAM, which would allow us to meet our plan for these critical business objectives.

INDUSTRY TRENDS

There are a number of significant trends affecting the highly competitive automotive industry. Most notably, the gradual recovery of the U.S. domestic automotive industry in 2010 after suffering a severe downturn over the past few years, highlighted by an unprecedented drop in industry volumes that hit its lowest annual selling rate in over 25 years in 2009. As general economic and industry specific conditions continue to stabilize and improve, the global automotive industry continues to experience intense competition, volatile fuel, steel, metallic and other commodity prices and significant pricing pressures. At the same time, the industry is focused on investing in future products that will incorporate the latest technology, meet customer demands and comply with government regulations.

RECOVERY OF THE U.S. DOMESTIC AUTOMOTIVE INDUSTRY In the past few years, the collapse of the U.S. housing market, the global financial crisis, declining domestic market share, rising unemployment and the lowest consumer confidence levels in a quarter century all contributed to the fragile financial state of the U.S. domestic OEMs. Uncertain industry conditions and the stringent credit markets had greatly reduced the ability of companies to obtain essential financing. In 2009, both GM and Chrysler entered and exited bankruptcy with assistance from the U.S. government and numerous domestic automotive suppliers either filed for bankruptcy protection or liquidated. In response to these industry conditions, the U.S. domestic OEMs and their suppliers undertook wide-scale domestic capacity reduction initiatives, workforce reductions and other restructuring actions to reduce costs. These restructuring actions reduced fixed operating costs and increased the variability of their cost structures, which better positioned the industry to manage through reduced production levels.

In 2010, the U.S. SAAR increased to 11.6 million from 10.4 million in 2009. While the increase in production levels represents a significant year-over-year improvement, these production levels are still depressed in comparison to the 16.1 million SAAR experienced in 2007. Although it is expected that U.S. automotive production will continue to increase in 2011 and U.S. domestic OEM market share should remain stable, it is likely that domestic production levels will remain at relatively low levels until general economic conditions and consumer confidence significantly improve. Factors such as the depressed U.S. housing market and continued high unemployment rates may still hinder a full recovery of the domestic automotive industry over the next few years. However, as a result of the significant restructuring actions that were implemented over the previous years, we expect that the U.S. domestic OEMs and their suppliers will be able to capitalize on these increased volumes and provide improved financial performance as the industry continues to recover.

CHANGE IN PRODUCT MIX SHIFT AND INCREASE IN DEMAND FOR ALTERNATIVE ENERGY SOURCES AND ELECTRONIC INTEGRATION In the U.S., consumer demand for full-frame light trucks and SUV-type vehicles shifted to smaller AWD passenger cars and crossover vehicles with smaller displacement engines and higher fuel economy. Over the past several years, the volatility of fuel prices has caused a shift in market demand to passenger cars and crossover vehicles, away from full-frame pickup trucks and SUVs. A significant portion of our current revenue stream is tied to full-size pickup trucks and SUVs. As demand has softened for these products, our revenue streams have been adversely impacted.

With a rapid shift towards aggressive, environmentally focused legislation in the U.S., we have observed an increased demand for technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. In 2010, the U.S. Congress enacted new corporate average fuel economy (CAFE) regulations that would increase the U.S. fuel-economy standard industry average for passenger cars to 35 miles per gallon by year 2016, while light trucks will be required to meet nearly 28 miles per gallon by 2016. As a result, OEMs and suppliers are competing intensely to develop and market new and alternative technologies, such as electric vehicles, hybrid vehicles, fuel cells, diesel engines and efficiency improvements of driveline systems to improve fuel economy and emissions.

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

We are responding to the change in vehicle mix in the North American market as well as expected increases in CAFE regulations, with ongoing research and development (R&D) efforts that focus on fuel economy, emission reduction and environmental improvements. These efforts position us to compete as this product mix shift continues and have led to new business awards for products that support AWD and RWD passenger cars and crossover vehicles. We are continuing to invest in the development of advanced products focused on fuel economy, mass reductions, vehicle safety and performance leveraging electronics and technology. We have increased our focus on alternative energy and electronics by investing in product development that is consistent with the expected shift in market demand. Approximately 55% of AAM's new business backlog launching from 2011 to 2013, which is an estimated $850 million, relates to AAM's newest AWD systems for passenger cars and crossover vehicles. In 2010, we entered into a joint venture with Saab in which the new company, e-AAM, engineers and develops electric all-wheel-drive (eAWD) hybrid driveline systems to be commercialized for passenger cars and crossover vehicles. We have also developed and commercialized a disconnecting AWD system and established our new EcoTrac™ brand of fuel-efficient and environment-friendly driveline products, which strengthens AAM's position as a leader in global driveline systems technology. The EcoTrac™ brand includes the eAWD systems, the disconnecting AWD systems and a full range of high-efficiency axles. Through our establishment of e-AAM and the development of our EcoTrac™ brand, we made great progress in 2010 on our focus to improve fuel efficiency and ride and handling performance while reducing emissions.

GLOBAL AUTOMOTIVE PRODUCTION The trend toward the globalization of automotive production continues to intensify in regions such as Asia (particularly China, India, South Korea and Thailand), Eastern Europe and South America. Automotive production in these regions is expected to continue to grow while production in the traditional automotive production centers such as North America, Western Europe and Japan are looking to stabilize from recent declines. We have more than doubled our global installed capacity to support current and future opportunities while significantly reducing our installed capacity in the U.S. We have expanded our facilities in Mexico, Brazil and Poland, invested in our China joint venture and are constructing new facilities in India and Thailand. We also have offices in Germany, India, China, South Korea, Brazil and Sweden to support these developing markets. We expect our business activity in these markets to increase significantly over the next several years. Approximately 75% of our new business backlog is for end use markets outside of North America and approximately 90% has been sourced to our manufacturing facilities outside the U.S.

STEEL AND OTHER METALLIC COMMODITIES Worldwide commodity market conditions have resulted in volatile steel and other metallic material prices. As general economic conditions have improved and production levels increased in 2010, demand for these commodities has grown and prices have risen. We have taken actions to mitigate the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and technology advancements that result in using less metallic content or less expensive metallic content in the manufacturing of our products. The majority of our sales contracts with our largest customers provide price adjustment provisions for metal market price fluctuations. We do not have metal market price provisions with all of our customers for all of the parts that we sell. We also have agreed to share in the risk of metal market price fluctuations in certain customer contracts. As a result, we may experience higher net costs for raw materials. These cost increases would come in the form of metal market adjustments and base price increases. We have contracts with our steel suppliers that ensure continuity of supply. We also have validations and testing capabilities that enable us to strategically utilize steel sources on a global basis.

RESULTS OF OPERATIONS

NET SALES Net sales were $2,283.0 million in 2010 as compared to $1,521.6 million in 2009 and $2,109.2 million in 2008.

Our sales in 2010, as compared to 2009, reflect an increase of approximately 42% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.  These increases reflect the impact of the stabilization of general economic conditions, the improving market conditions in the automotive industry and the adverse impact of the extended production shutdowns in 2009, which was estimated at $304.3 million.  The increase in sales also reflects the favorable impact of recent new product launches, many of which support passenger car and crossover vehicle platforms.

Our sales in 2009, as compared to 2008, reflected a decrease of approximately 22% in production volumes for the major full-size truck and SUV programs we currently support for GM and Chrysler and a decrease of approximately 76% in products supporting GM's mid-size light truck and SUV programs.  These decreases in sales in 2009 reflected the adverse impact of extended production shutdowns at GM and Chrysler, general adverse economic conditions, the difficult market conditions in the automotive industry and the cancellation of GM's mid-size SUV program. Sales in 2008 include the adverse impact of the strike called by the International UAW at our original U.S. locations, which was estimated at $414.0 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting GM's North American light truck platforms and the Dodge Ram program) increased to $1,441 in 2010 as compared to $1,403 in 2009 and $1,391 in 2008. The increase in 2010 as compared to 2009 is primarily due to higher metal market pass throughs partially offset by a change in the billing process for consigned components for the Dodge Ram program and the adverse mix in the first half of 2010 associated with the launch of the next generation heavy-duty truck for GM in June 2010. The increase in 2009 as compared to 2008 was primarily due to mix shifts favoring full-size trucks and

SUV programs and an increase in the recognition of deferred revenue related to agreements with GM, partially offset by a reduction in metal market adjustments.

Our 4WD/AWD penetration rate was 64.2% in 2010 as compared to 64.1% in 2009 and 64.8% in 2008. We define 4WD/AWD penetration as the total number of front axles we produce divided by the total number of rear axles we produce for the vehicle programs we support.

GROSS PROFIT (LOSS) Gross profit (loss) was a profit of $401.7 million in 2010 as compared to a loss of $31.1 million in 2009 and a loss of $865.2 million in 2008. Gross margin was 17.6% in 2010 as compared to negative 2.0% in 2009 and negative 41.0% in 2008. The increase in gross profit and gross margin in 2010, as compared to 2009, reflects the positive impact of an increase in sales, lower special charges and the favorable impact of structural cost reductions taken in 2008 and 2009. The changes in gross loss and gross margin in 2009 as compared to 2008 reflects the impact of lower special charges, structural cost reductions resulting from the 2008 labor agreements with the International UAW and related capacity reduction initiatives.

Gross profit in 2010 includes the adverse impact of an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex (DMC) to another AAM facility for which we recorded a charge of $5.3 million for wages and benefits owed to certain UAW represented associates at the DMC. Gross profit in 2010 also includes net special charges of $1.1 million related to $8.7 million of asset impairment and related charges at our Salem Manufacturing Facility, net of $7.6 million of adjustments to previously recorded estimates for Supplemental Unemployment Benefits (SUB), idled leased assets and one-time termination benefit accruals.

The gross loss in 2009 includes the adverse impact of extended production shutdowns at GM and Chrysler, which is estimated at $95.0 million.  Gross loss in 2009 also included $166.7 million in net special charges and other non-recurring operating costs, which primarily relate to asset impairments, indirect inventory obsolescence, idled leased assets and the acceleration of Buydown Program (BDP) expense. These net special charges also include gains related to the curtailment of certain pension and other postretirement benefits (OPEB) primarily related to associates at our original U.S. locations who elected to accelerate their remaining BDP payments and terminate employment with AAM in 2009.

Gross loss in 2008 includes the adverse impact of the International UAW strike, which was estimated at $129.4 million. Gross loss in 2008 also included $920.7 million in net special charges and other non-recurring operating costs, which primarily relate to asset impairments, indirect inventory obsolescence and idled leased assets, U.S. hourly workforce and benefit reductions provided pursuant to attrition programs, the acceleration of BDP expense for payments to be paid to permanently idled associates, SUB and lump-sum ratification bonuses related to our 2008 labor agreements with the International UAW. These net special charges also include gains related to the curtailment and settlement of certain pension and OPEB liabilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) SG&A (including R&D) was $197.6 million in 2010 as compared to $172.7 million in 2009 and $185.4 million in 2008. SG&A as a percentage of net sales was 8.7% in 2010, 11.3% in 2009 and 8.8% in 2008. The increase in SG&A in 2010 reflects increased R&D spending and higher profit sharing accruals and other incentive compensation expense due to increased profitability, partially offset by lower professional fees related to restructuring actions.  The decrease in SG&A in 2009 as compared to 2008 was primarily a result of structural cost reduction efforts.

SG&A in 2010 included a $3.3 million write down of administrative and engineering facilities located in Detroit, Michigan. SG&A in 2009 included special charges of $2.6 million, which primarily related to salaried workforce reductions.  In addition, we incurred approximately $9.0 million of professional fees related to restructuring actions in 2009.  SG&A in 2008 included net special charges of $2.0 million for the estimated costs related to salaried workforce reductions and restructuring accrual adjustments.

R&D In 2010, R&D spending in product, process and systems was $82.5 million as compared to $67.0 million in 2009 and $85.0 million in 2008. The focus of this investment continues to be developing innovative driveline and drivetrain systems and components for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multipiece driveshafts, halfshafts, torque transfer devices, and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid vehicle systems. Special focus is also placed on the development of products and systems that provide our customers with efficiency, fuel economy and emissions reduction advancements. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world. In 2010, we entered into a joint venture with Saab, e-AAM, which will launch eAWD systems designed to improve fuel efficiency up to 30 percent, reduce CO2 emissions and provide all-wheel-drive capability. We also won an industry-first order for our EcoTrac™ AWD fuel economy optimization system.

OPERATING INCOME (LOSS) Operating income (loss) was income of $204.1 million in 2010 as compared to a loss of $203.8 million in 2009 and a loss of $1,050.6 million in 2008. Operating margin was 8.9% in 2010 as compared to negative 13.4% in 2009 and negative 49.8% in 2008. The changes in operating income and operating margin in 2010, 2009 and 2008 were due to the factors discussed in Gross Profit (Loss) and SG&A.

INTEREST EXPENSE Interest expense was $89.0 million in 2010, $84.5 million in 2009 and $70.4 million in 2008. The increase in interest expense primarily reflects higher interest rates and amortization of debt issuance costs in 2010 as compared to 2009. The increase in interest expense in 2009 as compared to 2008 reflects an increase in interest rates and higher average outstanding borrowings.

The weighted-average interest rate of our total debt outstanding was 8.1%, 7.3% and 7.2% during 2010, 2009 and 2008, respectively.

INVESTMENT INCOME Investment income was $3.8 million in 2010, $2.0 million in 2009 and $2.5 million in 2008. Investment income includes interest and dividends earned on cash and cash equivalents and short-term investments during the period.  Investment income in 2010 includes a gain of $2.3 million in 2010, related to distributions of our short-term investments from which distributions were previously suspended. Investment income includes a loss of $1.3 million and $5.5 million as a result of an other-than-temporary decline in the fair value of our short-term investments in 2009 and 2008, respectively.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2010, 2009 and 2008:

Debt refinancing and redemption costs In 2009, we expensed $7.7 million of unamortized debt issuance costs related to the voluntary prepayment of our term loan and a portion of our Amended Revolving Credit Facility that was scheduled to become due April 2010.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was net expense of $0.1 million in 2010, $3.1 million in 2009 and $2.8 million in 2008.

INCOME TAX EXPENSE (BENEFIT) Income tax expense (benefit) was an expense of $4.3 million in 2010 as compared to a benefit of $43.8 million in 2009 and an expense of $103.3 million in 2008. Our effective income tax rate was 3.6% in 2010 as compared to 14.7% in 2009 and negative 9.2% in 2008.

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2010	2009	2008
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(42.9)	11.6	2.2
State and local	1.6	0.1	—
Valuation allowance	(39.3)	(10.2)	(44.8)
U.S. tax on unremitted foreign earnings	49.6	(33.2)	—
NOL carryback refund	—	16.4	—
Other	(0.4)	(5.0)	(1.6)
Effective income tax rate	3.6%	14.7%	(9.2)%

Our income tax expense and effective tax rate for 2010 reflects the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in 2010 attributable to the monetization of alternative minimum tax and research and development credits. We received this tax refund during the fourth quarter of 2010.

Our income tax expense and effective tax rate for 2009 reflects the effect of recording a tax benefit of $48.8 million related to the extension of the carryback period of our 2008 NOL and recording a valuation allowance against income tax benefits on losses in the U.S. and certain foreign subsidiaries. In 2009, we also established a deferred tax liability of $118.8 million which represented the estimated tax impact of the undistributed earnings of certain foreign subsidiaries as we believed these accumulated foreign earnings in certain jurisdictions were likely to be remitted to the U.S. as dividends or intercompany loans.

The income tax expense and effective tax rate for 2008 reflects the effect of recording $62.7 million to establish a full valuation allowance against deferred tax assets in the U.S. and U.K. and the effect of not recording an income tax benefit on tax losses in the U.S.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS Net loss attributable to noncontrolling interests was $0.9 million in 2010, $0.2 million in 2009 and $0.3 million in 2008. The increase in 2010 primarily reflects the portion of the net loss of e-AAM that relates to noncontrolling interests.

NET INCOME (LOSS) ATTRIBUTABLE TO AAM AND EARNINGS (LOSS) PER SHARE (EPS) Net income (loss) attributable to AAM was income of $115.4 million in 2010 as compared to a loss of $253.1 million in 2009 and a loss of $1,224.3 million in 2008. Diluted earnings (loss) was earnings of $1.55 per share in 2010 as compared to a loss of $4.81 per share in 2009 and a loss of $23.73 per share in 2008. Net Income (Loss) and EPS were primarily impacted by the factors discussed in Gross Profit (Loss), SG&A, Interest Expense, Debt Refinancing and Redemption Costs and Income Tax Expense (Benefit).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, pension plan obligations and our working capital investments.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash provided by operating activities was $240.3 million in 2010 as compared to net cash provided by operating activities of $15.9 million in 2009 and net cash used in operating activities of $163.1 million in 2008. See below for more detail on important factors related to our cash flow from operations.

Sales and production volumes The increase in cash provided by operating activities primarily reflects higher profits related to an increase in sales and production activity in 2010.  Cash flow from operations in 2009 and 2008 were adversely affected by significant reductions in revenues and profits. This includes the impact of the extended production shutdowns by our largest customers in 2009, estimated at $95 million and the impact of the strike called by the International UAW at our original U.S. locations in 2008, estimated at $129 million.

Refundable income taxes At year-end 2010, prepaid assets and other on our Consolidated Balance Sheet included refundable income taxes of $5.9 million as compared to $52.7 million at year-end 2009 and $6.6 million at year-end 2008. The increase in refundable income taxes in 2009 as compared to 2008 was primarily due to the $48.8 million income tax benefit we recorded as a result of a special carryback election which enabled us to carryback our 2008 NOL to 2003. In 2010, we collected the $48.8 million refund in full.

Cash paid for special charges We paid $46.9 million, $60.1 million and $227.1 million related to our ongoing restructuring actions in 2010, 2009 and 2008, respectively. These cash payments primarily related to hourly and salaried workforce reductions initiated prior to 2010, including annual lump-sum BDP payments, the acceleration of buydown payments to associates who elected to accelerate their BDP payments and terminate employment and $12.4 million of pension contributions made in the first quarter of 2010 related to special termination benefit payments that were previously paid out of our pension trusts.  We expect to make payments of approximately $10 million in 2011 and $5 million in 2012 related to our remaining restructuring accrual as of December 31, 2010.

Included in the payments for special charges above are annual lump-sum BDP payments for UAW-represented associates at our original U.S. locations that did not elect to participate in the Special Separation Program in 2008 and have not elected to accelerate their remaining BDP payments and terminate their employment with AAM. We paid $19.7 million in 2010 for the third and final lump-sum BDP payment, $19.6 million in 2009 for the second lump-sum BDP payment and $51.0 million in 2008 for the first lump-sum buydown payment. The annual lump-sum payment made in 2010 is the third and final payment of the Buydown Program.

Pursuant to the 2008 labor agreements, UAW-represented associates at our original U.S. locations who are indefinitely laid off for 30 days have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM. We made $0.7 million, $49.6 million and $0.3 million of accelerated BDP payments in 2010, 2009 and 2008, respectively.

2009 Settlement and Commercial Agreement   In conjunction with the 2009 Settlement and Commercial Agreement with GM, we received $110.0 million in the third quarter of 2009, $79.7 million of which is classified as cash flow from operations.

As part of the 2009 Settlement and Commercial Agreement, we also agreed to expedited payment terms of “net 10 days” from GM (as compared to previously existing terms of approximately 45 days) in exchange for a 1% early payment discount. These expedited payment terms are available to us through December 31, 2013. We estimated that the accelerated payment terms favorably impacted cash flow from operations by approximately $62 million in 2009 and $23 million in 2010. Beginning on July 1, 2011, we may elect to terminate the expedited payment terms and transition GM to payment terms of approximately 50 days.  If we elect to terminate these expedited payment terms in 2011, we estimate this change in payment terms would negatively impact our operating cash flow in 2011 by approximately $150 million.

As a result of amending our terms and conditions to be more consistent with the standard terms and conditions GM has with other Tier 1 suppliers, we agreed to warranty cost sharing with GM beginning in 2011. Although we expect this to increase our operating costs and warranty liabilities in 2011, we do not expect this to have a material impact on our operating cash flows in 2011.

2008 AAM-GM Agreement In 2008, we entered into an agreement with GM in connection with the resolution of the strike called by the International UAW (2008 AAM - GM Agreement) in which GM agreed to provide us with $175.0 million to support the transition of our UAW represented legacy labor at our original U.S. locations.  We received $115.0 million in 2008 and collected the remaining $60.0 million from GM in 2009.

Pension and OPEB We contributed $44.0 million to our pension trusts in 2010, including $18.5 million of voluntary contributions, as compared to $24.9 million in 2009 and $5.2 million in 2008. This funding compares to our annual pension expense, including special and contractual termination benefits, of $12.6 million in 2010, $13.5 million in 2009 and $65.0 million in 2008. We expect our regulatory pension funding requirements in 2011 to be approximately $25 million.

Our cash outlay for OPEB, net of GM cost sharing, was $10.4 million in 2010, $16.1 million in 2009 and $11.8 million in 2008. This compares to our annual postretirement benefit, including curtailments and settlements, of an expense of $12.6 million in 2010, a credit of $55.7 million in 2009 and a credit of $44.4 million in 2008. We expect our cash outlay for other postretirement benefit obligations in 2011, net of GM cost sharing, to be approximately $15 million.

Accounts receivable Accounts receivable at year-end 2010 were $146.6 million as compared to $129.7 million at year-end 2009 and $186.9 million at year-end 2008. The increase in our year-end 2010 accounts receivable balance primarily reflects an increase in sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The decrease in our year-end 2009 accounts receivable balance primarily reflects the implementation of expedited payment terms with GM in 2009.

Inventories At year-end 2010, inventories were $130.3 million as compared to $90.6 million at year-end 2009 and $111.4 million at year-end 2008. The increase in inventory in 2010, as compared to 2009, primarily reflects higher sales and production levels, as well as increased inventory at some of our facilities due to the launch of new products. The decrease in inventory in 2009 as compared to 2008 reflects lower sales levels and the result of initiatives to reduce the amount of inventory on hand.

Accounts payable At year-end 2010, accounts payable were $283.6 million as compared to $200.9 million at year-end 2009 and $250.9 million at year-end 2008. The increase in accounts payable at year-end 2010 compared to year-end 2009 primarily reflects an increase in production levels and a normalization of payment terms with our suppliers. The decrease in accounts payable at year-end 2009 compared to year-end 2008 primarily reflects lower business activity levels and reductions in capital expenditures.

Interest paid Interest paid in 2010 was $61.6 million as compared to $80.0 million in 2009 and $75.9 million in 2008. The decrease in interest paid in 2010 as compared to 2009 relates to the timing of interest payments on the 9.25% Notes. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $31.1 million and $14.6 million as of December 31, 2010 and 2009, respectively.

Accrued compensation and benefits At year-end 2010, accrued compensation and benefits was $115.1 million as compared to $98.9 million at year-end 2009 and $127.5 million at year-end 2008. The increase in accrued compensation and benefits at year-end 2010 compared to year-end 2009 primarily reflects higher profit sharing accruals and other incentive compensation accruals that we expect to pay in the first quarter of 2011. The decrease in accrued compensation and benefits at year-end 2009 compared to year-end 2008 primarily reflects the reduction of restructuring accruals as a result of payments made in 2009.

INVESTING ACTIVITIES Capital expenditures were $108.3 million in 2010, $141.5 million in 2009 and $140.2 million in 2008. In 2010, our capital spending primarily supported our significant global program launches in 2010 and 2011 within our new business backlog.

We expect our capital spending in 2011 to be in the range of $140 million - $150 million (approximately 6% of sales), which includes support for our significant global program launches in 2011 and 2012 within our new business backlog.

In 2008, certain money-market and other similar funds that we invested in temporarily suspended redemptions.  We received $6.4 million, $71.6 million and $40.1 million of redemptions in 2010, 2009 and 2008, respectively. We do not expect significant future distributions from these funds.

On October 1, 2010, we formed a joint venture (JV) with Saab Automobile AB (Saab), e-AAM Driveline Systems AB (e-AAM). AAM is the majority owner, owning 67% of the shares in this JV while Saab owns the remaining 33%. In connection with the formation of e-AAM, we have agreed to contribute ongoing funding to cover e-AAM's business operations through 2012 that we estimate to be approximately $26 million, based on current exchange rates, of which we paid approximately $5 million in the fourth quarter of 2010.

In the first quarter of 2009, we formed a JV with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  We made an investment of $10.2 million related to the formation of this JV. In 2008, we made a cash payment to FormTech Industries LLC of $10.7 million related to an asset purchase agreement.

FINANCING ACTIVITIES Net cash used by financing activities was $66.4 million in 2010 as compared to net cash provided by financing activities of $32.1 million in 2009 and $254.5 million in 2008. Total debt outstanding was $1,010.0 million at year-end 2010, $1,071.4 million at year-end 2009 and $1,139.9 million at year-end 2008. Total debt outstanding decreased by $61.4 million at year-end 2010 as compared to year-end 2009 primarily as a result of using cash flow from operations to pay down the amount outstanding under our Revolving Credit Facility as of December 31, 2009. The decrease in total debt outstanding at year-end 2009 as compared to year-end 2008 was primarily due to lower borrowings under the Revolving Credit Facility.

Revolving Credit Facility On December 18, 2009, we entered into a Revolving Credit Amendment and Restatement Agreement under which the Credit Agreement dated as of January 9, 2004 was amended and restated. The Revolving Credit Facility provides up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of revolving bank financing commitments through June 2013. At December 31, 2010, $270.3 million was available under the Revolving Credit Facility, which reflected a reduction of $26.0 million for standby letters of credit issued against the facility.

On December 18, 2009, concurrent with the closing on the Revolving Credit Facility, we voluntarily prepaid and terminated $107.5 million of our Revolving Credit Facility which was scheduled to become due April 2010. Upon repayment, we expensed $0.3 million of unamortized debt issuance costs in 2009. We had been amortizing the debt issuance costs over the expected life of the borrowing. We paid debt issuance costs of $1.6 million and $14.5 million associated with the amendments and restatements of our Revolving Credit Facility in 2010 and 2009, respectively.

Borrowings under the Revolving Credit Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin which is tied to our credit ratings. The applicable margin for a LIBOR based loan for lenders is currently between 4.75% and 6.0%.

Under the Revolving Credit Facility, we are required to comply with financial covenants related to secured indebtedness leverage and cash interest expense coverage.  The Revolving Credit Facility limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions and sell assets.

The Amended Revolving Credit Facility is secured on a first priority basis by substantially all of the assets of Holdings, American Axle & Manufacturing, Inc. (AAM, Inc.) and each guarantor, including a pledge of all capital stock of the U.S. subsidiaries of Holdings and each guarantor and a portion of the capital stock of Holdings and each guarantor's first-tier foreign subsidiaries. In addition, obligations under the Revolving Credit Facility are guaranteed by Holdings and our U.S. subsidiaries, all of which are directly owned by the borrower.

9.25% Notes In 2009, we issued $425.0 million of 9.25% senior secured notes due 2017 (9.25% Notes). The notes were issued at a discount of $5.5 million. Net proceeds from these notes were used for the repayment of all amounts outstanding under our Amended Term Loan and to repay certain outstanding amounts under the Revolving Credit Facility. In 2010 and 2009, we paid debt issuance costs of $0.3 million and $12.6 million, respectively, related to the 9.25% Notes.

The 9.25% Notes share the collateral package equally and ratably with the Revolving Credit Facility as described above. The indenture governing the 9.25% Notes limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, transact with affiliates or merge, make acquisitions and sell assets.

If the Second Lien Term Loan Facility, described below, with GM has not been refinanced in full (or terminated and repaid without refinancing) on or prior to June 30, 2013, each holder of the 9.25% Notes will have the right to require us to repurchase all or any part of the 9.25% Notes in cash on September 30, 2013.

Amended Term Loan On December 18, 2009, we voluntarily prepaid the amounts outstanding under our $250.0 million Amended Term Loan. Upon repayment, we expensed $6.1 million of unamortized debt issuance costs. We had been amortizing the debt issuance costs over the expected life of the borrowing. We paid $5.8 million of debt issuance costs related to the amendment and restatement of our Term Loan in 2009.

Second Lien Term Loan Facility Under the 2009 Settlement and Commercial Agreement, we entered into a $100.0 million Second Lien Term Loan Facility with GM. Borrowings under this facility, if any, will bear interest at LIBOR (with a 2% floor) plus 12%.  We paid $0.3 million of debt issuance costs related to the Second Lien Term Loan Facility in 2010. The Second Lien Term Loan Facility is not prepayable until June 30, 2011, unless the source of such prepayment is cash generated in AAM's ordinary course business operations and is subject to an intercreditor agreement with existing senior lenders and cannot be terminated prior to June 30, 2011. Until then, if we require additional liquidity that cannot be satisfied by utilizing a combination of the expedited payment terms, proceeds from sales of common equity, proceeds from the issuance of equity linked securities, cash generated from ordinary course business operations, availability under existing credit facilities (including certain permitted indebtedness), or a permitted refinancing (as set forth in the Second Lien Term Loan Facility), we will be required to borrow under the Second Lien Term Loan Facility. As of the date of this filing, we have not borrowed under this facility.

As part of the 2009 Settlement and Commercial Agreement, we granted GM a contingent right of access to certain of our facilities and a security interest in certain operating assets, certain real estate and intellectual property used in production of GM component parts.  Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at a particular facility, GM may elect to access and use the operating assets and real estate used to manufacture, process and ship GM component parts produced at specified AAM facilities for a period of up to 360 days after invoking its right of access.  GM would also have the right to resource component part production to alternative suppliers. The right of access would continue for ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the expedited payment terms.  If we do not maintain compliance with the Secured Debt Leverage Ratio under the Revolving Credit Facility as of March 31, 2011 (without regard to a waiver, amendment, forbearance or modification of such covenant granted by the Amended Revolving Credit Facility lenders), GM's right of access will be extended through March 31, 2012.

7.875% Notes In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017. Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.

5.25% Notes The 5.25% Notes are senior unsecured obligations due February 2014.

2.00% Convertible Notes In 2006, the 2.00% Senior Convertible Notes due 2024 became convertible into cash under terms of the indenture. A total of $2.3 million of the notes were converted into cash in 2008 and $0.4 million of the notes remain outstanding as of December 31, 2010.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At December 31, 2010, $32.6 million was outstanding under these facilities and an additional $1.8 million was available.

Credit ratings To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to our securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw its ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Credit ratings may affect our cost of borrowing and our access to debt capital markets. The debt ratings and outlook currently assigned to our securities by the rating agencies, which reflect multiple upgrades during 2010, are as follows:

	Corporate Family Rating	Senior Secured Notes Rating	Senior Unsecured Notes Rating	Outlook
Standard & Poor's	B+	BB-	B-	Stable
Moody's Investors Services	B2	Ba2	B3	Stable
Fitch Ratings	B	BB-	CCC	Stable

Stock warrants Under the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitle GM to purchase 4.1 million shares of AAM's common stock at an exercise price of $2.76 per share.  If we borrow against the Second Lien Term Loan Facility, we will issue GM additional warrants to purchase a pro rata portion, based upon the amount drawn, of up to an additional 6.9 million shares of AAM’s common stock at an exercise price of $2.76 per share. These warrants will expire on September 16, 2014. We have classified $30.3 million of the payment received from GM as part of the 2009 Settlement and Commercial Agreement as cash flow from financing activities, which represents the grant date fair value of the warrants issued to GM on September 16, 2009.

Issuance of Common Stock In 2009, we sold 16.1 million shares of AAM's common stock, par value $0.01 per share, in a public offering at a price of $7.20 per share for total net proceeds of approximately $109.7 million. Net proceeds from the sale of our common stock were used for general corporate purposes.

Dividend program In 2009, the Company's Board of Directors decided to suspend the quarterly cash dividend. We paid $18.3 million to stockholders of record under the quarterly cash dividend program during 2008.

Stock repurchase In 2010, we repurchased 0.1 million shares of AAM common stock for $1.3 million to satisfy employee tax withholding obligations due upon the vesting of our restricted stock grants.

Off-balance sheet arrangements Our off-balance sheet financing relates principally to operating leases for certain facilities and manufacturing machinery and equipment. We lease certain machinery and equipment under operating leases with various expiration dates.  Pursuant to these operating leases, we may have the option to purchase the underlying machinery and equipment on specified dates. As of December 31, 2010, we do not have any remaining lease repurchase options.

Contractual obligations The following table summarizes payments due on our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Long-term debt	$1,003.2	$25.6	$5.8	$251.5	$720.3
Interest obligations	470.2	80.5	155.5	133.3	100.9
Capital lease obligations	6.8	0.7	0.8	0.8	4.5
Operating leases (1)	27.8	13.6	13.2	1.0	—
Purchase obligations (2)	94.4	85.0	9.4	—	—
Other long-term liabilities (3)	758.2	79.2	147.1	147.4	384.5
Total	$2,360.6	$284.6	$331.8	$534.0	$1,210.2

(1)
Operating leases include all lease payments through the end of the contractual lease terms, including elections for repurchase options, and exclude any non-exercised purchase options on such leased equipment.

(2)	Purchase obligations represent our obligated purchase commitments for capital expenditures and related project expense.

(3)	Other long-term liabilities represent our estimated pension and other postretirement benefit obligations that were actuarially determined through 2020, as well as our unrecognized income tax benefits.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Our business is also moderately seasonal as our major OEM customers historically have an extended shutdown of operations (typically 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in December. In addition, our OEM customers have historically incurred lower production rates in the third quarter as model changes enter production. Accordingly, our third quarter and fourth quarter results may reflect these trends.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2010, 2009 and 2008.

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

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2010, the weighted average discount rates determined on that basis for both the valuation of our pension benefit obligations and our OPEB obligations were 5.70%. The discount rate used in the valuation of our U.K. pension obligation was based on a review of long-term bonds, including published indices in the applicable market. In 2010, the discount rate determined on that basis was 5.35%. The expected long-term rates of return on our plan assets were 8.00% for our U.S. plans and 6.00% for our U.K. plan in 2010. We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns. The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. Our investment policy allocates 50-70% of the plans' assets to equity securities, depending on the plan, with the remainder invested in fixed income securities, hedge fund investments and cash. The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2010, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2010, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$45.9	N/A
Increase in 2010 expense	$1.7	$2.1

No changes in benefit levels and no changes in the amortization of gains or losses have been assumed.

For 2011, we assumed a weighted average annual increase in the per-capita cost of covered health care benefits of 9.00% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2019 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have increased total expense in 2010 and the postretirement obligation, net of GM cost sharing, at December 31, 2010 by $1.1 million and $20.4 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2010 and the postretirement obligation, net of GM cost sharing, at December 31, 2010 by $1.8 million and $33.9 million, respectively.

As part of our 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2010, we estimated $254.4 million in future GM cost sharing. If, in the future, GM was unable to fulfill this financial obligation, our OPEB expenses may be different than our current estimates.

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

As a result of the plant closures, idling and consolidation of facilities in 2010, 2009 and 2008, the methods and timing of certain asset retirement obligations related to these facilities became reasonably estimable.  Based on management's best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.1 million in 2010 and $1.0 million in both 2009 and in 2008. As of December 31, 2010, the accrual for this liability was $1.4 million. In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on current information.  Any update may change our best estimate and could result in a material adjustment to this liability.

GOODWILL We review our goodwill for impairment annually during the fourth quarter. In addition, we review goodwill for impairment whenever adverse events or changes in circumstances indicate a possible impairment.   This review utilizes a two-step impairment test required by the accounting guidance covering goodwill and other indefinite-lived intangibles. The first step involves a comparison of the fair value of a reporting unit with its carrying value.  If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a measurement and comparison of the fair value of goodwill with its carrying value.  If the carrying value of the reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The determination of our reporting units, impairment indicators and the fair value of those reporting units and corresponding goodwill require us to make significant judgments and estimates, including the extent and timing of future cash flows. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions require significant judgment and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially effect our conclusions on this matter. We performed our annual analysis in the fourth quarter and determined there was no impairment to goodwill in 2010.

IMPAIRMENT OF LONG-LIVED ASSETS Long-lived assets, excluding goodwill and other indefinite-lived intangible assets, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. Recoverability of each “held for use” asset group affected by impairment indicators is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  If the carrying amount of an asset group exceeds the undiscounted cash flows and is therefore nonrecoverable, the assets in this group are written down to their estimated fair value.  We estimate fair value based on market prices, when available, or on a discounted cash flow analysis.  Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

•	An assessment as to whether an adverse event or circumstance has triggered the need for an impairment review;

•	Determination of asset groups, the primary asset within each group, and the primary asset's average estimated useful life;

•	Undiscounted future cash flows generated by the assets; and

•
Determination of fair value when an impairment is deemed to exist, which may require assumptions related to future general economic conditions, future expected production volumes, product pricing and cost estimates, working capital and capital investment requirements, discount rates and estimated liquidation values.

In 2010, we recorded asset impairment charges of $8.4 million as a result of the announced closure of our Salem Manufacturing Facility. In 2010, we also classified certain administrative and engineering facilities located in Detroit, Michigan as held-for-sale and recorded a loss of $5.1 million to write these assets down to their estimated fair value using available market data. In 2009, we recorded asset impairment charges of $147.8 million associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” to their estimated fair value. We recorded asset impairment charges of $552.6 million in 2008, primarily associated with the permanent idling of certain assets as a result of the significant decline in market demand and customer production schedules.

ESTIMATED USEFUL LIVES FOR DEPRECIATION   At December 31, 2010, approximately 76% of our capitalized investment in property, plant and equipment was related to productive machinery and equipment used in support of our manufacturing operations.  The selection of appropriate useful life estimates for such machinery and equipment is a critical element of our ability to properly match the cost of such assets with the operating profits and cash flow generated by their use.  We currently depreciate productive machinery and equipment on the straight-line method using composite useful life estimates up to 12 years.

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

As of December 31, 2010, 2009 and 2008, we had valuation allowances of $560.9 million, $559.7 million and $581.8 million, respectively. These valuation allowances mainly related to the full valuation allowances on our U.S. net deferred tax assets.

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

As of December 31, 2010, 2009 and 2008, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $69.0 million, $55.9 million and $45.8 million, respectively. As of December 31, 2010, we have recorded deferred tax assets of $29.2 million that offset the impact of these liabilities for unrecognized income tax benefits. Our U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by the relevant tax authorities. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	global economic conditions;

•	our ability to comply with the definitive terms and conditions of various commercial and financing arrangements with GM;

•	reduced purchases of our products by GM, Chrysler or other customers;

•	reduced demand for our customers' products (particularly light trucks and SUVs produced by GM and Chrysler);

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	our ability to achieve cost reductions through ongoing restructuring actions;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to maintain satisfactory labor relations and avoid future work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•	additional restructuring actions that may occur;

•	our ability to continue to implement improvements in our U.S. labor cost structure;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	our ability to attract new customers and programs for new products;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	price volatility in, or reduced availability of, fuel;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);

•
risks inherent in our international operations (including adverse changes in political stability, taxes and other law changes, potential disruption of production and supply, and currency rate fluctuations);

•	liabilities arising from warranty claims, product recall, product liability and legal proceedings to which we are or may become a party;

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates. Our hedging policy has been developed to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold financial instruments for trading or speculative purposes.

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar. At December 31, 2010, we had currency forward contracts relating to the Mexican Peso with a notional amount of $48.0 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $4.4 million at December 31, 2010.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates. Generally, we designate interest rate swaps as effective cash flow hedges of the related debt and reflect the net cost of such agreements as an adjustment to interest expense over the lives of the debt agreements. As of December 31, 2010, there are no interest rate swaps in place. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at December 31, 2010) on our long-term debt outstanding at December 31, 2010 would be approximately $0.2 million on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.    Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2010	2009	2008
	(in millions, except per share data)

Net sales	$2,283.0	$1,521.6	$2,109.2

Cost of goods sold	1,881.3	1,552.7	2,974.4

Gross profit (loss)	401.7	(31.1)	(865.2)

Selling, general and administrative expenses	197.6	172.7	185.4

Operating income (loss)	204.1	(203.8)	(1,050.6)

Interest expense	(89.0)	(84.5)	(70.4)

Investment income	3.8	2.0	2.5

Other expense
Debt refinancing and redemption costs	—	(7.7)	—
Other, net	(0.1)	(3.1)	(2.8)

Income (loss) before income taxes	118.8	(297.1)	(1,121.3)

Income tax expense (benefit)	4.3	(43.8)	103.3

Net income (loss)	$114.5	$(253.3)	$(1,224.6)

Net loss attributable to noncontrolling interests	0.9	0.2	0.3

Net income (loss) attributable to AAM	$115.4	$(253.1)	$(1,224.3)

Basic earnings (loss) per share	$1.61	$(4.81)	$(23.73)

Diluted earnings (loss) per share	$1.55	$(4.81)	$(23.73)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Balance Sheets
December 31,

	2010	2009
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$244.6	$178.1
Short-term investments	—	4.2
Accounts receivable, net	146.6	129.7
Inventories, net	130.3	90.6
Deferred income taxes	8.0	5.9
Prepaid expenses and other	72.6	108.1
Total current assets	602.1	516.6

Property, plant and equipment, net	936.3	946.7
Deferred income taxes	38.6	27.7
Goodwill	155.8	147.8
GM postretirement cost sharing asset	244.4	219.9
Other assets and deferred charges	137.5	128.1
Total assets	$2,114.7	$1,986.8

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$283.6	$200.9
Accrued compensation and benefits	115.1	98.9
Deferred revenue	79.9	76.1
Deferred income taxes	8.9	4.4
Other accrued expenses	81.6	65.2
Total current liabilities	569.1	445.5

Long-term debt	1,010.0	1,071.4
Deferred income taxes	6.6	5.6
Deferred revenue	116.0	189.7
Postretirement benefits and other long-term liabilities	881.1	834.5
Total liabilities	2,582.8	2,546.7

Stockholders' deficit
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2010 or 2009	—	—
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2010 or 2009	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
74.3 million and 73.7 million shares issued and outstanding in 2010 and 2009, respectively	0.8	0.8
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2010 or 2009	—	—
Paid-in capital	588.1	579.9
Accumulated deficit	(786.3)	(901.7)
Treasury stock at cost, 5.5 million shares in 2010 and 5.4 million shares in 2009	(176.1)	(174.8)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(152.1)	(101.8)
Foreign currency translation adjustments	44.8	37.4
Unrecognized gain on derivatives	1.3	—
Total AAM stockholders' deficit	(479.5)	(560.2)
Noncontrolling interests in subsidiaries	11.4	0.3
Total stockholders' deficit	(468.1)	(559.9)
Total liabilities and stockholders' deficit	$2,114.7	$1,986.8

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2010	2009	2008
		(in millions)
Operating Activities
Net income (loss)	$114.5	$(253.3)	$(1,224.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Asset impairments and related indirect inventory obsolescence	8.7	151.7	599.0
Depreciation and amortization	131.6	134.7	199.5
Deferred income taxes	(8.0)	(18.9)	82.5
Stock-based compensation	9.4	13.6	9.9
Pensions and other postretirement benefits, net of contributions	(28.8)	(83.4)	3.6
Loss on retirement of equipment and held-for-sale assets, net	2.9	0.7	4.0
Debt refinancing and redemption costs	—	7.7	—
Changes in operating assets and liabilities
Accounts receivable	(14.8)	118.9	71.9
Inventories	(38.9)	19.6	52.6
Accounts payable and accrued expenses	112.0	(50.7)	(77.1)
Deferred revenue	(70.1)	20.9	69.9
Other assets and liabilities	21.8	(45.6)	45.7
Net cash provided by (used in) operating activities	240.3	15.9	(163.1)

Investing activities
Purchases of property, plant and equipment	(108.3)	(137.7)	(147.3)
Proceeds from sale of property, plant and equipment	4.9	1.7	3.4
Purchase buyouts of leased equipment	(7.8)	—	—
Acquisition, net	(2.2)	(10.2)	(10.7)
Redemption of short-term investments	6.4	71.6	40.1
Reclassification of cash equivalents to short-term investments	—	—	(117.2)
Net cash used in investing activities	(107.0)	(74.6)	(231.7)

Financing activities
Net short-term borrowings (repayments) under credit facilities	(60.0)	(163.1)	290.3
Proceeds from issuance of long-term debt	6.2	854.8	8.9
Conversion of 2.00% Notes	—	—	(2.3)
Payment of Term Loan	—	(250.0)	—
Payments of other long-term debt and capital lease obligations	(8.1)	(516.8)	(11.5)
Debt issuance costs	(2.2)	(32.9)	(13.4)
Purchase of noncontrolling interest	(2.1)	—	—
Proceeds from issuance of common stock, net	—	109.7	—
Proceeds from issuance of warrants to GM	—	30.3	—
Employee stock option exercises, including tax benefit	1.1	1.0	0.9
Dividends paid	—	—	(18.3)
Purchase of treasury stock	(1.3)	(0.9)	(0.1)
Net cash provided by (used in) financing activities	(66.4)	32.1	254.5

Effect of exchange rate changes on cash	(0.4)	5.9	(4.5)

Net increase (decrease) in cash and cash equivalents	66.5	(20.7)	(144.8)

Cash and cash equivalents at beginning of year	178.1	198.8	343.6

Cash and cash equivalents at end of year	$244.6	$178.1	$198.8

Supplemental cash flow information
Interest paid	$61.6	$80.0	$75.9
Income taxes paid (refunds received)	$(43.1)	$3.8	$4.8

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statement of Stockholders' Deficit

						Accumulated Other
	Common Stock					Comprehensive	Comprehensive	Noncontrolling
	Shares	Par	Paid-in	Retained	Treasury	Income (Loss)	Income (Loss)	Interest in	Comprehensive
	Outstanding	Value	Capital	Earnings	Stock	Attributable to AAM	Attributable to AAM	Subsidiaries	Income (Loss)
	(in millions)

Balance at January 1, 2008	51.6	$0.6	$416.3	$591.9	$(173.8)	$64.4		$—

Net loss				(1,224.3)			$(1,224.3)	$(0.3)	$(1,224.6)
Change in derivatives, net						(8.1)	(8.1)		(8.1)
Foreign currency translation, net						(34.0)	(34.0)	—	(34.0)
Defined benefit plans, net						(62.8)	(62.8)		(62.8)
Total comprehensive income (loss)							$(1,329.2)	$(0.3)	$(1,329.5)
Change in noncontrolling interest ownership								0.5
Exercise of stock options and vesting of
restricted stock, including tax benefit	0.1		0.9
Dividends paid			(2.1)	(16.2)
Stock-based compensation			11.6
Purchase of treasury stock					(0.1)
Balance at December 31, 2008	51.7	$0.6	$426.7	$(648.6)	$(173.9)	$(40.5)		$0.2

Net loss				(253.1)			$(253.1)	$(0.2)	$(253.3)
Change in derivatives, net						11.4	11.4		11.4
Foreign currency translation, net						37.2	37.2	0.4	37.6
Defined benefit plans, net						(72.5)	(72.5)		(72.5)
Total comprehensive income (loss)							$(277.0)	$0.2	$(276.8)
Proceeds from issuance of common stock, net	16.1	0.2	109.5
Proceeds from issuance of warrants to GM			30.3
Change in noncontrolling interest ownership								(0.1)
Exercise of stock options and vesting of restricted stock	0.6		1.0
Stock-based compensation			12.4
Purchase of treasury stock					(0.9)
Balance at December 31, 2009	68.4	$0.8	$579.9	$(901.7)	$(174.8)	$(64.4)		$0.3

Net income (loss)				115.4			$115.4	$(0.9)	$114.5
Change in derivatives, net						1.3	1.3		1.3
Foreign currency translation, net						7.4	7.4	(0.1)	7.3
Defined benefit plans, net						(50.3)	(50.3)		(50.3)
Total comprehensive income (loss)							$73.8	$(1.0)	$72.8
Issuance of noncontrolling interest in e-AAM								12.0
Acquisition of noncontrolling interest			(2.1)					0.1
Exercise of stock options and vesting of restricted stock	0.5		1.1
Stock-based compensation			9.2
Purchase of treasury stock	(0.1)				(1.3)
Balance at December 31, 2010	68.8	$0.8	$588.1	$(786.3)	$(176.1)	$(106.0)		$11.4

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, crankshafts, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

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

In the third quarter of 2009, we entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement) with General Motors Company (GM). As part of this agreement, we received $110.0 million from GM, of which we recorded $79.7 million as deferred revenue.  As of December 31, 2010, our deferred revenue related to the 2009 Settlement and Commercial Agreement is $69.4 million, $8.0 million of which is classified as a current liability and $61.4 million of which is recorded as a noncurrent liability on our Consolidated Balance Sheet.  We recognize this deferred revenue into revenue on a straight-line basis over 120 months, which ends September 2019 and is the period that we expect GM to benefit under the 2009 Settlement and Commercial Agreement.  We recognized revenue of $8.0 million and $2.3 million related to this agreement in 2010 and 2009, respectively.

In the second quarter of 2008, we entered into an agreement with GM to provide financial assistance to support the transition of our United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented legacy labor at our original U.S. locations upon the resolution of the strike called by the International UAW (2008 AAM - GM Agreement).   Pursuant to this agreement, GM provided us $115.0 million in 2008 and $60.0 million in 2009. In total, we recorded deferred revenue of $213.7 million as a result of the 2008 AAM - GM Agreement, which included $38.7 million related to the fair value of the liability GM assumed for postretirement healthcare and life insurance coverage provided to UAW represented transitioned associates with earned credited service from AAM that have or will retire under plans operated by GM. We recognize this deferred revenue into revenue on a straight-line basis over a 45 month period, which ends February 2012 and is consistent with the period that we expect GM will benefit from the payments provided to us under the 2008 AAM - GM Agreement. We recognized $57.0 million of revenue in both 2010 and 2009 and $33.2 million of revenue in 2008 related to the 2008 AAM - GM Agreement.  As of December 31, 2010, our deferred revenue related to the 2008 AAM - GM Agreement is $66.5 million, $57.0 million of which is classified as a current liability and $9.5 million of which is classified as a noncurrent liability on our Consolidated Balance Sheet.

As of December 31, 2010, the majority of the remaining deferred revenue primarily relates to customer payments to implement capacity programs, which is generally recognized into revenue over the life of these programs. We recognized $12.5 million, $11.1 million and $11.3 million of revenue for these programs in 2010, 2009 and 2008, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BUYDOWN PROGRAM In 2008, an involuntary Buydown Program (BDP) was initiated for associates that did not elect to participate in the Special Separation Program (SSP) and continued employment with AAM.  Under the BDP, we agreed to make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease.  We made a third and final lump-sum BDP payment of $19.7 million in 2010.

As of December 31, 2010, we have $14.7 million in prepaid expenses and other and $2.6 million in other assets and deferred charges on our Consolidated Balance Sheet for BDP payments that have been paid and we estimate will provide a benefit to the Company through February 2012.  We recorded $15.6 million, $21.2 million and $14.4 million of expense in 2010, 2009 and 2008, respectively, for the amortization of this asset.

In 2008, we recorded expense of $51.9 million for the estimated amount of total BDP payments related to permanently idled associates throughout the new labor agreements.  This represented management's best estimate of the portion of the total BDP payment that would not result in a future benefit to the Company.  Due to capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans and changes in our operating plans in the second quarter of 2009, we increased the estimated number of UAW-represented associates at our original U.S. locations that we expect to be permanently idled throughout the term of the 2008 labor agreements or to voluntarily elect to accelerate their remaining buydown payments and terminate employment.  As a result of this change in estimate, we recorded expense of $22.5 million in 2009, which represented the estimated additional BDP payments that will not result in a future benefit to AAM. Associates who are laid off for a certain length of time have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  Several associates elected this option and we made $0.7 million, $49.6 million and $0.3 million of accelerated BDP payments in 2010, 2009 and 2008, respectively.

RESEARCH AND DEVELOPMENT (R&D) COSTS We expense R&D as incurred. R&D spending was $82.5 million, $67.0 million and $85.0 million in 2010, 2009 and 2008, respectively.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include all cash balances and highly liquid investments in money market funds with maturities of 90 days or less at the time of purchase.

ACCOUNTS RECEIVABLE The majority of our accounts receivable are due from original equipment manufacturers (OEMs) in the automotive industry. As of December 31, 2010, trade accounts receivable are due on average within 25 days from the date of shipment and are past due when payment is not received within the stated terms. As part of the 2009 Settlement and Commercial Agreement with GM, GM agreed to expedited payment terms of net 10 days in exchange for a 1% discount. These payment terms are available to us through December 31, 2013. Beginning on July 1, 2011, we may elect to terminate our expedited payment terms and transition GM to payment terms of approximately 50 days.

Amounts due from customers are stated net of allowances for doubtful accounts. We determine our allowances by considering factors such as the length of time accounts are past due, our previous loss history, the customer's ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts was $6.2 million and $8.3 million as of December 31, 2010 and 2009, respectively. We write-off accounts receivable when they become uncollectible.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consist of the following:

	December 31,
	2010	2009
	(in millions)
Raw materials and work-in-progress	$137.7	$101.3
Finished goods	20.3	23.0
Gross inventories	158.0	124.3
Inventory valuation reserves	(27.7)	(33.7)
Inventories, net	$130.3	$90.6

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2010	2009
	(years)	(in millions)
Land		$28.2	$28.3
Land improvements	10-15	15.6	16.6
Buildings and building improvements	15-40	261.0	257.0
Machinery and equipment	3-12	1,320.4	1,284.5
Construction in progress		107.4	67.8
		1,732.6	1,654.2
Accumulated depreciation and amortization		(796.3)	(707.5)
Property, plant and equipment, net		$936.3	$946.7

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

We record depreciation and tooling amortization on the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $122.2 million, $126.6 million and $194.1 million in 2010, 2009 and 2008, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS When impairment indicators exist, we evaluate the carrying value of long-lived assets for potential impairment. We consider projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. If impairment is deemed to exist, the carrying amount of the asset is adjusted based on its fair value. Recoverability of assets “held for use” is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount. When the carrying value of an asset group exceeds its fair value and is therefore nonrecoverable, those assets are written down to fair value. Fair value is determined based on market prices, when available, or a discounted cash flow analysis performed using management estimates. See Note 2 - Restructuring Actions for detail on our 2010 and 2009 asset impairments.

GOODWILL We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles. We completed impairment tests in 2010 and 2009 and concluded that there was no impairment of our goodwill. See Note 7 - Investment in Joint Ventures for detail on our additional goodwill recorded in 2010.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS As part of our joint venture with Saab Automobile AB (Saab), we recorded intangible assets of $8.7 million as of December 31, 2010 which represents the fair value of a GM license agreement for technology developed by Saab when it was a subsidiary of GM, in-process research and development technology and a long-term supply agreement with Saab acquired as part of the joint venture formation in 2010. These intangible assets are classified as other assets and deferred charges on our Consolidated Balance Sheet and we expect to begin amortizing the assets on a straight-line basis over their estimated useful lives once development of the related technology is complete and we begin utilizing these assets.

We recorded an intangible asset of $9.6 million as of December 31, 2008 which represents the fair value of the customer relationships acquired as part of an asset purchase agreement with FormTech Industries LLC. We recorded $1.9 million of expense for the amortization of this intangible asset in both 2010 and 2009 and the balance is $5.8 million as of December 31, 2010. This intangible asset is classified as other assets and deferred charges on our Consolidated Balance Sheet and is being amortized on a straight-line basis over its estimated useful life of five years.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. As of December 31, 2010 and December 31, 2009, we recorded unamortized debt issuance costs of $31.5 million and $41.3 million, respectively. Deferred amounts associated with the extinguishment of debt are expensed and classified as debt refinancing and redemption costs on our Consolidated Statement of Operations.

DERIVATIVES We recognize all derivatives on the balance sheet at fair value. If a derivative qualifies under the accounting guidance as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, and changes in the fair value of derivatives that do not qualify as hedges, are immediately recognized in earnings. See Note 5 - Derivatives and Risk Management, for more detail on our derivatives.

CURRENCY TRANSLATION We translate the assets and liabilities of our foreign subsidiaries to U.S. dollars at end-of-period exchange rates. We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' deficit. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income.

USE OF ESTIMATES In order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. Actual results could differ from those estimates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	RESTRUCTURING ACTIONS

In 2010, we incurred restructuring charges related to asset impairments, indirect inventory obsolescence, asset retirement obligations and other ongoing restructuring actions.  In addition, we continue to make payments and accrual adjustments related to charges incurred for restructuring actions taken in prior years. A summary of this activity for 2010 and 2009 is shown below:

	One-time Termination Benefits	Asset Impairment Charges	Indirect Inventory Obsolescence	Asset Retirement Obligations	Contract Related Costs	Other Restructuring Actions	Total
	(in millions)
Accrual as of January 1, 2009	$42.1	$—	$—	$0.4	$5.3	$—	$47.8
Charges	8.9	147.8	3.9	1.0	21.1	10.3	193.0
Cash utilization	(44.3)	—	—	(0.1)	(5.1)	(10.3)	(59.8)
Non-cash utilization	—	(147.8)	(3.9)	—	—	—	(151.7)
Accrual adjustments	1.3	—	—	—	—	—	1.3
Accrual as of December 31, 2009	$8.0	$—	$—	$1.3	$21.3	$—	$30.6
Charges	—	8.4	0.3	0.1	—	0.2	9.0
Cash utilization	(6.0)	—	—	—	(6.8)	(0.2)	(13.0)
Non-cash utilization	—	(8.4)	(0.3)	—	—	—	(8.7)
Accrual adjustments	(0.8)	—	—	—	(2.3)	—	(3.1)
Accrual as of December 31, 2010	$1.2	$—	$—	$1.4	$12.2	$—	$14.8

ONE-TIME TERMINATION BENEFITS We paid $6.0 million and $44.3 million in 2010 and 2009, respectively, related to one-time termination benefits which were initiated and expensed prior to 2010.

In 2009, we recorded a charge of $8.9 million related to reductions in our worldwide salaried workforce and postemployment benefits payable to associates in our European operations.

We also recorded accrual adjustments related to changes in previous estimates and currency translation adjustments.

ASSET IMPAIRMENTS In the second quarter of 2010, we recorded asset impairment charges of $8.4 million as a result of the announced closure of our Salem Manufacturing Facility.

We recorded asset impairment charges of $147.8 million in 2009 associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” to their estimated fair value. These charges related primarily to capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings, including extended production shutdowns, for many of the programs that we support and the idling and consolidation of a significant portion of our Detroit Manufacturing Complex.

INDIRECT INVENTORY OBSOLESCENCE As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were determined to be obsolete. We recorded a charge of $0.3 million in 2010 and $3.9 million in 2009 related to the write down of the net book value of these assets to their estimated net realizable value.

ASSET RETIREMENT OBLIGATIONS As a result of plant closures, idling and consolidation of facilities, the methods and timing of certain asset retirement obligations, including environmental liabilities, related to these facilities became reasonably estimable.  Based on management's best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.1 million in 2010 and $1.0 million in 2009.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONTRACT RELATED COSTS In 2010, we adjusted our operating plans and revised certain sourcing arrangements. As a result, we elected to buy out and utilize certain leased assets that were previously determined to be permanently idled. In 2010, we paid $4.0 million to purchase these leased assets and recorded a reduction of cost of goods sold of $2.3 million to adjust the accrual that was originally recorded when these assets were idled.

Contract related costs recorded in 2009 of $21.1 million related to the estimated fair value of obligations for leased assets that were permanently idled in the second quarter of 2009.

OTHER RESTRUCTURING ACTIONS We incurred charges related to the redeployment of assets to support capacity utilization initiatives and other related activities. We expensed and paid $0.2 million in 2010 and $10.3 million in 2009 related to these actions.

We expect to make payments of approximately $10 million in 2011 and $5 million in 2012 related to the remaining restructuring accrual.

3.	SUPPLEMENTAL UNEMPLOYMENT BENEFITS

In conjunction with the 2008 labor agreements with the International United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), we accrued $18.0 million in 2008 related to supplemental unemployment benefits (SUB) to be paid to permanently idled associates during the contract period that expires in February 2012.

In 2010, we reached resolution with the UAW on an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex to another AAM facility.  As a result, we concluded that we no longer expect any of our remaining UAW represented associates under the 2008 labor agreements to be permanently idled for the remainder of the contract period.  Therefore, we revised our previous estimate of our SUB liability.  In the second quarter of 2010, we recorded a reduction of cost of goods sold of $5.0 million to adjust the remaining SUB accrual based on these revised estimates.

4.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt consists of the following:

	December 31,
	2010	2009
	(in millions)

Revolving credit facility	$—	$60.0
9.25% Notes, net of discount	420.3	419.6
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.9	249.9
2.00% Convertible Notes	0.4	0.4
Foreign credit facilities	32.6	34.1
Capital lease obligations	6.8	7.4
Long-term debt	$1,010.0	$1,071.4

REVOLVING CREDIT FACILITY As of December 31, 2010, the Revolving Credit Facility provides up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of such revolving bank financing commitments through June 2013. At December 31, 2010, $270.3 million was available under the Revolving Credit Facility, which reflected a reduction of $26.0 million for standby letters of credit issued against the facility. We paid debt issuance costs of $1.6 million and $14.5 million associated with the amendments and restatements of our Revolving Credit Facility in 2010 and 2009, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the Revolving Credit Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin which is tied to our credit ratings. The applicable margin for a LIBOR based loan for lenders is currently between 4.75% and 6.0%.

Under the Revolving Credit Facility, we are required to comply with financial covenants related to secured indebtedness leverage and cash interest expense coverage.  The Revolving Credit Facility limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make acquisitions and sell assets.

The Revolving Credit Facility is secured on a first priority basis by substantially all of the assets of Holdings, American Axle & Manufacturing, Inc. (AAM, Inc.) and each guarantor, including a pledge of all capital stock of the U.S. subsidiaries of Holdings and each guarantor and a portion of the capital stock of Holdings and each guarantor's first-tier foreign subsidiaries. In addition, obligations under the Revolving Credit Facility are guaranteed by Holdings and our U.S. subsidiaries, all of which are directly owned by the borrower.

The Revolving Credit Facility provides back-up liquidity for our other credit facilities. We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

9.25% NOTES In 2009, we issued $425.0 million of 9.25% senior secured notes due 2017 (9.25% Notes). The notes were issued at a discount of $5.5 million. Net proceeds from these notes were used for the repayment of certain indebtedness. In 2010 and 2009, we paid debt issuance costs of $0.3 million and $12.6 million, respectively, related to the 9.25% Notes.

The 9.25% Notes share the collateral package equally and ratably with the Revolving Credit Facility as described above. The indenture governing the 9.25% Notes limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, transact with affiliates or merge, make acquisitions and sell assets.

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

5.25% NOTES The 5.25% Notes are senior unsecured obligations due February 2014.

2.00% CONVERTIBLE NOTES The 2.00% Senior Convertible Notes due 2024 are convertible into cash under terms of the indenture. A total of $2.3 million of the notes were converted into cash in 2008 and $0.4 million of the notes remain outstanding as of December 31, 2010.

LEASES We lease certain facilities, machinery and equipment under capital leases expiring at various dates. The gross asset cost of our capital leases was $16.1 million at December 31, 2010 and December 31, 2009. The net book value included in property, plant and equipment, net on the balance sheet was $6.6 million and $7.2 million at December 31, 2010 and 2009, respectively. The weighted-average interest rate on these capital lease obligations at December 31, 2010 was 8.6%.

We also lease certain facilities, machinery and equipment under operating leases expiring at various dates. Future minimum payments under noncancelable operating leases are as follows: $13.6 million in 2011, $11.4 million in 2012, $1.8 million in 2013, $0.9 million in 2014 and $0.1 million in 2015. Our total expense relating to operating leases was $5.3 million, $33.4 million and $22.4 million in 2010, 2009 and 2008, respectively. This includes a reduction to cost of goods sold of $2.3 million related to the purchase of previously idled leased assets in 2010 and expense of $21.1 million in 2009 and $4.7 million in 2008 related to the permanent idling of leased assets. See Note 2 - Restructuring Actions for more detail on these charges.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through October 2014. At December 31, 2010, $32.6 million was outstanding under these facilities and an additional $1.8 million was available.

SECOND LIEN TERM LOAN FACILITY In 2009, we entered into a $100.0 million Second Lien Term Loan Facility with GM.  Borrowings under this facility, if any, will bear interest at LIBOR (with a 2% floor) plus 12%.  We paid $0.3 million of debt issuance costs related to the Second Lien Term Loan Facility in 2010. The Second Lien Term Loan Facility is not prepayable until June 30, 2011, unless the source of such prepayment is cash generated in AAM's ordinary course business operations and is subject to an intercreditor agreement with existing senior lenders and cannot be terminated prior to June 30, 2011. As of December 31, 2010, we have not borrowed under this facility.

Also, as part of the 2009 Settlement and Commercial Agreement, we granted GM with a contingent right of access to certain of our facilities as collateral under the agreement. In addition, we granted GM a security interest in certain operating assets, certain real estate and intellectual property used in production of GM component parts. Upon the occurrence of certain specified events, which generally involve a material and imminent breach of our supply obligations at a particular facility, GM may elect to access and use the operating assets and real estate used to manufacture, process and ship GM component parts produced at specified AAM facilities for a period of up to 360 days after invoking its right of access. GM would also have the right to resource component part production to alternative suppliers. The right of access would continue for ninety days following the later of repayment and termination of the Second Lien Term Loan Facility and termination of the expedited payment terms. If we do not achieve compliance with the Secured Debt Leverage Ratio under the Revolving Credit Facility as of March 31, 2011 (without regard to a waiver, amendment, forbearance or modification of such covenant granted by the Amended Revolving Credit Facility lenders), GM’s right of access will be extended through March 31, 2012.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2011	$26.2
2012	3.6
2013	3.0
2014	251.9
2015	0.4
Thereafter	724.9
Total	$1,010.0

INTEREST EXPENSE AND INVESTMENT INCOME Interest expense was $89.0 million in 2010, $84.5 million in 2009 and $70.4 million in 2008. The increase in interest expense in 2010 as compared to 2009 primarily reflects higher interest rates and amortization of debt issuance costs. Interest expense increased in 2009 as compared to 2008 as a result of higher interest rates and higher average outstanding borrowings. We capitalized interest of $4.0 million in 2010, $7.1 million in 2009 and $5.9 million in 2008. The weighted-average interest rate of our long-term debt outstanding at December 31, 2010 was 8.2% as compared to 8.3% and 7.0% at December 31, 2009 and 2008, respectively. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $31.1 million and $14.6 million as of December 31, 2010 and 2009, respectively.

Investment income was $3.8 million in 2010, $2.0 million in 2009 and $2.5 million in 2008. Investment income includes interest and dividends earned on cash and cash equivalents and realized and unrealized gains and losses on our short-term investments during the period. See Note 6 - Fair Value for more detail on investment income.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DERIVATIVES AND RISK MANAGEMENT

DERIVATIVE FINANCIAL INSTRUMENTS In the normal course of business, we are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. To manage a portion of these inherent risks, we may purchase certain types of derivative financial instruments based on management's judgment of the trade-off between risk, opportunity and cost. We do not hold or issue derivative financial instruments for trading or speculative purposes. The ineffective portion of any hedge is included in current earnings. The impact of hedge ineffectiveness was not significant in any of the periods presented.

CURRENCY FORWARD CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Brazilian Real and Canadian Dollar. We had currency forward contracts relating to the Mexican Peso with a notional amount of $48.0 million outstanding at December 31, 2010. There were no currency forward contracts in place as of December 31, 2009.

INTEREST RATE SWAPS We are exposed to variable interest rates on certain credit facilities. From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates. In the fourth quarter of 2008, we terminated our interest rate swap with a notional amount of $200.0 million that converted variable rate financing based on 3-month LIBOR into fixed interest rates.  As of December 31, 2010, no interest rate swaps were in place.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income (loss) from accumulated other comprehensive income (loss):

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Gain (Loss) Reclassified During the Twelve Months Ended December 31,		Gain (Loss) Expected to be Reclassified During the Next 12 Months
		2010	2009
		(in millions)
Currency forward contracts	Cost of Goods Sold	$0.8	$(7.5)	$1.3
Interest rate hedges	Interest Expense	—	(4.1)	—

In 2009, as a result of our prepayment of the Amended Term Loan, we reclassified the remaining $1.3 million loss in accumulated other comprehensive income (loss) (AOCI) related to the interest rate swap. This loss was included in debt refinancing and redemption costs on our Consolidated Statement of Operations in 2009.

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to GM were approximately 75%, 78% and 74% of our total net sales in 2010, 2009 and 2008, respectively. Accounts and other receivables due from GM were $45.5 million at year-end 2010 and $60.5 million at year-end 2009. Sales to Chrysler Group LLC (Chrysler) were approximately 9% of our total net sales in 2010, 8% in 2009 and 10% in 2008. Accounts receivable due from Chrysler were $27.3 million at year-end 2010 and $28.0 million at year-end 2009. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $254.4 million as of December 31, 2010 and $229.3 million as of December 31, 2009. See Note 9 - Employee Benefit Plans for more detail on this cost sharing asset.

We diversify the concentration of invested cash, cash equivalents and short-term investments among different financial institutions and we monitor the selection of counterparties to other financial instruments to avoid unnecessary concentrations of credit risk.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$152.5	$152.5	$77.0	$77.0	Level 1
Short-term investments	—	—	4.2	4.2	Level 2
Prepaid expenses and other current assets
Currency forward contracts	1.3	1.3	—	—	Level 2

In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  Since this suspension, we have received $6.4 million, $71.6 million and $40.1 million in redemptions from these funds in 2010, 2009 and 2008, respectively.  In 2010, we recorded a gain of $2.3 million related to distributions of our short-term investments, from which distributions were previously suspended. In 2009, we recorded an other-than-temporary impairment of $1.3 million based on the estimated fair value of our remaining investments in these funds. In 2008, we recorded a loss of $5.5 million as a result of an other-than-temporary decline in the fair value of our investments in these funds.

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term maturities of these instruments.  The carrying value of our borrowings under the foreign credit facilities approximates their fair value due to the frequent resetting of the interest rates.  We estimated the fair value of our outstanding debt using available market information and other observable data to be as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$60.0	$57.0	Level 2
9.25% Notes	420.3	473.9	419.6	433.5	Level 2
7.875% Notes	300.0	306.0	300.0	258.0	Level 2
5.25% Notes	249.9	245.0	249.9	212.5	Level 2

Investments in our defined benefit plans are stated at fair value. See Note 9 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets as of December 31, 2010 and December 31, 2009.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-LIVED ASSETS  In 2010 and 2009, as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets.  In this analysis we utilized the income approach, which determines fair value through a discounted cash flow analysis based on the assumptions a market participant would use in pricing these assets.  Significant inputs used by management when determining the fair value of long-lived assets for impairment include general economic conditions, future expected production volumes, product pricing and cost estimates, working capital and capital investment requirements, discount rates and estimated liquidation values.

The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in Twelve Months ended December 31, 2010	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in Twelve Months ended December 31, 2009
	(in millions)
Property, plant and equipment, net	$—	$7.6	$34.1	$72.6
Other assets and deferred charges	—	0.8	1.5	3.3

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

In 2010, we classified certain administrative and engineering facilities located in Detroit, Michigan as held-for-sale and wrote these assets down to their estimated fair value using available market data. As a result, we recorded a loss of $5.1 million in 2010, of which $3.3 million was recorded to selling, general and administrative expenses and $1.8 million was recorded to cost of goods sold. In 2010, we reclassified $1.1 million from property, plant and equipment, net to other assets and deferred charges on our Condensed Consolidated Balance Sheet. The following table summarizes the loss on remeasurement of long-lived assets held-for-sale measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value Measurements using Level 3 Inputs	Loss on Remeasurement Recorded in Twelve Months ended December 31, 2010
	(in millions)
Other assets and deferred charges	$1.1	$5.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	INVESTMENT IN JOINT VENTURES

In the fourth quarter of 2010, we formed a joint venture with Saab.  The new company, e-AAM Driveline Systems AB (e-AAM), engineers and develops electric all-wheel-drive (eAWD) hybrid driveline systems to be commercialized for passenger cars and crossover vehicles.  We consolidated e-AAM as we are the majority owner, owning 67% of the shares in this joint venture while Saab owns the remaining 33%.

In connection with the formation of e-AAM, we have agreed to contribute ongoing funding to cover e-AAM's business operations through 2012 in the amount of approximately $26 million, based on current exchange rates, of which we paid approximately $5 million in the fourth quarter of 2010. In exchange for its ownership interest in e-AAM, Saab contributed its existing business related to the eAWD technology, consisting of a workforce of skilled engineers and intangible assets which include a GM license agreement for the Saab developed eAWD technology while it was owned by GM, a long-term supply agreement with Saab, under which e-AAM will supply the eAWD technology for certain future Saab product platforms, and existing technology in the form of in-process R&D. We recorded intangible assets of $8.7 million as of December 31, 2010 in connection with the acquisition of this business from Saab. See Note 1 - Organization and Summary of Significant Accounting Policies for more detail on these intangible assets. We also recorded $8.0 million of goodwill associated with the formation of e-AAM and the acquisition of the business from Saab.

8.	STOCKHOLDER RIGHTS PLAN

In September 2003, our Board of Directors adopted a Stockholder Rights Plan (the Rights Plan) and declared a dividend of one preferred share purchase right for each outstanding share of common stock for stockholders of record on September 25, 2003. The Rights Plan provides a reasonable means of safeguarding the interests of all stockholders against unsolicited takeover attempts at a price not reflective of the Company's fair value. The Rights Plan is designed to give the Board of Directors sufficient time to evaluate and respond to an unsolicited takeover attempt and to encourage anyone or group considering such action to negotiate first with the Board of Directors.
On October 30, 2009, we amended the Rights Plan in order to preserve the long-term value and availability of our net operating loss (NOL) carryforwards and related tax benefits (“Amended Rights Plan”). The Amended Rights Plan, among other things, reduced the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the plan from 15% of our then-outstanding shares of common stock to 4.99% of our then-outstanding shares of common stock.  The Amended Rights Plan also expanded the scope of the definition of “Acquiring Person” to include persons or groups that would be considered “5-percent shareholders” under Section 382 of the Internal Revenue Code of 1986, as amended, and the treasury regulations promulgated thereunder. Stockholders who beneficially owned 5% or more of our outstanding shares of common stock at the time of the amendment were exempt from the 4.99% threshold, subject to certain restrictions set forth in the Amended Rights Plan.
On February 8, 2011, AAM's Board of Directors approved a second amended and restated rights plan (Second Amended Rights Plan) to remove certain provisions that were added as part of the October 2009 amendment. The Second Amended Rights Plan, among other things, increases the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the plan from 4.99% of the Company's then-outstanding shares of common stock, par value $0.01 per share, to 15% of the Company's then-outstanding shares of Common Stock. The Second Amended Rights Plan also narrows the scope of the definition of “Acquiring Person” to exclude the reference to persons or groups that would be considered “5-percent shareholders” under Section 382 of the Internal Revenue Code of 1986, as amended, and the related treasury regulations promulgated thereunder.
The Second Amended Rights Plan will automatically expire by its terms on September 15, 2013.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT DEFINED BENEFIT PLANS We sponsor various qualified and non-qualified defined benefit pension plans for our eligible associates. We also maintain hourly and salaried benefit plans that provide postretirement medical, dental, vision, legal and life insurance benefits (OPEB) to our eligible retirees and their dependents in the U.S.

As part of the 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this agreement of $254.4 million and $229.3 million at December 31, 2010 and December 31, 2009, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $10.0 million that is classified as a current asset and $244.4 million that is classified as a noncurrent asset as of December 31, 2010.

Actuarial valuations of our benefit plans were made as of December 31, 2010 and 2009. The principal weighted-average assumptions used in the year-end valuation of our U.S. and U.K. plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The U.K. discount rate is based on a review of long-term bonds, in consideration of the average duration of plan liabilities. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2010		2009		2008		2010	2009	2008
	U.S.	U.K	U.S.	U.K	U.S.	U.K.
Discount rate	5.70%	5.35%	6.10%	5.70%	6.50%	5.90%	5.70%	6.00%	6.50%
Expected return on plan assets	8.00%	6.00%	8.00%	6.25%	8.00%	5.90%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.65%	3.75%	3.75%	3.75%	3.30%	3.75%	3.75%	3.75%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accumulated benefit obligation for all defined benefit pension plans was $656.5 million and $613.7 million at December 31, 2010 and December 31, 2009, respectively. The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2010	2009	2010	2009
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$619.6	$565.2	$507.1	$514.9
Service cost	4.9	5.2	1.0	2.3
Interest cost	36.8	36.1	16.1	17.8
Plan amendments	4.4	—	—	(6.6)
Actuarial loss	35.3	42.2	25.4	8.6
Change in GM portion of OPEB obligation	—	—	25.1	8.2
Participant contributions	0.7	0.7	—	—
Special and contractual termination benefits	—	2.5	—	(0.7)
Curtailments	0.1	(0.6)	—	(21.3)
Benefit payments	(33.6)	(39.3)	(10.4)	(16.1)
Currency fluctuations	(2.8)	7.6	—	—
Net change	45.8	54.4	57.2	(7.8)
Benefit obligation at end of year	$665.4	$619.6	$564.3	$507.1

Change in plan assets
Fair value of plan assets at beginning of year	$358.7	$310.7	$—	$—
Actual return on plan assets	44.7	55.5	—	—
Employer contributions	44.0	24.9	10.4	16.1
Participant contributions	0.7	0.7	—	—
Benefit payments	(33.6)	(39.3)	(10.4)	(16.1)
Currency fluctuations	(2.1)	6.2	—	—
Net change	53.7	48.0	—	—
Fair value of plan assets at end of year	$412.4	$358.7	$—	$—

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2010	2009	2010	2009
	(in millions)		(in millions)
Current liabilities	$(1.2)	$(0.8)	$(28.8)	$(26.9)
Noncurrent liabilities	(251.8)	(260.1)	(535.5)	(480.2)
Net liability	$(253.0)	$(260.9)	$(564.3)	$(507.1)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-tax amounts recorded in AOCI, not yet recognized in net periodic benefit cost (credit) as of December 31, 2010 and 2009, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2010	2009	2010	2009
	(in millions)		(in millions)
Net actuarial gain (loss)	$(171.2)	$(152.1)	$9.2	$35.9
Net prior service credit	1.0	1.0	28.8	31.9
Total amounts recorded	$(170.2)	$(151.1)	$38.0	$67.8

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	2010	2009	2008	2010	2009	2008
	(in millions)			(in millions)
Service cost	$4.9	$5.2	$13.0	$1.0	$2.3	$14.4
Interest cost	36.8	36.1	37.2	16.1	17.8	22.9
Expected asset return	(31.8)	(30.4)	(38.6)	—	—	—
Amortized actuarial loss (gain)	2.5	1.3	0.2	(1.4)	(1.7)	—
Amortized prior service cost (credit)	—	(0.1)	0.8	(3.1)	(5.4)	(8.3)
Special and contractual
termination benefits	—	2.5	53.4	—	(0.7)	11.0
Curtailments	0.2	(1.5)	(1.0)	—	(68.0)	(75.0)
Settlement	—	0.4	—	—	—	(9.4)
Net periodic benefit cost (credit)	$12.6	$13.5	$65.0	$12.6	$(55.7)	$(44.4)

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

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that is expected to be amortized from AOCI into net periodic benefit cost in 2011 are $4.8 million and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2011 is $0.2 million and $3.1 million, respectively.

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 9.0% was assumed for 2011. The rate was assumed to decrease gradually to 5.0% by 2019 and to remain at that level thereafter. Health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2010 and the postretirement obligation, net of GM cost sharing, at December 31, 2010 by $1.8 million and $33.9 million, respectively. A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2010 and the postretirement obligation, net of GM cost sharing, at December 31, 2010 by $1.5 million and $28.3 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $50.2 million in 2011; $53.0 million in 2012; $53.8 million in 2013; $54.9 million in 2014; $56.6 million in 2015 and $299.2 million for 2016 through 2020. These amounts were estimated using the same assumptions to measure our 2010 year-end pension and OPEB obligations and include an estimate of future employee service.

Contributions We currently estimate our regulatory pension funding requirements in 2011 to be approximately $25 million. We expect our cash outlay, net of GM cost sharing, for OPEB to be approximately $15 million.

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

In 2008 we recorded a net gain of $76.0 million for the curtailment of certain pension and OPEB in 2008. This resulted primarily from the reduction in the expected future pension and OPEB related to those hourly associates who accepted the SSP and terminated employment from AAM. We also recorded expense of $64.4 million for special and contractual termination benefits in 2008. This charge primarily included lump-sum SSP benefits to be paid under our pension plans, contractual pension and OPEB to be provided to certain eligible associates at the facilities operating under our plant closure agreements and future postretirement benefits to be provided to certain eligible associates who have accepted the SSP.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2010 and 2009 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2010	2009	Allocation	2010	2009	Allocation
Equity securities	51.6%	50.5%	50% - 70%	50.5%	51.7%	45% - 55%
Fixed income securities	32.8	33.7	30% - 35%	44.3	47.1	45% - 55%
Hedge funds	11.0	12.4	0% - 15%	—	—	0%
Cash	4.6	3.4	0% - 5%	5.2	1.2	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Postretirement Benefit Plan Assets Investments in our defined benefit plans are stated at fair value. Level 1 assets are valued using quoted market prices that represent the asset value of the shares held by the trusts. The level 2 assets are investments in pooled funds, which are valued using a model to reflect the valuation of their underlying assets that are publicly traded with observable values. The fair value of our level 3 postretirement benefit plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios. The fair values of our pension plan assets are as follows:

December 31, 2010
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$19.5	$—	$—	$19.5
Equity
U.S. Large Cap	68.2	2.6	—	70.8
U.S. Small/Mid Cap	45.0	4.3	—	49.3
World Equity	54.6	37.2	—	91.8
Fixed Income Securities
Government & Agencies	44.1	—	—	44.1
Corporate Bonds - Investment Grade	59.8	—	—	59.8
Corporate Bonds - Non-investment Grade	28.5	—	—	28.5
Emerging Market Debt	9.0	—	—	9.0
Other	3.9	—	—	3.9
Hedge Funds
Multi Strategy Hedge Fund	—	—	35.7	35.7
Total Plan Assets	$332.6	$44.1	$35.7	$412.4

December 31, 2009
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$10.8	$—	$—	$10.8
Equity
U.S. Large Cap	85.6	2.8	—	88.4
U.S. Small/Mid Cap	23.5	3.5	—	27.0
World Equity	34.0	32.5	—	66.5
Fixed Income Securities
Government & Agencies	40.7	—	—	40.7
Corporate Bonds - Investment Grade	52.2	—	—	52.2
Corporate Bonds - Non-investment Grade	18.7	—	—	18.7
Emerging Market Debt	17.3	—	—	17.3
Other	1.8	—	—	1.8
Hedge Funds
Multi Strategy Hedge Fund	—	—	35.3	35.3
Total Plan Assets	$284.6	$38.8	$35.3	$358.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in the fair value of our level 3 assets in the Multi Strategy Hedge Fund are as follows:

	December 31,
	2010	2009
	(in millions)
Beginning balance	$35.3	$13.5
Actual return on plan assets:
Relating to assets still held at the reporting date	0.4	1.4
Purchases, sales and settlements, net	—	20.4
Ending balance	$35.7	$35.3

DEFINED CONTRIBUTION PLANS Most of our salaried U.S. associates are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible salaried associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $3.1 million in 2010, $3.3 million in 2009 and $3.8 million in 2008. U.S. salaried associates are eligible to receive an additional annual retirement contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made contributions of $3.5 million, $2.9 million and $3.4 million in 2010, 2009 and 2008, respectively, for the ARC.

As part of the 2008 labor agreements, certain UAW represented associates at our original U.S. locations are eligible for a Company match on associate contributions made to the voluntary savings plans, which began in 2009. Our maximum match will be 25% of hourly associates' contribution up to the first 6% of their contributions. Matching contributions amounted to $0.2 million and $0.4 million in 2010 and 2009, respectively. Certain UAW represented associates are also eligible to receive an ARC benefit of 5% of eligible wages, which also began in 2009. We made contributions of $1.8 million in both 2010 and 2009 for the ARC related to these associates.

DEFERRED COMPENSATION PLAN Certain U.S. associates are eligible to participate in a non-qualified deferred compensation plan. Payments of $1.6 million, $1.4 million and $1.7 million have been made in 2010, 2009 and 2008, respectively, to eligible associates that have elected distributions. At December 31, 2010 and 2009, our deferred compensation liability was $11.2 million and $11.7 million, respectively. Due to the changes in the value of this deferred compensation plan we increased our liability by $1.1 million in 2010, increased our liability by $2.0 million in 2009 and reduced our liability by $2.3 million in 2008.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	STOCK-BASED COMPENSATION

At December 31, 2010, we have grants outstanding under stock incentive compensation plans approved by our stockholders. Under these plans, a total of 19.1 million shares have been authorized for issuance to our directors, officers and certain other associates in the form of options, unvested restricted stock or other awards that are based on the value of our common stock. The 1999 stock incentive compensation plan expired in January 2009. The Company has no shares available for future grants at December 31, 2010.

STOCK OPTIONS Under the terms of the plans, stock options are granted at the market price of the stock on the grant date. The contractual term of outstanding stock options ranges from 10 to 12 years. We issue new shares to satisfy stock-based awards.

Stock option awards become exercisable in three approximately equal annual installments beginning one year from the date of grant.

The following table summarizes activity relating to our stock options:

		Weighted-
	Number of	Average Exercise
	Shares	Price Per Share
	(in millions, except per share data)
Outstanding at January 1, 2008	6.1	$24.16
Options granted	0.3	10.08
Options exercised	(0.1)	11.47
Options canceled	(0.3)	23.45
Outstanding at December 31, 2008	6.0	$23.57
Options granted	0.1	2.81
Options exercised	(0.2)	4.26
Options canceled	(0.3)	22.84
Outstanding at December 31, 2009	5.6	$23.96
Options granted	—	—
Options exercised	(0.2)	6.94
Options canceled	(0.4)	17.37
Outstanding at December 31, 2010	5.0	$25.01

Exercisable at December 31, 2008	5.4	$24.42
Exercisable at December 31, 2009	5.1	$25.05
Exercisable at December 31, 2010	4.8	$25.75

As of December 31, 2010, unrecognized compensation cost related to unvested stock options totaled $0.1 million. The weighted average period over which this cost is expected to be recognized is approximately one year. The total intrinsic value of options outstanding and exercisable as of December 31, 2010 was $3.0 million and $1.8 million, respectively. The total intrinsic value of stock options exercised was $0.8 million in both 2010 and 2009.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2010:

		Weighted-			Weighted-
Range of	Stock Options	Average Exercise	Weighted-Average	Stock Options	Average Exercise
Exercise Prices	Outstanding	Price Per Share	Contractual Life	Exercisable	Price Per Share
	(in millions, except per share data)		(in years)	(in millions, except per share data)
$2.81	0.1	$2.81	8.0	—	$—
$8.85	0.3	8.85	0.3	0.3	8.85
$10.08 - $15.58	0.7	13.22	5.7	0.6	13.70
$19.54 - $23.73	1.1	23.66	2.1	1.1	23.66
$24.15 - $27.00	1.6	25.01	2.7	1.6	25.01
$32.13 - $40.83	1.2	38.56	3.1	1.2	38.56
	5.0	$25.01	3.0	4.8	$25.75

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity relating to our PARS, RS and RSUs:

		Weighted Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2008	2.3	$22.33
Granted	1.0	18.87
Vested	(0.2)	22.59
Cancelled	(0.2)	21.87
Outstanding at December 31, 2008	2.9	$21.17
Granted	1.3	2.81
Vested	(0.7)	18.36
Cancelled	(0.2)	19.78
Outstanding at December 31, 2009	3.3	$14.77
Granted	—	—
Vested	(0.4)	23.42
Cancelled	(0.1)	14.54
Outstanding at December 31, 2010	2.8	$13.48

As of December 31, 2010, unrecognized compensation cost related to unvested PARS, RS and RSUs totaled $4.4 million. The weighted average period over which this cost is expected to be recognized is less than one year. In 2010 and 2009, the total fair market value of PARS, RS and RSUs vested was $4.2 million and $3.7 million, respectively.
We made cash payments of $1.2 million, $0.1 million and $2.0 million related to vested RSUs in 2010, 2009 and 2008, respectively.

PERFORMANCE AWARDS As of December 31, 2010, we have performance awards outstanding under our AAM 2009 long-term incentive plan. We granted performance awards payable in cash to our officers which vest in full over a three year performance period. The payout of these awards is based on a total shareholder return (TSR) measure that compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Share price appreciation and dividends paid will be measured over the performance period to determine TSR.

According to the applicable accounting guidance, these awards are considered to be stock-based compensation because the final payout amount is based “at least in part” on the price of our shares. As these awards are settled in cash, they are determined to be liability awards and will be remeasured at the end of each reporting period until settlement. The fair value of the performance awards is calculated on a quarterly basis using the Monte Carlo simulation approach and the liability is adjusted accordingly based on changes to the fair value and the percentage of time vested. The Monte Carlo simulation approach utilizes inputs on volatility assumptions, risk free rates, the price of the Company’s and our peer group's common stock and their correlation as of each valuation date. Volatility assumptions are based on historical and implied volatility measurements.

During 2010 and 2009, we recognized compensation expense associated with the performance awards of approximately $1.6 million and $1.1 million, respectively. We have recorded a liability of $2.7 million as of December 31, 2010. As of December 31, 2010, based on the current fair value, the estimated unrecognized compensation cost related to the performance awards totaled $2.4 million. The weighted average period over which this cost is expected to be recognized is eighteen months.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	INCOME TAXES

Income (loss) before income taxes for U.S. and non-U.S. operations was as follows:

	2010	2009	2008
	(in millions)
U.S. loss	$(13.4)	$(364.0)	$(1,168.4)
Non - U.S. income	132.2	66.9	47.1
Total income (loss) before income taxes	$118.8	$(297.1)	$(1,121.3)

The following is a summary of the components of our provisions for income taxes:

	2010	2009	2008
	(in millions)
Current
Federal	$6.0	$6.0	$6.0
Other state and local	1.4	0.5	1.4
Foreign	5.5	17.3	7.7
Total current	$12.9	$23.8	$15.1

Deferred
Federal	$(6.0)	$(64.7)	$74.7
Other state and local	0.5	(0.6)	3.8
Foreign	(3.1)	(2.3)	9.7
Total deferred	(8.6)	(67.6)	88.2
Total income tax expense (benefit)	$4.3	$(43.8)	$103.3

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2010	2009	2008
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(42.9)	11.6	2.2
State and local	1.6	0.1	—
Valuation allowance	(39.3)	(10.2)	(44.8)
U.S. tax on unremitted foreign earnings	49.6	(33.2)	—
NOL carryback refund	—	16.4	—
Other	(0.4)	(5.0)	(1.6)
Effective income tax rate	3.6%	14.7%	(9.2)%

Our income tax expense and effective tax rate for 2010 reflects the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in 2010 attributable to the monetization of alternative minimum tax and research and development credits.  We received this tax refund during the fourth quarter of 2010.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our income tax benefit and effective tax rate for 2009 reflects the effect of recording a tax benefit of $48.8 million related to the extension of the carryback period of our 2008 NOL and recording a valuation allowance against income tax benefits on losses in the U.S. and certain foreign subsidiaries. In 2009, we also established a deferred tax liability of $118.8 million which represented the estimated tax impact of the undistributed earnings of certain foreign subsidiaries as we believed these accumulated foreign earnings in certain jurisdictions were likely to be remitted to the U.S. as dividends or intercompany loans.

The income tax expense and effective tax rate for 2008 reflects the effect of recording $62.7 million to establish a full valuation allowance against deferred tax assets in the U.S. and U.K. and the effect of not recording an income tax benefit on tax losses in the U.S.

As of December 31, 2010 and 2009, we have refundable income taxes of $5.9 million and $52.7 million, respectively, classified as prepaid expenses and other on our Consolidated Balance Sheet. The decrease in refundable income taxes primarily reflects the collection of the $48.8 million refund in 2010 relating to our special carryback election. We also have income taxes payable of $0.3 million and $3.8 million classified as other accrued expenses on our Consolidated Balance Sheet as of December 31, 2010 and 2009, respectively.

The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31,
	2010	2009
	(in millions)
Current deferred tax assets
Employee benefits	$14.8	$12.9
Inventory	7.7	6.6
Deferred revenue	22.7	21.7
Prepaid taxes and other	6.4	6.8
Valuation allowance	(41.2)	(42.1)
Total current deferred tax assets	$10.4	$5.9

Current deferred tax liabilities
Unrealized foreign exchange gain and other	(11.3)	(4.4)
Current deferred tax asset (liability), net	$(0.9)	$1.5

Current deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2010	2009
	(in millions)

U.S. federal and state deferred tax asset, net	$—	$—
Other foreign deferred tax asset (liability), net	(0.9)	1.5
Current deferred tax asset (liability), net	$(0.9)	$1.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the significant components of our noncurrent deferred tax assets and liabilities:

	December 31,
	2010	2009
	(in millions)
Noncurrent deferred tax assets
Employee benefits	$235.1	$249.6
NOL carryforwards	152.1	164.6
Tax credit carryforwards	101.9	99.9
Capital allowance carryforwards	22.7	24.6
Fixed assets	30.5	33.1
Deferred revenue	34.8	59.2
Capitalized expenditures	62.8	75.1
Other	9.4	4.4
Valuation allowances	(519.7)	(517.6)
Noncurrent deferred tax assets	129.6	192.9
Noncurrent deferred tax liabilities
U.S. tax on unremitted foreign earnings	(91.0)	(118.8)
Fixed assets and other	(6.6)	(52.0)
Noncurrent deferred tax asset, net	$32.0	$22.1

Noncurrent deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2010	2009
	(in millions)
U.S. federal and state deferred tax asset, net	$27.7	$22.2
Other foreign deferred tax asset (liability), net	4.3	(0.1)
Noncurrent deferred tax asset, net	$32.0	$22.1

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES The deferred income tax assets and liabilities previously summarized reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. As of December 31, 2010 and December 31, 2009, we had deferred tax assets from domestic and foreign NOL and tax credit carryforwards of $276.7 million and $289.1 million, respectively. Approximately $73.2 million of the deferred tax assets at December 31, 2010 relate to NOL carryforwards or tax credits that can be carried forward indefinitely with the remainder having carryover periods of 4 to 20 years.

Accounting guidance for income taxes requires a deferred tax liability be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. We believe these accumulated foreign earnings in certain jurisdictions are likely to be remitted to the U.S. as dividends or intercompany loans and have established a deferred tax liability of $91.0 million and $118.8 million as of December 31, 2010 and 2009, respectively, which represents the estimated tax impact of the undistributed earnings of certain foreign subsidiaries. The remittance of these undistributed earnings may subject us to U.S. income taxes and certain foreign withholding taxes at the time of remittance.

 As a result of the Patient Protection and Affordable Care Act of 2010, our deferred tax asset decreased by approximately $12 million.  As we have previously recorded a valuation allowance against our U.S. deferred tax assets, there was no net impact to income tax expense or our net deferred tax assets.

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

At December 31, 2010, our valuation allowance was $560.9 million compared to $559.7 million at December 31, 2009.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2008	$31.2	$1.8
Increase in prior year tax positions	7.0	3.6
Decrease in prior year tax positions	(1.7)	(0.2)
Increase in current year tax positions	4.4	—
Settlement	(0.3)	—
Balance at December 31, 2008	$40.6	$5.2
Increase in prior year tax positions	0.5	4.1
Decrease in prior year tax positions	(1.2)	—
Increase in current year tax positions	0.7	6.0
Balance at December 31, 2009	$40.6	$15.3
Increase in prior year tax positions	6.2	6.1
Decrease in prior year tax positions	(0.2)	—
Increase in current year tax positions	1.0	0.3
Settlement	—	(0.3)
Balance at December 31, 2010	$47.6	$21.4

At December 31, 2010 and December 31, 2009, we had $47.6 million and $40.6 million of net unrecognized income tax benefits, respectively. Included in the balance at December 31, 2010 and December 31, 2009 is $17.4 million and $10.6 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In 2010, 2009 and 2008, we recognized $6.1 million, $10.1 million and $3.4 million, respectively, of interest and penalties in income tax expense (benefit) on our Consolidated Statement of Operations. We have a liability of $21.4 million and $15.3 million related to the estimated future payment of interest and penalties at December 31, 2010 and 2009, respectively.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The 2004 through 2007 U.S. federal income tax return audits were completed during 2010 with the exception of certain items we are appealing. The Internal Revenue Service (IRS)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

commenced an examination of our U.S. income tax return for 2008 and 2009 in the fourth quarter of 2010. In Mexico, the 2006 audit is complete with the exception of certain items we are appealing and we are no longer subject to tax examinations by the Mexican tax authorities for tax years before 2006. At this time, we are also under audit in several other foreign jurisdictions.

Based on the status of the IRS audits and audits outside the U.S. and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. However, as of December 31, 2010, the IRS and other foreign tax authorities have proposed certain adjustments to our taxable income that would impact our liability for unrecognized tax benefits. Although it is not possible to predict the timing of the conclusion of all ongoing audits with accuracy, we anticipate that the current U.S. IRS audits will not be completed before 2012. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

12.	EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	2010	2009	2008
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$115.4	$(253.1)	$(1,224.3)

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	71.5	52.6	51.6

Effect of dilutive securities -
Dilutive stock options	0.1	—	—
Dilutive warrants	2.9	—	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	74.5	52.6	51.6

Basic EPS	$1.61	$(4.81)	$(23.73)

Diluted EPS	$1.55	$(4.81)	$(23.73)

Basic and diluted loss per share are the same in 2009 because the effect of 0.7 million potentially dilutive warrants would have been antidilutive. Basic and diluted loss per share are the same in 2008 because the effect of 1.0 million potentially dilutive shares would have been antidilutive.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average annual market prices of our stock. The number of stock options outstanding excluded from the calculation of diluted EPS was 4.8 million at year-end 2010, 5.7 million at year-end 2009 and 5.2 million at year-end 2008. The ranges of exercise prices related to these stock options were $10.08 - $40.83 at year-end 2010, $8.85 - $40.83 at year-end 2009 and $12.00 - $40.83 at year-end 2008.

As part of the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitle GM to purchase 4.1 million shares of AAM’s common stock at an exercise price of $2.76 per share. On February 4, 2010, we received a notice of exercise from GM for 2.0 million of these warrants. In accordance with the cashless exercise option available in the agreement, we issued 1.7 million shares of common stock to GM. If we borrow under the Second Lien Term Loan Facility, we will issue GM additional warrants to purchase a pro rata portion of up to an additional 6.9 million shares of AAM’s common stock at an exercise price of $2.76 per share based upon the amount drawn under the Facility. These warrants will expire on September 16, 2014.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $94.4 million at December 31, 2010 and $76.3 million at December 31, 2009.

LEGAL PROCEEDINGS We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant during 2010, 2009 and 2008.
ENVIRONMENTAL OBLIGATIONS Due to the nature of our manufacturing operations, we have legal obligations to perform asset retirement activities pursuant to federal, state, and local requirements. The process of estimating environmental liabilities is complex. Significant uncertainty may exist related to the timing and method of the settlement of these obligations. Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and assess the probabilities of potential settlement dates and the potential methods of settlement. As a result of the plant idling and consolidations in 2009 and 2010, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  See Note 2 - Restructuring Actions for more detail on our environmental liabilities, included in asset retirement obligations.
In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on available information. Any update may change our estimate and could result in a material adjustment to this liability.

PRODUCT WARRANTIES We record a liability for estimated warranty obligations at the dates our products are sold. Our estimated warranty obligations for products sold are based on management estimates. For products and customers with actual warranty payment experience, we estimate warranty costs principally based on past claims history. For certain products and customers, actual warranty payment experience does not exist or is not mature. In these cases, we estimate our costs based on our analysis of the contractual arrangements with individual customers, existing customer warranty programs, sales history and internal and external warranty data. The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2010	2009
	(in millions)
Beginning balance	$2.1	$2.6
Accruals	1.2	0.5
Settlements	(0.5)	(0.4)
Adjustments to prior period accruals	(0.4)	(0.8)
Foreign currency translation and other	(0.1)	0.2
Ending balance	$2.3	$2.1

As part of the 2009 Settlement and Commercial Agreement, AAM has agreed to expanded warranty cost sharing with GM beginning in 2011.

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

	December 31,
	2010	2009	2008
	(in millions)
Net sales
United States	$1,396.7	$979.7	$1,306.5
Canada	50.1	66.5	166.2
Mexico	638.0	371.6	469.2
South America	99.5	34.9	51.0
Other	98.7	68.9	116.3
Total net sales	$2,283.0	$1,521.6	$2,109.2

Long-lived assets
United States	$816.2	$818.0	$939.1
Mexico	381.8	410.3	432.3
South America	124.4	112.0	75.2
Other	151.6	102.2	85.2
Total long-lived assets	$1,474.0	$1,442.5	$1,531.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2010
Net sales	$521.9	$559.6	$618.2	$583.3
Gross profit	87.3	98.9	113.9	101.6
Net income	16.2	25.3	38.7	34.3
Net income attributable to AAM	16.3	25.4	38.8	34.9
Basic EPS (2)	$0.23	$0.36	$0.54	$0.49
Diluted EPS (2)	$0.22	$0.34	$0.52	$0.47

2009
Net sales	$402.4	$245.6	$409.6	$464.0
Gross profit (loss)	27.1	(215.1)	88.5	68.4
Net income (loss) (1)	(32.7)	(288.7)	19.6	48.5
Net income (loss) attributable to AAM (1)	(32.7)	(288.6)	19.6	48.6
Basic EPS (2)	$(0.59)	$(5.20)	$0.35	$0.83
Diluted EPS (2)	$(0.59)	$(5.20)	$0.35	$0.80

(1)
Net loss and net loss attributable to AAM in the second quarter of 2009 included $172.8 million of charges related to asset impairments, indirect inventory obsolescence and idled leased assets and a $22.5 million charge related to acceleration of BDP expense. Net income and net income attributable to AAM in the third quarter of 2009 included a $42.3 million gain related to the curtailment of certain pension and other postretirement benefits. Net income and net income attributable to AAM in the fourth quarter of 2009 included a $48.8 million income tax benefit for a tax refund claim related to a special 5-year NOL carryback election.

(2)	Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - 7.875% NOTES, 5.25% NOTES AND 2.00% CONVERTIBLE NOTES

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc. Holdings fully and unconditionally guarantees the 7.875% Notes and 5.25% Notes, which are senior unsecured obligations of AAM, Inc. The 2.00% Convertible Notes are senior unsecured obligations of Holdings and are fully and unconditionally guaranteed by AAM, Inc.

The following Condensed Consolidating Financial Statements are included in lieu of providing separate financial statements for Holdings and AAM, Inc. These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiaries' cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations

2010	Holdings	AAM Inc.	All Others	Elims	Consolidated
	(in millions)
Net sales
External	$—	$623.6	$1,659.4	$—	$2,283.0
Intercompany	—	26.0	175.7	(201.7)	—
Total net sales	—	649.6	1,835.1	(201.7)	2,283.0
Cost of goods sold	—	601.1	1,481.9	(201.7)	1,881.3
Gross profit	—	48.5	353.2	—	401.7
Selling, general and administrative expenses	—	177.8	19.8	—	197.6
Operating income (loss)	—	(129.3)	333.4	—	204.1
Non-operating income (expense), net	—	(88.6)	3.3	—	(85.3)
Income (loss) before income taxes	—	(217.9)	336.7	—	118.8
Income tax expense	—	1.5	2.8	—	4.3
Earnings from equity in subsidiaries	115.4	152.5	—	(267.9)	—
Net income (loss) before royalties and dividends	115.4	(66.9)	333.9	(267.9)	114.5
Royalties and dividends	—	182.3	(182.3)	—	—
Net income after royalties and dividends	115.4	115.4	151.6	(267.9)	114.5
Net loss attributable to noncontrolling interests	—	—	0.9	—	0.9
Net income attributable to AAM	$115.4	$115.4	$152.5	$(267.9)	$115.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2009	Holdings	AAM Inc.	All Others	Elims	Consolidated
Net sales
External	$—	$514.5	$1,007.1	$—	$1,521.6
Intercompany	—	25.4	105.2	(130.6)	—
Total net sales	—	539.9	1,112.3	(130.6)	1,521.6
Cost of goods sold	—	656.7	1,026.6	(130.6)	1,552.7
Gross profit (loss)	—	(116.8)	85.7	—	(31.1)
Selling, general and administrative expenses	—	163.0	9.7	—	172.7
Operating income (loss)	—	(279.8)	76.0	—	(203.8)
Non-operating income (expense), net	—	(95.5)	2.2	—	(93.3)
Income (loss) before income taxes	—	(375.3)	78.2	—	(297.1)
Income tax expense (benefit)	—	(59.5)	15.7	—	(43.8)
Earnings (loss) from equity in subsidiaries	(253.1)	17.5	—	235.6	—
Net income (loss) before royalties and dividends	(253.1)	(298.3)	62.5	235.6	(253.3)
Royalties and dividends	—	45.2	(45.2)	—	—
Net loss after royalties and dividends	(253.1)	(253.1)	17.3	235.6	(253.3)
Net loss attributable to noncontrolling interests	—	—	0.2	—	0.2
Net income (loss) attributable to AAM	$(253.1)	$(253.1)	$17.5	$235.6	$(253.1)

2008	Holdings	AAM Inc.	All Others	Elims	Consolidated
Net sales
External	$—	$952.6	$1,156.6	$—	$2,109.2
Intercompany	—	43.1	72.5	(115.6)	—
Total net sales	—	995.7	1,229.1	(115.6)	2,109.2
Cost of goods sold	—	1,896.4	1,193.6	(115.6)	2,974.4
Gross profit (loss)	—	(900.7)	35.5	—	(865.2)
Selling, general and administrative expenses	—	181.3	4.1	—	185.4
Operating income (loss)	—	(1,082.0)	31.4	—	(1,050.6)
Non-operating expense, net	—	(65.8)	(4.9)	—	(70.7)
Income (loss) before income taxes	—	(1,147.8)	26.5	—	(1,121.3)
Income tax expense (benefit)	—	107.3	(4.0)	—	103.3
Loss from equity in subsidiaries	(1,224.3)	(19.2)	—	1,243.5	—
Net income (loss) before royalties and dividends	(1,224.3)	(1,274.3)	30.5	1,243.5	(1,224.6)
Royalties and dividends	—	50.0	(50.0)	—	—
Net loss after royalties and dividends	(1,224.3)	(1,224.3)	(19.5)	1,243.5	(1,224.6)
Net loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net loss attributable to AAM	$(1,224.3)	$(1,224.3)	$(19.2)	$1,243.5	$(1,224.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
2010	Holdings	AAM Inc.	All Others	Elims	Consolidated
Assets	(in millions)
Current assets
Cash and cash equivalents	$—	$67.6	$177.0	$—	$244.6
Accounts receivable, net	—	18.4	128.2	—	146.6
Inventories, net	—	34.8	95.5	—	130.3
Other current assets	—	35.6	45.0	—	80.6
Total current assets	—	156.4	445.7	—	602.1
Property, plant and equipment, net	—	259.6	676.7	—	936.3
Goodwill	—	—	155.8	—	155.8
Other assets and deferred charges	—	329.8	90.7	—	420.5
Investment in subsidiaries	—	887.7	—	(887.7)	—
Total assets	$—	$1,633.5	$1,368.9	$(887.7)	$2,114.7
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$76.4	$207.2	$—	$283.6
Other current liabilities	—	209.9	75.6	—	285.5
Total current liabilities	—	286.3	282.8	—	569.1
Intercompany payable (receivable)	320.1	(395.3)	75.2	—	—
Long-term debt	0.4	970.2	39.4	—	1,010.0
Investment in subsidiaries obligation	159.0	—	—	(159.0)	—
Other long-term liabilities	—	931.3	72.4	—	1,003.7
Total liabilities	479.5	1,792.5	469.8	(159.0)	2,582.8
Total AAM Stockholders' equity (deficit)	(479.5)	(159.0)	887.7	(728.7)	(479.5)
Noncontrolling interests in subsidiaries	—	—	11.4	—	11.4
Total stockholders' equity (deficit)	(479.5)	(159.0)	899.1	(728.7)	(468.1)
Total liabilities and stockholders' equity (deficit)	$—	$1,633.5	$1,368.9	$(887.7)	$2,114.7

2009	Holdings	AAM Inc.	All Others	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$80.6	$97.5	$—	$178.1
Short-term investments	—	1.4	2.8	—	4.2
Accounts receivable, net	—	10.9	118.8	—	129.7
Inventories, net	—	22.8	67.8	—	90.6
Other current assets	—	86.4	27.6	—	114.0
Total current assets	—	202.1	314.5	—	516.6
Property, plant and equipment, net	—	272.8	673.9	—	946.7
Goodwill	—	—	147.8	—	147.8
Other assets and deferred charges	—	304.8	70.9	—	375.7
Investment in subsidiaries	—	725.9	—	(725.9)	—
Total assets	$—	$1,505.6	$1,207.1	$(725.9)	$1,986.8
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$59.4	$141.5	$—	$200.9
Other current liabilities	—	185.1	59.5	—	244.6
Total current liabilities	—	244.5	201.0	—	445.5
Intercompany payable (receivable)	318.8	(470.1)	151.3	—	—
Long-term debt	0.4	1,029.4	41.6	—	1,071.4
Investment in subsidiaries obligation	241.0	—	—	(241.0)	—
Other long-term liabilities	—	942.8	87.0	—	1,029.8
Total liabilities	560.2	1,746.6	480.9	(241.0)	2,546.7
Total AAM Stockholders' equity (deficit)	(560.2)	(241.0)	725.9	(484.9)	(560.2)
Noncontrolling interests in subsidiaries	—	—	0.3	—	0.3
Total stockholders' equity (deficit)	(560.2)	(241.0)	726.2	(484.9)	(559.9)
Total liabilities and stockholders' equity (deficit)	$—	$1,505.6	$1,207.1	$(725.9)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
2010	Holdings	AAM Inc.	All Others	Elims	Consolidated
	(in millions)
Net cash provided by (used in) operating activities	$—	$(5.9)	$246.2	$—	$240.3
Investing activities
Purchases of property, plant and equipment	—	(30.8)	(77.5)	—	(108.3)
Proceeds from sale of equipment	—	1.7	3.2	—	4.9
Redemption of short-term investments	—	1.6	4.8	—	6.4
Purchase buyouts of leased equipment	—	(7.8)	—	—	(7.8)
Acquisition, net	—	—	(2.2)	—	(2.2)
Net cash used in investing activities	—	(35.3)	(71.7)	—	(107.0)
Financing activities
Net debt activity	—	(59.2)	(2.7)	—	(61.9)
Intercompany activity	1.3	88.5	(89.8)	—	—
Debt issuance costs	—	(2.2)	—	—	(2.2)
Employee stock option exercises	—	1.1	—	—	1.1
Purchase of treasury stock	(1.3)	—	—	—	(1.3)
Purchase of noncontrolling interest	—	—	(2.1)	—	(2.1)
Net cash provided by (used in) financing activities	—	28.2	(94.6)	—	(66.4)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(13.0)	79.5	—	66.5
Cash and cash equivalents at beginning of period	—	80.6	97.5		178.1
Cash and cash equivalents at end of period	$—	$67.6	$177.0	$—	$244.6

2009	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by (used in) operating activities	$—	$(160.1)	$176.0	$—	$15.9
Investing activities
Purchases of property, plant and equipment	—	(55.3)	(82.4)	—	(137.7)
Proceeds from the sale of property, plant and equipment	—	1.4	0.3	—	1.7
Redemption of short-term investments	—	7.9	63.7	—	71.6
Investment in joint venture	—	—	(10.2)	—	(10.2)
Net cash used in investing activities	—	(46.0)	(28.6)	—	(74.6)
Financing activities
Net debt activity	—	(65.4)	(9.7)	—	(75.1)
Intercompany activity	(139.1)	329.4	(190.3)	—	—
Debt issuance costs	—	(32.9)	—	—	(32.9)
Proceeds from issuance of common stock	109.7	—	—	—	109.7
Proceeds from issuance of warrants to GM	30.3	—	—	—	30.3
Employee stock option exercises	—	1.0	—	—	1.0
Purchase of treasury stock	(0.9)	—	—	—	(0.9)
Net cash provided by (used in) financing activities	—	232.1	(200.0)	—	32.1
Effect of exchange rate changes on cash	—	—	5.9	—	5.9
Net increase (decrease) in cash and cash equivalents	—	26.0	(46.7)	—	(20.7)
Cash and cash equivalents at beginning of period	—	54.6	144.2	—	198.8
Cash and cash equivalents at end of period	$—	$80.6	$97.5	$—	$178.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2008	Holdings	AAM Inc.	All Others	Elims	Consolidated

Net cash provided by (used in) operating activities	$—	$(329.7)	$166.6	$—	$(163.1)
Investing activities
Purchases of property, plant and equipment	—	(54.5)	(85.7)	—	(140.2)
Change in short-term investments	—	(10.6)	(66.5)	—	(77.1)
Proceeds from sale of property, plant and equipment	—	2.1	1.3	—	3.4
Other investing activities	—	(10.7)	(7.1)	—	(17.8)
Net cash used in investing activities	—	(73.7)	(158.0)	—	(231.7)
Financing activities
Net debt activity	(2.3)	295.0	(7.3)	—	285.4
Intercompany activity	20.7	(48.0)	27.3	—	—
Debt issuance costs	—	(13.4)	—	—	(13.4)
Payment of dividends	(18.3)	—	—	—	(18.3)
Employee stock option exercises,
including tax benefit	—	0.9	—	—	0.9
Purchase of treasury stock	(0.1)	—	—	—	(0.1)
Net cash provided by financing activities	—	234.5	20.0	—	254.5
Effect of exchange rate changes on cash	—	—	(4.5)	—	(4.5)
Net increase (decrease) in cash and cash equivalents	—	(168.9)	24.1	—	(144.8)
Cash and cash equivalents at beginning of period	—	223.5	120.1	—	343.6
Cash and cash equivalents at end of period	$—	$54.6	$144.2	$—	$198.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - 9.25% NOTES

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other then AAM, Inc. The 9.25% Notes are senior secured obligations of AAM Inc. and are fully and unconditionally guaranteed by Holdings and all domestic subsidiaries of AAM, Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiaries' cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations

2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net sales
External	$—	$623.6	$186.7	$1,472.7	$—	$2,283.0
Intercompany	—	26.0	160.9	14.8	(201.7)	—
Total net sales	—	649.6	347.6	1,487.5	(201.7)	2,283.0
Cost of goods sold	—	601.1	323.9	1,158.0	(201.7)	1,881.3
Gross profit	—	48.5	23.7	329.5	—	401.7
Selling, general and administrative expenses	—	177.8	—	19.8	—	197.6
Operating income (loss)	—	(129.3)	23.7	309.7	—	204.1
Non-operating income (expense), net	—	(88.6)	0.3	3.0	—	(85.3)
Income (loss) before income taxes	—	(217.9)	24.0	312.7	—	118.8
Income tax expense	—	1.5	0.3	2.5	—	4.3
Earnings (loss) from equity in subsidiaries	115.4	152.5	(26.8)	—	(241.1)	—
Net income (loss) before royalties and dividends	115.4	(66.9)	(3.1)	310.2	(241.1)	114.5
Royalties and dividends	—	182.3	—	(182.3)	—	—
Net income (loss) after royalties and dividends	115.4	115.4	(3.1)	127.9	(241.1)	114.5
Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net income (loss) attributable to AAM	$115.4	$115.4	$(3.1)	$128.8	$(241.1)	$115.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$514.5	$142.3	$864.8	$—	$1,521.6
Intercompany	—	25.4	92.9	12.3	(130.6)	—
Total net sales	—	539.9	235.2	877.1	(130.6)	1,521.6
Cost of goods sold	—	656.7	271.8	754.8	(130.6)	1,552.7
Gross profit (loss)	—	(116.8)	(36.6)	122.3	—	(31.1)
Selling, general and administrative expenses	—	163.0	—	9.7	—	172.7
Operating income (loss)	—	(279.8)	(36.6)	112.6	—	(203.8)
Non-operating income (expense), net	—	(95.5)	2.9	(0.7)	—	(93.3)
Income (loss) before income taxes	—	(375.3)	(33.7)	111.9	—	(297.1)
Income tax expense (benefit)	—	(59.5)	0.2	15.5	—	(43.8)
Earnings (loss) from equity in subsidiaries	(253.1)	17.5	(49.9)	—	285.5	—
Net income (loss) before royalties and dividends	(253.1)	(298.3)	(83.8)	96.4	285.5	(253.3)
Royalties and dividends	—	45.2	—	(45.2)	—	—
Net income (loss) after royalties and dividends	(253.1)	(253.1)	(83.8)	51.2	285.5	(253.3)
Net loss attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Net income (loss) attributable to AAM	$(253.1)	$(253.1)	$(83.8)	$51.4	$285.5	$(253.1)

2008	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$952.6	$148.6	$1,008.0	$—	$2,109.2
Intercompany	—	43.1	64.8	7.7	(115.6)	—
Total net sales	—	995.7	213.4	1,015.7	(115.6)	2,109.2
Cost of goods sold	—	1,896.4	292.6	901.0	(115.6)	2,974.4
Gross profit (loss)	—	(900.7)	(79.2)	114.7	—	(865.2)
Selling, general and administrative expenses	—	181.3	—	4.1	—	185.4
Operating income (loss)	—	(1,082.0)	(79.2)	110.6	—	(1,050.6)
Non-operating expense, net	—	(65.8)	(0.4)	(4.5)	—	(70.7)
Income (loss) before income taxes	—	(1,147.8)	(79.6)	106.1	—	(1,121.3)
Income tax expense (benefit)	—	107.3	(21.5)	17.5	—	103.3
Loss from equity in subsidiaries	(1,224.3)	(19.2)	(48.7)	—	1,292.2	—
Net income (loss) before royalties and dividends	(1,224.3)	(1,274.3)	(106.8)	88.6	1,292.2	(1,224.6)
Royalties and dividends	—	50.0	—	(50.0)	—	—
Net loss after royalties and dividends	(1,224.3)	(1,224.3)	(106.8)	38.6	1,292.2	(1,224.6)
Net loss attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net loss attributable to AAM	$(1,224.3)	$(1,224.3)	$(106.8)	$38.9	$1,292.2	$(1,224.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets	(in millions)
Current assets
Cash and cash equivalents	$—	$67.6	$—	$177.0	$—	$244.6
Accounts receivable, net	—	18.4	24.5	103.7	—	146.6
Inventories, net	—	34.8	27.0	68.5	—	130.3
Other current assets	—	35.6	0.2	44.8	—	80.6
Total current assets	—	156.4	51.7	394.0	—	602.1
Property, plant and equipment, net	—	259.6	91.0	585.7	—	936.3
Goodwill	—	—	147.8	8.0	—	155.8
Other assets and deferred charges	—	329.8	17.2	73.5	—	420.5
Investment in subsidiaries	—	887.7	41.0	—	(928.7)	—
Total assets	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$76.4	$35.7	$171.5	$—	$283.6
Other current liabilities	—	209.9	4.1	71.5	—	285.5
Total current liabilities	—	286.3	39.8	243.0	—	569.1
Intercompany payable (receivable)	320.1	(395.3)	272.5	(197.3)	—	—
Long-term debt	0.4	970.2	6.1	33.3	—	1,010.0
Investment in subsidiaries obligation	159.0	—	—	—	(159.0)	—
Other long-term liabilities	—	931.3	1.2	71.2	—	1,003.7
Total liabilities	479.5	1,792.5	319.6	150.2	(159.0)	2,582.8
Total AAM Stockholders' equity (deficit)	(479.5)	(159.0)	29.1	899.6	(769.7)	(479.5)
Noncontrolling interests in subsidiaries	—	—	—	11.4	—	11.4
Total stockholders' equity (deficit)	(479.5)	(159.0)	29.1	911.0	(769.7)	(468.1)
Total liabilities and stockholders' equity (deficit)	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$80.6	$1.9	$95.6	$—	$178.1
Short-term investments	—	1.4	—	2.8	—	4.2
Accounts receivable, net	—	10.9	27.5	91.3	—	129.7
Inventories, net	—	22.8	16.8	51.0	—	90.6
Other current assets	—	86.4	1.4	26.2	—	114.0
Total current assets	—	202.1	47.6	266.9	—	516.6
Property, plant and equipment, net	—	272.8	101.2	572.7	—	946.7
Goodwill	—	—	147.8	—	—	147.8
Other assets and deferred charges	—	304.8	14.5	56.4	—	375.7
Investment in subsidiaries	—	725.9	13.4	—	(739.3)	—
Total assets	$—	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$59.4	$26.0	$115.5	$—	$200.9
Other current liabilities	—	185.1	3.7	55.8	—	244.6
Total current liabilities	—	244.5	29.7	171.3	—	445.5
Intercompany payable (receivable)	318.8	(470.1)	262.7	(111.4)	—	—
Long-term debt	0.4	1,029.4	6.3	35.3	—	1,071.4
Investment in subsidiaries obligation	241.0	—	—		(241.0)	—
Other long-term liabilities	—	942.8	0.7	86.3	—	1,029.8
Total liabilities	560.2	1,746.6	299.4	181.5	(241.0)	2,546.7
Total AAM Stockholders' equity (deficit)	(560.2)	(241.0)	25.1	714.2	(498.3)	(560.2)
Noncontrolling interests in subsidiaries	—	—	—	0.3	—	0.3
Total stockholders' equity (deficit)	(560.2)	(241.0)	25.1	714.5	(498.3)	(559.9)
Total liabilities and stockholders' equity (deficit)	$—	$1,505.6	$324.5	$896.0	$(739.3)	$1,986.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows

2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net cash provided by (used in) operating activities	$—	$(5.9)	$40.3	$205.9	$—	$240.3
Investing activities
Purchases of property, plant and equipment	—	(30.8)	(6.2)	(71.3)	—	(108.3)
Proceeds from sale of property, plant and equipment	—	1.7	—	3.2	—	4.9
Redemption of short-term investments	—	1.6	—	4.8	—	6.4
Puchase buyouts of leased equipment	—	(7.8)	—	—	—	(7.8)
Acquisition, net	—	—	—	(2.2)	—	(2.2)
Net cash used in investing activities	—	(35.3)	(6.2)	(65.5)	—	(107.0)
Financing activities
Net debt activity	—	(59.2)	(0.2)	(2.5)	—	(61.9)
Intercompany activity	1.3	88.5	(33.7)	(56.1)	—	—
Debt issuance costs	—	(2.2)	—	—	—	(2.2)
Employee stock option exercises	—	1.1	—	—	—	1.1
Purchase of treasury stock	(1.3)	—	—	—	—	(1.3)
Purchase of noncontrolling interest	—	—	(2.1)	—	—	(2.1)
Net cash provided by (used in) financing activities	—	28.2	(36.0)	(58.6)	—	(66.4)
Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(13.0)	(1.9)	81.4	—	66.5
Cash and cash equivalents at beginning of period	—	80.6	1.9	95.6	—	178.1
Cash and cash equivalents at end of period	$—	$67.6	$—	$177.0	$—	$244.6

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net cash provided by (used in) operating activities	$—	$(160.1)	$15.6	$160.4	$—	$15.9
Investing activities
Purchases of property, plant and equipment	—	(54.7)	(26.3)	(60.5)	—	(141.5)
Redemption of short-term investments	—	7.9	—	63.7	—	71.6
Investment in joint venture	—	—	(10.2)	—	—	(10.2)
Other investing activities	—	0.8	0.3	4.4	—	5.5
Net cash provided by (used in) investing activities	—	(46.0)	(36.2)	7.6	—	(74.6)
Financing activities
Net debt activity	—	(65.4)	(0.2)	(9.5)	—	(75.1)
Intercompany activity	(139.1)	329.4	22.7	(213.0)	—	—
Debt issuance costs	—	(32.9)	—	—	—	(32.9)
Proceeds from issuance of common stock	109.7	—	—	—	—	109.7
Proceeds from issuance of warrants to GM	30.3	—	—	—	—	30.3
Employee stock option exercises, including tax benefit	—	1.0	—	—	—	1.0
Purchase of treasury stock	(0.9)	—	—	—	—	(0.9)
Net cash provided by (used in) financing activities	—	232.1	22.5	(222.5)	—	32.1
Effect of exchange rate changes on cash	—	—	—	5.9	—	5.9
Net increase (decrease) in cash and cash equivalents	—	26.0	1.9	(48.6)	—	(20.7)
Cash and cash equivalents at beginning of period	—	54.6	—	144.2	—	198.8
Cash and cash equivalents at end of period	$—	$80.6	$1.9	$95.6	$—	$178.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2008	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$—	$(329.7)	$25.3	$141.3	$—	$(163.1)
Investing activities
Purchases of property, plant and equipment	—	(54.5)	(1.0)	(84.7)	—	(140.2)
Change in short-term investments	—	(10.6)	—	(66.5)	—	(77.1)
Proceeds from sale of property, plant and equipment	—	2.1	—	1.3	—	3.4
Other investing activities	—	(10.7)	—	(7.1)	—	(17.8)
Net cash used in investing activities	—	(73.7)	(1.0)	(157.0)	—	(231.7)
Financing activities
Net debt activity	(2.3)	295.0	(0.2)	(7.1)	—	285.4
Intercompany activity	20.7	(48.0)	(24.1)	51.4	—	—
Debt issuance costs	—	(13.4)	—	—	—	(13.4)
Payment of dividends	(18.3)	—	—	—	—	(18.3)
Employee stock option exercises, including tax benefit	—	0.9	—	—	—	0.9
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	234.5	(24.3)	44.3	—	254.5
Effect of exchange rate changes on cash	—	—	—	(4.5)	—	(4.5)
Net increase (decrease) in cash and cash equivalents	—	(168.9)	—	24.1	—	(144.8)
Cash and cash equivalents at beginning of period	—	223.5	—	120.1	—	343.6
Cash and cash equivalents at end of period	$—	$54.6	$—	$144.2	$—	$198.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Detroit, Michigan
February 9, 2011

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2010.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making the assessment, we used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 - “Financial Statements and Supplementary Data.”

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 18, 2011.

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

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Deficit
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008 are filed as part of this Form 10-K.

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

3.02	Amended and Restated Bylaws of American Axle & Manufacturing Inc.

4.01	Specimen Certificate for shares of the Company's Common Stock
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

(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated December 21, 2009.)

4.07	Amended and Restated Rights Agreement, dated as of October 30, 2009, between American Axle & Manufacturing Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent.
(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated November 2, 2009.)

4.08	Second Amended and Restated Rights Agreement, dated as of February 8, 2011, between American Axle & Manufacturing Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent.
(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated February 8, 2011.)

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

‡10.18	Amended and Restated American Axle & Manufacturing Holdings, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.)

‡10.19	Employment Agreement Amendment between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 15, 2006
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

Number	Description of Exhibit

‡10.20	Amended and Restated American Axle & Manufacturing, Inc. Supplemental Executive Retirement Program dated as December 22, 2006
(Incorporated by reference to Exhibit 10.46 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

++10.21	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
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
(Incorporated by reference to Exhibit 10.61 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarter ended June 30, 2009)

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

(Incorporated by reference to Exhibit 99.6 of Current Report on Form 8-K dated September 17, 2009.)

Number	Description of Exhibit

++10.39	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
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

(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated December 21, 2009.)

‡10.46	Amendment, dated as of December 22, 2009, to the Employment Agreement, dated as of November 6, 1997, by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 29, 2009.)

‡10.47	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and David C. Dauch.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

Number	Description of Exhibit

‡10.48	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Michael K. Simonte.
(Incorporated by reference to Exhibit 10.48 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.49	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and John J. Bellanti.
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.50	Retirement Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Patrick S. Lancaster
(Incorporated by reference to Exhibit 10.50 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

10.51	Confidential Settlement Agreement and General Release dated July 2, 2010 between American Axle & Manufacturing, Inc. and Patrick S. Lancaster
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2010.)

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

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Filed herewith

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)
Year Ended December 31, 2008:

Allowance for doubtful accounts	$2.2	$1.9	$0.8	(1)	$3.3

Allowance for deferred taxes	42.3	551.9	12.4	(2)	581.8

Inventory valuation allowance	40.3	58.9	70.9	(4)	28.3

Year Ended December 31, 2009:

Allowance for doubtful accounts	3.3	8.2	3.2	(1)	8.3

Allowance for deferred taxes	581.8	268.3	290.4	(5)	559.7

Inventory valuation allowance	28.3	17.3	11.9	(3)	33.7

Year Ended December 31, 2010:

Allowance for doubtful accounts	8.3	3.1	5.2	(1)	6.2

Allowance for deferred taxes	559.7	50.9	49.7	(6)	560.9

Inventory valuation allowance	33.7	7.7	13.7	(3)	27.7

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets and currency translation.

(3)	Primarily relates to inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

(4)	Primarily relates to write-offs of excess and obsolete inventories and the classification of certain indirect inventories, and related valuation allowances, as noncurrent assets in 2008.

(5)
Primarily relates to special legislation that was passed in 2009 that allowed us to extend the carryback period of our 2008 net operating loss and the decrease in the net deferred tax assets due to a deferred tax liability that was recorded in 2009 for the estimated tax impact of undistributed earnings of certain foreign subsidiaries.

(6)
Primarily relates to the utilization of some of the 2009 NOL carryover and an adjustment of the deferred tax liability for the U.S. tax impact of undistributed earnings of certain foreign subsidiaries.

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
Date: February 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board &	February 9, 2011
Richard E. Dauch	Chief Executive Officer

/s/ Michael K. Simonte	Executive Vice President - Finance &	February 9, 2011
Michael K. Simonte	Chief Financial Officer

/s/ Salvatore J. Bonanno Sr.	Director	February 9, 2011
Salvatore J. Bonanno Sr.

/s/ Elizabeth A. Chappell	Director	February 9, 2011
Elizabeth A. Chappell

/s/ David C. Dauch	Director	February 9, 2011
David C. Dauch

/s/ Forest J. Farmer	Director	February 9, 2011
Forest J. Farmer

/s/ Richard C. Lappin	Director	February 9, 2011
Richard C. Lappin

/s/ James A. McCaslin	Director	February 9, 2011
James A. McCaslin

/s/ William P. Miller II	Director	February 9, 2011
William P. Miller II

/s/ Larry K. Switzer	Director	February 9, 2011
Larry K. Switzer

/s/ Thomas K. Walker	Director	February 9, 2011
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	February 9, 2011
Dr. Henry T. Yang