Form 10-Q
period 2011-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2011-04-29
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 27, 2011, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 75,359,168 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2011

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	global economic conditions;

•	our ability to comply with the definitive terms and conditions of various commercial and financing arrangements with General Motors Company (GM);

•	reduced purchases of our products by GM, Chrysler Group LLC (Chrysler) or other customers;

•	reduced demand for our customers’ products (particularly light trucks and SUVs produced by GM and Chrysler);

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers’ and suppliers’ availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	our ability to achieve cost reductions through ongoing restructuring actions;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability, our suppliers' ability and our customers' ability to avoid supply shortages as a result of recent events in Japan or otherwise;

•	our ability to maintain satisfactory labor relations and avoid future work stoppages;

•	our suppliers’, our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	additional restructuring actions that may occur;

•	our ability to continue to implement improvements in our U.S. labor cost structure;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	our ability to attract new customers and programs for new products;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	price volatility in, or reduced availability of, fuel;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);

•
risks inherent in our international operations (including adverse changes in the political stability, taxes and other law changes, potential disruption of production and supply, and currency rate fluctuations);

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in millions, except per share data)

Net sales	$645.6	$521.9

Cost of goods sold	530.2	434.6

Gross profit	115.4	87.3

Selling, general and administrative expenses	56.7	45.3

Operating income	58.7	42.0

Interest expense	(21.3)	(22.7)

Investment income	0.3	0.4

Other income (expense), net	1.0	(1.5)

Income before income taxes	38.7	18.2

Income tax expense	2.1	2.0

Net income	36.6	16.2

Net loss attributable to the noncontrolling interests	1.1	0.1

Net income attributable to AAM	$37.7	$16.3

Basic earnings per share	$0.51	$0.23

Diluted earnings per share	$0.50	$0.22

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$217.4	$244.6
Accounts receivable, net	209.7	146.6
Inventories, net	133.6	130.3
Prepaid expenses and other current assets	82.9	80.6
Total current assets	643.6	602.1

Property, plant and equipment, net	946.9	936.3
Goodwill	156.4	155.8
GM postretirement cost sharing asset	243.9	244.4
Other assets and deferred charges	177.0	176.1
Total assets	$2,167.8	$2,114.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$321.8	$283.6
Accrued compensation and benefits	110.4	115.1
Deferred revenue	74.7	79.9
Accrued expenses and other current liabilities	76.3	90.5
Total current liabilities	583.2	569.1

Long-term debt	1,007.4	1,010.0
Deferred revenue	101.9	116.0
Postretirement benefits and other long-term liabilities	890.7	887.7
Total liabilities	2,583.2	2,582.8

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	594.8	588.1
Accumulated deficit	(748.6)	(786.3)
Treasury stock at cost, 5.5 million shares as of March 31, 2011 and
December 31, 2010	(176.2)	(176.1)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(149.0)	(152.1)
Foreign currency translation adjustments	49.2	44.8
Unrecognized gain on derivatives	2.5	1.3
Total AAM stockholders' deficit	(426.5)	(479.5)
Noncontrolling interest in subsidiaries	11.1	11.4
Total stockholders’ deficit	(415.4)	(468.1)
Total liabilities and stockholders' deficit	$2,167.8	$2,114.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Operating activities
Net income	$36.6	$16.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33.9	31.6
Deferred income taxes	(0.3)	(1.0)
Stock-based compensation	2.1	2.3
Pensions and other postretirement benefits, net of contributions	5.2	(19.4)
Loss (gain) on disposal of property, plant and equipment, net	(0.7)	0.3
Changes in operating assets and liabilities
Accounts receivable	(62.4)	(37.2)
Inventories	(2.8)	(9.6)
Accounts payable and accrued expenses	12.8	77.2
Deferred revenue	(19.3)	(19.3)
Other assets and liabilities	(4.1)	37.9
Net cash provided by operating activities	1.0	79.0

Investing activities
Purchases of property, plant and equipment	(31.5)	(18.8)
Proceeds from sale of property, plant and equipment	1.5	0.9
Purchase buyouts of leased equipment	—	(4.0)
Redemption of short-term investments	—	1.4
Net cash used in investing activities	(30.0)	(20.5)

Financing activities
Net short-term borrowings (repayments) under revolving credit facilities	—	(60.0)
Payments of long-term debt and capital lease obligations	(5.1)	(1.0)
Proceeds from issuance of long-term debt	1.8	5.5
Debt issuance costs	—	(2.2)
Repurchase of treasury stock	(0.1)	(1.2)
Employee stock option exercises	4.6	—
Net cash provided by (used in) financing activities	1.2	(58.9)

Effect of exchange rate changes on cash	0.6	(1.1)

Net decrease in cash and cash equivalents	(27.2)	(1.5)

Cash and cash equivalents at beginning of period	244.6	178.1

Cash and cash equivalents at end of period	$217.4	$176.6

Supplemental cash flow information
Interest paid	$37.6	$19.5
Income taxes paid (refunds received), net	$2.5	$(46.7)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

The balance sheet at December 31, 2010 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. RESTRUCTURING ACTIONS

A summary of the restructuring related activity for the three months ended March 31, 2011 is shown below (in millions):

	One-time	Asset	Contract
	Termination	Retirement	Related
	Benefits	Obligations	Costs	Total
Accrual as of December 31, 2010	$1.2	$1.4	$12.2	$14.8
Cash utilization	(0.2)	(0.1)	(1.7)	(2.0)
Accrual adjustments	—	0.1	—	0.1
Accrual as of March 31, 2011	$1.0	$1.4	$10.5	$12.9

We expect to make payments of approximately $8 million during the remainder of 2011 and $5 million in 2012 related to the remaining restructuring accrual.

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

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(in millions)

Raw materials and work-in-progress	$142.4	$137.7
Finished goods	21.6	20.3
Gross inventories	164.0	158.0
Inventory valuation reserves	(30.4)	(27.7)
Inventories, net	$133.6	$130.3

4. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(in millions)

Revolving Credit Facility	$—	$—
9.25% Notes, net of discount	420.5	420.3
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.9	249.9
2.00% Convertible Notes	—	0.4
Foreign credit facilities	30.4	32.6
Capital lease obligations	6.6	6.8
Long-term debt	$1,007.4	$1,010.0

As of March 31, 2011, the Revolving Credit Facility provided up to $296.3 million of revolving bank financing commitments through December 2011 and $243.2 million of such revolving bank financing commitments through June 2013.  At March 31, 2011, we had $270.8 million available under the Revolving Credit Facility.  This availability reflects a reduction of $25.5 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2011, $30.4 million was outstanding under these facilities with no additional availability.

The weighted-average interest rate of our long-term debt outstanding was 8.2% at March 31, 2011 and December 31, 2010.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of March 31, 2011, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$117.7	$117.7	$152.5	$152.5	Level 1
Prepaid expenses and other current assets
Currency forward contracts	2.5	2.5	1.3	1.3	Level 2

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
9.25% Notes	420.5	470.7	420.3	473.9	Level 2
7.875% Notes	300.0	303.0	300.0	306.0	Level 2
5.25% Notes	249.9	248.8	249.9	245.0	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of March 31, 2011, we have forward contracts outstanding with a notional amount of $40.0 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain Reclassified		Gain Expected to
	Gain	Three Months Ended		be Reclassified
	Reclassified into	March 31,		During the
	Net Income	2011	2010	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.7	$—	$2.5

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Service cost	$1.1	$1.2
Interest cost	9.2	9.3
Expected asset return	(7.9)	(8.0)
Amortized loss	1.1	0.6
Net periodic benefit cost	$3.5	$3.1

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Service cost	$0.2	$0.3
Interest cost	4.3	4.0
Amortized loss (gain)	0.1	(0.3)
Amortized prior service credit	(0.8)	(0.8)
Net periodic benefit cost	$3.8	$3.2

Our regulatory pension funding requirements in 2011 are approximately $25 million. We expect our cash outlay for other postretirement benefit obligations in 2011, net of GM cost sharing, to be approximately $15 million.

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

As part of the 2009 Settlement and Commercial Agreement, AAM agreed to expanded warranty cost sharing with GM starting on January 1, 2011.

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Beginning balance	$2.3	$2.1
Accruals	3.0	0.2
Settlements	(0.2)	(0.1)
Adjustment to prior period accruals	0.1	(0.1)
Foreign currency translation and other	0.1	(0.1)
Ending balance	$5.3	$2.0

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

Income tax expense was $2.1 million in the first quarter of 2011 as compared to $2.0 million in the first quarter of 2010.  Our effective income tax rate was 5.4% in the first quarter of 2011 as compared to 11.0% in the first quarter of 2010. Our income tax expense and effective tax rate for the three months ended March 31, 2011 reflects the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense and effective tax rate for the three months ended March 31, 2010 reflected the effect of recording a valuation allowance against income tax benefits on U.S. losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Net income	$36.6	$16.2
Defined benefit plans, net of tax	3.1	2.3
Foreign currency translation adjustments, net of tax	5.2	(5.2)
Change in derivatives, net of tax	1.2	—
Comprehensive income	$46.1	$13.3
Net loss attributable to noncontrolling interests	1.1	0.1
Foreign currency translation adjustments related to noncontrolling interests	(0.8)	0.1
Comprehensive income attributable to AAM	$46.4	$13.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended
	March 31,
	2011	2010
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$37.7	$16.3

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	73.7	71.6

Effect of dilutive securities
Dilutive stock-based compensation	0.2	0.1
Dilutive GM warrants	1.4	2.9

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	75.3	74.6

Basic EPS	$0.51	$0.23

Diluted EPS	$0.50	$0.22

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 4.1 million at March 31, 2011 and 5.0 million at March 31, 2010. The ranges of exercise prices related to the excluded exercisable stock options were $15.56 - $40.83 at March 31, 2011 and $10.08 - $40.83 at March 31, 2010.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitled GM to purchase 4.1 million shares of AAM's common stock at an exercise price of $2.76 per share. In the first quarter of 2011, GM exercised these warrants. In accordance with the cashless exercise option available in the agreement, we issued 3.3 million net shares of common stock to GM.

12. SUBSEQUENT EVENTS

In April 2011, we sold equipment that had previously been written down to its estimated fair value as a result of asset impairments. As a result of the sale of this equipment, we expect to record a gain of approximately $6.1 million in the second quarter of 2011.

On April 29, 2011, we notified the Trustee of our 9.25% Notes that, pursuant to the terms of such Notes, we intend to redeem 10% of the notes outstanding in the second quarter of 2011 at a redemption price of 103% of the principal amount.  This will result in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest.  In addition to recording expense in the second quarter of 2011 for the redemption premium, we will also record approximately $1.4 million of expense for the write off of a proportional amount of unamortized debt discount and unamortized debt issuance costs related to this debt.

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

Condensed Consolidating Statements of Operations
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2011
Net sales
External	$—	$195.7	$449.9	$—	$645.6
Intercompany	—	5.9	47.7	(53.6)	—
Total net sales	—	201.6	497.6	(53.6)	645.6
Cost of goods sold	—	182.8	401.0	(53.6)	530.2
Gross profit	—	18.8	96.6	—	115.4
Selling, general and administrative expenses	—	47.7	9.0	—	56.7
Operating income (loss)	—	(28.9)	87.6	—	58.7
Non-operating income (expense), net	—	(22.1)	2.1	—	(20.0)
Income (loss) before income taxes	—	(51.0)	89.7	—	38.7
Income tax expense	—	0.3	1.8	—	2.1
Earnings from equity in subsidiaries	37.7	40.0	—	(77.7)	—
Net income (loss) before royalties and dividends	37.7	(11.3)	87.9	(77.7)	36.6
Royalties and dividends	—	49.0	(49.0)	—	—
Net income after royalties and dividends	37.7	37.7	38.9	(77.7)	36.6
Net loss attributable to noncontrolling interests	—	—	1.1	—	1.1
Net income attributable to AAM	$37.7	$37.7	$40.0	$(77.7)	$37.7
2010
Net sales
External	$—	$118.3	$403.6	$—	$521.9
Intercompany	—	7.0	39.4	(46.4)	—
Total net sales	—	125.3	443.0	(46.4)	521.9
Cost of goods sold	—	128.7	352.3	(46.4)	434.6
Gross profit (loss)	—	(3.4)	90.7	—	87.3
Selling, general and administrative expenses	—	41.8	3.5	—	45.3
Operating income (loss)	—	(45.2)	87.2	—	42.0
Non-operating expense, net	—	(22.5)	(1.3)	—	(23.8)
Income (loss) before income taxes	—	(67.7)	85.9	—	18.2
Income tax expense (benefit)	—	(0.3)	2.3	—	2.0
Earnings from equity in subsidiaries	16.3	65.0	—	(81.3)	—
Net income (loss) before royalties and dividends	16.3	(2.4)	83.6	(81.3)	16.2
Royalties and dividends	—	18.7	(18.7)	—	—
Net income after royalties and dividends	16.3	16.3	64.9	(81.3)	16.2
Net loss attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to AAM	$16.3	$16.3	$65.0	$(81.3)	$16.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
March 31, 2011
Assets
Current assets
Cash and cash equivalents	$—	$80.9	$136.5	$—	$217.4
Accounts receivable, net	—	39.1	170.6	—	209.7
Inventories, net	—	35.3	98.3	—	133.6
Other current assets	—	36.8	46.1	—	82.9
Total current assets	—	192.1	451.5	—	643.6
Property, plant and equipment, net	—	257.4	689.5	—	946.9
Goodwill	—	—	156.4	—	156.4
Other assets and deferred charges	—	327.0	93.9	—	420.9
Investment in subsidiaries	—	932.8	—	(932.8)	—
Total assets	$—	$1,709.3	$1,391.3	$(932.8)	$2,167.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$96.1	$225.7	$—	$321.8
Other current liabilities	—	178.3	83.1	—	261.4
Total current liabilities	—	274.4	308.8	—	583.2
Intercompany payable (receivable)	320.7	(347.2)	26.5	—	—
Long-term debt	—	970.4	37.0	—	1,007.4
Investment in subsidiaries obligation	105.8	—	—	(105.8)	—
Other long-term liabilities	—	917.5	75.1	—	992.6
Total liabilities	426.5	1,815.1	447.4	(105.8)	2,583.2
Total AAM stockholders’ equity (deficit)	(426.5)	(105.8)	932.8	(827.0)	(426.5)
Noncontrolling interest in subsidiaries	—	—	11.1	—	11.1
Total stockholders’ equity (deficit)	(426.5)	(105.8)	943.9	(827.0)	(415.4)
Total liabilities and stockholders’ equity (deficit)	$—	$1,709.3	$1,391.3	$(932.8)	$2,167.8

December 31, 2010
Assets
Current assets
Cash and cash equivalents	$—	$67.6	$177	$—	$244.6
Accounts receivable, net	—	18.4	128.2	—	146.6
Inventories, net	—	34.8	95.5	—	130.3
Other current assets	—	35.6	45	—	80.6
Total current assets	—	156.4	445.7	—	602.1
Property, plant and equipment, net	—	259.6	676.7	—	936.3
Goodwill	—	—	155.8	—	155.8
Other assets and deferred charges	—	329.8	90.7	—	420.5
Investment in subsidiaries	—	887.7	—	(887.7)	—
Total assets	$—	$1,633.5	$1,368.9	$(887.7)	$2,114.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$76.4	$207.2	$—	$283.6
Other current liabilities	—	209.9	75.6	—	285.5
Total current liabilities	—	286.3	282.8	—	569.1
Intercompany payable (receivable)	320.1	(395.3)	75.2	—	—
Long-term debt	0.4	970.2	39.4	—	1,010.0
Investment in subsidiaries obligation	159.0	—	—	(159.0)	—
Other long-term liabilities	—	931.3	72.4	—	1,003.7
Total liabilities	479.5	1,792.5	469.8	(159.0)	2,582.8
Total AAM stockholders’ equity (deficit)	(479.5)	(159.0)	887.7	(728.7)	(479.5)
Noncontrolling interest in subsidiaries	—	—	11.4	—	11.4
Total stockholders’ equity (deficit)	(479.5)	(159.0)	899.1	(728.7)	(468.1)
Total liabilities and stockholders’ equity (deficit)	$—	$1,633.5	$1,368.9	$(887.7)	$2,114.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2011
Operating activities
Net cash provided by (used in) operating activities	$—	$(33.8)	$34.8	$—	$1.0
Investing activities
Purchases of property, plant and equipment	—	(9.7)	(21.8)	—	(31.5)
Proceeds from sale of equipment	—	0.9	0.6	—	1.5
Net cash used in investing activities	—	(8.8)	(21.2)	—	(30.0)
Financing activities
Net debt activity	(0.4)	—	(2.9)	—	(3.3)
Intercompany activity	0.5	51.3	(51.8)	—	—
Employee stock option exercises	—	4.6	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	55.9	(54.7)	—	1.2
Effect of exchange rate changes on cash	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	13.3	(40.5)	—	(27.2)
Cash and cash equivalents at beginning of period	—	67.6	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$80.9	$136.5	$—	$217.4

2010
Operating activities
Net cash provided by (used in) operating activities	$—	$(26.9)	$105.9	$—	$79.0
Investing activities
Purchases of property, plant and equipment	—	(5.4)	(13.4)	—	(18.8)
Proceeds from sale of equipment	—	0.9	—	—	0.9
Purchase buyouts of leased equipment	—	(4.0)	—	—	(4.0)
Redemption of short-term investments	—	1.4	—	—	1.4
Net cash used in investing activites	—	(7.1)	(13.4)	—	(20.5)
Financing activities
Net debt activity	—	(59.7)	4.2	—	(55.5)
Intercompany activity	1.2	41.3	(42.5)	—	—
Debt issuance costs	—	(2.2)	—	—	(2.2)
Purchase of treasury stock	(1.2)	—	—	—	(1.2)
Net cash used in financing activities	—	(20.6)	(38.3)	—	(58.9)
Effect of exchange rate changes on cash	—	—	(1.1)		(1.1)
Net increase (decrease) in cash and cash equivalents	—	(54.6)	53.1	—	(1.5)
Cash and cash equivalents at beginning of period	—	80.6	97.5	—	178.1
Cash and cash equivalents at end of period	$—	$26.0	$150.6	$—	$176.6

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

Condensed Consolidating Statements of Operations
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$195.7	$50.9	$399.0	$—	$645.6
Intercompany	—	5.9	45.0	2.7	(53.6)	—
Total net sales	—	201.6	95.9	401.7	(53.6)	645.6
Cost of goods sold	—	182.8	83.3	317.7	(53.6)	530.2
Gross profit	—	18.8	12.6	84.0	—	115.4
Selling, general and administrative expenses	—	47.7	—	9.0	—	56.7
Operating income (loss)	—	(28.9)	12.6	75.0	—	58.7
Non-operating income (expense), net	—	(22.1)	0.6	1.5	—	(20.0)
Income (loss) before income taxes	—	(51.0)	13.2	76.5	—	38.7
Income tax expense	—	0.3	—	1.8	—	2.1
Earnings (loss) from equity in subsidiaries	37.7	40.0	(11.3)	—	(66.4)	—
Net income (loss) before royalties and dividends	37.7	(11.3)	1.9	74.7	(66.4)	36.6
Royalties and dividends	—	49.0	—	(49.0)	—	—
Net income after royalties and dividends	37.7	37.7	1.9	25.7	(66.4)	36.6
Net loss attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Net income attributable to AAM	$37.7	$37.7	$1.9	$26.8	$(66.4)	$37.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net sales
External	$—	$118.3	$47.2	$356.4	$—	$521.9
Intercompany	—	7.0	37.0	2.4	(46.4)	—
Total net sales	—	125.3	84.2	358.8	(46.4)	521.9
Cost of goods sold	—	128.7	78.2	274.1	(46.4)	434.6
Gross profit (loss)	—	(3.4)	6.0	84.7	—	87.3
Selling, general and administrative expenses	—	41.8	—	3.5	—	45.3
Operating income (loss)	—	(45.2)	6.0	81.2	—	42.0
Non-operating income (expense), net	—	(22.5)	0.1	(1.4)	—	(23.8)
Income (loss) before income taxes	—	(67.7)	6.1	79.8	—	18.2
Income tax expense (benefit)	—	(0.3)	—	2.3	—	2.0
Earnings (loss) from equity in subsidiaries	16.3	65.0	(7.6)	—	(73.7)	—
Net income (loss) before royalties and dividends	16.3	(2.4)	(1.5)	77.5	(73.7)	16.2
Royalties and dividends	—	18.7	—	(18.7)	—	—
Net income (loss) after royalties and dividends	16.3	16.3	(1.5)	58.8	(73.7)	16.2
Net loss attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income (loss) attributable to AAM	$16.3	$16.3	$(1.5)	$58.9	$(73.7)	$16.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2011
Assets
Current assets
Cash and cash equivalents	$—	$80.9	$—	$136.5	$—	$217.4
Accounts receivable, net	—	39.1	30.5	140.1	—	209.7
Inventories, net	—	35.3	24.5	73.8	—	133.6
Other current assets	—	36.8	0.3	45.8	—	82.9
Total current assets	—	192.1	55.3	396.2	—	643.6
Property, plant and equipment, net	—	257.4	88.6	600.9	—	946.9
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	327.0	18.1	75.8	—	420.9
Investment in subsidiaries	—	932.8	43.4	—	(976.2)	—
Total assets	$—	$1,709.3	$353.2	$1,081.5	$(976.2)	$2,167.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$96.1	$32.8	$192.9	$—	$321.8
Other current liabilities	—	178.3	3.9	79.2	—	261.4
Total current liabilities	—	274.4	36.7	272.1	—	583.2
Intercompany payable (receivable)	320.7	(347.2)	273.8	(247.3)	—	—
Long-term debt	—	970.4	6.0	31.0	—	1,007.4
Investment in subsidiaries obligation	105.8	—	—	—	(105.8)	—
Other long-term liabilities	—	917.5	1.2	73.9	—	992.6
Total liabilities	426.5	1,815.1	317.7	129.7	(105.8)	2,583.2
Total AAM Stockholders’ equity (deficit)	(426.5)	(105.8)	35.5	940.7	(870.4)	(426.5)
Noncontrolling interests in subsidiaries	—	—	—	11.1	—	11.1
Total stockholders’ equity (deficit)	(426.5)	(105.8)	35.5	951.8	(870.4)	(415.4)
Total liabilities and stockholders’ equity (deficit)	$—	$1,709.3	$353.2	$1,081.5	$(976.2)	$2,167.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2010
Assets
Current assets
Cash and cash equivalents	$—	$67.6	$—	$177.0	$—	$244.6
Accounts receivable, net	—	18.4	24.5	103.7	—	146.6
Inventories, net	—	34.8	27.0	68.5	—	130.3
Other current assets	—	35.6	0.2	44.8	—	80.6
Total current assets	—	156.4	51.7	394.0	—	602.1
Property, plant and equipment, net	—	259.6	91.0	585.7	—	936.3
Goodwill	—	—	147.8	8.0	—	155.8
Other assets and deferred charges	—	329.8	17.2	73.5	—	420.5
Investment in subsidiaries	—	887.7	41.0	—	(928.7)	—
Total assets	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$76.4	$35.7	$171.5	$—	$283.6
Other current liabilities	—	209.9	4.1	71.5	—	285.5
Total current liabilities	—	286.3	39.8	243.0	—	569.1
Intercompany payable (receivable)	320.1	(395.3)	272.5	(197.3)	—	—
Long-term debt	0.4	970.2	6.1	33.3	—	1,010.0
Investment in subsidiaries obligation	159.0	—	—	—	(159.0)	—
Other long-term liabilities	—	931.3	1.2	71.2	—	1,003.7
Total liabilities	479.5	1,792.5	319.6	150.2	(159.0)	2,582.8
Total AAM Stockholders’ equity (deficit)	(479.5)	(159.0)	29.1	899.6	(769.7)	(479.5)
Noncontrolling interests in subsidiaries	—	—	—	11.4	—	11.4
Total stockholders’ equity (deficit)	(479.5)	(159.0)	29.1	911.0	(769.7)	(468.1)
Total liabilities and stockholders’ equity (deficit)	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net cash provided by (used in) operating activities	$—	$(33.8)	$1.0	$33.8	$—	$1.0
Investing activities
Purchases of property, plant and equipment	—	(9.7)	(0.6)	(21.2)	—	(31.5)
Proceeds from sale of equipment	—	0.9	—	0.6	—	1.5
Net cash used in investing activities	—	(8.8)	(0.6)	(20.6)	—	(30.0)
Financing activities
Net debt activity	(0.4)	—	(0.1)	(2.8)	—	(3.3)
Intercompany activity	0.5	51.3	(0.3)	(51.5)	—	—
Employee stock option exercises	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	55.9	(0.4)	(54.3)	—	1.2
Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	13.3	—	(40.5)	—	(27.2)
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$80.9	$—	$136.5	$—	$217.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net cash provided by (used in) operating activities	$—	$(26.9)	$14.8	$91.1	$—	$79.0
Investing activities
Purchases of property, plant and equipment	—	(5.4)	(1.0)	(12.4)	—	(18.8)
Redemption of short-term investments	—	1.4	—	—	—	1.4
Purchase buyouts of leased equipment	—	(4.0)	—	—	—	(4.0)
Proceeds from sale of equipment	—	0.9	—	—	—	0.9
Net cash used in investing activities	—	(7.1)	(1.0)	(12.4)	—	(20.5)
Financing activities
Net debt activity	—	(59.7)	—	4.2	—	(55.5)
Intercompany activity	1.2	41.3	(15.7)	(26.8)	—	—
Debt issuance costs	—	(2.2)	—	—	—	(2.2)
Purchase of treasury stock	(1.2)	—	—	—	—	(1.2)
Net cash used in financing activities	—	(20.6)	(15.7)	(22.6)	—	(58.9)
Effect of exchange rate changes on cash	—	—	—	(1.1)	—	(1.1)
Net increase (decrease) in cash and cash equivalents	—	(54.6)	(1.9)	55.0	—	(1.5)
Cash and cash equivalents at beginning of period	—	80.6	1.9	95.6	—	178.1
Cash and cash equivalents at end of period	$—	$26.0	$—	$150.6	$—	$176.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 72% of our total net sales in the first quarter of 2011 as compared to 76% in the first quarter of 2010 and 75% for the full-year 2010.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Dodge Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 9% of our total net sales in the first quarter of 2011 as compared to 10% in the first quarter of 2010 and 9% for the full-year 2010. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Scania AB, PACCAR Inc., Harley-Davidson Inc., Deere & Company, Tata Motors, Mack Trucks Inc., Nissan Motor Co., Ltd., Ford Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM were $178.4 million in the first quarter of 2011 as compared to $124.1 million in the first quarter of 2010.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Net Sales  Net sales increased to $645.6 million in the first quarter of 2011 as compared to $521.9 million in the first quarter of 2010.  As compared to the first quarter of 2010, our sales in the first quarter of 2011 reflect an increase of approximately 13% in production volumes for the major North American light truck and SUV programs we currently support.  These increases reflect the continuing improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,478 in the first quarter of 2011 as compared to $1,390 in the first quarter of 2010.  The increase is primarily due to favorable mix related to the recent launch of the next generation of heavy-duty trucks for GM and higher metal market pass throughs. Our 4WD/AWD penetration rate on these vehicle programs was 63.8% in the first quarter 2011 as compared to 64.0% in the first quarter of 2010.

Gross Profit   Gross profit increased to $115.4 million in the first quarter of 2011 as compared to $87.3 million in the first quarter of 2010.  Gross margin was 17.9% in the first quarter of 2011 as compared to 16.7% in the first quarter of 2010.  The increase in gross profit and margin in the first quarter of 2011, as compared to the first quarter of 2010, primarily reflects the positive impact of an increase in sales and productivity gains, partially offset by the impact of the implementation of certain provisions of the 2009 Settlement and Commercial Agreement with GM. These provisions were effective January 1, 2011 and, among other things, include expanded warranty cost sharing and product price-downs.

Gross profit in the first quarter of 2010 also reflected the adverse impact of an arbitration ruling related to the transfer of certain production from the Detroit Manufacturing Complex (DMC) to another AAM facility for which we recorded a charge of $5.4 million for wages and benefits owed to certain UAW represented associates at the DMC.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $56.7 million or 8.8% of net sales in the first quarter of 2011 as compared to $45.3 million or 8.7% of net sales in the first quarter of 2010.  R&D was $27.2 million in the first quarter of 2011 as compared to $19.1 million in the first quarter of 2010. The increase in SG&A in the first quarter of 2011 primarily reflects increased R&D spending, including costs related to e-AAM Driveline Systems AB (e-AAM), a joint venture we formed in the fourth quarter of 2010 to develop and commercialize electric AWD hybrid driveline systems for passenger cars and crossover vehicles.

Operating Income  Operating income was $58.7 million in the first quarter of 2011 as compared to $42.0 million in the first quarter of 2010.  Operating margin was 9.1% in the first quarter of 2011 as compared to 8.0% in the first quarter of 2010.  The increases in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income Interest expense was $21.3 million in the first quarter of 2011 as compared to $22.7 million in the first quarter of 2010.  Investment income was $0.3 million in the first quarter of 2011 as compared to $0.4 million in the first quarter of 2010.

The weighted-average interest rate of our long-term debt outstanding was 8.3% in the first quarter of 2011 and 2010.

Other Income (Expense), Net Other income (expense), net, which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was income of $1.0 million in the first quarter of 2011 as compared to a loss of $1.5 million in the first quarter of 2010.

Income Tax Expense  Income tax expense was $2.1 million in the first quarter of 2011 as compared to $2.0 million in the first quarter of 2010.  Our effective income tax rate was 5.4% in the first quarter of 2011 as compared to 11.0% in the first quarter of 2010.  Our income tax expense and effective tax rate for the three months ended March 31, 2011 reflects the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense and effective tax rate in the first quarter of 2010 reflected the effect of recording a valuation allowance against income tax benefits on U.S. losses.

Net Loss Attributable to Noncontrolling Interests Net loss attributable to noncontrolling interests was $1.1 million in the first quarter of 2011 and $0.1 million in the first quarter of 2010. The increase primarily reflects the portion of the net expenses of e-AAM that relates to noncontrolling interests.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM was $37.7 million in the first quarter of 2011 as compared to $16.3 million in the first quarter of 2010. Diluted EPS was $0.50 in the first quarter of 2011 as compared to $0.22 in the first quarter of 2010. Net income attributable to AAM and EPS for the first quarters of 2011 and 2010 were primarily impacted by the factors discussed in Gross Profit and SG&A above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, pension plan obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first quarter of 2011, net cash provided by operating activities was $1.0 million as compared to $79.0 million in the first quarter of 2010.  The following factors impacted cash provided by operating activities in the first quarter of 2011 as compared to the first quarter of 2010:

Sales and production volumes Cash provided by operating activities was favorably impacted by higher profits related to an increase in sales and production activity in the first quarter of 2011 as compared to the first quarter of 2010.

Interest paid Interest paid in the first quarter of 2011 was $37.6 million as compared to $19.5 million in the first quarter of 2010. The increase primarily relates to the timing of interest payments on our 9.25% Notes, which were issued in December 2009.

Incentive compensation payments In the first quarter of 2011, we paid approximately $19.0 million related to incentive compensation as a result of our increased profitability in 2010. There were no similar payments made in the first quarter of 2010.

Pension and other postretirement benefits  (OPEB)  As a result of discretionary pension funding in the fourth quarter of 2010, we were not required to make any significant pension contributions in the first quarter of 2011. We contributed $25.1 million to our pension trusts in the first quarter of 2010. Our regulatory pension funding requirement in 2011 is approximately $25 million. We expect our cash outlay for other postretirement benefit obligations in 2011, net of GM cost sharing, to be approximately $15 million.

 Cash paid for special charges  In the first quarter of 2011, we made cash payments of $2.0 million for special charges primarily related to leased assets that are permanently idled. In the first quarter of 2010, we made cash payments of $16.6 million which primarily relate to hourly and salaried workforce reductions initiated prior to 2010.  We expect to make payments of approximately $8 million during the remainder of 2011 and $5 million in 2012 related to the remaining restructuring accrual.

2010 Income tax refund   In the fourth quarter of 2009, the U.S. Congress passed the Worker, Homeownership and Business Act of 2009 which, among other things, extended the NOL carryback period for most taxpayers from two years to up to five years for either 2008 or 2009 NOLs.  This law enabled us to carryback our 2008 NOL to 2003.  In the first quarter of 2010, we received a $48.8 million refund as a result of this carryback election.

2009 Settlement and Commercial Agreement As part of the 2009 Settlement and Commercial Agreement, we agreed to expedited payment terms of “net 10 days” from GM (as compared to previously existing terms of approximately 45 days) in exchange for a 1% early payment discount. These expedited payment terms are available to us through December 31, 2013. Beginning on July 1, 2011, we may elect to terminate the expedited payment terms and transition to GM payment terms of approximately 50 days. If we elect to terminate these expedited payment terms in 2011, we estimate this change in payment terms would negatively impact our operating cash flow in 2011 by approximately $150 million.

Investing Activities  Capital expenditures were $31.5 million in the first quarter of 2011 as compared to $18.8 million in the first quarter of 2010.  We expect our capital spending in 2011 to be in the range of $150 million to $160 million, which includes support for our significant global program launches in 2011 and 2012 within our new business backlog.

In the first quarter of 2011, we received $1.5 million of proceeds related to the sale of property, plant and equipment. Included in these proceeds is $0.6 million that represents an upfront deposit on the sale of equipment we completed in April 2011. We expect to receive the remaining $5.5 million during the remainder of 2011 and record a gain on the sale of equipment of $6.1 million in the second quarter of 2011.

Financing Activities  In the first quarter of 2011, net cash used in financing activities was $1.2 million as compared to $58.9 million in the first quarter of 2010.  Total long-term debt outstanding decreased $2.6 million in the first quarter of 2011 to $1,007.4 million as compared to $1,010.0 million at year-end 2010.

At March 31, 2011, we had $270.8 million available under the Revolving Credit Facility.  This availability reflects a reduction of $25.5 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At March 31, 2011, $30.4 million was outstanding under these facilities with no additional availability.

On April 29, 2011, we notified the Trustee of our 9.25% Notes that, pursuant to the terms of such Notes, we intend to redeem 10% of the notes outstanding in the second quarter of 2011 at a redemption price of 103% of the principal amount.  This will result in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest.  In addition to recording expense in the second quarter of 2011 for the redemption premium, we will also record approximately $1.4 million of expense for the write off of a proportional amount of unamortized debt discount and unamortized debt issuance costs related to this debt.
We received $4.6 million in the first quarter of 2011 related to the exercise of employee stock options.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2011, and we do not expect such expenditures to be significant for the remainder of 2011.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  At March 31, 2011, we had currency forward contracts with a notional amount of $40.0 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $3.6 million at March 31, 2011.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2011, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at March 31, 2011) on our long-term debt outstanding at March 31, 2011 would be approximately $0.2 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2011, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2011, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about our equity security purchases during the quarter ended March, 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2011	6,820	$13.98	—	—
February 1 - February 28, 2011	—	—	—	—
March 1 - March 31, 2011	—	—	—	—
Total	6,820	$13.98	—	—

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
April 29, 2011

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