Form 10-Q
period 2011-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2011-10-28
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 26, 2011, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 75,308,888 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	global economic conditions;

•	reduced purchases of our products by General Motors Company (GM), Chrysler Group LLC (Chrysler) or other customers;

•	reduced demand for our customers’ products (particularly light trucks and sport utility vehicles ("SUVs") produced by GM and Chrysler);

•	availability of financing for working capital, capital expenditures, research and development ("R&D") or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers’ and suppliers’ availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	our ability to achieve cost reductions through ongoing restructuring actions;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to maintain satisfactory labor relations and avoid future work stoppages;

•	our suppliers’, our customers’ and their suppliers’ ability to maintain satisfactory labor relations and avoid work stoppages;

•	additional restructuring actions that may occur;

•	our ability to continue to implement improvements in our U.S. labor cost structure;

•	supply shortages or price increases in raw materials, utilities or other operating supplies;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	our ability or our customers’ and suppliers’ ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	our ability to attract new customers and programs for new products;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	price volatility in, or reduced availability of, fuel;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions, except per share data)

Net sales	$647.6	$618.2	$1,979.4	$1,699.7

Cost of goods sold	544.1	504.3	1,630.0	1,399.6

Gross profit	103.5	113.9	349.4	300.1

Selling, general and administrative expenses	59.0	53.2	174.5	147.0

Operating income	44.5	60.7	174.9	153.1

Interest expense	(19.7)	(22.1)	(61.5)	(67.4)

Investment income	0.3	0.4	0.9	1.4

Other income (expense)
Debt refinancing and redemption costs	—	—	(3.1)	—
Other, net	(0.2)	0.5	0.1	(1.7)

Income before income taxes	24.9	39.5	111.3	85.4

Income tax expense	2.3	0.8	4.2	5.2

Net income	22.6	38.7	107.1	80.2

Net loss attributable to the noncontrolling interests	2.2	0.1	4.6	0.3

Net income attributable to AAM	$24.8	$38.8	$111.7	$80.5

Basic earnings per share	$0.33	$0.54	$1.49	$1.13

Diluted earnings per share	$0.33	$0.52	$1.48	$1.08

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$114.4	$244.6
Accounts receivable, net	384.8	146.6
Inventories, net	157.7	130.3
Prepaid expenses and other current assets	83.1	80.6
Total current assets	740.0	602.1

Property, plant and equipment, net	942.6	936.3
Goodwill	156.0	155.8
GM postretirement cost sharing asset	240.6	244.4
Other assets and deferred charges	153.6	176.1
Total assets	$2,232.8	$2,114.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$363.6	$283.6
Accrued compensation and benefits	118.2	115.1
Deferred revenue	45.6	79.9
Accrued expenses and other current liabilities	87.0	90.5
Total current liabilities	614.4	569.1

Long-term debt	1,050.6	1,010.0
Deferred revenue	92.8	116.0
Postretirement benefits and other long-term liabilities	848.3	887.7
Total liabilities	2,606.1	2,582.8

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	596.6	588.1
Accumulated deficit	(674.6)	(786.3)
Treasury stock at cost, 5.5 million shares as of September 30, 2011 and December 31, 2010	(176.2)	(176.1)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(148.2)	(152.1)
Foreign currency translation adjustments	27.8	44.8
Unrecognized gain (loss) on derivatives	(6.6)	1.3
Total AAM stockholders' deficit	(380.4)	(479.5)
Noncontrolling interests in subsidiaries	7.1	11.4
Total stockholders’ deficit	(373.3)	(468.1)
Total liabilities and stockholders' deficit	$2,232.8	$2,114.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Operating activities
Net income	$107.1	$80.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	103.8	98.1
Asset impairments and related indirect inventory obsolescence	8.7	8.7
Deferred income taxes	22.6	0.3
Stock-based compensation	3.8	7.0
Pensions and other postretirement benefits, net of contributions	(12.2)	(13.4)
Loss (gain) on disposal of property, plant and equipment, net	(6.3)	2.2
Debt refinancing and redemption costs	1.8	—
Changes in operating assets and liabilities
Accounts receivable	(240.1)	(57.6)
Inventories	(29.5)	(33.6)
Accounts payable and accrued expenses	60.6	122.3
Deferred revenue	(57.6)	(49.3)
Other assets and liabilities	(28.1)	28.6
Net cash provided by (used in) operating activities	(65.4)	193.5

Investing activities
Purchases of property, plant and equipment	(111.0)	(61.7)
Proceeds from sale of property, plant and equipment	7.9	1.2
Purchase buyouts of leased equipment	—	(7.8)
Redemption of short-term investments	—	1.6
Net cash used in investing activities	(103.1)	(66.7)

Financing activities
Net short-term borrowings (repayments) under revolving credit facilities	70.0	(60.0)
Payments of long-term debt and capital lease obligations	(53.7)	(6.7)
Proceeds from issuance of long-term debt	24.3	5.9
Debt issuance costs	(5.7)	(2.2)
Repurchase of treasury stock	(0.1)	(1.3)
Employee stock option exercises	4.6	—
Net cash provided by (used in) financing activities	39.4	(64.3)

Effect of exchange rate changes on cash	(1.1)	(0.4)

Net increase (decrease) in cash and cash equivalents	(130.2)	62.1

Cash and cash equivalents at beginning of period	244.6	178.1

Cash and cash equivalents at end of period	$114.4	$240.2

Supplemental cash flow information
Interest paid	$73.6	$61.9
Income taxes paid (refunds received), net	$3.0	$(43.5)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

2. RESTRUCTURING ACTIONS

A summary of the restructuring related activity for the nine months ended September 30, 2011 is shown below (in millions):

	One-time	Asset	Contract	Asset	Indirect	Other
	Termination	Retirement	Related	Impairment	Inventory	Restructuring
	Benefits	Obligations	Costs	Charges	Obsolescence	Actions	Total
Accrual as of December 31, 2010	$1.2	$1.4	$12.2	$—	$—	$—	$14.8
Charges	—	0.1	—	8.1	0.6	1.5	10.3
Cash utilization	(0.7)	(0.7)	(5.4)	—	—	(1.5)	(8.3)
Non-cash utilization	—	—	—	(8.1)	(0.6)	—	(8.7)
Accrual adjustments	(0.1)	0.1	—	—	—	—	—
Accrual as of September 30, 2011	$0.4	$0.9	$6.8	$—	$—	$—	$8.1

In the third quarter of 2011, we recorded asset impairment charges and indirect inventory obsolescence of $8.7 million as a result of the announced closure of our Cheektowaga Manufacturing Facility (CKMF).

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the third quarter of 2011, we incurred charges related to the redeployment of assets and other related costs associated with the closure of our Detroit Manufacturing Complex and CKMF. We expensed and paid $1.5 million in the third quarter of 2011, related to these actions.

We expect to make payments of approximately $7 million during the remainder of 2011 and $1 million in 2012 related to the remaining restructuring accrual.

3. INVENTORIES

We state our inventories at the lower of cost or market.  The cost of worldwide inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(in millions)

Raw materials and work-in-progress	$163.1	$137.7
Finished goods	24.1	20.3
Gross inventories	187.2	158.0
Inventory valuation reserves	(29.5)	(27.7)
Inventories, net	$157.7	$130.3

4. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(in millions)

Amended Revolving Credit Facility	$70.0	$—
9.25% Notes, net of discount	378.8	420.3
7.875% Notes	300.0	300.0
5.25% Notes, net of discount	249.9	249.9
2.00% Convertible Notes	—	0.4
Foreign credit facilities	45.6	32.6
Capital lease obligations	6.3	6.8
Long-term debt	$1,050.6	$1,010.0

In the second quarter of 2011, we voluntarily redeemed 10% of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest. Upon repayment, we expensed $1.4 million for the write off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs and debt discount over the expected life of the borrowing.

In the second quarter of 2011, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of September 30, 2011, the Amended Revolving Credit Facility provided up to $53.1 million of revolving bank financing commitments through December 2011, $86.9 million of such revolving bank financing commitments through June 2013 and $235.0 million of such revolving bank financing commitments through June 30, 2016.  At September 30, 2011, we had $275.0 million available under the Amended Revolving Credit Facility.  This availability reflects a reduction of $30.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million for standby letters of credit issued against the facility.

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $79.0 million and extended the maturity of $235.0 million of the aggregate commitments to June 30, 2016. We paid debt issuance costs of $5.7 million in the first nine months of 2011 associated with the amendments and restatements of our Amended Revolving Credit Facility.

Borrowings under the Amended Revolving Credit Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR based loans for lenders who extended their maturities will be between 3.00% and 4.50%, depending upon the corporate ratings of the Company. The applicable margin for lenders who did not extend their maturities remained unchanged.

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

The Amended Revolving Credit Facility is secured on a first priority basis by substantially all of the assets of Holdings, AAM Inc. and each guarantor party thereto, including a pledge of all capital stock of the U.S. subsidiaries of Holdings and each guarantor and a portion of the capital stock of AAM Inc. and each guarantor's first-tier foreign subsidiaries. In addition, obligations under the Amended Revolving Credit Facility are guaranteed by Holdings and AAM Inc.'s U.S. subsidiaries, all of which are directly owned by AAM Inc.

The Amended Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Amended Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

As part of the 2009 Settlement and Commercial Agreement with GM, we entered into certain agreements which, among other things, provided us with expedited payment terms of “net 10 days” in exchange for a 1% early payment discount and a Second Lien Term Loan Agreement through December 31, 2013. Pursuant to the terms of such agreements, we elected to terminate the expedited payment terms as well as the Second Lien Term Loan Agreement, effective June 30, 2011. As a result of these terminations, our Access and Security Agreement with GM expired on September 28, 2011.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2011, $45.6 million was outstanding under these facilities and an additional $10.2 million was available.

The weighted-average interest rate of our long-term debt outstanding at September 30, 2011 was 7.9% and 8.2% as of December 31, 2010.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of September 30, 2011, are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$11.8	$11.8	$152.5	$152.5	Level 1
Accrued expenses and other current liabilities
Currency forward contracts	(5.3)	(5.3)	—	—	Level 2
Postretirement benefits and other long-term liabilities
Currency forward contracts	(1.3)	(1.3)	—	—	Level 2
Prepaid expenses and other current assets
Currency forward contracts	—	—	1.3	1.3	Level 2

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Amended Revolving Credit Facility	$70.0	$63.7	$—	$—	Level 2
9.25% Notes	378.8	388.2	420.3	473.9	Level 2
7.875% Notes	300.0	274.5	300.0	306.0	Level 2
5.25% Notes	249.9	233.8	249.9	245.0	Level 2

Long-lived assets In the third quarter of 2011, as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets. In this analysis we considered the expected future use of the long-lived assets located at our Cheektowaga Manufacturing Facility. Assets that will not be redeployed to other AAM facilities were determined to be fully impaired. The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition (in millions):

	Fair Value Measurement Using Level 3 Inputs	Asset Impairments Recorded in the Third Quarter of 2011
Balance Sheet Classification
Property, plant and equipment, net	$—	$8.1
Other assets and deferred charges	—	0.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indefinite-lived Intangibles In the third quarter of 2011, Saab Automobile AB (Saab), our partner in the e-AAM joint venture, entered a voluntary reorganization process. As a result, in the third quarter of 2011, we recorded a $1.6 million impairment charge to selling, general and administrative expenses to write off the intangible asset associated with the long-term supply agreement with Saab acquired as part of our joint venture formation in 2010. The following table summarizes the impairment of indefinite-lived intangible assets measured at fair value on a nonrecurring basis subsequent to initial recognition (in millions):

	Fair Value Measurement Using Level 3 Inputs	Impairment Recorded in the Nine Months Ended September 30, 2011
Balance Sheet Classification
Other assets and deferred charges	$—	$1.6

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  As of September 30, 2011, we have forward contracts outstanding with a notional amount of $66.2 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss):

	Location of	Gain Reclassified				Loss Expected to be
	Gain (Loss)	Three Months Ended		Nine Months Ended		Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income	2011	2010	2011	2010	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.4	$0.1	$2.6	$0.1	$(5.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$1.2	$1.2	$3.4	$3.7
Interest cost	9.2	9.3	27.6	27.8
Expected asset return	(7.9)	(8.0)	(23.7)	(24.0)
Amortized loss	1.1	0.6	3.3	1.8
Net periodic benefit cost	$3.6	$3.1	$10.6	$9.3

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	4.3	4.1	12.9	12.1
Amortized loss (gain)	0.1	(0.3)	0.3	(1.0)
Amortized prior service credit	(0.8)	(0.8)	(2.4)	(2.3)
Net periodic benefit cost	$3.8	$3.2	$11.4	$9.5
We contributed $26.2 million to our pension trusts in the first nine months of 2011, which represents all of our 2011 pension funding requirements. We expect our cash outlay for other postretirement benefit obligations in 2011, net of GM cost sharing, to be approximately $15 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	PRODUCT WARRANTIES

We record a liability for estimated warranty obligations at the date our products are sold.  These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims.  We adjust the liability as necessary.

As part of the 2009 Settlement and Commercial Agreement, AAM agreed to expanded warranty cost sharing with GM starting on January 1, 2011.

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Beginning balance	$8.1	$2.0	$2.3	$2.1
Accruals	3.0	0.3	9.2	0.8
Settlements	(0.1)	(0.2)	(0.6)	(0.4)
Adjustment to prior period accruals	—	—	—	(0.3)
Foreign currency translation and other	(0.2)	0.1	(0.1)	—
Ending balance	$10.8	$2.2	$10.8	$2.2

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

Income tax expense was $2.3 million in the three months ended September 30, 2011 and $4.2 million in the first nine months of 2011 as compared to $0.8 million in the three months ended September 30, 2010 and $5.2 million in the first nine months of 2010.  Our effective income tax rate was 9.3% in the third quarter of 2011 and 3.8% in the first nine months of 2011 as compared to 2.0% in the third quarter of 2010 and 6.1% in the first nine months of 2010. Our income tax expense and effective tax rate for the three months ended September 30, 2011 reflects the effect of utilizing the net operating loss in the U.S. and recording a valuation allowance against income tax benefits in certain foreign jurisdictions. Our income tax expense for the nine months ended September 30, 2011 reflects net tax benefits of $2.8 million relating to the favorable resolution of income tax audits and the reversal of state deferred tax liabilities due to newly enacted Michigan tax legislation. Our income tax expense and effective tax rate for the three and nine months ended September 30, 2010 reflected the effect of recording a valuation allowance against income tax benefits on U.S. losses. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in the three and nine months ended September 30, 2010 attributable to the monetization of alternative minimum tax and research and development credits.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Net income	$22.6	$38.7	$107.1	$80.2
Defined benefit plans, net of tax	0.4	(1.7)	3.9	0.3
Foreign currency translation adjustments, net of tax	(30.2)	11.5	(16.7)	3.6
Change in derivatives, net of tax	(9.0)	0.8	(7.9)	0.9
Comprehensive income (loss)	$(16.2)	$49.3	$86.4	$85.0
Net loss attributable to noncontrolling interests	2.2	0.1	4.6	0.3
Foreign currency translation adjustments related to noncontrolling interests	0.5	—	(0.3)	—
Comprehensive income (loss) attributable to AAM	$(13.5)	$49.4	$90.7	$85.3

11. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$24.8	$38.8	$111.7	$80.5

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	75.4	71.4	74.8	71.5

Effect of dilutive securities
Dilutive stock-based compensation	—	0.1	0.1	0.1
Dilutive GM warrants	—	2.8	0.5	2.9

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	75.4	74.3	75.4	74.5

Basic EPS	$0.33	$0.54	$1.49	$1.13

Diluted EPS	$0.33	$0.52	$1.48	$1.08

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 4.1 million at September 30, 2011 and 4.8 million at September 30, 2010. The ranges of exercise prices related to the excluded exercisable stock options were $15.56 - $40.83 at September 30, 2011 and $10.08 - $40.83 at September 30, 2010.

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

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc.  Holdings fully and unconditionally guarantees the 5.25% Notes and 7.875% Notes, which are senior unsecured obligations of AAM, Inc.  The 2.00% Convertible Notes, which were redeemed in 2011, were senior unsecured obligations of Holdings and were fully and unconditionally guaranteed by AAM, Inc.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2011
Net sales
External	$—	$186.8	$460.8	$—	$647.6
Intercompany	—	7.0	51.9	(58.9)	—
Total net sales	—	193.8	512.7	(58.9)	647.6
Cost of goods sold		182.4	420.6	(58.9)	544.1
Gross profit	—	11.4	92.1	—	103.5
Selling, general and administrative expenses	—	48.0	11.0	—	59.0
Operating income (loss)	—	(36.6)	81.1	—	44.5
Non-operating income (expense), net	—	(21.1)	1.5	—	(19.6)
Income (loss) before income taxes	—	(57.7)	82.6	—	24.9
Income tax expense (benefit)	—	(0.1)	2.4	—	2.3
Earnings from equity in subsidiaries	24.8	33.3	—	(58.1)	—
Net income (loss) before royalties and dividends	24.8	(24.3)	80.2	(58.1)	22.6
Royalties and dividends	—	49.1	(49.1)	—	—
Net income after royalties and dividends	24.8	24.8	31.1	(58.1)	22.6
Net loss attributable to noncontrolling interests	—	—	2.2	—	2.2
Net income attributable to AAM	$24.8	$24.8	$33.3	$(58.1)	$24.8

2010
Net sales
External	$—	$191.5	$426.7	$—	$618.2
Intercompany	—	6.4	48.2	(54.6)	—
Total net sales	—	197.9	474.9	(54.6)	618.2
Cost of goods sold	—	178.8	380.1	(54.6)	504.3
Gross profit	—	19.1	94.8	—	113.9
Selling, general and administrative expenses	—	48.6	4.6	—	53.2
Operating income (loss)	—	(29.5)	90.2	—	60.7
Non-operating income (expense), net	—	(22.0)	0.8	—	(21.2)
Income (loss) before income taxes	—	(51.5)	91.0	—	39.5
Income tax expense (benefit)	—	(1.1)	1.9	—	0.8
Earnings from equity in subsidiaries	38.8	70.0	—	(108.8)	—
Net income before royalties and dividends	38.8	19.6	89.1	(108.8)	38.7
Royalties and dividends	—	19.2	(19.2)	—	—
Net income after royalties and dividends	38.8	38.8	69.9	(108.8)	38.7
Net loss attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income attributable to AAM	$38.8	$38.8	$70.0	$(108.8)	$38.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2011
Net sales
External	$—	$601.8	$1,377.6	$—	$1,979.4
Intercompany	—	19.3	153.8	(173.1)	—
Total net sales	—	621.1	1,531.4	(173.1)	1,979.4
Cost of goods sold	—	569.0	1,234.1	(173.1)	1,630.0
Gross profit	—	52.1	297.3	—	349.4
Selling, general and administrative expenses	—	144.0	30.5	—	174.5
Operating income (loss)	—	(91.9)	266.8	—	174.9
Non-operating income (expense), net	—	(68.1)	4.5	—	(63.6)
Income (loss) before income taxes	—	(160.0)	271.3	—	111.3
Income tax expense (benefit)	—	(2.1)	6.3	—	4.2
Earnings from equity in subsidiaries	111.7	121.2	—	(232.9)	—
Net income (loss) before royalties and dividends	111.7	(36.7)	265.0	(232.9)	107.1
Royalties and dividends	—	148.4	(148.4)	—	—
Net income after royalties and dividends	111.7	111.7	116.6	(232.9)	107.1
Net loss attributable to noncontrolling interests	—	—	4.6	—	4.6
Net income attributable to AAM	$111.7	$111.7	$121.2	$(232.9)	$111.7

2010
Net sales
External	$—	$446.5	$1,253.2	$—	$1,699.7
Intercompany	—	20.8	132.8	(153.6)	—
Total net sales	—	467.3	1,386.0	(153.6)	1,699.7
Cost of goods sold	—	441.5	1,111.7	(153.6)	1,399.6
Gross profit	—	25.8	274.3	—	300.1
Selling, general and administrative expenses	—	135.0	12.0	—	147.0
Operating income (loss)	—	(109.2)	262.3	—	153.1
Non-operating expense, net	—	(66.5)	(1.2)	—	(67.7)
Income (loss) before income taxes	—	(175.7)	261.1	—	85.4
Income tax expense (benefit)	—	(0.9)	6.1	—	5.2
Earnings from equity in subsidiaries	80.5	197.6	—	(278.1)	—
Net income before royalties and dividends	80.5	22.8	255.0	(278.1)	80.2
Royalties and dividends	—	57.7	(57.7)	—	—
Net income after royalties and dividends	80.5	80.5	197.3	(278.1)	80.2
Net loss attributable to noncontrolling interests	—	—	0.3	—	0.3
Net income attributable to AAM	$80.5	$80.5	$197.6	$(278.1)	$80.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets (in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
September 30, 2011
Assets
Current assets
Cash and cash equivalents	$—	$40.9	$73.5	$—	$114.4
Accounts receivable, net	—	110.5	274.3	—	384.8
Inventories, net	—	43.6	114.1	—	157.7
Prepaid expense and other current assets	—	28.0	55.1	—	83.1
Total current assets	—	223.0	517.0	—	740.0
Property, plant and equipment, net	—	238.7	703.9	—	942.6
Goodwill	—	—	156.0	—	156.0
Other assets and deferred charges	—	299.7	94.5	—	394.2
Investment in subsidiaries	—	985.7	—	(985.7)	—
Total assets	$—	$1,747.1	$1,471.4	$(985.7)	$2,232.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$105.3	$258.3	$—	$363.6
Accrued expenses and other current liabilities	—	161.2	89.6	—	250.8
Total current liabilities	—	266.5	347.9	—	614.4
Intercompany payable (receivable)	320.7	(325.5)	4.8	—	—
Long-term debt	—	998.7	51.9	—	1,050.6
Investment in subsidiaries obligation	59.7	—	—	(59.7)	—
Other long-term liabilities	—	867.1	74.0	—	941.1
Total liabilities	380.4	1,806.8	478.6	(59.7)	2,606.1
Total AAM stockholders’ equity (deficit)	(380.4)	(59.7)	985.7	(926.0)	(380.4)
Noncontrolling interest in subsidiaries	—	—	7.1	—	7.1
Total stockholders’ equity (deficit)	(380.4)	(59.7)	992.8	(926.0)	(373.3)
Total liabilities and stockholders’ equity (deficit)	$—	$1,747.1	$1,471.4	$(985.7)	$2,232.8

December 31, 2010
Assets
Current assets
Cash and cash equivalents	$—	$67.6	$177.0	$—	$244.6
Accounts receivable, net	—	18.4	128.2	—	146.6
Inventories, net	—	34.8	95.5	—	130.3
Other current assets	—	35.6	45.0	—	80.6
Total current assets	—	156.4	445.7	—	602.1
Property, plant and equipment, net	—	259.6	676.7	—	936.3
Goodwill	—	—	155.8	—	155.8
Other assets and deferred charges	—	329.8	90.7	—	420.5
Investment in subsidiaries	—	887.7	—	(887.7)	—
Total assets	$—	$1,633.5	$1,368.9	$(887.7)	$2,114.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$76.4	$207.2	$—	$283.6
Accrued expenses and other current liabilities	—	209.9	75.6	—	285.5
Total current liabilities	—	286.3	282.8	—	569.1
Intercompany payable (receivable)	320.1	(395.3)	75.2	—	—
Long-term debt	0.4	970.2	39.4	—	1,010.0
Investment in subsidiaries obligation	159.0	—	—	(159.0)	—
Other long-term liabilities	—	931.3	72.4	—	1,003.7
Total liabilities	479.5	1,792.5	469.8	(159.0)	2,582.8
Total AAM stockholders’ equity (deficit)	(479.5)	(159.0)	887.7	(728.7)	(479.5)
Noncontrolling interest in subsidiaries	—	—	11.4	—	11.4
Total stockholders’ equity (deficit)	(479.5)	(159.0)	899.1	(728.7)	(468.1)
Total liabilities and stockholders’ equity (deficit)	$—	$1,633.5	$1,368.9	$(887.7)	$2,114.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	All Others	Elims	Consolidated
2011
Operating activities
Net cash provided by (used in) operating activities	$—	$(106.1)	$40.7	$—	$(65.4)
Investing activities
Purchases of property, plant and equipment	—	(25.9)	(85.1)	—	(111.0)
Proceeds from sale of equipment	—	1.5	6.4	—	7.9
Net cash used in investing activities	—	(24.4)	(78.7)	—	(103.1)
Financing activities
Net debt activity	(42.9)	70.0	13.5	—	40.6
Intercompany activity	43.0	34.9	(77.9)	—	—
Debt issuance costs	—	(5.7)	—	—	(5.7)
Employee stock option exercises	—	4.6	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	103.8	(64.4)	—	39.4
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Net decrease in cash and cash equivalents	—	(26.7)	(103.5)	—	(130.2)
Cash and cash equivalents at beginning of period	—	67.6	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$40.9	$73.5	$—	$114.4

2010
Operating activities
Net cash provided by (used in) operating activities	$—	$(84.8)	$278.3	$—	$193.5
Investing activities
Purchases of property, plant and equipment	—	(20.7)	(41.0)	—	(61.7)
Proceeds from sale of equipment	—	1.1	0.1	—	1.2
Purchase buyouts of leased equipment	—	(7.8)	—	—	(7.8)
Redemption of short-term investments	—	1.6	—	—	1.6
Net cash used in investing activities	—	(25.8)	(40.9)	—	(66.7)
Financing activities
Net debt activity	—	(59.4)	(1.4)	—	(60.8)
Intercompany activity	1.3	162.4	(163.7)	—	—
Debt issuance costs	—	(2.2)	—	—	(2.2)
Purchase of treasury stock	(1.3)	—	—	—	(1.3)
Net cash provided by (used in) financing activities	—	100.8	(165.1)	—	(64.3)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(9.8)	71.9	—	62.1
Cash and cash equivalents at beginning of period	—	80.6	97.5	—	178.1
Cash and cash equivalents at end of period	$—	$70.8	$169.4	$—	$240.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – 9.25% NOTES

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc.  The 9.25% Notes are senior secured obligations of AAM, Inc. and are fully and unconditionally guaranteed by Holdings and all domestic subsidiaries of AAM, Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$186.8	$48.2	$412.6	$—	$647.6
Intercompany	—	7.0	48.2	3.7	(58.9)	—
Total net sales	—	193.8	96.4	416.3	(58.9)	647.6
Cost of goods sold	—	182.4	84.2	336.4	(58.9)	544.1
Gross profit	—	11.4	12.2	79.9	—	103.5
Selling, general and administrative expenses	—	48.0	—	11.0	—	59.0
Operating income (loss)	—	(36.6)	12.2	68.9	—	44.5
Non-operating income (expense), net	—	(21.1)	0.4	1.1	—	(19.6)
Income (loss) before income taxes	—	(57.7)	12.6	70.0	—	24.9
Income tax expense (benefit)	—	(0.1)	—	2.4	—	2.3
Earnings (loss) from equity in subsidiaries	24.8	33.3	(13.1)	—	(45.0)	—
Net income (loss) before royalties and dividends	24.8	(24.3)	(0.5)	67.6	(45.0)	22.6
Royalties and dividends	—	49.1	—	(49.1)	—	—
Net income (loss) after royalties and dividends	24.8	24.8	(0.5)	18.5	(45.0)	22.6
Net loss attributable to noncontrolling interests	—	—	—	2.2	—	2.2
Net income (loss) attributable to AAM	$24.8	$24.8	$(0.5)	$20.7	$(45.0)	$24.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net sales
External	$—	$191.5	$49.1	$377.6	$—	$618.2
Intercompany	—	6.4	44.0	4.2	(54.6)	—
Total net sales	—	197.9	93.1	381.8	(54.6)	618.2
Cost of goods sold	—	178.8	83.4	296.7	(54.6)	504.3
Gross profit	—	19.1	9.7	85.1	—	113.9
Selling, general and administrative expenses	—	48.6	—	4.6	—	53.2
Operating income (loss)	—	(29.5)	9.7	80.5	—	60.7
Non-operating income (expense), net	—	(22.0)	—	0.8	—	(21.2)
Income (loss) before income taxes	—	(51.5)	9.7	81.3	—	39.5
Income tax expense (benefit)	—	(1.1)	—	1.9	—	0.8
Earnings (loss) from equity in subsidiaries	38.8	70.0	(4.5)	—	(104.3)	—
Net income before royalties and dividends	38.8	19.6	5.2	79.4	(104.3)	38.7
Royalties and dividends	—	19.2	—	(19.2)	—	—
Net income after royalties and dividends	38.8	38.8	5.2	60.2	(104.3)	38.7
Net loss attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income attributable to AAM	$38.8	$38.8	$5.2	$60.3	$(104.3)	$38.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$601.8	$148.3	$1,229.3	$—	$1,979.4
Intercompany	—	19.3	145.1	8.7	(173.1)	—
Total net sales	—	621.1	293.4	1,238.0	(173.1)	1,979.4
Cost of goods sold	—	569.0	253.5	980.6	(173.1)	1,630.0
Gross profit	—	52.1	39.9	257.4	—	349.4
Selling, general and administrative expenses	—	144.0	—	30.5	—	174.5
Operating income (loss)	—	(91.9)	39.9	226.9	—	174.9
Non-operating income (expense), net	—	(68.1)	0.8	3.7	—	(63.6)
Income (loss) before income taxes	—	(160.0)	40.7	230.6	—	111.3
Income tax expense (benefit)	—	(2.1)	—	6.3	—	4.2
Earnings (loss) from equity in subsidiaries	111.7	121.2	(30.4)	—	(202.5)	—
Net income (loss) before royalties and dividends	111.7	(36.7)	10.3	224.3	(202.5)	107.1
Royalties and dividends	—	148.4	—	(148.4)	—	—
Net income after royalties and dividends	111.7	111.7	10.3	75.9	(202.5)	107.1
Net loss attributable to noncontrolling interests	—	—	—	4.6	—	4.6
Net income attributable to AAM	$111.7	$111.7	$10.3	$80.5	$(202.5)	$111.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net sales
External	$—	$446.5	$142.4	$1,110.8	$—	$1,699.7
Intercompany	—	20.8	121.3	11.5	(153.6)	—
Total net sales	—	467.3	263.7	1,122.3	(153.6)	1,699.7
Cost of goods sold	—	441.5	248.0	863.7	(153.6)	1,399.6
Gross profit	—	25.8	15.7	258.6	—	300.1
Selling, general and administrative expenses	—	135.0	—	12.0	—	147.0
Operating income (loss)	—	(109.2)	15.7	246.6	—	153.1
Non-operating income (expense), net	—	(66.5)	0.1	(1.3)	—	(67.7)
Income (loss) before income taxes	—	(175.7)	15.8	245.3	—	85.4
Income tax expense (benefit)	—	(0.9)	—	6.1	—	5.2
Earnings (loss) from equity in subsidiaries	80.5	197.6	(20.5)	—	(257.6)	—
Net income (loss) before royalties and dividends	80.5	22.8	(4.7)	239.2	(257.6)	80.2
Royalties and dividends	—	57.7	—	(57.7)	—	—
Net income (loss) after royalties and dividends	80.5	80.5	(4.7)	181.5	(257.6)	80.2
Net loss attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net income (loss) attributable to AAM	$80.5	$80.5	$(4.7)	$181.8	$(257.6)	$80.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2011
Assets
Current assets
Cash and cash equivalents	$—	$40.9	$—	$73.5	$—	$114.4
Accounts receivable, net	—	110.5	27.6	246.7	—	384.8
Inventories, net	—	43.6	28.1	86.0	—	157.7
Other current assets	—	28.0	0.5	54.6	—	83.1
Total current assets	—	223.0	56.2	460.8	—	740.0
Property, plant and equipment, net	—	238.7	85.9	618.0	—	942.6
Goodwill	—	—	147.9	8.1	—	156.0
Other assets and deferred charges	—	299.7	19.8	74.7	—	394.2
Investment in subsidiaries	—	985.7	39.4	—	(1,025.1)	—
Total assets	$—	$1,747.1	$349.2	$1,161.6	$(1,025.1)	$2,232.8
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$105.3	$44.0	$214.3	$—	$363.6
Other current liabilities	—	161.2	3.6	86.0	—	250.8
Total current liabilities	—	266.5	47.6	300.3	—	614.4
Intercompany payable (receivable)	320.7	(325.5)	269.3	(264.5)	—	—
Long-term debt	—	998.7	6.0	45.9	—	1,050.6
Investment in subsidiaries obligation	59.7	—	—	—	(59.7)	—
Other long-term liabilities	—	867.1	1.2	72.8	—	941.1
Total liabilities	380.4	1,806.8	324.1	154.5	(59.7)	2,606.1
Total AAM Stockholders’ equity (deficit)	(380.4)	(59.7)	25.1	1,000.0	(965.4)	(380.4)
Noncontrolling interests in subsidiaries	—	—	—	7.1	—	7.1
Total stockholders’ equity (deficit)	(380.4)	(59.7)	25.1	1,007.1	(965.4)	(373.3)
Total liabilities and stockholders’ equity (deficit)	$—	$1,747.1	$349.2	$1,161.6	$(1,025.1)	$2,232.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2010
Assets
Current assets
Cash and cash equivalents	$—	$67.6	$—	$177.0	$—	$244.6
Accounts receivable, net	—	18.4	24.5	103.7	—	146.6
Inventories, net	—	34.8	27.0	68.5	—	130.3
Other current assets	—	35.6	0.2	44.8	—	80.6
Total current assets	—	156.4	51.7	394.0	—	602.1
Property, plant and equipment, net	—	259.6	91.0	585.7	—	936.3
Goodwill	—	—	147.8	8.0	—	155.8
Other assets and deferred charges	—	329.8	17.2	73.5	—	420.5
Investment in subsidiaries	—	887.7	41.0	—	(928.7)	—
Total assets	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$76.4	$35.7	$171.5	$—	$283.6
Other current liabilities	—	209.9	4.1	71.5	—	285.5
Total current liabilities	—	286.3	39.8	243.0	—	569.1
Intercompany payable (receivable)	320.1	(395.3)	272.5	(197.3)	—	—
Long-term debt	0.4	970.2	6.1	33.3	—	1,010.0
Investment in subsidiaries obligation	159.0	—	—	—	(159.0)	—
Other long-term liabilities	—	931.3	1.2	71.2	—	1,003.7
Total liabilities	479.5	1,792.5	319.6	150.2	(159.0)	2,582.8
Total AAM Stockholders’ equity (deficit)	(479.5)	(159.0)	29.1	899.6	(769.7)	(479.5)
Noncontrolling interests in subsidiaries	—	—	—	11.4	—	11.4
Total stockholders’ equity (deficit)	(479.5)	(159.0)	29.1	911.0	(769.7)	(468.1)
Total liabilities and stockholders’ equity (deficit)	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net cash provided by (used in) operating activities	$—	$(106.1)	$35.5	$5.2	$—	$(65.4)
Investing activities
Purchases of property, plant and equipment	—	(25.9)	(3.5)	(81.6)	—	(111.0)
Proceeds from sale of equipment	—	1.5	0.1	6.3	—	7.9
Net cash used in investing activities	—	(24.4)	(3.4)	(75.3)	—	(103.1)
Financing activities
Net debt activity	(42.9)	70.0	(0.2)	13.7	—	40.6
Intercompany activity	43.0	34.9	(31.9)	(46.0)	—	—
Debt issuance costs	—	(5.7)	—	—	—	(5.7)
Employee stock option exercises	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	103.8	(32.1)	(32.3)	—	39.4
Effect of exchange rate changes on cash	—	—	—	(1.1)	—	(1.1)
Net decrease in cash and cash equivalents	—	(26.7)	—	(103.5)	—	(130.2)
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$40.9	$—	$73.5	$—	$114.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2010
Net cash provided by (used in) operating activities	$—	$(84.8)	$32.3	$246.0	$—	$193.5
Investing activities
Purchases of property, plant and equipment	—	(20.7)	(3.3)	(37.7)	—	(61.7)
Redemption of short-term investments	—	1.6	—	—	—	1.6
Purchase buyouts of leased equipment	—	(7.8)	—	—	—	(7.8)
Proceeds from sale of equipment	—	1.1	—	0.1	—	1.2
Net cash used in investing activities	—	(25.8)	(3.3)	(37.6)	—	(66.7)
Financing activities
Net debt activity	—	(59.4)	(0.1)	(1.3)	—	(60.8)
Intercompany activity	1.3	162.4	(30.8)	(132.9)	—	—
Debt issuance costs	—	(2.2)	—	—	—	(2.2)
Purchase of treasury stock	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	—	100.8	(30.9)	(134.2)	—	(64.3)
Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(9.8)	(1.9)	73.8	—	62.1
Cash and cash equivalents at beginning of period	—	80.6	1.9	95.6	—	178.1
Cash and cash equivalents at end of period	$—	$70.8	$—	$169.4	$—	$240.2

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 73% of our total net sales in the first nine months of 2011 as compared to 76% for the first nine months of 2010 and 75% for the full-year 2010.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives.  Sales to Chrysler were approximately 8% of our total net sales in the first nine months of 2011 as compared to 9% for the first nine months of 2010 and for the full-year 2010. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co., Ltd., Harley-Davidson Inc., Tata Motors, Ford Motor Company, Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM increased to $535.0 million in the first nine months of 2011 as compared to $406.4 million in the first nine months of 2010.

RECENT DEVELOPMENTS

In the third quarter of 2011, we notified the International UAW of our decision to close the Cheektowaga Manufacturing Facility (CKMF) on or after February 26, 2012, the expiration of our current collective bargaining agreement with the International UAW. We had previously notified the International UAW of our decision to close the Detroit Manufacturing Complex (DMC) on or after February 26, 2012 in the second quarter of 2011.
In the third quarter of 2011, we recorded asset impairment charges and indirect inventory obsolescence of $8.7 million as a result of the announced closure of CKMF. We also incurred asset redeployment and other non-recurring operating costs associated with the closure of DMC and CKMF of $1.6 million in the third quarter of 2011. We expect to incur approximately $20 million of additional asset redeployment and other plant closure related costs and approximately $30 million of capital expenditures associated with the completion of these plant closures.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Net Sales  Net sales increased to $647.6 million in the third quarter of 2011 as compared to $618.2 million in the third quarter of 2010.  These increases reflect the improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,466 in the third quarter of 2011 as compared to $1,458 in the third quarter of 2010.  Our 4WD/AWD penetration rate on these vehicle programs was 60.7% in the third quarter of 2011 as compared to 62.3% in the third quarter of 2010.

Gross Profit   Gross profit was $103.5 million in the third quarter of 2011 as compared to $113.9 million in the third quarter of 2010.  Gross margin was 16.0% in the third quarter of 2011 as compared to 18.4% in the third quarter of 2010.  Gross profit in the third quarter of 2011 includes special charges and other non-recurring operating costs of $10.3 million, which includes asset impairment charges and indirect inventory obsolescence as a result of the announced closure of CKMF and other plant closure related costs. The decrease in gross profit and gross margin in the third quarter of 2011, as compared to the third quarter of 2010, also reflects the adverse impact of the implementation of certain provisions of the 2009 Settlement and Commercial Agreement with GM, partially offset by the positive impact of an increase in sales and productivity gains. These provisions were effective January 1, 2011 and, among other things, include expanded warranty cost sharing and product price-downs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $59.0 million or 9.1% of net sales in the third quarter of 2011 as compared to $53.2 million or 8.6% of net sales in the third quarter of 2010.  R&D increased by $10.6 million to $31.8 million in the third quarter of 2011 as compared to $21.2 million in the third quarter of 2010. The increase in SG&A in the third quarter of 2011 primarily reflects increased R&D spending, including costs related to e-AAM Driveline Systems AB (e-AAM), a joint venture we formed in the fourth quarter of 2010 to develop and commercialize electric AWD hybrid driveline systems for passenger cars and crossover vehicles, which is partially offset by lower profit sharing accruals and other incentive compensation expense.

In the third quarter of 2011, Saab Automobile AB (Saab), our partner in the e-AAM joint venture, entered a voluntary reorganization process. As a result, in the third quarter of 2011, we recorded a $1.6 million impairment charge to SG&A to write off the intangible asset associated with the long-term supply agreement with Saab acquired as part of our joint venture formation in 2010.
SG&A in the third quarter of 2010 included a $3.0 million write down of administrative and engineering facilities located in Detroit, Michigan.
Operating Income  Operating income was $44.5 million in the third quarter of 2011 as compared to $60.7 million in the third quarter of 2010.  Operating margin was 6.9% in the third quarter of 2011 as compared to 9.8% in the third quarter of 2010.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $19.7 million in the third quarter of 2011 as compared to $22.1 million in the third quarter of 2010.  The decrease in interest expense in the third quarter of 2011, as compared to the third quarter of 2010, relates primarily to higher capitalized interest as a result of increased capital expenditures to support our significant global program launches. Investment income was $0.3 million in the third quarter of 2011 as compared to $0.4 million in the third quarter of 2010.

The weighted-average interest rate of our long-term debt outstanding was 7.9% in the third quarter of 2011 as compared to 8.0% in the third quarter of 2010.

Other Income (Expense), net Other income (expense), which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was expense of $0.2 million in the third quarter of 2011 and income of $0.5 million in the third quarter of 2010.

Income Tax Expense  Income tax expense was $2.3 million in the third quarter of 2011 as compared to $0.8 million in the third quarter of 2010.  Our effective income tax rate was 9.3% in the third quarter of 2011 as compared to 2.0% in the third quarter of 2010.  Our income tax expense and effective tax rate for the third quarter of 2011 reflects the effect of utilizing the net operating loss in the U.S. and recording a valuation allowance against income tax benefits in certain foreign jurisdictions.

Our income tax expense and effective tax rate in the third quarter of 2010 reflected the effect of recording a valuation allowance against income tax benefits on U.S. losses.

In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in the third quarter of 2010 attributable to the monetization of alternative minimum tax and research and development credits.

Net Loss Attributable to Noncontrolling interests Net loss attributable to noncontrolling interest was $2.2 million in the third quarter of 2011 and $0.1 million in the third quarter of 2010. The increase primarily reflects the portion of the net expenses of e-AAM that relates to noncontrolling interests, which included an impairment charge of $0.5 million in the third quarter of 2011 related to the write off of the Saab intangible asset.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM was $24.8 million in the third quarter of 2011 as compared to $38.8 million in the third quarter of 2010. Diluted EPS was $0.33 in the third quarter of 2011 as compared to $0.52in the third quarter of 2010. Net income attributable to AAM and EPS for the third quarters of 2011 and 2010 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Net Sales  Net sales increased to $1,979.4 million in the first nine months of 2011 as compared to $1,699.7 million in the first nine months of 2010. As compared to the first nine months of 2010, our sales in the first nine months of 2011 reflect an increase of approximately 9.2% in production volumes for the major North American light truck and SUV programs we currently support.  These increases reflect the improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,483 million in the first nine months of 2011 as compared to $1,420 million in the first nine months of 2010.  The increase is primarily due to mix shifts favoring the next generation of heavy-duty trucks for GM and higher metal market pass throughs. Our 4WD/AWD penetration rate was 62.7% in the first nine months of 2011 as compared to 63.1% in the first nine months of 2010.

Gross Profit  Gross profit increased to $349.4 million in the first nine months of 2011 as compared to $300.1 million in the first nine months of 2010.  Gross margin was 17.7% in the first nine months of 2011 and 2010.  The increase in gross profit in the first nine months of 2011 as compared to the first nine months of 2010 primarily reflects the positive impact of an increase in sales and productivity gains, partially offset by the impact of the implementation of certain provisions of the 2009 Settlement and Commercial Agreement with GM. These provisions were effective January 1, 2011 and, among other things, include expanded warranty cost sharing and product price-downs. Gross profit in the first nine months of 2011 also includes special charges and other non-recurring operating costs of $10.3 million, which includes asset impairment charges and indirect inventory obsolescence as a result of the announced closure of CKMF and other plant closure related costs. Gross profit in the first nine months of 2011 also includes a $6.1 million gain related to the sale of equipment that we had previously written down to its estimated fair value as a result of asset impairments.

Gross profit in the first nine months of 2010 includes the adverse impact of an arbitration ruling related to the transfer of certain production from the DMC to another AAM facility for which we recorded a charge of $5.3 million for wages and benefits owed to certain UAW represented associates at the DMC. Gross profit in the first nine months of 2010 also includes net special charges of $1.7 million related to $8.7 million of asset impairment and related charges at our Salem Manufacturing Facility, net of $7.0 million of adjustments to previously recorded estimates for SUB and idled leased asset accruals.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $174.5 million or 8.8% of net sales in the first nine months of 2011 as compared to $147.0 million or 8.6% of net sales in the first nine months of 2010.  R&D increased by $26.5 million to $85.4 million in the first nine months of 2011 as compared to $58.9 million in the first nine months of 2010. The increase in SG&A in the first nine months of 2011 primarily reflects increased R&D spending, including costs related to e-AAM, a joint venture we formed in the fourth quarter of 2010 to develop and commercialize electric AWD hybrid driveline systems for passenger cars and crossover vehicles.

In the third quarter of 2011, Saab Automobile AB (Saab), our partner in the e-AAM joint venture, entered a voluntary reorganization process. As a result, in the third quarter of 2011, we recorded a $1.6 million impairment charge to SG&A to write off the intangible asset associated with the long-term supply agreement with Saab acquired as part of our joint venture formation in 2010.
SG&A in the first nine months of 2010 included a $3.0 million write down of administrative and engineering facilities located in Detroit, Michigan.
Operating Income  Operating income increased to $174.9 million in the first nine months of 2011 as compared to $153.1 million in the first nine months of 2010.  Operating margin was 8.8% in the first nine months of 2011 as compared to 9.0% in the first nine months of 2010.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $61.5 million in the first nine months of 2011 as compared to $67.4 million in the first nine months of 2010.  The decrease in interest expense in the first nine months of 2011, as compared to the first nine months of 2010, relates primarily to higher capitalized interest as a result of increased capital expenditures to support our significant global program launches. Investment income was $0.9 million in the first nine months of 2011 as compared to $1.4 million in the first nine months of 2010.

The weighted-average interest rate of our long-term debt outstanding was 8.1% in the first nine months of 2011 as compared to 8.2% in the first nine months of 2010.

Other Income (Expense) Following are the components of Other Income (Expense) for the first nine months of 2011 and 2010:

Debt refinancing and redemption costs In the first nine months of 2011, we expensed $3.1 million of unamortized debt issuance costs, discount and prepayment premiums related to the voluntary prepayment of $42.5 million of our 9.25% Notes and the termination of our Second Lien Term Loan with GM.

Other, net Other, which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was income of $0.1 million in the first nine months of 2011 as compared to expense of $1.7 million in the first nine months of 2010.

Income Tax Expense  Income tax expense was $4.2 million in the first nine months of 2011 as compared to $5.2 million in the first nine months of 2010.  Our effective income tax rate was 3.8% in the first nine months of 2011 as compared to 6.1% in the first nine months of 2010.  Our income tax expense and effective tax rate in the first nine months ended September 30, 2011 reflects the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the nine months ended September 30, 2011 also reflects net tax benefits of $2.8 million relating to the favorable resolution of income tax audits and the reversal of state deferred tax liabilities due to newly enacted Michigan tax legislation. Our income tax expense and effective tax rate in the first nine months of 2010 reflects the effect of recording a valuation allowance against income tax benefits on U.S. losses.

In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in the three and nine months ended September 30, 2010 attributable to the monetization of alternative minimum tax and research and development credits.

Net Loss Attributable to Noncontrolling Interests Net loss attributable to noncontrolling interests was $4.6 million in the first nine months of 2011 and $0.3 million in the first nine months of 2010. The increase primarily reflects the portion of the net expenses of e-AAM that relates to noncontrolling interests, which included an impairment charge of $0.5 million in the first nine months of 2011 related to the write off of the Saab intangible asset.

Net Income Attributable to AAM and Earnings Per Share (EPS)  Net income attributable to AAM increased to $111.7 million in the first nine months of 2011 as compared to $80.5 million in the first nine months of 2010.  Diluted earnings per share increased to $1.48 in the first nine months of 2011 as compared to $1.08 in the first nine months of 2010.  Net income attributable to AAM and EPS for the first nine months of 2011 and 2010 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, pension plan obligations and our working capital investments.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Amended Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2011, net cash used in operating activities was $65.4 million as compared to net cash provided by operating activities of $193.5 million in the first nine months of 2010.  The following factors impacted cash provided by (used in) operating activities in the first nine months of 2011 as compared to the first nine months of 2010:

Sales and production volumes Cash provided by operating activities was favorably impacted by higher profits related to an increase in sales and production activity in the first nine months of 2011 as compared to the first nine months of 2010.

2009 Settlement and Commercial Agreement As part of the 2009 Settlement and Commercial Agreement, we agreed to expedited payment terms of “net 10 days” from GM (as compared to previously existing terms of approximately 45 days) in exchange for a 1% early payment discount. On June 30, 2011, we elected to terminate the expedited payment terms and transition to GM payment terms of approximately 50 days. As a result of the termination of these expedited payment terms in 2011, our change in payment terms negatively impacted our operating cash flow during the third quarter of 2011 by approximately $190 million.

Incentive compensation payments We paid approximately $27.0 million in the first nine months of 2011 and approximately $5.0 million in the first nine months of 2010 related to incentive compensation as a result of our increased profitability and statutory requirements in certain jurisdictions.

Interest paid Interest paid in the first nine months of 2011 was $73.6 million as compared to $61.9 million in the first nine months of 2010. The increase primarily relates to the timing of interest payments on our 9.25% Notes, which were issued in December 2009.

Cash paid for special charges  In the first nine months of 2011, we made cash payments of $10.4 million for special charges primarily related to leased assets that are permanently idled and other costs associated with our announced plant closures. In the first nine months of 2010, we made cash payments of $42.6 million which primarily related to hourly and salaried workforce reductions initiated prior to 2010. We expect to make payments of approximately $7 million during the remainder of 2011 and $1 million in 2012 related to the remaining restructuring accrual.

In the third quarter of 2011 we notified the International UAW of our decision to close the CKMF on or after February 26, 2012, the expiration of our current collective bargaining agreement with the International UAW. We had previously notified the International UAW of our decision to close DMC on or after February 26, 2012 in the second quarter of 2011. We incurred asset redeployment and other non-recurring operating costs associated with the announced closure of DMC and CKMF of $1.6 million in the third quarter of 2011. We expect to incur approximately $20 million of additional asset redeployment and other plant closure related costs and approximately $30 million of capital expenditures associated with the completion of these plant closures.
Pension and Other Postretirement Benefits  (OPEB)  We contributed $26.2 million to our pension trusts in the first nine months of 2011, which represents all of our 2011 pension funding requirements. We expect our cash outlay for other postretirement benefit obligations in 2011, net of GM cost sharing, to be approximately $15 million.

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

Investing Activities  Capital expenditures were $111.0 million in the first nine months of 2011 as compared to $61.7 million in the first nine months of 2010.  We expect our capital spending in 2011 to be in the range of 6.0% to 6.5% of sales, which includes support for our significant global program launches in 2011 and 2012 within our new business backlog.

In the first nine months of 2011, we received $7.9 million of proceeds related to the sale of property, plant and equipment.

In the first nine months of 2010, we bought out $7.8 million of previously leased machinery and equipment.

Financing Activities  In the first nine months of 2011, net cash provided by financing activities was $39.4 million as compared to net cash used in financing activities of $64.3 million in the first nine months of 2010.  Total long-term debt outstanding increased $40.6 million in the first nine months of 2011 to $1,050.6 million as compared to $1,010.0 million at year-end 2010, primarily as a result of borrowing on our Amended Revolving Credit Facility in the third quarter of 2011, which was partially offset by using cash flow from operations to redeem 10% of our 9.25% Notes outstanding during the second quarter of 2011.

In the second quarter of 2011, we voluntarily redeemed 10% of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest. Upon repayment, we expensed $1.4 million for the write off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs and debt discount over the expected life of the borrowing.

In the second quarter of 2011, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of September 30, 2011, the Amended Revolving Credit Facility provided up to $53.1 million of revolving bank financing commitments through December 2011, $86.9 million of such revolving bank financing commitments through June 2013 and $235.0 million of such revolving bank financing commitments through June 30, 2016.

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $79.0 million and extended the maturity of $235.0 million of the aggregate commitments to June 30, 2016. Borrowings under the Amended Revolving Credit Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR based loans for lenders who extended their maturities will be between 3.00% and 4.50%, depending upon the corporate ratings of the Company. The applicable margin for lenders who did not extend their maturities remained unchanged.

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

At September 30, 2011, we had $275.0 million available under the Amended Revolving Credit Facility.  This availability reflects a reduction of $30.0 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At September 30, 2011, $45.6 million was outstanding under these facilities and an additional $10.2 million was available.

We paid debt issuance costs of $5.7 million and $2.2 million in the first nine months of 2011 and 2010, respectively, related to the amendments and restatements of our Amended Revolving Credit Facility in 2011 and our debt agreements in 2009.

As part of the 2009 Settlement and Commercial Agreement with GM, we entered into certain agreements which, among other things, provided us with expedited payment terms of “net 10 days” in exchange for a 1% early payment discount and a Second Lien Term Loan Agreement through December 31, 2013. Pursuant to the terms of such agreements, we elected to terminate the expedited payment terms as well as the Second Lien Term Loan Agreement, effective June 30, 2011. As a result of these terminations, our Access and Security Agreement with GM expired on September 28, 2011.

We received $4.6 million in the first nine months of 2011 related to the exercise of employee stock options.

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

LITIGATION AND ENVIRONMENTAL MATTERS

We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first nine months of 2011, and we do not expect such expenditures to be significant for the remainder of 2011.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso.  At September 30, 2011, we had currency forward contracts with a notional amount of $66.2 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $6.0 million at September 30, 2011.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we use interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2011, there are no interest rate hedges in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at September 30, 2011) on our long-term debt outstanding at September 30, 2011 would be approximately $1.1 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2011, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2010 Form 10-K and as updated in Item 1A of Part 1 in our Form 10-Q for the quarterly period ended June 30, 2011.

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
October 28, 2011

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