Form 10-K
period 2011-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2012-02-09
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2011 as reported on the New York Stock Exchange was $11.38 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $785.5 million.

As of February 6, 2012, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 74,983,587 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2011 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 26, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2011

			Page Number

Part I	Item 1	Business	1
	Item 1A	Risk Factors	11
	Item 1B	Unresolved Staff Comments	15
	Item 2	Properties	16
	Item 3	Legal Proceedings	17
	Item 4	Mine Safety Disclosures	17

Part II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
	Item 6	Selected Financial Data	19
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	37
	Item 8	Financial Statements and Supplementary Data	38
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
	Item 9A	Controls and Procedures	80
	Item 9B	Other Information	80

Part III	Item 10	Directors, Executive Officers and Corporate Governance	81
	Item 11	Executive Compensation	81
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
	Item 13	Certain Relationships and Related Transactions, and Director Independence	81
	Item 14	Principal Accounting Fees and Services	81

Part IV	Item 15	Exhibits and Financial Statement Schedules	82
Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS		XBRL Instance Document
Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document
Exhibit 101.PRE		XBRL Extension Presentation Linkbase Document
Exhibit 101.LAB		XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

Part I

Item 1.	Business

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

See Item 8, “Financial Statements and Supplementary Data - Note 13 - Segment and Geographic Information” included in this report.

(c)	Narrative Description of Business

Company Overview

We are a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 73% of our total net sales in 2011, 75% in 2010 and 78% in 2009.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a Lifetime Program Contract (LPC). Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 5 to 7 years, and require us to remain competitive with respect to technology, design and quality.

We are also the principal supplier of driveline system products for Chrysler Group LLC's (Chrysler) heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. Sales to Chrysler were approximately 8% of our total net sales in 2011, 9% in 2010 and 8% in 2009. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Audi AG (Audi), Scania AB, Mack Trucks Inc. (Mack Truck), PACCAR Inc., Nissan Motor Co., Ltd. (Nissan), Harley-Davidson Inc., Tata Motors, Ford Motor Company (Ford), Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM increased to $710.0 million in 2011 as compared to $563.0 million in 2010 and $331.2 million in 2009.

We estimate our principal served market to be approximately $37 billion, based on information available at the end of 2011. Our principal served market is the global driveline market, which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2011	2010	2009
Axles and driveshafts	81%	81%	75%
Drivetrain components, forged products and other	19%	19%	25%
Total	100%	100%	100%

Business Strategy

We are focused on profitably growing our net sales and strengthening our balance sheet by providing exceptional value to our customers, capitalizing on our competitive strengths and continuing to diversify our customer, product, and geographic sales mix. Over the past several years, we have implemented a Restructuring, Resizing and Profit Recovery plan that allowed us to achieve a cost structure in line with current and projected levels of customer demand and market requirements. The plan has proven successful, yielding significant, permanent structural cost reductions and has allowed us to drive down our operating breakeven level. These actions positioned us to significantly improve our profitability and free cash flow performance. We expect to benefit from these actions in the future as global economic conditions and the strength of the automotive industry continue to improve.

While continuing to emphasize our track record of operational excellence, we are focused on accelerating progress on three critical business objectives: profitable sales growth, improving business diversification and strengthening our balance sheet. These critical business objectives include the following actions:

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

•
We have invested over $1 billion in research and development since 1994, resulting in the development of products with industry leading technology for driveline and drivetrain systems and related components for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

•
We have accelerated the development and launch of products for passenger cars and crossover vehicles and the global light truck and commercial vehicle markets. We have approximately $1.1 billion of new business backlog launching from 2012 to 2014, of which approximately two-thirds relates to AWD and RWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle market.

•
In 2010, we entered into a joint venture with Saab Automobile AB (Saab). The new company, e-AAM Driveline Systems AB (e-AAM), will design and commercialize electric all-wheel-drive (eAWD) systems designed to improve fuel efficiency up to 30 percent, reduce CO2 emissions and provide all-wheel-drive capability. e-AAM engineers and develops eAWD hybrid driveline systems for passenger cars and crossover vehicles that can be easily integrated into existing platforms, minimizing vehicle architecture changes.

•
AAM also won an industry-first order for our EcoTrac™ disconnecting AWD technology. AAM's EcoTrac™ AWD system is a fuel-efficient and environmentally friendly driveline system that further enhances AAM's technology leadership position by providing OEMs the option of an all-wheel-drive system that disconnects when not needed to improve fuel efficiency and reduce CO2 emissions compared to conventional AWD systems. AAM's EcoTrac™ AWD system will be featured on major global passenger car and crossover vehicle programs beginning in 2013. The EcoTrac™ brand includes this AWD fuel economy optimization system, eAWD systems and a full range of high-efficiency axles.

•
In 2011, AAM was selected as a finalist for the 2012 Automotive News PACE Award (Premier Automotive Suppliers' Contribution to Excellence) for our industry-first cast iron to cast iron laser welding process in the manufacture of AAM's TracRite® Center Differential for Audi.  PACE awards recognize innovation in automotive suppliers' products, manufacturing processes and information technology.

Growing new customer relationships to improve the diversification of our customer base and product portfolio.

•
In addition to maintaining and building upon our long standing relationships with GM and Chrysler, we have focused on generating profitable growth with new and existing global OEM customers, as well as commercial vehicle, off-road and emerging market OEMs. As a result, new business launches in 2011 through 2013 include business with Volkswagen, Audi, Nissan, Ford, Mercedes-Benz, Daimler Truck, Tata Motors, Jaguar Land Rover, Volvo Powertrain Group and Navistar.

•
Approximately 75% of the awards in our new business backlog launching from 2012 to 2014 are for customers other than GM. In addition, we are quoting on over $1 billion in new business opportunities to continue the diversification and expansion of our customer base, product portfolio and global footprint. Over 90% of these opportunities are for customers other than GM.

Increasing our presence in global growth markets to support our customers' global platforms and establish regional cost competitiveness.

•
Over the past few years, we have significantly increased our installed capacity in cost competitive global growth markets to support current and future opportunities. Specific actions include expanding facilities in Brazil, Mexico and Poland and constructing new facilities in India and Thailand.

•
In 2011, we also expanded our existing joint venture with Hefei Automobile Axle Co., Ltd. (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automotive Group Co., Ltd.) to include 100% of HAAC's light commercial axle business. By adding the light and medium duty commercial axle business, this expanded joint venture will supply front and rear beam axles to several leading Chinese light truck manufacturers, including JAC and BAIC Foton, making AAM the second largest axle supplier in China 's light commercial truck segment.

•
Approximately 50% of our $1.1 billion of new business backlog launching from 2012 to 2014 is for end use markets outside the U.S. and approximately 70% has been sourced to our manufacturing facilities outside the U.S.

Competition and Strengths

We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. Our principal competitors include Dana Holding Corporation, GKN plc, Magna International Inc., ZF Friedrichshafen AG, Linamar Corporation, Meritor Inc. and the in-house operations of various global OEMs, such as Chrysler and Ford. The sector is also attracting new competitors from Asia, some of whom are entering both of our product lines through acquisition of OEM non-core operations.

With a focus on engineering and manufacturing, we support our business strategy and differentiate ourselves through the following strengths:

•
Outstanding long-term daily track records on quality, reliability, delivery and launch performance - We reduced our discrepant parts per million (“PPM”) performance, as measured by our largest customer, from 13,441 PPM in 1994 to less than 10 PPM currently, a level which we have sustained for the past eight years. We also have a strong track record of successfully supporting new product, process and facility launches.

•	Demonstrated ability to achieve cost savings - We reduced our operating breakeven to a U.S. SAAR equivalent of approximately 10 million vehicle units.

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

We continuously evaluate the need to rationalize excess capacity through consolidation, divestiture, idling or closing facilities to maximize productivity and capacity utilization and further minimize operating and overhead costs. This is evidenced by the following actions:

•
Cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint - We have re-aligned our global installed capacity to increase our presence in global growth markets, support global product development initiatives and establish regional cost competitiveness. This includes having manufacturing facilities in Brazil, China, India, Mexico, Poland, Thailand and the U.S.

•
In 2010, we idled our Salem Manufacturing Facility (part of our Colfor Manufacturing operations) and consolidated its operations within our two remaining facilities in Ohio. We also idled and consolidated certain administrative and engineering facilities in Michigan. In 2011, we closed our Spurrier Manufacturing Facility in England.

•
In the third quarter of 2011, we notified the International UAW of our decision to close the Cheektowaga Manufacturing Facility (CKMF) on or after February 26, 2012, the expiration of our current collective bargaining agreement with the International UAW. We had previously notified the International UAW of our decision to close the Detroit Manufacturing Complex (DMC) on or after February 26, 2012 in the second quarter of 2011. The programs currently sourced to these locations will be moved to other market cost competitive North American facilities. DMC's business will be resourced to Three Rivers Manufacturing Facility, our largest U.S. manufacturing facility, and CKMF's business will be resourced to our facilities in Ohio, Indiana and Mexico.

All of our global facilities utilize the AAM Manufacturing System, a business philosophy focused on lean manufacturing designed to facilitate cost reductions, improve quality, reduce inventory and improve our operating flexibility. This philosophy is demonstrated through the following:

•
Ability to drive home the benefits of market cost competitiveness and productivity initiatives - Our Three Rivers Manufacturing Facility was recently named one of the 10 best plants in North America by Industry Week Magazine, which recognizes North American manufacturing facilities that foster productive and competitive work environments and optimize customer satisfaction. The AAM Manufacturing System and associate involvement were noted as key enablers for the plant to be awarded new business.

•
Recognition for demonstrating outstanding achievements in manufacturing processes, quality enhancements, productivity improvement and customer satisfaction - Our Guanajuato Manufacturing Complex is a "Shingo Prize" award recipient for Manufacturing Excellence, which focuses on lean manufacturing techniques and promotes world-class business performance through continuous improvements in core manufacturing and business processes.

Industry Trends

See Item 7, “Management's Discussion and Analysis - Industry Trends.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs.  Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.  We currently have contracts with our steel suppliers that ensure continuity of supply to our principal operating facilities in North America.  We also have validation and testing capabilities that enable us to strategically qualify steel sources on a global basis. As we continue to expand our global manufacturing footprint, we will need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements.

Research and Development (R&D)

We continue to invest in the development of new products, processes and systems to improve efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2011, R&D spending was $113.6 million as compared to $82.5 million in 2010 and $67.0 million in 2009. The focus of this investment continues to be developing innovative driveline and drivetrain systems and related components for light trucks, passenger cars, SUVs, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, constant velocity joints, torque transfer devices, chassis modules and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid and electric vehicle systems. Special focus is also placed on the development of products and systems that provide our customers with efficiency, fuel economy and emissions reduction advancements. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

In 2010, we entered into a joint venture with Saab in which the new company, e-AAM, engineers and develops eAWD hybrid driveline systems to be commercialized for passenger cars and crossover vehicles. We have also developed and commercialized a disconnecting AWD system and established our new EcoTrac™ brand of fuel-efficient and environment-friendly driveline products, which strengthens AAM's position as a leader in global driveline systems technology. The EcoTrac™ brand includes the eAWD systems, the disconnecting AWD systems and a full range of high-efficiency axles. Through the development of our EcoTrac™ brand and our establishment of e-AAM, we have significantly advanced our efforts to improve fuel efficiency and ride and handling performance while reducing emissions.

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

Our new business backlog is approximately $1.1 billion for programs launching from 2012 to 2014. Approximately two-thirds of our new business backlog relates to RWD and AWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle markets. Approximately 50% of our new business backlog will be for end use markets outside the U.S. and approximately 70% of our new business backlog has been sourced to our non-U.S. manufacturing facilities. Approximately 75% of the awards in our backlog are for customers other than GM.

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

Environmental Matters

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2011, 2010 and 2009.

Associates

We employ approximately 9,200 associates on a global basis, including our joint venture affiliates, of which approximately 3,000 are employed in the U.S. Approximately 1,625 associates are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Approximately 335 associates represented by the UAW at our original facilities in Michigan and New York are subject to a collective bargaining agreement that expires February 25, 2012. Approximately 675 of our hourly associates at our Three Rivers Manufacturing Facility in Michigan are subject to a stand alone UAW agreement that expires September 13, 2017. An additional 615 associates at our MSP Industries Corporation and Colfor Manufacturing, Inc. subsidiaries are represented by the UAW under collective bargaining agreements that expire April 18, 2013 and June 6, 2014, respectively. In addition, approximately 115 associates at our Albion Automotive subsidiary in Scotland, approximately 2,425 associates at our Guanajuato Manufacturing Complex in Mexico and approximately 575 associates at our Araucaria Manufacturing Facility in Brazil are represented by labor unions that are subject to collective bargaining agreements. The current collective bargaining agreement at Albion will expire on March 31, 2014. The collective bargaining agreements in Mexico and Brazil expire annually.

Executive Officers of the Registrant

Name	Age	Position
Richard E. Dauch ......................................	69	Co-Founder, Chairman of the Board & Chief Executive Officer
David C. Dauch .........................................	47	President & Chief Operating Officer
John J. Bellanti ..........................................	57	Executive Vice President - Worldwide Operations
Michael K. Simonte ...................................	48	Executive Vice President & Chief Financial Officer
Mark S. Barrett ..........................................	51	Group Vice President - Engineering, Product Development & Procurement
Alberto L. Satine .......................................	55	Group Vice President - Global Sales & Business Development
David A. Culton .........................................	46	President - AAM Europe, Vice President - AAM Corporate
Phillip R. Guys ..........................................	49	Vice President - Product Engineering
John E. Jerge ...........................................	50	President - AAM Americas, Vice President - AAM Corporate
Allan R. Monich..........................................	58	Vice President - Quality, Warranty & Customer Satisfaction
Inacio N. Moriguchi....................................	52	Vice President - Operations - AAM - Americas
Steven J. Proctor ......................................	55	President - AAM Asia, Vice President - AAM Corporate
Kevin M. Smith..........................................	50	Vice President - Driveshaft Business Unit
John S. Sofia ............................................	51	Vice President - Commercial Vehicle Business
Thomas J. Szymanski................................	50	Vice President - Global Manufacturing Services
Norman Willemse .....................................	55	Vice President - Metal Formed Product Business Unit

Richard E. Dauch, age 69, is Co-Founder, Chairman of the Board & Chief Executive Officer of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He has been Chief Executive Officer and a member of the Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000. Prior to March 1994, he spent 12 years at the Chrysler Corporation, where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process. He is a retired officer from the Chrysler Corporation. Mr. Dauch's last position at Chrysler, in 1991, was Executive Vice President of Worldwide Manufacturing. Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has more than 47 years of experience in the automotive industry. Mr. Dauch was named the 1996 Worldwide Automotive Industry Leader of the Year by the Automotive Hall of Fame, the 1997 Manufacturer of the Year by the Michigan Manufacturers Association, and the 1999 Michiganian of the Year by The Detroit News. In 2003, he received the Harvard Business School of Michigan Business Statesman Award, the Ernst & Young Entrepreneur of the Year Award, and the Northwood University Outstanding Business Leader Award. In 2005, he received the Legend CEO Award from Automation Alley, and in 2006, he received the Shien-Ming Wu Foundation Manufacturing Leadership Award. Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.), and currently serves on the Board of Directors of that organization. He has lectured extensively on the subject of manufacturing and authored the book, Passion for Manufacturing, which is distributed in colleges and universities globally and in several languages. Richard E. Dauch is the father of David C. Dauch.

David C. Dauch, age 47, has been President and Chief Operating Officer since June 2008. Prior to that, he served as Executive Vice President & COO (since December 2007); Executive Vice President - Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions and served on the Board of Directors at Collins & Aikman Products Company. David C. Dauch is the son of Richard E. Dauch.

John J. Bellanti, age 57, has been Executive Vice President - Worldwide Operations since September 2008. Prior to that, he served as Group Vice President - Manufacturing Services, Capital Planning & Cost Estimating (since December 2007); Vice President - Manufacturing Services, Capital Planning & Cost Estimating (since July 2006); Vice President - Engineering & Chief Technology Officer (since May 2004); Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994). Prior to joining our Company, Mr. Bellanti, worked 22 years at General Motors in various manufacturing and engineering positions, most recently serving as Production Manager. Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Michael K. Simonte, age 48, has been Executive Vice President & Chief Financial Officer since December 2011. Simonte previously served as Executive Vice President - Finance & Chief Financial Officer (since February 2009), Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining our Company, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

Mark S. Barrett, age 51, has been Group Vice President - Engineering, Product Development & Procurement since December 2011.  Prior to that, he served as Vice President - Engineering & Product Development (since October 2008), Executive Director, Engineering & Product Development (since January 2008); Executive Director, Axle & Drivetrain (since November 2006); Executive Director, Powertrain, Driveshaft and Halfshaft Engineering (since January 2006); Executive Director, Released and Domestic Programs (since January 2004); Director, Mid Size Axle Programs (since December 1998) and Staff Project Engineer (since joining our Company in March 1994).  Prior to joining our Company, Mr. Barrett served at General Motors for nine years in a variety of manufacturing and engineering positions.

Alberto L. Satine, age 55, has been Group Vice President - Global Sales & Business Development since December 2011. Prior to that, he served as Vice President - Strategic & Business Development (since November 2005), Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana's Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

David A. Culton, age 46, has been President - AAM Europe, Vice President - AAM Corporate since November 2010. Prior to that, he served as Vice President - Commercial (since September 2009); Vice President - Unibody Vehicle Business Unit (since October 2008); Controller (since April 2007); Executive Director, Sales (since July 2006);  Director, Commercial Analysis (since August 2004); Director, Finance - Operations (Since June 2003); Finance Manager (since August 1999); and Assistant Finance Manager (since joining our Company in September 1998).  Prior to joining our Company, Mr. Culton served at Chrysler Corporation for 10 years in a variety of management, finance, engineering and manufacturing positions.

Phillip R. Guys, age 49, has been Vice President - Product Engineering since joining AAM in December 2011. Prior to joining our Company, Mr. Guys served for four years at Linamar Corporation in various senior management positions, including Vice President - Engineering, and over 20 years in various engineering positions of increasing responsibility at Ford Motor Company and General Motors.

John E. Jerge, age 50, has been President - AAM Americas, Vice President - AAM Corporate since November 2010. Prior to that, he served as Vice President - Materials, Logistics, Quality & Labor Relations (since September 2009), Vice President - Driveshaft & Halfshaft Business Unit (since October 2008); Vice President - Human Resources (since September 2004); Executive Director, Labor Relations (since April 2004); Director, Labor Relations (since January 2003); Plant Manager, Detroit Gear & Axle Plant (since March 2000); Plant Manager, Buffalo Gear Axle & Linkage (since November 1997); Manufacturing Manager, Buffalo Gear Axle & Linkage (since March 1996); Area manager of Axles and Area Manager of Linkage (since joining our Company in March 1994). Prior to joining our Company, Mr. Jerge served at Chrysler Corporation for 10 years in a variety of manufacturing, engineering and plant management positions.

Allan R. Monich, age 58, has been Vice President - Quality, Warranty & Customer Satisfaction since November 2010. Prior to that, he served as Executive Director - Warranty (since January 2010); Vice President - Quality Assurance & Customer Satisfaction (since July 2006); Vice President - Program Management & Capital Planning (since October 2005); Vice President - Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994.  Prior to joining our Company in March 1994, Mr. Monich worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Inacio N. Moriguchi, age 52, has been Vice President - Operations - AAM - Americas since November 2010. Prior to that, he served as Executive Director - AAM Manufacturing Systems (since October 2009); General Manager - Detroit Manufacturing Complex (since July 2008); President & Chief Operating Officer - Colfor Manufacturing (since July 2006); Executive Director - Manufacturing Services Metal Form Divisions (Since May 2004); Director - Manufacturing Services Forging Division (Since October 2001) and Director - Manufacturing Engineering (since October 2000). Prior to joining our Company in October 2000, Mr. Moriguchi worked for 22 years in the areas of manufacturing management, forging plant start-ups, manufacturing engineering and program launches.

Steven J. Proctor, age 55, has been President - AAM Asia, Vice President - AAM Corporate since October 2008. Prior to that, he served as Vice President - Sales & Marketing (since June 2004); Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Kevin M. Smith, age 50, has been Vice President - Driveshaft Business Unit since December 2011. Prior to that, he served as Vice President - Program Management & Launch (since November 2010), Executive Director - Advanced Programs, Cost Reductions & Productivity (since January 2010); Vice President - Mexico Operations (since December 2007); Plant Manager, Guanajuato Gear & Axle (since February 2007); Executive Director, Manufacturing Engineering (since July 2006); Executive Director, Axle Engineering (since January 2006); Director, GMT 900 Program (since October 2001); Director, Manufacturing Engineering (since June 2001); Plant Manager, Buffalo Gear, Axle & Linkage (since March 2000); Plant Manager, Three Rivers (since February 1998); Manufacturing Manager, Detroit Gear & Axle Plant (since February 1996) and Manufacturing Engineering Manager, Buffalo Gear, Axle & Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Smith served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

John S. Sofia, age 51, has been Vice President - Commercial Vehicle Business since March 2008. Prior to that, he served as Vice President - Product Engineering, Commercial Vehicle Operations & Chief Technology Officer (since December 2007); Vice President - Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

Thomas J. Szymanski, age 50, has been Vice President - Global Manufacturing Services since November 2010. Prior to that, he served as Executive Director - Manufacturing Planning (since October 2008); Executive Director - Corporate Manufacturing Services Unibody Vehicles (since January 2008); Director - Cost Estimating & Advanced Manufacturing Engineering (since August 2006); President & Chief Operating Officer - Colfor Manufacturing, Inc. (since August 2004); Director - Corporate Manufacturing Engineering (since January 2003); Plant Manager - Three Rivers Gear & Axle (since March 2000); Plant Manager - Tonawanda Forge (since December 1998); Manufacturing Manager - Tonawanda Forge (since March 1994); and Area Manager, Axle Assembly - Buffalo Gear & Axle (since the formation of our Company in March 1994). Prior to joining our Company in March 1994, Mr. Szymanski worked for General Motors for 11 years in a variety of manufacturing and plant management positions.

Norman Willemse, age 55, has been Vice President - Metal Formed Product Business Unit since December 2011. Prior to that, he served as Vice President - Global Metal Formed Product Business Unit (since October 2008), Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for seven years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

Internet Website Access to Reports

The website for American Axle & Manufacturing Holdings, Inc. is www.aam.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained in the Company's website is not included, or incorporated by reference, in this annual report on Form 10-K.

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

	December 31,
	2011	2010	2009
	(in millions)
Net sales
United States	$1,587.3	$1,396.7	$979.7
Canada	60.8	50.1	66.5
Mexico	678.5	638.0	371.6
South America	134.8	99.5	34.9
Other	123.6	98.7	68.9
Total net sales	$2,585.0	$2,283.0	$1,521.6

Long-lived assets
United States	$845.7	$816.2	$818.0
Mexico	384.9	381.8	410.3
South America	131.9	124.4	112.0
Other	183.0	151.6	102.2
Total long-lived assets	$1,545.5	$1,474.0	$1,442.5

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

General global economic conditions may have an adverse impact on our operating performance and results of operations.

The automotive industry has continued to improve over the past two years after suffering the effects of the global financial crisis we experienced in 2008 and 2009. While the U.S. SAAR increased to 12.7 million units in 2011 from 11.6 million in 2010, the automotive industry is still recovering from the effects of the unprecedented decline in consumer demand and production volumes. General economic conditions such as the depressed U.S. housing market and continued high unemployment rates may still hinder a full recovery of the domestic automotive industry over the next few years. Additionally, recent turmoil in the European credit markets and the sovereign debt crisis in the Euro-zone pose potential threats to global growth and market stability, which could have an adverse impact on the recovery of the automotive industry. Although we have reduced our operating breakeven to a SAAR equivalent of approximately 10 million vehicle units, continued weakness or deteriorating conditions in the U.S. or global economy that results in another reduction or continued depressed levels of automotive production and sales by our largest customers may adversely affect our business, financial condition and results of operations. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

Our business is significantly dependent on sales to GM and Chrysler.

We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM's RWD and 4WD/AWD axle requirements for these vehicle platforms. Sales to GM were approximately 73% of our total net sales in 2011, 75% in 2010 and 78% in 2009. A reduction in our sales to GM or a reduction by GM of its production of RWD light trucks or SUVs, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

We are also the principal supplier of driveline system products for Chrysler's Dodge Ram program and its derivatives. Sales to Chrysler accounted for approximately 8% of our total net sales in 2011, 9% in 2010 and 8% in 2009. A reduction in our sales to Chrysler or a reduction by Chrysler of its production of the Dodge Ram program, as a result of market share losses of Chrysler or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production. It is also possible that our customers may choose to delay or cancel a product program that has been awarded to us. Our revenues, operating results and financial position could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new business backlog.

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

The majority of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. Substantially all of our hourly associates in the U.S. are represented by the UAW. Approximately 335 of our UAW represented associates are covered by labor agreements that expire on February 25, 2012. Approximately 3,000 of our hourly associates at our facilities in Mexico and Brazil are also covered by collective bargaining agreements which expire annually. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

Our business could be adversely affected by disruptions in our supply chain and our customers' supply chain.

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

Natural disasters, such as the recent earthquake in Japan and the floods in Thailand, have affected the automotive industry's supply chain over the past year. Although our direct supply chain did not suffer any material effects from these natural disasters, future natural disasters could cause a disruption in the supply of critical components to us and our customers and have a material adverse effect on our results of operations and financial condition.

We may incur material losses and costs as a result of product recall, product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty, product recall and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products. Prior to 2011, we have experienced negligible warranty charges from our customers due to our contractual arrangements and the quality, warranty, reliability and durability performance of our products. As part of our 2009 Settlement and Commercial Agreement with GM, we agreed to expanded warranty cost sharing, which began on January 1, 2011. In addition, as we continue to diversify our customer base, we will also be obligated to share in the cost of providing warranties as part of our agreements with new customers. Costs and expenses associated with warranties, product recalls and product liability claims could have a material adverse impact on our results of operations and financial condition and may differ materially from the estimated liabilities that we have recorded in our consolidated financial statements.

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

We have business and technical offices and manufacturing facilities in many foreign countries, including Brazil, China, India, Mexico, Poland, Sweden, Thailand and the U.K. Approximately 6,200 of our 9,200 associates are located outside of the U.S. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. Our global operations may also be adversely affected by political events and domestic or international terrorist events and hostilities. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

Our financial condition and operations may be adversely affected by a violation of financial and other covenants.

Our Revolving Credit Facility, as amended, contains financial covenants related to secured indebtedness leverage and interest coverage.  The Revolving Credit Facility and our 9.25% Senior Secured Notes due 2017 (9.25% Notes) impose limitations on our ability to make certain investments, loans and guarantees, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, enter into certain restrictive agreements, merge, make acquisitions or sell all or substantially all of our assets.  The Revolving Credit Facility and the 9.25% Notes also significantly restrict our ability to incur additional secured debt.  The Revolving Credit Facility, 9.25% Notes and the indentures governing our senior unsecured notes also include customary events of default.  Obligations under the Revolving Credit Facility, the 9.25% Notes and our 7.75% senior unsecured notes are required to be guaranteed by most of our U.S. subsidiaries that hold domestic assets.  In addition, the Revolving Credit Facility and the 9.25% Notes are secured on a first priority basis by all or substantially all of our assets, the assets of Holdings and each guarantor's assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets and a portion of the capital stock of the first tier foreign subsidiaries of AAM and each guarantor.  A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with these contracts.  A default or acceleration under the Revolving Credit Facility, 9.25% Notes or the indentures governing our senior unsecured notes may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

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

Our company faces substantial pension and other postretirement benefit obligations.

We have significant pension and other postretirement benefit obligations to certain of our associates and retirees. Our ability to satisfy the funding requirements associated with these obligations will depend on our cash flow from operations and our ability to access credit and the capital markets. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets and the health care cost trend rate. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate in 13 countries and have 34 manufacturing, engineering and business office facilities worldwide of which the principal facilities are:

Name	Type of Interest	Function
Detroit Manufacturing Complex Detroit, MI	Owned	Rear and front axles and steering linkages
Three Rivers Manufacturing Facility Three Rivers, MI	Owned	Rear axles and driveshafts, front auxiliary driveshafts, universal joints and driveheads
Cheektowaga Manufacturing Facility Cheektowaga, NY	Owned	Forged and machined products
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH	Owned Owned	Forged products Forged and machined products and rear axles
MSP Industries Oxford, MI	Leased	Forged and machined products
Oxford Forge Oxford, MI	Owned	Forged products
DieTronik Auburn Hills, MI	Owned	Tool & die manufacturer
AccuGear, Inc. Fort Wayne, IN	Owned	Forged and machined products
Lancaster Manufacturing Facility Lancaster, Pennsylvania	Leased	Assembly of axles for commercial vehicles
Guanajuato Manufacturing Complex Guanajuato, Mexico	Owned	Rear axles and driveshafts, front axles, front auxiliary driveshafts, forging products, rear differential modules and power transfer units
Araucária Manufacturing Facility Araucária, Brazil	Owned	Front and rear axles, machining of forged and cast products, and constant velocity joints
Albion Automotive Glasgow, Scotland	Leased	Front and rear axles for medium and heavy-duty trucks and buses
Changshu Manufacturing Facility Changshu, China	Owned	Rear axles, gear sets and machined cases
Pantnagar Manufacturing Facility Pantnagar, India	Owned	Rear axles
Pune Manufacturing Facility Pune, India	Owned	Driveheads
Rayong Manufacturing Facility Rayong, Thailand	Owned	Front and rear axles and driveshafts
Swidnica Manufacturing Facility Swidnica, Poland	Owned	Transmission differentials and machined products
World Headquarters Detroit, MI	Owned	Executive and administrative offices
Technical Center Rochester Hills, MI	Owned	R&D, design engineering, metallurgy, testing and validation

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2011, 2010 and 2009.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.”

Stockholders and High and Low Sales Prices

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
High	$16.15	$12.80	$11.96	$10.04	$16.15
Low	$12.38	$9.79	$6.98	$7.01	$6.98
2010
High	$11.28	$11.79	$10.37	$13.27	$13.27
Low	$8.42	$7.33	$6.96	$8.58	$6.96

Prices are the quarterly high and low closing sales prices for our common stock as reported by the NYSE. We had approximately 378 stockholders of record as of February 6, 2012.

Dividends

We did not declare or pay any cash dividends on our common stock in 2011. Our debt agreements limit our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans since the Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan expired on January 8, 2009.

Item 6. Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY
Year Ended December 31,

	2011		2010	2009		2008		2007
	(in millions, except per share data)
Statement of operations data
Net sales	$2,585.0		$2,283.0	$1,521.6		$2,109.2		$3,248.2
Gross profit (loss)	455.1		401.7	(31.1)		(865.2)		278.4
Selling, general and
administrative expenses	231.7		197.6	172.7		185.4		202.8
Operating income (loss)	223.4		204.1	(203.8)		(1,050.6)		75.6
Net interest expense	(82.7)		(85.2)	(82.5)		(67.9)		(52.3)
Net income (loss)	137.1	(a)(b)	114.5	(253.3)	(a)(b)	(1,224.6)	(a)	37.0	(a)(b)
Net income (loss) attributable to AAM	142.8	(a)(b)	115.4	(253.1)	(a)(b)	(1,224.3)	(a)	37.0	(a)(b)
Diluted earnings (loss) per share	$1.89		$1.55	$(4.81)		$(23.73)		$0.69
Diluted shares outstanding	75.4		74.5	52.6		51.6		53.8

Balance sheet data
Cash and cash equivalents	$169.2		$244.6	$178.1		$198.8		$343.6
Total assets	2,328.7		2,114.7	1,986.8		2,247.7		3,135.9
Total long-term debt	1,180.2		1,010.0	1,071.4		1,139.9		858.1
Total AAM stockholders' equity (deficit)	(425.5)		(479.5)	(560.2)		(435.7)		899.4
Dividends declared per share	—		—	—		0.34		0.60

Statement of cash flows data
Cash provided by (used in) operating activities	$(56.3)		$240.3	$15.9		$(163.1)		$367.9
Cash used in investing activities	(184.1)		(107.0)	(74.6)		(231.7)		(186.5)
Cash provided by (used in) financing activities	167.2		(66.4)	32.1		254.5		148.3
Dividends paid	—		—	—		(18.3)		(31.8)

Other data
Depreciation and amortization	$139.4		$131.6	$134.7		$199.5		$229.4
Capital expenditures	163.1		108.3	137.7		147.3		186.5
Purchase buyouts of leased equipment	13.4		7.8	—		—		—

(a)
Includes special charges, asset impairments, and other non-recurring costs and tax refunds of $16.6 million in 2011 (including $0.5 million related to the non-controlling interest portion of a $1.6 million asset impairment recorded by e-AAM), $120.5 million in 2009, $985.4 million in 2008 and $58.7 million in 2007 primarily related to restructuring actions.

(b)	Includes charges of $3.1 million in 2011, $7.7 million in 2009 and $3.5 million in 2007, net of tax, related to debt refinancing and redemption costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 73% of our total net sales in 2011, 75% in 2010 and 78% in 2009.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by a Lifetime Program Contract (LPC). Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 5 to 7 years, and require us to remain competitive with respect to technology, design and quality.

We are also the principal supplier of driveline system products for the Chrysler Group LLC's (Chrysler) heavy-duty Dodge Ram full-size pickup trucks (Dodge Ram program) and its derivatives. Sales to Chrysler were approximately 8% of our total net sales in 2011, 9% in 2010 and 8% in 2009. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co. Ltd., Harley-Davidson Inc., Tata Motors, Ford Motor Company, Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM increased to $710.0 million in 2011 as compared to $563.0 million in 2010 and $331.2 million in 2009.

In 2011, we took further actions in order to improve the market cost competitiveness of our labor cost structure and rationalize our operating capacity. We notified the International UAW of our decision to close both the Detroit Manufacturing Complex (DMC) and the Cheektowaga Manufacturing Facility (CKMF) on or after February 26, 2012, the expiration of our current collective bargaining agreement with the International UAW. As a result of these recent actions, along with others made over the past several years, we have aligned our global capacity with projected market demand and improved our regional cost competitiveness on a global basis. Throughout 2011, we demonstrated our ability to operate profitably under our lower cost structure and operating breakeven level. As we look beyond 2011, we are focused on profitably growing sales, significantly diversifying our customer, product and geographic sales mix and strengthening our balance sheet.

INDUSTRY TRENDS

There are a number of significant trends affecting the highly competitive automotive industry. As general economic and industry specific conditions continue to stabilize and improve, the global automotive industry continues to experience intense competition, volatile fuel, steel, metallic and other commodity prices and significant pricing pressures. At the same time, the industry is focused on investing in future products that will incorporate the latest technology, meet changing customer demands and comply with more stringent government regulations.

In 2011, the U.S. SAAR increased to 12.7 million units from 11.6 million in 2010. While the increase in production levels represents a significant year-over-year improvement, these production levels remain depressed in comparison to the 16.1 million SAAR experienced in 2007. Although it is expected that U.S. automotive production will continue to increase in 2012 and U.S. domestic OEM market share should remain stable, it is likely that domestic production levels will remain at relatively low levels until general economic conditions significantly improve. Factors such as the depressed U.S. housing market and continued high unemployment rates may still hinder a full recovery of the domestic automotive industry over the next few years. Additionally, recent turmoil in the

European credit markets and the sovereign debt crisis in the euro-zone pose potential constraints to market stability and global growth in the automotive industry. However, as a result of the significant restructuring actions that were implemented over the previous years, we expect that the U.S. domestic OEMs and their suppliers will continue to capitalize on these increased volumes and provide improved financial performance as the industry gradually recovers.

GLOBAL AUTOMOTIVE PRODUCTION The trend toward the globalization of automotive production continues to intensify in regions such as Asia (particularly China, India, South Korea and Thailand), Eastern Europe and South America. Automotive production in these regions is expected to continue to grow while production in the traditional automotive production centers such as North America, Western Europe and Japan are continuing to improve from recent declines. We have significantly increased our global installed capacity to support current and future opportunities while reducing our installed capacity in the U.S. We have expanded our facilities in Mexico, Brazil and Poland, constructed a new facility in Thailand, increased our investment in our China joint venture and are currently constructing a new facility in India. We also have offices in Germany, India, China, South Korea, Brazil and Sweden to support these developing markets. We expect our business activity in these markets to increase significantly over the next several years. Approximately 50% of our new business backlog is for end use markets outside the U.S. and approximately 70% has been sourced to our manufacturing facilities outside the U.S.

STEEL AND OTHER METALLIC COMMODITIES Worldwide commodity market conditions have resulted in volatile steel and other metallic material prices. As general economic conditions have improved and production levels increased in 2011, demand for these commodities has grown and prices have risen. We have taken actions to mitigate the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and technology advancements that result in using less metallic content or less expensive metallic content in the manufacturing of our products. The majority of our sales contracts with our largest customers provide price adjustment provisions for metal market price fluctuations. We do not have metal market price provisions with all of our customers for all of the parts that we sell. We also have agreed to share in the risk of metal market price fluctuations in certain customer contracts. As a result, we may experience higher net costs for raw materials. These cost increases would come in the form of metal market adjustments and base price increases. We currently have contracts with our steel suppliers that ensure continuity of supply to our principal operating facilities in North America.  We also have validation and testing capabilities that enable us to strategically qualify steel sources on a global basis.

INCREASE IN DEMAND FOR ALTERNATIVE ENERGY SOURCES AND ELECTRONIC INTEGRATION With a shift towards aggressive, environmentally focused legislation in the U.S., we have observed an increased demand for technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. In 2010, the U.S. Congress enacted new corporate average fuel economy (CAFE) regulations that would increase the U.S. fuel-economy standard industry average for passenger cars to 35 miles per gallon by year 2016, while light trucks will be required to meet nearly 28 miles per gallon by 2016. As a result, OEMs and suppliers are competing intensely to develop and market new and alternative technologies, such as electric vehicles, hybrid vehicles, fuel cells, diesel engines and efficiency improvements of driveline systems to improve fuel economy and emissions.

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

We are responding to the continuing change in vehicle mix in the North American market as well as expected increases in CAFE regulations, with ongoing research and development (R&D) efforts that focus on fuel economy, emission reduction and environmental improvements. These efforts position us to compete as this product mix shift continues and have led to new business awards for products that support AWD and RWD passenger cars and crossover vehicles. We are continuing to invest in the development of advanced products focused on fuel economy, mass reductions, vehicle safety and performance leveraging electronics and technology. We have increased our focus on alternative energy and electronics by investing in product development that is consistent with the expected shift in market demand. Approximately 50% of AAM's new business backlog launching from 2012 to 2014, which is an estimated $1.1 billion, relates to AAM's newest AWD systems for passenger cars and crossover vehicles. In 2010, we entered into a joint venture with Saab in which the new company, e-AAM, will design and commercialize electric all-wheel-drive (eAWD) hybrid driveline systems for passenger cars and crossover vehicles. We have also developed and commercialized a disconnecting AWD system and established our new EcoTrac™ brand of fuel-efficient and environment-friendly driveline products, which strengthens AAM's position as a leader in global driveline systems technology. The EcoTrac™ brand includes the eAWD systems, the disconnecting AWD systems and a full range of high-efficiency axles. Through our establishment of e-AAM and the development of our EcoTrac™ brand, we have made great progress on our focus to improve fuel efficiency and ride and handling performance while reducing emissions.

RESULTS OF OPERATIONS

NET SALES Net sales increased by 13% to $2,585.0 million in 2011 as compared to $2,283.0 million in 2010 and $1,521.6 million in 2009.

Our sales in 2011, as compared to 2010, reflect an increase of approximately 7.5% in production volumes for the major North American light truck and SUV programs we currently support. These increases reflect the improvement in both general economic conditions and market conditions in the automotive industry.

Our sales in 2010, as compared to 2009, reflect an increase of approximately 42% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.  These increases reflect the impact of the stabilization of general economic conditions, improving market conditions in the automotive industry and the adverse impact of the extended production shutdowns in 2009, which was estimated at $304.3 million.  The increase in sales also reflects the favorable impact of recent new product launches, many of which support passenger car and crossover vehicle platforms.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,487 in 2011 as compared to $1,441 in 2010 and $1,403 in 2009. The increase in 2011 as compared to 2010 is primarily due to mix shifts favoring the next generation of heavy-duty trucks for GM and higher metal market pass throughs. The increase in 2010 as compared to 2009 is primarily due to higher metal market pass throughs partially offset by a change in the billing process for consigned components for the Dodge Ram program and the adverse impact in the first half of 2010 associated with timing of the launch of the next generation heavy-duty truck for GM in June 2010.

Our 4WD/AWD penetration rate was 63.0% in 2011 as compared to 64.2% in 2010 and 64.1% in 2009. We define 4WD/AWD penetration as the total number of front axles we produce divided by the total number of rear axles we produce for the vehicle programs we support.

GROSS PROFIT (LOSS) Gross profit (loss) was a profit of $455.1 million in 2011 as compared to a profit of $401.7 million in 2010 and a loss of $31.1 million in 2009. Gross margin was 17.6% in both 2011 and 2010 and negative 2.0% in 2009. The increase in gross profit in 2011 as compared to 2010 primarily reflects the positive impact of an increase in sales and productivity gains, partially offset by special charges and the impact of the implementation of certain provisions of the 2009 Settlement and Commercial Agreement with GM. These provisions were effective January 1, 2011 and, among other things, include expanded warranty cost sharing and product price-downs. The increase in gross profit and gross margin in 2010, as compared to 2009, reflects the positive impact of an increase in sales, lower special charges and the favorable impact of structural cost reductions taken in 2008 and 2009.

Gross profit in 2011 includes special charges and other non-recurring operating costs of $15.0 million, which includes $8.7 million of asset impairment charges and indirect inventory obsolescence as a result of the announced closure of CKMF and $6.3 million of other plant closure related costs. Gross profit in 2011 also includes a $6.1 million gain related to the sale of equipment that we had previously written down to its estimated fair value as a result of asset impairments.

Gross profit in 2010 includes the adverse impact of an arbitration ruling related to the transfer of certain production from DMC to another AAM facility for which we recorded a charge of $5.3 million for wages and benefits owed to certain UAW represented associates at the DMC. Gross profit in 2010 also includes net special charges of $1.1 million related to $8.7 million of asset impairment and related charges at our Salem Manufacturing Facility, net of $7.6 million of adjustments to previously recorded estimates for Supplemental Unemployment Benefits (SUB), idled leased assets and one-time termination benefit accruals.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) SG&A (including R&D) was $231.7 million in 2011 as compared to $197.6 million in 2010 and $172.7 million in 2009. SG&A as a percentage of net sales was 9.0% in 2011, 8.7% in 2010 and 11.3% in 2009. The increase in SG&A in 2011 primarily reflects increased R&D spending, including costs related to e-AAM, a joint venture we formed in the fourth quarter of 2010 to develop and commercialize electric AWD hybrid driveline systems for passenger cars and crossover vehicles. The increase in SG&A in 2010 as compared to 2009 reflects increased R&D spending and higher profit sharing accruals and other incentive compensation expense due to increased profitability, partially offset by lower professional fees related to restructuring actions.

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

R&D In 2011, R&D spending in product, process and systems was $113.6 million as compared to $82.5 million in 2010 and $67.0 million in 2009. The focus of this investment continues to be developing innovative driveline and drivetrain systems and components for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multipiece driveshafts, halfshafts, torque transfer devices, and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid vehicle systems. Special focus is also placed on the development of products and systems that provide our customers with efficiency, fuel economy and emissions reduction advancements. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world. In 2010, we entered into a joint venture with Saab, e-AAM, which will develop and commercialize eAWD systems designed to improve fuel efficiency up to 30%, reduce CO2 emissions and provide all-wheel-drive capability. We also won an industry-first order for our EcoTrac™ AWD fuel economy optimization system.

OPERATING INCOME (LOSS) Operating income (loss) was income of $223.4 million in 2011 as compared to income of $204.1 million in 2010 and a loss of $203.8 million in 2009. Operating margin was 8.6% in 2011 as compared to 8.9% in 2010 and negative 13.4% in 2009. The changes in operating income and operating margin in 2011, 2010 and 2009 were due to the factors discussed in Gross Profit (Loss) and SG&A.

INTEREST EXPENSE Interest expense was $83.9 million in 2011, $89.0 million in 2010 and $84.5 million in 2009. The decrease in interest expense 2011 as compared to 2010 relates primarily to higher capitalized interest as a result of increased capital expenditures to support our significant global program launches. The increase in interest expense in 2010 as compared to 2009 primarily reflects higher interest rates and amortization of debt issuance costs in 2010 as compared to 2009.

The weighted-average interest rate of our total debt outstanding was 8.0%, 8.1% and 7.3% during 2011, 2010 and 2009, respectively.

INVESTMENT INCOME Investment income was $1.2 million in 2011, $3.8 million in 2010 and $2.0 million in 2009. Investment income includes interest and dividends earned on cash and cash equivalents and short-term investments during the period.  Investment income includes a gain of $0.1 million and $2.3 million in 2011 and 2010, respectively, related to distributions of our short-term investments from which distributions were previously suspended. Investment income in 2009 includes a loss of $1.3 million as a result of an other-than-temporary decline in the fair value of our short-term investments.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2011, 2010 and 2009:

Debt refinancing and redemption costs In 2011, we expensed $3.1 million of unamortized debt issuance costs, discount and prepayment premiums related to the voluntary prepayment of $42.5 million of our 9.25% Notes and the termination of our Second Lien Term Loan with GM. In 2009, we expensed $7.7 million of unamortized debt issuance costs related to the voluntary prepayment of our term loan and a portion of our Amended Revolving Credit Facility that was scheduled to become due April 2010.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was net income of $0.5 million in 2011, expense of $0.1 million in 2010 and expense of $3.1 million in 2009.

INCOME TAX EXPENSE (BENEFIT) Income tax expense (benefit) was an expense of $1.0 million in 2011 as compared to expense of $4.3 million in 2010 and a benefit of $43.8 million in 2009. Our effective income tax rate was 0.7% in 2011 as compared to 3.6% in 2010 and 14.7% in 2009.

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2011	2010	2009
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(34.6)	(42.9)	11.6
State and local	(1.2)	1.6	0.1
Valuation allowance	(30.7)	(39.3)	(10.2)
U.S. tax on unremitted foreign earnings	26.3	49.6	(33.2)
NOL carryback refund	—	—	16.4
Other	5.9	(0.4)	(5.0)
Effective income tax rate	0.7%	3.6%	14.7%

Our income tax expense and effective tax rate in 2011 reflects the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense for 2011 also reflects net tax benefits of $4.5 million relating to the favorable resolution of income tax audits in the U.S. and the impacts of tax law changes in Brazil and the state of Michigan. Our current low effective tax rate is primarily the result of our valuation allowance against deferred tax assets. Sustained levels of profitability are expected to lead to a reversal of the majority of our valuation allowance, which could occur as early as the second half of 2012. See "Critical Accounting Estimates – Valuation of Deferred Tax Assets and Other Tax Liabilities" below for more detail on the impact of this reversal.

Our income tax expense and effective tax rate for 2010 reflects the effect of recognizing an NOL benefit against our taxable income in the U.S. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in 2010 attributable to the monetization of alternative minimum tax and research and development credits. We received this tax refund during the fourth quarter of 2010.

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

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS Net loss attributable to noncontrolling interests was $5.7 million in 2011, $0.9 million in 2010 and $0.2 million in 2009. The increase in 2011 primarily reflects the portion of the net expenses of e-AAM that relates to noncontrolling interests, which included an impairment charge of $0.5 million in 2011 related to the write off of the Saab intangible asset. The increase in 2010 as compared to 2009 primarily reflects the portion of the net loss of e-AAM that relates to noncontrolling interests.

NET INCOME (LOSS) ATTRIBUTABLE TO AAM AND EARNINGS (LOSS) PER SHARE (EPS) Net income (loss) attributable to AAM was income of $142.8 million in 2011 as compared to income of $115.4 million in 2010 and a loss of $253.1 million in 2009. Diluted earnings (loss) was earnings of $1.89 per share in 2011 as compared to earnings of $1.55 per share in 2010 and a loss of $4.81 per share in 2009. Net Income (Loss) and EPS were primarily impacted by the factors discussed in Gross Profit (Loss), SG&A, Interest Expense, Debt Refinancing and Redemption Costs and Income Tax Expense (Benefit).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, employee benefit plan obligations and our working capital investments.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Amended Revolving Credit Facility will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash used in operating activities was $56.3 million in 2011 as compared to net cash provided by operating activities of $240.3 million in 2010 and net cash provided by operating activities of $15.9 million in 2009. See below for more detail on important factors related to our cash flow from operations.

Sales and production volumes Cash provided by operating activities was favorably impacted by higher profits related to an increase in sales and production activity in 2011 and 2010.  Cash flow from operations in 2009 was adversely affected by significant reductions in revenues and profits. This includes the impact of the extended production shutdowns by our largest customers in 2009, estimated at $95 million.

2009 Settlement and Commercial Agreement   In conjunction with the 2009 Settlement and Commercial Agreement with GM, we received $110.0 million in the third quarter of 2009, $79.7 million of which is classified as cash flow from operations.

As part of the 2009 Settlement and Commercial Agreement, we also agreed to expedited payment terms of “net 10 days” from GM (as compared to previously existing terms of approximately 45 days) in exchange for a 1% early payment discount. We estimated that the accelerated payment terms favorably impacted cash flow from operations by approximately $62 million in 2009 and $23 million in 2010. On June 30, 2011, we elected to terminate the expedited payment terms and transition to GM standard weekly payment terms of approximately 50 days.  As a result of the termination of these expedited payment terms in 2011, our operating cash flow was negatively impacted by approximately $190 million in the third quarter of 2011.

Incentive compensation payments We paid approximately $31.0 million in 2011, approximately $5.0 million in 2010 and approximately $3.0 million in 2009 related to incentive compensation as a result of our increased profitability and statutory requirements in certain jurisdictions.

Cash paid for special charges In 2011, we made cash payments of $34.6 million for special charges primarily related to asset redeployment and other costs associated with our announced plant closures of DMC and CKMF and leased assets that were permanently idled prior to 2011. We paid $46.9 million and $60.1 million related to our ongoing restructuring actions in 2010 and 2009, respectively. These cash payments primarily related to hourly and salaried workforce reductions initiated prior to 2010.  We expect to make payments of $0.9 million in 2012 related to our remaining restructuring accrual as of December 31, 2011.

In the third quarter of 2011 we notified the International UAW of our decision to close the CKMF on or after February 26, 2012, the expiration of our current collective bargaining agreement with the International UAW. We had previously notified the International UAW of our decision to close DMC on or after February 26, 2012 in the second quarter of 2011. We incurred asset redeployment and other non-recurring operating costs of $6.7 million and $8.3 million of capital expenditures associated with the announced closure of DMC and CKMF in 2011. We expect to incur approximately $20 million of additional asset redeployment and other plant closure related costs and approximately $25 million to $30 million of additional capital expenditures associated with the completion of these plant closures in 2012. These estimates do not include costs, if any, related to the resolution of bargaining with the International UAW related to these plant closures.

In the fourth quarter of 2011, we paid $18.6 million for purchase buyouts of leased equipment, of which $13.4 million is included in the investing section of our Consolidated Statement of Cash Flows.

Pension and OPEB We contributed $52.0 million to our pension trusts in 2011, which includes $26 million of contributions that were in excess of our minimum statutory funding requirements for the 2011 calendar year, as compared to $44.0 million in 2010 and $24.9 million in 2009. This funding compares to our annual pension expense, including special and contractual termination benefits, of $14.5 million in 2011, $12.6 million in 2010 and $13.5 million in 2009. We expect our regulatory pension funding requirements in 2012 to be approximately $35 million.

Our cash outlay for OPEB, net of GM cost sharing, was $11.5 million in 2011, $10.4 million in 2010 and $16.1 million in 2009. This compares to our annual postretirement benefit, including curtailments and settlements, of an expense of $15.2 million in 2011, expense of $12.6 million in 2010 and a credit of $55.7 million in 2009. We expect our cash outlay for other postretirement benefit obligations in 2012, net of GM cost sharing, to be approximately $16 million.

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

Accounts receivable Accounts receivable at year-end 2011 were $333.3 million as compared to $146.6 million at year-end 2010 and $129.7 million at year-end 2009. The increase in our year-end 2011 accounts receivable balance primarily reflects the termination of expedited payment terms with GM and the transition to standard weekly payment terms of approximately 50 days, effective June 30, 2011. The increase in our year-end 2010 accounts receivable balance primarily reflects an increase in sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009.

Inventories At year-end 2011, inventories were $177.2 million as compared to $130.3 million at year-end 2010 and $90.6 million at year-end 2009. The increase in inventory in 2011 as compared to 2010 primarily reflects increased inventory levels related to new program launches, higher production in existing programs, bank builds related to our pending DMC and CKMF plant closures and the ramp-up of production at our Rayong Manufacturing facility in Thailand. We expect to reduce inventory levels in 2012. The increase in inventory in 2010, as compared to 2009, primarily reflects higher sales and production levels, as well as increased inventory at some of our facilities due to the launch of new products.

Accounts payable At year-end 2011, accounts payable were $337.1 million as compared to $283.6 million at year-end 2010 and $200.9 million at year-end 2009. The increase in accounts payable at year-end 2011 compared to year-end 2010 primarily reflects higher production levels, higher capital expenditures and the ramp up of activity at some of our foreign locations. The increase in accounts payable at year-end 2010 compared to year-end 2009 primarily reflects an increase in production levels and a normalization of payment terms with our suppliers.

Interest paid Interest paid in 2011 was $73.1 million as compared to $61.6 million in 2010 and $80.0 million in 2009. The increase in interest paid in 2011 as compared to 2010 relates primarily to higher average outstanding borrowings during the year. The decrease in interest paid in 2010 as compared to 2009 relates to the timing of interest payments on the 9.25% Notes. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $32.0 million and $31.1 million as of December 31, 2011 and 2010, respectively.

Accrued compensation and benefits At year-end 2011, accrued compensation and benefits was $110.6 million as compared to $115.1 million at year-end 2010 and $98.9 million at year-end 2009. The increase in accrued compensation and benefits at year-end 2010 compared to year-end 2009 primarily reflected higher profit sharing accruals and other incentive compensation accruals that we paid in the first quarter of 2011.

Refundable income taxes At year-end 2011, prepaid assets and other on our Consolidated Balance Sheet included refundable income taxes of $3.5 million as compared to $5.9 million at year-end 2010 and $52.7 million at year-end 2009. The decrease in refundable income taxes in 2010 as compared to 2009 was primarily due to the the collection of the $48.8 million refund we received as a result of a special carryback election which enabled us to carryback our 2008 NOL to 2003.

INVESTING ACTIVITIES Capital expenditures were $163.1 million in 2011, $108.3 million in 2010 and $137.7 million in 2009. In 2011, our capital spending primarily supported our significant global program launches in 2011 and 2012 within our new business backlog.

We expect our capital spending in 2012 to be in the range of 6.0% to 6.5% of sales (or approximately $175 million), which includes support for our significant global program launches in 2012 and 2013 within our new business backlog.

In 2010, we formed a joint venture (JV) with Saab Automobile AB (Saab), e-AAM Driveline Systems AB (e-AAM). AAM is the majority owner, owning 67% of the shares in this JV while Saab owns the remaining 33%. In connection with the formation of e-AAM, we agreed to contribute ongoing funding to cover e-AAM's business operations through 2012 that we estimated to be approximately $26 million, based on current exchange rates at that time, of which we have paid approximately $16 million in 2011 and $5 million in 2010. In the fourth quarter of 2011, Saab filed for bankruptcy and has entered into liquidation status. We are currently in the process of negotiating the purchase of Saab's shares in this JV.

In 2009, we formed a JV with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  In the fourth quarter or 2011, we expanded our existing JV with HAAC to include HAAC's light commercial axle business. We made an initial investment of $10.2 million in 2009 related to the formation of this JV and an additional investment of $16.5 million in 2011 related to the expansion of this JV. Each party continues to own 50 percent of the JV, which we account for under the equity method of accounting.

In 2008, certain money-market and other similar funds that we invested in temporarily suspended redemptions.  We received $6.4 million and $71.6 million of redemptions in 2010 and 2009, respectively.

FINANCING ACTIVITIES Net cash provided by financing activities was $167.2 million in 2011 as compared to net cash used in financing activities of $66.4 million in 2010 and net cash provided by financing activities of $32.1 million in 2009. Total debt outstanding was $1,180.2 million at year-end 2011, $1,010.0 million at year-end 2010 and $1,071.4 million at year-end 2009. Total debt outstanding increased by $170.2 million at year-end 2011 as compared to year-end 2010 primarily as a result of the issuance of $200.0 million of senior unsecured notes in the fourth quarter of 2011, which was partially offset by using cash flow from operations to redeem 10% of our 9.25% Notes outstanding during the second quarter of 2011. The decrease in total debt outstanding at year-end 2010 as compared to year-end 2009 was primarily due to using cash flow from operations to pay down the amount outstanding under our Revolving Credit Facility as of December 31, 2009.

Amended Revolving Credit Facility In the second quarter of 2011, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of December 31, 2011, the Amended Revolving Credit Facility provided up to $86.8 million of revolving bank financing commitments through June 2013 and $235.0 million of such revolving bank financing commitments through June 30, 2016. At December 31, 2011, $293.3 million was available under the Amended Revolving Credit Facility, which reflected a reduction of $28.5 million for standby letters of credit issued against the facility.

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $79.0 million and extended the maturity of $235.0 million of the aggregate commitments to June 30, 2016. We paid debt issuance costs of $5.9 million, $1.6 million and $14.5 million associated with the amendments and restatements of our Revolving Credit Facility in 2011, 2010 and 2009, respectively.

Borrowings under the Amended Revolving Credit Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR based loans for lenders who extended their maturities will be between 3.00% and 4.50%, depending upon the corporate credit ratings of the Company. The applicable margin for lenders who did not extend their maturities remained unchanged.

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

In the second quarter of 2011, we elected to exercise an option to redeem 10% of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest. Upon repayment, we expensed $1.4 million for the write off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs and debt discount over the expected life of the borrowing. We have the right to voluntarily redeem an additional 10% of our 9.25% Notes in June 2012 and another 10% twelve months thereafter.

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

Second Lien Term Loan Facility As part of the 2009 Settlement and Commercial Agreement with GM, we entered into certain agreements which, among other things, provided us with expedited payment terms of “net 10 days” in exchange for a 1% early payment discount and a $100.0 million Second Lien Term Loan Facility with GM through December 31, 2013.  We paid $0.3 million of debt issuance costs related to the Second Lien Term Loan Facility in 2010. Pursuant to the terms of such agreements, we elected to terminate the expedited payment terms and the Second Lien Term Loan Agreement, effective June 30, 2011. As a result of these terminations, our Access and Security Agreement with GM expired on September 28, 2011.

7.875% Notes In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017. Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.

7.75% Notes In the fourth quarter of 2011, we issued $200.0 million of 7.75% senior unsecured notes due 2019 (7.75% Notes). Net proceeds from these notes were used for general corporate purposes, including the repayment of certain amounts outstanding under our Amended Revolving Credit Facility. In 2011, we paid debt issuance costs of $5.0 million related to the 7.75% Notes.

5.25% Notes The 5.25% Notes are senior unsecured obligations due February 2014.

2.00% Convertible Notes In 2006, the 2.00% Senior Convertible Notes due 2024 became convertible into cash under terms of the indenture. A total of $0.4 million and $2.3 million of the notes were converted into cash in 2011 and 2008, respectively. The remaining outstanding 2.00% Convertible Notes were fully redeemed in the third quarter of 2011.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At December 31, 2011, $45.2 million was outstanding under these facilities and an additional $16.0 million was available.

Credit ratings To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to our securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw its ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Credit ratings affect our cost of borrowing under our Amended Revolving Credit Facilty and may affect our access to debt capital markets and other costs to fund our business. The credit ratings and outlook currently assigned to our securities by the rating agencies, which reflect multiple upgrades during 2011, are as follows:

	Corporate Family Rating	Senior Secured Notes Rating	Senior Unsecured Notes Rating	Outlook
Standard & Poor's	BB-	BB+	B	Stable
Moody's Investors Services	B1	Ba1	B1/B2(1)	Stable
Fitch Ratings	B+	BB+	B-	Positive

(1)	On October 31, 2011, Moody's assigned a B1 rating to AAM's new $200.0 million 7.75% senior unsecured notes and affirmed the B2 rating on existing unsecured notes.

Stock warrants As part of the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitled GM to purchase 4.1 million shares of AAM's common stock at an exercise price of $2.76 per share.  In the first quarter of 2011, GM exercised these warrants. In accordance with the cashless exercise option available in the agreement, we issued 3.3 million net shares of common stock to GM. We have classified $30.3 million of the payment received from GM as part of the 2009 Settlement and Commercial Agreement as cash flow from financing activities, which represents the grant date fair value of the warrants issued to GM on September 16, 2009.

Issuance of Common Stock In 2009, we sold 16.1 million shares of AAM's common stock, par value $0.01 per share, in a public offering at a price of $7.20 per share for total net proceeds of approximately $109.7 million. Net proceeds from the sale of our common stock were used for general corporate purposes.

Dividend program In 2009, the Company's Board of Directors decided to discontinue the quarterly cash dividend. We have not declared or paid any cash dividends on our common stock in 2011, 2010 or 2009.

Stock repurchase In 2010, we repurchased 0.1 million shares of AAM common stock for $1.3 million to satisfy employee tax withholding obligations due upon the vesting of our restricted stock grants.

Exercise of employee stock options We received $4.6 million in 2011 related to the exercise of employee stock options.

Off-balance sheet arrangements Our off-balance sheet financing relates principally to operating leases for commercial office and production facilities, vehicles and other assets. We lease certain equipment under operating leases with various expiration dates.  Pursuant to these operating leases, we may have the option to purchase the underlying equipment on specified dates. As of December 31, 2011, we do not have any remaining lease repurchase options.

Contractual obligations The following table summarizes payments due on our contractual obligations as of December 31, 2011:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Long-term debt	$1,174.0	$41.3	$253.7	$—	$879.0
Interest obligations	516.5	95.1	179.7	159.0	82.7
Capital lease obligations	6.2	0.5	0.7	0.9	4.1
Operating leases (1)	16.2	5.2	7.5	3.4	0.1
Purchase obligations (2)	127.5	114.7	12.8	—	—
Other long-term liabilities (3)	598.0	52.9	125.6	118.8	300.7
Total	$2,438.4	$309.7	$580.0	$282.1	$1,266.6

(1)
Operating leases include all lease payments through the end of the contractual lease terms, which includes elections for repurchase options and excludes any non-exercised purchase options. These commitments include commercial office and production facilities, vehicles and other assets.

(2)	Purchase obligations represent our obligated purchase commitments for capital expenditures and related project expense.

(3)	Other long-term liabilities represent our estimated pension and other postretirement benefit obligations that were actuarially determined through 2021, as well as our unrecognized income tax benefits.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2011, 2010 and 2009.

EFFECT OF NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Other than the change in presentation, the adoption of this new guidance will not have an impact on our consolidated financial statements.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. This new guidance will allow us the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, we would not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances to consider in conducting the qualitative assessment. This new guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We have not adopted this guidance as of December 31, 2011 and do not believe the adoption will have a significant effect on our goodwill impairment assessments in the future.

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

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2011, the weighted average discount rates determined on that basis for both the valuation of our pension benefit obligations and our OPEB obligations were 5.10%. The discount rate used in the valuation of our U.K. pension obligation was based on a review of long-term bonds, including published indices in the applicable market. In 2011, the discount rate determined on that basis was 4.65%. The expected long-term rates of return on our plan assets were 8.00% for our U.S. plans and 4.60% for our U.K. plan in 2011. We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns. The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. Our investment policy allocates approximately 50% of the plans' assets to equity securities, depending on the plan, with the remainder invested in fixed income securities, hedge fund investments and cash. The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2011, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2011, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$48.7	N/A
Increase in 2011 expense	$1.0	$2.2

No changes in benefit levels and no changes in the amortization of gains or losses have been assumed.

For 2012, we assumed a weighted average annual increase in the per-capita cost of covered health care benefits of 8.5% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2019 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have decreased total expense in 2011 and increased the postretirement obligation, net of GM cost sharing, at December 31, 2011 by $0.3 million and $19.6 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2011 and the postretirement obligation, net of GM cost sharing, at December 31, 2011 by $1.7 million and $35.9 million, respectively.

As part of our 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2011, we estimated $270.6 million in future GM cost sharing. If, in the future, GM was unable to fulfill this financial obligation, our OPEB expenses may be different than our current estimates.

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

As of December 31, 2011, 2010 and 2009, we had valuation allowances of $426.9 million, $560.9 million and $559.7 million, respectively. These valuation allowances mainly related to the full valuation allowances on our U.S. net deferred tax assets.

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

Under applicable GAAP, a sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable on a consolidated basis in the second half of 2009 and the full year 2010 and 2011, we continue to record a full valuation allowance against the net deferred tax assets in the U.S. and certain foreign jurisdictions.  Although the weight of negative evidence related to cumulative losses is decreasing, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence (primarily forecasts of future income) and, as such, we have not changed our judgment regarding the need for a full valuation allowance in 2011.

Continued improvement in our operating results, however, could lead to reversal of substantially all of our valuation allowance as early as the second half of 2012.  Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

For each reporting period until the valuation allowance is released, we expect to have low effective tax rates as we continue to record tax expense only for those locations in which we do not have a valuation allowance in place.  We expect to experience higher effective tax rates after the valuation allowance is reversed.

In the quarter in which the valuation allowance is released, we would record a significant tax benefit reflecting the release, which would result in a negative effective tax rate and have a significant favorable impact on earnings per share from net income attributable to AAM.

To the extent our uncertain tax positions do not meet the “more likely than not” threshold, we have derecognized such positions. To the extent our uncertain tax positions meet the “more likely than not” threshold, we have measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be defended upon examination.

As of December 31, 2011, 2010 and 2009, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $33.2 million, $69.0 million and $55.9 million, respectively. As of December 31, 2011, we have recorded deferred tax assets of $6.9 million that offset the impact of these liabilities for unrecognized income tax benefits. Our U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by the relevant tax authorities. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

PRODUCT WARRANTY We record a liability against cost of goods sold for estimated warranty obligations at the dates our products are sold or when specific warranty issues are identified. Liabilities for product recalls are recorded at the time the company's obligation is probable and can be reasonably estimated. Product warranties not expected to be paid within one year are recorded as a non-current liability on our Consolidated Balance Sheet. Our estimated warranty obligations for products sold are based on significant management estimates, with input from our warranty, sales, engineering, quality and legal departments. For products and customers with actual warranty payment experience, we will estimate warranty costs principally based on past claims history. For certain products and customers, actual warranty payment experience does not exist or is not mature. In these cases, we estimate our costs based on our analysis of the contractual arrangements with individual customers, existing customer warranty programs, sales history and internal and external warranty data, including a determination of our involvement in the matter giving rise to the potential warranty issue or claim and estimates of repair costs. These estimates are re-evaluated on an ongoing basis.

As part of the 2009 Settlement and Commercial Agreement, we agreed to expanded warranty cost sharing with GM starting on January 1, 2011.

We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. Warranty accruals are evaluated and adjusted as appropriate based on occurrences giving rise to potential warranty exposure and associated experience. As of December 31, 2011, our warranty accrual was $13.4 million. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. While we have not experienced any significant differences between these estimates and our actual costs, it is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

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

As a result of the plant closures, idling and consolidation of facilities in 2011, 2010 and 2009, the methods and timing of certain asset retirement obligations related to these facilities became reasonably estimable.  Based on management's best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.1 million in 2011 and 2010 and $1.0 million in 2009. As of December 31, 2011, the accrual for this liability was $0.6 million. In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on current information.  Any update may change our best estimate and could result in a material adjustment to this liability.

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

The determination of our reporting units, impairment indicators and the fair value of those reporting units and corresponding goodwill require us to make significant judgments and estimates, including the extent and timing of future cash flows. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions require significant judgment and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially effect our conclusions on this matter. We performed our annual analysis in the fourth quarter and determined there was no impairment to goodwill in 2011.

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

In 2011, we recorded asset impairment charges of $8.1 million as a result of the announced closure of CKMF. In 2010, we recorded asset impairment charges of $8.4 million as a result of the announced closure of our Salem Manufacturing Facility. We also classified certain administrative and engineering facilities located in Detroit, Michigan as held-for-sale and recorded a loss of $5.1 million to write these assets down to their estimated fair value using available market data in 2010. We recorded asset impairment charges of $147.8 million in 2009 associated with the permanent idling of certain assets and the writedown of the carrying value of certain assets that were “held for use” to their estimated fair value.

ESTIMATED USEFUL LIVES FOR DEPRECIATION   At December 31, 2011, approximately 75% of our capitalized investment in property, plant and equipment was related to productive machinery and equipment used in support of our manufacturing operations.  The selection of appropriate useful life estimates for such machinery and equipment is a critical element of our ability to properly match the cost of such assets with the operating profits and cash flow generated by their use.  We currently depreciate productive machinery and equipment on the straight-line method using composite useful life estimates up to 12 years.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	global economic conditions, including the impact of the current sovereign debt crisis in the Euro-zone;

•	reduced purchases of our products by GM, Chrysler or other customers;

•	reduced demand for our customers' products (particularly light trucks and SUVs produced by GM and Chrysler);

•	our ability to realize the expected revenues from our new business backlog;

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to attract new customers and programs for new products;

•	supply shortages or price increases in raw materials, utilities or other operating supplies as a result of natural disasters or otherwise;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	price volatility in, or reduced availability of, fuel;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•
risks inherent in our international operations (including adverse changes in political stability, taxes and other law changes, potential disruption of production and supply, and currency rate fluctuations);

•	liabilities arising from warranty claims, product recall, product liability and legal proceedings to which we are or may become a party;

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real. At December 31, 2011, we had currency forward contracts relating to the Mexican Peso with a notional amount of $68.6 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $6.2 million at December 31, 2011.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. As of December 31, 2011, there are no interest rate swaps in place. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at December 31, 2011) on our long-term debt outstanding at December 31, 2011 would be approximately $0.4 million on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2011	2010	2009
	(in millions, except per share data)

Net sales	$2,585.0	$2,283.0	$1,521.6

Cost of goods sold	2,129.9	1,881.3	1,552.7

Gross profit (loss)	455.1	401.7	(31.1)

Selling, general and administrative expenses	231.7	197.6	172.7

Operating income (loss)	223.4	204.1	(203.8)

Interest expense	(83.9)	(89.0)	(84.5)

Investment income	1.2	3.8	2.0

Other income (expense)
Debt refinancing and redemption costs	(3.1)	—	(7.7)
Other, net	0.5	(0.1)	(3.1)

Income (loss) before income taxes	138.1	118.8	(297.1)

Income tax expense (benefit)	1.0	4.3	(43.8)

Net income (loss)	$137.1	$114.5	$(253.3)

Net loss attributable to noncontrolling interests	5.7	0.9	0.2

Net income (loss) attributable to AAM	$142.8	$115.4	$(253.1)

Basic earnings (loss) per share	$1.91	$1.61	$(4.81)

Diluted earnings (loss) per share	$1.89	$1.55	$(4.81)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Balance Sheets
December 31,

	2011	2010
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$169.2	$244.6
Accounts receivable, net	333.3	146.6
Inventories, net	177.2	130.3
Deferred income taxes	11.3	8.0
Prepaid expenses and other	72.1	72.6
Total current assets	763.1	602.1

Property, plant and equipment, net	971.2	936.3
Deferred income taxes	20.1	38.6
Goodwill	155.9	155.8
GM postretirement cost sharing asset	260.2	244.4
Other assets and deferred charges	158.2	137.5
Total assets	$2,328.7	$2,114.7

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$337.1	$283.6
Accrued compensation and benefits	110.6	115.1
Deferred revenue	32.9	79.9
Deferred income taxes	9.9	8.9
Other accrued expenses	85.6	81.6
Total current liabilities	576.1	569.1

Long-term debt	1,180.2	1,010.0
Deferred income taxes	7.7	6.6
Deferred revenue	88.2	116.0
Postretirement benefits and other long-term liabilities	896.1	881.1
Total liabilities	2,748.3	2,582.8

Stockholders' deficit
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2011 or 2010	—	—
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2011 or 2010	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
79.3 million and 74.3 million shares issued and outstanding in 2011 and 2010, respectively	0.8	0.8
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2011 or 2010	—	—
Paid-in capital	597.2	588.1
Accumulated deficit	(643.5)	(786.3)
Treasury stock at cost, 5.5 million shares in 2011 and 2010	(176.2)	(176.1)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(215.6)	(152.1)
Foreign currency translation adjustments	17.3	44.8
Unrecognized gain (loss) on derivatives	(5.5)	1.3
Total AAM stockholders' deficit	(425.5)	(479.5)
Noncontrolling interests in subsidiaries	5.9	11.4
Total stockholders' deficit	(419.6)	(468.1)
Total liabilities and stockholders' deficit	$2,328.7	$2,114.7

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2011	2010	2009
		(in millions)
Operating Activities
Net income (loss)	$137.1	$114.5	$(253.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Asset impairments and related indirect inventory obsolescence	8.7	8.7	151.7
Depreciation and amortization	139.4	131.6	134.7
Deferred income taxes	17.2	(8.0)	(18.9)
Stock-based compensation	4.5	9.4	13.6
Pensions and other postretirement benefits, net of contributions	(33.3)	(28.8)	(83.4)
(Gain) loss on retirement of equipment and held-for-sale assets, net	(6.9)	2.9	0.7
Debt refinancing and redemption costs	1.8	—	7.7
Changes in operating assets and liabilities
Accounts receivable	(189.9)	(14.8)	118.9
Inventories	(50.2)	(38.9)	19.6
Accounts payable and accrued expenses	37.1	112.0	(50.7)
Deferred revenue	(74.7)	(70.1)	20.9
Other assets and liabilities	(47.1)	21.8	(45.6)
Net cash provided by (used in) operating activities	(56.3)	240.3	15.9

Investing activities
Purchases of property, plant and equipment	(163.1)	(108.3)	(137.7)
Proceeds from sale of property, plant and equipment	8.9	4.9	1.7
Purchase buyouts of leased equipment	(13.4)	(7.8)	—
Acquisition, net	(16.5)	(2.2)	(10.2)
Redemption of short-term investments	—	6.4	71.6
Net cash used in investing activities	(184.1)	(107.0)	(74.6)

Financing activities
Net short-term borrowings (repayments) under credit facilities	2.6	(60.0)	(163.1)
Proceeds from issuance of long-term debt	227.0	6.2	854.8
Payment of Term Loan	—	—	(250.0)
Payments of other long-term debt and capital lease obligations	(56.0)	(8.1)	(516.8)
Debt issuance costs	(10.9)	(2.2)	(32.9)
Purchase of noncontrolling interest	—	(2.1)	—
Proceeds from issuance of common stock, net	—	—	109.7
Proceeds from issuance of warrants to GM	—	—	30.3
Employee stock option exercises, including tax benefit	4.6	1.1	1.0
Purchase of treasury stock	(0.1)	(1.3)	(0.9)
Net cash provided by (used in) financing activities	167.2	(66.4)	32.1

Effect of exchange rate changes on cash	(2.2)	(0.4)	5.9

Net increase (decrease) in cash and cash equivalents	(75.4)	66.5	(20.7)

Cash and cash equivalents at beginning of year	244.6	178.1	198.8

Cash and cash equivalents at end of year	$169.2	$244.6	$178.1

Supplemental cash flow information
Interest paid	$73.1	$61.6	$80.0
Income taxes paid (refunds received)	$10.9	$(43.1)	$3.8

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statement of Stockholders' Deficit

						Accumulated Other
	Common Stock					Comprehensive	Comprehensive	Noncontrolling
	Shares	Par	Paid-in	Accumulated	Treasury	Income (Loss)	Income (Loss)	Interest in	Comprehensive
	Outstanding	Value	Capital	Deficit	Stock	Attributable to AAM	Attributable to AAM	Subsidiaries	Income (Loss)
	(in millions)

Balance at January 1, 2009	51.7	$0.6	$426.7	$(648.6)	$(173.9)	$(40.5)		$0.2

Net loss				(253.1)			$(253.1)	$(0.2)	$(253.3)
Change in derivatives, net						11.4	11.4		11.4
Foreign currency translation, net						37.2	37.2	0.4	37.6
Defined benefit plans, net						(72.5)	(72.5)		(72.5)
Total comprehensive income (loss)							$(277.0)	$0.2	$(276.8)
Proceeds from issuance of common stock, net	16.1	0.2	109.5
Proceeds from issuance of warrants to GM			30.3
Change in noncontrolling interest ownership								(0.1)
Exercise of stock options and vesting of restricted stock	0.6		1.0
Stock-based compensation			12.4
Purchase of treasury stock					(0.9)
Balance at December 31, 2009	68.4	$0.8	$579.9	$(901.7)	$(174.8)	$(64.4)		$0.3

Net income (loss)				115.4			$115.4	$(0.9)	$114.5
Change in derivatives, net						1.3	1.3		1.3
Foreign currency translation, net						7.4	7.4	(0.1)	7.3
Defined benefit plans, net						(50.3)	(50.3)		(50.3)
Total comprehensive income (loss)							$73.8	$(1.0)	$72.8
Issuance of noncontrolling interest in e-AAM								12.0
Acquisition of noncontrolling interest			(2.1)					0.1
Exercise of stock options and vesting of restricted stock	0.5		1.1
Stock-based compensation			9.2
Purchase of treasury stock	(0.1)				(1.3)
Balance at December 31, 2010	68.8	$0.8	$588.1	$(786.3)	$(176.1)	$(106.0)		$11.4

Net income (loss)				142.8			$142.8	$(5.7)	$137.1
Change in derivatives, net						(6.8)	(6.8)		(6.8)
Foreign currency translation, net						(27.5)	(27.5)	0.2	(27.3)
Defined benefit plans, net						(63.5)	(63.5)		(63.5)
Total comprehensive income (loss)							$45.0	$(5.5)	$39.5
Exercise of stock options and vesting of restricted stock	1.7		4.6
Stock-based compensation			4.5
Exercise of GM warrants	3.3
Purchase of treasury stock	—				(0.1)
Balance at December 31, 2011	73.8	$0.8	$597.2	$(643.5)	$(176.2)	$(203.8)		$5.9

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, New York, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

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

In the third quarter of 2009, we entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement) with General Motors Company (GM). As part of this agreement, we received $110.0 million from GM, of which we recorded $79.7 million as deferred revenue.  As of December 31, 2011, our deferred revenue related to the 2009 Settlement and Commercial Agreement is $61.4 million, $8.0 million of which is classified as a current liability and $53.4 million of which is recorded as a noncurrent liability on our Consolidated Balance Sheet.  We recognize this deferred revenue into revenue on a straight-line basis over 120 months, which ends September 2019 and is the period that we expect GM to benefit under the 2009 Settlement and Commercial Agreement.  We recognized revenue of $8.0 million, in both 2011 and 2010 and $2.3 million in 2009 related to this agreement.

In the second quarter of 2008, we entered into an agreement with GM to provide financial assistance to support the transition of our United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented legacy labor at our original U.S. locations upon the resolution of the strike called by the International UAW (2008 AAM - GM Agreement).  Pursuant to this agreement, GM provided us $115.0 million in 2008 and $60.0 million in 2009. In total, we recorded deferred revenue of $213.7 million as a result of the 2008 AAM - GM Agreement, which included $38.7 million related to the fair value of the liability GM assumed for postretirement healthcare and life insurance coverage provided to UAW represented transitioned associates with earned credited service from AAM that have or will retire under plans operated by GM. We recognize this deferred revenue into revenue on a straight-line basis over a 45 month period, which ends February 2012 and is consistent with the period that we expect GM will benefit from the payments provided to us under the 2008 AAM - GM Agreement. We recognized $57.0 million of revenue in 2011, 2010 and 2009 related to the 2008 AAM - GM Agreement.  As of December 31, 2011, our deferred revenue related to the 2008 AAM - GM Agreement is $9.5 million, which is classified as a current liability on our Consolidated Balance Sheet.

As of December 31, 2011, the majority of the remaining deferred revenue primarily relates to customer payments to implement capacity programs, which is generally recognized into revenue over the life of these programs. We recognized $15.6 million, $12.5 million and $11.1 million of revenue for these programs in 2011, 2010 and 2009, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BUYDOWN PROGRAM In 2008, an involuntary Buydown Program (BDP) was initiated for associates that did not elect to participate in the Special Separation Program (SSP) and continued employment with AAM.  Under the BDP, we agreed to make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease.  We made the third and final lump-sum BDP payment of $19.7 million in 2010.

As of December 31, 2011, we have $2.3 million in prepaid expenses and other on our Consolidated Balance Sheet for BDP payments that have been paid and we estimate will provide a benefit to the Company through February 2012.  We recorded $15.0 million, $15.6 million and $21.2 million of expense in 2011, 2010 and 2009, respectively, for the amortization of this asset.

In 2008, we recorded expense of $51.9 million for the estimated amount of total BDP payments related to permanently idled associates throughout the new labor agreements.  This represented management's best estimate of the portion of the total BDP payment that would not result in a future benefit to the Company.  Due to capacity rationalization actions taken by GM and Chrysler as a result of their bankruptcy filings and subsequent reorganization plans and changes in our operating plans in the second quarter of 2009, we increased the estimated number of UAW-represented associates at our original U.S. locations that we expect to be permanently idled throughout the term of the 2008 labor agreements or to voluntarily elect to accelerate their remaining buydown payments and terminate employment.  As a result of this change in estimate, we recorded expense of $22.5 million in 2009, which represented the estimated additional BDP payments that will not result in a future benefit to AAM. Associates who are laid off for a certain length of time have the option to accelerate their remaining BDP lump-sum payments and terminate their employment with AAM.  Several associates elected this option and we made $0.7 million and $49.6 million of accelerated BDP payments in 2010 and 2009, respectively.

RESEARCH AND DEVELOPMENT (R&D) COSTS We expense R&D as incurred. R&D spending was $113.6 million, $82.5 million and $67.0 million in 2011, 2010 and 2009, respectively.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include all cash balances and highly liquid investments in money market funds with maturities of 90 days or less at the time of purchase.

ACCOUNTS RECEIVABLE The majority of our accounts receivable are due from original equipment manufacturers (OEMs) in the automotive industry and are past due when payment is not received within the stated terms. As part of the 2009 Settlement and Commercial Agreement with GM, GM agreed to expedited payment terms of net 10 days in exchange for a 1% discount. On June 30, 2011, we elected to terminate the expedited payment terms and transition to GM standard weekly payment terms of approximately 50 days.

Amounts due from customers are stated net of allowances for doubtful accounts. We determine our allowances by considering factors such as the length of time accounts are past due, our previous loss history, the customer's ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts was $5.5 million and $6.2 million as of December 31, 2011 and 2010, respectively. We write-off accounts receivable when they become uncollectible.

CUSTOMER TOOLING AND PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY AGREEMENTS Engineering, R&D, and other pre-production design and development costs for products sold on long-term supply arrangements are expensed as incurred unless we have a contractual guarantee for reimbursement from the customer. Costs for tooling used to make products sold on long-term supply arrangements for which we have either title to the assets or the non-cancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment. Capitalized items and customer receipts in excess of tooling costs specifically related to a supply arrangement are amortized over the shorter of the term of the arrangement or over the estimated useful lives of the related assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVENTORIES We state our inventories at the lower of cost or market.  The cost of our inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	December 31,
	2011	2010
	(in millions)
Raw materials and work-in-progress	$177.0	$137.7
Finished goods	26.9	20.3
Gross inventories	203.9	158.0
Inventory valuation reserves	(26.7)	(27.7)
Inventories, net	$177.2	$130.3

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2011	2010
	(years)	(in millions)
Land		$30.6	$28.2
Land improvements	10-15	17.4	15.6
Buildings and building improvements	15-40	273.5	261.0
Machinery and equipment	3-12	1,405.5	1,320.4
Construction in progress		138.2	107.4
		1,865.2	1,732.6
Accumulated depreciation and amortization		(894.0)	(796.3)
Property, plant and equipment, net		$971.2	$936.3

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

We record depreciation and tooling amortization on the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $123.7 million, $122.2 million and $126.6 million in 2011, 2010 and 2009, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS When impairment indicators exist, we evaluate the carrying value of long-lived assets for potential impairment. We consider projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. If impairment is deemed to exist, the carrying amount of the asset is adjusted based on its fair value. Recoverability of assets “held for use” is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount. When the carrying value of an asset group exceeds its fair value and is therefore nonrecoverable, those assets are written down to fair value. Fair value is determined based on market prices, when available, or a discounted cash flow analysis performed using management estimates. See Note 2 - Restructuring Actions for detail on our 2011 and 2010 asset impairments.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GOODWILL We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles. We completed impairment tests in 2011 and 2010 and concluded that there was no impairment of our goodwill. The following table provides a reconciliation of changes in goodwill:

	December 31,
	2011	2010
	(in millions)
Beginning balance	$155.8	$147.8
Formation of e-AAM joint venture	—	8.0
Foreign currency translation and other	0.1	—
Ending balance	$155.9	$155.8

See Note 6 - Investment in Joint Ventures for detail on our additional goodwill recorded in 2010.

INTANGIBLE ASSETS As part of our joint venture with Saab Automobile AB (Saab), we recorded intangible assets of $8.7 million in 2010, which represented the fair value of a GM license agreement for technology developed by Saab when it was a subsidiary of GM, in-process research and development technology and a long-term supply agreement with Saab acquired as part of the joint venture formation in 2010. In the third quarter of 2011, Saab, our partner in the e-AAM joint venture, entered a voluntary reorganization process. As a result, in the third quarter of 2011, we recorded a $1.6 million impairment charge to selling, general and administrative expenses to write off the intangible asset associated with the long-term supply agreement with Saab. These intangible assets are classified as other assets and deferred charges on our Consolidated Balance Sheet and we expect to begin amortizing the assets on a straight-line basis over their estimated useful lives once development of the related technology is complete and we begin utilizing these assets.

We recorded an intangible asset of $9.6 million as of December 31, 2008 which represents the fair value of the customer relationships acquired as part of an asset purchase agreement with FormTech Industries LLC. We recorded $1.9 million of expense for the amortization of this intangible asset in both 2011 and 2010 and the balance is $3.9 million as of December 31, 2011. This intangible asset is classified as other assets and deferred charges on our Consolidated Balance Sheet and is being amortized on a straight-line basis over its estimated useful life of five years.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. As of December 31, 2011 and December 31, 2010, our unamortized debt issuance costs were $31.5 million. Deferred amounts associated with the extinguishment of debt are expensed and classified as debt refinancing and redemption costs on our Consolidated Statement of Operations.

DERIVATIVES We recognize all derivatives on the balance sheet at fair value. If a derivative qualifies under the accounting guidance as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, and changes in the fair value of derivatives that do not qualify as hedges, are immediately recognized in earnings. See Note 4 - Derivatives and Risk Management, for more detail on our derivatives.

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

EFFECT OF NEW ACCOUNTING STANDARDS In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Other than the change in presentation, the adoption of this new guidance will not have an impact on our consolidated financial statements.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. This new guidance will allow us the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, we would not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances to consider in conducting the qualitative assessment. This new guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We have not adopted this guidance as of December 31, 2011 and do not believe the adoption will have a significant effect on our goodwill impairment assessments in the future.

2.	RESTRUCTURING ACTIONS

In 2011, we incurred restructuring charges related to asset impairments, indirect inventory obsolescence, asset retirement obligations and other ongoing restructuring actions.  In addition, we continue to make payments and accrual adjustments related to charges incurred for restructuring actions taken in prior years. A summary of this activity for 2011 and 2010 is shown below:

	One-time Termination Benefits	Asset Impairment Charges	Indirect Inventory Obsolescence	Asset Retirement Obligations	Contract Related Costs	Other Restructuring Actions	Total
	(in millions)
Accrual as of January 1, 2010	$8.0	$—	$—	$1.3	$21.3	$—	$30.6
Charges	—	8.4	0.3	0.1	—	0.2	9.0
Cash utilization	(6.0)	—	—	—	(6.8)	(0.2)	(13.0)
Non-cash utilization	—	(8.4)	(0.3)	—	—	—	(8.7)
Accrual adjustments	(0.8)	—	—	—	(2.3)	—	(3.1)
Accrual as of December 31, 2010	$1.2	$—	$—	$1.4	$12.2	$—	$14.8
Charges	0.1	8.1	0.6	0.1	—	6.9	15.8
Cash utilization	(0.9)	—	—	(1.0)	(7.2)	(6.9)	(16.0)
Non-cash utilization	—	(8.1)	(0.6)	—	—	—	(8.7)
Accrual adjustments	(0.1)	—	—	0.1	(5.0)	—	(5.0)
Accrual as of December 31, 2011	$0.3	$—	$—	$0.6	$—	$—	$0.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ONE-TIME TERMINATION BENEFITS We paid $0.9 million and $6.0 million in 2011 and 2010, respectively, related to one-time termination benefits which were initiated and expensed prior to 2010.

We also recorded accrual adjustments related to changes in previous estimates and currency translation adjustments.

ASSET IMPAIRMENTS In the third quarter of 2011, we recorded asset impairment charges of $8.1 million associated with the announced closure of our Cheektowaga Manufacturing Facility (CKMF). In the second quarter of 2010, we recorded asset impairment charges of $8.4 million as a result of the announced closure of our Salem Manufacturing Facility.

INDIRECT INVENTORY OBSOLESCENCE As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were determined to be obsolete. We recorded a charge of $0.6 million in 2011 and $0.3 million in 2010 related to the write down of the net book value of these assets to their estimated net realizable value.

ASSET RETIREMENT OBLIGATIONS As a result of announced plant closures, idling and consolidation of facilities, the methods and timing of certain asset retirement obligations, including environmental liabilities, related to these facilities became reasonably estimable.  Based on management's best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.1 million in both 2011 and 2010. In 2011, we paid $1.0 million related to these asset retirement obligations.

CONTRACT RELATED COSTS In 2011, as a result of the announced closure of our Detroit Manufacturing Complex (DMC), we elected to buy out leased assets that were previously determined to be permanently idled. In the fourth quarter of 2011, we paid $18.6 million to purchase these leased assets, along with others that are being utilized. As a result, we recorded a reduction of cost of goods sold of $5.0 million to write-off the remaining accrual that was originally recorded when these assets were idled. See Note 5 - Fair Value for more detail on this lease buyout.

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

OTHER RESTRUCTURING ACTIONS We incurred charges related to the redeployment of assets to support capacity utilization initiatives and other related activities. We expensed and paid $6.9 million in 2011 and $0.2 million in 2010 related to these actions.

We expect to make payments of $0.9 million in 2012 related to the remaining restructuring accrual.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt consists of the following:

	December 31,
	2011	2010
	(in millions)

Revolving credit facility	$—	$—
9.25% Notes, net of discount	379.0	420.3
7.875% Notes	300.0	300.0
7.75% Notes	200.0	—
5.25% Notes, net of discount	249.9	249.9
2.00% Convertible Notes	—	0.4
Foreign credit facilities	45.2	32.6
Capital lease obligations	6.1	6.8
Long-term debt	$1,180.2	$1,010.0

REVOLVING CREDIT FACILITY In the second quarter of 2011, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of December 31, 2011, the Amended Revolving Credit Facility provided up to $86.8 million of revolving bank financing commitments through June 2013 and $235.0 million of such revolving bank financing commitments through June 30, 2016. At December 31, 2011, $293.3 million was available under the Amended Revolving Credit Facility, which reflected a reduction of $28.5 million for standby letters of credit issued against the facility.

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $79.0 million and extended the maturity of $235.0 million of the aggregate commitments to June 30, 2016. We paid debt issuance costs of $5.9 million, $1.6 million and $14.5 million associated with the amendments and restatements of our Revolving Credit Facility in 2011, 2010 and 2009, respectively.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.25% NOTES In 2009, we issued $425.0 million of 9.25% senior secured notes due 2017 (9.25% Notes). The notes were issued at a discount of $5.5 million. Net proceeds from these notes were used for the repayment of certain indebtedness. In 2010 and 2009, we paid debt issuance costs of $0.3 million and $12.6 million, respectively, related to the 9.25% Notes.

In the second quarter of 2011, we elected to exercise an option to redeem 10% of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest. Upon repayment, we expensed $1.4 million for the write off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs and debt discount over the expected life of the borrowing. We have the right to voluntarily redeem an additional 10% of our 9.25% Notes in June 2012 and another 10% twelve months thereafter.

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

7.75% NOTES In the fourth quarter of 2011, we issued $200.0 million of 7.75% senior unsecured notes due 2019 (7.75% Notes). Net proceeds from these notes were used for general corporate purposes, including the repayment of certain amounts outstanding under our Revolving Credit Facility. In 2011, we paid debt issuance costs of $5.0 million related to the 7.75% Notes.

5.25% NOTES The 5.25% Notes are senior unsecured obligations due February 2014.

2.00% CONVERTIBLE NOTES The 2.00% Senior Convertible Notes due 2024 were convertible into cash under terms of the indenture. A total of $0.4 million of the notes were converted into cash in 2011. The remaining outstanding 2.00% Convertible Notes were fully redeemed in the third quarter of 2011.

LEASES We lease certain facilities under capital leases expiring at various dates. The gross asset cost of our capital leases was $16.1 million at December 31, 2011 and December 31, 2010. The net book value included in property, plant and equipment, net on the balance sheet was $6.0 million and $6.6 million at December 31, 2011 and 2010, respectively. The weighted-average interest rate on these capital lease obligations at December 31, 2011 was 8.8%.

We also lease certain commercial office and production facilities, vehicles and other assets under operating leases expiring at various dates. Future minimum payments under noncancelable operating leases are as follows: $5.2 million in 2012, $4.0 million in 2013, $3.5 million in 2014, $2.1 million in 2015 and $1.4 million in 2016. Our total expense relating to operating leases was $6.8 million, $5.3 million and $33.4 million in 2011, 2010 and 2009, respectively. This includes a reduction to cost of goods sold of $0.5 million and $2.3 million related to the purchase of previously idled leased assets in 2011 and 2010, respectively, and expense of $21.1 million in 2009 related to the permanent idling of leased assets. See Note 2 - Restructuring Actions for more detail on these charges.

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through January 2015. At December 31, 2011, $45.2 million was outstanding under these facilities and an additional $16.0 million was available.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SECOND LIEN TERM LOAN FACILITY As part of the 2009 Settlement and Commercial Agreement with GM, we entered into certain agreements which, among other things, provided us with expedited payment terms of “net 10 days” in exchange for a 1% early payment discount and a $100.0 million Second Lien Term Loan Facility with GM through December 31, 2013.  We paid $0.3 million of debt issuance costs related to the Second Lien Term Loan Facility in 2010. Pursuant to the terms of such agreements, we elected to terminate the expedited payment terms and the Second Lien Term Loan Agreement, effective June 30, 2011. As a result of these terminations, our Access and Security Agreement with GM expired on September 28, 2011.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2012	$41.8
2013	2.7
2014	251.7
2015	0.4
2016	0.5
Thereafter	883.1
Total	$1,180.2

INTEREST EXPENSE AND INVESTMENT INCOME Interest expense was $83.9 million in 2011, $89.0 million in 2010 and $84.5 million in 2009. The decrease in interest expense in 2011 as compared to 2010 relates primarily to higher capitalized interest as a result of increased capital expenditures to support our significant global program launches. The increase in interest expense in 2010 as compared to 2009 primarily reflects higher interest rates and amortization of debt issuance costs. We capitalized interest of $8.3 million in 2011, $4.0 million in 2010 and $7.1 million in 2009. The weighted-average interest rate of our long-term debt outstanding at December 31, 2011 was 8.0% as compared to 8.2% and 8.3% at December 31, 2010 and 2009, respectively. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $32.0 million and $31.1 million as of December 31, 2011 and 2010, respectively.

Investment income was $1.2 million in 2011, $3.8 million in 2010 and $2.0 million in 2009. Investment income includes interest and dividends earned on cash and cash equivalents and realized and unrealized gains and losses on our short-term investments during the period. In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  We recorded a gain of $0.1 million and $2.3 million in 2011 and 2010, respectively, related to distributions of our short-term investments, from which distributions were previously suspended. In 2009, we recorded an other-than-temporary impairment of $1.3 million based on the estimated fair value of our remaining investments in these funds.

4.	DERIVATIVES AND RISK MANAGEMENT

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

CURRENCY FORWARD CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real. We had currency forward contracts relating to the Mexican Peso with a notional amount of $68.6 million and $48.0 million outstanding at December 31, 2011 and 2010, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss):

	Location of Gain (Loss) Reclassified into Net Income	Gain Reclassified During the Twelve Months Ended December 31,		Loss Expected to be Reclassified During the Next 12 Months
		2011	2010
		(in millions)
Currency forward contracts	Cost of Goods Sold	$1.9	$0.8	$(5.5)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to GM were approximately 73%, 75% and 78% of our total net sales in 2011, 2010 and 2009, respectively. Accounts and other receivables due from GM were $234.7 million at year-end 2011 and $45.5 million at year-end 2010. Sales to Chrysler Group LLC (Chrysler) were approximately 8% of our total net sales in 2011, 9% in 2010 and 8% in 2009. Accounts receivable due from Chrysler were $29.1 million at year-end 2011 and $27.3 million at year-end 2010. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $270.6 million as of December 31, 2011 and $254.4 million as of December 31, 2010. See Note 8 - Employee Benefit Plans for more detail on this cost sharing asset.

We diversify the concentration of invested cash and cash equivalents among different financial institutions and we monitor the selection of counterparties to other financial instruments to avoid unnecessary concentrations of credit risk.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$36.0	$36.0	$152.5	$152.5	Level 1
Prepaid expenses and other
Currency forward contracts	0.1	0.1	1.3	1.3	Level 2
Other assets and deferred charges
Currency forward contracts	0.1	0.1	—	—	Level 2
Other accrued expenses
Currency forward contracts	5.6	5.6	—	—	Level 2

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

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
9.25% Notes	379.0	415.0	420.3	473.9	Level 2
7.875% Notes	300.0	295.5	300.0	306.0	Level 2
7.75% Notes	200.0	195.0	—	—	Level 2
5.25% Notes	249.9	243.8	249.9	245.0	Level 2

Investments in our defined benefit plans are stated at fair value. See Note 8 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets as of December 31, 2011 and December 31, 2010.

LONG-LIVED ASSETS  In 2011 and 2010, as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets.  In 2011, we considered the expected future use of the long-lived assets located at our Cheektowaga Manufacturing Facility. Assets that will not be redeployed to other AAM facilities were determined to be fully impaired. In 2010, we utilized the income approach, which determines fair value through a discounted cash flow analysis based on the assumptions a market participant would use in pricing these assets.  Significant inputs used by management when determining the fair value of long-lived assets for impairment include general economic conditions, future expected production volumes, product pricing and cost estimates, working capital and capital investment requirements, discount rates and estimated liquidation values.

The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in Twelve Months ended December 31, 2011	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in Twelve Months ended December 31, 2010
	(in millions)
Property, plant and equipment, net	$—	$8.1	$—	$7.6
Other assets and deferred charges	—	0.5	—	0.8

In the fourth quarter of 2011, we elected to buyout the remaining leases at our Detroit Manufacturing Complex. We paid $18.6 million to purchase these assets. As part of our fair value measurement, we considered the expected future use of these long-lived assets and recorded them at their estimated fair value. Assets that will not be redeployed to other AAM facilities were written down to their estimated net realizable value, which resulted in a net charge to cost of goods sold of $5.3 million in 2011.

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

Finite-lived Intangibles In the third quarter of 2011, Saab, our partner in the e-AAM joint venture, entered a voluntary reorganization process. As a result, in the third quarter of 2011, we recorded a $1.6 million impairment charge to selling, general and administrative expenses to write off the intangible asset associated with the long-term supply agreement with Saab acquired as part of our joint venture formation in 2010. The following table summarizes the impairment of finite-lived intangible assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value Measurement Using Level 3 Inputs	Impairment Recorded in the Twelve Months Ended December 31, 2011
	(in millions)
Other assets and deferred charges	$—	$1.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	INVESTMENT IN JOINT VENTURES

In 2009, we formed a joint venture with Hefei Automobile Axle Co, Ltd.(HAAC), a subsidiary of Anhui Jianghuai Automobile Group Co, Ltd. (JV). In the fourth quarter of 2011, we made an additional investment of $16.5 million in this JV to expand into HAAC's light commercial axle business. Each party continues to own 50 percent of the JV, which we account for under the equity method of accounting. We recorded both our initial investment of $10.2 million in 2009, as well as our additional investment in the JV in 2011 at cost, and adjusted the carrying amount of the investment to recognize our proportionate share of the earnings of the JV. Our investment is classified as other assets and deferred charges on our Consolidated Balance Sheet.

In 2010, we formed a joint venture with Saab.  The new company, e-AAM Driveline Systems AB (e-AAM), engineers and develops electric all-wheel-drive (eAWD) hybrid driveline systems to be commercialized for passenger cars and crossover vehicles.  We consolidated e-AAM as we are the majority owner, owning 67% of the shares in this joint venture while Saab owns the remaining 33%. In the fourth quarter of 2011, Saab filed for bankruptcy and has entered into liquidation status. We are currently in the process of negotiating the purchase of Saab's shares in this JV.

In connection with the formation of e-AAM, we agreed to contribute ongoing funding to cover e-AAM's business operations through 2012 in the amount of approximately $26 million, based on exchange rates at that time, of which we paid approximately $16 million in 2011 and $5 million in 2010. In exchange for its ownership interest in e-AAM, Saab contributed its existing business related to the eAWD technology, consisting of a workforce of skilled engineers and intangible assets which include a GM license agreement for the Saab developed eAWD technology while it was owned by GM, a long-term supply agreement with Saab, under which e-AAM will supply the eAWD technology for certain future Saab product platforms, and existing technology in the form of in-process R&D. We recorded intangible assets of $8.7 million as of December 31, 2010 in connection with the acquisition of this business from Saab. See Note 1 - Organization and Summary of Significant Accounting Policies for more detail on subsequent changes to these intangible assets. We also recorded $8.0 million of goodwill associated with the formation of e-AAM and the acquisition of the business from Saab in 2010.

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

As part of the 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this agreement of $270.6 million and $254.4 million at December 31, 2011 and December 31, 2010, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $10.4 million that is classified as a current asset and $260.2 million that is classified as a noncurrent asset as of December 31, 2011.

Actuarial valuations of our benefit plans were made as of December 31, 2011 and 2010. The principal weighted-average assumptions used in the year-end valuation of our U.S. and U.K. plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The U.K. discount rate is based on a review of long-term bonds, in consideration of the average duration of plan liabilities. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2011		2010		2009		2011	2010	2009
	U.S.	U.K	U.S.	U.K	U.S.	U.K.
Discount rate	5.10%	4.65%	5.70%	5.35%	6.10%	5.70%	5.10%	5.70%	6.00%
Expected return on plan assets	8.00%	4.60%	8.00%	6.00%	8.00%	6.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	3.25%	3.75%	3.65%	3.75%	3.75%	4.00%	3.75%	3.75%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accumulated benefit obligation for all defined benefit pension plans was $706.2 million and $656.5 million at December 31, 2011 and December 31, 2010, respectively. The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$665.4	$619.6	$564.3	$507.1
Service cost	4.8	4.9	0.9	1.0
Interest cost	37.1	36.8	17.1	16.1
Plan amendments	—	4.4	—	—
Actuarial loss	45.5	35.3	11.4	25.4
Change in GM portion of OPEB obligation	—	—	16.2	25.1
Participant contributions	0.6	0.7	—	—
Curtailments	(2.5)	0.1	(10.0)	—
Benefit payments	(33.7)	(33.6)	(11.5)	(10.4)
Currency fluctuations	(0.5)	(2.8)	—	—
Net change	51.3	45.8	24.1	57.2
Benefit obligation at end of year	$716.7	$665.4	$588.4	$564.3

Change in plan assets
Fair value of plan assets at beginning of year	$412.4	$358.7	$—	$—
Actual return on plan assets	11.0	44.7	—	—
Employer contributions	52.0	44.0	11.5	10.4
Participant contributions	0.6	0.7	—	—
Benefit payments	(33.7)	(33.6)	(11.5)	(10.4)
Currency fluctuations	(0.6)	(2.1)	—	—
Net change	29.3	53.7	—	—
Fair value of plan assets at end of year	$441.7	$412.4	$—	$—

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)		(in millions)
Current liabilities	$(1.2)	$(1.2)	$(29.4)	$(28.8)
Noncurrent liabilities	(273.8)	(251.8)	(559.0)	(535.5)
Net liability	$(275.0)	$(253.0)	$(588.4)	$(564.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-tax amounts recorded in AOCI, not yet recognized in net periodic benefit cost (credit) as of December 31, 2011 and 2010, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net actuarial gain (loss)	$(230.3)	$(171.2)	$(1.8)	$9.2
Net prior service credit	0.9	1.0	13.6	28.8
Deferred curtailment gain	—	—	22.0	—
Total amounts recorded	$(229.4)	$(170.2)	$33.8	$38.0

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	2011	2010	2009	2011	2010	2009
	(in millions)			(in millions)
Service cost	$4.8	$4.9	$5.2	$0.9	$1.0	$2.3
Interest cost	37.1	36.8	36.1	17.1	16.1	17.8
Expected asset return	(31.9)	(31.8)	(30.4)	—	—	—
Amortized actuarial loss (gain)	4.5	2.5	1.3	0.4	(1.4)	(1.7)
Amortized prior service credit	(0.1)	—	(0.1)	(3.2)	(3.1)	(5.4)
Special and contractual
termination benefits	—	—	2.5	—	—	(0.7)
Curtailments	—	0.2	(1.5)	—	—	(68.0)
Settlement	0.1	—	0.4	—	—	—
Net periodic benefit cost (credit)	$14.5	$12.6	$13.5	$15.2	$12.6	$(55.7)

Our postretirement cost sharing asset from GM is measured on the same basis as the portion of the obligation to which it relates. The actuarial gains and losses related to the GM portion of the OPEB obligation are recognized immediately in the Consolidated Statement of Operations as an offset against the gains and losses related to the change in the corresponding GM postretirement cost sharing asset. These items are presented net in the change in benefit obligation and net periodic benefit cost components disclosed above. Remaining actuarial gains and losses are deferred and amortized over the expected future service periods of the active participants.

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that is expected to be amortized from AOCI into net periodic benefit cost in 2012 are $6.8 million and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2012 are $0.6 million and $2.0 million, respectively.

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 8.5% was assumed for 2012. The rate was assumed to decrease gradually to 5.0% by 2019 and to remain at that level thereafter. Health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2011 and the postretirement obligation, net of GM cost sharing, at December 31, 2011 by $1.7 million and $35.9 million, respectively. A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2011 and the postretirement obligation, net of GM cost sharing, at December 31, 2011 by $1.5 million and $29.9 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $51.1 million in 2012; $52.9 million in 2013; $54.8 million in 2014; $56.4 million in 2015; $57.2 million in 2016 and $300.7 million for 2017 through 2021. These amounts were estimated using the same assumptions to measure our 2011 year-end pension and OPEB obligations and include an estimate of future employee service.

Contributions We currently estimate our regulatory pension funding requirements in 2012 to be approximately $35 million. We expect our cash outlay, net of GM cost sharing, for OPEB to be approximately $16 million.

Attrition and separation programs In 2009, we completed multiple valuations of the assets and liabilities of our pension and OPEB plans.  We recorded a net gain $69.5 million for the curtailment of certain pension and other postretirement benefits in 2009.  These curtailments relate primarily to UAW-represented associates who participated in attrition programs in 2008 but did not terminate employment with AAM until 2009, UAW-represented associates who terminated employment in 2009 by electing to accelerate their remaining buydown payments and a reduction in our salaried workforce.  In addition, we recorded expense of $1.8 million for special termination benefits in 2009.  This charge primarily relates to the voluntary salaried retirement incentive program benefits paid under our pension plans, net of an adjustment resulting from the closing agreement we signed with the International Association of Machinists in the second quarter of 2009.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2011 and 2010 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2011	2010	Allocation	2011	2010	Allocation
Equity securities	50.8%	51.6%	50%	44.5%	50.5%	45% - 55%
Fixed income securities	35.5	32.8	30% - 35%	47.9	44.3	45% - 55%
Hedge funds	13.5	11.0	0% - 15%	—	—	0%
Cash	0.2	4.6	0% - 5%	7.6	5.2	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2011
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$8.0	$—	$—	$8.0
Equity
U.S. Large Cap	88.6	—	—	88.6
U.S. Small/Mid Cap	43.5	—	—	43.5
World Equity	65.3	20.6	—	85.9
Fixed Income Securities
Government & Agencies	56.6	—	—	56.6
Corporate Bonds - Investment Grade	68.5	—	—	68.5
Corporate Bonds - Non-investment Grade	25.3	—	—	25.3
Emerging Market Debt	11.8	—	—	11.8
Other	7.0	—	—	7.0
Hedge Funds
Multi Strategy Hedge Fund	—	—	46.5	46.5
Total Plan Assets	$374.6	$20.6	$46.5	$441.7

December 31, 2010
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$19.5	$—	$—	$19.5
Equity
U.S. Large Cap	68.2	2.6	—	70.8
U.S. Small/Mid Cap	45.0	4.3	—	49.3
World Equity	54.6	37.2	—	91.8
Fixed Income Securities
Government & Agencies	44.1	—	—	44.1
Corporate Bonds - Investment Grade	59.8	—	—	59.8
Corporate Bonds - Non-investment Grade	28.5	—	—	28.5
Emerging Market Debt	9.0	—	—	9.0
Other	3.9	—	—	3.9
Hedge Funds
Multi Strategy Hedge Fund	—	—	35.7	35.7
Total Plan Assets	$332.6	$44.1	$35.7	$412.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in the fair value of our level 3 assets in the Multi Strategy Hedge Fund are as follows:

	December 31,
	2011	2010
	(in millions)
Beginning balance	$35.7	$35.3
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.5)	0.4
Purchases, sales and settlements, net	11.3	—
Ending balance	$46.5	$35.7

DEFINED CONTRIBUTION PLANS Most of our salaried U.S. associates are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible salaried associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $3.2 million in 2011, $3.1 million in 2010 and $3.3 million in 2009. U.S. salaried associates are eligible to receive an additional annual retirement contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made contributions of $3.6 million, $3.5 million and $2.9 million in 2011, 2010 and 2009, respectively, for the ARC.

As part of the 2008 labor agreements, certain UAW represented associates at our original U.S. locations are eligible for a Company match on associate contributions made to the voluntary savings plans, which began in 2009. Our maximum match will be 25% of hourly associates' contribution up to the first 6% of their contributions. Matching contributions amounted to $0.2 million in both 2011 and 2010 and $0.4 million in 2009. Certain UAW represented associates are also eligible to receive an ARC benefit of 5% of eligible wages, which also began in 2009. We made contributions of $1.9 million in 2011 and $1.8 million in both 2010 and 2009 for the ARC related to these associates.

DEFERRED COMPENSATION PLAN Certain U.S. associates are eligible to participate in a non-qualified deferred compensation plan. Payments of $1.1 million, $1.6 million and $1.4 million have been made in 2011, 2010 and 2009, respectively, to eligible associates that have elected distributions. At December 31, 2011 and 2010, our deferred compensation liability was $10.6 million and $11.2 million, respectively. Due to the changes in the value of this deferred compensation plan we increased our liability by $0.3 million, $1.1 million, and $2.0 million in 2011, 2010 and 2009, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	STOCK-BASED COMPENSATION

At December 31, 2011, we have grants outstanding under stock incentive compensation plans approved by our stockholders. Under these plans, a total of 19.1 million shares have been authorized for issuance to our directors, officers and certain other associates in the form of options, unvested restricted stock or other awards that are based on the value of our common stock. The 1999 stock incentive compensation plan expired in January 2009. The Company has no shares available for future grants at December 31, 2011.

STOCK OPTIONS Under the terms of the plans, stock options are granted at the market price of the stock on the grant date. The contractual term of outstanding stock options is 10 years. We issue new shares to satisfy stock-based awards.

Stock option awards become exercisable in three approximately equal annual installments beginning one year from the date of grant.

The following table summarizes activity relating to our stock options:

		Weighted-
	Number of	Average Exercise
	Shares	Price Per Share
	(in millions, except per share data)
Outstanding at January 1, 2009	6.0	$23.57
Options granted	0.1	2.81
Options exercised	(0.2)	4.26
Options canceled	(0.3)	22.84
Outstanding at December 31, 2009	5.6	$23.96
Options granted	—	—
Options exercised	(0.2)	6.94
Options canceled	(0.4)	17.37
Outstanding at December 31, 2010	5.0	$25.01
Options granted	—	—
Options exercised	(0.5)	8.69
Options canceled	(0.6)	26.96
Outstanding at December 31, 2011	3.9	$26.95

Exercisable at December 31, 2009	5.1	$25.05
Exercisable at December 31, 2010	4.8	$25.75
Exercisable at December 31, 2011	3.8	$27.25

As of December 31, 2011, there is no unrecognized compensation cost related to unvested stock options. The total intrinsic value of options outstanding as of December 31, 2011 was $0.4 million. There was no intrinsic value of options exercisable as of December 31, 2011. The total intrinsic value of stock options exercised was $3.0 million in 2011 and $0.8 million in 2010.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2011:

		Weighted-			Weighted-
Range of	Stock Options	Average Exercise	Weighted-Average	Stock Options	Average Exercise
Exercise Prices	Outstanding	Price Per Share	Contractual Life	Exercisable	Price Per Share
	(in millions, except per share data)		(in years)	(in millions, except per share data)
$2.81	0.1	$2.81	7.0	—	$—
$10.08 - $15.58	0.4	14.22	4.8	0.4	14.22
$19.54 - $23.73	0.9	23.64	1.1	0.9	23.64
$24.15 - $27.00	1.4	25.03	1.8	1.4	25.03
$32.13 - $40.83	1.1	38.54	2.1	1.1	38.54
	3.9	$26.95	2.1	3.8	$27.25

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009
Expected volatility	64.32%
Risk-free interest rate	2.07%
Dividend yield	2.85%
Expected life of options	8	years
Weighted-average grant-date fair value	$1.40

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity relating to our PARS, RS and RSUs:

		Weighted Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2009	2.9	$21.17
Granted	1.3	2.81
Vested	(0.7)	18.36
Canceled	(0.2)	19.78
Outstanding at December 31, 2009	3.3	$14.77
Granted	—	—
Vested	(0.4)	23.42
Canceled	(0.1)	14.54
Outstanding at December 31, 2010	2.8	$13.48
Granted	—	—
Vested	(1.1)	17.41
Canceled	(0.1)	10.68
Outstanding at December 31, 2011	1.6	$10.74

As of December 31, 2011, unrecognized compensation cost related to unvested PARS, RS and RSUs totaled $0.4 million. The weighted average period over which this cost is expected to be recognized is less than one year. In 2011 and 2010, the total fair market value of PARS, RS and RSUs vested was $15.5 million and $4.2 million, respectively.
We made cash payments of $0.4 million, $1.2 million and $0.1 million related to vested RSUs in 2011, 2010 and 2009, respectively.

PERFORMANCE AWARDS As of December 31, 2011, we have performance awards outstanding under our AAM 2009 long-term incentive plan. We granted performance awards payable in cash to our officers and executives which vest in full over a three year performance period. The payout of these awards is based on a total shareholder return (TSR) measure that compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Share price appreciation and dividends paid is measured over the performance period to determine TSR.

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

We recognized compensation expense associated with the performance awards of approximately $3.5 million in 2011, $1.6 million in 2010 and $1.1 million in 2009. We have a liability of $5.8 million recorded as of December 31, 2011. Based on the current fair value, the estimated unrecognized compensation cost related to the performance awards totaled $2.5 million, as of December 31, 2011. The weighted average period over which this cost is expected to be recognized is approximately eighteen months.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INCOME TAXES

Income (loss) before income taxes for U.S. and non-U.S. operations was as follows:

	2011	2010	2009
	(in millions)
U.S. income (loss)	$20.3	$(13.4)	$(364.0)
Non - U.S. income	117.8	132.2	66.9
Total income (loss) before income taxes	$138.1	$118.8	$(297.1)

The following is a summary of the components of our provisions for income taxes:

	2011	2010	2009
	(in millions)
Current
Federal	$(24.7)	$6.0	$6.0
Other state and local	(0.2)	1.4	0.5
Foreign	9.9	5.5	17.3
Total current	$(15.0)	$12.9	$23.8

Deferred
Federal	$22.3	$(6.0)	$(64.7)
Other state and local	(1.4)	0.5	(0.6)
Foreign	(4.9)	(3.1)	(2.3)
Total deferred	16.0	(8.6)	(67.6)
Total income tax expense (benefit)	$1.0	$4.3	$(43.8)

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2011	2010	2009
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(34.6)	(42.9)	11.6
State and local	(1.2)	1.6	0.1
Valuation allowance	(30.7)	(39.3)	(10.2)
U.S. tax on unremitted foreign earnings	26.3	49.6	(33.2)
NOL carryback refund	—	—	16.4
Other	5.9	(0.4)	(5.0)
Effective income tax rate	0.7%	3.6%	14.7%

Our income tax expense and effective tax rate for 2011 reflects the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense for 2011 also reflects net tax benefits of $4.5 million relating to the favorable resolution of income tax audits in the U.S. and the impacts of changes in tax laws in Michigan and Brazil.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The income tax benefit and effective tax rate for 2009 reflects the effect of recording a tax benefit of $48.8 million related to the extension of the carryback period of our 2008 NOL and recording a valuation allowance against income tax benefits on losses in the U.S. and certain foreign subsidiaries. In 2009, we also established a deferred tax liability of $118.8 million which represented the estimated tax impact of the undistributed earnings of certain foreign subsidiaries as we believed these accumulated foreign earnings in certain jurisdictions were likely to be remitted to the U.S. as dividends or intercompany loans.

As of December 31, 2011 and 2010, we have refundable income taxes of $3.5 million and $5.9 million, respectively, classified as prepaid expenses and other on our Consolidated Balance Sheet. We also have income taxes payable of $4.1 million and $0.3 million classified as other accrued expenses on our Consolidated Balance Sheet as of December 31, 2011 and 2010, respectively.

The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31,
	2011	2010
	(in millions)
Current deferred tax assets
Employee benefits	$15.3	$14.8
Inventory	6.4	7.7
Deferred revenue	—	22.7
Prepaid taxes and other	11.8	6.4
Valuation allowance	(21.9)	(41.2)
Total current deferred tax assets	$11.6	$10.4

Current deferred tax liabilities
Unrealized foreign exchange gain and other	(10.2)	(11.3)
Current deferred tax asset (liability), net	$1.4	$(0.9)

Current deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
	(in millions)

U.S. federal and state deferred tax asset, net	$—	$—
Other foreign deferred tax asset (liability), net	1.4	(0.9)
Current deferred tax asset (liability), net	$1.4	$(0.9)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the significant components of our noncurrent deferred tax assets and liabilities:

	December 31,
	2011	2010
	(in millions)
Noncurrent deferred tax assets
Employee benefits	$222.0	$235.1
NOL carryforwards	109.0	152.1
Tax credit carryforwards	60.0	101.9
Capital allowance carryforwards	21.1	22.7
Fixed assets	—	30.5
Deferred revenue	30.1	34.8
Capitalized expenditures	78.8	62.8
Other	11.7	9.4
Valuation allowances	(405.0)	(519.7)
Noncurrent deferred tax assets	127.7	129.6
Noncurrent deferred tax liabilities
U.S. tax on unremitted foreign earnings	(105.6)	(91.0)
Fixed assets and other	(9.7)	(6.6)
Noncurrent deferred tax asset, net	$12.4	$32.0

Noncurrent deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
	(in millions)
U.S. federal and state deferred tax asset, net	$6.9	$27.7
Other foreign deferred tax asset, net	5.5	4.3
Noncurrent deferred tax asset, net	$12.4	$32.0

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES The deferred income tax assets and liabilities previously summarized reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. As of December 31, 2011 and December 31, 2010, we had deferred tax assets from domestic and foreign NOL and tax credit carryforwards of $190.1 million and $276.7 million, respectively. Approximately $69.4 million of the deferred tax assets at December 31, 2011 relate to NOL carryforwards or tax credits that can be carried forward indefinitely with the remainder having carryover periods of 4 to 20 years.

Accounting guidance for income taxes requires a deferred tax liability be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. We believe these accumulated foreign earnings in certain jurisdictions are likely to be remitted to the U.S. as dividends or intercompany loans and have established a deferred tax liability of $105.6 million and $91.0 million as of December 31, 2011 and 2010, respectively, which represents the estimated tax impact of the undistributed earnings of certain foreign subsidiaries. The remittance of these undistributed earnings may subject us to U.S. income taxes and certain foreign withholding taxes at the time of remittance.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2011, our valuation allowance was $426.9 million compared to $560.9 million at December 31, 2010.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2009	$40.6	$5.2
Increase in prior year tax positions	0.5	4.1
Decrease in prior year tax positions	(1.2)	—
Increase in current year tax positions	0.7	6.0
Balance at December 31, 2009	$40.6	$15.3
Increase in prior year tax positions	6.2	6.1
Decrease in prior year tax positions	(0.2)	—
Increase in current year tax positions	1.0	0.3
Settlement	—	(0.3)
Balance at December 31, 2010	$47.6	$21.4
Increase in prior year tax positions	—	1.0
Decrease in prior year tax positions	(0.8)	(2.3)
Increase in current year tax positions	1.3	—
Settlement	(22.3)	(12.7)
Balance at December 31, 2011	$25.8	$7.4

At December 31, 2011 and December 31, 2010, we had $25.8 million and $47.6 million of net unrecognized income tax benefits, respectively. Included in the balance at December 31, 2010 was $17.4 million for which the ultimate deductibility was highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In 2011, 2010 and 2009, we recognized a benefit of $1.3 million, expense of $6.1 million and expense of $10.1 million, respectively, of interest and penalties in income tax expense (benefit) on our Consolidated Statement of Operations. We have a liability of $7.4 million and $21.4 million related to the estimated future payment of interest and penalties at December 31, 2011 and 2010, respectively.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The 2004 through 2007 U.S. federal income tax return audits were completed during 2010 and all related appeals were resolved in 2011. This settlement resulted in a reduction of our liability for unrecognized income tax benefits of $28.7 million and a cash payment of $4.1 million, which will be paid in 2012. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 in 2010. In 2011, we settled the outstanding items related to the 2006 audit with the Mexican tax authorities for $9.5 million. We are no longer subject to tax examinations by the Mexican tax authorities for tax years before 2006. At this time, we are also under audit in several other foreign jurisdictions.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the status of the IRS audits and audits outside the U.S. and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. However, as of December 31, 2011, the IRS and other foreign tax authorities have proposed certain adjustments to our taxable income that would impact our liability for unrecognized tax benefits. Although it is not possible to predict the timing of the conclusion of all ongoing audits with certainty, we anticipate that the current U.S. IRS audits will be completed during 2012. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

11.	EARNINGS (LOSS) PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	2011	2010	2009
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$142.8	$115.4	$(253.1)

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	74.9	71.5	52.6

Effect of dilutive securities -
Dilutive stock options	0.1	0.1	—
Dilutive warrants	0.4	2.9	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	75.4	74.5	52.6

Basic EPS	$1.91	$1.61	$(4.81)

Diluted EPS	$1.89	$1.55	$(4.81)

Basic and diluted loss per share are the same in 2009 because the effect of 0.7 million potentially dilutive warrants would have been antidilutive.

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average annual market prices of our stock. The number of stock options outstanding excluded from the calculation of diluted EPS was 4.0 million at year-end 2011, 4.8 million at year-end 2010 and 5.7 million at year-end 2009. The ranges of exercise prices related to these stock options were $15.56 - $40.83 at year-end 2011, $10.08 - $40.83 at year-end 2010 and $8.85 - $40.83 at year-end 2009.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $127.5 million at December 31, 2011 and $94.4 million at December 31, 2010.

LEGAL PROCEEDINGS We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant during 2011, 2010 and 2009.
ENVIRONMENTAL OBLIGATIONS Due to the nature of our manufacturing operations, we have legal obligations to perform asset retirement activities pursuant to federal, state, and local requirements. The process of estimating environmental liabilities is complex. Significant uncertainty may exist related to the timing and method of the settlement of these obligations. Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and assess the probabilities of potential settlement dates and the potential methods of settlement. As a result of the plant idling and consolidations in 2009, 2010 and 2011, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  See Note 2 - Restructuring Actions for more detail on our environmental liabilities, included in asset retirement obligations.
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

	December 31,
	2011	2010
	(in millions)
Beginning balance	$2.3	$2.1
Accruals	12.0	1.2
Settlements	(0.7)	(0.5)
Adjustments to prior period accruals	(0.1)	(0.4)
Foreign currency translation and other	(0.1)	(0.1)
Ending balance	$13.4	$2.3

As part of the 2009 Settlement and Commercial Agreement, we agreed to expanded warranty cost sharing with GM, which began on January 1, 2011.

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

	December 31,
	2011	2010	2009
	(in millions)
Net sales
United States	$1,587.3	$1,396.7	$979.7
Canada	60.8	50.1	66.5
Mexico	678.5	638.0	371.6
South America	134.8	99.5	34.9
Other	123.6	98.7	68.9
Total net sales	$2,585.0	$2,283.0	$1,521.6

Long-lived assets
United States	$845.7	$816.2	$818.0
Mexico	384.9	381.8	410.3
South America	131.9	124.4	112.0
Other	183.0	151.6	102.2
Total long-lived assets	$1,545.5	$1,474.0	$1,442.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2011
Net sales	$645.6	$686.2	$647.6	$605.6
Gross profit	115.4	130.5	103.5	105.7
Net income	36.6	47.9	22.6	30.0
Net income attributable to AAM	37.7	49.2	24.8	31.1
Basic EPS (1)	$0.51	$0.65	$0.33	$0.41
Diluted EPS (1)	$0.50	$0.65	$0.33	$0.41

2010
Net sales	$521.9	$559.6	$618.2	$583.3
Gross profit	87.3	98.9	113.9	101.6
Net income	16.2	25.3	38.7	34.3
Net income attributable to AAM	16.3	25.4	38.8	34.9
Basic EPS (1)	$0.23	$0.36	$0.54	$0.49
Diluted EPS (1)	$0.22	$0.34	$0.52	$0.47

(1)	Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc. Holdings fully and unconditionally guarantees the 7.875% Notes and 5.25% Notes, which are senior unsecured obligations of AAM, Inc. The 9.25% Notes are senior secured obligations of AAM Inc. and the 7.75% Notes are senior unsecured obligations of AAM Inc.; both of which are fully and unconditionally guaranteed by Holdings and all domestic subsidiaries of AAM, Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiaries' cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations

2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net sales
External	$—	$777.7	$195.3	$1,612.0	$—	$2,585.0
Intercompany	—	25.1	189.8	12.7	(227.6)	—
Total net sales	—	802.8	385.1	1,624.7	(227.6)	2,585.0
Cost of goods sold	—	727.0	334.2	1,296.3	(227.6)	2,129.9
Gross profit	—	75.8	50.9	328.4	—	455.1
Selling, general and administrative expenses	—	192.0	—	39.7	—	231.7
Operating income (loss)	—	(116.2)	50.9	288.7	—	223.4
Non-operating income (expense), net	—	(91.8)	1.0	5.5	—	(85.3)
Income (loss) before income taxes	—	(208.0)	51.9	294.2	—	138.1
Income tax expense (benefit)	—	(5.2)	1.2	5.0	—	1.0
Earnings (loss) from equity in subsidiaries	142.8	165.5	(37.7)	—	(270.6)	—
Net income (loss) before royalties and dividends	142.8	(37.3)	13.0	289.2	(270.6)	137.1
Royalties and dividends	—	180.1	—	(180.1)	—	—
Net income after royalties and dividends	142.8	142.8	13.0	109.1	(270.6)	137.1
Net loss attributable to noncontrolling interests	—	—	—	5.7	—	5.7
Net income attributable to AAM	$142.8	$142.8	$13.0	$114.8	$(270.6)	$142.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$623.6	$186.7	$1,472.7	$—	$2,283.0
Intercompany	—	26.0	160.9	14.8	(201.7)	—
Total net sales	—	649.6	347.6	1,487.5	(201.7)	2,283.0
Cost of goods sold	—	601.1	323.9	1,158.0	(201.7)	1,881.3
Gross profit	—	48.5	23.7	329.5	—	401.7
Selling, general and administrative expenses	—	177.8	—	19.8	—	197.6
Operating income (loss)	—	(129.3)	23.7	309.7	—	204.1
Non-operating income (expense), net	—	(88.6)	0.3	3.0	—	(85.3)
Income (loss) before income taxes	—	(217.9)	24.0	312.7	—	118.8
Income tax expense	—	1.5	0.3	2.5	—	4.3
Earnings (loss) from equity in subsidiaries	115.4	152.5	(26.8)	—	(241.1)	—
Net income (loss) before royalties and dividends	115.4	(66.9)	(3.1)	310.2	(241.1)	114.5
Royalties and dividends	—	182.3	—	(182.3)	—	—
Net income (loss) after royalties and dividends	115.4	115.4	(3.1)	127.9	(241.1)	114.5
Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net income (loss) attributable to AAM	$115.4	$115.4	$(3.1)	$128.8	$(241.1)	$115.4

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$514.5	$142.3	$864.8	$—	$1,521.6
Intercompany	—	25.4	92.9	12.3	(130.6)	—
Total net sales	—	539.9	235.2	877.1	(130.6)	1,521.6
Cost of goods sold	—	656.7	271.8	754.8	(130.6)	1,552.7
Gross profit (loss)	—	(116.8)	(36.6)	122.3	—	(31.1)
Selling, general and administrative expenses	—	163.0	—	9.7	—	172.7
Operating income (loss)	—	(279.8)	(36.6)	112.6	—	(203.8)
Non-operating income (expense), net	—	(95.5)	2.9	(0.7)	—	(93.3)
Income (loss) before income taxes	—	(375.3)	(33.7)	111.9	—	(297.1)
Income tax expense (benefit)	—	(59.5)	0.2	15.5	—	(43.8)
Earnings (loss) from equity in subsidiaries	(253.1)	17.5	(49.9)	—	285.5	—
Net income (loss) before royalties and dividends	(253.1)	(298.3)	(83.8)	96.4	285.5	(253.3)
Royalties and dividends	—	45.2	—	(45.2)	—	—
Net income (loss) after royalties and dividends	(253.1)	(253.1)	(83.8)	51.2	285.5	(253.3)
Net loss attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Net income (loss) attributable to AAM	$(253.1)	$(253.1)	$(83.8)	$51.4	$285.5	$(253.1)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets	(in millions)
Current assets
Cash and cash equivalents	$—	$83.7	$—	$85.5	$—	$169.2
Accounts receivable, net	—	77.1	23.3	232.9	—	333.3
Inventories, net	—	48.2	35.3	93.7	—	177.2
Other current assets	—	26.5	1.7	55.2	—	83.4
Total current assets	—	235.5	60.3	467.3	—	763.1
Property, plant and equipment, net	—	260.4	84.6	626.2	—	971.2
Goodwill	—	—	147.8	8.1	—	155.9
Other assets and deferred charges	—	327.2	35.8	75.5	—	438.5
Investment in subsidiaries	—	1,015.2	26.6	—	(1,041.8)	—
Total assets	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$96.3	$41.0	199.8	$—	$337.1
Other current liabilities	—	155.1	3.0	80.9	—	239.0
Total current liabilities	—	251.4	44.0	280.7	—	576.1
Intercompany payable (receivable)	320.7	(368.6)	289.0	(241.1)	—	—
Long-term debt	—	1,128.9	5.9	45.4	—	1,180.2
Investment in subsidiaries obligation	104.8	—	—	—	(104.8)	—
Other long-term liabilities	—	931.4	3.6	57.0	—	992.0
Total liabilities	425.5	1,943.1	342.5	142.0	(104.8)	2,748.3
Total AAM Stockholders' equity (deficit)	(425.5)	(104.8)	12.6	1,029.2	(937.0)	(425.5)
Noncontrolling interests in subsidiaries	—	—	—	5.9	—	5.9
Total stockholders' equity (deficit)	(425.5)	(104.8)	12.6	1,035.1	(937.0)	(419.6)
Total liabilities and stockholders' equity (deficit)	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7

2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$67.6	$—	$177.0	$—	$244.6
Accounts receivable, net	—	18.4	24.5	103.7	—	146.6
Inventories, net	—	34.8	27.0	68.5	—	130.3
Other current assets	—	35.6	0.2	44.8	—	80.6
Total current assets	—	156.4	51.7	394.0	—	602.1
Property, plant and equipment, net	—	259.6	91.0	585.7	—	936.3
Goodwill	—	—	147.8	8.0	—	155.8
Other assets and deferred charges	—	329.8	17.2	73.5	—	420.5
Investment in subsidiaries	—	887.7	41.0	—	(928.7)	—
Total assets	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$76.4	$35.7	$171.5	$—	$283.6
Other current liabilities	—	209.9	4.1	71.5	—	285.5
Total current liabilities	—	286.3	39.8	243.0	—	569.1
Intercompany payable (receivable)	320.1	(395.3)	272.5	(197.3)	—	—
Long-term debt	0.4	970.2	6.1	33.3	—	1,010.0
Investment in subsidiaries obligation	159.0	—	—	—	(159.0)	—
Other long-term liabilities	—	931.3	1.2	71.2	—	1,003.7
Total liabilities	479.5	1,792.5	319.6	150.2	(159.0)	2,582.8
Total AAM Stockholders' equity (deficit)	(479.5)	(159.0)	29.1	899.6	(769.7)	(479.5)
Noncontrolling interests in subsidiaries	—	—	—	11.4	—	11.4
Total stockholders' equity (deficit)	(479.5)	(159.0)	29.1	911.0	(769.7)	(468.1)
Total liabilities and stockholders' equity (deficit)	$—	$1,633.5	$348.7	$1,061.2	$(928.7)	$2,114.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows

2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net cash provided by (used in) operating activities	$—	$(119.3)	$40.1	$22.9	$—	$(56.3)
Investing activities
Purchases of property, plant and equipment	—	(43.9)	(4.9)	(114.3)	—	(163.1)
Proceeds from sale of property, plant and equipment	—	1.5	—	7.4	—	8.9
Purchase buyouts of leased equipment	—	(13.4)	—	—	—	(13.4)
Acquisition, net	—	—	(16.5)	—	—	(16.5)
Net cash used in investing activities	—	(55.8)	(21.4)	(106.9)	—	(184.1)
Financing activities
Net debt activity	—	159.6	(0.2)	14.2	—	173.6
Intercompany activity	0.1	37.9	(18.5)	(19.5)	—	—
Debt issuance costs	—	(10.9)	—	—	—	(10.9)
Employee stock option exercises	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	191.2	(18.7)	(5.3)	—	167.2
Effect of exchange rate changes on cash	—	—	—	(2.2)	—	(2.2)
Net increase (decrease) in cash and cash equivalents	—	16.1	—	(91.5)	—	(75.4)
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$83.7	$—	$85.5	$—	$169.2

2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net cash provided by (used in) operating activities	$—	$(5.9)	$40.3	$205.9	$—	$240.3
Investing activities
Purchases of property, plant and equipment	—	(30.8)	(6.2)	(71.3)	—	(108.3)
Proceeds from sale of property, plant and equipment	—	1.7	—	3.2	—	4.9
Redemption of short-term investments	—	1.6	—	4.8	—	6.4
Purchase buyouts of leased equipment	—	(7.8)	—	—	—	(7.8)
Acquisition, net	—	—	—	(2.2)	—	(2.2)
Net cash used in investing activities	—	(35.3)	(6.2)	(65.5)	—	(107.0)
Financing activities
Net debt activity	—	(59.2)	(0.2)	(2.5)	—	(61.9)
Intercompany activity	1.3	88.5	(33.7)	(56.1)	—	—
Debt issuance costs	—	(2.2)	—	—	—	(2.2)
Employee stock option exercises	—	1.1	—	—	—	1.1
Purchase of treasury stock	(1.3)	—	—	—	—	(1.3)
Purchase of noncontrolling interest	—	—	(2.1)	—	—	(2.1)
Net cash provided by (used in) financing activities	—	28.2	(36.0)	(58.6)	—	(66.4)
Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(13.0)	(1.9)	81.4	—	66.5
Cash and cash equivalents at beginning of period	—	80.6	1.9	95.6	—	178.1
Cash and cash equivalents at end of period	$—	$67.6	$—	$177.0	$—	$244.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2009	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$—	$(160.1)	$15.6	$160.4	$—	$15.9
Investing activities
Purchases of property, plant and equipment	—	(55.3)	(26.3)	(56.1)	—	(137.7)
Redemption of short-term investments	—	7.9	—	63.7	—	71.6
Acquisition, net	—	—	(10.2)	—	—	(10.2)
Proceeds from sale of property, plant and equipment	—	1.4	0.3	—	—	1.7
Net cash provided by (used in) investing activities	—	(46.0)	(36.2)	7.6	—	(74.6)
Financing activities
Net debt activity	—	(65.4)	(0.2)	(9.5)	—	(75.1)
Intercompany activity	(139.1)	329.4	22.7	(213.0)	—	—
Debt issuance costs	—	(32.9)	—	—	—	(32.9)
Proceeds from issuance of common stock	109.7	—	—	—	—	109.7
Proceeds from issuance of warrants to GM	30.3	—	—	—	—	30.3
Employee stock option exercises, including tax benefit	—	1.0	—	—	—	1.0
Purchase of treasury stock	(0.9)	—	—	—	—	(0.9)
Net cash provided by (used in) financing activities	—	232.1	22.5	(222.5)	—	32.1
Effect of exchange rate changes on cash	—	—	—	5.9	—	5.9
Net increase (decrease) in cash and cash equivalents	—	26.0	1.9	(48.6)	—	(20.7)
Cash and cash equivalents at beginning of period	—	54.6	—	144.2	—	198.8
Cash and cash equivalents at end of period	$—	$80.6	$1.9	$95.6	$—	$178.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 8, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2011.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making the assessment, we used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 - “Financial Statements and Supplementary Data.”

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 16, 2012.

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009 is filed as part of this Form 10-K.

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

4.02	5.25% Senior Notes due 2014, Indenture, dated as of February 11, 2004, among AAM, Inc., as issuer, the Company, as guarantor, and BNY Midwest Trust Company, as trustee
(Incorporated by reference to Exhibit 4.02 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2003)

4.03	7.875% Senior Notes due 2017, Indenture, dated as of February 27, 2007, between AAM, Inc., as issuer, the Company, as guarantor, and Bank of New York Trust Company, N.A., as trustee.
(Incorporated by reference to Exhibit 4.04 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

4.04
Indenture, dated as of December 18, 2009, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee (including the form of the 9.25% Senior Secured Note due 2017).

(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated December 21, 2009.)

Number	Description of Exhibit

4.05	Second Amended and Restated Rights Agreement, dated as of February 8, 2011, between American Axle & Manufacturing Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent.
(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated February 8, 2011.)

4.06	Form of Indenture, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., as guarantor, certain subsidiary guarantors and U.S. Bank National Association, as trustee.
(Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3 dated July 12, 2011.)

4.07	Indenture, dated as of November 3, 2011, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee.
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated October 31, 2011.)

4.08	Form of 7.75% Senior Note due 2019.
(Incorporated by Reference to Exhibit 4.2 of Current Report on Form 8-K dated October 31, 2011.)

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

‡10.02	Employment Agreement, dated November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.11 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.03	Disposition Agreement, dated as of December 10, 1998, between American Axle & Manufacturing of Michigan, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.13(a) filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

‡10.04	Amendment dated December 20, 2000 to Employment Agreement dated as of November 6, 1997 by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.07 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2000)

‡10.05	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.06	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)

Number	Description of Exhibit

++10.07	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

‡10.08	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

‡10.09	Form of 2002 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.10	Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.11	Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

‡10.12	Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

‡10.13	Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

‡10.14	Employment Agreement Extension between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 3, 2005
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated November 3, 2005.)

‡10.15	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005)

‡10.16	Amended and Restated American Axle & Manufacturing Holdings, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.)

‡10.17	Employment Agreement Amendment between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch dated November 15, 2006
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

Number	Description of Exhibit

‡10.18	Amended and Restated American Axle & Manufacturing, Inc. Supplemental Executive Retirement Program dated as December 22, 2006
(Incorporated by reference to Exhibit 10.46 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2006.)

++10.19	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007)

‡10.20	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 1, 2008)

‡10.21	Amendment, dated January 31, 2008, to Employment Agreement, dated November 6, 1997, between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch.
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated February 1, 2008)

‡10.22	Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

10.23	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008)

‡10.24	Form of 2009 Deferred Compensation Unit Award Agreement
(Incorporated by reference to Exhibit 10.60 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2008)

‡10.25	Amended and Restated AAM 2009 Long-Term Incentive Plan
(Incorporated by reference to Exhibit 10.61 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarter ended June 30, 2009)

++10.26	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

10.27
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

Number	Description of Exhibit

10.28	Access and Security Agreement, dated as of September 16, 2009, between American Axle & Manufacturing, Inc. and General Motors Company.
(Incorporated by reference to Exhibit 99.1 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

10.29
Amended and Restated Credit Agreement dated as of January 9, 2004, as amended and restated as of December 18, 2009, and as further amended and restated as of June 30, 2011, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders party thereto, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated July 1, 2011)

10.30
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

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 21, 2009.)

10.31
Collateral Agreement dated as of November 7, 2008, as amended and restated as of December 18, 2009, and as further amended on June 30, 2011, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated December 21, 2009.)

‡10.32	Amendment, dated as of December 22, 2009, to the Employment Agreement, dated as of November 6, 1997, by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch.
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 29, 2009.)

‡10.33	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and David C. Dauch.
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.34	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Michael K. Simonte.
(Incorporated by reference to Exhibit 10.48 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.35	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and John J. Bellanti.
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

10.36	Confidential Settlement Agreement and General Release dated July 2, 2010 between American Axle & Manufacturing, Inc. and Patrick S. Lancaster
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2010.)

Number	Description of Exhibit

*12	Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Filed herewith
**    Submitted electronically with this Report

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)
Year Ended December 31, 2009:

Allowance for doubtful accounts	$3.3	$8.2	$3.2	(1)	$8.3

Allowance for deferred taxes	581.8	268.3	290.4	(3)	559.7

Inventory valuation allowance	28.3	17.3	11.9	(2)	33.7

Year Ended December 31, 2010:

Allowance for doubtful accounts	8.3	3.1	5.2	(1)	6.2

Allowance for deferred taxes	559.7	50.9	49.7	(4)	560.9

Inventory valuation allowance	33.7	7.7	13.7	(2)	27.7

Year Ended December 31, 2011:

Allowance for doubtful accounts	6.2	3.3	4.0	(1)	5.5

Allowance for deferred taxes	560.9	14.6	148.6	(5)	426.9

Inventory valuation allowance	27.7	6.3	7.3	(2)	26.7

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Primarily relates to inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

(3)
Primarily relates to special legislation that was passed in 2009 that allowed us to extend the carryback period of our 2008 net operating loss and the decrease in the net deferred tax assets due to a deferred tax liability that was recorded in 2009 for the estimated tax impact of undistributed earnings of certain foreign subsidiaries.

(4)
Primarily relates to the utilization of some of the 2009 NOL carryover and an adjustment of the deferred tax liability for the U.S. tax impact of undistributed earnings of certain foreign subsidiaries.

(5)
Primarily relates to the utilization of some of the 2009 NOL carryover, an adjustment of the deferred tax liability for the U.S. tax impact of undistributed earnings of certain foreign subsidiaries and the settlement of the U.S. audit appeals for the 2004 to 2007 tax years.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President &
Chief Financial Officer
(Chief Accounting Officer)
Date: February 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Richard E. Dauch	Co-Founder, Chairman of the Board &	February 8, 2012
Richard E. Dauch	Chief Executive Officer

/s/ Michael K. Simonte	Executive Vice President &	February 8, 2012
Michael K. Simonte	Chief Financial Officer

/s/ Salvatore J. Bonanno Sr.	Director	February 8, 2012
Salvatore J. Bonanno Sr.

/s/ Elizabeth A. Chappell	Director	February 8, 2012
Elizabeth A. Chappell

/s/ David C. Dauch	Director	February 8, 2012
David C. Dauch

/s/ Forest J. Farmer	Director	February 8, 2012
Forest J. Farmer

/s/ Steven B. Hantler	Director	February 8, 2012
Steven B. Hantler

/s/ Richard C. Lappin	Director	February 8, 2012
Richard C. Lappin

/s/ James A. McCaslin	Director	February 8, 2012
James A. McCaslin

/s/ William P. Miller II	Director	February 8, 2012
William P. Miller II

/s/ John F. Smith	Director	February 8, 2012
John F. Smith

/s/ Larry K. Switzer	Director	February 8, 2012
Larry K. Switzer

/s/ Thomas K. Walker	Director	February 8, 2012
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	February 8, 2012
Dr. Henry T. Yang