Form 10-Q
period 2012-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2012-04-27
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 25, 2012, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 74,839,567 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2012

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	global economic conditions, including the impact of the current sovereign debt crisis in the Euro-zone;

•	reduced purchases of our products by GM, Chrysler or other customers;

•	reduced demand for our customers' products (particularly light trucks and SUVs produced by GM and Chrysler);

•	our ability to realize the expected revenues from our new business backlog;

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to attract new customers and programs for new products;

•	supply shortages or price increases in raw materials, utilities or other operating supplies for us or our customers as a result of natural disasters or otherwise;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	price volatility in, or reduced availability of, fuel;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in millions, except per share data)

Net sales	$751.5	$645.6

Cost of goods sold	612.3	530.2

Gross profit	139.2	115.4

Selling, general and administrative expenses	61.8	56.7

Operating income	77.4	58.7

Interest expense	(24.0)	(21.3)

Investment income	0.3	0.3

Other income (expense), net	(1.2)	1.0

Income before income taxes	52.5	38.7

Income tax expense	2.2	2.1

Net income	50.3	36.6

Net loss attributable to the noncontrolling interests	0.9	1.1

Net income attributable to AAM	$51.2	$37.7

Basic earnings per share	$0.68	$0.51

Diluted earnings per share	$0.68	$0.50

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Net income	$50.3	$36.6

Other comprehensive income (loss), net of tax
Defined benefit plans	(14.0)	3.1
Foreign currency translation adjustments	10.7	5.2
Change in derivatives	5.6	1.2
Other comprehensive income	2.3	9.5

Comprehensive income	52.6	46.1

Net loss attributable to noncontrolling interests	0.9	1.1
Foreign currency translation adjustments attributable to noncontrolling interests	(0.2)	(0.8)

Comprehensive income attributable to AAM	$53.3	$46.4

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$112.8	$169.2
Accounts receivable, net	501.1	333.3
Inventories, net	203.0	177.2
Prepaid expenses and other current assets	89.8	83.4
Total current assets	906.7	763.1

Property, plant and equipment, net	998.1	971.2
Goodwill	156.3	155.9
GM postretirement cost sharing asset	257.9	260.2
Other assets and deferred charges	183.3	178.3
Total assets	$2,502.3	$2,328.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$433.8	$337.1
Accrued compensation and benefits	98.2	110.6
Deferred revenue	22.8	32.9
Accrued expenses and other current liabilities	87.3	95.5
Total current liabilities	642.1	576.1

Long-term debt	1,248.7	1,180.2
Deferred revenue	85.1	88.2
Postretirement benefits and other long-term liabilities	902.8	903.8
Total liabilities	2,878.7	2,748.3

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	598.9	597.2
Accumulated deficit	(592.3)	(643.5)
Treasury stock at cost, 6.0 million shares as of March 31, 2012 and
5.5 million shares as of December 31, 2011	(182.1)	(176.2)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(229.6)	(215.6)
Foreign currency translation adjustments	27.8	17.3
Unrecognized gain (loss) on derivatives	0.1	(5.5)
Total AAM stockholders' deficit	(376.4)	(425.5)
Noncontrolling interest in subsidiaries	—	5.9
Total stockholders’ deficit	(376.4)	(419.6)
Total liabilities and stockholders' deficit	$2,502.3	$2,328.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Operating activities
Net income	$50.3	$36.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	36.7	33.9
Deferred income taxes	(0.5)	(0.3)
Stock-based compensation	0.4	2.1
Pensions and other postretirement benefits, net of contributions	(16.7)	5.2
Loss (gain) on disposal of property, plant and equipment, net	0.6	(0.7)
Changes in operating assets and liabilities
Accounts receivable	(166.3)	(62.4)
Inventories	(24.7)	(2.8)
Accounts payable and accrued expenses	73.0	12.8
Deferred revenue	(13.3)	(19.3)
Other assets and liabilities	(11.0)	(4.1)
Net cash provided by (used in) operating activities	(71.5)	1.0

Investing activities
Purchases of property, plant and equipment	(44.5)	(31.5)
Proceeds from sale of property, plant and equipment	0.9	1.5
Net cash used in investing activities	(43.6)	(30.0)

Financing activities
Net short-term borrowings under credit facilities	59.1	—
Payments of long-term debt and capital lease obligations	(2.4)	(5.1)
Proceeds from issuance of long-term debt	10.1	1.8
Purchase of noncontrolling interest	(4.0)	—
Purchase of treasury stock	(5.9)	(0.1)
Employee stock option exercises	0.1	4.6
Net cash provided by financing activities	57.0	1.2

Effect of exchange rate changes on cash	1.7	0.6

Net decrease in cash and cash equivalents	(56.4)	(27.2)

Cash and cash equivalents at beginning of period	169.2	244.6

Cash and cash equivalents at end of period	$112.8	$217.4

Supplemental cash flow information
Interest paid	$35.3	$37.6
Income taxes paid, net of refunds	$5.2	$2.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization  American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

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

The balance sheet at December 31, 2011 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Effect of New Accounting Standards On January 1, 2012, we adopted new accounting guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. We have elected to present the components of other comprehensive income in a separate statement immediately following the statement of operations. The guidance eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Other than the change in presentation, the adoption of this new guidance has had no impact on our condensed consolidated financial statements.

On January 1, 2012, we also adopted new accounting guidance on testing goodwill for impairment. This new guidance allows us the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, we are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances to consider in conducting the qualitative assessment. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RESTRUCTURING ACTIONS

A summary of the restructuring related activity for the three months ended March 31, 2012 is shown below (in millions):

	One-time	Asset	Other
	Termination	Retirement	Restructuring
	Benefits	Obligations	Actions	Total
Accrual as of December 31, 2011	$0.3	$0.6	$—	$0.9
Charges	1.7	—	12.2	13.9
Cash utilization	(0.5)	—	(12.2)	(12.7)
Accrual as of March 31, 2012	$1.5	$0.6	$—	$2.1

In the first quarter of 2012, we incurred charges related to the redeployment of assets and other related costs associated with the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF). We expensed and paid $12.2 million in the first quarter of 2012, related to these actions.

We expect to make payments of $2.1 million during the remainder of 2012 related to the remaining restructuring accrual.

3. INVENTORIES

We state our inventories at the lower of cost or market.  The cost of our inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(in millions)

Raw materials and work-in-progress	$204.5	$177.0
Finished goods	25.6	26.9
Gross inventories	230.1	203.9
Inventory valuation reserves	(27.1)	(26.7)
Inventories, net	$203.0	$177.2

4. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)

Revolving credit facility	$60.0	$—
9.25% Notes, net of discount	379.2	379.0
7.875% Notes	300.0	300.0
7.75% Notes	200.0	200.0
5.25% Notes, net of discount	249.9	249.9
Foreign credit facilities	53.6	45.2
Capital lease obligations	6.0	6.1
Long-term debt	$1,248.7	$1,180.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2012, the Revolving Credit Facility provided up to $86.8 million of revolving bank financing commitments through June 30, 2013 and $235.0 million of such revolving bank financing commitments through June 30, 2016.  At March 31, 2012, we had $233.6 million available under the Revolving Credit Facility.  This availability reflects a reduction of $28.2 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2012, $53.6 million was outstanding under these facilities and an additional $14.2 million was available.

The weighted-average interest rate of our long-term debt outstanding was 7.9% at March 31, 2012 and 8.0% at December 31, 2011.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of March 31, 2012, are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$4.1	$4.1	$36.0	$36.0	Level 1
Prepaid expenses and other current assets
Currency forward contracts	1.4	1.4	0.1	0.1	Level 2
Other assets and deferred charges
Currency forward contracts	—	—	0.1	0.1	Level 2
Other accrued expenses
Currency forward contracts	1.3	1.3	5.6	5.6	Level 2

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

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$60.0	$55.8	$—	$—	Level 2
9.25% Notes	379.2	424.6	379.0	415.0	Level 2
7.875% Notes	300.0	309.8	300.0	295.5	Level 2
7.75% Notes	200.0	212.0	200.0	195.0	Level 2
5.25% Notes	249.9	255.0	249.9	243.8	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real.  As of March 31, 2012, we have currency forward contracts outstanding with a notional amount of $54.0 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified During		Gain Expected to
	Gain (Loss)	Three Months Ended		be Reclassified
	Reclassified into	March 31,		During the
	Net Income	2012	2011	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(0.2)	$0.7	$0.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Service cost	$0.8	$1.1
Interest cost	8.8	9.2
Expected asset return	(8.0)	(7.9)
Amortized loss	1.8	1.1
Net periodic benefit cost	$3.4	$3.5

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Service cost	$0.1	$0.2
Interest cost	3.9	4.3
Amortized loss	0.2	0.1
Amortized prior service credit	(0.5)	(0.8)
Curtailment gain	(21.8)	—
Net periodic benefit cost (credit)	$(18.1)	$3.8

We recorded a gain of $21.8 million to cost of goods sold for the curtailment of certain other postretirement benefits (OPEB) in the three months ended March 31, 2012. This resulted primarily from the reduction in the expected future OPEB related to the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million.

Our regulatory pension funding requirements in 2012 are approximately $35 million. We expect our cash outlay for other postretirement benefit obligations in 2012, net of GM cost sharing, to be approximately $16 million.

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

As part of the 2009 Settlement and Commercial Agreement, AAM agreed to expanded warranty cost sharing with GM, which began on January 1, 2011.

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Beginning balance	$13.4	$2.3
Accruals	3.6	3.0
Settlements	(0.2)	(0.2)
Adjustment to prior period accruals	(0.1)	0.1
Foreign currency translation and other	0.1	0.1
Ending balance	$16.8	$5.3

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

Income tax expense was $2.2 million in the first quarter of 2012 as compared to $2.1 million in the first quarter of 2011.  Our effective income tax rate was 4.3% in the first quarter of 2012 as compared to 5.4% in the first quarter of 2011. Our income tax expense and effective tax rate for the three months ended March 31, 2012 and 2011 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense and effective tax rate for the three months ended March 31, 2012 reflect the effect of recognizing a tax benefit of $1.1 million relating to the release of a prior year unrecognized tax benefit, due to the expiration of the statute of limitations for the year in which the uncertain tax position was established. Our income tax expense for the three months ended March 31, 2012 also reflects tax expense of $0.7 million relating to foreign withholding taxes paid for which a foreign tax credit cannot currently be realized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended
	March 31,
	2012	2011
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$51.2	$37.7

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	75.0	73.7

Effect of dilutive securities
Dilutive stock-based compensation	—	0.2
Dilutive GM warrants	—	1.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	75.0	75.3

Basic EPS	$0.68	$0.51

Diluted EPS	$0.68	$0.50

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 3.3 million at March 31, 2012 and 4.1 million at March 31, 2011. The ranges of exercise prices related to the excluded exercisable stock options were $15.58 - $40.83 at March 31, 2012 and $15.56 - $40.83 at March 31, 2011.

As part of the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitled GM to purchase 4.1 million shares of AAM's common stock at an exercise price of $2.76 per share. In the first quarter of 2011, GM exercised these warrants. In accordance with the cashless exercise option available in the agreement, we issued 3.3 million net shares of common stock to GM.

11. INVESTMENT IN JOINT VENTURES

In the first quarter of 2012, we paid $4.0 million to acquire the remaining shares of e-AAM Driveline Systems AB (e-AAM). e-AAM, previously a joint venture between AAM and Saab Automobile AB (Saab), was created to design and commercialize electric all-wheel-drive (eAWD) systems designed to improve fuel efficiency, reduce CO2 emissions and provide all-wheel-drive capability.

Under the purchase agreement, Saab's bankruptcy estate sold its minority ownership (33% of the shares) in the joint venture to AAM. e-AAM is now a wholly-owned subsidiary of AAM and continues to be a fully consolidated entity. As a result, AAM has 100% ownership and control of the business operation and will continue the full scope of engineering, developing and commercializing eAWD hybrid driveline systems for passenger cars and crossover vehicles.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONTINGENCIES

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement related to pension and postretirement benefits. AAM disputes these claims and intends to defend the lawsuit vigorously. While the exact amount of any potential liability is not known, a reasonable estimate of the value of these pension and postretirement benefits, based on the information available to date as a result of the claims asserted by the International UAW, is approximately $18.2 million, as valued by our actuaries. As this case is in the earliest stages of activity, we are unable to predict the timing or outcome of these proceedings at this time. New facts and circumstances may become available in the future that could have a significant impact on this estimate.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc.  Holdings fully and unconditionally guarantees the 7.875% Notes and 5.25% Notes, which are senior unsecured obligations of AAM, Inc. The 9.25% Notes are senior secured obligations of AAM Inc. and the 7.75% Notes are senior unsecured obligations of AAM Inc.; both of which are fully and unconditionally guaranteed by Holdings and substantially all domestic subsidiaries of AAM, Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$198.3	$54.5	$498.7	$—	$751.5
Intercompany	—	7.6	60.7	5.8	(74.1)	—
Total net sales	—	205.9	115.2	504.5	(74.1)	751.5
Cost of goods sold	—	174.0	99.9	412.5	(74.1)	612.3
Gross profit	—	31.9	15.3	92.0	—	139.2
Selling, general and administrative expenses	—	51.7	—	10.1	—	61.8
Operating income (loss)	—	(19.8)	15.3	81.9	—	77.4
Non-operating income (expense), net	—	(24.3)	0.8	(1.4)	—	(24.9)
Income (loss) before income taxes	—	(44.1)	16.1	80.5	—	52.5
Income tax expense (benefit)	—	(0.9)	—	3.1	—	2.2
Earnings (loss) from equity in subsidiaries	51.2	47.3	(13.5)	—	(85.0)	—
Net income before royalties and dividends	51.2	4.1	2.6	77.4	(85.0)	50.3
Royalties and dividends	—	47.1	—	(47.1)	—	—
Net income after royalties and dividends	51.2	51.2	2.6	30.3	(85.0)	50.3
Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net income attributable to AAM	$51.2	$51.2	$2.6	$31.2	$(85.0)	$51.2
Other comprehensive income (loss)	—	(14.4)	1.7	15.0	—	2.3
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to AAM	$51.2	$36.8	$4.3	$46.0	$(85.0)	$53.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$195.7	$50.9	$399.0	$—	$645.6
Intercompany	—	5.9	45.0	2.7	(53.6)	—
Total net sales	—	201.6	95.9	401.7	(53.6)	645.6
Cost of goods sold	—	182.8	83.3	317.7	(53.6)	530.2
Gross profit (loss)	—	18.8	12.6	84.0	—	115.4
Selling, general and administrative expenses	—	47.7	—	9.0	—	56.7
Operating income (loss)	—	(28.9)	12.6	75.0	—	58.7
Non-operating income (expense), net	—	(22.1)	0.6	1.5	—	(20.0)
Income (loss) before income taxes	—	(51.0)	13.2	76.5	—	38.7
Income tax expense (benefit)	—	0.3	—	1.8	—	2.1
Earnings (loss) from equity in subsidiaries	37.7	40.0	(11.3)	—	(66.4)	—
Net income (loss) before royalties and dividends	37.7	(11.3)	1.9	74.7	(66.4)	36.6
Royalties and dividends	—	49.0	—	(49.0)	—	—
Net income (loss) after royalties and dividends	37.7	37.7	1.9	25.7	(66.4)	36.6
Net loss attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Net income attributable to AAM	$37.7	$37.7	$1.9	$26.8	$(66.4)	$37.7
Other comprehensive income	—	2.8	1.7	5.0	—	9.5
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	(0.8)	—	(0.8)
Comprehensive income attributable to AAM	$37.7	$40.5	$3.6	$31.0	$(66.4)	$46.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2012
Assets
Current assets
Cash and cash equivalents	$—	$30.2	$—	$82.6	$—	$112.8
Accounts receivable, net	—	118.1	29.7	353.3	—	501.1
Inventories, net	—	41.8	34.8	126.4	—	203.0
Other current assets	—	25.2	1.6	63.0	—	89.8
Total current assets	—	215.3	66.1	625.3	—	906.7
Property, plant and equipment, net	—	261.0	84.0	653.1	—	998.1
Goodwill	—	—	147.8	8.5	—	156.3
Other assets and deferred charges	—	324.0	37.8	79.4	—	441.2
Investment in subsidiaries	—	1,080.6	30.7	—	(1,111.3)	—
Total assets	$—	$1,880.9	$366.4	$1,366.3	$(1,111.3)	$2,502.3
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$102.2	$45.5	$286.1	$—	$433.8
Other current liabilities	—	110.2	3.5	94.6	—	208.3
Total current liabilities	—	212.4	49.0	380.7	—	642.1
Intercompany payable (receivable)	326.6	(392.5)	282.5	(216.6)	—	—
Long-term debt	—	1,189.1	5.8	53.8	—	1,248.7
Investment in subsidiaries obligation	49.8	—	—	—	(49.8)	—
Other long-term liabilities	—	921.7	3.6	62.6	—	987.9
Total liabilities	376.4	1,930.7	340.9	280.5	(49.8)	2,878.7
Total AAM Stockholders’ equity (deficit)	(376.4)	(49.8)	25.5	1,085.8	(1,061.5)	(376.4)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(376.4)	(49.8)	25.5	1,085.8	(1,061.5)	(376.4)
Total liabilities and stockholders’ equity (deficit)	$—	$1,880.9	$366.4	$1,366.3	$(1,111.3)	$2,502.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2011
Assets
Current assets
Cash and cash equivalents	$—	$83.7	$—	$85.5	$—	$169.2
Accounts receivable, net	—	77.1	23.3	232.9	—	333.3
Inventories, net	—	48.2	35.3	93.7	—	177.2
Other current assets	—	26.5	1.7	55.2	—	83.4
Total current assets	—	235.5	60.3	467.3	—	763.1
Property, plant and equipment, net	—	260.4	84.6	626.2	—	971.2
Goodwill	—	—	147.8	8.1	—	155.9
Other assets and deferred charges	—	327.2	35.8	75.5	—	438.5
Investment in subsidiaries	—	1,015.2	26.6	—	(1,041.8)	—
Total assets	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$96.3	$41.0	$199.8	$—	$337.1
Other current liabilities	—	155.1	3.0	80.9	—	239.0
Total current liabilities	—	251.4	44.0	280.7	—	576.1
Intercompany payable (receivable)	320.7	(368.6)	289.0	(241.1)	—	—
Long-term debt	—	1,128.9	5.9	45.4	—	1,180.2
Investment in subsidiaries obligation	104.8	—	—	—	(104.8)	—
Other long-term liabilities	—	931.4	3.6	57.0	—	992.0
Total liabilities	425.5	1,943.1	342.5	142.0	(104.8)	2,748.3
Total AAM Stockholders’ equity (deficit)	(425.5)	(104.8)	12.6	1,029.2	(937.0)	(425.5)
Noncontrolling interests in subsidiaries	—	—	—	5.9	—	5.9
Total stockholders’ equity (deficit)	(425.5)	(104.8)	12.6	1,035.1	(937.0)	(419.6)
Total liabilities and stockholders’ equity (deficit)	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net cash provided by (used in) operating activities	$—	$(73.8)	$7.5	$(5.2)	$—	$(71.5)
Investing activities
Purchases of property, plant and equipment	—	(14.7)	(1.4)	(28.4)	—	(44.5)
Proceeds from sale of equipment	—	0.1	—	0.8	—	0.9
Net cash used in investing activities	—	(14.6)	(1.4)	(27.6)	—	(43.6)
Financing activities
Net debt activity	—	59.1	(0.1)	7.8	—	66.8
Intercompany activity	5.9	(24.3)	(6.0)	24.4	—	—
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Net cash provided by (used in) financing activities	—	34.9	(6.1)	28.2	—	57.0
Effect of exchange rate changes on cash	—	—	—	1.7	—	1.7
Net decrease in cash and cash equivalents	—	(53.5)	—	(2.9)	—	(56.4)
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$30.2	$—	$82.6	$—	$112.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net cash provided by (used in) operating activities	$—	$(33.8)	$1.0	$33.8	$—	$1.0
Investing activities
Purchases of property, plant and equipment	—	(9.7)	(0.6)	(21.2)	—	(31.5)
Proceeds from sale of equipment	—	0.9	—	0.6	—	1.5
Net cash used in investing activities	—	(8.8)	(0.6)	(20.6)	—	(30.0)
Financing activities
Net debt activity	(0.4)	—	(0.1)	(2.8)	—	(3.3)
Intercompany activity	0.5	51.3	(0.3)	(51.5)	—	—
Employee stock option exercises	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	55.9	(0.4)	(54.3)	—	1.2
Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	13.3	—	(40.5)	—	(27.2)
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$80.9	$—	$136.5	$—	$217.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2011.

Unless the context otherwise requires, references to "we," "our," "us" or "AAM" shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (Holdings), a Delaware corporation, and (ii) American Axle & Manufacturing, Inc. (AAM, Inc.), a Delaware corporation, and its direct and indirect subsidiaries.  Holdings has no subsidiaries other than AAM, Inc.

COMPANY OVERVIEW

We are a Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 74% of our total net sales in the first quarter of 2012 as compared to 72% in the first quarter of 2011 and 73% for the full-year 2011.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Dodge Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 9% of our total net sales in the first quarter of 2012 and 2011, and 8% for the full-year 2011. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co. Ltd., Harley-Davidson Inc., Tata Motors, Ford Motor Company, Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM increased to $193.6 million in the first quarter of 2012 as compared to $178.4 million in the first quarter of 2011.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Net Sales  Net sales increased to $751.5 million in the first quarter of 2012 as compared to $645.6 million in the first quarter of 2011.  As compared to the first quarter of 2011, our sales in the first quarter of 2012 reflect an increase of approximately 14% in production volumes for the major North American light truck and SUV programs we currently support.  These increases reflect the continuing improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,475 in the first quarter of 2012 as compared to $1,478 in the first quarter of 2011.  Our 4WD/AWD penetration rate on these vehicle programs increased to 64.6% in the first quarter 2012 as compared to 63.8% in the first quarter of 2011.

Gross Profit  Gross profit increased to $139.2 million in the first quarter of 2012 as compared to $115.4 million in the first quarter of 2011.  Gross margin increased to 18.5% in the first quarter of 2012 as compared to 17.9% in the first quarter of 2011.  The increase in gross profit and margin in the first quarter of 2012, as compared to the first quarter of 2011, primarily reflects the positive impact of an increase in sales and a $21.8 million other postretirement benefits (OPEB) curtailment gain recorded as a result of the Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF) hourly associates who have terminated employment from AAM as a result of our plant closures. Gross profit and gross margin were negatively impacted by increased costs for steel and other metallic material prices, in addition to special charges and other non-recurring operating costs of $16.0 million, primarily related to asset redeployment and other costs related to the closures of DMC and CKMF.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $61.8 million or 8.2% of net sales in the first quarter of 2012 as compared to $56.7 million or 8.8% of net sales in the first quarter of 2011.  R&D was $30.1 million in the first quarter of 2012 as compared to $27.2 million in the first quarter of 2011. The increase in SG&A in the first quarter of 2012 primarily reflects higher R&D spending and increases in our salaried workforce to support worldwide growth, which is partially offset by lower incentive compensation accruals and stock-based compensation expense.

Operating Income  Operating income increased to $77.4 million in the first quarter of 2012 as compared to $58.7 million in the first quarter of 2011.  Operating margin increased to 10.3% in the first quarter of 2012 as compared to 9.1% in the first quarter of 2011.  The increases in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income Interest expense was $24.0 million in the first quarter of 2012 as compared to $21.3 million in the first quarter of 2011.  Investment income was $0.3 million in the first quarter of 2012 and 2011.

The weighted-average interest rate of our long-term debt outstanding was 7.9% in the first quarter of 2012 and 8.3% in the first quarter of 2011.

Other Income (Expense), Net Other income (expense), net, which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was a loss of $1.2 million in the first quarter of 2012 as compared to income of $1.0 million in the first quarter of 2011.

Income Tax Expense  Income tax expense was $2.2 million in the first quarter of 2012 as compared to $2.1 million in the first quarter of 2011.  Our effective income tax rate was 4.3% in the first quarter of 2012 as compared to 5.4% in the first quarter of 2011.  Our income tax expense and effective tax rate for the three months ended March 31, 2012 and 2011 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense and effective tax rate for the three months ended March 31, 2012 reflect the effect of recognizing a tax benefit of $1.1 million relating to the release of a prior year unrecognized tax benefit, due to the expiration of the statute of limitations for the year in which the uncertain tax position was established. Our income tax expense for the three months ended March 31, 2012 also reflects a net tax expense of $0.7 million relating to foreign withholding taxes paid for which a foreign tax credit cannot currently be realized.

In accordance with accounting guidance for income taxes, we estimate whether recoverability of our deferred tax assets is "more likely than not," based on forecasts of taxable income in the related tax jurisdictions. If, in the future, we generate taxable income on a sustained basis in the U.S. or in foreign jurisdictions for which we have recorded valuation allowances, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowances. Our current low effective tax rate is primarily the result of our valuation allowance against deferred tax assets. Sustained levels of profitability are expected to lead to a reversal of the majority of our valuation allowance, which could occur as early as the second half of 2012.

Net Loss Attributable to Noncontrolling Interests Net loss attributable to noncontrolling interests was $0.9 million in the first quarter of 2012 and $1.1 million in the first quarter of 2011. The noncontrolling interest in e-AAM was acquired in the first quarter of 2012, so there will no longer be an allocation of net loss attributable to noncontrolling interests related to this entity.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM increased to $51.2 million in the first quarter of 2012 as compared to $37.7 million in the first quarter of 2011. Diluted EPS increased to $0.68 in the first quarter of 2012 as compared to $0.50 in the first quarter of 2011. Net income attributable to AAM and EPS for the first quarters of 2012 and 2011 were primarily impacted by the factors discussed in Gross Profit and SG&A above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, employee benefit plan obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first quarter of 2012, net cash used in operating activities was $71.5 million as compared to net cash provided by operating activities of $1.0 million in the first quarter of 2011.  The following factors impacted cash provided by (used in) operating activities in the first quarter of 2012 as compared to the first quarter of 2011:

Sales and production volumes Our operating cash flow was favorably impacted by higher profits related to an increase in sales and production activity in the first quarter of 2012 as compared to the first quarter of 2011.

Cash paid for special charges  In the first quarter of 2012, we made cash payments of $20.9 million for special charges primarily related to asset redeployment and other costs associated with the closure of DMC and CKMF. In the first quarter of 2011, we made cash payments of $2.0 million primarily related to leased assets that were permanently idled.

In the first quarter of 2012, we incurred asset redeployment and other non-recurring operating costs of $12.2 million and $17.5 million of capital expenditures associated with the closure of DMC and CKMF. We expect to incur approximately $9 million of additional asset redeployment and other plant closure related costs and approximately $12 million of additional capital expenditures associated with the completion of these plant closures in the second quarter of 2012.

Standardization of payment terms As a result of a change in the administration of GM supplier payment terms, we expect our operating cash flow to be negatively impacted by approximately $40 million in the first half of 2012. Approximately $16 million of this impact was incurred in the first quarter of 2012.

Pension and other postretirement benefits  As a result of discretionary pension funding in the fourth quarter of 2011 and 2010, we were not required to make any significant pension contributions in the first quarter of 2012 or 2011, respectively. Our regulatory pension funding requirement in 2012 is approximately $35 million. We expect our cash outlay for OPEB obligations in 2012, net of GM cost sharing, to be approximately $16 million.

Investing Activities  Capital expenditures were $44.5 million in the first quarter of 2012 as compared to $31.5 million in the first quarter of 2011.  We expect our capital spending in 2012 to approximate 6.0% of sales (or approximately $175 million), which includes support for our significant global program launches in 2012 and 2013 within our new business backlog.

In the first quarter of 2012, we received $0.9 million of proceeds related to the sale of property, plant and equipment as compared to $1.5 million in the first quarter of 2011.

Financing Activities  In the first quarter of 2012, net cash provided by financing activities was $57.0 million as compared to $1.2 million in the first quarter of 2011.  Total long-term debt outstanding increased $68.5 million in the first quarter of 2012 to $1,248.7 million as compared to $1,180.2 million at year-end 2011, primarily as a result of borrowing on our Revolving Credit Facility in the first quarter of 2012.

At March 31, 2012, we had $233.6 million available under the Revolving Credit Facility.  This availability reflects a reduction of $28.2 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At March 31, 2012, $53.6 million was outstanding with an additional $14.2 million available under these facilities.

Pursuant to the terms of our 9.25% Notes, we have the right to voluntarily redeem an additional 10% of our 9.25% Notes as early as June 2012.

In the first quarter of 2012, we paid $4.0 million to acquire the remaining shares of e-AAM Driveline Systems AB (e-AAM). e-AAM, previously a joint venture between AAM and Saab Automobile AB, was created to design and commercialize electric all-wheel-drive (eAWD) systems designed to improve fuel efficiency, reduce CO2 emissions and provide all-wheel-drive capability.

In the first quarter of 2012, we repurchased 0.5 million shares of AAM common stock for $5.9 million to satisfy employee tax withholding obligations due upon the vesting of our 2007 and 2009 restricted stock grants.

We received $0.1 million in the first quarter of 2012 related to the exercise of employee stock options as compared to $4.6 million in the first quarter of 2011.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2012, and we do not expect such expenditures to be significant for the remainder of 2012.

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement related to pension and postretirement benefits. AAM disputes these claims and intends to defend the lawsuit vigorously. While the exact amount of any potential liability is not known, a reasonable estimate of the value of these pension and postretirement benefits, based on the information available to date as a result of the claims asserted by the International UAW, is approximately $18.2 million, as valued by our actuaries. As this case is in the earliest stages of activity, we are unable to predict the timing or outcome of these proceedings at this time. New facts and circumstances may become available in the future that could have a significant impact on this estimate.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real.  At March 31, 2012, we had currency forward contracts with a notional amount of $54.0 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $4.9 million at March 31, 2012.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2012, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at March 31, 2012) on our long-term debt outstanding at March 31, 2012 would be approximately $1.1 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2012, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2012, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about our equity security purchases during the quarter ended March, 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2012	372,301	$11.40	—	—
February 1 - February 29, 2012	—	—	—	—
March 1 - March 31, 2012	140,540	$11.61	—	—
Total	512,841	$11.46	—	—

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
April 27, 2012

EXHIBIT INDEX

Number	Description of Exhibit

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer and Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith
**    Submitted electronically with this Report