Form 10-Q
period 2012-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2012-07-27
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 25, 2012, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 74,839,567 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2012

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

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);

•	our ability to consummate and integrate acquisitions and joint ventures;

•	risks of noncompliance with environmental regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share data)

Net sales	$739.8	$686.2	$1,491.3	$1,331.8

Cost of goods sold	654.0	555.7	1,266.3	1,085.9

Gross profit	85.8	130.5	225.0	245.9

Selling, general and administrative expenses	55.5	58.8	117.3	115.5

Operating income	30.3	71.7	107.7	130.4

Interest expense	(23.4)	(20.5)	(47.4)	(41.8)

Investment income	0.1	0.3	0.4	0.6

Other income (expense)
Debt refinancing and redemption costs	—	(3.1)	—	(3.1)
Other, net	(0.6)	(0.7)	(1.8)	0.3

Income before income taxes	6.4	47.7	58.9	86.4

Income tax expense (benefit)	1.7	(0.2)	3.9	1.9

Net income	4.7	47.9	55.0	84.5

Net loss attributable to the noncontrolling interests	—	1.3	0.9	2.4

Net income attributable to AAM	$4.7	$49.2	$55.9	$86.9

Basic earnings per share	$0.06	$0.65	$0.74	$1.17

Diluted earnings per share	$0.06	$0.65	$0.74	$1.15

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$4.7	$47.9	$55.0	$84.5

Other comprehensive income (loss), net of tax
Defined benefit plans	(0.5)	0.4	(14.5)	3.5
Foreign currency translation adjustments	(22.5)	8.3	(11.8)	13.5
Change in derivatives	(0.2)	(0.1)	5.4	1.1
Other comprehensive income (loss)	(23.2)	8.6	(20.9)	18.1

Comprehensive income (loss)	(18.5)	56.5	34.1	102.6

Net loss attributable to noncontrolling interests	—	1.3	0.9	2.4
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	(0.2)	(0.8)

Comprehensive income (loss) attributable to AAM	$(18.5)	$57.8	$34.8	$104.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$85.2	$169.2
Accounts receivable, net	474.2	333.3
Inventories, net	208.5	177.2
Prepaid expenses and other current assets	93.7	83.4
Total current assets	861.6	763.1

Property, plant and equipment, net	990.3	971.2
Goodwill	155.9	155.9
GM postretirement cost sharing asset	253.9	260.2
Other assets and deferred charges	179.5	178.3
Total assets	$2,441.2	$2,328.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$439.6	$337.1
Accrued compensation and benefits	96.8	110.6
Deferred revenue	24.3	32.9
Accrued expenses and other current liabilities	131.2	95.5
Total current liabilities	691.9	576.1

Long-term debt	1,174.3	1,180.2
Deferred revenue	80.0	88.2
Postretirement benefits and other long-term liabilities	889.7	903.8
Total liabilities	2,835.9	2,748.3

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	599.1	597.2
Accumulated deficit	(587.6)	(643.5)
Treasury stock at cost, 6.0 million shares as of June 30, 2012 and 5.5 million shares as of December 31, 2011	(182.1)	(176.2)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(230.1)	(215.6)
Foreign currency translation adjustments	5.3	17.3
Unrecognized loss on derivatives	(0.1)	(5.5)
Total AAM stockholders' deficit	(394.7)	(425.5)
Noncontrolling interest in subsidiaries	—	5.9
Total stockholders’ deficit	(394.7)	(419.6)
Total liabilities and stockholders' deficit	$2,441.2	$2,328.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(in millions)
Operating activities
Net income	$55.0	$84.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	73.7	68.8
Deferred income taxes	(1.1)	22.3
Stock-based compensation	0.6	3.1
Pensions and other postretirement benefits, net of contributions	(29.5)	1.6
Loss (gain) on disposal of property, plant and equipment, net	0.8	(6.5)
Debt refinancing and redemption costs	—	1.8
Changes in operating assets and liabilities
Accounts receivable	(142.6)	(50.3)
Inventories	(34.2)	(16.8)
Accounts payable and accrued expenses	135.3	67.3
Deferred revenue	(16.7)	(37.7)
Other assets and liabilities	(16.7)	(21.6)
Net cash provided by operating activities	24.6	116.5

Investing activities
Purchases of property, plant and equipment	(92.9)	(71.6)
Proceeds from sale of property, plant and equipment	1.2	7.8
Net cash used in investing activities	(91.7)	(63.8)

Financing activities
Net short-term repayments under credit facilities	(1.7)	—
Payments of long-term debt and capital lease obligations	(18.0)	(49.2)
Proceeds from issuance of long-term debt	12.4	1.8
Debt issuance costs	—	(5.3)
Purchase of noncontrolling interest	(4.0)	—
Purchase of treasury stock	(5.9)	(0.1)
Employee stock option exercises	0.1	4.6
Net cash used in financing activities	(17.1)	(48.2)

Effect of exchange rate changes on cash	0.2	1.2

Net increase (decrease) in cash and cash equivalents	(84.0)	5.7

Cash and cash equivalents at beginning of period	169.2	244.6

Cash and cash equivalents at end of period	$85.2	$250.3

Supplemental cash flow information
Interest paid	$43.1	$38.2
Income taxes paid, net of refunds	$10.0	$2.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Effect of New Accounting Standards On January 1, 2012, we adopted new accounting guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. We have elected to present the components of other comprehensive income in a separate statement immediately following the statement of income. The guidance eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Other than the change in presentation, the adoption of this new guidance has had no impact on our condensed consolidated financial statements.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RESTRUCTURING ACTIONS

A summary of the restructuring related activity for the six months ended June 30, 2012 is shown below (in millions):

	One-time	Asset	Other
	Termination	Retirement	Restructuring
	Benefits	Obligations	Actions	Total
Accrual as of December 31, 2011	$0.3	$0.6	$—	$0.9
Charges	1.7	—	20.7	22.4
Cash utilization	(1.2)	—	(20.7)	(21.9)
Accrual adjustments	(0.4)	—	—	(0.4)
Accrual as of June 30, 2012	$0.4	$0.6	$—	$1.0

In the six months ended June 30, 2012, we incurred charges for the redeployment of assets and other related costs associated with the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF). We expensed and paid $20.7 million in the first six months of 2012, related to these actions.

We expect to make payments of approximately $1.0 million during the remainder of 2012 related to the remaining restructuring accrual.

3. INVENTORIES

We state our inventories at the lower of cost or market.  The cost of our inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	(in millions)

Raw materials and work-in-progress	$211.8	$177.0
Finished goods	20.5	26.9
Gross inventories	232.3	203.9
Inventory valuation reserves	(23.8)	(26.7)
Inventories, net	$208.5	$177.2

4. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(in millions)

Revolving credit facility	$—	$—
9.25% Notes, net of discount	379.3	379.0
7.875% Notes	300.0	300.0
7.75% Notes	200.0	200.0
5.25% Notes, net of discount	249.9	249.9
Foreign credit facilities	39.3	45.2
Capital lease obligations	5.8	6.1
Long-term debt	$1,174.3	$1,180.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2012, the Revolving Credit Facility provided up to $86.8 million of revolving bank financing commitments through June 2013 and $235.0 million of additional revolving bank financing commitments through June 30, 2016.  At June 30, 2012, we had $296.9 million available under the Revolving Credit Facility.  This availability reflects a reduction of $24.9 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2012, $39.3 million was outstanding under these facilities and an additional $32.6 million was available.

The weighted-average interest rate of our long-term debt outstanding was 8.1% at June 30, 2012 and 8.0% as of December 31, 2011.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of June 30, 2012, are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$2.6	$2.6	$36.0	$36.0	Level 1
Prepaid expenses and other current assets
Currency forward contracts	1.3	1.3	0.1	0.1	Level 2
Other assets and deferred charges
Currency forward contracts	0.3	0.3	0.1	0.1	Level 2
Other accrued expenses
Currency forward contracts	1.5	1.5	5.6	5.6	Level 2

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

9.25% Notes	$379.3	$426.5	$379.0	$415.0	Level 2
7.875% Notes	300.0	309.8	300.0	295.5	Level 2
7.75% Notes	200.0	210.5	200.0	195.0	Level 2
5.25% Notes	249.9	256.9	249.9	243.8	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real.  As of June 30, 2012, we have forward contracts outstanding with a notional amount of $54.8 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses in Mexico.

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified				Loss Expected to be
	Gain (Loss)	Three Months Ended		Six Months Ended		Reclassified
	Reclassified into	June 30,		June 30,		During the
	Net Income	2012	2011	2012	2011	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(1.3)	$1.5	$(1.5)	$2.2	$(0.1)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$0.8	$1.1	$1.6	$2.2
Interest cost	8.8	9.2	17.6	18.4
Expected asset return	(8.0)	(7.9)	(16.0)	(15.8)
Amortized loss	1.8	1.1	3.6	2.2
Net periodic benefit cost	$3.4	$3.5	$6.8	$7.0

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$0.1	$0.2	$0.2	$0.4
Interest cost	3.9	4.3	7.8	8.6
Amortized loss	0.2	0.1	0.4	0.2
Amortized prior service credit	(0.5)	(0.8)	(1.0)	(1.6)
Curtailment	—	—	(21.8)	—
Settlement	(5.2)	—	(5.2)	—
Net periodic benefit cost (credit)	$(1.5)	$3.8	$(19.6)	$7.6

In the first quarter of 2012, we recorded a gain of $21.8 million in cost of goods sold for the curtailment of certain other postretirement benefits (OPEB). This resulted primarily from the reduction in the expected future OPEB related to the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million.

In the second quarter of 2012, we notified hourly associates of the termination of a benefit plan, which provided legal services to certain eligible hourly associates represented by the International UAW. As a result of terminating this plan, we recorded a settlement gain of $5.2 million in cost of goods sold in the second quarter of 2012. Recognition of this settlement gain reduced our postretirement benefits and other long-term liabilities by $4.7 million and also reduced our accumulated other comprehensive loss by $0.5 million.

Our regulatory pension funding requirements in 2012 are approximately $35 million. This funding requirement does not include any potential funding relief provided by the July 2012 enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21), or any additional regulatory funding required as a result of the closure of our Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility.

We expect our cash outlay for other postretirement benefit obligations in 2012, net of GM cost sharing, to be approximately $16 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	PRODUCT WARRANTIES

We record a liability for estimated warranty obligations at the dates our product are sold.  These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims.  We adjust our liability as necessary to reflect changes in estimates as additional information is gathered as part of our active management of warranty exposure with our customers.

As part of the 2009 Settlement and Commercial Agreement, AAM agreed to expanded warranty cost sharing with GM, which began on January 1, 2011.

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Beginning balance	$16.8	$5.3	$13.4	$2.3
Accruals	10.7	3.1	14.4	6.1
Settlements	(0.1)	(0.3)	(0.4)	(0.4)
Adjustment to prior period accruals	(2.8)	(0.1)	(2.8)	—
Foreign currency translation and other	(0.1)	0.1	(0.1)	0.1
Ending balance	$24.5	$8.1	$24.5	$8.1

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

Income tax expense (benefit) was expense of $1.7 million in the three months ended June 30, 2012 as compared to a benefit of $0.2 million in the three months ended June 30, 2011.  Our effective income tax rate was 25.9% in the second quarter of 2012 as compared to negative 0.5% in the second quarter of 2011.

Income tax expense (benefit) was expense of $3.9 million in the first six months of 2012 as compared to expense of $1.9 million in the first six months of 2011.  Our effective income tax rate was 6.6% in the first six months of 2012 as compared to 2.2% in the first six months of 2011.

Our income tax expense and effective tax rate for the three and six months ended June 30, 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the three and six months ended June 30, 2012 also reflects a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

Our income tax expense (benefit) and effective tax rate for the three and six months ended June 30, 2011 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense (benefit) for the three and six months ended June 30, 2011 also reflects net tax benefits of $2.8 million relating to the favorable resolution of income tax audits and the reversal of state deferred tax liabilities due to newly enacted Michigan tax legislation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$4.7	$49.2	$55.9	$86.9

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	75.1	75.4	75.1	74.5

Effect of dilutive securities
Dilutive stock-based compensation	—	—	—	0.2
Dilutive GM warrants	—	—	—	0.7

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	75.1	75.4	75.1	75.4

Basic EPS	$0.06	$0.65	$0.74	$1.17

Diluted EPS	$0.06	$0.65	$0.74	$1.15

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 3.3 million at June 30, 2012 and 4.1 million at June 30, 2011. The ranges of exercise prices related to the excluded exercisable stock options were $15.58 - $40.83 at June 30, 2012 and $15.56 - $40.83 at June 30, 2011.
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. CONTINGENCIES

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. As a result of the potential impact from the enactment of MAP-21 on this litigation, we recorded an actuarially determined expense of $28.1 million in cost of goods sold in the second quarter of 2012.  This charge represents our actuarial estimate of the cost of the pension and postretirement benefits that would have to be provided to eligible UAW associates if the International UAW were to prevail in this litigation.

AAM disputes these claims and continues to defend the lawsuit vigorously. Additional facts and circumstances may continue to develop in the future that could have a significant impact on our estimates, including changes in discount rates and other actuarial assumptions.

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

Condensed Consolidating Statements of Income
Three Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$182.1	$54.8	$502.9	$—	$739.8
Intercompany	—	3.8	59.4	6.4	(69.6)	—
Total net sales	—	185.9	114.2	509.3	(69.6)	739.8
Cost of goods sold	—	206.4	100.7	416.5	(69.6)	654.0
Gross profit (loss)	—	(20.5)	13.5	92.8	—	85.8
Selling, general and administrative expenses	—	46.5	—	9.0	—	55.5
Operating income (loss)	—	(67.0)	13.5	83.8	—	30.3
Non-operating income (expense), net	—	(24.5)	0.4	0.2	—	(23.9)
Income (loss) before income taxes	—	(91.5)	13.9	84.0	—	6.4
Income tax expense (benefit)	—	1.2	—	0.5	—	1.7
Earnings (loss) from equity in subsidiaries	4.7	52.0	(12.7)	—	(44.0)	—
Net income (loss) before royalties and dividends	4.7	(40.7)	1.2	83.5	(44.0)	4.7
Royalties and dividends	—	45.4	—	(45.4)	—	—
Net income after royalties and dividends	4.7	4.7	1.2	38.1	(44.0)	4.7
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$4.7	$4.7	$1.2	$38.1	$(44.0)	$4.7
Other comprehensive (loss)	(23.2)	(23.2)	(21.4)	(21.8)	66.4	(23.2)
Comprehensive income (loss) attributable to AAM	$(18.5)	$(18.5)	$(20.2)	$16.3	$22.4	$(18.5)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$219.3	$49.2	$417.7	$—	$686.2
Intercompany	—	6.4	52.0	2.3	(60.7)	—
Total net sales	—	225.7	101.2	420.0	(60.7)	686.2
Cost of goods sold	—	203.8	86.3	326.3	(60.7)	555.7
Gross profit	—	21.9	14.9	93.7	—	130.5
Selling, general and administrative expenses	—	48.3	—	10.5	—	58.8
Operating income (loss)	—	(26.4)	14.9	83.2	—	71.7
Non-operating income (expense), net	—	(25.0)	0.2	0.8	—	(24.0)
Income (loss) before income taxes	—	(51.4)	15.1	84.0	—	47.7
Income tax expense (benefit)	—	(2.3)	—	2.1	—	(0.2)
Earnings (loss) from equity in subsidiaries	49.2	47.9	(6.2)	—	(90.9)	—
Net income (loss) before royalties and dividends	49.2	(1.2)	8.9	81.9	(90.9)	47.9
Royalties and dividends	—	50.4	—	(50.4)	—	—
Net income after royalties and dividends	49.2	49.2	8.9	31.5	(90.9)	47.9
Net loss attributable to noncontrolling interests	—	—	—	1.3	—	1.3
Net income attributable to AAM	$49.2	$49.2	$8.9	$32.8	$(90.9)	$49.2
Other comprehensive income (loss)	8.6	8.6	8.5	8.6	(25.7)	8.6
Comprehensive income attributable to AAM	$57.8	$57.8	$17.4	$41.4	$(116.6)	$57.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$380.4	$109.3	$1,001.6	$—	$1,491.3
Intercompany	—	11.4	120.1	12.2	(143.7)	—
Total net sales	—	391.8	229.4	1,013.8	(143.7)	1,491.3
Cost of goods sold	—	380.4	200.6	829.0	(143.7)	1,266.3
Gross profit	—	11.4	28.8	184.8	—	225.0
Selling, general and administrative expenses	—	98.2	—	19.1	—	117.3
Operating income (loss)	—	(86.8)	28.8	165.7	—	107.7
Non-operating income (expense), net	—	(48.8)	1.2	(1.2)	—	(48.8)
Income (loss) before income taxes	—	(135.6)	30.0	164.5	—	58.9
Income tax expense	—	0.3	—	3.6	—	3.9
Earnings (loss) from equity in subsidiaries	55.9	99.3	(26.2)	—	(129.0)	—
Net income (loss) before royalties and dividends	55.9	(36.6)	3.8	160.9	(129.0)	55.0
Royalties and dividends	—	92.5	—	(92.5)	—	—
Net income after royalties and dividends	55.9	55.9	3.8	68.4	(129.0)	55.0
Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net income attributable to AAM	$55.9	$55.9	$3.8	$69.3	$(129.0)	$55.9
Other comprehensive income (loss)	(20.9)	(20.9)	(11.3)	(6.8)	39.0	(20.9)
Foreign currency translation adjustments attributable to noncontrolling interests	(0.2)	(0.2)	—	(0.2)	0.4	(0.2)
Comprehensive income attributable to AAM	$34.8	$34.8	$(7.5)	$62.3	$(89.6)	$34.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$414.9	$100.2	$816.7	$—	$1,331.8
Intercompany	—	12.3	97.0	5.0	(114.3)	—
Total net sales	—	427.2	197.2	821.7	(114.3)	1,331.8
Cost of goods sold	—	386.6	169.6	644.0	(114.3)	1,085.9
Gross profit	—	40.6	27.6	177.7	—	245.9
Selling, general and administrative expenses	—	96.0	—	19.5	—	115.5
Operating income (loss)	—	(55.4)	27.6	158.2	—	130.4
Non-operating income (expense), net	—	(47.0)	0.6	2.4	—	(44.0)
Income (loss) before income taxes	—	(102.4)	28.2	160.6	—	86.4
Income tax expense (benefit)	—	(2.0)	—	3.9	—	1.9
Earnings (loss) from equity in subsidiaries	86.9	87.9	(17.5)	—	(157.3)	—
Net income (loss) before royalties and dividends	86.9	(12.5)	10.7	156.7	(157.3)	84.5
Royalties and dividends	—	99.4	—	(99.4)	—	—
Net income after royalties and dividends	86.9	86.9	10.7	57.3	(157.3)	84.5
Net loss attributable to noncontrolling interests	—	—	—	2.4	—	2.4
Net income attributable to AAM	$86.9	$86.9	$10.7	$59.7	$(157.3)	$86.9
Other comprehensive income	18.1	18.1	13.3	13.5	(44.9)	18.1
Foreign currency translation adjustments attributable to noncontrolling interests	(0.8)	(0.8)	—	(0.8)	1.6	(0.8)
Comprehensive income attributable to AAM	$104.2	$104.2	$24.0	$72.4	$(200.6)	$104.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
June 30, 2012
Assets
Current assets
Cash and cash equivalents	$—	$22.4	$—	$62.8	$—	$85.2
Accounts receivable, net	—	106.2	28.0	340.0	—	474.2
Inventories, net	—	43.6	30.6	134.3	—	208.5
Other current assets	—	22.5	1.4	69.8	—	93.7
Total current assets	—	194.7	60.0	606.9	—	861.6
Property, plant and equipment, net	—	261.6	83.7	645.0	—	990.3
Goodwill	—	—	147.8	8.1	—	155.9
Other assets and deferred charges	—	318.0	38.5	76.9	—	433.4
Investment in subsidiaries	—	1,109.5	4.6	—	(1,114.1)	—
Total assets	$—	$1,883.8	$334.6	$1,336.9	$(1,114.1)	$2,441.2
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$103.9	$45.8	$289.9	$—	$439.6
Other current liabilities	—	162.2	3.8	86.3	—	252.3
Total current liabilities	—	266.1	49.6	376.2	—	691.9
Intercompany payable (receivable)	326.6	(350.4)	270.9	(247.1)	—	—
Long-term debt	—	1,129.2	5.8	39.3	—	1,174.3
Investment in subsidiaries obligation	68.1	—	—	—	(68.1)	—
Other long-term liabilities	—	907.0	3.6	59.1	—	969.7
Total liabilities	394.7	1,951.9	329.9	227.5	(68.1)	2,835.9
Total AAM Stockholders’ equity (deficit)	(394.7)	(68.1)	4.7	1,109.4	(1,046.0)	(394.7)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(394.7)	(68.1)	4.7	1,109.4	(1,046.0)	(394.7)
Total liabilities and stockholders’ equity (deficit)	$—	$1,883.8	$334.6	$1,336.9	$(1,114.1)	$2,441.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2011
Assets
Current assets
Cash and cash equivalents	$—	$83.7	$—	$85.5	$—	$169.2
Accounts receivable, net	—	77.1	23.3	232.9	—	333.3
Inventories, net	—	48.2	35.3	93.7	—	177.2
Other current assets	—	26.5	1.7	55.2	—	83.4
Total current assets	—	235.5	60.3	467.3	—	763.1
Property, plant and equipment, net	—	260.4	84.6	626.2	—	971.2
Goodwill	—	—	147.8	8.1	—	155.9
Other assets and deferred charges	—	327.2	35.8	75.5	—	438.5
Investment in subsidiaries	—	1,015.2	26.6	—	(1,041.8)	—
Total assets	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$96.3	$41.0	$199.8	$—	$337.1
Other current liabilities	—	155.1	3.0	80.9	—	239.0
Total current liabilities	—	251.4	44.0	280.7	—	576.1
Intercompany payable (receivable)	320.7	(368.6)	289.0	(241.1)	—	—
Long-term debt	—	1,128.9	5.9	45.4	—	1,180.2
Investment in subsidiaries obligation	104.8	—	—	—	(104.8)	—
Other long-term liabilities	—	931.4	3.6	57.0	—	992.0
Total liabilities	425.5	1,943.1	342.5	142.0	(104.8)	2,748.3
Total AAM Stockholders’ equity (deficit)	(425.5)	(104.8)	12.6	1,029.2	(937.0)	(425.5)
Noncontrolling interests in subsidiaries	—	—	—	5.9	—	5.9
Total stockholders’ equity (deficit)	(425.5)	(104.8)	12.6	1,035.1	(937.0)	(419.6)
Total liabilities and stockholders’ equity (deficit)	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net cash provided by (used in) operating activities	$—	$(51.9)	$32.4	$44.1	$—	$24.6
Investing activities
Purchases of property, plant and equipment	—	(25.2)	(4.2)	(63.5)	—	(92.9)
Proceeds from sale of equipment	—	0.4	—	0.8	—	1.2
Net cash used in investing activities	—	(24.8)	(4.2)	(62.7)	—	(91.7)
Financing activities
Net debt activity	—	(1.7)	(0.1)	(5.5)	—	(7.3)
Intercompany activity	5.9	17.0	(28.1)	5.2	—	—
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Net cash provided by (used in) financing activities	—	15.4	(28.2)	(4.3)	—	(17.1)
Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2
Net decrease in cash and cash equivalents	—	(61.3)	—	(22.7)	—	(84.0)
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$22.4	$—	$62.8	$—	$85.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net cash provided by operating activities	$—	$0.2	$27.9	$88.4	$—	$116.5
Investing activities
Purchases of property, plant and equipment	—	(16.5)	(1.8)	(53.3)	—	(71.6)
Proceeds from sale of equipment	—	1.4	0.1	6.3	—	7.8
Net cash used in investing activities	—	(15.1)	(1.7)	(47.0)	—	(63.8)
Financing activities
Net debt activity	(42.9)	—	(0.1)	(4.4)	—	(47.4)
Intercompany activity	43.0	10.0	(26.1)	(26.9)	—	—
Debt issuance costs	—	(5.3)	—	—	—	(5.3)
Employee stock option exercises	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	9.3	(26.2)	(31.3)	—	(48.2)
Effect of exchange rate changes on cash	—	—	—	1.2	—	1.2
Net increase (decrease) in cash and cash equivalents	—	(5.6)	—	11.3	—	5.7
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$62.0	$—	$188.3	$—	$250.3

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 74% of our total net sales in the first six months of 2012 as compared to 73% for both the first six months and the full year 2011.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Dodge Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 9% of our total net sales in the first six months of 2012 and 2011 and 8% for the full-year 2011. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co. Ltd., Harley-Davidson Inc., Tata Motors, Ford Motor Company, Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM increased 8.5% to $391.8 million in the first six months of 2012 as compared to $361.1 million in the first six months of 2011.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Net Sales  Net sales increased to $739.8 million in the second quarter of 2012 as compared to $686.2 million in the second quarter of 2011.  This increase reflects the improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,439 in the second quarter of 2012 as compared to $1,504 in the second quarter of 2011.  The decrease in content-per-vehicle is due to a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement and lower four-wheel drive penetration in our customers' North American light truck and SUV programs. Our 4WD/AWD penetration rate on these vehicle programs was 61.1% in the second quarter of 2012 as compared to 63.6% in the second quarter of 2011.

Gross Profit   Gross profit was $85.8 million in the second quarter of 2012 as compared to $130.5 million in the second quarter of 2011.  Gross margin was 11.6% in the second quarter of 2012 as compared to 19.0% in the second quarter of 2011.

The change in gross profit and gross margin in the second quarter of 2012, as compared to the second quarter of 2011, reflects the adverse impact of $36.3 million of special charges and other restructuring costs related to the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF). These special charges include $28.1 million of expense for a contingency related to a claim made by the International UAW for pension and postretirement benefits. The change in gross profit and gross margin in the second quarter of 2012, as compared to the second quarter of 2011, also reflects the impact of increased freight and material cost and higher warranty accruals, which was partially offset by a $5.2 million settlement gain related to the termination of our UAW Legal Services Plan.

Gross profit in the second quarter of 2011 includes a $6.1 million gain related to the sale of equipment that we had previously written down to its estimated fair value as a result of asset impairments.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) decreased to $55.5 million or 7.5% of net sales in the second quarter of 2012 as compared to $58.8 million or 8.6% of net sales in the second quarter of 2011.  R&D was $28.8 million in the second quarter of 2012 as compared to $27.3 million in the second quarter of 2011. The decrease in SG&A in the second quarter of 2012 primarily reflects lower incentive compensation accruals and stock-based compensation expense, which was partially offset by increased R&D spending.

Operating Income  Operating income was $30.3 million in the second quarter of 2012 as compared to $71.7 million in the second quarter of 2011.  Operating margin was 4.1% in the second quarter of 2012 as compared to 10.4% in the second quarter of 2011.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $23.4 million in the second quarter of 2012 as compared to $20.5 million in the second quarter of 2011.  The increase in interest expense reflects higher average outstanding borrowings in the second quarter of 2012 as compared to the second quarter of 2011. Investment income was $0.1 million in the second quarter of 2012 as compared to $0.3 million in the second quarter of 2011.

The weighted-average interest rate of our long-term debt outstanding was 7.9% in the second quarter of 2012 and 8.2% in the second quarter of 2011.

Other Expense Following are the components of other expense for the second quarter of 2012 and 2011:

Debt refinancing and redemption costs In the second quarter of 2011, we expensed $3.1 million of unamortized debt issuance costs, discount and prepayment premiums related to the voluntary prepayment of 10% of our 9.25% Notes and the termination of our Second Lien Term Loan with GM.

Other expense, net Other expense, which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was $0.6 million in the second quarter of 2012 and $0.7 million in the second quarter of 2011.

Income Tax Expense (Benefit)  Income tax expense (benefit) was expense of $1.7 million in the second quarter of 2012 as compared to a benefit of $0.2 million in the second quarter of 2011.  Our effective income tax rate was 25.9% in the second quarter of 2012 as compared to negative 0.5% in the second quarter of 2011.

Our income tax expense and effective tax rate for the second quarter of 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the second quarter of 2012 also reflects a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007. Our income tax expense (benefit) and effective tax rate for the second quarter of 2011 reflects the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense (benefit) for the second quarter of 2011 also reflects net tax benefits of $2.8 million relating to the favorable resolution of income tax audits and the reversal of state deferred tax liabilities due to newly enacted Michigan tax legislation.

In accordance with accounting guidance for income taxes, we estimate whether recoverability of our deferred tax assets is "more likely than not," based on forecasts of taxable income in the related tax jurisdictions. If, in the future, we generate taxable income on a sustained basis in the U.S. or in foreign jurisdictions for which we have recorded valuation allowances, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowances. Our current low effective tax rate is primarily the result of our valuation allowance against deferred tax assets. Sustained levels of profitability are expected to lead to a reversal of the majority of our valuation allowance, which could occur as early as the fourth quarter of 2012.

Net Loss Attributable to Noncontrolling interests Net loss attributable to noncontrolling interests was $1.3 million in the second quarter of 2011. The decrease in net loss attributable to noncontrolling interests relates to AAM's acquisition of the noncontrolling interest in e-AAM in the first quarter of 2012. There is no longer an allocation of net loss attributable to noncontrolling interests related to this entity.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM was $4.7 million in the second quarter of 2012 as compared to $49.2 million in the second quarter of 2011. Diluted EPS was $0.06 in the second quarter of 2012 as compared to $0.65 in the second quarter of 2011. Net income attributable to AAM and EPS for the second quarters of 2012 and 2011 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Net Sales  Net sales increased to $1,491.3 million in the first six months of 2012 as compared to $1,331.8 million in the first six months of 2011. As compared to the first six months of 2011, our sales in the first six months of 2012 reflect an increase of approximately 7% in production volumes for the major North American light truck and SUV programs we currently support.  These increases reflect the improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,457 in the first six months of 2012 as compared to $1,491 in the first six months of 2011. The decrease in content-per-vehicle is due to a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement and lower four-wheel drive penetration in our customers' North American light truck and SUV programs. Our 4WD/AWD penetration rate was 62.9% in the first six months of 2012 as compared to 63.7% in the first six months of 2011.

Gross Profit  Gross profit was $225.0 million in the first six months of 2012 as compared to $245.9 million in the first six months of 2011.  Gross margin was 15.1% in the first six months of 2012 as compared to 18.5% in the first six months of 2011.

The change in gross profit in the first six months of 2012 as compared to the first six months of 2011 primarily reflects the adverse impact of special charges of $28.1 million of expense for a contingency related to a claim made by the International UAW for pension and postretirement benefits, $24.2 million of expense primarily related to asset redeployment and other restructuring costs associated with the closure of DMC and CKMF and a $21.8 million OPEB curtailment gain recorded as a result of the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. The change in gross profit and gross margin in the first six months of 2012, as compared to the first six months of 2011, also reflects the impact of increased freight and material cost and higher warranty accruals, which was partially offset by a $5.2 million settlement gain related to the termination of our UAW Legal Services Plan.

Gross profit in the first six months of 2011 includes the adverse impact of the implementation of certain provisions of the 2009 Settlement and Commercial Agreement with GM. These provisions were effective January 1, 2011 and, among other things, include expanded warranty cost sharing and product price-downs. Gross profit in the first six months of 2011 also includes a $6.1 million gain related to the sale of equipment that we had previously written down to its estimated fair value as a result of asset impairments.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $117.3 million or 7.9% of net sales in the first six months of 2012 as compared to $115.5 million or 8.7% of net sales in the first six months of 2011.  R&D was $58.9 million in the first six months of 2012 as compared to $53.6 million in the first six months of 2011. The increase in SG&A in the first six months of 2012 primarily reflects increased R&D spending and increases in our salaried workforce to support worldwide growth, which is partially offset by lower incentive compensation accruals and stock-based compensation expense.

Operating Income  Operating income was $107.7 million in the first six months of 2012 as compared to $130.4 million in the first six months of 2011.  Operating margin was 7.2% in the first six months of 2012 as compared to 9.8% in the first six months of 2011.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $47.4 million in the first six months of 2012 as compared to $41.8 million in the first six months of 2011.  The increase in interest expense reflects higher average outstanding borrowings in the first six months of 2012 as compared to the first six months of 2011. Investment income was $0.4 million in the first six months of 2012 as compared to $0.6 million in the first six months of 2011.

The weighted-average interest rate of our long-term debt outstanding was 7.9% in the first six months of 2012 and 8.2% in the first six months of 2011.

Other Income (Expense) Following are the components of Other Income (Expense) for the first six months of 2012 and 2011:

Debt refinancing and redemption costs In the first six months of 2011, we expensed $3.1 million of unamortized debt issuance costs, discount and prepayment premiums related to the voluntary prepayment of $42.5 million of our 9.25% Notes and the termination of our Second Lien Term Loan with GM.

Other Income (Expense), net Other income (expense), net, which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was expense of $1.8 million in the first six months of 2012 as compared to income of $0.3 million in the first six months of 2011.

Income Tax Expense  Income tax expense was $3.9 million in the first six months of 2012 as compared to $1.9 million in the first six months of 2011.  Our effective income tax rate was 6.6% in the first six months of 2012 as compared to 2.2% in the first six months of 2011.

Our income tax expense and effective tax rate for the six months ended June 30, 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the six months ended June 30, 2012 also reflects a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007. Our income tax expense (benefit) and effective tax rate for the six months ended June 30, 2011 reflects the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense (benefit) for the six months ended June 30, 2011 also reflects net tax benefits of $2.8 million relating to the favorable resolution of income tax audits and the reversal of state deferred tax liabilities due to newly enacted Michigan tax legislation.

In accordance with accounting guidance for income taxes, we estimate whether recoverability of our deferred tax assets is "more likely than not," based on forecasts of taxable income in the related tax jurisdictions. If, in the future, we generate taxable income on a sustained basis in the U.S. or in foreign jurisdictions for which we have recorded valuation allowances, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowances. Our current low effective tax rate is primarily the result of our valuation allowance against deferred tax assets. Sustained levels of profitability are expected to lead to a reversal of the majority of our valuation allowance, which could occur as early as the fourth quarter of 2012.

Net Loss Attributable to Noncontrolling Interests Net loss attributable to noncontrolling interests was $0.9 million in the first six months of 2012 and $2.4 million in the first six months of 2011. The decrease is attributable to the acquisition of the noncontrolling interest in e-AAM in the first quarter of 2012. There is no longer an allocation of net loss attributable to noncontrolling interests related to this entity.

Net Income Attributable to AAM and Earnings Per Share (EPS)  Net income attributable to AAM was $55.9 million in the first six months of 2012 as compared to $86.9 million in the first six months of 2011.  Diluted earnings per share was $0.74 in the first six months of 2012 as compared to $1.15 in the first six months of 2011.  Net income attributable to AAM and EPS for the first six months of 2012 and 2011 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, employee benefit plan obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first six months of 2012, net cash provided by operating activities was $24.6 million as compared to $116.5 million in the first six months of 2011.  The following factors impacted cash provided by operating activities in the first six months of 2012 as compared to the first six months of 2011:

Standardization of payment terms As a result of a change in the administration of GM supplier payment terms, our operating cash flow was negatively impacted by approximately $28 million in the first half of 2012.

Cash paid for special charges  In the first six months of 2012, we made cash payments of $33.2 million for special charges primarily related to asset redeployment and other costs associated with the closure of DMC and CKMF. In the first six months of 2011, we made cash payments of $4.1 million which primarily related to leased assets that were permanently idled. We expect to make payments of approximately $3.5 million during the remainder of 2012 related to special charges and our restructuring reserve.

Interest paid Interest paid in the first six months of 2012 was $43.1 million as compared to $38.2 million in the first six months of 2011. The increase primarily relates to higher average outstanding borrowings in the first six months of 2012 as compared to the first six months of 2011.

Pension and Other Postretirement Benefits  (OPEB)  We contributed $10.6 million to our pension trusts in the first half of 2012, as compared to $8.0 million in the first half of 2011. Our regulatory pension funding requirement in 2012 is approximately $35 million. This funding requirement does not include any potential funding relief provided by the July 2012 enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21), or any additional regulatory funding required as a result of the closure of our Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility.

We expect our cash outlay for other postretirement benefit obligations in 2012, net of GM cost sharing, to be approximately $16 million.

Investing Activities  Capital expenditures were $92.9 million in the first six months of 2012 as compared to $71.6 million in the first six months of 2011.  We expect our capital spending in 2012 to be in the range of 6.0% to 6.5% of sales, which includes support for our significant global program launches in 2012 and 2013 within our new business backlog.

In the first six months of 2012, we received $1.2 million of proceeds related to the sale of property, plant and equipment.

Financing Activities  In the first six months of 2012, net cash used in financing activities was $17.1 million as compared to $48.2 million in the first six months of 2011.  Total long-term debt outstanding decreased $5.9 million in the first six months of 2012 to $1,174.3 million as compared to $1,180.2 million at year-end 2011, primarily as a result of the net impact of borrowings and repayments on our foreign credit facilities.

In the first six months of 2011, we voluntarily redeemed 10% of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest. Upon repayment, we expensed $1.4 million for the write off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs and debt discount over the expected life of the borrowing.

Pursuant to the terms of our 9.25% Notes, we now have the right to voluntarily redeem an additional 10% of our 9.25% Notes, or $42.5 million, at a price of 103% of par.

As of June 30, 2012, the Revolving Credit Facility provided up to $86.8 million of revolving bank financing commitments through June 2013 and $235.0 million of additional revolving bank financing commitments through June 30, 2016.

At June 30, 2012, we had $296.9 million available under the Revolving Credit Facility.  This availability reflects a reduction of $24.9 million for standby letters of credit issued against the facility.  We also utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At June 30, 2012, $39.3 million was outstanding under these facilities with additional availability of $32.6 million.

We paid debt issuance costs of $5.3 million in the first six months of 2011 related to the amendments and restatements of our Revolving Credit Agreement in 2011.

In the first six months of 2012, we paid $4.0 million to acquire the remaining shares of e-AAM Driveline Systems AB (e-AAM). e-AAM, previously a joint venture between AAM and Saab Automobile AB, was created to design and commercialize electric all-wheel-drive (eAWD) systems designed to improve fuel efficiency, reduce CO2 emissions and provide all-wheel-drive capability.

In the first six months of 2012, we repurchased 0.5 million shares of AAM common stock for $5.9 million to satisfy employee tax withholding obligations due upon the vesting of our 2007 and 2009 restricted stock grants.

We received $0.1 million in the first six months of 2012 related to the exercise of employee stock options.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the second quarter of 2012, and we do not expect such expenditures to be significant for the remainder of 2012.

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. As a result of the potential impact from the enactment of MAP-21 on this litigation, we recorded an actuarially determined expense of $28.1 million in cost of goods sold in the second quarter of 2012.  This charge represents our actuarial estimate of the cost of the pension and postretirement benefits that would have to be provided to eligible UAW associates if the International UAW were to prevail in this litigation.

AAM disputes these claims and continues to defend the lawsuit vigorously. Additional facts and circumstances may continue to develop in the future that could have a significant impact on our estimates, including changes in discount rates and other actuarial assumptions.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real.  At June 30, 2012, we had currency forward contracts with a notional amount of $54.8 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $5.0 million at June 30, 2012.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2012, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 12% of our weighted-average interest rate at June 30, 2012) on our long-term debt outstanding at June 30, 2012 would be approximately $0.3 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2012, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2012, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about our equity security purchases during the quarter ended June, 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2012	2,180	$10.65	—	—
May 1 - May 31, 2012	—	—	—	—
June 1 - June 30, 2012	—	—	—	—
Total	2,180	$10.65	—	—

Item 5.  Other Information

Supplemental Executive Retirement Plan Amendment On July 26, 2012, the Board of Directors of American Axle & Manufacturing, Inc. approved and adopted certain amendments to the American Axle & Manufacturing, inc. Supplemental Executive Retirement Program (the “Plan”) effective August 1, 2012. The Plan is a defined benefit supplemental executive retirement plan that provides retirement benefits to supplement the amounts eligible employees receive from the frozen AAM Retirement Program for Salaried Employees and the AAM Salaried Savings (401(k)) Plan.

The Plan was amended in order to implement actuarial increases for participants who remain employed after reaching age 65, update certain defined terms related to benefit calculations, add a forfeiture provision in the event a participant is terminated for Cause (as defined in the Plan), and incorporate interim amendments to the Plan since the 2007 Plan restatement. The Plan, as amended and restated effective August 1, 2012, is attached as Exhibit 10.37.

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
July 27, 2012

EXHIBIT INDEX

Number	Description of Exhibit

*10.37	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Plan Document

*31.1	Certification of Richard E. Dauch, Co-Founder, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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