Form 10-Q
period 2012-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2012-10-26
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 24, 2012, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 74,839,567 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

•
risks inherent in our international operations (including adverse changes in political stability, taxes and other law changes, potential disruptions of production and supply and currency rate fluctuations);

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	risks of noncompliance with environmental laws and regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	our ability to attract and retain key associates;

•	other unanticipated events and conditions that may hinder our ability to compete.

It is not possible to foresee or identify all such factors and we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share data)

Net sales	$702.9	$647.6	$2,194.2	$1,979.4

Cost of goods sold	612.2	544.1	1,878.5	1,630.0

Gross profit	90.7	103.5	315.7	349.4

Selling, general and administrative expenses	60.6	59.0	177.9	174.5

Operating income	30.1	44.5	137.8	174.9

Interest expense	(25.3)	(19.7)	(72.7)	(61.5)

Investment income	0.2	0.3	0.6	0.9

Other income (expense)
Debt refinancing and redemption costs	(10.1)	—	(10.1)	(3.1)
Other, net	(2.2)	(0.2)	(4.0)	0.1

Income (loss) before income taxes	(7.3)	24.9	51.6	111.3

Income tax expense	0.9	2.3	4.8	4.2

Net income (loss)	(8.2)	22.6	46.8	107.1

Net loss attributable to the noncontrolling interests	0.1	2.2	1.0	4.6

Net income (loss) attributable to AAM	$(8.1)	$24.8	$47.8	$111.7

Basic earnings (loss) per share	$(0.11)	$0.33	$0.64	$1.49

Diluted earnings (loss) per share	$(0.11)	$0.33	$0.63	$1.48

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Net income (loss)	$(8.2)	$22.6	$46.8	$107.1

Other comprehensive income (loss), net of tax
Defined benefit plans	(102.7)	0.4	(117.2)	3.9
Foreign currency translation adjustments	4.9	(30.2)	(7.1)	(16.7)
Change in derivatives	2.2	(9.0)	7.6	(7.9)
Other comprehensive loss	(95.6)	(38.8)	(116.7)	(20.7)

Comprehensive income (loss)	(103.8)	(16.2)	(69.9)	86.4

Net loss attributable to noncontrolling interests	0.1	2.2	1.0	4.6
Foreign currency translation adjustments attributable to noncontrolling interests	—	0.5	(0.2)	(0.3)

Comprehensive income (loss) attributable to AAM	$(103.7)	$(13.5)	$(69.1)	$90.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$209.0	$169.2
Accounts receivable, net	465.3	333.3
Inventories, net	242.3	177.2
Prepaid expenses and other current assets	105.5	83.4
Total current assets	1,022.1	763.1

Property, plant and equipment, net	1,007.6	971.2
Goodwill	156.3	155.9
GM postretirement cost sharing asset	288.3	260.2
Other assets and deferred charges	199.9	178.3
Total assets	$2,674.2	$2,328.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$429.5	$337.1
Accrued compensation and benefits	110.1	110.6
Deferred revenue	20.6	32.9
Accrued expenses and other current liabilities	89.6	95.5
Total current liabilities	649.8	576.1

Long-term debt	1,579.9	1,180.2
Deferred revenue	81.2	88.2
Postretirement benefits and other long-term liabilities	861.0	903.8
Total liabilities	3,171.9	2,748.3

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	599.8	597.2
Accumulated deficit	(595.7)	(643.5)
Treasury stock at cost, 6.0 million shares as of September 30, 2012 and 5.5 million shares as of December 31, 2011	(182.1)	(176.2)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(332.8)	(215.6)
Foreign currency translation adjustments	10.2	17.3
Unrecognized gain (loss) on derivatives	2.1	(5.5)
Total AAM stockholders' deficit	(497.7)	(425.5)
Noncontrolling interest in subsidiaries	—	5.9
Total stockholders’ deficit	(497.7)	(419.6)
Total liabilities and stockholders' deficit	$2,674.2	$2,328.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Operating activities
Net income	$46.8	$107.1
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	112.4	103.8
Asset impairments and related indirect inventory obsolescence	—	8.7
Deferred income taxes	1.0	22.6
Stock-based compensation	1.3	3.8
Pensions and other postretirement benefits, net of contributions	(209.7)	(12.2)
Loss (gain) on disposal of property, plant and equipment, net	0.9	(6.3)
Debt refinancing and redemption costs	0.4	1.8
Changes in operating assets and liabilities
Accounts receivable	(133.5)	(240.1)
Inventories	(67.2)	(29.5)
Accounts payable and accrued expenses	97.6	60.6
Deferred revenue	(19.2)	(57.6)
Other assets and liabilities	(27.4)	(28.1)
Net cash used in operating activities	(196.6)	(65.4)

Investing activities
Purchases of property, plant and equipment	(143.7)	(111.0)
Proceeds from sale of property, plant and equipment	2.2	7.9
Net cash used in investing activities	(141.5)	(103.1)

Financing activities
Net short-term borrowings (repayments) under credit facilities	(0.9)	70.0
Payments of long-term debt and capital lease obligations	(164.3)	(53.7)
Proceeds from issuance of long-term debt	562.2	24.3
Debt issuance costs	(10.1)	(5.7)
Purchase of noncontrolling interest	(4.0)	—
Purchase of treasury stock	(5.9)	(0.1)
Employee stock option exercises	0.1	4.6
Net cash provided by financing activities	377.1	39.4

Effect of exchange rate changes on cash	0.8	(1.1)

Net increase (decrease) in cash and cash equivalents	39.8	(130.2)

Cash and cash equivalents at beginning of period	169.2	244.6

Cash and cash equivalents at end of period	$209.0	$114.4

Supplemental cash flow information
Interest paid	$79.6	$73.6
Income taxes paid, net of refunds	$12.4	$3.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

On July 27, 2012, the FASB issued new accounting guidance, which amends the previous accounting guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This new guidance allows us the option to first assess qualitative factors to determine whether it is necessary to calculate the fair value of the asset being tested. This new guidance will be effective for us as of January 1, 2013, with early adoption permitted. We do not believe that the adoption of this new accounting guidance will have a significant effect on our indefinite-lived intangible asset impairment assessments in the future.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RESTRUCTURING ACTIONS

A summary of the restructuring related activity for the nine months ended September 30, 2012 is shown below (in millions):

	One-time	Asset	Other
	Termination	Retirement	Restructuring
	Benefits	Obligations	Actions	Total
Accrual as of December 31, 2011	$0.3	$0.6	$—	$0.9
Charges	1.7	—	22.9	24.6
Cash utilization	(1.5)	(0.1)	(22.9)	(24.5)
Accrual adjustments	(0.4)	—	—	(0.4)
Accrual as of September 30, 2012	$0.1	$0.5	$—	$0.6

In the nine months ended September 30, 2012, we incurred charges for the redeployment of assets and other related costs associated with the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF). We expensed and paid $22.9 million in the first nine months of 2012, related to these actions.

We expect to make payments of approximately $0.1 million during the remainder of 2012 related to the remaining restructuring accrual.

3. INVENTORIES

We state our inventories at the lower of cost or market.  The cost of our inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	(in millions)

Raw materials and work-in-progress	$237.9	$177.0
Finished goods	27.7	26.9
Gross inventories	265.6	203.9
Inventory valuation reserves	(23.3)	(26.7)
Inventories, net	$242.3	$177.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(in millions)

Amended revolving credit facility	$—	$—
9.25% Notes, net of discount	379.5	379.0
7.875% Notes	300.0	300.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	—
5.25% Notes, net of discount	112.1	249.9
Foreign credit facilities	32.6	45.2
Capital lease obligations	5.7	6.1
Long-term debt	$1,579.9	$1,180.2

6.625% Notes In the third quarter of 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Concurrently with the offering of the 6.625% Notes, we made a tender offer to repurchase our 5.25% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $250.0 million. Net proceeds from the 6.625% Notes were used to fund the purchase of $137.8 million of the outstanding 5.25% Notes pursuant to the tender offer, certain pension obligations and for other general corporate purposes. We also used the net proceeds to fund the redemption of the remaining 5.25% Notes outstanding as of September 30, 2012, including the payment of interest, and to redeem $42.5 million aggregate principal amount of our 9.25% Notes in the fourth quarter of 2012. We paid debt issuance costs of $8.6 million in the third quarter of 2012 related to the 6.625% Notes.

Amended Revolving Credit Facility On August 31, 2012, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of September 30, 2012, the Amended Revolving Credit Facility provided up to $72.8 million of revolving bank financing commitments through June 2013 and $365.0 million of revolving bank financing commitments through June 30, 2016.  At September 30, 2012, we had $412.9 million available under the Amended Revolving Credit Facility.  This availability reflects a reduction of $24.9 million for standby letters of credit issued against the facility.

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $116.0 million and increased the commitments maturing on June 30, 2016 (the class D facility) to $365.0 million. The class D facility includes loans held by lenders that agreed to extend and/or increase their respective commitments and new lenders to the facility. The Amended and Restated Revolving Credit Agreement also includes a class C loan facility of approximately $72.8 million, which matures on June 30, 2013. We expensed $0.3 million for the write-off of a proportionate amount of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. We paid debt issuance costs of $1.5 million in the third quarter of 2012 associated with the amendments and restatements of our Amended Revolving Credit Facility.

Borrowings under the Amended Revolving Credit Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for the class C and class D facilities remains unchanged.
Under the Amended Revolving Credit Facility, certain negative covenants were revised to provide increased flexibility. In the event AAM achieves investment grade corporate credit ratings from S&P and Moody's, AAM may elect to release all of the collateral from the liens granted pursuant to the Collateral Agreement, subject to notice requirements and other conditions.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Amended Revolving Credit Facility is secured on a first priority basis by all or substantially all of the assets of AAM and each guarantor under the Collateral Agreement dated as of November 7, 2008, as amended and restated as of December 18, 2009 and as further amended on June 30, 2011, among AAM and its domestic subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent for the lenders under the Amended and Restated Revolving Credit Agreement and the secured noteholders under the Indenture dated as of December 18, 2009, among AAM, as issuer, the guarantors and U.S. Bank National Association, as trustee.

The Amended Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Amended Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

5.25% Notes On September 18, 2012, in connection with the cash tender offer, we purchased $137.8 million aggregate principal amount of the 5.25% Notes, and paid accrued interest. Upon purchase, we expensed $9.2 million related to a tender premium, $0.5 million of professional and underwriting fees and unamortized debt issuance costs of $0.1 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

On October 3, 2012, we voluntarily redeemed the remaining 5.25% Notes outstanding as of September 30, 2012. This resulted in a principal payment of $112.2 million, a payment of $7.3 million related to a make-whole premium, as well as payment of accrued interest. Upon redemption, we expensed $0.2 million of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing.

9.25% Notes On October 5, 2012, we voluntarily redeemed 10% of the original outstanding amount of our 9.25% Notes at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as payment of accrued interest. Upon redemption, we expensed $1.1 million for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2012, $32.6 million was outstanding under these facilities and an additional $38.8 million was available.

The weighted-average interest rate of our long-term debt outstanding at September 30, 2012 was 7.8% and 8.0% as of December 31, 2011.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of September 30, 2012, are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$20.0	$20.0	$36.0	$36.0	Level 1
Prepaid expenses and other current assets
Currency forward contracts	2.3	2.3	0.1	0.1	Level 2
Other assets and deferred charges
Currency forward contracts	0.2	0.2	0.1	0.1	Level 2
Other accrued expenses
Currency forward contracts	0.4	0.4	5.6	5.6	Level 2

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

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

9.25% Notes	$379.5	$425.5	$379.0	$415.0	Level 2
7.875% Notes	300.0	312.0	300.0	295.5	Level 2
7.75% Notes	200.0	219.0	200.0	195.0	Level 2
6.625% Notes	550.0	556.9	—	—	Level 2
5.25% Notes	112.1	117.7	249.9	243.8	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real.  As of September 30, 2012, we have forward contracts outstanding with a notional amount of $45.7 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses in Mexico.

The following table summarizes the reclassification of pre-tax derivative gains into net income (loss) from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified				Gain Expected to be
	Gain (Loss)	Three Months Ended		Nine Months Ended		Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income (loss)	2012	2011	2012	2011	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(0.2)	$0.4	$(1.7)	$2.6	$1.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$0.7	$1.2	$2.3	$3.4
Interest cost	8.9	9.2	26.5	27.6
Expected asset return	(8.0)	(7.9)	(24.0)	(23.7)
Amortized loss	1.9	1.1	5.5	3.3
Amortized prior service cost	0.1	—	0.1	—
Net periodic benefit cost	$3.6	$3.6	$10.4	$10.6

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$0.1	$0.2	$0.3	$0.6
Interest cost	3.8	4.3	11.6	12.9
Amortized loss	0.1	0.1	0.5	0.3
Amortized prior service credit	(0.3)	(0.8)	(1.3)	(2.4)
Curtailment gain	—	—	(21.8)	—
Settlement	—	—	(5.2)	—
Net periodic benefit cost (credit)	$3.7	$3.8	$(15.9)	$11.4

In the first quarter of 2012, we recorded a gain of $21.8 million in cost of goods sold for the curtailment of certain other postretirement benefits (OPEB). This resulted primarily from the reduction in expected future OPEB related to the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million.
As a result of our election to apply the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21), in addition to certain actions we took during the third quarter of 2012, we agreed to provide pension and postretirement benefits to certain eligible UAW associates whose employment had been terminated in connection with the DMC and CKMF plant closures. In the nine months ended September 30, 2012, we recorded $28.7 million in cost of goods sold, of which $28.1 million was recorded in the second quarter of 2012, for these pension and postretirement benefits. In the third quarter of 2012, we reclassified the liability of $28.1 million originally recorded in the second quarter of 2012 from accrued expenses and other current liabilities to postretirement benefits and other long-term liabilities. These incremental pension and postretirement benefits were also agreed to in connection with the lawsuit filed by the International UAW against AAM. See Note 12 - Litigation for more detail on this pending lawsuit.
Also as a result of providing these incremental pension and postretirement benefits, we remeasured our U.S. hourly pension and OPEB plans as of September 30, 2012. These remeasurements resulted in an increase in postretirement and other long-term liabilities of $158.6 million, an increase in the GM postretirement cost sharing asset of $34.8 million and a decrease in our accumulated other comprehensive loss of $95.1 million on our Condensed Consolidated Balance Sheet.  These net adjustments relate to changes in actuarial assumptions since the January 1, 2012 valuation of the assets and liabilities of our U.S. hourly pension and OPEB plans.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective August 1, 2012, we amended our AAM Supplemental Executive Retirement Plan (SERP) to include an actuarial increase provision for participants that work past the age of 65, among other things. As a result of these plan amendments, we remeasured our SERP plan in the third quarter of 2012, which increased postretirement benefits and other long-term liabilities by $10.4 million on our Condensed Consolidated Balance Sheet.

In the second quarter of 2012, we notified hourly associates of the termination of a benefit plan, which provided legal services to certain eligible hourly associates represented by the International UAW. As a result of terminating this plan, we recorded a settlement gain of $5.2 million in cost of goods sold in the second quarter of 2012. Recognition of this settlement gain reduced postretirement benefits and other long-term liabilities by $4.7 million and also reduced our accumulated other comprehensive loss by $0.5 million.

We contributed $225.0 million to our pension trusts in the first nine months of 2012, which included our regulatory pension funding requirements of approximately $35 million. We contributed $26.2 million to our pension trusts in the first nine months of 2011.

On September 27, 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of the DMC and CKMF. As part of this agreement, in September 2012, we contributed $114.7 million in excess of our statutory minimums to our hourly pension plan, which is included in the contributions described above.

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

As part of the 2009 Settlement and Commercial Agreement, AAM agreed to expanded warranty cost sharing with GM, which began on January 1, 2011.

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Beginning balance	$24.5	$8.1	$13.4	$2.3
Accruals	2.8	3.0	17.2	9.2
Settlements	(0.3)	(0.1)	(0.7)	(0.6)
Adjustment to prior period accruals	(0.7)	—	(3.5)	—
Foreign currency translation and other	0.1	(0.2)	—	(0.1)
Ending balance	$26.4	$10.8	$26.4	$10.8

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

Income tax expense was $0.9 million in the three months ended September 30, 2012 as compared to $2.3 million in the three months ended September 30, 2011.  Our effective income tax rate was negative 12.9% in the third quarter of 2012 as compared to 9.3% in the third quarter of 2011.

Income tax expense was $4.8 million in the first nine months of 2012 as compared to $4.2 million in the first nine months of 2011.  Our effective income tax rate was 9.3% in the first nine months of 2012 as compared to 3.8% in the first nine months of 2011.

Our income tax expense and effective tax rate for the three and nine months ended September 30, 2012 reflect the effect of recording a valuation allowance against our tax loss in the U.S. Our income tax expense and effective tax rate for the nine months ended September 30, 2012 also reflect a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

Our income tax expense and effective tax rate for the three and nine months ended September 30, 2011 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the three and nine months ended September 30, 2011 also reflects net tax benefits of $2.8 million related to the favorable resolution of income tax audits and the reversal of state deferred tax liabilities due to Michigan tax legislation that was enacted.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$(8.1)	$24.8	$47.8	$111.7

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	74.9	75.4	75.2	74.8

Effect of dilutive securities
Dilutive stock-based compensation	—	—	—	0.1
Dilutive GM warrants	—	—	—	0.5

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	74.9	75.4	75.2	75.4

Basic EPS	$(0.11)	$0.33	$0.64	$1.49

Diluted EPS	$(0.11)	$0.33	$0.63	$1.48

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 3.3 million at September 30, 2012 and 4.1 million at September 30, 2011. The ranges of exercise prices related to the excluded exercisable stock options were $15.58 - $40.83 at September 30, 2012 and $15.56 - $40.83 at September 30, 2011.

The computation of diluted EPS for the three months ended September 30, 2012 excludes 1.0 million shares of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as we were in a loss position and these participating securities are not obligated to fund losses.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. LITIGATION

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. In the nine months ended September 30, 2012, we recorded $28.7 million in cost of goods sold, of which $28.1 million was recorded in the second quarter of 2012, related to pension and postretirement benefits to be provided to certain eligible UAW associates as a result of our election to apply MAP-21 and the subsequent recertification of our U.S. hourly pension plan. See Note 7 - Employee Benefit Plans for more detail about these incremental benefit accruals.

We do not expect the resolution of this litigation to have a significant impact on our results of operations in future periods.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc. Holdings fully and unconditionally guarantees the 7.875% Notes and 5.25% Notes, which are senior unsecured obligations of AAM, Inc. The 9.25% Notes are senior secured obligations of AAM Inc. and the 7.75% Notes and 6.625% Notes are senior unsecured obligations of AAM Inc., all of which are fully and unconditionally guaranteed by Holdings and substantially all domestic subsidiaries of AAM, Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$162.2	$55.4	$485.3	$—	$702.9
Intercompany	—	3.5	54.4	10.1	(68.0)	—
Total net sales	—	165.7	109.8	495.4	(68.0)	702.9
Cost of goods sold	—	164.3	97.7	418.2	(68.0)	612.2
Gross profit	—	1.4	12.1	77.2	—	90.7
Selling, general and administrative expenses	—	50.0	—	10.6	—	60.6
Operating income (loss)	—	(48.6)	12.1	66.6	—	30.1
Non-operating income (expense), net	—	(35.7)	0.1	(1.8)	—	(37.4)
Income (loss) before income taxes	—	(84.3)	12.2	64.8	—	(7.3)
Income tax expense	—	0.1	—	0.8	—	0.9
Earnings (loss) from equity in subsidiaries	(8.1)	34.5	(14.7)	—	(11.7)	—
Net income (loss) before royalties and dividends	(8.1)	(49.9)	(2.5)	64.0	(11.7)	(8.2)
Royalties and dividends	—	41.8	—	(41.8)	—	—
Net income (loss) after royalties and dividends	(8.1)	(8.1)	(2.5)	22.2	(11.7)	(8.2)
Net loss attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income (loss) attributable to AAM	$(8.1)	$(8.1)	$(2.5)	$22.3	$(11.7)	$(8.1)
Other comprehensive income (loss)	(95.6)	(95.6)	4.1	5.8	85.7	(95.6)
Comprehensive income (loss) attributable to AAM	$(103.7)	$(103.7)	$1.6	$28.1	$74.0	$(103.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$186.8	$48.2	$412.6	$—	$647.6
Intercompany	—	7.0	48.2	3.7	(58.9)	—
Total net sales	—	193.8	96.4	416.3	(58.9)	647.6
Cost of goods sold	—	182.4	84.2	336.4	(58.9)	544.1
Gross profit	—	11.4	12.2	79.9	—	103.5
Selling, general and administrative expenses	—	48.0	—	11.0	—	59.0
Operating income (loss)	—	(36.6)	12.2	68.9	—	44.5
Non-operating income (expense), net	—	(21.1)	0.4	1.1	—	(19.6)
Income (loss) before income taxes	—	(57.7)	12.6	70.0	—	24.9
Income tax expense (benefit)	—	(0.1)	—	2.4	—	2.3
Earnings (loss) from equity in subsidiaries	24.8	33.3	(13.1)	—	(45.0)	—
Net income (loss) before royalties and dividends	24.8	(24.3)	(0.5)	67.6	(45.0)	22.6
Royalties and dividends	—	49.1	—	(49.1)	—	—
Net income (loss) after royalties and dividends	24.8	24.8	(0.5)	18.5	(45.0)	22.6
Net loss attributable to noncontrolling interests	—	—	—	2.2	—	2.2
Net income (loss) attributable to AAM	$24.8	$24.8	$(0.5)	$20.7	$(45.0)	$24.8
Other comprehensive loss	(38.8)	(38.8)	(28.7)	(37.0)	104.5	(38.8)
Foreign currency translation adjustments attributable to noncontrolling interests	0.5	0.5	—	0.5	(1.0)	0.5
Comprehensive loss attributable to AAM	$(13.5)	$(13.5)	$(29.2)	$(15.8)	$58.5	$(13.5)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$542.6	$164.7	$1,486.9	$—	$2,194.2
Intercompany	—	14.9	174.5	22.3	(211.7)	—
Total net sales	—	557.5	339.2	1,509.2	(211.7)	2,194.2
Cost of goods sold	—	544.7	298.3	1,247.2	(211.7)	1,878.5
Gross profit	—	12.8	40.9	262.0	—	315.7
Selling, general and administrative expenses	—	148.2	—	29.7	—	177.9
Operating income (loss)	—	(135.4)	40.9	232.3	—	137.8
Non-operating income (expense), net	—	(84.5)	1.3	(3.0)	—	(86.2)
Income (loss) before income taxes	—	(219.9)	42.2	229.3	—	51.6
Income tax expense	—	0.4	—	4.4	—	4.8
Earnings (loss) from equity in subsidiaries	47.8	133.8	(40.9)	—	(140.7)	—
Net income (loss) before royalties and dividends	47.8	(86.5)	1.3	224.9	(140.7)	46.8
Royalties and dividends	—	134.3	—	(134.3)	—	—
Net income after royalties and dividends	47.8	47.8	1.3	90.6	(140.7)	46.8
Net loss attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Net income attributable to AAM	$47.8	$47.8	$1.3	$91.6	$(140.7)	$47.8
Other comprehensive loss	(116.7)	(116.7)	(7.3)	(1.0)	125.0	(116.7)
Foreign currency translation adjustments attributable to noncontrolling interests	(0.2)	(0.2)	—	(0.2)	0.4	(0.2)
Comprehensive income (loss) attributable to AAM	$(69.1)	$(69.1)	$(6.0)	$90.4	$(15.3)	$(69.1)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net sales
External	$—	$601.8	$148.3	$1,229.3	$—	$1,979.4
Intercompany	—	19.3	145.1	8.7	(173.1)	—
Total net sales	—	621.1	293.4	1,238.0	(173.1)	1,979.4
Cost of goods sold	—	569.0	253.5	980.6	(173.1)	1,630.0
Gross profit	—	52.1	39.9	257.4	—	349.4
Selling, general and administrative expenses	—	144.0	—	30.5	—	174.5
Operating income (loss)	—	(91.9)	39.9	226.9	—	174.9
Non-operating income (expense), net	—	(68.1)	0.8	3.7	—	(63.6)
Income (loss) before income taxes	—	(160.0)	40.7	230.6	—	111.3
Income tax expense (benefit)	—	(2.1)	—	6.3	—	4.2
Earnings (loss) from equity in subsidiaries	111.7	121.2	(30.4)	—	(202.5)	—
Net income (loss) before royalties and dividends	111.7	(36.7)	10.3	224.3	(202.5)	107.1
Royalties and dividends	—	148.4	—	(148.4)	—	—
Net income after royalties and dividends	111.7	111.7	10.3	75.9	(202.5)	107.1
Net loss attributable to noncontrolling interests	—	—	—	4.6	—	4.6
Net income attributable to AAM	$111.7	$111.7	$10.3	$80.5	$(202.5)	$111.7
Other comprehensive loss	(20.7)	(20.7)	(16.2)	(24.4)	61.3	(20.7)
Foreign currency translation adjustments attributable to noncontrolling interests	(0.3)	(0.3)	—	(0.3)	0.6	(0.3)
Comprehensive income (loss) attributable to AAM	$90.7	$90.7	$(5.9)	$55.8	$(140.6)	$90.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2012
Assets
Current assets
Cash and cash equivalents	$—	$151.8	$—	$57.2	$—	$209.0
Accounts receivable, net	—	84.9	30.9	349.5	—	465.3
Inventories, net	—	51.2	33.1	158.0	—	242.3
Other current assets	—	32.1	1.7	71.7	—	105.5
Total current assets	—	320.0	65.7	636.4	—	1,022.1
Property, plant and equipment, net	—	258.4	84.3	664.9	—	1,007.6
Goodwill	—	—	147.8	8.5	—	156.3
Other assets and deferred charges	—	360.8	39.4	88.0	—	488.2
Investment in subsidiaries	—	1,151.0	4.3	—	(1,155.3)	—
Total assets	$—	$2,090.2	$341.5	$1,397.8	$(1,155.3)	$2,674.2
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$95.9	$47.4	$286.2	$—	$429.5
Other current liabilities	—	128.1	3.8	88.4	—	220.3
Total current liabilities	—	224.0	51.2	374.6	—	649.8
Intercompany payable (receivable)	326.6	(392.4)	275.2	(209.4)	—	—
Long-term debt	—	1,541.6	5.7	32.6	—	1,579.9
Investment in subsidiaries obligation	171.1	—	—	—	(171.1)	—
Other long-term liabilities	—	888.1	3.6	50.5	—	942.2
Total liabilities	497.7	2,261.3	335.7	248.3	(171.1)	3,171.9
Total AAM Stockholders’ equity (deficit)	(497.7)	(171.1)	5.8	1,149.5	(984.2)	(497.7)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(497.7)	(171.1)	5.8	1,149.5	(984.2)	(497.7)
Total liabilities and stockholders’ equity (deficit)	$—	$2,090.2	$341.5	$1,397.8	$(1,155.3)	$2,674.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2011
Assets
Current assets
Cash and cash equivalents	$—	$83.7	$—	$85.5	$—	$169.2
Accounts receivable, net	—	77.1	23.3	232.9	—	333.3
Inventories, net	—	48.2	35.3	93.7	—	177.2
Other current assets	—	26.5	1.7	55.2	—	83.4
Total current assets	—	235.5	60.3	467.3	—	763.1
Property, plant and equipment, net	—	260.4	84.6	626.2	—	971.2
Goodwill	—	—	147.8	8.1	—	155.9
Other assets and deferred charges	—	327.2	35.8	75.5	—	438.5
Investment in subsidiaries	—	1,015.2	26.6	—	(1,041.8)	—
Total assets	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$96.3	$41.0	$199.8	$—	$337.1
Other current liabilities	—	155.1	3.0	80.9	—	239.0
Total current liabilities	—	251.4	44.0	280.7	—	576.1
Intercompany payable (receivable)	320.7	(368.6)	289.0	(241.1)	—	—
Long-term debt	—	1,128.9	5.9	45.4	—	1,180.2
Investment in subsidiaries obligation	104.8	—	—	—	(104.8)	—
Other long-term liabilities	—	931.4	3.6	57.0	—	992.0
Total liabilities	425.5	1,943.1	342.5	142.0	(104.8)	2,748.3
Total AAM Stockholders’ equity (deficit)	(425.5)	(104.8)	12.6	1,029.2	(937.0)	(425.5)
Noncontrolling interests in subsidiaries	—	—	—	5.9	—	5.9
Total stockholders’ equity (deficit)	(425.5)	(104.8)	12.6	1,035.1	(937.0)	(419.6)
Total liabilities and stockholders’ equity (deficit)	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net cash provided by (used in) operating activities	$—	$(276.8)	$42.3	$37.9	$—	$(196.6)
Investing activities
Purchases of property, plant and equipment	—	(36.2)	(6.2)	(101.3)	—	(143.7)
Proceeds from sale of equipment	—	0.5	—	1.7	—	2.2
Net cash used in investing activities	—	(35.7)	(6.2)	(99.6)	—	(141.5)
Financing activities
Net debt activity	—	409.6	(0.2)	(12.4)	—	397.0
Intercompany activity	5.9	(19.0)	(35.9)	49.0	—	—
Debt issuance costs	—	(10.1)	—	—	—	(10.1)
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Net cash provided by (used in) financing activities	—	380.6	(36.1)	32.6	—	377.1
Effect of exchange rate changes on cash	—	—	—	0.8	—	0.8
Net increase (decrease) in cash and cash equivalents	—	68.1	—	(28.3)	—	39.8
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$151.8	$—	$57.2	$—	$209.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2011
Net cash provided by (used in) operating activities	$—	$(106.1)	$35.5	$5.2	$—	$(65.4)
Investing activities
Purchases of property, plant and equipment	—	(25.9)	(3.5)	(81.6)	—	(111.0)
Proceeds from sale of equipment	—	1.5	0.1	6.3	—	7.9
Net cash used in investing activities	—	(24.4)	(3.4)	(75.3)	—	(103.1)
Financing activities
Net debt activity	(42.9)	70.0	(0.2)	13.7	—	40.6
Intercompany activity	43.0	34.9	(31.9)	(46.0)	—	—
Debt issuance costs	—	(5.7)	—	—	—	(5.7)
Employee stock option exercises	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	103.8	(32.1)	(32.3)	—	39.4
Effect of exchange rate changes on cash	—	—	—	(1.1)	—	(1.1)
Net decrease in cash and cash equivalents	—	(26.7)	—	(103.5)	—	(130.2)
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$40.9	$—	$73.5	$—	$114.4

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 73% of our total net sales in the first nine months of 2012, as well as for both the first nine months and the full year 2011.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 9% of our total net sales in the first nine months of 2012 as compared to 8% for both the first nine months and the full-year 2011. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co. Ltd., Harley-Davidson Inc., Tata Motors, Ford Motor Company, Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies. Our net sales to customers other than GM increased 10% to $588.5 million in the first nine months of 2012 as compared to $535.0 million in the first nine months of 2011.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Net Sales  Net sales increased to $702.9 million in the third quarter of 2012 as compared to $647.6 million in the third quarter of 2011.  This increase reflects the improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,466 in both the third quarter of 2012 and the third quarter of 2011.  Our 4WD/AWD penetration rate on these vehicle programs increased to 63.9% in the third quarter of 2012 as compared to 60.7% in the third quarter of 2011.

Gross Profit   Gross profit was $90.7 million in the third quarter of 2012 as compared to $103.5 million in the third quarter of 2011.  Gross margin was 12.9% in the third quarter of 2012 as compared to 16.0% in the third quarter of 2011.

The change in gross profit and gross margin in the third quarter of 2012, as compared to the third quarter of 2011, reflects the adverse impact of $2.8 million of special charges and other restructuring costs related to the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF). The change in gross profit and gross margin in the third quarter of 2012, as compared to the third quarter of 2011, also reflects the impact of costs associated with increased levels of global launch activity, lower capacity utilization and increased material and freight costs.

Gross profit in the third quarter of 2011 included special charges of $10.3 million, which included asset impairment charges and indirect inventory obsolescence as a result of the announced closure of CKMF and other plant closure related costs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $60.6 million or 8.6% of net sales in the third quarter of 2012 as compared to $59.0 million or 9.1% of net sales in the third quarter of 2011.  R&D was $31.4 million in the third quarter of 2012 as compared to $31.8 million in the third quarter of 2011.

SG&A in the third quarter of 2011 included a $1.6 million impairment charge to write off an intangible asset associated with a long-term supply agreement with Saab Automobile AB.

Operating Income  Operating income was $30.1 million in the third quarter of 2012 as compared to $44.5 million in the third quarter of 2011.  Operating margin was 4.3% in the third quarter of 2012 as compared to 6.9% in the third quarter of 2011.  The changes in operating income and operating margin were due to factors discussed in Gross Profit above.

Interest Expense and Investment Income  Interest expense was $25.3 million in the third quarter of 2012 as compared to $19.7 million in the third quarter of 2011.  The increase in interest expense reflects higher average outstanding borrowings in the third quarter of 2012 as compared to the third quarter of 2011. Investment income was $0.2 million in the third quarter of 2012 as compared to $0.3 million in the third quarter of 2011.

The weighted-average interest rate of our long-term debt outstanding was 7.8% in the third quarter of 2012 and 7.9% in the third quarter of 2011.

Other Expense Following are the components of other expense for the third quarter of 2012 and 2011:

Debt refinancing and redemption costs In the third quarter of 2012, we expensed $10.1 million of unamortized discount and debt issuance costs and prepayment premiums related to our Amended and Restated Revolving Credit Agreement and the purchase of $137.8 million of our 5.25% Notes pursuant to our tender offer.

Other expense, net Other expense, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $2.2 million in the third quarter of 2012 and $0.2 million in the third quarter of 2011.

Income Tax Expense  Income tax expense was $0.9 million in the third quarter of 2012 as compared to $2.3 million in the third quarter of 2011.  Our effective income tax rate was negative 12.9% in the third quarter of 2012 as compared to 9.3% in the third quarter of 2011.

Our income tax expense and effective tax rate for the third quarter of 2012 reflect the effect of recording a valuation allowance against our tax loss in the U.S. Our income tax expense and effective tax rate for the third quarter of 2011 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S.

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

Net Loss Attributable to Noncontrolling interests Net loss attributable to noncontrolling interests was $0.1 million in the third quarter of 2012 as compared to $2.2 million in the third quarter of 2011. The decrease in net loss attributable to noncontrolling interests relates to AAM's acquisition of the noncontrolling interest in e-AAM in the first quarter of 2012. There is no longer an allocation of net loss attributable to noncontrolling interests related to this entity.

Net Income (Loss) Attributable to AAM and Earnings Per Share (EPS) Net income (loss) attributable to AAM was a loss of $8.1 million in the third quarter of 2012 as compared to income of $24.8 million in the third quarter of 2011. Diluted earnings (loss) per share was a loss of $0.11 in the third quarter of 2012 as compared to earnings of $0.33 in the third quarter of 2011. Net income (loss) attributable to AAM and EPS for the third quarters of 2012 and 2011 were primarily impacted by the factors discussed in Net Sales, Gross Profit and Debt Refinancing and Redemption Costs above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Net Sales  Net sales increased to $2,194.2 million in the first nine months of 2012 as compared to $1,979.4 million in the first nine months of 2011. As compared to the first nine months of 2011, our sales in the first nine months of 2012 reflect an increase of approximately 3% in production volumes for the major North American light truck and SUV programs we currently support.  These increases reflect the improvement in both general economic conditions and market conditions in the automotive industry.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,460 in the first nine months of 2012 as compared to $1,483 in the first nine months of 2011. The change in content-per-vehicle is primarily due to a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement. Our 4WD/AWD penetration rate increased to 63.2% in the first nine months of 2012 as compared to 62.7% in the first nine months of 2011.

Gross Profit  Gross profit was $315.7 million in the first nine months of 2012 as compared to $349.4 million in the first nine months of 2011.  Gross margin was 14.4% in the first nine months of 2012 as compared to 17.7% in the first nine months of 2011.

The change in gross profit in the first nine months of 2012, as compared to the first nine months of 2011, primarily reflects the adverse impact of special charges of $28.7 million of expense related to contractual termination benefits provided to certain eligible UAW associates as a result of the DMC and CKMF plant closures, $26.4 million of expense primarily related to asset redeployment and other restructuring costs associated with the closure of DMC and CKMF and a $21.8 million OPEB curtailment gain recorded as a result of the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. The change in gross profit and gross margin in the first nine months of 2012, as compared to the first nine months of 2011, also reflects the impact of costs associated with increased levels of global launch activity, lower capacity utilization and increased material and freight costs. Gross profit in the first nine months of 2012 also includes higher warranty accruals, which was partially offset by a $5.2 million settlement gain related to the termination of our UAW Legal Services Plan.

Gross profit in the first nine months of 2011 includes the adverse impact of the implementation of certain provisions of the 2009 Settlement and Commercial Agreement with GM. These provisions were effective January 1, 2011 and, among other things, include expanded warranty cost sharing and product price-downs. Gross profit in the first nine months of 2011 also includes special charges and other non-recurring operating costs of $10.3 million, which includes asset impairment charges and indirect inventory obsolescence as a result of the announced closure of CKMF and other plant closure related costs. Gross profit in the first nine months of 2011 also includes a $6.1 million gain related to the sale of equipment that we had previously written down to its estimated fair value as a result of asset impairments.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $177.9 million or 8.1% of net sales in the first nine months of 2012 as compared to $174.5 million or 8.8% of net sales in the first nine months of 2011.  R&D was $90.3 million in the first nine months of 2012 as compared to $85.4 million in the first nine months of 2011. The increase in SG&A in the first nine months of 2012 reflects higher R&D spending and increases in our salaried workforce to support worldwide growth, which is partially offset by lower incentive compensation accruals and stock-based compensation expense.

Operating Income  Operating income was $137.8 million in the first nine months of 2012 as compared to $174.9 million in the first nine months of 2011.  Operating margin was 6.3% in the first nine months of 2012 as compared to 8.8% in the first nine months of 2011.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $72.7 million in the first nine months of 2012 as compared to $61.5 million in the first nine months of 2011.  The increase in interest expense reflects higher average outstanding borrowings in the first nine months of 2012 as compared to the first nine months of 2011. Investment income was $0.6 million in the first nine months of 2012 as compared to $0.9 million in the first nine months of 2011.

The weighted-average interest rate of our long-term debt outstanding was 7.9% in the first nine months of 2012 and 8.1% in the first nine months of 2011.

Other Income (Expense) Following are the components of Other Income (Expense) for the first nine months of 2012 and 2011:

Debt refinancing and redemption costs In the first nine months of 2012, we expensed $10.1 million of unamortized discount and debt issuance costs and prepayment premiums related to our Amended and Restated Revolving Credit Agreement and the purchase of $137.8 million of our 5.25% Notes pursuant to our tender offer.

In the first nine months of 2011, we expensed $3.1 million of unamortized debt issuance costs, discount and prepayment premiums related to the voluntary redemption of $42.5 million of our 9.25% Notes and the termination of our Second Lien Term Loan with GM.

Other Income (Expense), net Other income (expense), net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was expense of $4.0 million in the first nine months of 2012 as compared to income of $0.1 million in the first nine months of 2011.

Income Tax Expense  Income tax expense was $4.8 million in the first nine months of 2012 as compared to $4.2 million in the first nine months of 2011.  Our effective income tax rate was 9.3% in the first nine months of 2012 as compared to 3.8% in the first nine months of 2011.

Our income tax expense and effective tax rate for the nine months ended September 30, 2012 reflect the effect of recording a valuation allowance against our tax loss in the U.S. Our income tax expense and effective tax rate for the nine months ended September 30, 2012 also reflect a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

Our income tax expense and effective tax rate for the first nine months of 2011 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S.

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

Net Loss Attributable to Noncontrolling Interests Net loss attributable to noncontrolling interests was $1.0 million in the first nine months of 2012 and $4.6 million in the first nine months of 2011. The decrease is attributable to the acquisition of the noncontrolling interest in e-AAM in the first quarter of 2012. There is no longer an allocation of net loss attributable to noncontrolling interests related to this entity.

Net Income Attributable to AAM and Earnings Per Share (EPS)  Net income attributable to AAM was $47.8 million in the first nine months of 2012 as compared to $111.7 million in the first nine months of 2011.  Diluted earnings per share was $0.63 in the first nine months of 2012 as compared to $1.48 in the first nine months of 2011.  Net income attributable to AAM and EPS for the first nine months of 2012 and 2011 were primarily impacted by the factors discussed in Net Sales, Gross Profit, SG&A and Debt Refinancing and Redemption Costs above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Amended Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2012, net cash used in operating activities was $196.6 million as compared to $65.4 million in the first nine months of 2011.  The following factors impacted cash used in operating activities in the first nine months of 2012 as compared to the first nine months of 2011:

Pension and Other Postretirement Benefits  (OPEB)  We contributed $225.0 million to our pension trusts in the first nine months of 2012, which included our regulatory pension funding requirements of approximately $35 million. We contributed to $26.2 million to our pension trusts in the first nine months of 2011.

On September 27, 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of the DMC and CKMF. As part of this agreement, in September 2012, we contributed $114.7 million in excess of our statutory minimums to our hourly pension plan, which is included in the contributions described above.

We expect our cash outlay for other postretirement benefit obligations in 2012, net of GM cost sharing, to be approximately $16 million.

Cash paid for special charges  In the first nine months of 2012, we made cash payments of $37.4 million for special charges primarily related to asset redeployment and other costs associated with the closure of DMC and CKMF. In the first nine months of 2011, we made cash payments of $10.4 million which primarily related to leased assets that were permanently idled. We expect to make payments of approximately $0.3 million during the remainder of 2012 related to special charges and our restructuring reserve.

Accounts Receivable Accounts receivable increased $132.0 million at September 30, 2012 as compared to December 31, 2011. The increase in accounts receivable was primarily due to increased sales in August and September of 2012 as compared to November and December of 2011.

Standardization of payment terms As a result of a change in the administration of GM supplier payment terms, our operating cash flow was negatively impacted by approximately $29.8 million in the first nine months of 2012.

Inventories Inventories increased $65.1 million at September 30, 2012 as compared to December 31, 2011. The increase in inventories was primarily related to the impact of global sourcing initiatives, new program launches and increased production in existing programs during the first nine months of 2012.

Interest paid Interest paid in the first nine months of 2012 was $79.6 million as compared to $73.6 million in the first nine months of 2011. The increase primarily relates to higher average outstanding borrowings in the first nine months of 2012 as compared to the first nine months of 2011.

Investing Activities  Capital expenditures were $143.7 million in the first nine months of 2012 as compared to $111.0 million in the first nine months of 2011.  We expect our capital spending in 2012 to be in the range of 6.0% to 6.5% of sales, which includes support for our significant global program launches in 2012 and 2013 within our new business backlog.

In the first nine months of 2012, we received $2.2 million of proceeds related to the sale of property, plant and equipment.

Financing Activities  In the first nine months of 2012, net cash provided by financing activities was $377.1 million as compared to $39.4 million in the first nine months of 2011.  Total long-term debt outstanding increased $399.7 million in the first nine months of 2012 to $1,579.9 million as compared to $1,180.2 million at year-end 2011, primarily as a result of the net impact of issuing $550.0 million of 6.625% Notes and purchasing $137.8 million of the 5.25% Notes pursuant to a tender offer in the third quarter of 2012.

6.625% Notes In the third quarter of 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Concurrently with the offering of the 6.625% Notes, we made a tender offer to repurchase our 5.25% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $250.0 million. Net proceeds from the 6.625% Notes were used to fund the purchase of $137.8 million of the outstanding 5.25% Notes, certain pension obligations and for other general corporate purposes. We also used the net proceeds to fund the redemption of the remaining 5.25% Notes outstanding as of September 30, 2012, including the payment of interest, and to redeem $42.5 million aggregate principal amount of our 9.25% Notes in the fourth quarter of 2012. We paid debt issuance costs of $8.6 million in the third quarter of 2012 related to the 6.625% Notes.

Amended Revolving Credit Facility On August 31, 2012, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of September 30, 2012, the Amended Revolving Credit Facility provided up to $72.8 million of revolving bank financing commitments through June 2013 and $365.0 million of revolving bank financing commitments through June 30, 2016.  At September 30, 2012, we had $412.9 million available under the Amended Revolving Credit Facility.  This availability reflects a reduction of $24.9 million for standby letters of credit issued against the facility.

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $116.0 million and increased the commitments maturing on June 30, 2016 (the class D facility) to $365.0 million. The class D facility includes loans held by lenders that agreed to extend and/or increase their respective commitments and new lenders to the facility. The Amended and Restated Revolving Credit Agreement also includes a class C loan facility of approximately $72.8 million, which matures on June 30, 2013. We expensed $0.3 million for the write-off of a proportionate amount of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. We paid debt issuance costs of $1.5 million in the third quarter of 2012 associated with the amendments and restatements of our Amended Revolving Credit Facility.

Borrowings under the Amended Revolving Credit Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for the class C and class D facilities remains unchanged.
Under the Amended Revolving Credit Facility, certain negative covenants were revised to provide increased flexibility. In the event AAM achieves investment grade corporate credit ratings from S&P and Moody's, AAM may elect to release all of the collateral from the liens granted pursuant to the Collateral Agreement, subject to notice requirements and other conditions.
The Amended Revolving Credit Facility is secured on a first priority basis by all or substantially all of the assets of AAM and each guarantor under the Collateral Agreement dated as of November 7, 2008, as amended and restated as of December 18, 2009 and as further amended on June 30, 2011, among AAM and its domestic subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent for the lenders under the Amended and Restated Revolving Credit Agreement and the secured noteholders under the Indenture dated as of December 18, 2009, among AAM, as issuer, the guarantors and U.S. Bank National Association, as trustee.

We paid debt issuance costs of $5.7 million in the first nine months of 2011 related to the amendments and restatements of our Revolving Credit Agreement in 2011.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2012, $32.6 million was outstanding under these facilities and an additional $38.8 million was available.

5.25% Notes On September 18, 2012, in connection with the cash tender offer, we purchased $137.8 million aggregate principal amount of the 5.25% Notes, and paid accrued interest. Upon purchase, we expensed $9.2 million related to a tender premium, $0.5 million of professional and underwriting fees and unamortized debt issuance costs of $0.1 related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

On October 3, 2012, we voluntarily redeemed the remaining 5.25% Notes outstanding as of September 30, 2012. This resulted in a principal payment of $112.2 million, a payment of $7.3 million related to a make-whole premium, as well as payment of accrued interest. Upon redemption, we expensed $0.2 million of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing.

9.25% Notes On October 5, 2012, we voluntarily redeemed 10% of the original outstanding amount under our 9.25% Notes at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as payment of accrued interest. Upon redemption, we expensed $1.1 million for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing.

In the first nine months of 2011, we voluntarily redeemed 10% of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and a $1.3 million payment for the redemption premium, as well as a payment related to accrued interest. Upon repayment, we expensed $1.4 million for the write off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs and debt discount over the expected life of the borrowing.

In the first nine months of 2012, we paid $4.0 million to acquire the remaining shares of e-AAM Driveline Systems AB (e-AAM). e-AAM, previously a joint venture between AAM and Saab Automobile AB, was created to design and commercialize electric all-wheel-drive (eAWD) systems designed to improve fuel efficiency, reduce CO2 emissions and provide all-wheel-drive capability.

In the first nine months of 2012, we repurchased 0.5 million shares of AAM common stock for $5.9 million to satisfy employee tax withholding obligations due upon the vesting of our 2007 and 2009 restricted stock grants.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2012, and we do not expect such expenditures to be significant for the remainder of 2012.

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. In the nine months ended September 30, 2012, we recorded $28.7 million in cost of goods sold, of which $28.1 million was recorded in the second quarter of 2012, related to pension and postretirement benefits to be provided to certain eligible UAW associates as a result of our election to apply MAP-21 and the subsequent recertification of our U.S. hourly pension plan.

We do not expect the resolution of this litigation to have a significant impact on our results of operations in future periods.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling and Brazilian Real.  At September 30, 2012, we had currency forward contracts with a notional amount of $45.7 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $4.2 million at September 30, 2012.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2012, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at September 30, 2012) on our long-term debt outstanding at September 30, 2012 would be approximately $0.3 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2012, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
October 26, 2012

EXHIBIT INDEX

Number	Description of Exhibit

*31.1	Certification of David C. Dauch, President & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of David C. Dauch, President & Chief Executive Officer and Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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