Form 10-K
period 2012-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2013-02-08
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2012 as reported on the New York Stock Exchange was $10.49 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $718.7 million.

As of February 6, 2013, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 74,839,567 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2012 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 2, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2012, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2012

			Page Number

Part I	Item 1	Business	1
	Item 1A	Risk Factors	12
	Item 1B	Unresolved Staff Comments	16
	Item 2	Properties	17
	Item 3	Legal Proceedings	18
	Item 4	Mine Safety Disclosures	18

Part II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
	Item 6	Selected Financial Data	19
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	37
	Item 8	Financial Statements and Supplementary Data	38
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
	Item 9A	Controls and Procedures	79
	Item 9B	Other Information	79

Part III	Item 10	Directors, Executive Officers and Corporate Governance	80
	Item 11	Executive Compensation	80
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
	Item 13	Certain Relationships and Related Transactions, and Director Independence	80
	Item 14	Principal Accounting Fees and Services	80

Part IV	Item 15	Exhibits and Financial Statement Schedules	81
Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS		XBRL Instance Document
Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document
Exhibit 101.PRE		XBRL Extension Presentation Linkbase Document
Exhibit 101.LAB		XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

Part I

Item 1.	Business

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 73% of our total net sales in 2012 and 2011, and approximately 75% of our net sales in 2010.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC's (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives. Sales to Chrysler were approximately 10% of our total net sales in 2012, 8% in 2011 and 9% in 2010. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Mack Trucks Inc. (Mack Truck), PACCAR Inc., Harley-Davidson Inc., Tata Motors, Nissan Motor Co., Ltd. (Nissan), Ford Motor Company (Ford), Deere & Company, Scania AB, Audi AG (Audi) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased to $792.6 million in 2012 as compared to $710.0 million in 2011 and $563.0 million in 2010.

We estimate our principal served market to be approximately $33 billion, based on information available at the end of 2012. Our principal served market is the global driveline market, which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2012	2011	2010
Axles and driveshafts	82%	81%	81%
Drivetrain components, forged products and other	18%	19%	19%
Total	100%	100%	100%

Business Strategy

We are focused on profitable net sales growth and strengthening our balance sheet by capitalizing on our competitive strengths and continuing to diversify our customer, product, and geographic sales mix while providing exceptional value to our customers. Over the past several years, we have taken necessary restructuring actions that allowed us to make significant, permanent structural cost reductions which have enabled us to be market cost competitive on a global basis. We expect to benefit from these actions in the future as global economic conditions and the strength of the automotive industry continue to improve.

We have aligned our business strategy to build value for our key stakeholders. This strategy emphasizes a commitment to deliver industry leading quality, technology leadership and operational excellence. By focusing on this commitment, AAM can achieve our key critical business objectives of product and customer diversification, globalization and solid financial performance. This strategy includes the following actions:

Maintain our high quality standards which are the foundation of our product durability and reliability.

•	AAM has an outstanding daily track record for delivering quality products, having averaged less than 10 discrepant parts per million (“PPM”) since 2003, as measured by our largest customer.

•
Our quality performance has resulted in improved warranty performance for our customers. As a result, customer incidents per thousand vehicles have improved an average of 15% annually since 2006, as measured by our largest customer.

Achieve technology leadership by delivering innovative driveline products which improve the diversification of our product portfolio while increasing our total global served market.

•
AAM's significant investment in research and development has resulted in the development of advanced technology products designed to assist our customers in meeting the market demands for higher fuel-efficiency; lower emissions; more sophisticated electronic controls; improved safety, ride and handling performance; and enhanced reliability and durability for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

•
AAM won an industry-first order for our EcoTrac™ disconnecting AWD technology. AAM's EcoTrac™ AWD system is a fuel-efficient and environmentally friendly driveline system that further enhances AAM's technology leadership position by providing OEMs the option of an all-wheel-drive system that disconnects when not needed to improve fuel efficiency and reduce CO2 emissions compared to conventional AWD systems. AAM's EcoTrac™ AWD system will be featured on a major passenger car and crossover vehicle program beginning in 2013.

•
In the first quarter of 2012, we paid $4.0 million to acquire the remaining shares of e-AAM Driveline Systems AB (e-AAM). e-AAM, previously a joint venture between AAM and Saab Automobile AB (Saab), was created to design and commercialize electric and hybrid driveline systems designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. AAM now has 100% ownership of e-AAM, and will continue engineering, developing and commercializing electric and hybrid driveline systems for passenger cars and crossover vehicles.

•
AAM has established a high efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technologies. Our line-up of high efficiency axles for rear-wheel drive and AWD vehicles are now featured on GM's all-new Cadillac ATS, which was named the 2013 North American Car of the Year

Sustain our operational excellence and focus on cost management to deliver exceptional value to our customers.

•
Our focus on cost management has led to sustainable structural reductions in AAM's fixed cost structure. We continue to focus on cost management through the implementation of the AAM Manufacturing System to improve quality, eliminate waste, reduce lead time and total costs globally.

•
We successfully extended our stand alone United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) agreement that covers hourly associates at our Three Rivers Manufacturing Facility to ensure market competitiveness at AAM's largest U.S. facility into 2017. We have also negotiated collective bargaining agreements that cover our hourly associates at our Colfor Manufacturing Inc. and MSP Industries Corporation subsidiaries into 2014 and 2017, respectively.

•
With the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF) in 2012, we have achieved market cost competitive labor structures at each of our global locations.

Diversify our business through the growth of new and existing customer relationships and expansion of our product portfolio.

•
In addition to maintaining and building upon our long standing relationships with GM and Chrysler, we have focused on generating profitable growth with new and existing global OEM customers, as well as commercial vehicle, off-road and emerging market OEMs. As a result, new business launches in 2012 included business with Volkswagen, Audi, Nissan, Ford, Mercedes-Benz, Daimler Truck, Tata Motors, Jaguar Land Rover, The Volvo Group and Mahindra Navistar. New and expanded business launches in 2013 through 2015 include business with Chrysler-Fiat, Daimler Truck, Ford, Honda, Jaguar Land Rover, Nissan, Tata Motors, The Volvo Group, Mercedes-Benz and others.

•
We have accelerated the development and launch of products for passenger cars and crossover vehicles and the global light truck and commercial vehicle markets. We have approximately $1.25 billion of new and incremental business backlog launching from 2013 to 2015, of which approximately 65% relates to AWD and RWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle market.

•
Approximately 50% of our new and incremental business backlog launching from 2013 to 2015 is for customers other than GM. In addition, we are quoting on approximately $500 million in new business opportunities to continue the diversification and expansion of our customer base, product portfolio and global footprint. Over 95% of these opportunities are for customers other than GM.

Achieve globalization by increasing our presence in growth markets to support our customers' global platforms.

•
Over the past few years, we have significantly increased our installed capacity in cost competitive global growth markets to support current programs and future opportunities. Specific actions included expanding facilities in Brazil, Mexico and Poland and constructing new facilities in India, Mexico and Thailand.

•
In 2011, we also expanded our existing joint venture with Hefei Automobile Axle Co., Ltd. (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automotive Group Co., Ltd.) to include 100% of HAAC's light commercial axle business. By adding the light and medium duty commercial axle business, this expanded joint venture will supply front and rear beam axles to several leading Chinese light truck manufacturers, including JAC and BAIC Foton, making AAM the second largest axle supplier in China's light commercial truck segment.

•
Approximately 40% of our $1.25 billion of new and incremental business backlog launching from 2013 to 2015 is for end use markets outside the U.S. and approximately 65% has been sourced to our manufacturing facilities outside the U.S.

Achieve solid financial performance to build value for our key stakeholders.

•
Over the past three years, AAM's compound annual growth rate (CAGR) for sales has exceeded the growth rate of the industry. AAM's new and incremental business backlog will continue to drive our sales growth to exceed a targeted 10% CAGR through 2015. This is approximately double the rate of growth expected for the industry, which is expected to grow by 4%-5% based on current industry estimates.

•
We have established a cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint by re-aligning our global installed capacity to increase our presence in global growth markets, support global product development initiatives and establish regional cost competitiveness. This includes having manufacturing facilities in Brazil, China, India, Mexico, Poland, Scotland, Thailand and the U.S.

Competition and Strengths

We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. Our principal competitors include Dana Holding Corporation, GKN plc, Magna International Inc., ZF Friedrichshafen AG, Linamar Corporation, Meritor Inc. and the in-house operations of various global OEMs. The sector is also attracting new competitors from Asia, some of whom are entering both of our product lines through the acquisition of OEM non-core operations.

With a focus on engineering and manufacturing, we support our business strategy and differentiate ourselves through outstanding long-term daily track records on quality, reliability, delivery and launch performance. We reduced our discrepant PPM performance, as measured by our largest customer, from 13,441 PPM in 1994 to an average of less than 10 PPM for the last 10 years.

We have converted our former fixed legacy labor cost structure to a highly flexible, competitive and variable cost structure.

We continuously evaluate the need to rationalize excess capacity through consolidation, divestiture, idling or closing facilities to maximize productivity and capacity utilization and further minimize operating and overhead costs. This is evidenced by the following actions:

•
In the first quarter of 2012, we closed DMC and CKMF upon the expiration of our collective bargaining agreement for these locations with the International UAW. The programs previously sourced to these locations were moved to our market cost competitive North American facilities. DMC's business was resourced to Three Rivers Manufacturing Facility, our largest U.S. manufacturing facility, and CKMF's business was resourced to the facilities in Indiana, Ohio and Mexico.

•
In 2011, we closed our Spurrier Manufacturing Facility in England. In 2010, we idled and subsequently closed our Salem Manufacturing Facility (part of our Colfor Manufacturing operations) and consolidated its operations within our two remaining facilities in Ohio. We also idled and consolidated certain administrative and engineering facilities in Michigan.

All of our global facilities utilize the AAM Manufacturing System, a business philosophy focused on lean manufacturing designed to facilitate cost reductions, improve quality, reduce inventory and improve our operating flexibility. This philosophy is demonstrated through the following:

•
Ability to drive home the benefits of market cost competitiveness and productivity initiatives - Our Three Rivers Manufacturing Facility was named one of the 10 best plants in North America by IndustryWeek Magazine, which recognizes North American manufacturing facilities that foster productive and competitive work environments and optimize customer satisfaction. The AAM Manufacturing System and associate involvement were noted as key enablers for the plant to be awarded new business.

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

Industry Trends

See Item 7, “Management's Discussion and Analysis - Industry Trends.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs.  Most raw materials (such as steel) and semi-processed or finished items (such as castings) are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.  We currently have contracts with our steel suppliers that ensure continuity of supply to our principal operating facilities in North America.  We also have validation and testing capabilities that enable us to strategically qualify steel sources on a global basis. As we continue to expand our global manufacturing footprint, we will rely on suppliers in local markets that have not yet proven their ability to meet our requirements.

Research and Development (R&D)

We continue to invest in the development of new products, processes and systems to improve efficiency and flexibility in our operations and continue to deliver innovative new products, chassis modules and integrated driveline systems to our customers.

In 2012, R&D spending was $123.4 million as compared to $113.6 million in 2011 and $82.5 million in 2010. The focus of this investment continues to be developing innovative driveline and drivetrain systems and related components for light trucks, passenger cars, SUVs, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, constant velocity joints, torque transfer devices, chassis modules and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid and electric vehicle systems. Special emphasis is also placed on the development of products and systems that provide our customers with advancements in fuel efficiency and emissions reduction and improved performance metrics such as noise vibration harshness (NVH) and power density. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

We have also developed and commercialized a disconnecting AWD system, which strengthens AAM's position as a leader in global driveline systems technology. AAM's EcoTrac™ disconnecting AWD system is an industry-first technology that seamlessly engages AWD functionality while improving fuel efficiency and reducing CO2 emissions. The system will be featured on a passenger car and crossover vehicle platform launching in 2013.

AAM also develops and manufactures high-efficiency axle systems which improve axle efficiency and fuel economy by using proprietary technologies to optimize product design and lubrication efficiency, while also significantly reducing friction. In 2012, AAM launched a high efficiency axle on the Cadillac ATS compact luxury sport sedan.

Our e-AAM subsidiary engineers and develops electric and hybrid driveline systems to be commercialized for passenger cars and crossover vehicles. These systems are designed to improve fuel efficiency by up to 30%, reduce CO2 emissions and provide AWD capability with the additional benefit of improved vehicle stability when compared to traditional mechanical AWD systems.

Through the development of our EcoTrac™ disconnecting AWD system, our high efficiency axles and e-AAM, we have significantly advanced our efforts to improve fuel efficiency and ride and handling performance while reducing emissions.

Backlog

We typically enter into agreements with our customers to provide axles or other driveline or drivetrain products for the life of our customers' vehicle programs. Our new and incremental business backlog includes awarded programs and incremental content and volume including customer requested engineering changes. Our backlog may be impacted by various assumptions, many of which are provided by our customers based on their long range production plans. These assumptions include future production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

Our new and incremental business backlog is approximately $1.25 billion for programs launching from 2013 to 2015. Approximately 65% of our new and incremental business backlog relates to RWD and AWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle markets. Approximately 40% of our new and incremental business backlog will be for end use markets outside the U.S. and approximately 65% has been sourced to our non-U.S. manufacturing facilities. Approximately 50% of our new and incremental business backlog is for customers other than GM.

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

Cyclicality and Seasonality

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Our business is also moderately seasonal as our major OEM customers historically have an extended shutdown of operations (typically 1 to 2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in December. Accordingly, our quarterly results may reflect these trends.

Environmental Matters

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2012, 2011 and 2010.

Associates

We employ approximately 11,300 associates on a global basis, including our joint venture affiliates, of which approximately 2,925 are employed in the U.S. Approximately 1,500 associates are represented by the UAW. Approximately 800 of our hourly associates at our Three Rivers Manufacturing Facility in Michigan are subject to a stand alone UAW agreement that expires September 13, 2017. An additional 700 associates at our Colfor Manufacturing, Inc. and MSP Industries Corporation subsidiaries are represented by the UAW under collective bargaining agreements that expire June 6, 2014 and April 18, 2017, respectively. In addition, approximately 125 associates at our Albion Automotive subsidiary in Scotland, approximately 3,100 associates at our Guanajuato Manufacturing Complex in Mexico and approximately 750 associates at our Araucaria Manufacturing Facility in Brazil are represented by labor unions that are subject to collective bargaining agreements. The current collective bargaining agreement at Albion will expire on March 31, 2014. The collective bargaining agreements in Mexico and Brazil expire annually.

Executive Officers of the Registrant

Name	Age	Position
Richard E. Dauch ......................................	70	Co-Founder & Executive Chairman of the Board
David C. Dauch .........................................	48	President & Chief Executive Officer
John J. Bellanti ..........................................	58	Executive Vice President - Worldwide Operations
Michael K. Simonte ...................................	49	Executive Vice President & Chief Financial Officer
Mark S. Barrett ..........................................	52	Group Vice President - Engineering & Procurement
Alberto L. Satine .......................................	56	Group Vice President - Global Sales & Business Development
David A. Culton .........................................	47	President - AAM Americas, Vice President - AAM Corporate
Phillip R. Guys ..........................................	50	Vice President - Product Engineering & Development
Terri M. Kemp ...........................................	47	Vice President - Human Resources
Michael J. Lynch .......................................	48	Vice President - Finance & Controller
Allan R. Monich..........................................	59	Vice President - Quality, Warranty & Customer Satisfaction
Steven J. Proctor ......................................	56	President - AAM Europe, Vice President - AAM Corporate
Kevin M. Smith..........................................	51	Vice President - Global Manufacturing Services
John S. Sofia ............................................	52	Vice President - Global Program Management & AAM Manufacturing Systems
Thomas J. Szymanski................................	51	Vice President - Operations - AAM Americas
Norman Willemse .....................................	56	Vice President - Metal Formed Products Business Unit

Richard E. Dauch, age 70, is Co-Founder & Executive Chairman of the Board of AAM, and is also Chairman of the Executive Committee of the Board of Directors. He served as the Chief Executive Officer of AAM from 1994 to 2012 and has been a member of AAM's Board of Directors since the Company began operations in March 1994. In October 1997, he was named Chairman of the Board of Directors. He was also President of AAM from March 1994 through December 2000. Prior to March 1994, he spent 12 years at the Chrysler Corporation, where he established the just-in-time materials management system and the three-shift manufacturing vehicle assembly process. He is a retired officer from the Chrysler Corporation. Mr. Dauch's last position at Chrysler, in 1991, was Executive Vice President of Worldwide Manufacturing. Mr. Dauch also served as Group Vice President of Volkswagen of America, where he established the manufacturing facilities and organization for the successful launch of the first major automotive transplant in the United States. Mr. Dauch has more than 48 years of experience in the automotive industry. Mr. Dauch also served as Chairman of the National Association of Manufacturers (N.A.M.), and currently serves on the Board of Directors of that organization. In 2012, Mr. Dauch was inducted into IndustryWeek's Manufacturing Hall of Fame. In addition to lecturing extensively on the subject of manufacturing, he has authored two books, "Passion for Manufacturing," which was released in 1993, and "American Drive," which was released in September 2012. Richard E. Dauch is the father of David C. Dauch.

David C. Dauch, age 48, has been President and Chief Executive Officer since September 2012 and has served on AAM's Board of Directors since April 2009. Prior to that, he served as President & Chief Operating Officer (since June 2008), Executive Vice President & COO (since December 2007); Executive Vice President - Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions and served on the Board of Directors at Collins & Aikman Products Company. Presently, he serves on the Boards of Directors of Business Leaders for Michigan, the Detroit Regional Chamber, the Great Lakes Council Boy Scouts of America and the Boys & Girls Clubs of Southeastern Michigan. Mr. Dauch also serves on the Miami University Business Advisory Council. David C. Dauch is the son of Richard E. Dauch.

John J. Bellanti, age 58, has been Executive Vice President - Worldwide Operations since September 2008. Prior to that, he served as Group Vice President - Manufacturing Services, Capital Planning & Cost Estimating (since December 2007); Vice President - Manufacturing Services, Capital Planning & Cost Estimating (since July 2006); Vice President - Engineering & Chief Technology Officer (since May 2004); Vice President, Engineering & Product Development (since September 2003); Executive Director, Manufacturing Services (since March 2000); Director, Manufacturing Engineering (since June 1998); Director Advanced Programs (since May 1996) and Plant Manager, Detroit Forge Plant (since joining our Company in March 1994). Prior to joining our Company, Mr. Bellanti worked at General Motors for 22 years in various manufacturing and engineering positions, most recently serving as Production Manager. Mr. Bellanti was on the Board of Directors for the North American Forging Industry Association from 1999 through 2003, serving as President of that Association in 2002.

Michael K. Simonte, age 49, has been Executive Vice President & Chief Financial Officer since December 2011. Simonte previously served as Executive Vice President - Finance & Chief Financial Officer (since February 2009), Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining our Company, Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

Mark S. Barrett, age 52, has been Group Vice President - Engineering & Procurement since November 2012. Prior to that, he served as Group Vice President - Engineering, Product Development & Procurement (since December 2011), Vice President - Engineering & Product Development (since October 2008), Executive Director, Engineering & Product Development (since January 2008); Executive Director, Axle & Drivetrain (since November 2006); Executive Director, Powertrain, Driveshaft and Halfshaft Engineering (since January 2006); Executive Director, Released and Domestic Programs (since January 2004); Director, Mid Size Axle Programs (since December 1998) and Staff Project Engineer (since joining our Company in March 1994).  Prior to joining our Company, Mr. Barrett served at General Motors for nine years in a variety of manufacturing and engineering positions.

Alberto L. Satine, age 56, has been Group Vice President - Global Sales & Business Development since December 2011. Prior to that, he served as Vice President - Strategic & Business Development (since November 2005), Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana's Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

David A. Culton, age 47, has been President - AAM Americas, Vice President - AAM Corporate since June 2012. Prior to that, he served as President - AAM Europe, Vice President - AAM Corporate (since November 2010), Vice President - Commercial (since September 2009); Vice President - Unibody Vehicle Business Unit (since October 2008); Controller (since April 2007); Executive Director, Sales (since July 2006);  Director, Commercial Analysis (since August 2004); Director, Finance - Operations (Since June 2003); Finance Manager (since August 1999); and Assistant Finance Manager (since joining our Company in September 1998).  Prior to joining our Company, Mr. Culton served at Chrysler Corporation for 10 years in a variety of management, finance, engineering and manufacturing positions.

Phillip R. Guys, age 50, has been Vice President - Product Engineering & Development since November 2012. Prior to that, he served as Vice President - Product Engineering since joining AAM in December 2011. Prior to joining our Company, Mr. Guys served for four years at Linamar Corporation in various senior management positions, including Vice President - Engineering, and over 20 years in various engineering positions of increasing responsibility at Ford Motor Company and General Motors.

Terri M. Kemp, age 47, has been Vice President - Human Resources since September 2012. Prior to that, she served as Executive Director - Human Resources & Labor Relations (since November 2010); Executive Director - Human Resources (since September 2009); Director - Human Resources Operations (since October 2008); Director - Program Management (since March 2008); Director - Program Management, Mexico (since August 2006); Launch Manager (since May 2006); Manager - Manufacturing (since August 2005); Manager - Manufacturing, Front Axles and Gears (since June 2005); Area Manager - Plant 1 (since October 2004); Director - Personnel, Detroit Gear & Axle (since January 2003); Area Manager - Plant 6 (since March 2002); Manager - Program Management (since February 2001); Area Manager - Manufacturing Plant 8 (since June 1999); Supervisor - I.E. Plants 1, 6 and 8 (since August 1998); Production Coordinator (since September 1997); and Manager - Productivity since joining the company in July 1996. Prior to joining our Company, Mrs. Kemp served for 9 years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 48, has been Vice President - Finance & Controller since September 2012. Prior to that, he served as Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance (since June 2003); Manager - Finance, Forge Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining our Company, Mr. Lynch served at Stellar Engineering for 9 years in various capacities.

Allan R. Monich, age 59, has been Vice President - Quality, Warranty & Customer Satisfaction since November 2010. Prior to that, he served as Executive Director - Warranty (since January 2010); Vice President - Quality Assurance & Customer Satisfaction (since July 2006); Vice President - Program Management & Capital Planning (since October 2005); Vice President - Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994.  Prior to joining our Company in March 1994, Mr. Monich worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Steven J. Proctor, age 56, has been President - AAM Europe, Vice President - AAM Corporate since June 2012. Prior to that, he served as President - AAM Asia, Vice President - AAM Corporate (since October 2008); Vice President - Sales & Marketing (since June 2004); Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Kevin M. Smith, age 51, has been Vice President - Global Manufacturing Services since November 2012. Prior to that, he served as Vice President - Driveshaft Business Unit (since December 2011); Vice President - Program Management & Launch (since November 2010), Executive Director - Advanced Programs, Cost Reductions & Productivity (since January 2010); Vice President - Mexico Operations (since December 2007); Plant Manager, Guanajuato Gear & Axle (since February 2007); Executive Director, Manufacturing Engineering (since July 2006); Executive Director, Axle Engineering (since January 2006); Director, GMT 900 Program (since October 2001); Director, Manufacturing Engineering (since June 2001); Plant Manager, Buffalo Gear, Axle & Linkage (since March 2000); Plant Manager, Three Rivers (since February 1998); Manufacturing Manager, Detroit Gear & Axle Plant (since February 1996) and Manufacturing Engineering Manager, Buffalo Gear, Axle & Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Smith served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

John S. Sofia, age 52, has been Vice President - Global Program Management & AAM Manufacturing Systems since November 2012. Prior to that, he served as Vice President - Commercial Vehicle Business (since March 2008); Vice President - Product Engineering, Commercial Vehicle Operations & Chief Technology Officer (since December 2007); Vice President - Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

Thomas J. Szymanski, age 51, has been Vice President - Operations - AAM Americas since November 2012. Prior to that, he served as Vice President - Global Manufacturing Services (since November 2010); Executive Director - Manufacturing Planning (since October 2008); Executive Director - Corporate Manufacturing Services Unibody Vehicles (since January 2008); Director - Cost Estimating & Advanced Manufacturing Engineering (since August 2006); President & Chief Operating Officer - Colfor Manufacturing, Inc. (since August 2004); Director - Corporate Manufacturing Engineering (since January 2003); Plant Manager - Three Rivers Gear & Axle (since March 2000); Plant Manager - Tonawanda Forge (since December 1998); Manufacturing Manager - Tonawanda Forge (since March 1994); and Area Manager, Axle Assembly - Buffalo Gear & Axle (since the formation of our Company in March 1994). Prior to joining our Company in March 1994, Mr. Szymanski worked for General Motors for 11 years in a variety of manufacturing and plant management positions.

Norman Willemse, age 56, has been Vice President - Metal Formed Product Business Unit since December 2011. Prior to that, he served as Vice President - Global Metal Formed Product Business Unit (since October 2008), Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for seven years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

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

	December 31,
	2012	2011	2010
	(in millions)
Net sales
United States	$1,576.6	$1,587.3	$1,396.7
Canada	75.0	60.8	50.1
Mexico	755.1	678.5	638.0
South America	216.4	134.8	99.5
Asia	214.5	33.2	19.0
Europe and other	93.3	90.4	79.7
Total net sales	$2,930.9	$2,585.0	$2,283.0

Long-lived assets
United States	$865.3	$845.7	$816.2
Mexico	417.7	384.9	381.8
South America	113.3	131.9	124.4
Asia	159.0	131.7	101.2
Europe	72.5	51.3	50.4
Total long-lived assets	$1,627.8	$1,545.5	$1,474.0

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

General global economic conditions may have an adverse impact on our operating performance and results of operations.

The automotive industry has continued to improve over the past three years after suffering the effects of the global financial crisis experienced in 2008 and 2009. While the U.S. SAAR increased to 14.4 million units in 2012 from 12.7 million in 2011, the automotive industry is still recovering from the effects of the unprecedented decline in consumer demand and production volumes. General economic conditions such as the depressed U.S. housing market, continued high unemployment rates and general economic instability may still hinder a full recovery of the domestic automotive industry over the next few years. Additionally, continued turmoil in the European credit markets and the debt crisis in the Euro-zone pose potential threats to global growth and market stability, which could have an adverse impact on the recovery of the automotive industry. Continued weakness or deteriorating conditions in the U.S. or global economy that results in another reduction or depressed levels of automotive production and sales by our largest customers may adversely affect our business, financial condition and results of operations. Additionally, in a flat or declining economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

Our business is significantly dependent on sales to GM and Chrysler.

We are the principal supplier of driveline components to GM for its RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM's RWD and 4WD/AWD axle requirements for these vehicle platforms. Sales to GM were approximately 73% of our total net sales in 2012 and 2011, and approximately 75% of our total net sales in 2010. A reduction in our sales to GM or a reduction by GM of its production of RWD light trucks or SUVs, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

We are also the principal supplier of driveline system products for Chrysler's Ram program and its derivatives. Sales to Chrysler accounted for approximately 10% of our total net sales in 2012, 8% in 2011 and 9% in 2010. A reduction in our sales to Chrysler or a reduction by Chrysler of its production of the Ram program, as a result of market share losses of Chrysler or otherwise, could have a material adverse effect on our results of operations and financial condition.

Our business is dependent on the rear-wheel drive light truck and SUV market segments in North America.

A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms in North America. Sales and production levels of light trucks and SUVs are being affected by many factors, including changes in consumer demand; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; and government regulation, such as the corporate average fuel economy (CAFE) regulations and related emissions standards promulgated by federal and state regulators. In 2012, the Obama Administration announced new CAFE standards for cars and light-duty trucks, raising the standard to the equivalent of 54.5 miles per gallon by 2025. Our customers are currently planning for these regulations and the potential impact on consumer preferences and demand for vehicles. A reduction in the market segment we currently supply could have a material adverse impact on our results of operations and financial condition.

Our company or our customers may not be able to successfully and efficiently manage the timing and costs of new product program launches.

Certain of our customers are preparing to launch new product programs for which we will supply newly developed driveline system products and related components.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or any other future product programs on a timely basis.  Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities.  We may also experience difficulties with the performance of our supply chain on program launches, which could result in our inability to meet our contractual obligations to key customers. Production shortfalls or production delays, if any, could result in our failure to effectively manage our material and freight costs relating to these program launches. In addition, our customers may delay the launch or fail to successfully execute the launch of these new product programs, or any additional future product program for which we will supply products. Our revenues, operating results and financial condition could be adversely impacted if our customers fail to timely launch such programs or if we are unable to manage the timing requirements and costs of new product program launches.

Our company may not realize all of the revenue expected from our new and incremental business backlog.

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production. It is also possible that our customers may delay or cancel a product program that has been awarded to us. Our revenues, operating results and financial condition could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new and incremental business backlog.

We are under continuing pressure from our customers to reduce our prices.

Annual price reductions are a common practice in the automotive industry. The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established. Many of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. If we must accommodate a customer's demand for higher annual price reductions and are unable to offset the impact of any such price reductions through continued technology improvements, cost reductions or other productivity initiatives, our results of operations and financial condition could be adversely affected.

Our business could be adversely affected by disruptions in our supply chain and our customers' supply chain.

We depend on a limited number of suppliers for certain key components and materials needed for our products. We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources. As we continue to expand our global manufacturing footprint, we need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements. These supply chain characteristics make us susceptible to supply shortages and price increases. In addition, over the past several years, many of our direct material suppliers have filed for bankruptcy protection and restructured their operations to significantly reduce their installed capacity. If production volumes increase rapidly, there can be no assurance that the suppliers of critical components and materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

Natural disasters, such as the earthquake in Japan and the floods in Thailand, affected the automotive industry's supply chain in 2011. Although our direct supply chain did not suffer any material effects from these natural disasters, future natural disasters could cause a disruption in the supply of critical components to us and our customers and have a material adverse effect on our results of operations and financial condition.

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

We may incur material losses and costs as a result of product recall or field action, product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty, product recall or field action and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products. Prior to 2011, we experienced negligible warranty charges from our customers due to our contractual arrangements and the quality, warranty, reliability and durability performance of our products. As part of our 2009 Settlement and Commercial Agreement with GM, we agreed to expanded warranty cost sharing, which began on January 1, 2011. In addition, as we continue to diversify our customer base, we will have an increased obligation to share in the cost of providing warranties as part of our agreements with new customers. Costs and expenses associated with warranties, field actions, product recalls and product liability claims could have a material adverse impact on our results of operations and financial condition and may differ materially from the estimated liabilities that we have recorded in our consolidated financial statements.

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

Worldwide commodity market conditions have resulted in volatility in the cost of steel and other metallic materials in recent years. As general economic conditions have improved and customer demand has increased, the cost of steel and metallic materials needed for our products has increased. If we are unable to pass cost increases on to our customers, this could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected if we fail to maintain satisfactory labor relations.

The majority of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. Substantially all of our hourly associates in the U.S. are represented by the UAW. Approximately 3,850 of our hourly associates at our facilities in Mexico and Brazil are also covered by collective bargaining agreements which expire annually. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

Our company's global operations are subject to risks and uncertainties.

We have business and technical offices and manufacturing facilities in many foreign countries, including Brazil, China, India, Mexico, Poland, Scotland, Sweden and Thailand. Approximately 8,375 of our 11,300 associates are located outside of the U.S. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. Our global operations may also be adversely affected by political events and domestic or international terrorist events and hostilities. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

Our financial condition and operations may be adversely affected by a violation of financial and other covenants.

Our Amended Revolving Credit Facility contains financial covenants related to secured indebtedness leverage and interest coverage.  The Amended Revolving Credit Facility, our 9.25% Senior Secured Notes due 2017 (9.25% Notes) and the indentures governing our senior unsecured notes limit our ability to make certain investments, loans and guarantees, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, enter into certain restrictive agreements, merge, make acquisitions or sell all or substantially all of our assets.  The Amended Revolving Credit Facility and the 9.25% Notes also significantly restrict our ability to incur additional secured debt.  The Amended Revolving Credit Facility, the 9.25% Notes and the indentures governing our senior unsecured notes also include customary events of default.  Obligations under the Amended Revolving Credit Facility, the 9.25% Notes, the 7.75% senior unsecured notes due 2019 and our 6.625% Senior Unsecured Notes due 2022 (6.625% Notes) are required to be guaranteed by most of our U.S. subsidiaries that hold domestic assets.  In addition, the Amended Revolving Credit Facility and the 9.25% Notes are secured on a first priority basis by all or substantially all of our assets, the assets of Holdings and each guarantor's assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets and a portion of the capital stock of the first tier foreign subsidiaries of AAM and each guarantor.  A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with these contracts.  A default or acceleration under the Amended Revolving Credit Facility, the 9.25% Notes or the indentures governing our senior unsecured notes may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

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

As we continue to expand globally, we have engaged, and may continue to engage, in acquisitions and joint ventures that involve potential risks, including failure to successfully integrate and realize the expected benefits of such acquisitions and joint ventures. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions may have an adverse impact on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate in 13 countries and have 33 manufacturing, engineering and business office facilities worldwide of which the principal facilities are:

Name	Type of Interest	Function
Three Rivers Manufacturing Facility Three Rivers, MI	Owned	Front and rear axles and driveheads
Lancaster Manufacturing Facility Lancaster, Pennsylvania	Leased	Assembly of axles and driveheads for commercial vehicles
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH	Owned	Forged products Forged and machined products and rear axles
MSP Industries Oxford, MI	Leased	Forged and machined products
Oxford Forge Oxford, MI	Owned	Forged products
AccuGear, Inc. Fort Wayne, IN	Owned	Forged and machined products
DieTronik Auburn Hills, MI	Owned	Tool & die manufacturer
Guanajuato Manufacturing Complex Guanajuato, Mexico	Owned	Rear axles and driveshafts, front axles, front auxiliary driveshafts, forging products, rear differential modules, power transfer units and transfer cases
AccuGear - Silao Silao, Mexico	Owned	Forged and machined products
Araucária Manufacturing Facility Araucária, Brazil	Owned	Front and rear axles, machining of forged and cast products, and constant velocity joints
Rayong Manufacturing Facility Rayong, Thailand	Owned	Front and rear axles and driveshafts
Albion Automotive Glasgow, Scotland	Leased	Front and rear axles for medium and heavy-duty trucks and buses and transfer cases
Changshu Manufacturing Facility Changshu, China	Owned	Front axles, independent rear drive axles, rear drive modules, gear sets and machined cases
Pantnagar Manufacturing Facility Pantnagar, India	Owned	Rear axles
Pune Manufacturing Facility Pune, India	Owned	Driveheads
Chennai Manufacturing Facility Chennai, India	Owned	Assembly of front and rear axles
Swidnica Manufacturing Facility Swidnica, Poland	Owned	Transmission differentials and machined products
World Headquarters Detroit, MI	Owned	Executive and administrative offices
Quality Engineering Technical Center Auburn Hills, MI	Owned	Prototypes, R&D, and design engineering
Technical Center Rochester Hills, MI	Owned	R&D, design engineering, metallurgy, testing and validation

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2012, 2011 and 2010.

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. In 2012, we recorded $28.7 million in cost of goods sold related to pension and postretirement benefits to be provided to certain eligible UAW associates as a result of our election to apply the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21) and the subsequent recertification of our U.S. hourly pension plan.  In December 2012, we settled this matter with the International UAW. This settlement had no further impact on our operating results in 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.”

Stockholders and High and Low Sales Prices

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
High	$12.95	$12.06	$12.80	$12.48	$12.95
Low	$10.49	$8.36	$9.55	$9.43	$8.36
2011
High	$16.15	$12.80	$11.96	$10.04	$16.15
Low	$12.38	$9.79	$6.98	$7.01	$6.98

Prices are the quarterly high and low closing sales prices for our common stock as reported by the NYSE. We had approximately 361 stockholders of record as of February 6, 2013.

Dividends

We did not declare or pay any cash dividends on our common stock in 2012. Our senior debt agreements limit our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6. Selected Financial Data

FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY
Year Ended December 31,

	2012		2011		2010	2009		2008
	(in millions, except per share data)
Statement of income data
Net sales	$2,930.9		$2,585.0		$2,283.0	$1,521.6		$2,109.2
Gross profit (loss)	399.7		455.1		401.7	(31.1)		(865.2)
Selling, general and
administrative expenses	243.3		231.7		197.6	172.7		185.4
Operating income (loss)	156.4		223.4		204.1	(203.8)		(1,050.6)
Net interest expense	(101.0)		(82.7)		(85.2)	(82.5)		(67.9)
Net income (loss)	366.7	(a)(b)(c)	137.1	(a)(b)	114.5	(253.3)	(a)(b)	(1,224.6)	(a)
Net income (loss) attributable to AAM	367.7	(a)(b)(c)	142.8	(a)(b)	115.4	(253.1)	(a)(b)	(1,224.3)	(a)
Diluted earnings (loss) per share	$4.87		$1.89		$1.55	$(4.81)		$(23.73)
Diluted shares outstanding	75.4		75.4		74.5	52.6		51.6

Balance sheet data
Cash and cash equivalents	$62.4		$169.2		$244.6	$178.1		$198.8
Total assets	2,866.0		2,328.7		2,114.7	1,986.8		2,247.7
Total long-term debt	1,454.1		1,180.2		1,010.0	1,071.4		1,139.9
Total AAM stockholders' deficit	(120.8)		(425.5)		(479.5)	(560.2)		(435.7)
Dividends declared per share	—		—		—	—		0.34

Statement of cash flows data
Cash provided by (used in) operating activities	$(175.5)		$(56.3)		$240.3	$15.9		$(163.1)
Cash used in investing activities	(185.4)		(184.1)		(107.0)	(74.6)		(231.7)
Cash provided by (used in) financing activities	253.5		167.2		(66.4)	32.1		254.5
Dividends paid	—		—		—	—		(18.3)

Other data
Depreciation and amortization	$152.2		$139.4		$131.6	$134.7		$199.5
Capital expenditures	207.6		163.1		108.3	137.7		147.3
Purchase buyouts of leased equipment	—		13.4		7.8	—		—
Proceeds from sale-leaseback of equipment	12.1		—		—	—		—

(a)
Includes net special charges, curtailment gains, asset impairments and asset redeployment and other restructuring costs associated with plant closures of $40.6 million in 2012 (including $28.7 million of expense related to contractual termination benefits provided to certain eligible UAW associates as a result of the DMC and CKMF plant closures); asset impairments, other non-recurring costs and tax refunds of $16.6 million in 2011 (including $0.5 million related to the non-controlling interest portion of a $1.6 million asset impairment recorded by e-AAM); $120.5 million in 2009 and $985.4 million in 2008 primarily related to restructuring actions.

(b)	Includes charges of $19.8 million in 2012, $3.1 million in 2011 and $7.7 million in 2009 related to debt refinancing and redemption costs.

(c)	Includes the impact of the reversal of our valuation allowance on U.S. federal deferred tax assets of $337.5 million in the fourth quarter of 2012.

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 73% of our total net sales in 2012 and 2011, and 75% of our total net sales in 2010.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC's (Chrysler) heavy-duty Ram full-size pickup trucks (Ram program) and its derivatives. Sales to Chrysler were approximately 10% of our total net sales in 2012, 8% in 2011 and 9% in 2010. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Mack Trucks Inc. (Mack Truck), PACCAR Inc., Harley-Davidson Inc., Tata Motors, Nissan Motor Co., Ltd. (Nissan), Ford Motor Company (Ford), Deere & Company, Scania AB, Audi AG (Audi) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased to $792.6 million in 2012 as compared to $710.0 million in 2011 and $563.0 million in 2010.

In 2012, we took further actions in order to improve the market cost competitiveness of our labor cost structure and rationalize our operating capacity. We closed both the Detroit Manufacturing Complex (DMC) and the Cheektowaga Manufacturing Facility (CKMF) in February 2012, at the expiration of our collective bargaining agreement with the International UAW. As a result of these recent actions, along with others made over the past several years, we have aligned our global capacity with projected market demand and improved our regional cost competitiveness on a global basis. As a result of these plant closures, we recorded net special charges including curtailment gains, asset impairments, asset redeployment and other restructuring costs of $40.6 million. As we look beyond 2012, we continue to focus on profitably growing sales, significantly diversifying our customer, product and geographic sales mix and strengthening our balance sheet.

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

In 2012, the U.S. Seasonally Adjusted Annual Rate of sales (SAAR) increased to 14.4 million units from 12.7 million in 2011. While the increase in production levels represents a significant year-over-year improvement, these production levels remain depressed in comparison to the 16.1 million U.S. SAAR experienced in 2007. Factors such as the depressed U.S. housing market and continued high unemployment rates may still hinder a full recovery of the domestic automotive industry over the next few years. Additionally, continued turmoil in the European credit markets and the debt crisis in the Euro-zone pose potential constraints to market stability and global growth in the automotive industry. However, as a result of the significant restructuring actions that were implemented over the previous years, and the increasing age of vehicles currently on the road, we expect that the U.S. domestic OEMs and their suppliers will continue to capitalize on these increased volumes and provide improved financial performance as the industry recovers.

GLOBAL AUTOMOTIVE PRODUCTION The trend toward the globalization of automotive production continues to intensify in regions such as Asia (particularly China, India, South Korea and Thailand), Eastern Europe and South America. Automotive production in these regions is expected to continue to grow while production in the traditional automotive production centers such as North America, Western Europe and Japan are continuing to improve from recent declines. We have significantly increased our global installed capacity to support current programs and future opportunities while reducing our installed capacity in the U.S. We have expanded our facilities in Brazil, Mexico and Poland, constructed new facilities in India, Mexico and Thailand and increased our investment in our China joint venture. We also have offices in Brazil, China, Germany, India, South Korea and Sweden to support these developing markets. We expect our business activity in these markets to increase significantly over the next several years. Approximately 40% of our new and incremental business backlog is for end use markets outside the U.S. and approximately 65% has been sourced to our manufacturing facilities outside the U.S.

STEEL AND OTHER METALLIC COMMODITIES Worldwide commodity market conditions have resulted in volatile steel and other metallic material prices. As general economic conditions have improved and production levels increased in 2012, demand for these commodities has grown and prices have risen. We have taken actions to mitigate the impact of this trend through commercial agreements with our customers, strategic sourcing arrangements with suppliers and technology advancements that result in using less metallic content or less expensive metallic content in the manufacturing of our products. The majority of our sales contracts with our largest customers provide price adjustment provisions for metal market price fluctuations. We do not have metal market price provisions with all of our customers for all of the parts that we sell. We also have agreed to share in the risk of metal market price fluctuations in certain customer contracts. As a result, we may experience higher net costs for raw materials. These cost increases would come in the form of metal market adjustments and base price increases. We currently have contracts with our steel suppliers that ensure continuity of supply to our principal operating facilities in North America.  We also have validation and testing capabilities that enable us to strategically qualify steel sources on a global basis.

PRICE PRESSURE Year-over-year price reductions are a common competitive practice in the automotive industry. As OEMs continue to demand cost cutting initiatives, we anticipate increased pressure to reduce the cost of our own operations. The majority of our products are sold under long-term contracts with prices scheduled at the time the contracts are established. Many of our contracts require us to reduce our prices in subsequent years and most of our contracts allow us to adjust prices for engineering changes. We do not believe that the price reductions we have committed to our customers will have a material adverse impact on our future operating results because we intend to lessen the impact of such price reductions through continued cost reductions, efficiency improvements or other productivity initiatives.

INCREASE IN DEMAND FOR ALTERNATIVE ENERGY SOURCES AND ELECTRONIC INTEGRATION With a shift towards aggressive, environmentally focused legislation in the U.S., we have observed an increased demand for technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. In August 2012, the Obama Administration announced the new CAFE standard for cars and light-duty trucks, raising the standard to the equivalent of 54.5 miles per gallon, by 2025. As a result, OEMs and suppliers are competing intensely to develop and market new and alternative technologies, such as electric vehicles, hybrid vehicles, fuel cells, diesel engines and efficiency improvements of driveline systems to improve fuel economy and emissions.

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

We are responding to the continuing change in vehicle mix in the North American market as well as expected increases in CAFE regulations, with ongoing research and development (R&D) efforts that focus on fuel economy, emission reduction and environmental improvements. These efforts position us to compete as this product mix shift continues and have led to new business awards for products that support AWD and RWD passenger cars and crossover vehicles. We are continuing to invest in the development of advanced products focused on fuel economy, mass reductions, vehicle safety and performance leveraging electronics and technology. We have increased our focus on alternative energy and electronics by investing in product development that is consistent with the continued shift in market demand. Approximately 60% of AAM's new and incremental business backlog launching from 2013 to 2015, which is an estimated $1.25 billion, relates to AAM's newest AWD systems for passenger cars and crossover vehicles. In 2010, we entered into a joint venture with Saab in which the new company, e-AAM (now our wholly-owned subsidiary), was created to engineer and develop electric and hybrid driveline systems to be commercialized for passenger cars and crossover vehicles. These systems are designed to improve fuel efficiency by up to 30%, reduce CO2 emissions and provide AWD capability with the additional benefit of improved vehicle stability when compared to traditional mechanical AWD systems. We have also developed and commercialized a disconnecting AWD system, which strengthens AAM's position as a leader in global driveline systems technology. AAM's EcoTrac™ disconnecting AWD system is an industry-first technology that seamlessly engages AWD functionality while improving fuel efficiency and reducing CO2 emissions. The system will be featured on a passenger car and crossover vehicle platform launching in 2013.

AAM also develops and manufactures high-efficiency axle systems which improve axle efficiency and fuel economy by using proprietary technologies to optimize product design and lubrication efficiency, while also significantly reducing friction. In 2012, AAM launched a high efficiency axle on the Cadillac ATS compact luxury sport sedan. Through the development of our EcoTrac™ disconnecting AWD system, our high efficiency axles and our e-AAM subsidiary, we have significantly advanced our efforts to improve fuel efficiency and ride and handling performance while reducing emissions.

RESULTS OF OPERATIONS

NET SALES Net sales increased by 13% to $2,930.9 million in 2012 as compared to $2,585.0 million in 2011 and $2,283.0 million in 2010.

Our sales in 2012, as compared to 2011, reflect an increase of approximately 3.8% in production volumes for the major North American light truck and SUV programs we currently support. These increases reflect the improvement in both general economic conditions and market conditions in the automotive industry. The increase in sales also reflects the favorable impact of new product launches, many of which support passenger car platforms.

Our sales in 2011, as compared to 2010, reflect an increase of approximately 7.5% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,473 in 2012 as compared to $1,487 in 2011 and $1,441 in 2010. The change in content-per-vehicle in 2012 as compared to 2011 is primarily due to a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement. The increase in 2011 as compared to 2010 is primarily due to mix shifts favoring the next generation of heavy-duty trucks for GM and higher metal market pass throughs.

Our 4WD/AWD penetration rate was 64.4% in 2012 as compared to 63.0% in 2011 and 64.2% in 2010. We define 4WD/AWD penetration as the total number of front axles we produce divided by the total number of rear axles we produce for the vehicle programs we support.

GROSS PROFIT Gross profit was $399.7 million in 2012 as compared to $455.1 million in 2011 and $401.7 million in 2010. Gross margin was 13.6% in 2012 as compared to 17.6% in both 2011 and 2010. The change in gross profit in 2012 as compared to 2011 primarily reflects the impact of special charges related to the closure of DMC and CKMF, as well as costs associated with increased levels of global launch activity, which includes premium freight costs, lower capacity utilization and labor inefficiencies. We estimate premium freight costs to be approximately $24 million in 2012. In addition, gross profit was adversely impacted by material cost inflation of approximately $32 million and higher warranty accruals.

Gross profit in 2012 includes special charges of $28.7 million of expense related to contractual termination benefits provided to certain eligible UAW associates as a result of the DMC and CKMF plant closures and $32.5 million of expense primarily related to asset impairments, asset redeployment and other restructuring costs associated with the closure of DMC and CKMF. The impact on gross profit as a result of these special charges was partially offset by a $21.8 million other postretirement benefits (OPEB) curtailment gain recorded as a result of the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures and a $5.2 million settlement gain related to the termination of the UAW Legal Services Plan. Also included in gross profit in 2012, is a gain of $2.2 million related to the sale of CKMF.

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

Gross profit in 2010 includes the adverse impact of an arbitration ruling related to the transfer of certain production from DMC to another AAM facility for which we recorded a charge of $5.3 million for wages and benefits owed to certain UAW represented associates at the DMC. Gross profit in 2010 also includes net special charges of $1.1 million related to $8.7 million of asset impairment and related charges at our Salem Manufacturing Facility, net of $7.6 million of adjustments to previously recorded estimates for Supplemental Unemployment Benefits, idled leased assets and one-time termination benefit accruals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) SG&A (including R&D) was $243.3 million in 2012 as compared to $231.7 million in 2011 and $197.6 million in 2010. SG&A as a percentage of net sales was 8.3% in 2012, 9.0% in 2011 and 8.7% in 2010. The increase in SG&A in 2012 as compared to 2011 is primarily the result of higher R&D spending and increases in our salaried workforce to support worldwide growth, which is partially offset by lower incentive compensation accruals and stock-based compensation expense. The increase in SG&A in 2011 as compared to 2010 primarily reflects increased R&D spending, including costs related to e-AAM, a joint venture that we formed with Saab Automobile AB (Saab) in the fourth quarter of 2010 that is now a wholly-owned subsidiary.

In 2011, Saab filed for bankruptcy and entered into liquidation status. As a result, in 2011, we recorded a $1.6 million impairment charge to SG&A to write off the intangible asset associated with the long-term supply agreement with Saab acquired as part of our joint venture formation in 2010.

SG&A in 2010 included a $3.3 million write down of administrative and engineering facilities located in Detroit, Michigan.

R&D In 2012, R&D spending in product, process and systems was $123.4 million as compared to $113.6 million in 2011 and $82.5 million in 2010. The focus of this investment continues to be developing innovative driveline and drivetrain systems and components for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, halfshafts, torque transfer devices, and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid vehicle systems. Special emphasis is also placed on the development of products and systems that provide our customers with advancements in fuel efficiency and emissions reduction and improved performance metrics such as noise vibration harshness (NVH) and power density.

OPERATING INCOME Operating income was $156.4 million in 2012 as compared to $223.4 million in 2011 and $204.1 million in 2010. Operating margin was 5.3% in 2012 as compared to 8.6% in 2011 and 8.9% in 2010. The changes in operating income and operating margin in 2012, 2011 and 2010 were due to the factors discussed in Gross Profit and SG&A.

INTEREST EXPENSE Interest expense was $101.6 million in 2012, $83.9 million in 2011 and $89.0 million in 2010. The increase in interest expense in 2012 reflects higher average outstanding borrowings as compared to 2011. The decrease in interest expense in 2011 as compared to 2010 relates primarily to higher capitalized interest as a result of increased capital expenditures to support our significant global program launches.

The weighted-average interest rate of our total debt outstanding was 7.8%, 8.0% and 8.1% during 2012, 2011 and 2010, respectively.

INVESTMENT INCOME Investment income was $0.6 million in 2012, $1.2 million in 2011 and $3.8 million in 2010. Investment income includes interest and dividends earned on cash and cash equivalents and short-term investments during the period.  Investment income includes a gain of $0.1 million and $2.3 million in 2011 and 2010, respectively, related to distributions of our short-term investments from which distributions were previously suspended.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2012, 2011 and 2010:

Debt refinancing and redemption costs In 2012, we expensed $19.8 million of unamortized debt issuance costs, discount and prepayment premiums related to our Amended and Restated Revolving Credit Agreement, the purchase of $137.8 million of our 5.25% Notes pursuant to a tender offer, the subsequent redemption of the remaining $112.2 million of our 5.25% Notes and the voluntary redemption of $42.5 million of our 9.25% Notes. In 2011, we expensed $3.1 million of unamortized debt issuance costs, discount and prepayment premiums related to the voluntary redemption of $42.5 million of our 9.25% Notes and the termination of our Second Lien Term Loan with GM.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was expense of $4.1 million in 2012, income of $0.5 million in 2011 and expense of $0.1 million in 2010. The change in 2012, as compared to 2011, is primarily due to foreign exchange losses in our Brazil and Mexican operations.

INCOME TAX EXPENSE (BENEFIT) Income tax expense (benefit) was a benefit of $335.2 million in 2012 as compared to expense of $1.0 million in 2011 and expense of $4.3 million in 2010. Our effective income tax rate was negative 1,064.2% in 2012 as compared to 0.7% in 2011 and 3.6% in 2010.

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2012	2011	2010
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(85.0)	(34.6)	(42.9)
State and local	3.5	(1.2)	1.6
Valuation allowance	(985.0)	(30.7)	(39.3)
U.S. tax on unremitted foreign earnings	(29.5)	26.3	49.6
Other	(3.2)	5.9	(0.4)
Effective income tax rate	(1,064.2)%	0.7%	3.6%

During 2012, our business returned to a position of cumulative profitability on a pre-tax basis, considering our operating results for the current year (2012) and the previous two years (2011 and 2010). We concluded that this record of cumulative profitability in recent years, in addition to the restructuring of our U.S. operations and our long range forecast showing continued profitability, has provided sufficient positive evidence that our net U.S. federal tax benefits more likely than not will be realized. Accordingly, in the fourth quarter of 2012, we released the valuation allowance against our net federal deferred tax assets for entities in the U.S., resulting in a $337.5 million benefit in our 2012 provision for income taxes. Our income tax benefit and effective tax rate in 2012 reflect the impact of this valuation allowance reversal.
Our income tax expense and effective tax rate for 2012 also reflect a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

As of December 31, 2012, we have retained a valuation allowance of approximately $166.1 million related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. See "Critical Accounting Estimates – Valuation of Deferred Tax Assets and Other Tax Liabilities" below for more detail on the impact of this reversal.

For each reporting period until the valuation allowance was released, we experienced low effective tax rates as we continued to record net tax expense only for those locations in which we did not have a valuation allowance in place.  As a result of reversing our valuation allowance against our net federal deferred tax assets in the U.S. in 2012, we expect to experience higher effective tax rates going forward.

Our income tax expense and effective tax rate in 2011 reflect the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense for 2011 also reflects net tax benefits of $4.5 million relating to the favorable resolution of income tax audits in the U.S. and the impacts of tax law changes in Brazil and the state of Michigan. Our low effective tax rate was primarily the result of our valuation allowance against deferred tax assets as of December 31, 2011.

Our income tax expense and effective tax rate for 2010 reflect the effect of recognizing an NOL benefit against our taxable income in the U.S. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in 2010 attributable to the monetization of alternative minimum tax and research and development credits. We received this tax refund during the fourth quarter of 2010.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS Net loss attributable to noncontrolling interests was $1.0 million in 2012, $5.7 million in 2011 and $0.9 million in 2010. The decrease in 2012 as compared to 2011 is attributable to the acquisition of the noncontrolling interest in e-AAM in the first quarter of 2012. There is no longer an allocation of net loss attributable to noncontrolling interests related to this entity. The increase in 2011 as compared to 2010 primarily reflects the portion of the net expenses of e-AAM that relates to noncontrolling interests, which included an impairment charge of $0.5 million in 2011 related to the write off of the Saab intangible asset.

NET INCOME ATTRIBUTABLE TO AAM AND EARNINGS PER SHARE (EPS) Net income attributable to AAM was $367.7 million in 2012 as compared to $142.8 million in 2011 and $115.4 million in 2010. Diluted earnings per share was $4.87 in 2012 as compared to $1.89 per share in 2011 and $1.55 per share in 2010. Net Income and EPS were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense, Debt Refinancing and Redemption Costs and Income Tax Expense (Benefit).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Amended Revolving Credit Facility will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash used in operating activities was $175.5 million in 2012 as compared to net cash used in operating activities of $56.3 million in 2011 and net cash provided by operating activities of $240.3 million in 2010.

Pension and OPEB We contributed $225.4 million to our pension trusts in 2012, which included our regulatory funding requirements of $35.0 million. This compares to $52.0 million in 2011, which included $26.0 million of contributions that were in excess of our minimum statutory funding requirements for the 2011 calendar year, and $44.0 million in 2010. This funding compares to our annual pension expense, including special and contractual termination benefits, curtailments and settlements of $24.6 million in 2012, $14.5 million in 2011 and $12.6 million in 2010. Due to our significant pension contributions made in 2012, we do not expect to make any cash payments in 2013 to satisfy our regulatory funding requirements.

On September 27, 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of DMC and CKMF. As part of this agreement, in the third quarter of 2012, we contributed $114.7 million in excess of our statutory minimum to our U.S. hourly pension plan, which is included in the contributions described above.

Our cash outlay for OPEB, net of GM cost sharing, was $11.5 million in both 2012 and 2011 and $10.4 million in 2010. This compares to our annual postretirement cost, including special and contractual termination benefits, curtailments and settlements, of expense of $3.3 million in 2012, $15.2 million in 2011 and $12.6 million in 2010. We expect our cash outlay for other postretirement benefit obligations in 2013, net of GM cost sharing, to be approximately $15 million.

GM Payment Terms As a result of a change in the administration of GM supplier payment terms from pay on shipment to pay on receipt, our operating cash flow was negatively impacted by approximately $33.1 million in 2012.

In conjunction with the 2009 Settlement and Commercial Agreement with GM, we agreed to expedited payment terms of “net 10 days” from GM (as compared to previously existing terms of approximately 45 days) in exchange for a 1% early payment discount. We estimated that the accelerated payment terms favorably impacted cash flow from operations by approximately $23 million in 2010. In 2011, we elected to terminate the expedited payment terms and transition to GM standard weekly payment terms of approximately 50 days.  As a result of the termination of these expedited payment terms in 2011, our operating cash flow was negatively impacted by approximately $190 million in 2011.

Cash paid for special charges In 2012, we made cash payments of $37.9 million for special charges primarily related to asset redeployment, capital expenditures and other costs associated with the closure of DMC and CKMF in the first quarter of 2012. We paid $34.6 million in 2011 related to asset redeployment and other costs associated with our announced closures of DMC and CKMF and leased assets that were permanently idled prior to 2011. In 2010, we paid $46.9 million related to our ongoing restructuring actions. These cash payments primarily related to hourly and salaried workforce reductions initiated prior to 2010.  We expect to make payments of $0.5 million in 2013 related to our remaining restructuring accrual as of December 31, 2012.

In 2011, we paid $18.6 million for purchase buyouts of leased equipment, of which $13.4 million is included in the investing section of our Consolidated Statement of Cash Flows.

Incentive compensation payments We paid approximately $37.0 million in 2012, approximately $31.0 million in 2011 and approximately $5.0 million in 2010 related to incentive compensation as a result of our increased profitability and statutory requirements in certain jurisdictions.

Sales and production volumes Cash provided by operating activities was favorably impacted by higher profits related to an increase in sales and production activity in 2011 and 2010.

Accounts receivable Accounts receivable at year-end 2012 were $463.4 million as compared to $333.3 million at year-end 2011 and $146.6 million at year-end 2010. The increase in our year-end 2012 accounts receivable balance was primarily due to increased sales in November and December 2012 as compared to November and December of 2011, as well as the change in administration of GM payment terms. The increase in our year-end 2011 accounts receivable balance primarily reflects the termination of expedited payment terms with GM and the transition to standard weekly payment terms of approximately 50 days, effective June 30, 2011.

Inventories At year-end 2012, inventories were $224.3 million as compared to $177.2 million at year-end 2011 and $130.3 million at year-end 2010. The increase in inventory in 2012, as compared to 2011, was primarily related to the impact of global sourcing and plant loading initiatives, new program launches and increased production in existing programs during 2012. The increase in inventory in 2011, as compared to 2010, primarily reflects increased inventory levels related to new program launches, higher production in existing programs, bank builds related to our pending DMC and CKMF plant closures and the ramp-up of production at our Rayong Manufacturing facility in Thailand.

Accounts payable At year-end 2012, accounts payable were $396.1 million as compared to $337.1 million at year-end 2011 and $283.6 million at year-end 2010. The increase in accounts payable at year-end 2012, as compared to year-end 2011, primarily reflects an increase in sales and production levels and higher capital expenditures. The increase in accounts payable at year-end 2011 compared to year-end 2010 primarily reflects higher production levels, higher capital expenditures and the ramp up of activity at some of our foreign locations.

Interest paid Interest paid in 2012 was $88.9 million as compared to $73.1 million in 2011 and $61.6 million in 2010. The increase in interest paid in 2012, as compared to 2011, and 2011, as compared to 2010, relates primarily to higher average outstanding borrowings during the year. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $35.1 million and $32.0 million as of December 31, 2012 and 2011, respectively.

Refundable income taxes In 2010, we collected a $48.8 million refund as a result of a special carryback election which enabled us to carryback our 2008 NOL to 2003.

INVESTING ACTIVITIES Capital expenditures were $207.6 million in 2012, $163.1 million in 2011 and $108.3 million in 2010. In 2012 and 2011, our capital spending primarily supported our significant global program launches within our new and incremental business backlog.

We expect our capital spending, net of proceeds from the sale-leaseback of equipment and the sale of property, plant and equipment in 2013 to be approximately 7% of sales, which includes support for our significant global program launches in 2013 and 2014 within our new and incremental business backlog.

In the fourth quarter of 2012, we entered into a sale-leaseback transaction for equipment recently purchased. We received proceeds of $12.1 million in 2012 related to this transaction.

In 2009, we formed a JV with Hefei Automobile Axle Co, Ltd., (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automobile Group Co, Ltd).  In 2011, we expanded our existing JV with HAAC to include HAAC's light commercial axle business. We made an initial investment of $10.2 million in 2009 related to the formation of this JV and an additional investment of $16.5 million in 2011 related to the expansion of this JV. Each party continues to own 50 percent of the JV, which we account for under the equity method of accounting.

In 2008, certain money-market and other similar funds that we invested in temporarily suspended redemptions.  We received $6.4 million of redemptions in 2010 from these funds.

FINANCING ACTIVITIES Net cash provided by financing activities was $253.5 million in 2012 as compared to net cash provided by financing activities of $167.2 million in 2011 and net cash used in financing activities of $66.4 million in 2010. Total debt outstanding was $1,454.1 million at year-end 2012, $1,180.2 million at year-end 2011 and $1,010.0 million at year-end 2010. Total debt outstanding increased by $273.9 million at year-end 2012 as compared to year-end 2011, primarily as a result of the issuance of $550.0 million of 6.625% senior unsecured notes in the third quarter of 2012, which was partially offset by using the proceeds to purchase and redeem $250.0 million of our 5.25% Notes and redeem $42.5 million of our 9.25% Notes. The increase in total debt outstanding at year-end 2011 as compared to year-end 2010 was primarily due to the issuance of $200.0 million of 7.75% senior unsecured notes in 2011, which was partially offset by using cash flow from operations to redeem $42.5 million of our 9.25% Notes.

Amended Revolving Credit Facility On August 31, 2012, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of December 31, 2012, the Amended Revolving Credit Facility provided up to $72.8 million of revolving bank financing commitments through June 2013 and $365.0 million of revolving bank financing commitments through June 30, 2016. At December 31, 2012, $414.6 million was available under the Amended Revolving Credit Facility, which reflected a reduction of $23.2 million for standby letters of credit issued against the facility.

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $116.0 million and increased the commitments maturing on June 30, 2016 (the class D facility) to $365.0 million. The class D facility includes loans held by lenders that agreed to extend and/or increase their respective commitments and new lenders to the facility. The Amended and Restated Revolving Credit Agreement also includes a class C loan facility of approximately $72.8 million, which matures on June 30, 2013. We expensed $0.3 million for the write-off of a proportionate amount of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. We paid debt issuance costs of $1.7 million, $5.9 million and $1.6 million associated with the amendments and restatements of our Revolving Credit Facility in 2012, 2011 and 2010, respectively.

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

9.25% Notes In 2009, we issued $425.0 million of 9.25% senior secured notes due 2017 (9.25% Notes). The notes were issued at a discount of $5.5 million. Net proceeds from these notes were used for the repayment of certain indebtedness. In 2010, we paid debt issuance costs of $0.3 million related to the 9.25% Notes.

In 2012 and 2011, we elected to exercise an option to redeem 10% of the original amount of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in principal payments of $42.5 million and $1.3 million for the redemption premiums, as well as payments of accrued interest in both 2012 and 2011. We expensed $1.0 million in 2012 and $1.4 million in 2011 for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing. Pursuant to the terms of our 9.25% Notes, we have the right to voluntarily redeem an additional 10% in October 2013. In addition, we have the right to redeem any remaining 9.25% Notes outstanding in January 2014. We may elect to exercise our right to redeem the remaining 9.25% Notes, subject to our liquidity position and the appropriate market conditions.

The 9.25% Notes share the collateral package equally and ratably with the Amended Revolving Credit Facility described above. The indenture governing the 9.25% Notes limits our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, transact with affiliates or merge, make acquisitions and sell assets.

7.875% Notes In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017. Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility. Pursuant to the terms of our 7.875% Notes, we may voluntarily redeem any or all of the outstanding 7.875% Notes at any time. If favorable market conditions exist in the future and we have other available financing options, we would consider entering into a refinancing transaction to redeem or purchase the outstanding 7.875% Notes.

7.75% Notes In 2011, we issued $200.0 million of 7.75% senior unsecured notes due 2019 (7.75% Notes). Net proceeds from these notes were used for general corporate purposes, including the repayment of certain amounts outstanding under our Amended Revolving Credit Facility. In 2011, we paid debt issuance costs of $5.0 million related to the 7.75% Notes.

6.625% Notes In the third quarter of 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Concurrently with the offering of the 6.625% Notes, we made a tender offer to purchase our 5.25% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $250.0 million. Net proceeds from the 6.625% Notes were used to fund the purchase of $137.8 million of the outstanding 5.25% Notes pursuant to the tender offer, certain pension obligations and for other general corporate purposes. We also used the net proceeds to fund the redemption of the remaining 5.25% Notes, including the payment of interest, and to redeem $42.5 million aggregate principal amount of our 9.25% notes. We paid debt issuance costs of $8.9 million related to the 6.625% Notes in 2012.

5.25% Notes On September 18, 2012, in connection with the cash tender offer, we purchased $137.8 million aggregate principal amount of the 5.25% Notes, and paid accrued interest. Upon purchase, we expensed $9.2 million related to a tender premium, $0.5 million of professional fees and unamortized debt issuance costs of $0.1 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

On October 3, 2012, we voluntarily redeemed the remaining 5.25% Notes outstanding. This resulted in a principal payment of $112.2 million, a payment of $7.3 million related to a make-whole premium, as well as payment of accrued interest. Upon redemption, we expensed $0.1 million of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

2.00% Convertible Notes In 2006, the 2.00% Senior Convertible Notes due 2024 became convertible into cash under terms of the indenture. The remaining outstanding 2.00% Convertible Notes of $0.4 million were fully redeemed and converted into cash in 2011.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At December 31, 2012, $61.0 million was outstanding under these facilities and an additional $15.1 million was available.

Credit ratings To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to our securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw its ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Credit ratings affect our cost of borrowing under our Amended Revolving Credit Facility and may affect our access to debt capital markets and other costs to fund our business. The credit ratings and outlook currently assigned to our securities by the rating agencies are as follows:

	Corporate Family Rating	Senior Secured Notes Rating	Senior Unsecured Notes Rating	Outlook
Standard & Poor's	BB-	BB	B	Stable
Moody's Investors Services	B1	Ba1	B2	Stable
Fitch Ratings	B+	BB+	B-	Positive

Dividend program In 2009, the Company's Board of Directors decided to discontinue the quarterly cash dividend. We have not declared or paid any cash dividends on our common stock in 2012, 2011 or 2010.

Purchase of noncontrolling interest In 2012, we paid $4.0 million to acquire the remaining shares of e-AAM. e-AAM, previously a joint venture between AAM and Saab Automobile AB, was created to design and commercialize electric and hybrid driveline systems designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability with the additional benefit of improved vehicle stability when compared to traditional mechanical AWD systems.

Stock repurchase In 2012, we repurchased 0.5 million shares of AAM common stock for $5.9 million, in 2011, we repurchased shares of AAM common stock for $0.1 million and in 2010, we repurchased 0.1 million shares of AAM common stock for $1.3 million to satisfy employee tax withholding obligations due upon the vesting of our restricted stock grants.

Exercise of employee stock options We received $0.1 million in 2012, $4.6 million in 2011 and $1.1 million in 2010 related to the exercise of employee stock options.

Off-balance sheet arrangements Our off-balance sheet financing relates principally to operating leases for machinery and equipment, commercial office and production facilities, vehicles and other assets. We lease certain machinery and equipment under operating leases with various expiration dates.  In the fourth quarter of 2012, we entered into a sale-leaseback transaction for $13.2 million of machinery and equipment to be used in production starting in 2013. Pursuant to these operating leases, we may have the option to purchase the underlying equipment on specified dates. Remaining lease repurchase options are $4.6 million through 2016.

Contractual obligations The following table summarizes payments due on our contractual obligations as of December 31, 2012:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Long-term debt	$1,448.5	$55.2	$5.8	$637.5	$750.0
Interest obligations	768.4	118.5	233.6	202.2	214.1
Capital lease obligations	5.6	0.3	0.8	0.9	3.6
Operating leases (1)	35.6	9.6	15.4	9.9	0.7
Purchase obligations (2)	231.9	208.7	23.2	—	—
Other long-term liabilities (3)	608.8	53.9	129.0	119.8	306.1
Total	$3,098.8	$446.2	$407.8	$970.3	$1,274.5

(1)
Operating leases include all lease payments through the end of the contractual lease terms, which includes elections for repurchase options and excludes any non-exercised purchase options. These commitments include machinery and equipment, commercial office and production facilities, vehicles and other assets.

(2)	Purchase obligations represent our obligated purchase commitments for capital expenditures and related project expense.

(3)
Other long-term liabilities represent our estimated pension and other postretirement benefit obligations, net of GM cost sharing, that were actuarially determined through 2022, as well as our unrecognized income tax benefits.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2012, 2011 and 2010.

In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. In 2012, we recorded $28.7 million in cost of goods sold related to pension and postretirement benefits to be provided to certain eligible UAW associates as a result of our election to apply the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21) and the subsequent recertification of our U.S. hourly pension plan.  In December 2012, we settled this matter with the International UAW. This settlement had no further impact on our operating results in 2012.

EFFECT OF NEW ACCOUNTING STANDARDS

On January 1, 2012, we adopted new accounting guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. We have elected to present the components of other comprehensive income in a separate statement immediately following the statement of income. The guidance eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Other than the change in presentation, the adoption of this new guidance has had no impact on our consolidated financial statements.

On January 1, 2012, we also adopted new accounting guidance on testing goodwill for impairment. This new guidance allows us the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, we are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances to consider in conducting the qualitative assessment. The adoption of this new accounting guidance did not have an effect on our 2012 goodwill impairment assessment.

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

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2012, the weighted average discount rates determined on that basis were 4.01% for the valuation of our pension benefit obligations and 4.05% for the valuation of our OPEB obligations. The discount rate used in the valuation of our U.K. pension obligation was based on a review of long-term bonds, including published indices in the applicable market. In 2012, the discount rate determined on that basis was 4.30%. The expected long-term rates of return on our plan assets were 7.50% for our U.S. plans and 4.35% for our U.K. plan in 2012. We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns. The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. Our investment policy allocates 35-65% of the U.S. plans' assets to equity securities, depending on the plan, with the remainder invested in fixed income securities, hedge fund investments and cash. The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2012, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2012, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$64.7	N/A
Increase in 2012 expense	$1.9	$2.4

No changes in benefit levels and no changes in the amortization of gains or losses have been assumed.

For 2013, we assumed a weighted average annual increase in the per-capita cost of covered health care benefits of 8.0% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2019 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have decreased total expense in 2012 and increased the postretirement obligation, net of GM cost sharing, at December 31, 2012 by $0.5 million and $22.6 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2012 and the postretirement obligation, net of GM cost sharing, at December 31, 2012 by $1.6 million and $35.9 million, respectively.

As part of our 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2012, we estimated $273.0 million in future GM cost sharing. If, in the future, GM was unable to fulfill this financial obligation, our OPEB expenses may be different than our current estimates.

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

Under applicable GAAP, a sustained period of profitability in our operations is required before we would change our judgment regarding the need for a valuation allowance against our net deferred tax assets.  During 2012, our business returned to a position of cumulative profitability on a pre-tax basis, considering our operating results for the current year (2012) and the previous two years (2011 and 2010). We concluded that this record of cumulative profitability in recent years, in addition to the restructuring of our U.S. operations and our long range forecast showing continued profitability, has provided sufficient positive evidence that our net U.S. federal tax benefits more likely than not will be realized. Accordingly, in the fourth quarter of 2012, we released the valuation allowance against our net federal deferred assets for entities in the U.S., resulting in a $337.5 million benefit in our 2012 provision for income taxes.
As of December 31, 2012, we have retained a valuation allowance of $166.1 million related to deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. As of December 31, 2011 and 2010, we had valuation allowances of $426.9 million and $560.9 million, respectively. In 2011 and 2010, these valuation allowances mainly related to the full valuation allowances on our U.S. net deferred tax assets.

If, in the future, we generate taxable income on a sustained basis in foreign and U.S. state jurisdictions for which we have recorded valuation allowances, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance. While we believe we have made appropriate valuations of our deferred tax assets, unforeseen changes in tax legislation, regulatory activities, audit results, operating results, financing strategies, organization structure and other related matters may result in material changes in our deferred tax asset valuation allowances or our tax liabilities.

To the extent our uncertain tax positions do not meet the “more likely than not” threshold, we have derecognized such positions. To the extent our uncertain tax positions meet the “more likely than not” threshold, we have measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be defended upon examination.

As of December 31, 2012, 2011 and 2010, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $30.9 million, $33.2 million and $69.0 million, respectively. Our U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by the relevant tax authorities. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

PRODUCT WARRANTY We record a liability against cost of goods sold for estimated warranty obligations at the dates our products are sold or when specific warranty issues are identified. Liabilities for product recalls are recorded at the time the company's obligation is probable and can be reasonably estimated. Product warranties not expected to be paid within one year are recorded as a non-current liability on our Consolidated Balance Sheet. Our estimated warranty obligations for products sold are based on significant management estimates, with input from our warranty, sales, engineering, quality and legal departments. For products and customers with actual warranty payment experience, we will estimate warranty costs principally based on past claims history. For certain products and customers, actual warranty payment experience does not exist or is not mature. In these cases, we estimate our costs based on our analysis of the contractual arrangements with individual customers, existing customer warranty programs, sales history and internal and external warranty data, including a determination of our involvement in the matter giving rise to the potential warranty issue or claim and estimates of repair costs. These estimates are re-evaluated on a quarterly basis.

As part of the 2009 Settlement and Commercial Agreement, we agreed to expanded warranty cost sharing with GM, which began on January 1, 2011.

We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. Warranty accruals are evaluated and adjusted as appropriate based on occurrences giving rise to potential warranty exposure and associated experience. Our warranty accrual was $29.1 million as of December 31, 2012 and $13.4 million as of December 31, 2011. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. While we have not experienced any significant differences between these estimates and our actual costs, it is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

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

As a result of the plant closures, idling and consolidation of facilities in 2011 and 2010, the methods and timing of certain asset retirement obligations related to these facilities became reasonably estimable.  Based on management's best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.1 million in 2011 and 2010. As of December 31, 2012, the accrual for this liability was $0.5 million. In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on current information.  Any update may change our best estimate and could result in a material adjustment to this liability.

GOODWILL We review our goodwill for impairment annually during the fourth quarter. In addition, we review goodwill for impairment whenever adverse events or changes in circumstances indicate a possible impairment.   This review utilizes a two-step impairment test covering goodwill and other indefinite-lived intangibles. The first step involves a comparison of the fair value of a reporting unit with its carrying value.  If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a measurement and comparison of the fair value of goodwill with its carrying value.  If the carrying value of the reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The determination of our reporting units, impairment indicators and the fair value of those reporting units and corresponding goodwill require us to make significant judgments and estimates, including the extent and timing of future cash flows. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions require significant judgment and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially effect our conclusions on this matter. We performed our annual analysis in the fourth quarter and determined there was no impairment to goodwill in 2012.

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

In 2012, we recorded asset impairment charges of $5.8 million related to previously purchased lease buyouts of equipment that we no longer expect to use in our operations. In 2011, we recorded asset impairment charges of $8.1 million as a result of the announced closure of CKMF. In 2010, we recorded asset impairment charges of $8.4 million as a result of the announced closure of our Salem Manufacturing Facility. We also classified certain administrative and engineering facilities located in Detroit, Michigan as held-for-sale and recorded a loss of $5.1 million to write these assets down to their estimated fair value using available market data in 2010.

ESTIMATED USEFUL LIVES FOR DEPRECIATION   At December 31, 2012, approximately 77% of our capitalized investment in property, plant and equipment was related to productive machinery and equipment used in support of our manufacturing operations.  The selection of appropriate useful life estimates for such machinery and equipment is a critical element of our ability to properly match the cost of such assets with the operating profits and cash flow generated by their use.  We currently depreciate productive machinery and equipment on the straight-line method using composite useful life estimates up to 12 years.

While we believe that the useful life estimates currently being used for depreciation purposes reasonably approximate the period of time we will use such assets in our operations, unforeseen changes in product design and technology standards or cost, quality and delivery requirements may result in actual useful lives that differ materially from the current estimates.

Forward-Looking Statements

In this MD&A and elsewhere in this Annual Report, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and relate to trends and events that may affect our future financial position and operating results. The terms such as “will,” “may,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “project” and similar words or expressions, as well as statements in future tense, are intended to identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	global economic conditions, including the impact of the debt crisis in the Euro-zone;

•	reduced purchases of our products by GM, Chrysler or other customers;

•	reduced demand for our customers' products (particularly light trucks and SUVs produced by GM and Chrysler);

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	supply shortages or price increases in raw materials, utilities or other operating supplies for us or our customers as a result of natural disasters or otherwise;

•	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to attract new customers and programs for new products;

•	price volatility in, or reduced availability of, fuel;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•
risks inherent in our international operations (including adverse changes in political stability, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations);

•	availability of financing for working capital, capital expenditures, R&D or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (“CAFE”) regulations);

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	our ability to attract and retain key associates;

•	risks of noncompliance with environmental laws and regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	our ability or our customers' and suppliers' ability to comply with the Dodd-Frank Act and other regulatory requirements and the potential costs of such compliance;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	other unanticipated events and conditions that may hinder our ability to compete.

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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling. At December 31, 2012, we had forward contracts with a notional amount of $31.9 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $2.9 million at December 31, 2012.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. As of December 31, 2012, there are no interest rate swaps in place. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at December 31, 2012) on our long-term debt outstanding at December 31, 2012 would be approximately $0.6 million on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income
Year Ended December 31,

	2012	2011	2010
	(in millions, except per share data)

Net sales	$2,930.9	$2,585.0	$2,283.0

Cost of goods sold	2,531.2	2,129.9	1,881.3

Gross profit	399.7	455.1	401.7

Selling, general and administrative expenses	243.3	231.7	197.6

Operating income	156.4	223.4	204.1

Interest expense	(101.6)	(83.9)	(89.0)

Investment income	0.6	1.2	3.8

Other income (expense)
Debt refinancing and redemption costs	(19.8)	(3.1)	—
Other, net	(4.1)	0.5	(0.1)

Income before income taxes	31.5	138.1	118.8

Income tax expense (benefit)	(335.2)	1.0	4.3

Net income	$366.7	$137.1	$114.5

Net loss attributable to noncontrolling interests	1.0	5.7	0.9

Net income attributable to AAM	$367.7	$142.8	$115.4

Basic earnings per share	$4.88	$1.91	$1.61

Diluted earnings per share	$4.87	$1.89	$1.55

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Comprehensive Income
Year Ended December 31,

	2012	2011	2010
	(in millions)
Net income	$366.7	$137.1	$114.5

Other comprehensive income (loss), net of tax
Defined benefit plans, net of $32.3 million of tax in 2012	(58.9)	(63.5)	(50.3)
Foreign currency translation adjustments	(9.4)	(27.3)	7.3
Change in derivatives	7.8	(6.8)	1.3
Other comprehensive loss	(60.5)	(97.6)	(41.7)

Comprehensive income	306.2	39.5	72.8

Net loss attributable to noncontrolling interests	1.0	5.7	0.9
Foreign currency translation adjustments attributable to noncontrolling interests	0.3	0.2	(0.1)

Comprehensive income attributable to AAM	$306.9	$45.0	$73.8

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Balance Sheets
December 31,

	2012	2011
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$62.4	$169.2
Accounts receivable, net	463.4	333.3
Inventories, net	224.3	177.2
Deferred income taxes	34.9	11.3
Prepaid expenses and other	87.1	72.1
Total current assets	872.1	763.1

Property, plant and equipment, net	1,009.7	971.2
Deferred income taxes	366.1	20.1
Goodwill	156.4	155.9
GM postretirement cost sharing asset	259.7	260.2
Other assets and deferred charges	202.0	158.2
Total assets	$2,866.0	$2,328.7

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$396.1	$337.1
Accrued compensation and benefits	84.9	110.6
Deferred revenue	17.2	32.9
Deferred income taxes	1.4	9.9
Other accrued expenses	101.2	85.6
Total current liabilities	600.8	576.1

Long-term debt	1,454.1	1,180.2
Deferred income taxes	9.5	7.7
Deferred revenue	82.2	88.2
Postretirement benefits and other long-term liabilities	840.2	896.1
Total liabilities	2,986.8	2,748.3

Stockholders' deficit
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2012 or 2011	—	—
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2012 or 2011	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
80.9 million and 79.3 million shares issued and outstanding in 2012 and 2011, respectively	0.8	0.8
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2012 or 2011	—	—
Paid-in capital	600.9	597.2
Accumulated deficit	(275.8)	(643.5)
Treasury stock at cost, 6.0 million shares in 2012 and 5.5 million shares in 2011	(182.1)	(176.2)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(274.5)	(215.6)
Foreign currency translation adjustments	7.6	17.3
Unrecognized gain (loss) on derivatives	2.3	(5.5)
Total AAM stockholders' deficit	(120.8)	(425.5)
Noncontrolling interests in subsidiaries	—	5.9
Total stockholders' deficit	(120.8)	(419.6)
Total liabilities and stockholders' deficit	$2,866.0	$2,328.7

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2012	2011	2010
	(in millions)
Operating Activities
Net income	$366.7	$137.1	$114.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Asset impairments and related indirect inventory obsolescence	5.8	8.7	8.7
Depreciation and amortization	152.2	139.4	131.6
Deferred income taxes	(343.8)	17.2	(8.0)
Stock-based compensation	2.4	4.5	9.4
Pensions and other postretirement benefits, net of contributions	(208.4)	(33.3)	(28.8)
(Gain) loss on retirement of equipment and held-for-sale assets, net	(1.9)	(6.9)	2.9
Debt refinancing and redemption costs	1.5	1.8	—
Changes in operating assets and liabilities
Accounts receivable	(130.6)	(189.9)	(14.8)
Inventories	(49.9)	(50.2)	(38.9)
Accounts payable and accrued expenses	60.9	37.1	112.0
Deferred revenue	(21.6)	(74.7)	(70.1)
Other assets and liabilities	(8.8)	(47.1)	21.8
Net cash provided by (used in) operating activities	(175.5)	(56.3)	240.3

Investing activities
Purchases of property, plant and equipment	(207.6)	(163.1)	(108.3)
Proceeds from sale of property, plant and equipment	10.1	8.9	4.9
Proceeds from sale-leaseback of equipment	12.1	—	—
Purchase buyouts of leased equipment	—	(13.4)	(7.8)
Acquisition, net	—	(16.5)	(2.2)
Redemption of short-term investments	—	—	6.4
Net cash used in investing activities	(185.4)	(184.1)	(107.0)

Financing activities
Net short-term borrowings (repayments) under credit facilities	10.4	2.6	(60.0)
Proceeds from issuance of long-term debt	562.6	227.0	6.2
Payments of other long-term debt and capital lease obligations	(299.1)	(56.0)	(8.1)
Debt issuance costs	(10.6)	(10.9)	(2.2)
Purchase of noncontrolling interest	(4.0)	—	(2.1)
Employee stock option exercises, including tax benefit	0.1	4.6	1.1
Purchase of treasury stock	(5.9)	(0.1)	(1.3)
Net cash provided by (used in) financing activities	253.5	167.2	(66.4)

Effect of exchange rate changes on cash	0.6	(2.2)	(0.4)

Net increase (decrease) in cash and cash equivalents	(106.8)	(75.4)	66.5

Cash and cash equivalents at beginning of year	169.2	244.6	178.1

Cash and cash equivalents at end of year	$62.4	$169.2	$244.6

Supplemental cash flow information
Interest paid	$88.9	$73.1	$61.6
Income taxes paid (refunds received)	$14.7	$10.9	$(43.1)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statement of Stockholders' Deficit

						Accumulated Other
						Comprehensive
	Common Stock					Income (Loss)	Noncontrolling
	Shares	Par	Paid-in	Accumulated	Treasury	Attributable to	Interests in
	Outstanding	Value	Capital	Deficit	Stock	AAM	Subsidiaries
	(in millions)

Balance at January 1, 2010	68.4	$0.8	$579.9	$(901.7)	$(174.8)	$(64.4)	$0.3

Net income				115.4			(0.9)
Change in derivatives, net						1.3
Foreign currency translation, net						7.4	(0.1)
Defined benefit plans, net						(50.3)
Acquisition of noncontrolling interest			(2.1)				0.1
Issuance of noncontrolling interest in e-AAM							12.0
Exercise of stock options and vesting of restricted stock	0.5		1.1
Stock-based compensation			9.2
Purchase of treasury stock	(0.1)				(1.3)
Balance at December 31, 2010	68.8	$0.8	$588.1	$(786.3)	$(176.1)	$(106.0)	$11.4

Net income				142.8			(5.7)
Change in derivatives, net						(6.8)
Foreign currency translation, net						(27.5)	0.2
Defined benefit plans, net						(63.5)
Exercise of stock options and vesting of restricted stock	1.7		4.6
Stock-based compensation			4.5
Exercise of GM warrants	3.3
Purchase of treasury stock	—				(0.1)
Balance at December 31, 2011	73.8	$0.8	$597.2	$(643.5)	$(176.2)	$(203.8)	$5.9

Net income				367.7			(1.0)
Change in derivatives, net						7.8
Foreign currency translation, net						(9.7)	0.3
Defined benefit plans, net						(58.9)
Exercise of stock options and vesting of restricted stock	1.5		0.1
Stock-based compensation			2.4
Acquisition of noncontrolling interest			1.2				(5.2)
Purchase of treasury stock	(0.5)				(5.9)
Balance at December 31, 2012	74.8	$0.8	$600.9	$(275.8)	$(182.1)	$(264.6)	$—

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the third quarter of 2009, we entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement) with General Motors Company (GM). As part of this agreement, we received $110.0 million from GM, of which we recorded $79.7 million as deferred revenue.  As of December 31, 2012, our deferred revenue related to the 2009 Settlement and Commercial Agreement is $53.4 million, $8.0 million of which is classified as a current liability and $45.4 million of which is recorded as a noncurrent liability on our Consolidated Balance Sheet.  We recognize this deferred revenue into revenue on a straight-line basis over 120 months, which ends September 2019 and is the period that we expect GM to benefit under the 2009 Settlement and Commercial Agreement.  We recognized revenue of $8.0 million, in 2012, 2011 and 2010 related to this agreement.

In the second quarter of 2008, we entered into an agreement with GM to provide financial assistance to support the transition of our United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented legacy labor at our original U.S. locations upon the resolution of the strike called by the International UAW (2008 AAM - GM Agreement).  Pursuant to this agreement, GM provided us $115.0 million in 2008 and $60.0 million in 2009. In total, we recorded deferred revenue of $213.7 million as a result of the 2008 AAM - GM Agreement, which included $38.7 million related to the fair value of the liability GM assumed for postretirement healthcare and life insurance coverage provided to UAW represented transitioned associates with earned credited service from AAM that have or will retire under plans operated by GM. We recognized this deferred revenue into revenue on a straight-line basis over a 45 month period, which ended February 2012 and was consistent with the period that we expected GM to benefit from the payments provided to us under the 2008 AAM - GM Agreement. We recognized $9.5 million of revenue in 2012 and $57.0 million of revenue in both 2011 and 2010 related to the 2008 AAM - GM Agreement.  As of December 31, 2012, we have fully recognized the deferred revenue related to the 2008 AAM - GM Agreement.

As of December 31, 2012, the majority of the remaining deferred revenue primarily relates to customer payments to implement capacity programs, which is generally recognized into revenue over the life of these programs. We recognized $13.1 million, $15.6 million and $12.5 million of revenue for these programs in 2012, 2011 and 2010, respectively.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recorded $2.3 million, $15.0 million and $15.6 million of expense in 2012, 2011 and 2010, respectively, for the amortization of this prepaid asset, which we had been amortizing over the period that we estimated that AAM would benefit from these payments, which ended in February 2012.  As of December 31, 2012, we have fully amortized the asset related to these BDP payments.

RESEARCH AND DEVELOPMENT (R&D) COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statement of Income. R&D spending was $123.4 million, $113.6 million and $82.5 million in 2012, 2011 and 2010, respectively.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include all cash balances and highly liquid investments in money market funds with maturities of 90 days or less at the time of purchase.

ACCOUNTS RECEIVABLE The majority of our accounts receivable are due from original equipment manufacturers (OEMs) in the automotive industry and are past due when payment is not received within the stated terms. In 2012, we continued the transition of our payment terms with our largest customer, GM, to GM standard weekly payment terms of approximately 50 days.

Amounts due from customers are stated net of allowances for doubtful accounts. We determine our allowances by considering factors such as the length of time accounts are past due, our previous loss history, the customer's ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts was $6.5 million and $5.5 million as of December 31, 2012 and 2011, respectively. We write-off accounts receivable when they become uncollectible.

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

Inventories consist of the following:

	December 31,
	2012	2011
	(in millions)
Raw materials and work-in-progress	$220.3	$177.0
Finished goods	25.0	26.9
Gross inventories	245.3	203.9
Inventory valuation reserves	(21.0)	(26.7)
Inventories, net	$224.3	$177.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT We state property, plant and equipment, including amortizable tooling, at historical cost, as adjusted for impairments. Construction in progress includes costs incurred for the construction of buildings and building improvements, and machinery and equipment in process. Repair and maintenance costs that do not extend the useful life or otherwise improve the utility of the asset beyond its existing useful state are expensed in the period incurred.

We record depreciation and tooling amortization on the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $130.9 million, $123.7 million and $122.2 million in 2012, 2011 and 2010, respectively.

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2012	2011
	(years)	(in millions)
Land		$27.8	$30.6
Land improvements	10-15	17.8	17.4
Buildings and building improvements	15-40	293.3	273.5
Machinery and equipment	3-12	1,512.6	1,405.5
Construction in progress		123.1	138.2
		1,974.6	1,865.2
Accumulated depreciation and amortization		(964.9)	(894.0)
Property, plant and equipment, net		$1,009.7	$971.2

IMPAIRMENT OF LONG-LIVED ASSETS When impairment indicators exist, we evaluate the carrying value of long-lived assets for potential impairment. We consider projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. If impairment is deemed to exist, the carrying amount of the asset is adjusted based on its fair value. Recoverability of assets “held for use” is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount. When the carrying value of an asset group exceeds its fair value and is therefore nonrecoverable, those assets are written down to fair value. Fair value is determined based on market prices, when available, or a discounted cash flow analysis performed using management estimates. See Note 2 - Restructuring Actions for detail on our 2012 and 2011 asset impairments.

GOODWILL We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles. We completed impairment tests in 2012 and 2011 and concluded that there was no impairment of our goodwill. The following table provides a reconciliation of changes in goodwill:

	December 31,
	2012	2011
	(in millions)
Beginning balance	$155.9	$155.8
Foreign currency translation and other	0.5	0.1
Ending balance	$156.4	$155.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS As part of the formation of e-AAM, we recorded intangible assets of $8.7 million in 2010, which represented the fair value of a GM license agreement for technology developed by Saab Automobile AB (Saab) when it was a subsidiary of GM, in-process research and development technology and a long-term supply agreement with Saab acquired as part of the joint venture formation in 2010. In 2011, Saab, our former partner in the e-AAM joint venture, filed for bankruptcy and entered into liquidation status. As a result, in 2011, we recorded a $1.6 million impairment charge to selling, general and administrative expenses to write off the intangible asset associated with the long-term supply agreement with Saab. These intangible assets are classified as other assets and deferred charges on our Consolidated Balance Sheet and we expect to begin amortizing the assets on a straight-line basis over their estimated useful lives once development of the related technology is complete and we begin utilizing these assets.

We recorded an intangible asset of $9.6 million as of December 31, 2008 which represents the fair value of the customer relationships acquired as part of an asset purchase agreement with FormTech Industries LLC. We recorded $1.9 million of expense for the amortization of this intangible asset in each of the years 2012, 2011 and 2010, and the balance is $1.9 million as of December 31, 2012. This intangible asset is classified as other assets and deferred charges on our Consolidated Balance Sheet and is being amortized on a straight-line basis over its estimated useful life of five years.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. As of December 31, 2012 and December 31, 2011, our unamortized debt issuance costs were $33.0 million and $31.5 million, respectively. Deferred amounts associated with the extinguishment of debt are expensed and classified as debt refinancing and redemption costs on our Consolidated Statement of Income.

DERIVATIVES We recognize all derivatives on the balance sheet at fair value. If a derivative qualifies under the accounting guidance as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, and changes in the fair value of derivatives that do not qualify as hedges, are immediately recognized in earnings. See Note 4 - Derivatives and Risk Management, for more detail on our derivatives.

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

EFFECT OF NEW ACCOUNTING STANDARDS On January 1, 2012, we adopted new accounting guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. We have elected to present the components of other comprehensive income in a separate statement immediately following the statement of income. The guidance eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Other than the change in presentation, the adoption of this new guidance has had no impact on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 1, 2012, we also adopted new accounting guidance on testing goodwill for impairment. This new guidance allows us the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, we are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances to consider in conducting the qualitative assessment. The adoption of this new accounting guidance did not have an effect on our 2012 goodwill impairment assessment.

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

2.	RESTRUCTURING ACTIONS

In 2012, we incurred restructuring charges related to termination benefits and other ongoing restructuring actions.  In addition, we continue to make payments and accrual adjustments related to charges incurred for restructuring actions taken in prior years. A summary of this activity for 2012 and 2011 is shown below:

	One-time Termination Benefits	Asset Impairment Charges	Indirect Inventory Obsolescence	Asset Retirement Obligations	Contract Related Costs	Other Restructuring Actions	Total
	(in millions)
Accrual as of January 1, 2011	$1.2	$—	$—	$1.4	$12.2	$—	$14.8
Charges	0.1	8.1	0.6	0.1	—	6.9	15.8
Cash utilization	(0.9)	—	—	(1.0)	(7.2)	(6.9)	(16.0)
Non-cash utilization	—	(8.1)	(0.6)	—	—	—	(8.7)
Accrual adjustments	(0.1)	—	—	0.1	(5.0)	—	(5.0)
Accrual as of December 31, 2011	$0.3	$—	$—	$0.6	$—	$—	$0.9
Charges	1.7	5.8	—	—	—	23.2	30.7
Cash utilization	(1.6)	—	—	(0.1)	—	(23.2)	(24.9)
Non-cash utilization	—	(5.8)	—	—	—	—	(5.8)
Accrual adjustments	(0.4)	—	—	—	—	—	(0.4)
Accrual as of December 31, 2012	$—	$—	$—	$0.5	$—	$—	$0.5

ONE-TIME TERMINATION BENEFITS We expensed $1.7 million in 2012 primarily related to the continuation of healthcare for certain associates as a result of the Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF) plant closures, of which we paid $1.6 million. We paid $0.9 million in 2011 related to one-time termination benefits which were initiated and expensed prior to 2011.

We also recorded accrual adjustments related to changes in previous estimates and currency translation adjustments.

ASSET IMPAIRMENTS We recorded asset impairment charges of $5.8 million in 2012 associated with previously leased assets at DMC that we had elected to buyout in 2011, as we no longer have a use for these assets. In 2011, we recorded asset impairment charges of $8.1 million associated with the announced closure of CKMF.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INDIRECT INVENTORY OBSOLESCENCE As a result of the reduction in the projected usage of machinery and equipment due to the impairment indicators discussed above, certain machine repair parts and other indirect inventory were determined to be obsolete. We recorded a charge of $0.6 million in 2011 related to the write down of the net book value of these assets to their estimated net realizable value.

ASSET RETIREMENT OBLIGATIONS As a result of announced plant closures, idling and consolidation of facilities, the methods and timing of certain asset retirement obligations, including environmental liabilities, related to these facilities became reasonably estimable.  Based on management's best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.1 million in 2011. We paid $0.1 million and $1.0 million related to these asset retirement obligations in 2012 and 2011, respectively.

CONTRACT RELATED COSTS In 2011, as a result of the announced closure of DMC, we elected to buy out leased assets that were previously determined to be permanently idled. In 2011, we paid $18.6 million to purchase these leased assets, along with others that are being utilized. As a result, we recorded a reduction of cost of goods sold of $5.0 million to write-off the remaining accrual that was originally recorded when these assets were idled. See Note 5 - Fair Value for more detail on this lease buyout.

OTHER RESTRUCTURING ACTIONS We incurred charges related to the redeployment of assets to support capacity utilization initiatives and other related activities as a result of our DMC and CKMF plant closures. We expensed and paid $23.2 million in 2012 and $6.9 million in 2011 related to these actions.

We expect to make payments of $0.5 million in 2013 related to the remaining restructuring accrual.

3.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt consists of the following:

	December 31,
	2012	2011
	(in millions)
Amended Revolving Credit Facility	$—	$—
9.25% Notes, net of discount	337.5	379.0
7.875% Notes	300.0	300.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	—
5.25% Notes, net of discount	—	249.9
Foreign credit facilities	61.0	45.2
Capital lease obligations	5.6	6.1
Long-term debt	$1,454.1	$1,180.2

AMENDED REVOLVING CREDIT FACILITY On August 31, 2012, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the “Amended and Restated Revolving Credit Agreement” and the facility thereunder, the “Amended Revolving Credit Facility”). As of December 31, 2012, the Amended Revolving Credit Facility provided up to $72.8 million of revolving bank financing commitments through June 2013 and $365.0 million of revolving bank financing commitments through June 30, 2016. At December 31, 2012, $414.6 million was available under the Amended Revolving Credit Facility, which reflected a reduction of $23.2 million for standby letters of credit issued against the facility.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Amended and Restated Revolving Credit Agreement, among other things, increased the aggregate commitments by approximately $116.0 million and increased the commitments maturing on June 30, 2016 (the class D facility) to $365.0 million. The class D facility includes loans held by lenders that agreed to extend and/or increase their respective commitments and new lenders to the facility. The Amended and Restated Revolving Credit Agreement also includes a class C loan facility of approximately $72.8 million, which matures on June 30, 2013. We expensed $0.3 million for the write-off of a proportionate amount of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. We paid debt issuance costs of $1.7 million, $5.9 million and $1.6 million associated with the amendments and restatements of our Revolving Credit Facility in 2012, 2011 and 2010, respectively.

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

9.25% NOTES In 2009, we issued $425.0 million of 9.25% senior secured notes due 2017 (9.25% Notes). The notes were issued at a discount of $5.5 million. Net proceeds from these notes were used for the repayment of certain indebtedness. In 2010, we paid debt issuance costs of $0.3 million related to the 9.25% Notes.

In 2012 and 2011, we elected to exercise an option to redeem 10% of the original amount of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in principal payments of $42.5 million and $1.3 million for the redemption premiums, as well as payments of accrued interest in both 2012 and 2011. We expensed $1.0 million in 2012 and $1.4 million in 2011 for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing. Pursuant to the terms of our 9.25% Notes, we have the right to voluntarily redeem an additional 10% in October 2013. In addition, we have the right to redeem any remaining 9.25% Notes outstanding in January 2014.

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

7.875% NOTES In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes). Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility. Pursuant to the terms of our 7.875% Notes, we may voluntarily redeem any or all of the outstanding 7.875% Notes at any time.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.75% NOTES In 2011, we issued $200.0 million of 7.75% senior unsecured notes due 2019 (7.75% Notes). Net proceeds from these notes were used for general corporate purposes, including the repayment of certain amounts outstanding under our Revolving Credit Facility. In 2011, we paid debt issuance costs of $5.0 million related to the 7.75% Notes.

6.625% NOTES In the third quarter of 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Concurrently with the offering of the 6.625% Notes, we made a tender offer to purchase our 5.25% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $250.0 million. Net proceeds from the 6.625% Notes were used to fund the purchase of $137.8 million of the outstanding 5.25% Notes pursuant to the tender offer, certain pension obligations and for other general corporate purposes. We also used the net proceeds to fund the redemption of the remaining 5.25% Notes, including the payment of interest, and to redeem $42.5 million aggregate principal amount of our 9.25% Notes. We paid debt issuance costs of $8.9 million related to the 6.625% Notes in 2012.

5.25% NOTES On September 18, 2012, in connection with the cash tender offer, we purchased $137.8 million aggregate principal amount of the 5.25% Notes, and paid accrued interest. Upon purchase, we expensed $9.2 million related to a tender premium, $0.5 million of professional fees and unamortized debt issuance costs of $0.1 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

On October 3, 2012, we voluntarily redeemed the remaining 5.25% Notes outstanding. This resulted in a principal payment of $112.2 million, a payment of $7.3 million related to a make-whole premium, as well as payment of accrued interest. Upon redemption, we expensed $0.1 million of unamortized debt discount and issuance costs related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

LEASES We lease certain facilities under capital leases expiring at various dates. The gross asset cost of our capital leases was $6.7 million at December 31, 2012 and $16.1 million at December 31, 2011. The net book value included in property, plant and equipment, net on the balance sheet was $5.6 million and $6.0 million at December 31, 2012 and 2011, respectively. The weighted-average interest rate on these capital lease obligations at December 31, 2012 was 8.9%.

We also lease certain manufacturing machinery and equipment, commercial office and production facilities, vehicles and other assets under operating leases expiring at various dates. In the fourth quarter of 2012, we entered into a sale-leaseback transaction for $13.2 million of equipment to be used in production starting in 2013. We received proceeds of $12.1 million in 2012 as a result of this transaction. Future minimum payments under noncancelable operating leases are as follows: $9.6 million in 2013, $8.3 million in 2014, $7.1 million in 2015, $5.8 million in 2016 and $4.1 million in 2017. Our total expense relating to operating leases was $9.0 million, $6.8 million and $5.3 million in 2012, 2011 and 2010, respectively. This includes a reduction to cost of goods sold of $0.5 million and $2.3 million related to the purchase of previously idled leased assets in 2011 and 2010, respectively. See Note 2 - Restructuring Actions for more detail on these charges.

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through January 2015. At December 31, 2012, $61.0 million was outstanding under these facilities and an additional $15.1 million was available.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2013	$55.5
2014	2.4
2015	4.2
2016	0.4
2017	638.0
Thereafter	753.6
Total	$1,454.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTEREST EXPENSE AND INVESTMENT INCOME Interest expense was $101.6 million in 2012, $83.9 million in 2011 and $89.0 million in 2010. The increase in interest expense in 2012 reflects higher average outstanding borrowings as compared to 2011. The decrease in interest expense in 2011 as compared to 2010 relates primarily to higher capitalized interest as a result of increased capital expenditures to support our significant global program launches. We capitalized interest of $8.2 million in 2012, $8.3 million in 2011 and $4.0 million in 2010. The weighted-average interest rate of our long-term debt outstanding at December 31, 2012 was 7.9% as compared to 8.0% and 8.2% at December 31, 2011 and 2010, respectively. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $35.1 million and $32.0 million as of December 31, 2012 and 2011, respectively.

Investment income was $0.6 million in 2012, $1.2 million in 2011 and $3.8 million in 2010. Investment income includes interest and dividends earned on cash and cash equivalents and realized and unrealized gains and losses on our short-term investments during the period. In 2008, redemptions were temporarily suspended for certain money-market and other similar funds in which we invest.  We recorded a gain of $0.1 million and $2.3 million in 2011 and 2010, respectively, related to distributions of our short-term investments, from which distributions were previously suspended.

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

CURRENCY FORWARD CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling. We had forward contracts with a notional amount of $31.9 million and $68.6 million outstanding at December 31, 2012 and 2011, respectively.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss):

	Location of Gain (Loss) Reclassified into Net Income	Gain (loss) Reclassified During the Twelve Months Ended December 31,		Gain Expected to be Reclassified During the Next 12 Months
		2012	2011
		(in millions)
Currency forward contracts	Cost of Goods Sold	$(1.8)	$1.9	$2.3

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to GM were approximately 73% of our total net sales in 2012 and 2011, and 75% of our total net sales in 2010. Accounts and other receivables due from GM were $325.8 million at year-end 2012 and $234.7 million at year-end 2011. Sales to Chrysler Group LLC (Chrysler) were approximately 10% of our total net sales in 2012, 8% in 2011 and 9% in 2010. Accounts receivable due from Chrysler were $43.5 million at year-end 2012 and $29.1 million at year-end 2011. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $273.0 million as of December 31, 2012 and $270.6 million as of December 31, 2011. See Note 6 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$6.5	$6.5	$36.0	$36.0	Level 1
Prepaid expenses and other
Currency forward contracts	2.3	2.3	0.1	0.1	Level 2
Other assets and deferred charges
Currency forward contracts	—	—	0.1	0.1	Level 2
Other accrued expenses
Currency forward contracts	—	—	5.6	5.6	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.  We estimated the fair value of our outstanding debt using available market information and other observable data to be as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Amended Revolving Credit Facility	$—	$—	$—	$—	Level 2
9.25% Notes	337.5	377.4	379.0	415.0	Level 2
7.875% Notes	300.0	310.1	300.0	295.5	Level 2
7.75% Notes	200.0	216.5	200.0	195.0	Level 2
6.625% Notes	550.0	555.5	—	—	Level 2
5.25% Notes	—	—	249.9	243.8	Level 2

Investments in our defined benefit plans are stated at fair value. See Note 6 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets as of December 31, 2012 and December 31, 2011.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-LIVED ASSETS  In 2012 and 2011, as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets.  In 2012, we considered the expected future use of certain long-lived assets remaining at our Detroit Manufacturing Complex. In 2011, we considered the expected future use of the long-lived assets located at our Cheektowaga Manufacturing Facility. Assets that will not be redeployed to other AAM facilities were determined to be fully impaired.

The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in Twelve Months ended December 31, 2012	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in Twelve Months ended December 31, 2011
	(in millions)
Property, plant and equipment, net	$—	$5.8	$—	$8.1
Other assets and deferred charges	—	—	—	0.5

In the fourth quarter of 2012, we reassessed the expected future use of certain assets remaining at DMC that were previously leased assets that had been purchased in 2011 for $18.6 million. As a result, we recorded an impairment charge of $5.8 million related to the assets that we no longer intend to redeploy and use at another AAM facility. In 2011, at the time we elected to buyout the leases we considered the expected future use of these long-lived assets as part of our fair value measurement and recorded them at their estimated fair value. Assets that were not to be redeployed to other AAM facilities were written down to their estimated net realizable value, which resulted in a net charge to cost of goods sold of $5.3 million in 2011.

Finite-lived Intangibles In 2011, Saab, our former partner in the e-AAM joint venture, filed for bankruptcy and entered into liquidation status. As a result, in 2011, we recorded a $1.6 million impairment charge to selling, general and administrative expenses to write off the intangible asset associated with the long-term supply agreement with Saab acquired as part of our joint venture formation in 2010. The following table summarizes the impairment of finite-lived intangible assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

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

As part of the 2009 Settlement and Commercial Agreement, GM confirmed its obligation to share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this agreement of $273.0 million and $270.6 million at December 31, 2012 and December 31, 2011, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $13.3 million that is classified as a current asset and $259.7 million that is classified as a noncurrent asset as of December 31, 2012.

Actuarial valuations of our benefit plans were made as of December 31, 2012 and 2011. The principal weighted-average assumptions used in the year-end valuation of our U.S. and U.K. plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The U.K. discount rate is based on a review of long-term bonds, in consideration of the average duration of plan liabilities. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2012		2011		2010		2012	2011	2010
	U.S.	U.K	U.S.	U.K	U.S.	U.K.
Discount rate	4.01%	4.30%	5.10%	4.65%	5.70%	5.35%	4.05%	5.10%	5.70%
Expected return on plan assets	7.50%	4.35%	8.00%	4.60%	8.00%	6.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	3.15%	4.00%	3.25%	3.75%	3.65%	4.00%	4.00%	3.75%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accumulated benefit obligation for all defined benefit pension plans was $828.4 million and $706.2 million at December 31, 2012 and December 31, 2011, respectively. The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$716.7	$665.4	$588.4	$564.3
Service cost	3.1	4.8	0.4	0.9
Interest cost	35.1	37.1	15.1	17.1
Plan amendments	6.1	—	—	—
Actuarial loss (gain)	97.3	45.5	(7.1)	11.4
Change in GM portion of OPEB obligation	—	—	2.4	16.2
Participant contributions	0.5	0.6	—	—
Special and contractual termination benefits	12.8	—	18.3	—
Curtailments	—	(2.5)	—	(10.0)
Settlements	—	—	(4.7)	—
Benefit payments	(34.2)	(33.7)	(11.5)	(11.5)
Currency fluctuations	5.4	(0.5)	—	—
Net change	126.1	51.3	12.9	24.1
Benefit obligation at end of year	$842.8	$716.7	$601.3	$588.4

Change in plan assets
Fair value of plan assets at beginning of year	$441.7	$412.4	$—	$—
Actual return on plan assets	57.3	11.0	—	—
Employer contributions	225.4	52.0	11.5	11.5
Participant contributions	0.5	0.6	—	—
Benefit payments	(34.2)	(33.7)	(11.5)	(11.5)
Currency fluctuations	4.7	(0.6)	—	—
Net change	253.7	29.3	—	—
Fair value of plan assets at end of year	$695.4	$441.7	$—	$—

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
Noncurrent Assets	$11.8	$—	$—	$—
Current liabilities	(1.3)	(1.2)	(28.6)	(29.4)
Noncurrent liabilities	(157.9)	(273.8)	(572.7)	(559.0)
Net liability	$(147.4)	$(275.0)	$(601.3)	$(588.4)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-tax amounts recorded in accumulated other comprehensive income (AOCI), not yet recognized in net periodic benefit cost as of December 31, 2012 and 2011, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
Net actuarial gain (loss)	$(298.6)	$(230.3)	$3.3	$(1.8)
Net prior service credit (cost)	(4.7)	0.9	11.8	13.6
Deferred curtailment gain	—	—	—	22.0
Total amounts recorded	$(303.3)	$(229.4)	$15.1	$33.8

The components of net periodic benefit cost are as follows:

	Pension Benefits			OPEB
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
Service cost	$3.1	$4.8	$4.9	$0.4	$0.9	$1.0
Interest cost	35.1	37.1	36.8	15.1	17.1	16.1
Expected asset return	(34.7)	(31.9)	(31.8)	—	—	—
Amortized actuarial loss (gain)	7.8	4.5	2.5	0.6	0.4	(1.4)
Amortized prior service cost (credit)	0.5	(0.1)	—	(2.0)	(3.2)	(3.1)
Special and contractual
termination benefits	12.8	—	—	16.2	—	—
Curtailments	—	—	0.2	(21.8)	—	—
Settlement	—	0.1	—	(5.2)	—	—
Net periodic benefit cost	$24.6	$14.5	$12.6	$3.3	$15.2	$12.6

Our postretirement cost sharing asset from GM is measured on the same basis as the portion of the obligation to which it relates. The actuarial gains and losses related to the GM portion of the OPEB obligation are recognized immediately in the Consolidated Statement of Income as an offset against the gains and losses related to the change in the corresponding GM postretirement cost sharing asset. These items are presented net in the change in benefit obligation and net periodic benefit cost components disclosed above. Remaining actuarial gains and losses are deferred and amortized over the expected future service periods of the active participants.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that is expected to be amortized from AOCI into net periodic benefit cost in 2013 are $9.5 million and $1.3 million, respectively. The estimated net actuarial loss and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2013 are $0.8 million and $1.8 million, respectively.

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 8.0% was assumed for 2013. The rate was assumed to decrease gradually to 5.0% by 2019 and to remain at that level thereafter. Health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2012 and the postretirement obligation, net of GM cost sharing, at December 31, 2012 by $1.6 million and $35.9 million, respectively. A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2012 and the postretirement obligation, net of GM cost sharing, at December 31, 2012 by $1.3 million and $29.9 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $53.0 million in 2013; $54.1 million in 2014; $55.5 million in 2015; $56.2 million in 2016; $58.4 million in 2017 and $306.2 million for 2018 through 2022. These amounts were estimated using the same assumptions to measure our 2012 year-end pension and OPEB obligations and include an estimate of future employee service.

Contributions On September 27, 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of DMC and CKMF. As part of this agreement, in the third quarter of 2012, we contributed $114.7 million in excess of our statutory minimum to our U.S. hourly pension plan.

Due to our significant pension contributions made in 2012, we do not expect to make any cash payments in 2013 to satisfy our regulatory funding requirements. We expect our cash outlay, net of GM cost sharing, for OPEB to be approximately $15 million in 2013.

Labor relations In the first quarter of 2012, we recorded a gain of $21.8 million in cost of goods sold for the curtailment of certain other postretirement benefits (OPEB). This resulted primarily from the reduction in expected future OPEB related to the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million pre-tax.

In the second quarter of 2012, we notified hourly associates of the termination of a benefit plan, which provided legal services to certain eligible hourly associates represented by the International UAW. As a result of terminating this plan, we recorded a settlement gain of $5.2 million in cost of goods sold in 2012. Recognition of this settlement gain reduced postretirement benefits and other long-term liabilities by $4.7 million and also reduced our accumulated other comprehensive loss by $0.5 million pre-tax.

Amendments to pension and OPEB plans and contractual termination benefits As a result of our election to apply the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21), in addition to certain actions we took during the third quarter of 2012, we agreed to provide pension and postretirement benefits to certain eligible UAW associates whose employment had been terminated in connection with the DMC and CKMF plant closures. In 2012, we recorded $28.7 million in cost of goods sold, for these pension and postretirement benefits. These incremental pension and postretirement benefits were also agreed to in connection with the lawsuit filed by the International UAW against AAM. See Note 12 - Commitments and Contingencies for more detail on this lawsuit.

Effective August 1, 2012, we amended our AAM Supplemental Executive Retirement Plan (SERP) to include an actuarial increase provision for participants that work past the age of 65, among other things. As a result of these plan amendments, we increased our pension liability by $6.1 million in 2012. This adjustment was recorded to AOCI and will be amortized over future periods.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2012 and 2011 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2012	2011	Allocation	2012	2011	Allocation
Equity securities	38.3%	50.8%	35% - 65%	34.8%	44.5%	30% - 40%
Fixed income securities	52.3	35.5	35% - 50%	55.1	47.9	50% - 60%
Hedge funds	8.5	13.5	0% - 15%	—	—	0% - 10%
Cash	0.9	0.2	0% - 5%	10.1	7.6	0% - 10%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2012
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$18.5	$—	$—	$18.5
Equity
U.S. Large Cap	104.0	—	—	104.0
U.S. Small/Mid Cap	46.9	—	—	46.9
World Equity	111.2	—	—	111.2
Fixed Income Securities
Government & Agencies	100.4	—	—	100.4
Corporate Bonds - Investment Grade	204.9	—	—	204.9
Corporate Bonds - Non-investment Grade	26.4	—	—	26.4
Emerging Market Debt	20.5	—	—	20.5
Other	15.0	—	—	15.0
Hedge Funds
Multi Strategy Hedge Fund	—	—	47.6	47.6
Total Plan Assets	$647.8	$—	$47.6	$695.4

December 31, 2011
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$8.0	$—	$—	$8.0
Equity
U.S. Large Cap	88.6	—	—	88.6
U.S. Small/Mid Cap	43.5	—	—	43.5
World Equity	65.3	20.6	—	85.9
Fixed Income Securities
Government & Agencies	56.6	—	—	56.6
Corporate Bonds - Investment Grade	68.5	—	—	68.5
Corporate Bonds - Non-investment Grade	25.3	—	—	25.3
Emerging Market Debt	11.8	—	—	11.8
Other	7.0	—	—	7.0
Hedge Funds
Multi Strategy Hedge Fund	—	—	46.5	46.5
Total Plan Assets	$374.6	$20.6	$46.5	$441.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in the fair value of our level 3 assets in the Multi Strategy Hedge Fund are as follows:

	December 31,
	2012	2011
	(in millions)
Beginning balance	$46.5	$35.7
Actual return on plan assets:
Relating to assets still held at the reporting date	1.1	(0.5)
Purchases, sales and settlements, net	—	11.3
Ending balance	$47.6	$46.5

DEFINED CONTRIBUTION PLANS Most of our salaried U.S. associates are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible salaried associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $3.3 million in 2012, $3.2 million in 2011 and $3.1 million in 2010. U.S. salaried associates are eligible to receive an additional annual retirement contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made contributions of $4.4 million, $3.6 million and $3.5 million in 2012, 2011 and 2010, respectively, for the ARC.

As part of the 2008 labor agreements, certain UAW represented associates at our original U.S. locations are eligible for a Company match on associate contributions made to the voluntary savings plans, which began in 2009. Our maximum match will be 25% of hourly associates' contribution up to the first 6% of their contributions. Matching contributions amounted to $0.1 million in 2012 and $0.2 million in both 2011 and 2010. Certain UAW represented associates are also eligible to receive an ARC benefit of 5% of eligible wages, which also began in 2009. We made contributions of $1.6 million in 2012, $1.9 million in 2011 and $1.8 million in 2010 for the ARC related to these associates.

DEFERRED COMPENSATION PLAN Certain U.S. associates are eligible to participate in a non-qualified deferred compensation plan. Payments of $0.8 million, $1.1 million and $1.6 million have been made in 2012, 2011 and 2010, respectively, to eligible associates that have elected distributions. At December 31, 2012 and 2011, our deferred compensation liability was $11.3 million and $10.6 million, respectively. Due to the changes in the value of this deferred compensation plan we increased our liability by $1.3 million, $0.3 million, and $1.1 million in 2012, 2011 and 2010, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	INVESTMENT IN JOINT VENTURES

In 2009, we formed a joint venture with Hefei Automobile Axle Co, Ltd. (HAAC), a subsidiary of Anhui Jianghuai Automobile Group Co, Ltd. (JV). In 2011, we made an additional investment of $16.5 million in this JV to expand into HAAC's light commercial axle business. Each party continues to own 50 percent of the JV, which we account for under the equity method of accounting. We recorded both our initial investment of $10.2 million in 2009, as well as our additional investment in the JV in 2011 at cost, and adjusted the carrying amount of the investment to recognize our proportionate share of the earnings of the JV. Our investment is classified as other assets and deferred charges on our Consolidated Balance Sheet.

In 2010, we formed a joint venture with Saab.  The new company, e-AAM Driveline Systems AB (e-AAM), engineers and develops electric and hybrid driveline systems to be commercialized for passenger cars and crossover vehicles.  In 2012, we paid $4.0 million to acquire the remaining shares of e-AAM from Saab. e-AAM is now a wholly-owned subsidiary of AAM and continues to be a fully consolidated entity.

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

In April 2012, the stockholders approved the 2012 Omnibus Incentive Plan. At December 31, 2012, we have grants outstanding under stock incentive compensation plans approved by our stockholders. Under these plans, a total of 18.5 million shares have been authorized for issuance to our directors, officers and certain other associates in the form of options, unvested restricted stock or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2012 were 3.8 million. The current stock plan will expire in April 2022.

STOCK OPTIONS Under the terms of the plans, stock options are granted at the market price of the stock on the grant date. The contractual term of outstanding stock options is 10 years. We issue new shares to satisfy stock-based awards.

Stock option awards become exercisable in three approximately equal annual installments beginning one year from the date of grant.

The following table summarizes activity relating to our stock options:

		Weighted-
	Number of	Average Exercise
	Shares	Price Per Share
	(in millions, except per share data)
Outstanding at January 1, 2010	5.6	$23.96
Options granted	—	—
Options exercised	(0.2)	6.94
Options canceled	(0.4)	17.37
Outstanding at December 31, 2010	5.0	$25.01
Options granted	—	—
Options exercised	(0.5)	8.69
Options canceled	(0.6)	26.96
Outstanding at December 31, 2011	3.9	$26.95
Options granted	0.2	9.19
Options exercised	(0.1)	2.81
Options canceled	(1.0)	25.12
Outstanding at December 31, 2012	3.0	$27.08

Exercisable at December 31, 2010	4.8	$25.75
Exercisable at December 31, 2011	3.8	$27.25
Exercisable at December 31, 2012	2.8	$28.02

As of December 31, 2012, unrecognized compensation cost related to unvested stock options totaled $0.5 million. The weighted average period over which this cost is expected to be recognized is approximately two years. The total intrinsic value of options outstanding as of December 31, 2012 was $0.4 million. The total intrinsic value of options exercisable as of December 31, 2012 was $0.1 million. The total intrinsic value of stock options exercised was $0.5 million in 2012 and $3.0 million in 2011.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2012:

		Weighted-			Weighted-
Range of	Stock Options	Average Exercise	Weighted-Average	Stock Options	Average Exercise
Exercise Prices	Outstanding	Price Per Share	Contractual Life	Exercisable	Price Per Share
	(in millions, except per share data)		(in years)	(in millions, except per share data)
$9.19 - $15.58	0.5	$12.82	5.3	0.3	$14.15
$19.54 - $23.73	0.9	23.63	0.1	0.9	23.63
$24.70 - $26.65	0.6	26.23	3.2	0.6	26.23
$33.71 - $40.83	1.0	38.54	1.1	1.0	38.54
	3.0	$27.08	2.0	2.8	$28.02

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2012
Expected volatility	47.00%
Risk-free interest rate	1.17%
Dividend yield	—%
Expected life of options	6 years
Weighted-average grant-date fair value	$4.18

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

OTHER STOCK-BASED COMPENSATION We awarded performance accelerated restricted stock, restricted stock and restricted stock units (PARS, RS and RSUs, respectively). The total amount of compensation expense associated with the RSUs settled in cash is recorded as an accrued liability when incurred while the total amount of compensation expense associated with PARS, RS and RSUs settled in stock is recorded to paid-in-capital. The PARS and RSUs vest over three years contingent upon the satisfaction of future financial performance targets specified by the plan and the RS vests over three years. The unearned compensation is expensed over the expected vesting period.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity relating to our PARS, RS and RSUs:

		Weighted Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2010	3.3	$14.77
Granted	—	—
Vested	(0.4)	23.42
Canceled	(0.1)	14.54
Outstanding at December 31, 2010	2.8	$13.48
Granted	—	—
Vested	(1.1)	17.41
Canceled	(0.1)	10.68
Outstanding at December 31, 2011	1.6	$10.74
Granted	1.0	10.31
Vested	(1.4)	10.19
Canceled	(0.1)	26.02
Outstanding at December 31, 2012	1.1	$11.08

As of December 31, 2012, unrecognized compensation cost related to unvested RSUs totaled $8.7 million. The weighted average period over which this cost is expected to be recognized is approximately two years. In 2012 and 2011, the total fair market value of PARS, RS and RSUs vested was $17.6 million and $15.5 million, respectively.
We made cash payments of $0.2 million, $0.4 million and $1.2 million related to vested RSUs in 2012, 2011 and 2010, respectively.

PERFORMANCE AWARDS As of December 31, 2012, we have performance awards outstanding under our AAM 2009 long-term incentive plan, as well as our 2012 Omnibus Incentive Plan. We granted performance awards payable in cash to our officers and executives which vest in full over a three year performance period. The payout of these awards is based on a total shareholder return (TSR) measure that compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Share price appreciation and dividends paid is measured over the performance period to determine TSR.

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

We recognized compensation expense associated with the performance awards of approximately $3.0 million in 2012, $3.5 million in 2011 and $1.6 million in 2010. We have a liability of $4.5 million recorded as of December 31, 2012. Based on the current fair value, the estimated unrecognized compensation cost related to the performance awards totaled $2.5 million, as of December 31, 2012. The weighted average period over which this cost is expected to be recognized is approximately eighteen months.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INCOME TAXES

Income before income taxes for U.S. and non-U.S. operations was as follows:

	2012	2011	2010
	(in millions)
U.S. income (loss)	$(6.0)	$20.3	$(13.4)
Non - U.S. income	37.5	117.8	132.2
Total income before income taxes	$31.5	$138.1	$118.8

The following is a summary of the components of our provisions for income taxes:

	2012	2011	2010
	(in millions)
Current
Federal	$(3.3)	$(24.7)	$6.0
Other state and local	1.1	(0.2)	1.4
Foreign	10.2	9.9	5.5
Total current	$8.0	$(15.0)	$12.9

Deferred
Federal	$(347.1)	$22.3	$(6.0)
Other state and local	—	(1.4)	0.5
Foreign	3.9	(4.9)	(3.1)
Total deferred	(343.2)	16.0	(8.6)
Total income tax expense (benefit)	$(335.2)	$1.0	$4.3

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2012	2011	2010
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(85.0)	(34.6)	(42.9)
State and local	3.5	(1.2)	1.6
Valuation allowance	(985.0)	(30.7)	(39.3)
U.S. tax on unremitted foreign earnings	(29.5)	26.3	49.6
Other	(3.2)	5.9	(0.4)
Effective income tax rate	(1,064.2)%	0.7%	3.6%

During 2012, our business returned to a position of cumulative profitability on a pre-tax basis, considering our operating results for the current year (2012) and the previous two years (2011 and 2010). We concluded that this record of cumulative profitability in recent years, in addition to the restructuring of our U.S. operations and our long range forecast showing continued profitability, has provided sufficient positive evidence that our net U.S. federal tax benefits more likely than not will be realized. Accordingly, in the fourth quarter of 2012, we released the valuation allowance against our net federal deferred assets for entities in the U.S., resulting in a $337.5 million benefit in our 2012 provision for income taxes. Our income tax benefit and effective tax rate in 2012 reflect the impact of this valuation allowance reversal.
Our income tax expense and effective tax rate for 2012 also reflect a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our income tax expense and effective tax rate for 2011 reflect the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense for 2011 also reflects net tax benefits of $4.5 million relating to the favorable resolution of income tax audits in the U.S. and the impacts of changes in tax laws in Michigan and Brazil.

Our income tax expense and effective tax rate for 2010 reflect the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. In conjunction with the filing of our 2009 federal tax return, under provisions contained in the American Recovery and Reinvestment Act of 2009, we recorded a tax benefit of $1.4 million in 2010 attributable to the monetization of alternative minimum tax and research and development credits.  We received this tax refund during the fourth quarter of 2010.

As of December 31, 2012 and 2011, we have refundable income taxes of $4.7 million and $3.5 million, respectively, classified as prepaid expenses and other on our Consolidated Balance Sheet. We also have income taxes payable of $0.5 million and $4.1 million classified as other accrued expenses on our Consolidated Balance Sheet as of December 31, 2012 and 2011, respectively.

The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31,
	2012	2011
	(in millions)
Current deferred tax assets
Employee benefits	$16.9	$15.3
Inventory	12.6	6.4
Prepaid taxes and other	15.5	11.8
Valuation allowance	(10.1)	(21.9)
Total current deferred tax assets	$34.9	$11.6

Current deferred tax liabilities
Unrealized foreign exchange gain and other	(1.4)	(10.2)
Current deferred tax asset, net	$33.5	$1.4

Current deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
	(in millions)

U.S. federal and state deferred tax asset, net	$23.0	$—
Other foreign deferred tax asset, net	10.5	1.4
Current deferred tax asset, net	$33.5	$1.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the significant components of our noncurrent deferred tax assets and liabilities:

	December 31,
	2012	2011
	(in millions)
Noncurrent deferred tax assets
Employee benefits	$200.7	$222.0
NOL carryforwards	177.4	109.0
Tax credit carryforwards	79.0	60.0
Capital allowance carryforwards	17.9	21.1
Fixed assets	9.0	—
Deferred revenue	20.0	30.1
Capitalized expenditures	99.3	78.8
Other	4.0	11.7
Valuation allowances	(156.0)	(405.0)
Noncurrent deferred tax assets	451.3	127.7
Noncurrent deferred tax liabilities
U.S. tax on unremitted foreign earnings	(85.2)	(105.6)
Fixed assets and other	(9.5)	(9.7)
Noncurrent deferred tax asset, net	$356.6	$12.4

Noncurrent deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
	(in millions)
U.S. federal and state deferred tax asset, net	$363.3	$6.9
Other foreign deferred tax asset (liability), net	(6.7)	5.5
Noncurrent deferred tax asset, net	$356.6	$12.4

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES The deferred income tax assets and liabilities previously summarized reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. As of December 31, 2012 and December 31, 2011, we had deferred tax assets from domestic and foreign NOL and tax credit carryforwards of $274.3 million and $190.1 million, respectively. Approximately $82.6 million of the deferred tax assets at December 31, 2012 relate to NOL carryforwards or tax credits that can be carried forward indefinitely with the remainder having carryover periods of 5 to 20 years.

Accounting guidance for income taxes requires a deferred tax liability be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. We believe a portion of these accumulated foreign earnings in certain jurisdictions are likely to be remitted to the U.S. as dividends or intercompany loans and have established a deferred tax liability of $85.2 million and $105.6 million as of December 31, 2012 and 2011, respectively, which represents the estimated tax impact of the undistributed earnings of certain foreign subsidiaries. The remittance of these undistributed earnings may subject us to U.S. income taxes and certain foreign withholding taxes at the time of remittance.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As described above, in the fourth quarter of 2012, we released the valuation allowance against our net federal deferred assets for entities in the United States, resulting in a $337.5 million benefit in our 2012 provision for income taxes. As of December 31, 2012, we have retained a valuation allowance of approximately $166.1 million related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. At December 31, 2011, our valuation allowance was $426.9 million.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2010	$40.6	$15.3
Increase in prior year tax positions	6.2	6.1
Decrease in prior year tax positions	(0.2)	—
Increase in current year tax positions	1.0	0.3
Settlement	—	(0.3)
Balance at December 31, 2010	$47.6	$21.4
Increase in prior year tax positions	—	1.0
Decrease in prior year tax positions	(0.8)	(2.3)
Increase in current year tax positions	1.3	—
Settlement	(22.3)	(12.7)
Balance at December 31, 2011	$25.8	$7.4
Increase in prior year tax positions	—	2.8
Decrease in prior year tax positions	(1.1)	—
Increase in current year tax positions	0.4	—
Settlement	(4.4)	—
Balance at December 31, 2012	$20.7	$10.2

At December 31, 2012 and December 31, 2011, we had $20.7 million and $25.8 million of net unrecognized income tax benefits, respectively. Included in the balance at December 31, 2011 was $17.4 million for which the ultimate deductibility was highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In 2012, 2011 and 2010, we recognized expense of $2.8 million, a benefit of $1.3 million and expense of $6.4 million, respectively, of interest and penalties in income tax expense on our Consolidated Statement of Income. We have a liability of $10.2 million and $7.4 million related to the estimated future payment of interest and penalties at December 31, 2012 and 2011, respectively.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The 2004 through 2007 U.S. federal income tax return audits were completed during 2010 and all related appeals were resolved in 2011. This settlement resulted in a reduction of our liability for unrecognized income tax benefits of $28.7 million and a cash payment of $4.1 million, which was paid in 2012. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 in 2010. In 2011, we settled the outstanding items related to the 2006 audit with the Mexican tax authorities for $9.5 million. The Mexican authorities commenced a transfer pricing examination of the income tax returns for 2006 and 2007 during 2012. We are no longer subject to tax examinations by the Mexican tax authorities for tax years before 2006. At this time, we are also under audit in several other foreign jurisdictions.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the status of the IRS audits and audits outside the U.S. and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. However, as of December 31, 2012, the IRS and other foreign tax authorities have proposed certain adjustments to our taxable income that would impact our liability for unrecognized tax benefits. Although it is not possible to predict the timing of the conclusion of all ongoing audits with certainty, we anticipate that the current 2006 and 2007 audits with the Mexican tax authorities will be completed during 2013 and 2014, respectively. We anticipate that the current U.S. IRS audits will be completed during 2013. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

11.	EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	2012	2011	2010
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$367.7	$142.8	$115.4

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	75.3	74.9	71.5

Effect of dilutive securities -
Dilutive stock options	0.1	0.1	0.1
Dilutive warrants	—	0.4	2.9

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	75.4	75.4	74.5

Basic EPS	$4.88	$1.91	$1.61

Diluted EPS	$4.87	$1.89	$1.55

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average annual market prices of our stock. The number of stock options outstanding excluded from the calculation of diluted EPS was 3.3 million at year-end 2012, 4.0 million at year-end 2011 and 4.8 million at year-end 2010. The ranges of exercise prices related to these stock options were $15.58 - $40.83 at year-end 2012, $15.56 - $40.83 at year-end 2011 and $10.08 - $40.83 at year-end 2010.

As part of the 2009 Settlement and Commercial Agreement, we issued to GM five year warrants, which entitled GM to purchase 4.1 million shares of AAM's common stock at an exercise price of $2.76 per share. In 2011, GM exercised these warrants. In accordance with the cashless exercise option available in the agreement, we issued 3.3 million net shares of common stock to GM.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $231.9 million at December 31, 2012 and $127.5 million at December 31, 2011.

LEGAL PROCEEDINGS We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant during 2012, 2011 and 2010.
In February 2012, the International UAW filed suit in the United States District Court for the Eastern District of Michigan, alleging that AAM violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. In 2012, we recorded $28.7 million in cost of goods sold related to pension and postretirement benefits to be provided to certain eligible UAW associates as a result of our election to apply MAP-21 and the subsequent recertification of our U.S. hourly pension plan.  In December 2012, we settled this matter with the International UAW. This settlement had no further impact on our operating results in 2012.

ENVIRONMENTAL OBLIGATIONS Due to the nature of our manufacturing operations, we have legal obligations to perform asset retirement activities pursuant to federal, state, and local requirements. The process of estimating environmental liabilities is complex. Significant uncertainty may exist related to the timing and method of the settlement of these obligations. Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and assess the probabilities of potential settlement dates and the potential methods of settlement. As a result of the plant idling and consolidations in 2011 and 2010, the methods and timing of certain environmental liabilities related to these facilities became reasonably estimable.  See Note 2 - Restructuring Actions for more detail on our environmental liabilities, included in asset retirement obligations.
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

	December 31,
	2012	2011
	(in millions)
Beginning balance	$13.4	$2.3
Accruals	23.0	12.0
Settlements	(0.9)	(0.7)
Adjustments to prior period accruals	(6.4)	(0.1)
Foreign currency translation and other	—	(0.1)
Ending balance	$29.1	$13.4

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

	December 31,
	2012	2011	2010
	(in millions)
Net sales
United States	$1,576.6	$1,587.3	$1,396.7
Canada	75.0	60.8	50.1
Mexico	755.1	678.5	638.0
South America	216.4	134.8	99.5
Asia	214.5	33.2	19.0
Europe and other	93.3	90.4	79.7
Total net sales	$2,930.9	$2,585.0	$2,283.0

Long-lived assets
United States	$865.3	$845.7	$816.2
Mexico	417.7	384.9	381.8
South America	113.3	131.9	124.4
Asia	159.0	131.7	101.2
Europe	72.5	51.3	50.4
Total long-lived assets	$1,627.8	$1,545.5	$1,474.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2012
Net sales	$751.5	$739.8	$702.9	$736.7
Gross profit	139.2	85.8	90.7	84.0
Net income (loss)	50.3	4.7	(8.2)	319.9
Net income (loss) attributable to AAM	51.2	4.7	(8.1)	319.9
Basic EPS (1)	$0.68	$0.06	$(0.11)	$4.21
Diluted EPS (1)	$0.68	$0.06	$(0.11)	$4.21

2011
Net sales	$645.6	$686.2	$647.6	$605.6
Gross profit	115.4	130.5	103.5	105.7
Net income	36.6	47.9	22.6	30.0
Net income attributable to AAM	37.7	49.2	24.8	31.1
Basic EPS (1)	$0.51	$0.65	$0.33	$0.41
Diluted EPS (1)	$0.50	$0.65	$0.33	$0.41

(1) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant asset other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc. Holdings fully and unconditionally guarantees the 7.875% Notes, which are senior unsecured obligations of AAM, Inc. The 9.25% Notes are senior secured obligations of AAM Inc. and the 7.75% Notes and 6.625% Notes are senior unsecured obligations of AAM Inc.; all of which are fully and unconditionally guaranteed by Holdings and all domestic subsidiaries of AAM, Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiaries' cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income

2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net sales
External	$—	$704.8	$214.4	$2,011.7	$—	$2,930.9
Intercompany	—	18.6	226.8	25.2	(270.6)	—
Total net sales	—	723.4	441.2	2,036.9	(270.6)	2,930.9
Cost of goods sold	—	709.8	389.8	1,702.2	(270.6)	2,531.2
Gross profit	—	13.6	51.4	334.7	—	399.7
Selling, general and administrative expenses	—	186.5	—	56.8	—	243.3
Operating income (loss)	—	(172.9)	51.4	277.9	—	156.4
Non-operating income (expense), net	—	(135.2)	(2.2)	12.5	—	(124.9)
Income (loss) before income taxes	—	(308.1)	49.2	290.4	—	31.5
Income tax expense (benefit)	—	(343.9)	(5.5)	14.2	—	(335.2)
Earnings (loss) from equity in subsidiaries	367.7	79.0	(49.2)	—	(397.5)	—
Net income before royalties and dividends	367.7	114.8	5.5	276.2	(397.5)	366.7
Royalties and dividends	—	252.9	—	(252.9)	—	—
Net income after royalties and dividends	367.7	367.7	5.5	23.3	(397.5)	366.7
Net loss attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Net income attributable to AAM	$367.7	$367.7	$5.5	$24.3	$(397.5)	$367.7
Other comprehensive loss, net of tax	(60.5)	(60.5)	(10.1)	(3.6)	74.2	(60.5)
Foreign currency translation adjustments attributable to noncontrolling interests	0.3	0.3	—	0.3	(0.6)	0.3
Comprehensive income attributable to AAM	$306.9	$306.9	$(4.6)	$20.4	$(322.7)	$306.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$777.7	$195.3	$1,612.0	$—	$2,585.0
Intercompany	—	25.1	189.8	12.7	(227.6)	—
Total net sales	—	802.8	385.1	1,624.7	(227.6)	2,585.0
Cost of goods sold	—	727.0	334.2	1,296.3	(227.6)	2,129.9
Gross profit	—	75.8	50.9	328.4	—	455.1
Selling, general and administrative expenses	—	192.0	—	39.7	—	231.7
Operating income (loss)	—	(116.2)	50.9	288.7	—	223.4
Non-operating income (expense), net	—	(91.8)	1.0	5.5	—	(85.3)
Income (loss) before income taxes	—	(208.0)	51.9	294.2	—	138.1
Income tax expense (benefit)	—	(5.2)	1.2	5.0	—	1.0
Earnings (loss) from equity in subsidiaries	142.8	165.5	(37.7)	—	(270.6)	—
Net income (loss) before royalties and dividends	142.8	(37.3)	13.0	289.2	(270.6)	137.1
Royalties and dividends	—	180.1	—	(180.1)	—	—
Net income after royalties and dividends	142.8	142.8	13.0	109.1	(270.6)	137.1
Net loss attributable to noncontrolling interests	—	—	—	5.7	—	5.7
Net income attributable to AAM	$142.8	$142.8	$13.0	$114.8	$(270.6)	$142.8
Other comprehensive loss	(97.6)	(97.6)	(29.0)	(35.6)	162.2	(97.6)
Foreign currency translation adjustments attributable to noncontrolling interests	0.2	0.2	—	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to AAM	$45.0	$45.0	$(16.0)	$79.0	$(108.0)	$45.0

2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$623.6	$186.7	$1,472.7	$—	$2,283.0
Intercompany	—	26.0	160.9	14.8	(201.7)	—
Total net sales	—	649.6	347.6	1,487.5	(201.7)	2,283.0
Cost of goods sold	—	601.1	323.9	1,158.0	(201.7)	1,881.3
Gross profit	—	48.5	23.7	329.5	—	401.7
Selling, general and administrative expenses	—	177.8	—	19.8	—	197.6
Operating income (loss)	—	(129.3)	23.7	309.7	—	204.1
Non-operating income (expense), net	—	(88.6)	0.3	3.0	—	(85.3)
Income (loss) before income taxes	—	(217.9)	24.0	312.7	—	118.8
Income tax expense	—	1.5	0.3	2.5	—	4.3
Earnings (loss) from equity in subsidiaries	115.4	152.5	(26.8)	—	(241.1)	—
Net income (loss) before royalties and dividends	115.4	(66.9)	(3.1)	310.2	(241.1)	114.5
Royalties and dividends	—	182.3	—	(182.3)	—	—
Net income (loss) after royalties and dividends	115.4	115.4	(3.1)	127.9	(241.1)	114.5
Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net income (loss) attributable to AAM	$115.4	$115.4	$(3.1)	$128.8	$(241.1)	$115.4
Other comprehensive income (loss)	(41.7)	(41.7)	12.1	14.5	15.1	(41.7)
Foreign currency translation adjustments attributable to noncontrolling interests	(0.1)	(0.1)	—	(0.1)	0.2	(0.1)
Comprehensive income attributable to AAM	$73.8	$73.8	$9.0	$143.4	$(226.2)	$73.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets	(in millions)
Current assets
Cash and cash equivalents	$—	$10.6	$—	$51.8	$—	$62.4
Accounts receivable, net	—	94.4	25.3	343.7	—	463.4
Inventories, net	—	48.7	31.6	144.0	—	224.3
Other current assets	—	48.8	3.5	69.7	—	122.0
Total current assets	—	202.5	60.4	609.2	—	872.1
Property, plant and equipment, net	—	250.4	84.2	675.1	—	1,009.7
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	706.1	40.0	81.7	—	827.8
Investment in subsidiaries	202.9	1,094.6	—	—	(1,297.5)	—
Total assets	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$91.4	$37.3	267.4	$—	$396.1
Other current liabilities	—	124.5	3.8	76.4	—	204.7
Total current liabilities	—	215.9	41.1	343.8	—	600.8
Intercompany payable (receivable)	323.7	(420.6)	(188.7)	285.6	—	—
Long-term debt	—	1,387.5	5.6	61.0	—	1,454.1
Investment in subsidiaries obligation	—	—	7.6	—	(7.6)	—
Other long-term liabilities	—	867.9	1.2	62.8	—	931.9
Total liabilities	323.7	2,050.7	(133.2)	753.2	(7.6)	2,986.8
Total AAM Stockholders' equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders' equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Total liabilities and stockholders' equity (deficit)	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0

2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$83.7	$—	$85.5	$—	$169.2
Accounts receivable, net	—	77.1	23.3	232.9	—	333.3
Inventories, net	—	48.2	35.3	93.7	—	177.2
Other current assets	—	26.5	1.7	55.2	—	83.4
Total current assets	—	235.5	60.3	467.3	—	763.1
Property, plant and equipment, net	—	260.4	84.6	626.2	—	971.2
Goodwill	—	—	147.8	8.1	—	155.9
Other assets and deferred charges	—	327.2	35.8	75.5	—	438.5
Investment in subsidiaries	—	1,015.2	26.6	—	(1,041.8)	—
Total assets	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$96.3	$41.0	$199.8	$—	$337.1
Other current liabilities	—	155.1	3.0	80.9	—	239.0
Total current liabilities	—	251.4	44.0	280.7	—	576.1
Intercompany payable (receivable)	320.7	(368.6)	289.0	(241.1)	—	—
Long-term debt	—	1,128.9	5.9	45.4	—	1,180.2
Investment in subsidiaries obligation	104.8	—	—	—	(104.8)	—
Other long-term liabilities	—	931.4	3.6	57.0	—	992.0
Total liabilities	425.5	1,943.1	342.5	142.0	(104.8)	2,748.3
Total AAM Stockholders' equity (deficit)	(425.5)	(104.8)	12.6	1,029.2	(937.0)	(425.5)
Noncontrolling interests in subsidiaries	—	—	—	5.9	—	5.9
Total stockholders' equity (deficit)	(425.5)	(104.8)	12.6	1,035.1	(937.0)	(419.6)
Total liabilities and stockholders' equity (deficit)	$—	$1,838.3	$355.1	$1,177.1	$(1,041.8)	$2,328.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows

2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net cash provided by (used in) operating activities	$—	$(228.2)	$56.8	$(4.1)	$—	$(175.5)
Investing activities
Purchases of property, plant and equipment	—	(59.4)	(9.0)	(139.2)	—	(207.6)
Proceeds from sale of property, plant and equipment	—	7.0	—	3.1	—	10.1
Proceeds from sale-leaseback of equipment	—	12.1	—	—	—	12.1
Net cash used in investing activities	—	(40.3)	(9.0)	(136.1)	—	(185.4)
Financing activities
Net debt activity	—	257.9	(0.2)	16.2	—	273.9
Intercompany activity	5.9	(52.0)	(47.6)	93.7	—	—
Debt issuance costs	—	(10.6)	—	—	—	(10.6)
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Net cash provided by (used in) financing activities	—	195.4	(47.8)	105.9	—	253.5
Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6
Net decrease in cash and cash equivalents	—	(73.1)	—	(33.7)	—	(106.8)
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$10.6	$—	$51.8	$—	$62.4

2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net cash provided by (used in) operating activities	$—	$(119.3)	$40.1	$22.9	$—	$(56.3)
Investing activities
Purchases of property, plant and equipment	—	(43.9)	(4.9)	(114.3)	—	(163.1)
Proceeds from sale of property, plant and equipment	—	1.5	—	7.4	—	8.9
Purchase buyouts of leased equipment	—	(13.4)	—	—	—	(13.4)
Acquisition, net	—	—	(16.5)	—	—	(16.5)
Net cash used in investing activities	—	(55.8)	(21.4)	(106.9)	—	(184.1)
Financing activities
Net debt activity	—	159.6	(0.2)	14.2	—	173.6
Intercompany activity	0.1	37.9	(18.5)	(19.5)	—	—
Debt issuance costs	—	(10.9)	—	—	—	(10.9)
Employee stock option exercises	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	191.2	(18.7)	(5.3)	—	167.2
Effect of exchange rate changes on cash	—	—	—	(2.2)	—	(2.2)
Net increase (decrease) in cash and cash equivalents	—	16.1	—	(91.5)	—	(75.4)
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$83.7	$—	$85.5	$—	$169.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2010	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$—	$(5.9)	$40.3	$205.9	$—	$240.3
Investing activities
Purchases of property, plant and equipment	—	(30.8)	(6.2)	(71.3)	—	(108.3)
Proceeds from sale of property, plant and equipment	—	1.7	—	3.2	—	4.9
Redemption of short-term investments	—	1.6	—	4.8	—	6.4
Acquisition, net	—	—	—	(2.2)	—	(2.2)
Purchase buyouts of leased equipment	—	(7.8)	—	—	—	(7.8)
Net cash used in investing activities	—	(35.3)	(6.2)	(65.5)	—	(107.0)
Financing activities
Net debt activity	—	(59.2)	(0.2)	(2.5)	—	(61.9)
Intercompany activity	1.3	88.5	(33.7)	(56.1)	—	—
Debt issuance costs	—	(2.2)	—	—	—	(2.2)
Purchase of noncontrolling interest	—	—	(2.1)	—	—	(2.1)
Employee stock option exercises, including tax benefit	—	1.1	—	—	—	1.1
Purchase of treasury stock	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	—	28.2	(36.0)	(58.6)	—	(66.4)
Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	(13.0)	(1.9)	81.4	—	66.5
Cash and cash equivalents at beginning of period	—	80.6	1.9	95.6	—	178.1
Cash and cash equivalents at end of period	$—	$67.6	$—	$177.0	$—	$244.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 8, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2012.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making the assessment, we used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 - “Financial Statements and Supplementary Data.”

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 21, 2013.

We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer and the senior financial executives who report directly to our Chief Financial Officer. This code of ethics is available on our website at www.aam.com. We will post on our website any amendment to or waiver from the provisions of the code of ethics or our code of business conduct that applies to executive officers or directors of the Company.

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

Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Deficit
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010 is filed as part of this Form 10-K.

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

4.02	7.875% Senior Notes due 2017, Indenture, dated as of February 27, 2007, between AAM, Inc., as issuer, the Company, as guarantor, and Bank of New York Trust Company, N.A., as trustee
(Incorporated by reference to Exhibit 4.04 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

4.03
Indenture, dated as of December 18, 2009, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee (including the form of the 9.25% Senior Secured Note due 2017)

(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated December 21, 2009.)

4.04	Second Amended and Restated Rights Agreement, dated as of February 8, 2011, between American Axle & Manufacturing Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent
(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated February 8, 2011.)

Number	Description of Exhibit

4.05	Form of Indenture, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., as guarantor, certain subsidiary guarantors and U.S. Bank National Association, as trustee
(Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3 dated July 12, 2011.)

4.06	Indenture, dated as of November 3, 2011, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated October 31, 2011.)

4.07	Form of 7.75% Senior Notes due 2019
(Incorporated by Reference to Exhibit 4.2 of Current Report on Form 8-K dated October 31, 2011.)

4.08	Form of 6.625% Notes due 2022
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated September 17, 2012.)

4.09
First Supplemental Indenture, dated as of September 17, 2012, between American Axle & Manufacturing, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 5.25% Senior Notes due February 11, 2014

(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated September 18, 2012.)

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

‡10.03	Second Amendment, dated as of December 10, 2001, to the Employment Agreement, dated as of November 6, 1997, by and between the Company and Richard E. Dauch
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 30, 2001)

10.04	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003)

++10.05	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004)

Number	Description of Exhibit

‡10.06	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004)

‡10.07	Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.08	Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

‡10.09	Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

‡10.10	Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

‡10.11	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005)

‡10.12	Amended and Restated American Axle & Manufacturing Holdings, Inc. Incentive Compensation Plan for Executive Officers
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated February 1, 2007.)

++10.13	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007)

‡10.14	Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

10.15	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008)

‡10.16	Form of 2009 Deferred Compensation Unit Award Agreement
(Incorporated by reference to Exhibit 10.60 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2008)

Number	Description of Exhibit

‡10.17	Amended and Restated AAM 2009 Long-Term Incentive Plan
(Incorporated by reference to Exhibit 10.61 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarter ended June 30, 2009)

++10.18	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

10.19
First Lien Intercreditor Agreement dated as of December 18, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain domestic subsidiaries of the Company, JPMorgan Chase Bank, N.A., U.S. Bank National Association and any additional authorized representative from time to time party hereto

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 21, 2009.)

10.20
Collateral Agreement dated as of November 7, 2008, as amended and restated as of December 18, 2009, and as further amended on June 30, 2011, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

(Incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated December 21, 2009.)

‡10.21	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and David C. Dauch
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.22	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Michael K. Simonte
(Incorporated by reference to Exhibit 10.48 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.23	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and John J. Bellanti
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.24	American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 1, 2012.)

‡10.25	Form of Nonqualified Stock Option Award Agreement under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated May 1, 2012.)

‡10.26	Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated May 1, 2012.)

Number	Description of Exhibit

‡10.27	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated May 1, 2012.)

‡10.28	Form of Restricted Stock Unit Award Agreement (Installment Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated May 1, 2012.)

‡10.29	Form of Performance Unit Award Agreement for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated May 1, 2012.)

‡10.30	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.37 of Quarterly Report on Form 10-Q dated July 27, 2012.)

‡10.31	Employment Agreement, dated August 27, 2012, by and between American Axle & Manufacturing Holdings, Inc. and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated August 29, 2012.)

‡10.32	Employment Agreement, dated August 27, 2012, by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated August 29, 2012.)

10.33
Amended and Restated Credit Agreement dated as of January 9, 2004, as amended and restated as of December 18, 2009, and as further amended and restated as of June 30, 2011 and August 31, 2012, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc. the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch , Pierce, Fenner & Smith, Incorporated, as Joint Lead Arrangers and Joint Bookrunners

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated September 4, 2012.)

*12	Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description of Exhibit

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Filed herewith
**    Submitted electronically with this Report

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)
Year Ended December 31, 2010:

Allowance for doubtful accounts	$8.3	$3.1	$5.2	(1)	$6.2

Allowance for deferred taxes	559.7	50.9	49.7	(3)	560.9

Inventory valuation allowance	33.7	7.7	13.7	(2)	27.7

Year Ended December 31, 2011:

Allowance for doubtful accounts	6.2	3.3	4.0	(1)	5.5

Allowance for deferred taxes	560.9	14.6	148.6	(4)	426.9

Inventory valuation allowance	27.7	6.3	7.3	(2)	26.7

Year Ended December 31, 2012:

Allowance for doubtful accounts	5.5	2.0	1.0	(1)	6.5

Allowance for deferred taxes	426.9	80.9	341.7	(5)	166.1

Inventory valuation allowance	26.7	7.9	13.6	(2)	21.0

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Primarily relates to inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

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

(5)	Primarily relates to the reversal of the valuation allowance against our net federal U.S. deferred tax assets.

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
Date: February 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	President & Chief Executive Officer	February 8, 2013
David C. Dauch

/s/ Michael K. Simonte	Executive Vice President &	February 8, 2013
Michael K. Simonte	Chief Financial Officer

/s/ Richard E. Dauch	Co-Founder & Executive Chairman	February 8, 2013
Richard E. Dauch	of the Board

/s/ Salvatore J. Bonanno Sr.	Director	February 8, 2013
Salvatore J. Bonanno Sr.

/s/ Elizabeth A. Chappell	Director	February 8, 2013
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	February 8, 2013
Forest J. Farmer

/s/ Steven B. Hantler	Director	February 8, 2013
Steven B. Hantler

/s/ Richard C. Lappin	Director	February 8, 2013
Richard C. Lappin

/s/ James A. McCaslin	Director	February 8, 2013
James A. McCaslin

/s/ William P. Miller II	Director	February 8, 2013
William P. Miller II

/s/ John F. Smith	Director	February 8, 2013
John F. Smith

/s/ Larry K. Switzer	Director	February 8, 2013
Larry K. Switzer

/s/ Thomas K. Walker	Director	February 8, 2013
Thomas K. Walker

/s/ Dr. Henry T. Yang	Director	February 8, 2013
Dr. Henry T. Yang