Form 10-Q
period 2013-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2013-05-03
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 74,839,567 shares.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (Quarterly Report), we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and relate to trends and events that may affect our future financial position and operating results.  The terms such as “will,” “may,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “project,” and similar words or expressions, as well as statements in future tense, are intended to identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	global economic conditions, including the impact of the debt crisis in the Euro-zone;

•	reduced purchases of our products by General Motors Company (GM), Chrysler Group LLC (Chrysler) or other customers;

•	reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM and Chrysler);

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	supply shortages or price increases in raw materials, utilities or other operating supplies for us or our customers as a result of natural disasters or otherwise;

•	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to attract new customers and programs for new products;

•	price volatility in, or reduced availability of, fuel;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•
risks inherent in our international operations (including adverse changes in political stability, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations);

•	availability of financing for working capital, capital expenditures, research and development (R&D) or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (CAFE) regulations);

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	our ability to attract and retain key associates;

•	risks of noncompliance with environmental laws and regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	our ability or our customers' and suppliers' ability to comply with the Dodd-Frank Act and other regulatory requirements and the potential costs of such compliance;

•	our ability to consummate and integrate acquisitions and joint ventures; and

•	other unanticipated events and conditions that may hinder our ability to compete.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in millions, except per share data)

Net sales	$755.6	$751.5

Cost of goods sold	651.3	612.3

Gross profit	104.3	139.2

Selling, general and administrative expenses	59.6	61.8

Operating income	44.7	77.4

Interest expense	(29.1)	(24.0)

Investment income	0.1	0.3

Other income (expense)
Debt refinancing and redemption costs	(11.3)	—
Other, net	0.5	(1.2)

Income before income taxes	4.9	52.5

Income tax expense (benefit)	(2.4)	2.2

Net income	7.3	50.3

Net loss attributable to noncontrolling interests	—	0.9

Net income attributable to AAM	$7.3	$51.2

Basic earnings per share	$0.10	$0.68

Diluted earnings per share	$0.10	$0.68

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Net income	$7.3	$50.3

Other comprehensive income (loss), net of tax
Defined benefit plans, net of $0.7 million of tax in 2013	(1.1)	(14.0)
Foreign currency translation adjustments	4.9	10.7
Change in derivatives	0.5	5.6
Other comprehensive income	4.3	2.3

Comprehensive income	11.6	52.6

Net loss attributable to noncontrolling interests	—	0.9
Foreign currency translation adjustments attributable to noncontrolling interests	—	0.2

Comprehensive income attributable to AAM	$11.6	$53.3

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$100.8	$62.4
Accounts receivable, net	535.3	463.4
Inventories, net	240.6	224.3
Prepaid expenses and other current assets	128.4	122.0
Total current assets	1,005.1	872.1

Property, plant and equipment, net	1,043.5	1,009.7
Deferred income taxes	365.6	366.1
Goodwill	156.4	156.4
GM postretirement cost sharing asset	253.8	259.7
Other assets and deferred charges	205.2	202.0
Total assets	$3,029.6	$2,866.0

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$454.6	$396.1
Accrued compensation and benefits	83.9	84.9
Deferred revenue	16.0	17.2
Accrued expenses and other current liabilities	96.6	102.6
Total current liabilities	651.1	600.8

Long-term debt	1,570.2	1,454.1
Deferred revenue	78.4	82.2
Postretirement benefits and other long-term liabilities	837.8	849.7
Total liabilities	3,137.5	2,986.8

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	602.2	600.9
Accumulated deficit	(268.5)	(275.8)
Treasury stock at cost, 6.0 million shares as of March 31, 2013 and
December 31, 2012	(182.1)	(182.1)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(275.6)	(274.5)
Foreign currency translation adjustments	12.5	7.6
Unrecognized gain on derivatives	2.8	2.3
Total AAM stockholders' deficit	(107.9)	(120.8)
Noncontrolling interest in subsidiaries	—	—
Total stockholders’ deficit	(107.9)	(120.8)
Total liabilities and stockholders' deficit	$3,029.6	$2,866.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Operating activities
Net income	$7.3	$50.3
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	41.3	36.7
Deferred income taxes	(2.6)	(0.5)
Stock-based compensation	1.3	0.4
Pensions and other postretirement benefits, net of contributions	1.0	(16.7)
Loss on disposal of property, plant and equipment, net	0.2	0.6
Debt refinancing and redemption costs	2.6	—
Changes in operating assets and liabilities
Accounts receivable	(70.7)	(166.3)
Inventories	(15.5)	(24.7)
Accounts payable and accrued expenses	29.0	73.0
Deferred revenue	(5.0)	(13.3)
Other assets and liabilities	(15.7)	(11.0)
Net cash used in operating activities	(26.8)	(71.5)

Investing activities
Purchases of property, plant and equipment	(47.9)	(44.5)
Proceeds from sale of property, plant and equipment	0.1	0.9
Proceeds from sale-leaseback of equipment	3.9	—
Net cash used in investing activities	(43.9)	(43.6)

Financing activities
Net short-term borrowings under credit facilities	11.3	59.1
Payments of long-term debt and capital lease obligations	(301.8)	(2.4)
Proceeds from issuance of long-term debt	405.2	10.1
Debt issuance costs	(6.2)	—
Purchase of noncontrolling interest	—	(4.0)
Purchase of treasury stock	—	(5.9)
Employee stock option exercises	—	0.1
Net cash provided by financing activities	108.5	57.0

Effect of exchange rate changes on cash	0.6	1.7

Net increase (decrease) in cash and cash equivalents	38.4	(56.4)

Cash and cash equivalents at beginning of period	62.4	169.2

Cash and cash equivalents at end of period	$100.8	$112.8

Supplemental cash flow information
Interest paid	$27.2	$35.3
Income taxes paid, net of refunds	$2.1	$5.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

The balance sheet at December 31, 2012 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Effect of New Accounting Standards On January 1, 2013, new accounting guidance regarding impairment testing of indefinite-lived intangible assets became effective. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative impairment assessment before calculating the fair value of the asset. We do not believe that the adoption of this new accounting guidance will have a significant effect on our impairment assessments of indefinite-lived intangible assets in the future.

On February 5, 2013, new accounting guidance was issued which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (AOCI). The new guidance requires entities to disclose, either on the face of the financial statements or as a separate footnote to the financial statements, additional information regarding changes in AOCI balances by component, either before tax or net-of-tax, and requires entities to disclose significant items reclassified out of AOCI by component. The new guidance does not change the current accounting guidance which states that a total for comprehensive income must be reported in condensed interim financial statements in either a single continuous statement or two separate but consecutive statements. Other than additional disclosure requirements, the adoption of this new guidance has had no impact on our condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RESTRUCTURING ACTIONS

There were no payments made in the first quarter of 2013 related to our remaining asset retirement obligation of $0.5 million, as of March 31, 2013.

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

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(in millions)

Raw materials and work-in-progress	$241.0	$220.3
Finished goods	27.9	25.0
Gross inventories	268.9	245.3
Inventory valuation reserves	(28.3)	(21.0)
Inventories, net	$240.6	$224.3

4. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(in millions)

Revolving credit facility	$—	$—
9.25% Notes, net of discount	337.6	337.5
7.875% Notes	—	300.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	—
Foreign credit facilities	77.0	61.0
Capital lease obligations	5.6	5.6
Long-term debt	$1,570.2	$1,454.1

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to purchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the entire $300.0 million of the 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.2 million in the first quarter of 2013 related to the 6.25% Notes.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.875% Notes On March 1, 2013, in connection with the cash tender offer, we purchased $172.6 million aggregate principal amount of the 7.875% Notes, and paid accrued interest. Upon purchase, we expensed $5.2 million related to a tender premium, $0.2 million of professional fees and unamortized debt issuance costs of $1.2 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

On March 15, 2013, we voluntarily redeemed the remaining 7.875% Notes outstanding. This resulted in a principal payment of $127.4 million, a payment of $3.3 million related to a redemption premium, as well as payment of accrued interest. Upon redemption, we expensed $0.9 million of unamortized debt issuance costs related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

Revolving Credit Facility On March 20, 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. As of March 31, 2013, the Revolving Credit Facility provided up to $365.0 million of revolving bank financing commitments through June 30, 2016.  At March 31, 2013, we had $342.1 million available under the Revolving Credit Facility.  This availability reflects a reduction of $22.9 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2013, $77.0 million was outstanding under these facilities and an additional $13.6 million was available.

The weighted-average interest rate of our long-term debt outstanding was 7.5% at March 31, 2013 and 7.9% at December 31, 2012.

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

Financial instruments   The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of March 31, 2013, are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$4.9	$4.9	$6.5	$6.5	Level 1
Prepaid expenses and other current assets
Currency forward contracts	2.8	2.8	2.3	2.3	Level 2

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

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
9.25% Notes	337.6	373.2	337.5	377.4	Level 2
7.875% Notes	—	—	300.0	310.1	Level 2
7.75% Notes	200.0	219.7	200.0	216.5	Level 2
6.625% Notes	550.0	565.8	550.0	555.5	Level 2
6.25% Notes	400.0	408.5	—	—	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling.  As of March 31, 2013, we have currency forward contracts outstanding with a notional amount of $26.8 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified During		Gain Expected to
	Gain (Loss)	Three Months Ended		be Reclassified
	Reclassified into	March 31,		During the
	Net Income	2013	2012	Next 12 Months
		(in millions)

Currency forward contracts	Cost of goods sold	$1.2	$(0.2)	$2.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2013	2012
	(in millions)

Service cost	$0.9	$0.8
Interest cost	8.5	8.8
Expected asset return	(11.5)	(8.0)
Amortized loss	2.4	1.8
Amortized prior service cost	0.3	—
Net periodic benefit cost	$0.6	$3.4

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2013	2012
	(in millions)

Service cost	$0.1	$0.1
Interest cost	3.3	3.9
Amortized loss	0.2	0.2
Amortized prior service credit	(0.4)	(0.5)
Curtailment gain	—	(21.8)
Net periodic benefit cost (credit)	$3.2	$(18.1)

We recorded a gain of $21.8 million to cost of goods sold for the curtailment of certain other postretirement benefits (OPEB) in the three months ended March 31, 2012. This resulted primarily from the reduction in the expected future OPEB related to the DMC and CKMF hourly associates who terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million.

Due to our significant pension contributions made in 2012, we will not make any cash payments in 2013 to satisfy our regulatory funding requirements. We expect our cash outlay for other postretirement benefit obligations in 2013, net of GM cost sharing, to be approximately $15 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2013	2012
	(in millions)

Beginning balance	$29.1	$13.4
Accruals	3.2	3.6
Settlements	(9.2)	(0.2)
Adjustment to prior period accruals	(0.2)	(0.1)
Foreign currency translation and other	—	0.1
Ending balance	$22.9	$16.8

9. INCOME TAXES

We are required to adjust our effective tax rate each quarter to estimate our annual effective tax rate. We must also record the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
Income tax expense (benefit) was a benefit of $2.4 million in the first quarter of 2013 as compared to expense of $2.2 million in the first quarter of 2012.  Our effective income tax rate was negative 48.1% in the first quarter of 2013 as compared to 4.3% in the first quarter of 2012. Our income tax benefit and effective tax rate for the three months ended March 31, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Our income tax benefit and effective tax rate for the three months ended March 31, 2013 also reflect a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a benefit of $3.3 million relating to an election we made in the first quarter of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

Our income tax expense and effective tax rate for the three months ended March 31, 2012 primarily reflected recognizing a net operating loss benefit against our taxable income in the U.S., as well as the effect of recognizing a tax benefit of $1.1 million relating to the release of a prior year unrecognized tax benefit for which the statute of limitations had expired and tax expense of $0.7 million relating to foreign withholding taxes paid for which a foreign tax credit could not be realized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended
	March 31,
	2013	2012
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$7.3	$51.2

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	76.2	75.0

Effect of dilutive securities
Dilutive stock-based compensation	—	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	76.2	75.0

Basic EPS	$0.10	$0.68

Diluted EPS	$0.10	$0.68

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 2.3 million at March 31, 2013 and 3.3 million at March 31, 2012. The ranges of exercise prices related to the excluded exercisable stock options were $15.58 - $40.83 at March 31, 2013 and March 31, 2012.

11. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2013 are as follows (in millions):

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives	Total
Balance at December 31, 2012	$(274.5)	$7.6	$2.3	$(264.6)

Other comprehensive income (loss) before reclassifications	(3.6)	4.9	1.7	3.0

Amounts reclassified from accumulated other comprehensive income (loss) (Recorded in cost of goods sold)	2.5	—	(1.2)	1.3

Net current period other comprehensive income (loss)	(1.1)	4.9	0.5	4.3

Balance at March 31, 2013	$(275.6)	$12.5	$2.8	$(260.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc.  The 9.25% Notes are senior secured obligations of AAM Inc. and the 7.75% Notes, 6.625% Notes and 6.25% Notes are senior unsecured obligations of AAM Inc.; all of which are fully and unconditionally and joint and severally, guaranteed by Holdings and substantially all domestic subsidiaries of AAM, Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$200.3	$53.9	$501.4	$—	$755.6
Intercompany	—	3.4	57.6	4.9	(65.9)	—
Total net sales	—	203.7	111.5	506.3	(65.9)	755.6
Cost of goods sold	—	198.5	97.2	421.5	(65.9)	651.3
Gross profit	—	5.2	14.3	84.8	—	104.3
Selling, general and administrative expenses	—	48.9	—	10.7	—	59.6
Operating income (loss)	—	(43.7)	14.3	74.1	—	44.7
Non-operating income (expense), net	—	(41.5)	2.7	(1.0)	—	(39.8)
Income (loss) before income taxes	—	(85.2)	17.0	73.1	—	4.9
Income tax benefit	—	(1.6)	—	(0.8)	—	(2.4)
Earnings (loss) from equity in subsidiaries	7.3	40.4	(3.2)	—	(44.5)	—
Net income (loss) before royalties and dividends	7.3	(43.2)	13.8	73.9	(44.5)	7.3
Royalties and dividends	—	50.5	—	(50.5)	—	—
Net income after royalties and dividends	7.3	7.3	13.8	23.4	(44.5)	7.3
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$7.3	$7.3	$13.8	$23.4	$(44.5)	$7.3
Other comprehensive income	4.3	4.3	7.7	8.3	(20.3)	4.3
Comprehensive income attributable to AAM	$11.6	$11.6	$21.5	$31.7	$(64.8)	$11.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$198.3	$54.5	$498.7	$—	$751.5
Intercompany	—	7.6	60.7	5.8	(74.1)	—
Total net sales	—	205.9	115.2	504.5	(74.1)	751.5
Cost of goods sold	—	174.0	99.9	412.5	(74.1)	612.3
Gross profit	—	31.9	15.3	92.0	—	139.2
Selling, general and administrative expenses	—	51.7	—	10.1	—	61.8
Operating income (loss)	—	(19.8)	15.3	81.9	—	77.4
Non-operating income (expense), net	—	(24.3)	0.8	(1.4)	—	(24.9)
Income (loss) before income taxes	—	(44.1)	16.1	80.5	—	52.5
Income tax expense (benefit)	—	(0.9)	—	3.1	—	2.2
Earnings (loss) from equity in subsidiaries	51.2	47.3	(13.5)	—	(85.0)	—
Net income before royalties and dividends	51.2	4.1	2.6	77.4	(85.0)	50.3
Royalties and dividends	—	47.1	—	(47.1)	—	—
Net income after royalties and dividends	51.2	51.2	2.6	30.3	(85.0)	50.3
Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net income attributable to AAM	$51.2	$51.2	$2.6	$31.2	$(85.0)	$51.2
Other comprehensive income (loss)	—	(14.4)	1.7	15.0	—	2.3
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Comprehensive income attributable to AAM	$51.2	$36.8	$4.3	$46.0	$(85.0)	$53.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$29.3	$—	$71.5	$—	$100.8
Accounts receivable, net	—	124.9	31.7	378.7	—	535.3
Inventories, net	—	46.0	32.1	162.5	—	240.6
Other current assets	—	48.7	3.8	75.9	—	128.4
Total current assets	—	248.9	67.6	688.6	—	1,005.1
Property, plant and equipment, net	—	259.3	82.1	702.1	—	1,043.5
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	702.8	42.3	79.5	—	824.6
Investment in subsidiaries	215.8	1,142.3	2.5	—	(1,360.6)	—
Total assets	$215.8	$2,353.3	$342.3	$1,478.8	$(1,360.6)	$3,029.6
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$119.5	$43.4	$291.7	$—	$454.6
Other current liabilities	—	109.4	4.2	82.9	—	196.5
Total current liabilities	—	228.9	47.6	374.6	—	651.1
Intercompany payable (receivable)	323.7	(434.2)	(201.1)	311.6	—	—
Long-term debt	—	1,487.6	5.6	77.0	—	1,570.2
Other long-term liabilities	—	855.2	1.3	59.7	—	916.2
Total liabilities	323.7	2,137.5	(146.6)	822.9	—	3,137.5
Total AAM Stockholders’ equity (deficit)	(107.9)	215.8	488.9	655.9	(1,360.6)	(107.9)
Noncontrolling interest in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(107.9)	215.8	488.9	655.9	(1,360.6)	(107.9)
Total liabilities and stockholders’ equity (deficit)	$215.8	$2,353.3	$342.3	$1,478.8	$(1,360.6)	$3,029.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2012
Assets
Current assets
Cash and cash equivalents	$—	$10.6	$—	$51.8	$—	$62.4
Accounts receivable, net	—	94.4	25.3	343.7	—	463.4
Inventories, net	—	48.7	31.6	144.0	—	224.3
Other current assets	—	48.8	3.5	69.7	—	122.0
Total current assets	—	202.5	60.4	609.2	—	872.1
Property, plant and equipment, net	—	250.4	84.2	675.1	—	1,009.7
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	706.1	40.0	81.7	—	827.8
Investment in subsidiaries	202.9	1,094.6	—	—	(1,297.5)	—
Total assets	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$91.4	$37.3	$267.4	$—	$396.1
Other current liabilities	—	124.5	3.8	76.4	—	204.7
Total current liabilities	—	215.9	41.1	343.8	—	600.8
Intercompany payable (receivable)	323.7	(420.6)	(188.7)	285.6	—	—
Long-term debt	—	1,387.5	5.6	61.0	—	1,454.1
Investment in subsidiaries obligation	—	—	7.6	—	(7.6)	—
Other long-term liabilities	—	867.9	1.2	62.8	—	931.9
Total liabilities	323.7	2,050.7	(133.2)	753.2	(7.6)	2,986.8
Total AAM Stockholders’ equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Noncontrolling interest in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Total liabilities and stockholders’ equity (deficit)	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net cash provided by (used in) operating activities	$—	$(42.1)	$(2.0)	$17.3	$—	$(26.8)
Investing activities
Purchases of property, plant and equipment	—	(13.3)	(2.2)	(32.4)	—	(47.9)
Proceeds from sale of equipment	—	0.1	—	—	—	0.1
Proceeds from sale-leaseback of equipment	—	3.9	—	—	—	3.9
Net cash used in investing activities	—	(9.3)	(2.2)	(32.4)	—	(43.9)
Financing activities
Net debt activity	—	99.0	(0.1)	15.8	—	114.7
Intercompany activity	—	(22.7)	4.3	18.4	—	—
Debt issuance costs	—	(6.2)	—	—	—	(6.2)
Net cash provided by financing activities	—	70.1	4.2	34.2	—	108.5
Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6
Net increase in cash and cash equivalents	—	18.7	—	19.7	—	38.4
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$29.3	$—	$71.5	$—	$100.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net cash provided by (used in) operating activities	$—	$(73.8)	$7.5	$(5.2)	$—	$(71.5)
Investing activities
Purchases of property, plant and equipment	—	(14.7)	(1.4)	(28.4)	—	(44.5)
Proceeds from sale of equipment	—	0.1	—	0.8	—	0.9
Net cash used in investing activities	—	(14.6)	(1.4)	(27.6)	—	(43.6)
Financing activities
Net debt activity	—	59.1	(0.1)	7.8	—	66.8
Intercompany activity	5.9	(24.3)	(6.0)	24.4	—	—
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Net cash provided by (used in) financing activities	—	34.9	(6.1)	28.2	—	57.0
Effect of exchange rate changes on cash	—	—	—	1.7	—	1.7
Net decrease in cash and cash equivalents	—	(53.5)	—	(2.9)	—	(56.4)
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$30.2	$—	$82.6	$—	$112.8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 75% of our total net sales in the first quarter of 2013, as compared to 74% in the first quarter of 2012 and 73% for the full-year 2012.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 7% of our total net sales in the first quarter of 2013, as compared to 9% in the first quarter of 2012 and 10% for the full-year 2012. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co. Ltd., Harley-Davidson Inc., Tata Motors, Ford Motor Company, Beijing Benz Automotive Co., Ltd., Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM were $188.1 million in the first quarter of 2013 as compared to $193.6 million in the first quarter of 2012.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Net Sales  Net sales increased to $755.6 million in the first quarter of 2013 as compared to $751.5 million in the first quarter of 2012.  The change in sales in the first quarter of 2013 as compared to the first quarter of 2012 primarily reflects an increase in global launch activity, offset by a decrease of approximately 11% in production volumes for the major North American light truck and SUV programs we currently support and a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement. Sales in the first quarter of 2013 also reflect the adverse impact of the labor strike at General Motors' Rayong factory in Thailand, which we estimate to be approximately $12.5 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,504 in the first quarter of 2013 as compared to $1,475 in the first quarter of 2012. Our 4WD/AWD penetration rate on these vehicle programs increased to 67.2% in the first quarter 2013 as compared to 64.6% in the first quarter of 2012.

Gross Profit  Gross profit was $104.3 million in the first quarter of 2013 as compared to $139.2 million in the first quarter of 2012.  Gross margin was 13.8% in the first quarter of 2013 as compared to 18.5% in the first quarter of 2012.  The change in gross profit and margin in the first quarter of 2013, as compared to the first quarter of 2012, primarily reflects an increase in global launch activity, which includes higher project expense and other launch preparation costs, higher start-up and quality containment costs and lower capacity utilization. Gross profit in the first quarter of 2012 reflected the impact of a $21.8 million other postretirement benefits (OPEB) curtailment gain as a result of the Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF) hourly associates who terminated employment from AAM as a result of our plant closures. Gross profit and gross margin in the first quarter of 2012 were also negatively impacted by $16.0 million of special charges and other restructuring costs, primarily related to asset redeployment and other costs related to the closures of DMC and CKMF.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) decreased to $59.6 million or 7.9% of net sales in the first quarter of 2013 as compared to $61.8 million or 8.2% of net sales in the first quarter of 2012.  R&D was $28.5 million in the first quarter of 2013 as compared to $30.1 million in the first quarter of 2012. The decrease in SG&A in the first quarter of 2013 primarily reflects the reduction in R&D spending.

Operating Income  Operating income was $44.7 million in the first quarter of 2013 as compared to $77.4 million in the first quarter of 2012.  Operating margin was 5.9% in the first quarter of 2013 as compared to 10.3% in the first quarter of 2012.  The changes in operating income and operating margin were due to factors discussed in Net Sales and Gross Profit above.

Interest Expense and Investment Income Interest expense was $29.1 million in the first quarter of 2013 as compared to $24.0 million in the first quarter of 2012. The increase in interest expense reflects higher average outstanding borrowings in the first quarter of 2013 as compared to the first quarter of 2012. Investment income was $0.1 million in the first quarter of 2013 as compared to $0.3 million in the first quarter of 2012.

The weighted-average interest rate of our long-term debt outstanding was 7.7% in the first quarter of 2013 and 7.9% in the first quarter of 2012.

Other Income (Expense) Following are the components of Other Income (Expense) for the first quarter of 2013 and 2012:

Debt Refinancing and Redemption Costs In the first quarter of 2013, we expensed $11.3 million of unamortized debt issuance costs and prepayment premiums related to the termination of our class C Revolving Credit Facility, the purchase of $172.6 million of our 7.875% Notes pursuant to a tender offer and the subsequent redemption of the remaining $127.4 million of our 7.875% Notes.

Other, Net Other, net, which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was income of $0.5 million in the first quarter of 2013 as compared to a loss of $1.2 million in the first quarter of 2012.

Income Tax Expense (Benefit)  Income tax expense (benefit) was a benefit of $2.4 million in the first quarter of 2013 as compared to expense of $2.2 million in the first quarter of 2012.  Our effective income tax rate was negative 48.1% in the first quarter of 2013 as compared to 4.3% in the first quarter of 2012. Our income tax benefit and effective tax rate for the three months ended March 31, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Our income tax benefit and effective tax rate for the three months ended March 31, 2013 also reflect a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a benefit of $3.3 million relating to an election we made in the first quarter of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

Our income tax expense and effective tax rate for the three months ended March 31, 2012 primarily reflected recognizing a net operating loss benefit against our taxable income in the U.S., as well as the effect of recognizing a tax benefit of $1.1 million relating to the release of a prior year unrecognized tax benefit for which the statute of limitations had expired and tax expense of $0.7 million relating to foreign withholding taxes paid for which a foreign tax credit could not be realized.

Net Loss Attributable to Noncontrolling Interests Net loss attributable to noncontrolling interests was $0.9 million in the first quarter of 2012. The noncontrolling interest in e-AAM was acquired in the first quarter of 2012, so there is no longer an allocation of net loss attributable to noncontrolling interests related to this entity.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM was $7.3 million in the first quarter of 2013 as compared to $51.2 million in the first quarter of 2012. Diluted EPS was $0.10 in the first quarter of 2013 as compared to $0.68 in the first quarter of 2012. Net income attributable to AAM and EPS for the first quarters of 2013 and 2012 were primarily impacted by the factors discussed in Gross Profit and Debt Refinancing and Redemption Costs above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first quarter of 2013, net cash used in operating activities was $26.8 million as compared to $71.5 million in the first quarter of 2012.  The following factors impacted cash used in operating activities in the first quarter of 2013 as compared to the first quarter of 2012:

Cash paid for special charges  In the first quarter of 2012, we made cash payments of $20.9 million for special charges primarily related to asset redeployment and capital expenditures associated with the closure of DMC and CKMF.

GM payment terms As a result of a change in the administration of GM supplier payment terms from pay on shipment to pay on receipt, our operating cash flow was negatively impacted by approximately $16 million in the first quarter of 2012.

Pension and other postretirement benefits  Due to our significant pension contributions made in 2012, we will not make any cash payments in 2013 to satisfy our regulatory funding requirements. As a result of discretionary pension funding in the fourth quarter of 2011, we were not required to make any significant pension contributions in the first quarter of 2012. We expect our cash outlay for other postretirement benefit obligations in 2013, net of GM cost sharing, to be approximately $15 million.

Investing Activities  Capital expenditures were $47.9 million in the first quarter of 2013 as compared to $44.5 million in the first quarter of 2012.  We expect our capital spending, net of proceeds from the sale-leaseback of equipment and the sale of property, plant and equipment in 2013 to approximate 7% of sales, which includes support for our significant global program launches in 2013 and 2014 within our new and incremental business backlog.

In the first quarter of 2013, we entered into a sale-leaseback transaction for equipment recently purchased. We received proceeds of $3.9 million in the first quarter of 2013 related to this transaction.

Financing Activities  In the first quarter of 2013, net cash provided by financing activities was $108.5 million as compared to $57.0 million in the first quarter of 2012.  Total long-term debt outstanding increased $116.1 million in the first quarter of 2013 to $1,570.2 million as compared to $1,454.1 million at year-end 2012, primarily as a result of the issuance of $400.0 million of 6.25% senior unsecured notes in the first quarter of 2013, which was partially offset by using the proceeds to purchase and redeem $300.0 million of our 7.875% Notes.

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to repurchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the entire $300.0 million of the

7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.2 million in the first quarter of 2013 related to the 6.25% Notes.

7.875% Notes On March 1, 2013, in connection with the cash tender offer, we purchased $172.6 million aggregate principal amount of the 7.875% Notes, and paid accrued interest. Upon purchase, we expensed $5.2 million related to a tender premium, $0.2 million of professional fees and unamortized debt issuance costs of $1.2 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

On March 15, 2013, we voluntarily redeemed the remaining 7.875% Notes outstanding. This resulted in a principal payment of $127.4 million, a payment of $3.3 million related to a redemption premium, as well as payment of accrued interest. Upon redemption, we expensed $0.9 million of unamortized debt issuance costs related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

9.25% Notes Pursuant to the terms of our 9.25% Notes, we have the right to voluntarily redeem an additional 10% of our 9.25% Notes in October 2013. In addition, we have the right to voluntarily redeem any remaining 9.25% Notes outstanding in January 2014. We may elect to exercise our rights to redeem all or part of the remaining 9.25% Notes, subject to our liquidity position and the appropriate market conditions.

Revolving Credit Facility On March 20, 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. As of March 31, 2013, the Revolving Credit Facility provided up to $365.0 million of revolving bank financing commitments through June 30, 2016.  At March 31, 2013, we had $342.1 million available under the Revolving Credit Facility.  This availability reflects a reduction of $22.9 million for standby letters of credit issued against the facility.

We utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At March 31, 2013, $77.0 million was outstanding with an additional $13.6 million available under these facilities.

In the first quarter of 2012, we paid $4.0 million to acquire the remaining shares of e-AAM Driveline Systems AB (e-AAM). e-AAM, previously a joint venture between AAM and Saab Automobile AB, was created to design and commercialize electric and hybrid driveline systems designed to improve fuel efficiency, reduce CO2 emissions and provide all-wheel-drive capability.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2013, and we do not expect such expenditures to be significant for the remainder of 2013.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling.  At March 31, 2013, we had currency forward contracts with a notional amount of $26.8 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $2.4 million at March 31, 2013.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2013, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at March 31, 2013) on our long-term debt outstanding at March 31, 2013 would be approximately $0.7 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2013, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2012 Form 10-K.

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
May 3, 2013

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