Form 10-Q
period 2013-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2013-08-02
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 74,974,263 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2013

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	global economic conditions, including the impact of the continued market weakness in the Euro-zone;

•	reduced purchases of our products by General Motors Company (GM), Chrysler Group LLC (Chrysler) or other customers;

•	reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM and Chrysler);

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	supply shortages or price increases in raw materials, utilities or other operating supplies for us or our customers as a result of natural disasters or otherwise;

•	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	our ability to attract new customers and programs for new products;

•	price volatility in, or reduced availability of, fuel;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share data)

Net sales	$799.6	$739.8	$1,555.2	$1,491.3

Cost of goods sold	677.4	654.0	1,328.7	1,266.3

Gross profit	122.2	85.8	226.5	225.0

Selling, general and administrative expenses	60.5	55.5	120.1	117.3

Operating income	61.7	30.3	106.4	107.7

Interest expense	(28.8)	(23.4)	(57.9)	(47.4)

Investment income	0.2	0.1	0.3	0.4

Other income (expense)
Debt refinancing and redemption costs	0.1	—	(11.2)	—
Other, net	(2.0)	(0.6)	(1.5)	(1.8)

Income before income taxes	31.2	6.4	36.1	58.9

Income tax expense	5.4	1.7	3.0	3.9

Net income	25.8	4.7	33.1	55.0

Net loss attributable to noncontrolling interests	—	—	—	0.9

Net income attributable to AAM	$25.8	$4.7	$33.1	$55.9

Basic earnings per share	$0.34	$0.06	$0.43	$0.74

Diluted earnings per share	$0.34	$0.06	$0.43	$0.74

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$25.8	$4.7	$33.1	$55.0

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax of $(0.8) million and $(0.1) million for the three and six months ended June 30, 2013, respectively	1.7	(0.5)	0.6	(14.5)
Foreign currency translation adjustments	(21.7)	(22.5)	(16.8)	(11.8)
Change in derivatives	(2.1)	(0.2)	(1.6)	5.4
Other comprehensive loss	(22.1)	(23.2)	(17.8)	(20.9)

Comprehensive income (loss)	3.7	(18.5)	15.3	34.1

Net loss attributable to noncontrolling interests	—	—	—	0.9
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	0.2

Comprehensive income (loss) attributable to AAM	$3.7	$(18.5)	$15.3	$34.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$78.9	$62.4
Accounts receivable, net	559.5	463.4
Inventories, net	233.2	224.3
Prepaid expenses and other current assets	120.6	122.0
Total current assets	992.2	872.1

Property, plant and equipment, net	1,036.8	1,009.7
Deferred income taxes	366.2	366.1
Goodwill	156.2	156.4
GM postretirement cost sharing asset	252.5	259.7
Other assets and deferred charges	204.8	202.0
Total assets	$3,008.7	$2,866.0

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$450.7	$396.1
Accrued compensation and benefits	90.1	84.9
Deferred revenue	15.8	17.2
Accrued expenses and other current liabilities	90.4	102.6
Total current liabilities	647.0	600.8

Long-term debt	1,546.5	1,454.1
Deferred revenue	79.5	82.2
Postretirement benefits and other long-term liabilities	837.3	849.7
Total liabilities	3,110.3	2,986.8

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	604.9	600.9
Accumulated deficit	(242.7)	(275.8)
Treasury stock at cost, 6.0 million shares as of June 30, 2013 and December 31, 2012	(182.2)	(182.1)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(273.9)	(274.5)
Foreign currency translation adjustments	(9.2)	7.6
Unrecognized gain on derivatives	0.7	2.3
Total AAM stockholders' deficit	(101.6)	(120.8)
Noncontrolling interest in subsidiaries	—	—
Total stockholders’ deficit	(101.6)	(120.8)
Total liabilities and stockholders' deficit	$3,008.7	$2,866.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(in millions)
Operating activities
Net income	$33.1	$55.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	83.7	73.7
Deferred income taxes	(1.5)	(1.1)
Stock-based compensation	3.2	0.6
Pensions and other postretirement benefits, net of contributions	5.9	(29.5)
Loss (gain) on disposal of property, plant and equipment, net	(3.5)	0.8
Debt refinancing and redemption costs	2.5	—
Changes in operating assets and liabilities
Accounts receivable	(99.1)	(142.6)
Inventories	(12.3)	(34.2)
Accounts payable and accrued expenses	51.1	135.3
Deferred revenue	(3.8)	(16.7)
Other assets and liabilities	(26.1)	(16.7)
Net cash provided by operating activities	33.2	24.6

Investing activities
Purchases of property, plant and equipment	(121.5)	(92.9)
Proceeds from sale of property, plant and equipment	4.9	1.2
Proceeds from sale-leaseback of equipment	16.0	—
Net cash used in investing activities	(100.6)	(91.7)

Financing activities
Net short-term repayments under credit facilities	(12.0)	(1.7)
Payments of long-term debt and capital lease obligations	(307.3)	(18.0)
Proceeds from issuance of long-term debt	410.0	12.4
Debt issuance costs	(6.6)	—
Purchase of noncontrolling interest	—	(4.0)
Purchase of treasury stock	(0.1)	(5.9)
Employee stock option exercises	0.8	0.1
Net cash provided by (used in) financing activities	84.8	(17.1)

Effect of exchange rate changes on cash	(0.9)	0.2

Net increase (decrease) in cash and cash equivalents	16.5	(84.0)

Cash and cash equivalents at beginning of period	62.4	169.2

Cash and cash equivalents at end of period	$78.9	$85.2

Supplemental cash flow information
Interest paid	$55.9	$43.1
Income taxes paid, net of refunds	$8.2	$10.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RESTRUCTURING ACTIONS

There were no payments made in the first six months of 2013 related to our remaining asset retirement obligation of $0.5 million, as of June 30, 2013.

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

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(in millions)

Raw materials and work-in-progress	$238.5	$220.3
Finished goods	26.2	25.0
Gross inventories	264.7	245.3
Inventory valuation reserves	(31.5)	(21.0)
Inventories, net	$233.2	$224.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(in millions)

Revolving credit facility	$—	$—
9.25% Notes, net of discount	337.8	337.5
7.875% Notes	—	300.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	—
Foreign credit facilities	53.2	61.0
Capital lease obligations	5.5	5.6
Long-term debt	$1,546.5	$1,454.1

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to purchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the entire $300.0 million of the 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in the first six months of 2013 related to the 6.25% Notes.

7.875% Notes On March 1, 2013, in connection with the cash tender offer, we purchased $172.6 million aggregate principal amount of the 7.875% Notes, and paid accrued interest. Upon purchase, we expensed $5.2 million related to a tender premium, $0.1 million of professional fees and unamortized debt issuance costs of $1.2 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

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

Revolving Credit Facility On March 20, 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. As of June 30, 2013, the Revolving Credit Facility provided up to $365.0 million of revolving bank financing commitments through June 30, 2016.  At June 30, 2013, we had $341.7 million available under the Revolving Credit Facility.  This availability reflects a reduction of $23.3 million for standby letters of credit issued against the facility.

The Revolving Credit Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Revolving Credit Facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2013, $53.2 million was outstanding under these facilities and an additional $59.2 million was available.

The weighted-average interest rate of our long-term debt outstanding was 7.5% at June 30, 2013 and 7.9% as of December 31, 2012.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of June 30, 2013, are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$10.8	$10.8	$6.5	$6.5	Level 1
Prepaid expenses and other current assets
Currency forward contracts	1.1	1.1	2.3	2.3	Level 2
Other assets and deferred charges
Currency forward contracts	0.1	0.1	—	—	Level 2
Other accrued expenses
Currency forward contracts	0.5	0.5	—	—	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximates their fair value due to the frequent resetting of the interest rates.  We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

9.25% Notes	$337.8	$363.8	$337.5	$377.4	Level 2
7.875% Notes	—	—	300.0	310.1	Level 2
7.75% Notes	200.0	218.5	200.0	216.5	Level 2
6.625% Notes	550.0	558.3	550.0	555.5	Level 2
6.25% Notes	400.0	405.0	—	—	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling.  As of June 30, 2013, we have currency forward contracts outstanding with a notional amount of $47.5 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses.

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified				Gain Expected to be
	Gain (Loss)	Three Months Ended		Six Months Ended		Reclassified
	Reclassified into	June 30,		June 30,		During the
	Net Income	2013	2012	2013	2012	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.9	$(1.3)	$2.1	$(1.5)	$0.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$0.9	$0.8	$1.8	$1.6
Interest cost	8.5	8.8	17.0	17.6
Expected asset return	(11.5)	(8.0)	(23.0)	(16.0)
Amortized loss	2.4	1.8	4.8	3.6
Amortized prior service cost	0.3	—	0.6	—
Net periodic benefit cost	$0.6	$3.4	$1.2	$6.8

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.3	3.9	6.6	7.8
Amortized loss	0.2	0.2	0.4	0.4
Amortized prior service credit	(0.5)	(0.5)	(0.9)	(1.0)
Curtailment gain	—	—	—	(21.8)
Settlement	—	(5.2)	—	(5.2)
Net periodic benefit cost (credit)	$3.1	$(1.5)	$6.3	$(19.6)

In the first quarter of 2012, we recorded a gain of $21.8 million to cost of goods sold for the curtailment of certain other postretirement benefits (OPEB). This resulted primarily from the reduction in the expected future OPEB related to the DMC and CKMF hourly associates who terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)

Beginning balance	$22.9	$16.8	$29.1	$13.4
Accruals	2.5	10.7	5.7	14.4
Settlements	(1.3)	(0.1)	(10.5)	(0.4)
Adjustment to prior period accruals, net	(0.7)	(2.8)	(0.9)	(2.8)
Foreign currency translation and other	(0.2)	(0.1)	(0.2)	(0.1)
Ending balance	$23.2	$24.5	$23.2	$24.5

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

Income tax expense was $5.4 million in the three months ended June 30, 2013 as compared to $1.7 million in the three months ended June 30, 2012.  Our effective income tax rate was 17.2% in the second quarter of 2013 as compared to 25.9% in the second quarter of 2012.

Income tax expense was $3.0 million in the first six months of 2013 as compared to $3.9 million in the first six months of 2012.  Our effective income tax rate was 8.3% in the first six months of 2013 as compared to 6.6% in the first six months of 2012.

Our income tax expense and effective tax rate for the three and six months ended June 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Additionally, in the first quarter of 2013, we recorded a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in the first six months of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

In the three months ended June 30, 2013, we settled a transfer pricing examination of our 2006 income tax return with the Mexican tax authorities. This settlement resulted in a reduction of our liability for unrecognized income tax benefits and a cash payment of $4.7 million.

Our income tax expense and effective tax rate for the three and six months ended June 30, 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. and recognizing net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the years 2004 through 2007.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$25.8	$4.7	$33.1	$55.9

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	76.8	75.1	76.5	75.1

Effect of dilutive securities
Dilutive stock-based compensation	0.1	—	—	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	76.9	75.1	76.5	75.1

Basic EPS	$0.34	$0.06	$0.43	$0.74

Diluted EPS	$0.34	$0.06	$0.43	$0.74

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 2.3 million at June 30, 2013 and 3.3 million at June 30, 2012. The range of exercise prices related to the excluded exercisable stock options was $15.58 - $40.83 at June 30, 2013 and June 30, 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013 are as follows (in millions):

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives	Total
Balance at March 31, 2013	$(275.6)	$12.5	$2.8	(260.3)

Other comprehensive loss before reclassifications	(0.8)	(21.7)	(1.2)	(23.7)

Amounts reclassified from accumulated other comprehensive income (loss) (Loss (gain) recorded in cost of goods sold)	2.5	—	(0.9)	1.6

Net current period other comprehensive income (loss)	1.7	(21.7)	(2.1)	(22.1)

Balance at June 30, 2013	$(273.9)	$(9.2)	$0.7	$(282.4)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives	Total
Balance at December 31, 2012	$(274.5)	$7.6	$2.3	$(264.6)

Other comprehensive income (loss) before reclassifications	(4.4)	(16.8)	0.5	(20.7)

Amounts reclassified from accumulated other comprehensive income (loss) (Loss (gain) recorded in cost of goods sold)	5.0	—	(2.1)	2.9

Net current period other comprehensive income (loss)	0.6	(16.8)	(1.6)	(17.8)

Balance at June 30, 2013	$(273.9)	$(9.2)	$0.7	$(282.4)

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

Condensed Consolidating Statements of Income
Three Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$211.3	$58.8	$529.5	$—	$799.6
Intercompany	—	4.6	56.3	2.4	(63.3)	—
Total net sales	—	215.9	115.1	531.9	(63.3)	799.6
Cost of goods sold	—	197.7	98.9	444.1	(63.3)	677.4
Gross profit	—	18.2	16.2	87.8	—	122.2
Selling, general and administrative expenses	—	52.3	—	8.2	—	60.5
Operating income (loss)	—	(34.1)	16.2	79.6	—	61.7
Non-operating income (expense), net	—	(29.3)	2.7	(3.9)	—	(30.5)
Income (loss) before income taxes	—	(63.4)	18.9	75.7	—	31.2
Income tax expense (benefit)	—	(12.3)	—	17.7	—	5.4
Earnings (loss) from equity in subsidiaries	25.8	24.5	(9.7)	—	(40.6)	—
Net income (loss) before royalties and dividends	25.8	(26.6)	9.2	58.0	(40.6)	25.8
Royalties and dividends	—	52.4	—	(52.4)	—	—
Net income after royalties and dividends	25.8	25.8	9.2	5.6	(40.6)	25.8
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$25.8	$25.8	$9.2	$5.6	$(40.6)	$25.8
Other comprehensive loss	(22.1)	(22.1)	(21.3)	(24.4)	67.8	(22.1)
Comprehensive income (loss) attributable to AAM	$3.7	$3.7	$(12.1)	$(18.8)	$27.2	$3.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$182.1	$54.8	$502.9	$—	$739.8
Intercompany	—	3.8	59.4	6.4	(69.6)	—
Total net sales	—	185.9	114.2	509.3	(69.6)	739.8
Cost of goods sold	—	206.4	100.7	416.5	(69.6)	654.0
Gross profit (loss)	—	(20.5)	13.5	92.8	—	85.8
Selling, general and administrative expenses	—	46.5	—	9.0	—	55.5
Operating income (loss)	—	(67.0)	13.5	83.8	—	30.3
Non-operating income (expense), net	—	(24.5)	0.4	0.2	—	(23.9)
Income (loss) before income taxes	—	(91.5)	13.9	84.0	—	6.4
Income tax expense	—	1.2	—	0.5	—	1.7
Earnings (loss) from equity in subsidiaries	4.7	52.0	(12.7)	—	(44.0)	—
Net income (loss) before royalties and dividends	4.7	(40.7)	1.2	83.5	(44.0)	4.7
Royalties and dividends	—	45.4	—	(45.4)	—	—
Net income after royalties and dividends	4.7	4.7	1.2	38.1	(44.0)	4.7
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$4.7	$4.7	$1.2	$38.1	$(44.0)	$4.7
Other comprehensive loss	(23.2)	(23.2)	(21.4)	(21.8)	66.4	(23.2)
Comprehensive income (loss) attributable to AAM	$(18.5)	$(18.5)	$(20.2)	$16.3	$22.4	$(18.5)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$411.6	$112.7	$1,030.9	$—	$1,555.2
Intercompany	—	8.0	113.9	7.3	(129.2)	—
Total net sales	—	419.6	226.6	1,038.2	(129.2)	1,555.2
Cost of goods sold	—	396.2	196.1	865.6	(129.2)	1,328.7
Gross profit	—	23.4	30.5	172.6	—	226.5
Selling, general and administrative expenses	—	101.2	—	18.9	—	120.1
Operating income (loss)	—	(77.8)	30.5	153.7	—	106.4
Non-operating income (expense), net	—	(70.8)	5.4	(4.9)	—	(70.3)
Income (loss) before income taxes	—	(148.6)	35.9	148.8	—	36.1
Income tax expense (benefit)	—	(13.9)	—	16.9	—	3.0
Earnings (loss) from equity in subsidiaries	33.1	64.9	(12.9)	—	(85.1)	—
Net income (loss) before royalties and dividends	33.1	(69.8)	23.0	131.9	(85.1)	33.1
Royalties and dividends	—	102.9	—	(102.9)	—	—
Net income after royalties and dividends	33.1	33.1	23.0	29.0	(85.1)	33.1
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$33.1	$33.1	$23.0	$29.0	$(85.1)	$33.1
Other comprehensive loss	(17.8)	(17.8)	(13.6)	(16.1)	47.5	(17.8)
Comprehensive income attributable to AAM	$15.3	$15.3	$9.4	$12.9	$(37.6)	$15.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$380.4	$109.3	$1,001.6	$—	$1,491.3
Intercompany	—	11.4	120.1	12.2	(143.7)	—
Total net sales	—	391.8	229.4	1,013.8	(143.7)	1,491.3
Cost of goods sold	—	380.4	200.6	829.0	(143.7)	1,266.3
Gross profit	—	11.4	28.8	184.8	—	225.0
Selling, general and administrative expenses	—	98.2	—	19.1	—	117.3
Operating income (loss)	—	(86.8)	28.8	165.7	—	107.7
Non-operating income (expense), net	—	(48.8)	1.2	(1.2)	—	(48.8)
Income (loss) before income taxes	—	(135.6)	30.0	164.5	—	58.9
Income tax expense	—	0.3	—	3.6	—	3.9
Earnings (loss) from equity in subsidiaries	55.9	99.3	(26.2)	—	(129.0)	—
Net income (loss) before royalties and dividends	55.9	(36.6)	3.8	160.9	(129.0)	55.0
Royalties and dividends	—	92.5	—	(92.5)	—	—
Net income after royalties and dividends	55.9	55.9	3.8	68.4	(129.0)	55.0
Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net income attributable to AAM	$55.9	$55.9	$3.8	$69.3	$(129.0)	$55.9
Other comprehensive loss	(20.9)	(20.9)	(11.3)	(6.8)	39.0	(20.9)
Foreign currency translation adjustments attributable to noncontrolling interests	0.2	0.2	—	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to AAM	$34.8	$34.8	$(7.5)	$62.3	$(89.6)	$34.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
June 30, 2013
Assets
Current assets
Cash and cash equivalents	$—	$2.7	$—	$76.2	$—	$78.9
Accounts receivable, net	—	122.9	33.5	403.1	—	559.5
Inventories, net	—	46.6	31.7	154.9	—	233.2
Other current assets	—	44.2	3.5	72.9	—	120.6
Total current assets	—	216.4	68.7	707.1	—	992.2
Property, plant and equipment, net	—	253.4	81.3	702.1	—	1,036.8
Goodwill	—	—	147.8	8.4	—	156.2
Other assets and deferred charges	—	696.6	43.9	83.0	—	823.5
Investment in subsidiaries	222.2	1,142.0	—	—	(1,364.2)	—
Total assets	$222.2	$2,308.4	$341.7	$1,500.6	$(1,364.2)	$3,008.7
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$113.4	$44.4	$292.9	$—	$450.7
Other current liabilities	—	115.2	4.4	76.7	—	196.3
Total current liabilities	—	228.6	48.8	369.6	—	647.0
Intercompany payable (receivable)	323.8	(470.9)	(201.9)	349.0	—	—
Long-term debt	—	1,487.8	5.5	53.2	—	1,546.5
Investment in subsidiaries obligation	—	—	12.8	—	(12.8)	—
Other long-term liabilities	—	840.7	1.3	74.8	—	916.8
Total liabilities	323.8	2,086.2	(133.5)	846.6	(12.8)	3,110.3
Total AAM Stockholders’ equity (deficit)	(101.6)	222.2	475.2	654.0	(1,351.4)	(101.6)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(101.6)	222.2	475.2	654.0	(1,351.4)	(101.6)
Total liabilities and stockholders’ equity (deficit)	$222.2	$2,308.4	$341.7	$1,500.6	$(1,364.2)	$3,008.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2012
Assets
Current assets
Cash and cash equivalents	$—	$10.6	$—	$51.8	$—	$62.4
Accounts receivable, net	—	94.4	25.3	343.7	—	463.4
Inventories, net	—	48.7	31.6	144.0	—	224.3
Other current assets	—	48.8	3.5	69.7	—	122.0
Total current assets	—	202.5	60.4	609.2	—	872.1
Property, plant and equipment, net	—	250.4	84.2	675.1	—	1,009.7
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	706.1	40.0	81.7	—	827.8
Investment in subsidiaries	202.9	1,094.6	—	—	(1,297.5)	—
Total assets	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$91.4	$37.3	$267.4	$—	$396.1
Other current liabilities	—	124.5	3.8	76.4	—	204.7
Total current liabilities	—	215.9	41.1	343.8	—	600.8
Intercompany payable (receivable)	323.7	(420.6)	(188.7)	285.6	—	—
Long-term debt	—	1,387.5	5.6	61.0	—	1,454.1
Investment in subsidiaries obligation	—	—	7.6	—	(7.6)	—
Other long-term liabilities	—	867.9	1.2	62.8	—	931.9
Total liabilities	323.7	2,050.7	(133.2)	753.2	(7.6)	2,986.8
Total AAM Stockholders’ equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Total liabilities and stockholders’ equity (deficit)	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net cash provided by (used in) operating activities	$—	$(35.0)	$38.3	$29.9	$—	$33.2
Investing activities
Purchases of property, plant and equipment	—	(35.2)	(4.2)	(82.1)	—	(121.5)
Proceeds from sale of equipment	—	4.9	—	—	—	4.9
Proceeds from sale-leaseback of equipment	—	16.0	—	—	—	16.0
Net cash used in investing activities	—	(14.3)	(4.2)	(82.1)	—	(100.6)
Financing activities
Net debt activity	—	98.0	(0.2)	(7.1)	—	90.7
Intercompany activity	0.1	(50.8)	(33.9)	84.6	—	—
Debt issuance costs	—	(6.6)	—	—	—	(6.6)
Employee stock option exercises	—	0.8	—	—	—	0.8
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	41.4	(34.1)	77.5	—	84.8
Effect of exchange rate changes on cash	—	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	—	(7.9)	—	24.4	—	16.5
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$2.7	$—	$76.2	$—	$78.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net cash provided by (used in) operating activities	$—	$(51.9)	$32.4	$44.1	$—	$24.6
Investing activities
Purchases of property, plant and equipment	—	(25.2)	(4.2)	(63.5)	—	(92.9)
Proceeds from sale of equipment	—	0.4	—	0.8	—	1.2
Net cash used in investing activities	—	(24.8)	(4.2)	(62.7)	—	(91.7)
Financing activities
Net debt activity	—	(1.7)	(0.1)	(5.5)	—	(7.3)
Intercompany activity	5.9	17.0	(28.1)	5.2	—	—
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Net cash provided by (used in) financing activities	—	15.4	(28.2)	(4.3)	—	(17.1)
Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2
Net decrease in cash and cash equivalents	—	(61.3)	—	(22.7)	—	(84.0)
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$22.4	$—	$62.8	$—	$85.2

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 74% of our total net sales in the first six months of 2013 and both the first six months and the full year 2012.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 8% of our total net sales in the first six months of 2013 as compared to 9% for the first six months of 2012 and 10% for the full-year 2012. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co. Ltd., Harley-Davidson Inc., Tata Motors, Ford Motor Company, Beijing Benz Automotive Co., Ltd., Deere & Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased to $411.9 million in the first six months of 2013 as compared to $391.8 million in the first six months of 2012.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Net Sales  Net sales increased to $799.6 million in the second quarter of 2013 as compared to $739.8 million in the second quarter of 2012.  This 8% increase in sales reflects an increase in global launch activity, additional content on GM and Chrysler's next generation full-size truck programs and a 13% increase in non-GM sales.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,554 in the second quarter of 2013 as compared to $1,439 in the second quarter of 2012.  Our 4WD/AWD penetration rate on these vehicle programs increased to 65.7% in the second quarter of 2013 as compared to 61.1% in the second quarter of 2012.

Gross Profit   Gross profit increased to $122.2 million in the second quarter of 2013 as compared to $85.8 million in the second quarter of 2012.  Gross margin increased to 15.3% in the second quarter of 2013 as compared to 11.6% in the second quarter of 2012.

The increase in gross profit in the second quarter of 2013, as compared to the second quarter of 2012 is primarily due to an increase in contribution margin on higher sales, which was partially offset by increased launch preparation costs. Gross profit in the second quarter of 2012 reflected the adverse impact of $36.3 million of special charges and other restructuring costs related to the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF). These special charges included $28.1 million of expense related to a claim made by the International UAW for pension and postretirement benefits. Gross profit and gross margin in the second quarter of 2012 also reflected the impact of increased freight and material cost and higher warranty accruals, which was partially offset by a $5.2 million settlement gain related to the termination of our UAW Legal Services Plan.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $60.5 million or 7.6% of net sales in the second quarter of 2013 as compared to $55.5 million or 7.5% of net sales in the second quarter of 2012.  R&D was $27.3 million in the second quarter of 2013 as compared to $28.8 million in the second quarter of 2012. The change in SG&A in the second quarter of 2013 primarily reflects increased incentive compensation accruals and stock-based compensation expense.

Operating Income  Operating income increased to $61.7 million in the second quarter of 2013 as compared to $30.3 million in the second quarter of 2012.  Operating margin increased to 7.7% in the second quarter of 2013 as compared to 4.1% in the second quarter of 2012.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $28.8 million in the second quarter of 2013 as compared to $23.4 million in the second quarter of 2012.  The increase in interest expense reflects higher average outstanding borrowings in the second quarter of 2013 as compared to the second quarter of 2012. Investment income was $0.2 million in the second quarter of 2013 as compared to $0.1 million in the second quarter of 2012.

The weighted-average interest rate of our long-term debt outstanding was 7.4% in the second quarter of 2013 and 7.9% in the second quarter of 2012.

Other Expense Following are the components of other expense for the second quarter of 2013 and 2012:

Other expense, net Other expense, net, which includes foreign exchange gains and losses and the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries, was $2.0 million in the second quarter of 2013 and $0.6 million in the second quarter of 2012.

Income Tax Expense  Income tax expense was $5.4 million in the second quarter of 2013 as compared to $1.7 million in the second quarter of 2012.  Our effective income tax rate was 17.2% in the second quarter of 2013 as compared to 25.9% in the second quarter of 2012.

Our income tax expense and effective tax rate for the second quarter of 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Our income tax expense and effective tax rate for the second quarter of 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the second quarter of 2012 also reflects a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM increased to $25.8 million in the second quarter of 2013 as compared to $4.7 million in the second quarter of 2012. Diluted EPS increased to $0.34 in the second quarter of 2013 as compared to $0.06 in the second quarter of 2012. Net income attributable to AAM and EPS for the second quarters of 2013 and 2012 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Net Sales  Net sales increased to $1,555.2 million in the first six months of 2013 as compared to $1,491.3 million in the first six months of 2012. As compared to the first six months of 2012, our increase in sales in the first six months of 2013 reflect an increase in global launch activity and additional content on GM and Chrysler's next generation full-size truck programs, which was partially offset by a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement. Sales in the first quarter of 2013 also reflect the adverse impact of the labor strike at General Motors' Rayong factory in Thailand, which we estimate to be approximately $12.5 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased by 5% to $1,529 in the first six months of 2013 as compared to $1,457 in the first six months of 2012. Our 4WD/AWD penetration rate increased to 66.4% in the first six months of 2013 as compared to 62.9% in the first six months of 2012.

Gross Profit  Gross profit increased to $226.5 million in the first six months of 2013 as compared to $225.0 million in the first six months of 2012.  Gross margin was 14.6% in the first six months of 2013 as compared to 15.1% in the first six months of 2012.

The increase in gross profit in the first six months of 2013 as compared to the first six months of 2012 primarily reflects an increase in contribution margin on higher sales, which was partially offset by increased launch preparation costs. Gross profit in the first six months of 2012 reflected the adverse impact of special charges of $28.1 million of expense for a contingency related to a claim made by the International UAW for pension and postretirement benefits, $24.2 million of expense primarily related to asset redeployment and other restructuring costs associated with the closure of DMC and CKMF and a $21.8 million OPEB curtailment gain recorded as a result of the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. Gross profit and gross margin in the first six months of 2012 also reflected the impact of increased freight and material cost and higher warranty accruals, which was partially offset by a $5.2 million settlement gain related to the termination of our UAW Legal Services Plan.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $120.1 million or 7.7% of net sales in the first six months of 2013 as compared to $117.3 million or 7.9% of net sales in the first six months of 2012.  R&D was $55.8 million in the first six months of 2013 as compared to $58.9 million in the first six months of 2012. The increase in SG&A in the first six months of 2013 primarily reflects increased incentive compensation accruals and stock-based compensation expense, which was partially offset by lower R&D spending.

Operating Income  Operating income was $106.4 million in the first six months of 2013 as compared to $107.7 million in the first six months of 2012.  Operating margin was 6.8% in the first six months of 2013 as compared to 7.2% in the first six months of 2012.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $57.9 million in the first six months of 2013 as compared to $47.4 million in the first six months of 2012.  The increase in interest expense reflects higher average outstanding borrowings in the first six months of 2013 as compared to the first six months of 2012. Investment income was $0.3 million in the first six months of 2013 as compared to $0.4 million in the first six months of 2012.

The weighted-average interest rate of our long-term debt outstanding was 7.6% in the first six months of 2013 and 7.9% in the first six months of 2012.

Other Expense Following are the components of Other Expense for the first six months of 2013 and 2012:

Debt refinancing and redemption costs In the first six months of 2013, we expensed $11.2 million of unamortized debt issuance costs and prepayment premiums related to the termination of our class C Revolving Credit Facility, the purchase of $172.6 million of our 7.875% Notes pursuant to a tender offer and the subsequent redemption of the remaining $127.4 million of our 7.875% Notes.

Other expense, net Other expense, net, which includes foreign exchange gains and losses and the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries, was $1.5 million in the first six months of 2013 as compared to $1.8 million in the first six months of 2012.

Income Tax Expense  Income tax expense was $3.0 million in the first six months of 2013 as compared to $3.9 million in the first six months of 2012.  Our effective income tax rate was 8.3% in the first six months of 2013 as compared to 6.6% in the first six months of 2012.

Our income tax expense and effective tax rate for the first six months of 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Additionally, in the first six months of 2013, we recorded a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in the first six months of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

Our income tax expense and effective tax rate for the first six months of 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the first six months of 2012 also reflects a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

Net Loss Attributable to Noncontrolling Interest Net loss attributable to noncontrolling interests was $0.9 million in the first six months of 2012. The noncontrolling interest in e-AAM was acquired in the first quarter of 2012, so there is no longer an allocation of net loss attributable to noncontrolling interest related to this entity.

Net Income Attributable to AAM and Earnings Per Share (EPS)  Net income attributable to AAM was $33.1 million in the first six months of 2013 as compared to $55.9 million in the first six months of 2012.  Diluted earnings per share was $0.43 in the first six months of 2013 as compared to $0.74 in the first six months of 2012.  Net income attributable to AAM and EPS for the first six months of 2013 and 2012 were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense and Debt Refinancing and Redemption Costs above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first six months of 2013, net cash provided by operating activities was $33.2 million as compared to $24.6 million in the first six months of 2012.  The following factors impacted cash provided by operating activities in the first six months of 2013 as compared to the first six months of 2012:

Cash paid for special charges  In the first six months of 2012, we made cash payments of $33.2 million for special charges primarily related to asset redeployment and other costs associated with the closure of DMC and CKMF.

GM payment terms As a result of a change in the administration of GM supplier payment terms from pay on shipment to pay on receipt, our operating cash flow was negatively impacted by approximately $28 million in the first half of 2012.

Interest paid Interest paid in the first six months of 2013 was $55.9 million as compared to $43.1 million in the first six months of 2012. The increase primarily relates to higher average outstanding borrowings in the first six months of 2013 as compared to the first six months of 2012.

Pension and Other Postretirement Benefits  (OPEB)  Due to our significant pension contributions made in 2012, we will not make any cash payments in 2013 to satisfy our regulatory funding requirements. We contributed $10.6 million to our pension trusts in the first half of 2012. We expect our cash outlay for other postretirement benefit obligations in 2013, net of GM cost sharing, to be approximately $15 million.

Investing Activities  Capital expenditures were $121.5 million in the first six months of 2013 as compared to $92.9 million in the first six months of 2012.  We expect our capital spending, net of proceeds from the sale-leaseback of equipment and the sale of property, plant and equipment in 2013 to approximate 7% of sales, which includes support for our significant global program launches in 2013 and 2014 within our new and incremental business backlog.

In the first six months of 2013, we entered into sale-leaseback transactions for equipment recently purchased. We received proceeds of $16.0 million in the first six months of 2013 related to these transactions.

We also received proceeds of $4.5 million in the first six months of 2013 related to the sale of property, plant and equipment at our Detroit Manufacturing Complex that we had previously written down to its estimated fair value as a result of asset impairments.

Financing Activities  In the first six months of 2013, net cash provided by financing activities was $84.8 million as compared to net cash used in financing activities of $17.1 million in the first six months of 2012.  Total long-term debt outstanding increased $92.4 million in the first six months of 2013 to $1,546.5 million as compared to $1,454.1 million at year-end 2012, primarily as a result of the issuance of $400.0 million of 6.25% senior unsecured notes in the first six months of 2013, which was partially offset by using the proceeds to purchase and redeem $300.0 million of our 7.875% Notes.

6.25% Notes In the first six months of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to purchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the entire $300.0 million of the 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in the first six months of 2013 related to the 6.25% Notes.

7.875% Notes On March 1, 2013, in connection with the cash tender offer, we purchased $172.6 million aggregate principal amount of the 7.875% Notes, and paid accrued interest. Upon purchase, we expensed $5.2 million related to a tender premium, $0.1 million of professional fees and unamortized debt issuance costs of $1.2 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

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

9.25% Notes  Pursuant to the terms of our 9.25% Notes, we have the right to voluntarily redeem an additional $42.5 million of our 9.25% Notes in October 2013. In addition, at any time prior to January 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after January 15, 2014, we may redeem some or all of the notes at pre-established prices. We may elect to exercise our rights to redeem all or part of the remaining 9.25% Notes, subject to our liquidity position and the appropriate market conditions.

Revolving Credit Facility On March 20, 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing. As of June 30, 2013, the Revolving Credit Facility provided up to $365.0 million of revolving bank financing commitments through June 30, 2016.  At June 30, 2013, we had $341.7 million available under the Revolving Credit Facility.  This availability reflects a reduction of $23.3 million for standby letters of credit issued against the facility.

We utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At June 30, 2013, $53.2 million was outstanding under these facilities with additional availability of $59.2 million.

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

We received $0.8 million in the first six months of 2013 related to the exercise of employee stock options.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the second quarter of 2013, and we do not expect such expenditures to be significant for the remainder of 2013.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling.  At June 30, 2013, we had currency forward contracts with a notional amount of $47.5 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $4.3 million at June 30, 2013.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2013, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at June 30, 2013) on our long-term debt outstanding at June 30, 2013 would be approximately $0.5 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2013, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2013, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended June, 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2013	—	$—	—	—
May 1 - May 31, 2013	4,894	18.20	—	—
June 1 - June 30, 2013	—	—	—	—
Total	4,894	$18.20	—	—

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
August 2, 2013

EXHIBIT INDEX

Number	Description of Exhibit

*10.34	Amendment to Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers

*31.1	Certification of David C. Dauch, President & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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