Form 10-Q
period 2013-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2013-11-01
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 30, 2013, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 75,565,024 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions, except per share data)

Net sales	$820.8	$702.9	$2,376.0	$2,194.2

Cost of goods sold	695.5	612.2	2,024.2	1,878.5

Gross profit	125.3	90.7	351.8	315.7

Selling, general and administrative expenses	57.8	60.6	177.9	177.9

Operating income	67.5	30.1	173.9	137.8

Interest expense	(30.0)	(25.3)	(87.9)	(72.7)

Investment income	0.1	0.2	0.4	0.6

Other income (expense)
Debt refinancing and redemption costs	—	(10.1)	(11.2)	(10.1)
Other, net	0.1	(2.2)	(1.4)	(4.0)

Income (loss) before income taxes	37.7	(7.3)	73.8	51.6

Income tax expense	6.1	0.9	9.1	4.8

Net income (loss)	31.6	(8.2)	64.7	46.8

Net loss attributable to noncontrolling interests	—	0.1	—	1.0

Net income (loss) attributable to AAM	$31.6	$(8.1)	$64.7	$47.8

Basic earnings (loss) per share	$0.41	$(0.11)	$0.84	$0.64

Diluted earnings (loss) per share	$0.41	$(0.11)	$0.84	$0.63

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$31.6	$(8.2)	$64.7	$46.8

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax of $(7.9) million and $(8.0) million for the three and nine months ended September 30, 2013, respectively	15.1	(102.7)	15.7	(117.2)
Foreign currency translation adjustments	2.5	4.9	(14.3)	(7.1)
Change in derivatives	(0.6)	2.2	(2.2)	7.6
Other comprehensive income (loss)	17.0	(95.6)	(0.8)	(116.7)

Comprehensive income (loss)	48.6	(103.8)	63.9	(69.9)

Net loss attributable to noncontrolling interests	—	0.1	—	1.0
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	0.2

Comprehensive income (loss) attributable to AAM	$48.6	$(103.7)	$63.9	$(69.1)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$118.6	$62.4
Accounts receivable, net	596.9	463.4
Inventories, net	251.5	224.3
Prepaid expenses and other current assets	124.7	122.0
Total current assets	1,091.7	872.1

Property, plant and equipment, net	1,041.8	1,009.7
Deferred income taxes	360.0	366.1
Goodwill	156.5	156.4
GM postretirement cost sharing asset	251.2	259.7
Other assets and deferred charges	217.3	202.0
Total assets	$3,118.5	$2,866.0

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$485.0	$396.1
Accrued compensation and benefits	102.0	84.9
Deferred revenue	14.5	17.2
Accrued expenses and other current liabilities	102.6	102.6
Total current liabilities	704.1	600.8

Long-term debt	1,572.6	1,454.1
Deferred revenue	76.7	82.2
Postretirement benefits and other long-term liabilities	811.9	849.7
Total liabilities	3,165.3	2,986.8

Stockholders' deficit
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	611.4	600.9
Accumulated deficit	(211.1)	(275.8)
Treasury stock at cost, 6.0 million shares as of September 30, 2013 and December 31, 2012	(182.5)	(182.1)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(258.8)	(274.5)
Foreign currency translation adjustments	(6.7)	7.6
Unrecognized gain on derivatives	0.1	2.3
Total AAM stockholders' deficit	(46.8)	(120.8)
Noncontrolling interest in subsidiaries	—	—
Total stockholders’ deficit	(46.8)	(120.8)
Total liabilities and stockholders' deficit	$3,118.5	$2,866.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(in millions)
Operating activities
Net income	$64.7	$46.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	129.4	112.4
Deferred income taxes	(1.3)	1.0
Stock-based compensation	9.8	1.3
Pensions and other postretirement benefits, net of contributions	11.0	(209.7)
Loss (gain) on disposal of property, plant and equipment, net	(3.7)	0.9
Debt refinancing and redemption costs	2.5	0.4
Changes in operating assets and liabilities
Accounts receivable	(135.7)	(133.5)
Inventories	(30.1)	(67.2)
Accounts payable and accrued expenses	111.0	97.6
Deferred revenue	(7.8)	(19.2)
Other assets and liabilities	(47.5)	(27.4)
Net cash provided by (used in) operating activities	102.3	(196.6)

Investing activities
Purchases of property, plant and equipment	(178.2)	(143.7)
Proceeds from sale of property, plant and equipment	5.8	2.2
Proceeds from sale-leaseback of equipment	23.5	—
Net cash used in investing activities	(148.9)	(141.5)

Financing activities
Net short-term repayments under credit facilities	(8.0)	(0.9)
Payments of long-term debt and capital lease obligations	(308.6)	(164.3)
Proceeds from issuance of long-term debt	432.4	562.2
Debt issuance costs	(12.9)	(10.1)
Purchase of noncontrolling interest	—	(4.0)
Purchase of treasury stock	(0.4)	(5.9)
Employee stock option exercises	0.8	0.1
Net cash provided by financing activities	103.3	377.1

Effect of exchange rate changes on cash	(0.5)	0.8

Net increase in cash and cash equivalents	56.2	39.8

Cash and cash equivalents at beginning of period	62.4	169.2

Cash and cash equivalents at end of period	$118.6	$209.0

Supplemental cash flow information
Interest paid	$85.8	$79.6
Income taxes paid, net of refunds	$9.5	$12.4

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On July 18, 2013, new accounting guidance was issued regarding financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward, except when one is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose. This guidance does not affect the tabular reconciliation of the total amounts of unrecognized tax benefits, as the tabular reconciliation presents the gross amount of unrecognized tax benefits. This new guidance will be effective for us as of January 1, 2015, with early adoption permitted. Other than a possible change in financial statement disclosure, we do not believe that the adoption of this new guidance will have a significant impact on our condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RESTRUCTURING ACTIONS

We made payments of $0.1 million in the third quarter of 2013 related to our remaining asset retirement obligation of $0.4 million, as of September 30, 2013.

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

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(in millions)

Raw materials and work-in-progress	$258.5	$220.3
Finished goods	27.6	25.0
Gross inventories	286.1	245.3
Inventory valuation reserves	(34.6)	(21.0)
Inventories, net	$251.5	$224.3

4. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
	(in millions)

Amended revolving facility	$—	$—
Term facility	—	—
9.25% Notes, net of discount	337.9	337.5
7.875% Notes	—	300.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	—
Foreign credit facilities	79.3	61.0
Capital lease obligations	5.4	5.6
Long-term debt	$1,572.6	$1,454.1

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to purchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the entire $300.0 million of the 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in the first nine months of 2013 related to the 6.25% Notes.

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

Amended Revolving Facility and Term Facility On September 13, 2013, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the Amended and Restated Credit Agreement and the facility thereunder, the Amended Revolving Facility). As of September 30, 2013, the Amended Revolving Facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  We had $23.3 million of standby letters of credit issued against the facility as of September 30, 2013.

The Amended and Restated Credit Agreement, among other things, increased the aggregate commitments by approximately $158.5 million and extended the maturity date from June 30, 2016 to September 13, 2018. In addition, the Amended and Restated Credit Agreement provides for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (Term Facility). The full amount of the Term Facility must be drawn within thirty days after September 13, 2013. No amount had been drawn on the Term Facility as of September 30, 2013. We paid debt issuance costs of $6.3 million in the third quarter of 2013 associated with the amendments and restatements of our Amended Revolving Facility and Term Facility.

In October 2013, we borrowed $150.0 million under the Term Facility. Net proceeds from the Term Facility were used to to fund the voluntary redemption of $150.0 million of our 9.25% Notes.

Borrowings under the Amended Revolving Facility and the Term Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR-based loans will be between 1.5% and 3.0%.
Under the Amended Revolving Facility, certain negative covenants were revised to provide increased flexibility. In the event AAM achieves investment grade corporate credit ratings from S&P and Moody's, AAM may elect to release all of the collateral from the liens granted pursuant to the Collateral Agreement, subject to notice requirements and other conditions. The Amended Revolving Facility and Term Facility are secured on a first priority basis by all or substantially all of the assets of AAM and each guarantor under the Collateral Agreement dated as of November 7, 2008, as amended and restated as of September 13, 2013.

On March 20, 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing.

The Amended Revolving Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Amended Revolving Facility to refinance any current maturities related to such credit facilities that are not otherwise refinanced on a long-term basis in their local markets.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2013, $79.3 million was outstanding under these facilities and total capacity under these facilities was $111.4 million.

At September 30, 2013, certain of our secured and local currency credit facilities were limited by the secured indebtedness covenant contained in our 9.25% Notes. This covenant restricts total secured borrowings to 2.5 times the most recently reported trailing twelve months earnings before interest, taxes, depreciation and amortization (TTM EBITDA), as defined in the Indenture relating to the 9.25% Notes. We could borrow a total of $377.0 million on certain of our secured and local currency credit facilities at September 30, 2013. In the fourth quarter of 2013, we expect this restriction will be significantly reduced based upon our September 30, 2013 TTM EBITDA and the redemption of a portion of our outstanding 9.25% Notes as described below. Further, the covenant will be eliminated upon the redemption or purchase of the remaining amount outstanding under our 9.25% Notes.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.25% Notes In October 2013, we voluntarily redeemed $150.0 million of our outstanding 9.25% Notes. This resulted in a principal payment of $150.0 million, a redemption premium of $8.6 million and $3.5 million of accrued interest, pursuant to the terms of the 9.25% Notes. Upon redemption, we will expense $3.0 million of unamortized debt discount and debt issuance costs related to the 9.25% Notes. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing.

The weighted-average interest rate of our long-term debt outstanding was 7.5% at September 30, 2013 and 7.9% as of December 31, 2012.  The amount of accrued interest included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets was $31.0 million and $35.1 million as of September 30, 2013 and December 31, 2012, respectively.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$7.2	$7.2	$6.5	$6.5	Level 1
Prepaid expenses and other current assets
Currency forward contracts	0.6	0.6	2.3	2.3	Level 2
Other assets and deferred charges
Currency forward contracts	0.1	0.1	—	—	Level 2
Accrued expenses and other current liabilities
Currency forward contracts	0.5	0.5	—	—	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximate their fair values due to the frequent resetting of the interest rates.  We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

9.25% Notes	$337.9	$360.4	$337.5	$377.4	Level 2
7.875% Notes	—	—	300.0	310.1	Level 2
7.75% Notes	200.0	220.5	200.0	216.5	Level 2
6.625% Notes	550.0	562.4	550.0	555.5	Level 2
6.25% Notes	400.0	409.0	—	—	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  As of September 30, 2013, we have currency forward contracts outstanding with a notional amount of $61.7 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses, indirect inventory and other working capital items.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified				Gain Expected to
	Gain (Loss)	Three Months Ended		Nine Months Ended		be Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income	2013	2012	2013	2012	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.5	$(0.2)	$2.6	$(1.7)	$0.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$0.8	$0.7	$2.6	$2.3
Interest cost	8.5	8.9	25.5	26.5
Expected asset return	(11.5)	(8.0)	(34.5)	(24.0)
Amortized loss	2.2	1.9	7.0	5.5
Amortized prior service cost	4.8	0.1	5.4	0.1
Net periodic benefit cost	$4.8	$3.6	$6.0	$10.4

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	3.3	3.8	9.9	11.6
Amortized loss	0.2	0.1	0.6	0.5
Amortized prior service credit	(0.4)	(0.3)	(1.3)	(1.3)
Curtailment gain	—	—	—	(21.8)
Settlement	—	—	—	(5.2)
Net periodic benefit cost (credit)	$3.2	$3.7	$9.5	$(15.9)

In the third quarter of 2013, we remeasured our AAM Supplemental Executive Retirement Plan (SERP) due to the passing of our Co-Founder and Executive Chairman of the Board of Directors. As a result of this remeasurement, we recorded $4.7 million in selling, general & administrative expense related to the acceleration of prior service cost. This SERP remeasurement also resulted in a decrease in postretirement benefits and other long-term liabilities of $16.4 million and a decrease in our accumulated other comprehensive loss of $13.7 million on our Condensed Consolidated Balance Sheet.

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

As a result of our election to apply the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21), in addition to certain actions we took during the third quarter of 2012, we agreed to provide pension and postretirement benefits to certain eligible UAW associates whose employment had been terminated in connection with the DMC and CKMF plant closures. In the nine months ended September 30, 2012, we recorded $28.7 million in cost of goods sold for these pension and postretirement benefits.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Due to our significant pension contributions made in 2012, we will not make any cash payments in 2013 to satisfy our regulatory funding requirements. We expect our cash outlay for other postretirement benefit obligations in 2013, net of GM cost sharing, to be approximately $15 million.

Deferred Compensation Plan Certain of our U.S. associates are eligible to participate in a non-qualified deferred compensation plan. As of September 30, 2013 and December 31, 2012, our deferred compensation liability was $5.9 million and $11.3 million, respectively. Upon the passing of our Co-Founder and Executive Chairman of the Board of Directors, we made a deferred compensation payment of $5.6 million to the beneficiary of the plan in the third quarter of 2013. This payment resulted in a $5.6 million reduction in postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheet. This payment was partially offset by proceeds of $5.0 million, which AAM received as the beneficiary of a key man life insurance policy in the third quarter of 2013.

8.	PRODUCT WARRANTIES

We record a liability for estimated warranty obligations at the dates our products are sold.  These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims.  We estimate our costs based on our contractual arrangements with our customers, existing customers warranty terms and internal and external warranty data, which includes a determination of our responsibility for potential warranty issues or claims and estimates of repair costs. We actively study trends of our warranty claims and take actions to improve product quality and minimize warranty claims. We continue to re-evaluate these estimates, our customer's administration of their warranty programs and monitor actual warranty claim data as our programs become more mature. On a quarterly basis, we adjust the liability as necessary.

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)

Beginning balance	$23.2	$24.5	$29.1	$13.4
Accruals	3.2	2.8	8.9	17.2
Settlements	(0.1)	(0.3)	(10.6)	(0.7)
Adjustment to prior period accruals, net	(6.9)	(0.7)	(7.8)	(3.5)
Foreign currency translation and other	—	0.1	(0.2)	—
Ending balance	$19.4	$26.4	$19.4	$26.4

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

Income tax expense was $6.1 million in the three months ended September 30, 2013 as compared to $0.9 million in the three months ended September 30, 2012.  Our effective income tax rate was 16.1% in the third quarter of 2013 as compared to negative 12.9% in the third quarter of 2012.

Income tax expense was $9.1 million in the first nine months of 2013 as compared to $4.8 million in the first nine months of 2012.  Our effective income tax rate was 12.3% in the first nine months of 2013 as compared to 9.3% in the first nine months of 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our income tax expense and effective tax rate for the three and nine months ended September 30, 2013 reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. For the three months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction. Additionally, in the first quarter of 2013, we recorded a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in the first nine months of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

In the three months ended June 30, 2013, we settled a transfer pricing examination of our 2006 income tax return with the Mexican tax authorities. This settlement resulted in a reduction of our liability for unrecognized income tax benefits and a cash payment of $4.7 million.

Our income tax expense and effective tax rate for the three and nine months ended September 30, 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense and effective tax rate for the nine months ended September 30, 2012 also reflect a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the years 2004 through 2007.

10. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$31.6	$(8.1)	$64.7	$47.8

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	76.9	74.9	76.6	75.2

Effect of dilutive securities
Dilutive stock-based compensation	0.1	—	0.1	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	77.0	74.9	76.7	75.2

Basic EPS	$0.41	$(0.11)	$0.84	$0.64

Diluted EPS	$0.41	$(0.11)	$0.84	$0.63

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 2.0 million at September 30, 2013 and 3.3 million at September 30, 2012. The range of exercise prices related to the excluded exercisable stock options was $19.54 - $40.83 at September 30, 2013 and $15.58 - $40.83 at September 30, 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK-BASED COMPENSATION

In the third quarter of 2013, we recorded $5.1 million of expense for the accelerated vesting of restricted stock units and stock options as a result of the passing of our Co-Founder and Executive Chairman of the Board of Directors.

On March 6, 2013, we granted approximately 0.8 million restricted stock units with a grant-date fair value of $12.71. The unearned compensation will be expensed over the vesting period of three years.

12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the three and nine months ended September 30, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at June 30, 2013	$(273.9)		$(9.2)	$0.7		$(282.4)

Other comprehensive income before reclassifications	10.7	(a)	2.5	(0.1)		13.1

Amounts reclassified from accumulated other comprehensive income (loss)	4.4	(a)(b)	—	(0.5)	(c)	3.9

Net current period other comprehensive income (loss)	15.1		2.5	(0.6)		17.0

Balance at September 30, 2013	$(258.8)		$(6.7)	$0.1		$(265.4)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2012	$(274.5)		$7.6	$2.3		$(264.6)

Other comprehensive income (loss) before reclassifications	8.0	(a)	(14.3)	0.4		(5.9)

Amounts reclassified from accumulated other comprehensive income (loss)	7.7	(a)(b)	—	(2.6)	(c)	5.1

Net current period other comprehensive income (loss)	15.7		(14.3)	(2.2)		(0.8)

Balance at September 30, 2013	$(258.8)		$(6.7)	$0.1		$(265.4)

(a) These amounts are net of tax of $(5.6) million and $(2.3) million for the other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the three months ended September 30, 2013. For the nine months ended September 30, 2013, these amounts are net of tax of $(4.0) million for both the other comprehensive income before reclassifications and the amounts reclassified from AOCI.

(b) The net amount reclassified from AOCI included $1.2 million in cost of goods sold (COGS) and $3.2 million in selling, general & administrative expenses (SG&A) for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the net amount reclassified from AOCI included $3.5 million in COGS and $4.2 million in SG&A.

(c) The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc.  The 9.25% Notes are senior secured obligations of AAM Inc. and the 7.75% Notes, 6.625% Notes and 6.25% Notes are senior unsecured obligations of AAM Inc.; all of which are fully and unconditionally and joint and severally, guaranteed by Holdings and substantially all domestic subsidiaries of AAM, Inc., which are 100% indirectly owned by Holdings.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$162.6	$57.8	$600.4	$—	$820.8
Intercompany	—	5.0	55.2	1.7	(61.9)	—
Total net sales	—	167.6	113.0	602.1	(61.9)	820.8
Cost of goods sold	—	170.1	97.2	490.1	(61.9)	695.5
Gross profit (loss)	—	(2.5)	15.8	112.0	—	125.3
Selling, general and administrative expenses	—	48.1	—	9.7	—	57.8
Operating income (loss)	—	(50.6)	15.8	102.3	—	67.5
Non-operating income (expense), net	—	(30.6)	2.5	(1.7)	—	(29.8)
Income (loss) before income taxes	—	(81.2)	18.3	100.6	—	37.7
Income tax expense	—	0.9	—	5.2	—	6.1
Earnings (loss) from equity in subsidiaries	31.6	50.7	(1.5)	—	(80.8)	—
Net income (loss) before royalties and dividends	31.6	(31.4)	16.8	95.4	(80.8)	31.6
Royalties and dividends	—	63.0	—	(63.0)	—	—
Net income after royalties and dividends	31.6	31.6	16.8	32.4	(80.8)	31.6
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$31.6	$31.6	$16.8	$32.4	$(80.8)	$31.6
Other comprehensive income (loss)	17.0	17.0	(0.8)	(1.7)	(14.5)	17.0
Comprehensive income attributable to AAM	$48.6	$48.6	$16.0	$30.7	$(95.3)	$48.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$162.2	$55.4	$485.3	$—	$702.9
Intercompany	—	3.5	54.4	10.1	(68.0)	—
Total net sales	—	165.7	109.8	495.4	(68.0)	702.9
Cost of goods sold	—	164.3	97.7	418.2	(68.0)	612.2
Gross profit	—	1.4	12.1	77.2	—	90.7
Selling, general and administrative expenses	—	50.0	—	10.6	—	60.6
Operating income (loss)	—	(48.6)	12.1	66.6	—	30.1
Non-operating income (expense), net	—	(35.7)	0.1	(1.8)	—	(37.4)
Income (loss) before income taxes	—	(84.3)	12.2	64.8	—	(7.3)
Income tax expense	—	0.1	—	0.8	—	0.9
Earnings (loss) from equity in subsidiaries	(8.1)	34.5	(14.7)	—	(11.7)	—
Net income (loss) before royalties and dividends	(8.1)	(49.9)	(2.5)	64.0	(11.7)	(8.2)
Royalties and dividends	—	41.8	—	(41.8)	—	—
Net income (loss) after royalties and dividends	(8.1)	(8.1)	(2.5)	22.2	(11.7)	(8.2)
Net loss attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income (loss) attributable to AAM	$(8.1)	$(8.1)	$(2.5)	$22.3	$(11.7)	$(8.1)
Other comprehensive income (loss)	(95.6)	(95.6)	4.1	5.8	85.7	(95.6)
Comprehensive income (loss) attributable to AAM	$(103.7)	$(103.7)	$1.6	$28.1	$74.0	$(103.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$574.2	$170.5	$1,631.3	$—	$2,376.0
Intercompany	—	13.0	169.1	9.0	(191.1)	—
Total net sales	—	587.2	339.6	1,640.3	(191.1)	2,376.0
Cost of goods sold	—	566.3	293.3	1,355.7	(191.1)	2,024.2
Gross profit	—	20.9	46.3	284.6	—	351.8
Selling, general and administrative expenses	—	149.3	—	28.6	—	177.9
Operating income (loss)	—	(128.4)	46.3	256.0	—	173.9
Non-operating income (expense), net	—	(101.4)	7.9	(6.6)	—	(100.1)
Income (loss) before income taxes	—	(229.8)	54.2	249.4	—	73.8
Income tax expense (benefit)	—	(13.0)	—	22.1	—	9.1
Earnings (loss) from equity in subsidiaries	64.7	115.6	(14.4)	—	(165.9)	—
Net income (loss) before royalties and dividends	64.7	(101.2)	39.8	227.3	(165.9)	64.7
Royalties and dividends	—	165.9	—	(165.9)	—	—
Net income after royalties and dividends	64.7	64.7	39.8	61.4	(165.9)	64.7
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$64.7	$64.7	$39.8	$61.4	$(165.9)	$64.7
Other comprehensive loss	(0.8)	(0.8)	(14.4)	(17.8)	33.0	(0.8)
Comprehensive income attributable to AAM	$63.9	$63.9	$25.4	$43.6	$(132.9)	$63.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net sales
External	$—	$542.6	$164.7	$1,486.9	$—	$2,194.2
Intercompany	—	14.9	174.5	22.3	(211.7)	—
Total net sales	—	557.5	339.2	1,509.2	(211.7)	2,194.2
Cost of goods sold	—	544.7	298.3	1,247.2	(211.7)	1,878.5
Gross profit	—	12.8	40.9	262.0	—	315.7
Selling, general and administrative expenses	—	148.2	—	29.7	—	177.9
Operating income (loss)	—	(135.4)	40.9	232.3	—	137.8
Non-operating income (expense), net	—	(84.5)	1.3	(3.0)	—	(86.2)
Income (loss) before income taxes	—	(219.9)	42.2	229.3	—	51.6
Income tax expense	—	0.4	—	4.4	—	4.8
Earnings (loss) from equity in subsidiaries	47.8	133.8	(40.9)	—	(140.7)	—
Net income (loss) before royalties and dividends	47.8	(86.5)	1.3	224.9	(140.7)	46.8
Royalties and dividends	—	134.3	—	(134.3)	—	—
Net income after royalties and dividends	47.8	47.8	1.3	90.6	(140.7)	46.8
Net loss attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Net income attributable to AAM	$47.8	$47.8	$1.3	$91.6	$(140.7)	$47.8
Other comprehensive loss	(116.7)	(116.7)	(7.3)	(1.0)	125.0	(116.7)
Foreign currency translation adjustments attributable to noncontrolling interests	0.2	0.2	—	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to AAM	$(69.1)	$(69.1)	$(6.0)	$90.4	$(15.3)	$(69.1)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2013
Assets
Current assets
Cash and cash equivalents	$—	$25.1	$—	$93.5	$—	$118.6
Accounts receivable, net	—	124.6	32.1	440.2	—	596.9
Inventories, net	—	55.1	32.3	164.1	—	251.5
Other current assets	—	43.6	3.7	77.4	—	124.7
Total current assets	—	248.4	68.1	775.2	—	1,091.7
Property, plant and equipment, net	—	244.0	80.4	717.4	—	1,041.8
Goodwill	—	—	147.8	8.7	—	156.5
Other assets and deferred charges	—	694.2	44.4	89.9	—	828.5
Investment in subsidiaries	277.3	1,193.9	0.3	—	(1,471.5)	—
Total assets	$277.3	$2,380.5	$341.0	$1,591.2	$(1,471.5)	$3,118.5
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$106.2	$49.1	$329.7	$—	$485.0
Other current liabilities	—	120.4	4.7	94.0	—	219.1
Total current liabilities	—	226.6	53.8	423.7	—	704.1
Intercompany payable (receivable)	324.1	(423.9)	(209.3)	309.1	—	—
Long-term debt	—	1,487.9	5.4	79.3	—	1,572.6
Other long-term liabilities	—	812.6	0.7	75.3	—	888.6
Total liabilities	324.1	2,103.2	(149.4)	887.4	—	3,165.3
Total AAM Stockholders’ equity (deficit)	(46.8)	277.3	490.4	703.8	(1,471.5)	(46.8)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(46.8)	277.3	490.4	703.8	(1,471.5)	(46.8)
Total liabilities and stockholders’ equity (deficit)	$277.3	$2,380.5	$341.0	$1,591.2	$(1,471.5)	$3,118.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2012
Assets
Current assets
Cash and cash equivalents	$—	$10.6	$—	$51.8	$—	$62.4
Accounts receivable, net	—	94.4	25.3	343.7	—	463.4
Inventories, net	—	48.7	31.6	144.0	—	224.3
Other current assets	—	48.8	3.5	69.7	—	122.0
Total current assets	—	202.5	60.4	609.2	—	872.1
Property, plant and equipment, net	—	250.4	84.2	675.1	—	1,009.7
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	706.1	40.0	81.7	—	827.8
Investment in subsidiaries	202.9	1,094.6	—	—	(1,297.5)	—
Total assets	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$91.4	$37.3	$267.4	$—	$396.1
Other current liabilities	—	124.5	3.8	76.4	—	204.7
Total current liabilities	—	215.9	41.1	343.8	—	600.8
Intercompany payable (receivable)	323.7	(420.6)	(188.7)	285.6	—	—
Long-term debt	—	1,387.5	5.6	61.0	—	1,454.1
Investment in subsidiaries obligation	—	—	7.6	—	(7.6)	—
Other long-term liabilities	—	867.9	1.2	62.8	—	931.9
Total liabilities	323.7	2,050.7	(133.2)	753.2	(7.6)	2,986.8
Total AAM Stockholders’ equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders’ equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Total liabilities and stockholders’ equity (deficit)	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net cash provided by (used in) operating activities	$—	$(52.6)	$67.7	$87.2	$—	$102.3
Investing activities
Purchases of property, plant and equipment	—	(43.6)	(7.0)	(127.6)	—	(178.2)
Proceeds from sale of equipment	—	4.9	0.5	0.4	—	5.8
Proceeds from sale-leaseback of equipment	—	23.5	—	—	—	23.5
Net cash used in investing activities	—	(15.2)	(6.5)	(127.2)	—	(148.9)
Financing activities
Net debt activity	—	97.0	(0.2)	19.0	—	115.8
Intercompany activity	0.4	(2.6)	(61.0)	63.2	—	—
Debt issuance costs	—	(12.9)	—	—	—	(12.9)
Employee stock option exercises	—	0.8	—	—	—	0.8
Purchase of treasury stock	(0.4)	—	—	—	—	(0.4)
Net cash provided by (used in) financing activities	—	82.3	(61.2)	82.2	—	103.3
Effect of exchange rate changes on cash	—	—	—	(0.5)	—	(0.5)
Net increase in cash and cash equivalents	—	14.5	—	41.7	—	56.2
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$25.1	$—	$93.5	$—	$118.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2012
Net cash provided by (used in) operating activities	$—	$(276.8)	$42.3	$37.9	$—	$(196.6)
Investing activities
Purchases of property, plant and equipment	—	(36.2)	(6.2)	(101.3)	—	(143.7)
Proceeds from sale of equipment	—	0.5	—	1.7	—	2.2
Net cash used in investing activities	—	(35.7)	(6.2)	(99.6)	—	(141.5)
Financing activities
Net debt activity	—	409.6	(0.2)	(12.4)	—	397.0
Intercompany activity	5.9	(19.0)	(35.9)	49.0	—	—
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Debt issuance costs	—	(10.1)	—	—	—	(10.1)
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Net cash provided by (used in) financing activities	—	380.6	(36.1)	32.6	—	377.1
Effect of exchange rate changes on cash	—	—	—	0.8	—	0.8
Net increase (decrease) in cash and cash equivalents	—	68.1	—	(28.3)	—	39.8
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$151.8	$—	$57.2	$—	$209.0

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 73% of our total net sales in the first nine months of 2013, as well as for both the first nine months and the full year 2012.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 9% of our total net sales in the first nine months of 2013 and 2012 and 10% for the full-year 2012. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Nissan Motor Co. Ltd., Harley-Davidson Inc., Beijing Benz Automotive Co., Ltd., Deere & Company, Tata Motors, Ford Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased 10% to $646.6 million in the first nine months of 2013 as compared to $588.5 million in the first nine months of 2012.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Net Sales  Net sales increased to $820.8 million in the third quarter of 2013 as compared to $702.9 million in the third quarter of 2012.  This 17% increase in sales reflects an increase in global launch activity principally related to higher production volumes for the major North American light truck programs we currently support, additional content on GM and Chrysler's next generation full-size truck programs and an 18% increase in non-GM sales.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased 6% to $1,560 in the third quarter of 2013 as compared to $1,466 in the third quarter of 2012.  Our 4WD/AWD penetration rate on these vehicle programs increased to 65.7% in the third quarter of 2013 as compared to 63.9% in the third quarter of 2012.

Gross Profit   Gross profit increased to $125.3 million in the third quarter of 2013 as compared to $90.7 million in the third quarter of 2012.  Gross margin increased to 15.3% in the third quarter of 2013 as compared to 12.9% in the third quarter of 2012.

The increase in gross profit in the third quarter of 2013, as compared to the third quarter of 2012 is primarily due to the profit contribution from higher sales and favorable mix related to global launch programs, including our largest North American light truck programs. The change in gross profit also reflects lower warranty accruals and the benefit of stabilized levels of global launch activity, which includes lower material and freight costs. In addition, our gross profit in the third quarter of 2013 also includes the impact of costs relating to a customer delay affecting the launch of AAM's EcoTracTM Disconnecting All-Wheel Drive system.

Gross profit in the third quarter of 2012 reflected the adverse impact of $2.8 million of special charges and other restructuring costs related to the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF). Gross profit and gross margin in the third quarter of 2012 also reflected the impact of costs associated with lower capacity utilization and increased freight and material costs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $57.8 million or 7.0% of net sales in the third quarter of 2013 as compared to $60.6 million or 8.6% of net sales in the third quarter of 2012.  R&D was $23.6 million in the third quarter of 2013 as compared to $31.4 million in the third quarter of 2012. The change in SG&A in the third quarter of 2013 as compared to the third quarter of 2012 primarily reflects the favorable impact of lower R&D expense due primarily to customer engineering, design and development (ED&D) recoveries. SG&A in the third quarter of 2013, also includes the adverse impact of a net charge of $5.3 million due to the passing of our Co-Founder and Executive Chairman of the Board of Directors. This net charge included the acceleration of stock-based compensation upon vesting and the recognition of prior service cost for supplemental executive retirement benefits, which was partially offset by the proceeds AAM received as the beneficiary of a key man life insurance policy.

Operating Income  Operating income increased to $67.5 million in the third quarter of 2013 as compared to $30.1 million in the third quarter of 2012.  Operating margin increased to 8.2% in the third quarter of 2013 as compared to 4.3% in the third quarter of 2012.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $30.0 million in the third quarter of 2013 as compared to $25.3 million in the third quarter of 2012.  The increase in interest expense reflects higher average outstanding borrowings in the third quarter of 2013 as compared to the third quarter of 2012. Investment income was $0.1 million in the third quarter of 2013 as compared to $0.2 million in the third quarter of 2012.

The weighted-average interest rate of our long-term debt outstanding was 7.4% in the third quarter of 2013 and 7.8% in the third quarter of 2012.

Other Income (Expense) Following are the components of Other Income (Expense) for the third quarter of 2013 and 2012:

Debt refinancing and redemption costs In the third quarter of 2012, we expensed $10.1 million of unamortized discount and debt issuance costs and prepayment premiums related to our Amended and Restated Revolving Credit Agreement in 2012 and the purchase of $137.8 million of our 5.25% Notes pursuant to our tender offer.

Other income (expense), net Other income (expense), net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was income of $0.1 million in the third quarter of 2013 and expense of $2.2 million in the third quarter of 2012.

Income Tax Expense  Income tax expense was $6.1 million in the third quarter of 2013 as compared to $0.9 million in the third quarter of 2012.  Our effective income tax rate was 16.1% in the third quarter of 2013 as compared to negative 12.9% in the third quarter of 2012.

Our income tax expense and effective tax rate for the three months ended September 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. For the three months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction.

Our income tax expense and effective tax rate for the third quarter of 2012 reflect the effect of recording a valuation allowance against our tax loss in the U.S.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was income of $31.6 million in the third quarter of 2013 as compared to a loss of $8.1 million in the third quarter of 2012. Diluted EPS increased to $0.41 in the third quarter of 2013 as compared to a loss of $0.11 in the third quarter of 2012. Net income (loss) attributable to AAM and EPS for the third quarters of 2013 and 2012 were primarily impacted by the factors discussed in Net Sales, Gross Profit and Other Income (Expense) above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Net Sales  Net sales increased to $2,376.0 million in the first nine months of 2013 as compared to $2,194.2 million in the first nine months of 2012. As compared to the first nine months of 2012, our increase in sales in the first nine months of 2013 reflects an increase in global launch activity principally related to higher production volumes for the major North American light truck programs we currently support, additional content on GM and Chrysler's next generation full-size truck programs and a 10% increase in non-GM sales. These factors were partially offset by a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement and the adverse impact of the labor strike at General Motors' Rayong factory in Thailand during the first quarter of 2013, which we estimate to be approximately $12.5 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased by 5% to $1,540 in the first nine months of 2013 as compared to $1,460 in the first nine months of 2012. Our 4WD/AWD penetration rate increased to 66.2% in the first nine months of 2013 as compared to 63.2% in the first nine months of 2012.

Gross Profit  Gross profit increased to $351.8 million in the first nine months of 2013 as compared to $315.7 million in the first nine months of 2012.  Gross margin increased to 14.8% in the first nine months of 2013 as compared to 14.4% in the first nine months of 2012.

The increase in gross profit in the first nine months of 2013 as compared to the first nine months of 2012 is primarily due to the profit contribution from higher sales and favorable mix related to global launch programs, including our largest North American light truck programs. The change in gross profit also reflects lower warranty accruals and the impact of stabilized levels of global launch activity, which includes lower material and freight costs. In addition, our gross profit in the first nine months of 2013 also includes the impact of costs relating to a customer delay affecting the launch of AAM's EcoTracTM Disconnecting All-Wheel Drive system.

Gross profit in the first nine months of 2012 reflected the adverse impact of special charges of $28.7 million related to contractual termination benefits provided to certain eligible UAW associates as a result of the DMC and CKMF plant closures, $26.4 million of expense primarily related to asset redeployment and other restructuring costs associated with the closure of DMC and CKMF and a $21.8 million OPEB curtailment gain recorded as a result of the DMC and CKMF hourly associates who terminated employment from AAM as a result of our plant closures. Gross profit and gross margin in the first nine months of 2012 also reflected the impact of increased freight and material cost and higher warranty accruals, which was partially offset by a $5.2 million settlement gain related to the termination of our UAW Legal Services Plan.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $177.9 million in the first nine months of both 2013 and 2012. SG&A as a percentage of net sales was 7.5% in the first nine months of 2013 as compared to 8.1% of net sales in the first nine months of 2012.  R&D was $79.4 million in the first nine months of 2013 as compared to $90.3 million in the first nine months of 2012. The change in SG&A in the first nine months of 2013 as compared to the first nine months of 2012 primarily reflects the favorable impact of lower R&D expense due primarily to customer engineering, design and development (ED&D) recoveries. Our SG&A in the first nine months of 2013, also reflects the adverse impact of a net charge of $5.3 million due to the passing of our Co-Founder and Executive Chairman of the Board of Directors. This net charge includes the acceleration of stock-based compensation upon vesting and the recognition of prior service cost for supplemental executive retirement benefits, which was partially offset by the proceeds AAM received as the beneficiary of a key man life insurance policy.

Operating Income  Operating income increased to $173.9 million in the first nine months of 2013 as compared to $137.8 million in the first nine months of 2012.  Operating margin increased to 7.3% in the first nine months of 2013 as compared to 6.3% in the first nine months of 2012.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $87.9 million in the first nine months of 2013 as compared to $72.7 million in the first nine months of 2012.  The increase in interest expense reflects higher average outstanding borrowings in the first nine months of 2013 as compared to the first nine months of 2012. Investment income was $0.4 million in the first nine months of 2013 as compared to $0.6 million in the first nine months of 2012.

The weighted-average interest rate of our long-term debt outstanding was 7.5% in the first nine months of 2013 and 7.9% in the first nine months of 2012.

Other Expense Following are the components of Other Expense for the first nine months of 2013 and 2012:

Debt refinancing and redemption costs In the first nine months of 2013, we expensed $11.2 million of unamortized debt issuance costs and prepayment premiums related to the termination of our class C Revolving Credit Facility, the purchase of $172.6 million of our 7.875% Notes pursuant to a tender offer and the subsequent redemption of the remaining $127.4 million of our 7.875% Notes. In the first nine months of 2012, we expensed $10.1 million of unamortized discount and debt issuance costs and prepayment premiums related to our Amended and Restated Revolving Credit Agreement and the purchase of $137.8 million of our 5.25% Notes pursuant to our tender offer.

Other expense, net Other expense, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $1.4 million in the first nine months of 2013 as compared to $4.0 million in the first nine months of 2012.

Income Tax Expense  Income tax expense was $9.1 million in the first nine months of 2013 as compared to $4.8 million in the first nine months of 2012.  Our effective income tax rate was 12.3% in the first nine months of 2013 as compared to 9.3% in the first nine months of 2012.

Our income tax expense and effective tax rate for the nine months ended September 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. For the nine months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction. Additionally, in the first quarter of 2013, we recorded a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in the first nine months of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

In the nine months ended September 30, 2013, we also settled a transfer pricing examination of our 2006 income tax return with the Mexican tax authorities. This settlement resulted in a reduction of our liability for unrecognized income tax benefits and a cash payment of $4.7 million.

Our income tax expense and effective tax rate for the first nine months of 2012 reflect the effect of recognizing a net operating loss benefit against our taxable income in the U.S. Our income tax expense for the first nine months of 2012 also reflects a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

Net Loss Attributable to Noncontrolling Interest Net loss attributable to noncontrolling interests was $1.0 million in the first nine months of 2012. The noncontrolling interest in e-AAM was acquired in the first quarter of 2012, so there is no longer an allocation of net loss attributable to noncontrolling interest related to this entity.

Net Income Attributable to AAM and Earnings Per Share (EPS)  Net income attributable to AAM increased to $64.7 million in the first nine months of 2013 as compared to $47.8 million in the first nine months of 2012.  Diluted earnings per share increased to $0.84 in the first nine months of 2013 as compared to $0.63 in the first nine months of 2012.  Net income attributable to AAM and EPS for the first nine months of 2013 and 2012 were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense and Debt Refinancing and Redemption Costs above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Amended Revolving Facility will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2013, net cash provided by operating activities was $102.3 million as compared to net cash used in operating activities of $196.6 million in the first nine months of 2012.  The following factors impacted cash provided by (used in) operating activities in the first nine months of 2013 as compared to the first nine months of 2012:

Pension and Other Postretirement Benefits  (OPEB)  In September 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of the DMC and CKMF. As part of this agreement, we contributed $114.7 million in excess of our statutory minimums to our hourly pension plan. In total, we contributed $225.0 million to our pension trusts in the first nine months of 2012. Due to our significant pension contributions made in 2012, we will not make any cash payments in 2013 to satisfy our regulatory funding requirements. We expect our cash outlay for other postretirement benefit obligations in 2013, net of GM cost sharing, to be approximately $15 million.

Cash paid for special charges  In the first nine months of 2012, we made cash payments of $37.4 million for special charges primarily related to asset redeployment and other costs associated with the closure of DMC and CKMF.

GM payment terms As a result of a change in the administration of GM supplier payment terms from pay on shipment to pay on receipt, our operating cash flow was negatively impacted by approximately $29.8 million in the first nine months of 2012.

Interest paid Interest paid in the first nine months of 2013 was $85.8 million as compared to $79.6 million in the first nine months of 2012. The increase primarily relates to higher average outstanding borrowings in the first nine months of 2013 as compared to the first nine months of 2012.

Mexican tax reform Based on the facts and circumstances that exist as of September 30, 2013, new Mexican tax reform could be signed into law in the fourth quarter of 2013. One of the tax reform proposals would impose the general VAT of 16% with respect to sales by foreign residents to certain Mexican entities, where the goods are physically located in Mexico at the time of sale.  This change would require VAT to be paid up front, without the possibility of deferral.  VAT is deferred on these sales under current law.  We are currently working with advisers to assess the impact to AAM of this potential tax reform. We believe the VAT reform included in the new tax bill could have the greatest impact on AAM's working capital, however we cannot yet estimate the impact to our liquidity in 2014.

Investing Activities  Capital expenditures were $178.2 million in the first nine months of 2013 as compared to $143.7 million in the first nine months of 2012.  We expect our capital spending, net of proceeds from the sale-leaseback of equipment and the sale of property, plant and equipment in 2013 to approximate 7% of sales, which includes support for our significant global program launches in 2013 and 2014 within our new and incremental business backlog.

In the first nine months of 2013, we entered into sale-leaseback transactions for equipment recently purchased. We received proceeds of $23.5 million in the first nine months of 2013 related to these transactions.

We also received proceeds of $4.5 million in the first nine months of 2013 related to the sale of property, plant and equipment at the DMC that we had previously written down to its estimated fair value as a result of asset impairments.

Financing Activities  In the first nine months of 2013, net cash provided by financing activities was $103.3 million as compared to $377.1 million in the first nine months of 2012.  Total long-term debt outstanding increased $118.5 million in the first nine months of 2013 to $1,572.6 million as compared to $1,454.1 million at year-end 2012, primarily as a result of the issuance of $400.0 million of 6.25% senior unsecured notes in the first nine months of 2013, which was partially offset by using the proceeds to purchase and redeem $300.0 million of our 7.875% Notes.

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to purchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the entire $300.0 million of the 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in the first nine months of 2013 related to the 6.25% Notes.

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

Amended Revolving Facility and Term Facility On September 13, 2013, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the Amended and Restated Credit Agreement and the facility thereunder, the Amended Revolving Facility). As of September 30, 2013, the Amended Revolving Facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  We had $23.3 million of standby letters of credit issued against the facility as of September 30, 2013.

The Amended and Restated Credit Agreement, among other things, increased the aggregate commitments by approximately $158.5 million and extended the maturity date from June 30, 2016 to September 13, 2018. In addition, the Amended and Restated Credit Agreement provides for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (Term Facility). The full amount of the Term Facility must be drawn within thirty days after September 13, 2013. No amount had been drawn on the Term Facility as of September 30, 2013. We paid debt issuance costs of $6.3 million in the third quarter of 2013 associated with the amendments and restatements of our Amended Revolving Facility and Term Facility.

In October 2013, we borrowed $150.0 million under the Term Facility. Net proceeds from the Term Facility were used to to fund the voluntary redemption of $150.0 million of our 9.25% Notes.

Borrowings under the Amended Revolving Facility and the Term Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR-based loans will be between 1.5% and 3.0%.
Under the Amended Revolving Facility, certain negative covenants were revised to provide increased flexibility. In the event AAM achieves investment grade corporate credit ratings from S&P and Moody's, AAM may elect to release all of the collateral from the liens granted pursuant to the Collateral Agreement, subject to notice requirements and other conditions. The Amended Revolving Facility and Term Facility are secured on a first priority basis by all or substantially all of the assets of AAM and each guarantor under the Collateral Agreement dated as of November 7, 2008, as amended and restated as of September 13, 2013.

On March 20, 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing.

The Amended Revolving Facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Amended Revolving Facility to refinance any current maturities related to such credit facilities that are not otherwise refinanced on a long-term basis in their local markets.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2013, $79.3 million was outstanding under these facilities and total capacity under these facilities was $111.4 million.

At September 30, 2013, certain of our secured and local currency credit facilities were limited by the secured indebtedness covenant contained in our 9.25% Notes. This covenant restricts total secured borrowings to 2.5 times the most recently reported trailing twelve months earnings before interest, taxes, depreciation and amortization (TTM EBITDA), as defined in the Indenture relating to the 9.25% Notes. We could borrow a total of $377.0 million on certain of our secured and local currency credit facilities at September 30, 2013. In the fourth quarter of 2013, we expect this restriction will be significantly reduced based upon our September 30, 2013 TTM EBITDA and the redemption of a portion of our outstanding 9.25% Notes as described below. Further, the covenant will be eliminated upon the redemption or purchase of the remaining amount outstanding under our 9.25% Notes.

9.25% Notes In October 2013, we voluntarily redeemed $150.0 million of our outstanding 9.25% Notes. This resulted in a principal payment of $150.0 million, a redemption premium of $8.6 million and $3.5 million of accrued interest, pursuant to the terms of the 9.25% Notes. Upon redemption, we will expense $3.0 million of unamortized debt discount and debt issuance costs related to the 9.25% Notes. We had been amortizing the debt discount and debt issuance costs over the expected life of the borrowing.

At any time prior to January 15, 2014, we may redeem any or all of the remaining notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after January 15, 2014, we may redeem any or all of the remaining notes at pre-established prices. We will continue to monitor the market conditions and may elect to exercise our rights to redeem any or all of the remaining 9.25% Notes if appropriate market conditions are present.

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

We received $0.8 million in the first nine months of 2013 related to the exercise of employee stock options.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2013, and we do not expect such expenditures to be significant for the remainder of 2013.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  At September 30, 2013, we had currency forward contracts with a notional amount of $61.7 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $5.6 million at September 30, 2013.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2013, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 13% of our weighted-average interest rate at September 30, 2013) on our long-term debt outstanding at September 30, 2013 would be approximately $0.8 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2013, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2013, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2013	—	$—	—	—
August 1 - August 31, 2013	14,218	$20.94	—	—
September 1 - September 30, 2013	—	$—	—	—
Total	14,218	$20.94	—	—

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
November 1, 2013

EXHIBIT INDEX

Number	Description of Exhibit

*10.35	Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers

*31.1	Certification of David C. Dauch, Chairman of the Board, President & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of David C. Dauch, Chairman of the Board, President & Chief Executive Officer and Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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