Form 10-K
period 2013-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2014-02-07
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2013 as reported on the New York Stock Exchange was $18.63 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $1,278.1 million.

As of February 5, 2014, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 75,598,824 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2013 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 1, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2013, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2013

			Page Number

Part I	Item 1	Business	2
	Item 1A	Risk Factors	13
	Item 1B	Unresolved Staff Comments	17
	Item 2	Properties	18
	Item 3	Legal Proceedings	19
	Item 4	Mine Safety Disclosures	19

Part II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
	Item 6	Selected Financial Data	20
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	37
	Item 8	Financial Statements and Supplementary Data	38
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
	Item 9A	Controls and Procedures	80
	Item 9B	Other Information	80

Part III	Item 10	Directors, Executive Officers and Corporate Governance	81
	Item 11	Executive Compensation	81
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
	Item 13	Certain Relationships and Related Transactions, and Director Independence	81
	Item 14	Principal Accounting Fees and Services	81

Part IV	Item 15	Exhibits and Financial Statement Schedules	82
Exhibit 10.35		Form of Performance Share Award Agreement (Relative TSR) for Executive Officers under the 2012 Omnibus Incentive Plan
Exhibit 10.36		Form of Performance Share Award Agreement (EBITDA) for Executive Officers under the 2012 Omnibus Incentive Plan
Exhibit 10.37		Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS		XBRL Instance Document
Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document
Exhibit 101.PRE		XBRL Extension Presentation Linkbase Document
Exhibit 101.LAB		XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

Part I

Item 1.	Business

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

See Item 8, “Financial Statements and Supplementary Data - Note 12 - Segment and Geographic Information” included in this report.

(c)	Narrative Description of Business

Company Overview

We are a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, driveheads, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, transmission parts and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 71% of our consolidated net sales in 2013 and approximately 73% of our consolidated net sales in both 2012 and 2011.

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

We also supply driveline system products for the Chrysler Group LLC's (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives, as well as the 2014 AWD Jeep Cherokee. Sales to Chrysler were approximately 12% of our consolidated net sales in 2013, 10% in 2012 and 8% in 2011. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Audi AG (Audi), Mack Trucks Inc. (Mack Truck), PACCAR Inc., Harley-Davidson Inc., Beijing Benz Automotive Co., Ltd., Nissan Motor Co., Ltd. (Nissan), Deere & Company, Scania AB, Tata Motors, Ford Motor Company (Ford) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM increased 17% to $926.7 million in 2013 as compared to $792.6 million in 2012 and $710.0 million in 2011.

We estimate our principal served market to be approximately $35 billion based on information available at the end of 2013. Our principal served market is the driveline market, which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles, in the regions in which we compete.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2013	2012	2011
Axles and driveshafts	82%	82%	81%
Drivetrain components, forged products and other	18%	18%	19%
Total	100%	100%	100%

Business Strategy

We are focused on profitable net sales growth and strengthening our balance sheet by capitalizing on our competitive strengths and continuing to diversify our customer, product and geographic sales mix while providing exceptional value to our customers. Over the past several years, we have taken necessary restructuring actions that allowed us to make significant, sustainable structural cost reductions which have enabled us to be market cost competitive on a global basis.

We have aligned our business strategy to build value for our key stakeholders. This strategy emphasizes a commitment to deliver industry leading quality, technology leadership and operational excellence. By focusing on this commitment, we can achieve our key critical business objectives of product and customer diversification, globalization and solid financial performance. This strategy includes the following actions:

Maintain our high quality standards which are the foundation of our product durability and reliability.

•	AAM has an outstanding daily track record for delivering quality products, having averaged less than 10 discrepant parts per million (PPM) since 2003, as measured by our largest customer.

•
Our quality performance has resulted in improved warranty performance for our customers. As a result, customer incidents per thousand vehicles have improved an average of approximately 15% annually since 2006, as measured by our largest customer.

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

•
In recognition of AAM's innovative approach to provide enhanced vehicle control while maximizing fuel economy, AAM's industry-first EcoTrac® Disconnecting AWD technology was selected as a 2014 Automotive News PACE Award Finalist. AAM's EcoTrac® Disconnecting AWD system is a fuel-efficient and environmentally friendly driveline system that provides OEMs the option of an all-wheel-drive system that disconnects when not needed to improve fuel efficiency and reduce CO2 emissions compared to conventional AWD systems. AAM's EcoTrac® Disconnecting AWD system is featured on the all-new 2014 Jeep Cherokee.

•
e-AAM Driveline Systems AB (e-AAM), previously a joint venture between AAM and Saab Automobile AB (Saab), was created to design and commercialize electric and hybrid driveline systems designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. AAM now has 100% ownership of e-AAM, and will continue engineering, developing and commercializing electric and hybrid driveline systems for passenger cars and crossover vehicles. In 2013, we announced that we had secured a new driveline systems contract featuring patented e-AAMTM hybrid & electric driveline systems technology with Qoros Auto Co., Ltd. in China.

•
AAM has established a high efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technologies. In 2012, AAM launched a high efficiency axle on the Cadillac ATS compact luxury sport sedan, which was named the 2013 North American Car of the Year. AAM's new and incremental business backlog launching from 2014-2016 also includes our high efficiency rear-drive module on the all-new Cadillac CTS, Motor Trend's 2014 Car of the Year.

Sustain our operational excellence and focus on cost management to deliver exceptional value to our customers.

•
We had 28 successful launches in 2013.  These launches included three key programs; the next generation RAM Heavy Duty pickups, the 2014 North American Truck of the Year, GM’s new full size pickups (K2XX Program), and the all-new 2014 Jeep Cherokee.

•
Our focus on cost management has led to sustainable structural reductions in AAM's fixed cost structure. We continue to focus on cost management through the implementation of the AAM Manufacturing System to improve quality, eliminate waste, and reduce lead time and total costs globally.

•
Our stand alone United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) agreement covers hourly associates at our Three Rivers Manufacturing Facility ensures market competitiveness at AAM's largest U.S. facility into 2017. The collective bargaining agreements that cover our hourly associates at our Colfor Manufacturing Inc. and MSP Industries Corporation subsidiaries expire in 2014 and 2017, respectively.

•
With the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF) in 2012, we have achieved market competitive labor cost structures at each of our global locations.

Diversify our business through the growth of new and existing customer relationships and expansion of our product portfolio.

•
In addition to maintaining and building upon our long standing relationships with GM and Chrysler, we have focused on generating profitable growth with new and existing global OEM customers, as well as commercial vehicle, off-road and emerging market OEMs. As a result, new business launches in 2013 included business with Scania, Nissan, Jaguar Land Rover, Daimler Truck and Honda. New and expanded business launches in 2014 through 2016 include business with Chrysler, Daimler Truck, Ford, Honda, Jaguar Land Rover, Mercedes-Benz, Nissan, Tata Motors, Volvo and others.

•
We have accelerated the development and launch of products for passenger cars and crossover vehicles and the global light truck and commercial vehicle markets. We have approximately $900 million of new and incremental business backlog launching from 2014 to 2016, of which approximately 70% relates to AWD and RWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle market.

•
Over 70% of our new and incremental business backlog launching from 2014 to 2016 is for customers other than GM. In addition, we have over $1 billion in quoted and emerging new business opportunities. These opportunities would allow us to continue the diversification and expansion of our customer base, product portfolio and global footprint. Substantially all of these opportunities are for customers other than GM.

Achieve globalization by increasing our presence in growth markets to support our customers' global platforms.

•
Over the past few years, we have significantly increased our installed capacity in cost competitive global growth markets to support current programs and future opportunities. Specific actions included expanding capacity in Brazil, China, Mexico, Poland, Thailand and the U.S. and constructing new facilities in India and Mexico.

•
In 2011, we also expanded our existing joint venture (JV) with Hefei Automobile Axle Co., Ltd. (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automotive Group Co., Ltd.) to include 100% of HAAC's light commercial axle business. By adding the light and medium duty commercial axle business, this expanded joint venture will supply front and rear beam axles to several leading Chinese light truck manufacturers, including JAC and BAIC Foton, making AAM the second largest axle supplier in China's light commercial truck segment. Sales for this unconsolidated JV were approximately $181 million in 2013 and are expected to nearly double in the next five years.

•
Approximately 35% of our $900 million of new and incremental business backlog launching from 2014 to 2016 is for end use markets outside the U.S. and approximately 70% has been sourced to our manufacturing facilities outside the U.S.

Achieve solid financial performance to build value for our key stakeholders.

•
Over the past three years, AAM's compound annual growth rate (CAGR) for sales has exceeded the growth rate of the industry. We expect AAM's new and incremental business backlog to drive our sales growth to exceed a targeted 10% CAGR through 2015. This is more than double the rate of growth expected for the industry, which is expected to grow by less than 5% based on current industry estimates.

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

•
In 2013, we successfully closed on over $1.25 billion in new and amended financing agreements. As a result, we reduced our weighted average interest cost, extended our debt maturities and improved debt covenant terms and conditions. By taking advantage of favorable market conditions, we improved our flexibility to manage and grow our business and to support AAM's long-term strategic objectives.

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

We continuously evaluate the need to rationalize excess capacity through consolidation, divestiture, idling or closing facilities to maximize productivity and capacity utilization and further minimize operating and overhead costs. This is evidenced by the following actions:

•
In 2012, we closed DMC and CKMF upon the expiration of our collective bargaining agreement for these locations with the International UAW. The programs previously sourced to these locations were moved to our market cost competitive North American facilities. DMC's business was resourced to Three Rivers Manufacturing Facility, our largest U.S. manufacturing facility, and CKMF's business was resourced to our facilities in Indiana, Ohio and Mexico.

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

•
Recognition for demonstrating outstanding achievements in manufacturing processes, quality enhancements, productivity improvement and customer satisfaction - our Guanajuato Manufacturing Complex is a prior "Shingo Prize" award recipient for Manufacturing Excellence, which focuses on lean manufacturing techniques and promotes world-class business performance through continuous improvements in core manufacturing and business processes.

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

In 2013, R&D spending was $103.4 million, net of customer engineering, design and development recoveries, as compared to $123.4 million in 2012 and $113.6 million in 2011. The focus of this investment continues to be developing innovative driveline and drivetrain systems and related components for light trucks, passenger cars, SUVs, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, constant velocity joints, torque transfer devices, chassis modules and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid and electric vehicle systems. Special emphasis is also placed on the development of products and systems that provide our customers with advancements in fuel efficiency and emissions reduction and improved performance metrics such as noise vibration harshness (NVH) and power density. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

We have also developed and commercialized a disconnecting AWD system, which strengthens AAM's position as a leader in global driveline systems technology. AAM's EcoTrac® Disconnecting AWD system is an industry-first technology that seamlessly engages AWD functionality while improving fuel efficiency and reducing CO2 emissions. The system is featured on the all-new 2014 Jeep Cherokee.

AAM also develops and manufactures high-efficiency axle systems through the use of proprietary technologies to optimize product design and lubrication management, while also significantly reducing friction and improving fuel economy. In 2012, AAM launched a high efficiency axle on the Cadillac ATS compact luxury sport sedan. AAM's new and incremental business backlog also includes our high efficiency rear-drive modules on the all-new Cadillac CTS, Motor Trend's 2014 Car of the Year.

Our e-AAM subsidiary engineers and develops electric and hybrid driveline systems to be commercialized for passenger cars and crossover vehicles. These systems are designed to improve fuel efficiency by up to 30%, reduce CO2 emissions and provide AWD capability with the additional benefit of improved vehicle stability when compared to traditional mechanical AWD systems.

Through the development of our EcoTrac® Disconnecting AWD system, our high efficiency axles and our e-AAM hybrid and electric driveline systems, we have significantly advanced our efforts to improve fuel efficiency and ride and handling performance while reducing emissions.

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

Our new and incremental business backlog is approximately $900 million for programs launching from 2014 to 2016. Approximately 70% of our new and incremental business backlog relates to RWD and AWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle markets. Approximately 35% of our new and incremental business backlog will be for end use markets outside the U.S. and approximately 70% has been sourced to our non-U.S. manufacturing facilities. Over 70% of our new and incremental business backlog is for customers other than GM.

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

Environmental Matters

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2013, 2012 and 2011.

Associates

We employ approximately 12,650 associates on a global basis, including our joint venture affiliates, of which approximately 3,650 are employed in the U.S. Approximately 2,175 associates are represented by the UAW. Approximately 1,450 of our hourly associates at our Three Rivers Manufacturing Facility in Michigan are subject to a stand alone UAW agreement that expires September 13, 2017. An additional 725 associates at our Colfor Manufacturing, Inc. and MSP Industries Corporation subsidiaries are represented by the UAW under collective bargaining agreements that expire June 6, 2014 and April 18, 2017, respectively. In addition, approximately 125 associates at our Albion Automotive subsidiary in Scotland, approximately 3,500 associates at our Guanajuato Manufacturing Complex in Mexico and approximately 750 associates at our Araucaria Manufacturing Facility in Brazil are represented by labor unions that are subject to collective bargaining agreements. The current collective bargaining agreement at Albion will expire on March 31, 2014. The collective bargaining agreements in Mexico and Brazil expire annually.

Executive Officers of the Registrant

Name	Age	Position
David C. Dauch .........................................	49	Chairman of the Board, President & Chief Executive Officer
Michael K. Simonte ...................................	50	Executive Vice President & Chief Financial Officer
Alberto L. Satine .......................................	57	Senior Vice President - Global Driveline Operations
Terry J. Woychowski..................................	58	Senior Vice President - Engineering & Quality
Mark S. Barrett ..........................................	53	Group Vice President - Procurement, Program Management and Driveshaft Business Unit
Steven J. Proctor ......................................	57	Group Vice President - Global Sales and Business Development
Michael Bly.................................................	46	President - AAM Europe, Vice President - AAM Corporate
David A. Culton .........................................	48	Vice President - Material Cost Optimization
Phillip R. Guys ..........................................	51	Vice President - Product Engineering & Development
Terri M. Kemp ...........................................	48	Vice President - Human Resources
Michael J. Lynch .......................................	49	Vice President - Finance & Controller
Allan R. Monich..........................................	60	Vice President - Quality, Warranty & Customer Satisfaction
Kevin M. Smith..........................................	52	Vice President - Global Manufacturing Services
John S. Sofia ............................................	53	Vice President - Global Program Management
Thomas J. Szymanski................................	52	President - AAM North America, Vice President - AAM Corporate
Norman Willemse .....................................	57	Vice President - Metal Formed Products Business Unit

David C. Dauch, age 49, has been Chairman of the Board, President and Chief Executive Officer since September 2013 and has served on AAM's Board of Directors since April 2009. Prior to that, he served as President and Chief Executive Officer (since September 2012), President & Chief Operating Officer (since June 2008), Executive Vice President & Chief Operating Officer (since December 2007); Executive Vice President - Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions and served on the Board of Directors at Collins & Aikman Products Company. Presently, he serves on the Boards of Directors of Business Leaders for Michigan, the Detroit Regional Chamber, the Great Lakes Council Boy Scouts of America and the Boys & Girls Clubs of Southeastern Michigan. Mr. Dauch also serves on the Miami University Business Advisory Council.

Michael K. Simonte, age 50, has been Executive Vice President & Chief Financial Officer since December 2011. Simonte previously served as Executive Vice President - Finance & Chief Financial Officer (since February 2009), Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining our Company, Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Simonte is a certified public accountant.

Alberto L. Satine, age 57, has been Senior Vice President - Global Driveline Operations since January 2014. Prior to that, he served as Group Vice President - Global Sales & Business Development (since December 2011), Vice President - Strategic & Business Development (since November 2005), Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana's Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Terry J. Woychowski, age 58 , has been Senior Vice President - Engineering & Quality since February 2013. Prior to joining AAM, Mr. Woychowski spent more than 30 years with General Motors, where he held numerous senior management positions including Vice President, Global Quality & Vehicle Launches, Vice President, Global Vehicle Program Management and Global Chief Engineer Full-size Trucks & Executive Director.

Mark S. Barrett, age 53, has been Group Vice President - Procurement, Program Management and Driveshaft Business Unit since August 2013. Prior to that, he served as Group Vice President - Procurement and Program Management (since February 2013), Group Vice President - Engineering & Procurement (since November 2012), Group Vice President - Engineering, Product Development & Procurement (since December 2011), Vice President - Engineering & Product Development (since October 2008), Executive Director, Engineering & Product Development (since January 2008); Executive Director, Axle & Drivetrain (since November 2006); Executive Director, Powertrain, Driveshaft and Halfshaft Engineering (since January 2006); Executive Director, Released and Domestic Programs (since January 2004); Director, Mid Size Axle Programs (since December 1998) and Staff Project Engineer (since joining our Company in March 1994).  Prior to joining our Company, Mr. Barrett served at General Motors for nine years in a variety of manufacturing and engineering positions.

Steven J. Proctor, age 57, has been Group Vice President - Sales and Business Development since January 2014. Prior to that, he served as President - AAM Europe, Vice President - AAM Corporate (since June 2012), President - AAM Asia, Vice President - AAM Corporate (since October 2008); Vice President - Sales & Marketing (since June 2004); Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Michael J. Bly, age 46 , has been President - AAM Europe, Vice President - AAM Corporate since joining our Company in January 2014. Prior to joining AAM, he spent more than 27 years with General Motors in a variety of management roles in the areas of powertrain, engineering and electrification. Mr. Bly's final position prior to leaving General Motors was Vice President of European Powertrain Engineering.

David A. Culton, age 48, has been Vice President - Material Cost Optimization since January 2014. Prior to that, he served as President - AAM Americas, Vice President - AAM Corporate (since June 2012), President - AAM Europe, Vice President - AAM Corporate (since November 2010), Vice President - Commercial (since September 2009); Vice President - Unibody Vehicle Business Unit (since October 2008); Controller (since April 2007); Executive Director, Sales (since July 2006);  Director, Commercial Analysis (since August 2004); Director, Finance - Operations (Since June 2003); Finance Manager (since August 1999); and Assistant Finance Manager (since joining our Company in September 1998).  Prior to joining our Company, Mr. Culton served at Chrysler Corporation for 10 years in a variety of management, finance, engineering and manufacturing positions.

Phillip R. Guys, age 51, has been Vice President - Product Engineering & Development since November 2012. Prior to that, he served as Vice President - Product Engineering since joining AAM in December 2011. Prior to joining our Company, Mr. Guys served for four years at Linamar Corporation in various senior management positions, including Vice President - Engineering, and over 20 years in various engineering positions of increasing responsibility at Ford Motor Company and General Motors.

Terri M. Kemp, age 48, has been Vice President - Human Resources since September 2012. Prior to that, she served as Executive Director - Human Resources & Labor Relations (since November 2010); Executive Director - Human Resources (since September 2009); Director - Human Resources Operations (since October 2008); Director - Program Management (since March 2008); Director - Program Management, Mexico (since August 2006); Launch Manager (since May 2006); Manager - Manufacturing (since August 2005); Manager - Manufacturing, Front Axles and Gears (since June 2005); Area Manager - Plant 1 (since October 2004); Director - Personnel, Detroit Gear & Axle (since January 2003); Area Manager - Plant 6 (since March 2002); Manager - Program Management (since February 2001); Area Manager - Manufacturing Plant 8 (since June 1999); Supervisor - I.E. Plants 1, 6 and 8 (since August 1998); Production Coordinator (since September 1997); and Manager - Productivity since joining the Company in July 1996. Prior to joining our Company, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 49, has been Vice President - Finance & Controller since September 2012. Prior to that, he served as Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance (since June 2003); Manager - Finance, Forge Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining our Company, Mr. Lynch served at Stellar Engineering for nine years in various capacities.

Allan R. Monich, age 60, has been Vice President - Quality, Warranty & Customer Satisfaction since November 2010. Prior to that, he served as Executive Director - Warranty (since January 2010); Vice President - Quality Assurance & Customer Satisfaction (since July 2006); Vice President - Program Management & Capital Planning (since October 2005); Vice President - Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994.  Prior to joining our Company in March 1994, Mr. Monich worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Kevin M. Smith, age 52, has been Vice President - Global Manufacturing Services since November 2012. Prior to that, he served as Vice President - Driveshaft Business Unit (since December 2011); Vice President - Program Management & Launch (since November 2010), Executive Director - Advanced Programs, Cost Reductions & Productivity (since January 2010); Vice President - Mexico Operations (since December 2007); Plant Manager, Guanajuato Gear & Axle (since February 2007); Executive Director, Manufacturing Engineering (since July 2006); Executive Director, Axle Engineering (since January 2006); Director, GMT 900 Program (since October 2001); Director, Manufacturing Engineering (since June 2001); Plant Manager, Buffalo Gear, Axle & Linkage (since March 2000); Plant Manager, Three Rivers (since February 1998); Manufacturing Manager, Detroit Gear & Axle Plant (since February 1996) and Manufacturing Engineering Manager, Buffalo Gear, Axle & Linkage (since joining our Company in March 1994).  Prior to joining our Company, Mr. Smith served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

John S. Sofia, age 53, has been Vice President - Global Program Management since November 2012. Prior to that, he served as Vice President - Commercial Vehicle Business (since March 2008); Vice President - Product Engineering, Commercial Vehicle Operations & Chief Technology Officer (since December 2007); Vice President - Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

Thomas J. Szymanski, age 52, has been President - AAM North America, Vice President - AAM Corporate since January 2014. Prior to that, he served as Vice President - Operations - AAM Americas (since November 2012), Vice President - Global Manufacturing Services (since November 2010); Executive Director - Manufacturing Planning (since October 2008); Executive Director - Corporate Manufacturing Services Unibody Vehicles (since January 2008); Director - Cost Estimating & Advanced Manufacturing Engineering (since August 2006); President & Chief Operating Officer - Colfor Manufacturing, Inc. (since August 2004); Director - Corporate Manufacturing Engineering (since January 2003); Plant Manager - Three Rivers Gear & Axle (since March 2000); Plant Manager - Tonawanda Forge (since December 1998); Manufacturing Manager - Tonawanda Forge (since March 1994); and Area Manager, Axle Assembly - Buffalo Gear & Axle (since the formation of our Company in March 1994). Prior to joining our Company in March 1994, Mr. Szymanski worked for General Motors for 11 years in a variety of manufacturing and plant management positions.

Norman Willemse, age 57, has been Vice President - Metal Formed Product Business Unit since December 2011. Prior to that, he served as Vice President - Global Metal Formed Product Business Unit (since October 2008), Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for seven years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

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

	December 31,
	2013	2012	2011
	(in millions)
Net sales
United States	$1,682.0	$1,576.6	$1,587.3
Canada	74.4	75.0	60.8
Mexico	865.6	755.1	678.5
South America	201.1	216.4	134.8
Asia	255.2	214.5	33.2
Europe and other	129.0	93.3	90.4
Total net sales	$3,207.3	$2,930.9	$2,585.0

Long-lived assets
United States	$850.0	$865.3	$845.7
Mexico	469.3	417.7	384.9
South America	100.2	113.3	131.9
Asia	176.7	159.0	131.7
Europe	93.2	72.5	51.3
Total long-lived assets	$1,689.4	$1,627.8	$1,545.5

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our business is significantly dependent on sales to GM and Chrysler.

We are the principal supplier of driveline components to GM for its full-size RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and 4WD/AWD axle requirements for these vehicle platforms. Sales to GM were approximately 71% of our consolidated net sales in 2013 and approximately 73% of our consolidated net sales in both 2012 and 2011. A reduction in our sales to GM or a reduction by GM of its production of RWD light trucks or SUVs, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

We also supply driveline system products for Chrysler's heavy-duty Ram full-size pickup trucks and its derivatives, as well as the 2014 AWD Jeep Cherokee. Sales to Chrysler accounted for approximately 12% of our consolidated net sales in 2013, 10% in 2012 and 8% in 2011. A reduction in our sales to Chrysler or a reduction by Chrysler of its production of the Ram program, as a result of market share losses of Chrysler or otherwise, could have a material adverse effect on our results of operations and financial condition.

Our business may also be adversely affected by reduced demand for the product programs we currently support, or if we do not obtain sales orders for successor programs that replace our current product programs.

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

Certain of our customers are preparing to launch, or have recently launched, new product programs for which we will supply newly developed driveline system products and related components.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or other future product programs on a timely basis.  Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities.  We may also experience difficulties with the performance of our supply chain on program launches, which could result in our inability to meet our contractual obligations to key customers. Production shortfalls or production delays, if any, could result in our failure to effectively manage our material and freight costs relating to these program launches. In addition, our customers may delay the launch or fail to successfully execute the launch of these new product programs, or any additional future product program for which we will supply products. Our revenues, operating results and financial condition could be adversely impacted if our customers fail to timely launch such programs or if we are unable to manage the timing requirements and costs of new product program launches.

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

Natural disasters, such as the earthquake in Japan and floods in Thailand, affected the automotive industry's supply chain in 2011. Although our direct supply chain did not suffer material adverse effects from these natural disasters, future natural disasters could cause a disruption in the supply of critical components to us and our customers and have a material adverse effect on our results of operations and financial condition.

General global economic conditions may have an adverse impact on our operating performance and results of operations.

The automotive industry has continued to improve over the past four years after suffering the effects of the global financial crisis experienced in 2008 and 2009. While the U.S. Seasonally Adjusted Annual Rate of sales (SAAR) increased to 15.5 million units in 2013 from 14.4 million in 2012 and 12.7 million in 2011, the automotive industry is still recovering from the effects of the unprecedented decline in consumer demand and production volumes. General economic instability may still hinder a full recovery of the domestic automotive industry over the next few years. Additionally, continued turmoil in the European credit markets poses a potential threat to global growth and market stability, which could have an adverse impact on the recovery of the automotive industry. Deteriorating conditions in the U.S. or global economy that result in another reduction or depressed levels of automotive production and sales by our largest customers may adversely affect our business, financial condition and results of operations. Additionally, in a flat or declining economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

Our company's global operations are subject to risks and uncertainties.

We have business and technical offices and manufacturing facilities in many foreign countries, including Brazil, China, India, Mexico, Poland, Scotland, Sweden and Thailand. Approximately 9,000 of our 12,650 associates are located outside of the U.S. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. Our global operations may also be adversely affected by political events and domestic or international terrorist events and hostilities. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

We may incur material losses and costs as a result of product recall or field action, product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty, product recall or field action and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products. Beginning in 2011, we have an increased level of warranty responsibility for our products, per our contractual agreements with our largest customer GM. Prior to 2011, we experienced negligible warranty charges from our customers due to the quality, reliability and durability performance of our products. We are not responsible for certain warranty claims that may be incurred by our customer. This includes returned components for which no trouble was found upon inspection, discretionary acts of dealer goodwill, defects related to directed buy components, or build to print design issues. We review warranty claim activity in detail, and we may have disagreements with our customers as to responsibility for these types of costs incurred by our customer. In addition, as we continue to diversify our customer base, we have an increased obligation to share in the cost of providing warranties as part of our agreements with new customers. Costs and expenses associated with warranties, field actions, product recalls and product liability claims could have a material adverse impact on our results of operations and financial condition and may differ materially from the estimated liabilities that we have recorded in our consolidated financial statements.

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

A failure of our information technology (IT) networks and systems, or the inability to successfully implement upgrades to our enterprise resource planning systems, could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal information in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our business operations. Despite the implementation of security measures, our IT systems are at risk to damages from computer viruses, unauthorized access, cyber attack and other similar disruptions. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed or lost. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, the disruption of our operations or damage to our reputation. We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Further, we are continually expanding and updating our networks and systems in response to the changing needs of our business. We are currently in the process of developing and testing global enterprise resource planning (ERP) systems to upgrade many of our existing operating and financial systems. We will begin implementing these ERP systems in the second half of 2014. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Should the systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations could be adversely affected, including our ability to report accurate and timely financial results.
Our business could be adversely affected if we fail to maintain satisfactory labor relations.

The majority of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. Substantially all of our hourly associates in the U.S. are represented by the UAW. Approximately 4,250 of our hourly associates at our facilities in Mexico and Brazil are also covered by collective bargaining agreements which expire annually. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

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

Our Amended Revolving Facility contains financial covenants related to secured and unsecured indebtedness leverage and interest coverage.  The Amended Revolving Facility limits our ability to make certain investments, loans and guarantees, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, enter into certain restrictive agreements, merge, make acquisitions or sell all or substantially all of our assets.  The indenture governing our senior unsecured notes also restricts our ability to incur debt secured by liens, engage in consolidations or mergers or sell all or substantially all of our assets, and engage in certain sale and leaseback transactions. The Amended Revolving Facility also significantly restricts our ability to incur additional secured debt.  The Amended Revolving Facility and the indentures governing our senior unsecured notes also include customary events of default.  Obligations under the Amended Revolving Facility, the 7.75% senior unsecured notes due 2019 (7.75% Notes), the 6.625% senior unsecured notes due 2022 (6.625% Notes), the 6.25% senior unsecured notes due 2021 (6.25% Notes) and our 5.125% senior unsecured notes due 2019 (5.125% Notes) are required to be guaranteed by most of our U.S.

subsidiaries that hold domestic assets.  In addition, the Amended Revolving Facility is secured on a first priority basis by all or substantially all of our assets, the assets of Holdings and each guarantor's assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets, including each guarantor, and a portion of the capital stock of the first tier foreign subsidiaries of AAM.  A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with these contracts.  A default or acceleration under the Amended Revolving Facility or the indentures governing our senior unsecured notes may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate in 13 countries and have 35 manufacturing, engineering and business office facilities worldwide of which the principal facilities are:

Name	Type of Interest	Function
Three Rivers Manufacturing Facility Three Rivers, MI	Owned	Front and rear axles, power transfer units, rear differential modules, driveheads and steering linkages
Lancaster Manufacturing Facility Lancaster, Pennsylvania	Leased	Assembly of axles and driveheads for commercial vehicles
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH	Owned	Forged products Forged and machined products and rear axles
MSP Industries Oxford, MI	Leased	Forged and machined products
Oxford Forge Oxford, MI	Owned	Forged products
AccuGear, Inc. Fort Wayne, IN	Owned	Forged and machined products
DieTronik Auburn Hills, MI	Owned	Tool & die manufacturer
Guanajuato Manufacturing Complex Guanajuato, Mexico	Owned	Rear axles and driveshafts, front axles, front auxiliary driveshafts, forging products, rear differential modules, power transfer units and transfer cases
Silao Manufacturing Facility Silao, Mexico	Leased	Machined products
AccuGear - Silao Silao, Mexico	Owned	Forged and machined products
Araucária Manufacturing Facility Araucária, Brazil	Owned	Front and rear axles, machining of forged and cast products, and constant velocity joints
Rayong Manufacturing Facility Rayong, Thailand	Owned	Front and rear axles and driveshafts
Albion Automotive Glasgow, Scotland	Leased	Front and rear axles for medium and heavy-duty trucks and buses and transfer cases
Changshu Manufacturing Facility Changshu, China	Owned	Front axles, independent rear drive axles, rear drive modules, gear sets and machined cases
Pantnagar Manufacturing Facility Pantnagar, India	Owned	Rear axles and driveshafts
Pune Manufacturing Facility Pune, India	Owned	Rear axles and driveheads
Chennai Manufacturing Facility Chennai, India	Owned	Assembly of front and rear axles
Swidnica Manufacturing Facility Swidnica, Poland	Owned	Transmission differentials and machined products
World Headquarters Detroit, MI	Owned	Executive and administrative offices
Quality Engineering Technical Center Auburn Hills, MI	Owned	Prototypes, R&D, and design engineering
Technical Center Rochester Hills, MI	Owned	R&D, design engineering, metallurgy, testing and validation

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2013, 2012 and 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.”

Stockholders and High and Low Sales Prices

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
High	$13.72	$18.63	$20.94	$20.45	$20.94
Low	$11.03	$11.94	$18.65	$17.41	$11.03
2012
High	$12.95	$12.06	$12.80	$12.48	$12.95
Low	$10.49	$8.36	$9.55	$9.43	$8.36

Prices are the quarterly high and low closing sales prices for our common stock as reported by the NYSE. We had approximately 338 stockholders of record as of February 5, 2014.

Dividends

We did not declare or pay any cash dividends on our common stock in 2013. Our Amended and Restated Credit Agreement limits our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6. Selected Financial Data

FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY
Year Ended December 31,

	2013		2012		2011		2010	2009
	(in millions, except per share data)
Statement of income data
Net sales	$3,207.3		$2,930.9		$2,585.0		$2,283.0	$1,521.6
Gross profit (loss)	478.7		399.7		455.1		401.7	(31.1)
Selling, general and
administrative expenses	238.4		243.3		231.7		197.6	172.7
Operating income (loss)	240.3		156.4		223.4		204.1	(203.8)
Net interest expense	(115.3)		(101.0)		(82.7)		(85.2)	(82.5)
Net income (loss)	94.5	(a)	366.7	(a)(b)(c)	137.1	(a)(b)	114.5	(253.3)	(a)(b)
Net income (loss) attributable to AAM	94.5	(a)	367.7	(a)(b)(c)	142.8	(a)(b)	115.4	(253.1)	(a)(b)
Diluted earnings (loss) per share	$1.23		$4.87		$1.89		$1.55	$(4.81)
Diluted shares outstanding	76.8		75.4		75.4		74.5	52.6

Balance sheet data
Cash and cash equivalents	$154.0		$62.4		$169.2		$244.6	$178.1
Total assets	3,029.0		2,866.0		2,328.7		2,114.7	1,986.8
Total long-term debt	1,559.1		1,454.1		1,180.2		1,010.0	1,071.4
Total AAM stockholders' equity (deficit)	33.6		(120.8)		(425.5)		(479.5)	(560.2)
Dividends declared per share	—		—		—		—	—

Statement of cash flows data
Cash provided by (used in) operating activities	$223.0		$(175.5)		$(56.3)		$240.3	$15.9
Cash used in investing activities	(218.7)		(185.4)		(184.1)		(107.0)	(74.6)
Cash provided by (used in) financing activities	88.8		253.5		167.2		(66.4)	32.1

Other data
Depreciation and amortization	$177.0		$152.2		$139.4		$131.6	$134.7
Capital expenditures	251.9		207.6		163.1		108.3	137.7
Purchase buyouts of leased equipment	—		—		13.4		7.8	—
Proceeds from sale-leaseback of equipment	24.1		12.1		—		—	—

(a)	Includes charges of $35.1 million, net of tax, in 2013, $19.8 million in 2012, $3.1 million in 2011 and $7.7 million in 2009 related to debt refinancing and redemption costs.

(b)
Includes net special charges, curtailment gains, asset impairments and asset redeployment and other restructuring costs associated with plant closures of $40.6 million in 2012 (including $28.7 million of expense related to contractual termination benefits provided to certain eligible UAW associates as a result of the DMC and CKMF plant closures); asset impairments, other non-recurring costs and tax refunds of $16.6 million in 2011 (including $0.5 million related to the non-controlling interest portion of a $1.6 million asset impairment recorded by e-AAM) and $120.5 million in 2009 primarily related to restructuring actions.

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 71% of our consolidated net sales in 2013 and 73% of our consolidated net sales in both 2012 and 2011.

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

We also supply driveline system products for the Chrysler Group LLC's (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives, as well as the 2014 AWD Jeep Cherokee. Sales to Chrysler were approximately 12% of our consolidated net sales in 2013, 10% in 2012 and 8% in 2011. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Mack Trucks Inc., PACCAR Inc., Harley-Davidson Inc., Beijing Benz Automotive Co., Ltd., Nissan Motor Co., Ltd., Deere & Company, Scania AB, Tata Motors, Ford Motor Company (Ford) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM increased 17% to $926.7 million in 2013 as compared to $792.6 million in 2012 and $710.0 million in 2011.

INDUSTRY TRENDS

There are a number of significant trends affecting the highly competitive automotive industry. As general economic and industry specific conditions continue to stabilize and improve, the global automotive industry continues to experience intense competition, volatility in fuel, steel, metallic and other commodity prices and significant pricing pressures. At the same time, the industry is focused on investing in future products that will incorporate the latest technology, meet changing customer demands and comply with more stringent government regulations.

In 2013, the U.S. SAAR increased to 15.5 million units, which compares to 14.4 million units in 2012 and 12.7 million units in 2011. Although the U.S. economy continues to improve, the ongoing market weakness in the Euro-zone and the deterioration of growth indicators in emerging markets may still hinder a full recovery of the domestic automotive industry over the next few years. However, as a result of pent-up demand and the increasing age of vehicles currently on the road, we believe that the U.S. domestic OEMs and their suppliers will continue to be able to capitalize on these trends and provide improved financial performance.

MORE STRINGENT GOVERNMENT REGULATIONS FOR FUEL-EFFICIENCY AND EMISSIONS REDUCTIONS With a shift towards aggressive, environmentally focused legislation in the U.S., there has been an increased demand for technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. In 2012, the Obama Administration announced the new CAFE standard for cars and light-duty trucks, raising the standard to the equivalent of 54.5 miles per gallon, by 2025. As a result, OEMs and suppliers are competing intensely to develop and market new and alternative technologies, such as electric vehicles, hybrid vehicles, fuel cells, diesel engines and efficiency improvements of driveline systems to improve fuel economy and emissions.

We are responding to the continuing change in vehicle mix in the North American market as well as expected increases in CAFE regulations, with ongoing research and development (R&D) efforts that focus on fuel economy, emission reduction and environmental improvements. These efforts position us to compete as this product mix shift continues and have led to new business awards for products that support AWD and RWD passenger cars and crossover vehicles. We are continuing to invest in the development of advanced products focused on fuel economy, mass reductions, vehicle safety and performance, while leveraging electronics and technology. We have increased our focus on alternative energy and electronics by investing in product development that is consistent with the continued shift in market demand. Approximately two-thirds of AAM's new and incremental business backlog launching from 2014 to 2016, which is an estimated $900 million, relates to AAM's newest AWD systems for passenger cars and crossover vehicles. These systems are designed to improve fuel efficiency by up to 30%, reduce CO2 emissions and provide AWD capability with the additional benefit of improved vehicle stability when compared to traditional mechanical AWD systems. We have also developed and commercialized a disconnecting AWD system, which strengthens AAM's position as a leader in global driveline systems technology. AAM's EcoTrac® Disconnecting AWD system is an industry-first technology that seamlessly engages AWD functionality while improving fuel efficiency and reducing CO2 emissions. The system is featured on the all-new 2014 Jeep Cherokee.

AAM has established a high-efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technology. Our lineup of high efficiency axles for rear-wheel drive and AWD applications is featured on multiple new vehicles, including GM's all-new Cadillac ATS, which was named the 2013 North American Car of the Year. AAM's new and incremental business backlog launching from 2014 to 2016 also includes our high efficiency rear-drive module on the all-new Cadillac CTS, Motor Trend's 2014 Car of the Year. Through the development of our EcoTrac® Disconnecting AWD system, our high efficiency axles and our e-AAM hybrid and electric driveline systems, we have significantly advanced our efforts to improve fuel efficiency and ride and handling performance while reducing emissions.

INCREASE IN DEMAND FOR ELECTRONIC INTEGRATION The electronic content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality, and affordable convenience options. This demand is a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction and increased safety. As these electronics continue to become more reliable and affordable, we expect this trend to continue. The increased use of electronics provides greater flexibility in vehicles and enables the OEMs to better control vehicle stability, fuel efficiency and safety while improving the overall driving experience. Suppliers with enhanced capability in electronic integration have greater sourcing opportunities with OEMs and may be able to obtain more favorable pricing for these products.

GLOBAL AUTOMOTIVE PRODUCTION The trend toward the globalization of automotive production continues to intensify in regions such as Asia (particularly China, India, South Korea and Thailand), Eastern Europe and South America. Automotive production in these regions is expected to continue to grow while production in the traditional automotive centers such as North America and Western Europe are continuing to improve from recent declines. We have significantly increased our global installed capacity to support current programs and future opportunities. We have expanded our capacity in Brazil, China, Mexico, Poland, Thailand and the U.S. and constructed new facilities in India and Mexico. We also have offices in China, India and South Korea to support these developing markets. We expect our business activity in these markets to increase significantly over the next several years. Approximately 35% of our new and incremental business backlog is for end use markets outside the U.S. and approximately 70% has been sourced to our manufacturing facilities outside the U.S.

RESULTS OF OPERATIONS

NET SALES Net sales increased by 9% to $3,207.3 million in 2013 as compared to $2,930.9 million in 2012 and $2,585.0 million in 2011.

 Our sales in 2013, as compared to 2012, reflect an increase in global launch activity principally related to higher production volumes for the major North American light truck programs we currently support, additional content on GM and Chrysler's next generation full-size truck programs and a 17% increase in non-GM sales.

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

Our content-per-vehicle (CPV) (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,550 in 2013 as compared to $1,473 in 2012 and $1,487 in 2011. The increase in CPV in 2013 as compared to 2012 principally reflects additional content in GM and Chrysler's next generation full-size truck programs. The change in content-per-vehicle in 2012 as compared to 2011 is primarily due to a reduction in deferred revenue recognition related to the 2008 AAM - GM Agreement.

Our 4WD/AWD penetration rate increased to 66.1% in 2013 as compared to 64.4% in 2012 and 63.0% in 2011. We define 4WD/AWD penetration as the total number of front axles we produce divided by the total number of rear axles we produce for the vehicle programs we support.

GROSS PROFIT Gross profit increased to $478.7 million in 2013 as compared to $399.7 million in 2012 and $455.1 million in 2011. Gross margin was 14.9% in 2013 as compared to 13.6% in 2012 and 17.6% in 2011. The increase in gross profit in 2013 as compared to 2012 is primarily due to the profit contribution from higher sales, including our largest North American light truck programs and other global launches. The increase in gross profit in 2013 also reflects lower warranty accruals and the impact of stabilized levels of global launch activity, which includes lower material and freight costs, as compared to 2012. Our gross profit in 2013 includes the impact of costs relating to a customer delay affecting the launch of AAM's EcoTrac® Disconnecting All-Wheel Drive system. In addition, our gross profit in 2013 also includes the impact of receiving $11.4 million related to settling a capacity increase cancellation claim with one of our largest customers, which is partially offset by other costs associated with this capacity increase.

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

The change in gross profit in 2012 as compared to 2011 primarily reflects the impact of special charges related to the closure of DMC and CKMF, as well as costs associated with increased levels of global launch activity, which includes premium freight costs, lower capacity utilization and labor inefficiencies. We estimated premium freight costs to be approximately $24 million in 2012. In addition, gross profit in 2012 was adversely impacted by material cost inflation of approximately $32 million and higher warranty accruals.

Gross profit in 2011 included special charges and other non-recurring operating costs of $15.0 million, which included $8.7 million of asset impairment charges and indirect inventory obsolescence as a result of the announced closure of CKMF and $6.3 million of other plant closure related costs. Gross profit in 2011 also included a $6.1 million gain related to the sale of equipment that we had previously written down to its estimated fair value as a result of asset impairments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) SG&A (including R&D) was $238.4 million in 2013 as compared to $243.3 million in 2012 and $231.7 million in 2011. SG&A as a percentage of net sales was 7.4% in 2013, 8.3% in 2012 and 9.0% in 2011. R&D spending in product, process and systems was $103.4 million in 2013, net of customer engineering, design and development (ED&D) recoveries, as compared to $123.4 million in 2012 and $113.6 million in 2011. The change in SG&A in 2013 as compared to 2012 primarily reflects the favorable impact of lower R&D expense, which includes customer ED&D recoveries. This was partially offset by higher incentive compensation accruals and stock-based compensation.

The increase in SG&A in 2012 as compared to 2011 is primarily the result of higher R&D spending and increases in our salaried workforce to support worldwide growth, which is partially offset by lower incentive compensation accruals and stock-based compensation expense.

In 2011, Saab (our former joint venture partner in e-AAM) filed for bankruptcy and entered into liquidation status. As a result, in 2011, we recorded a $1.6 million impairment charge to SG&A to write off the intangible asset associated with the long-term supply agreement with Saab acquired as part of our joint venture formation in 2010.

OPERATING INCOME Operating income increased to $240.3 million in 2013 as compared to $156.4 million in 2012 and $223.4 million in 2011. Operating margin was 7.5% in 2013 as compared to 5.3% in 2012 and 8.6% in 2011. The changes in operating income and operating margin in 2013, 2012 and 2011 were due to the factors discussed in Gross Profit and SG&A.

INTEREST EXPENSE Interest expense was $115.9 million in 2013, $101.6 million in 2012 and $83.9 million in 2011. The increase in interest expense in 2013 as compared to 2012 and 2012 as compared to 2011 reflects higher average outstanding borrowings.

The weighted-average interest rate of our total debt outstanding was 7.3%, 7.8% and 8.0% during 2013, 2012 and 2011, respectively.

INVESTMENT INCOME Investment income was $0.6 million in both 2013 and 2012 and $1.2 million in 2011. Investment income includes interest and dividends earned on cash and cash equivalents during the period.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2013, 2012 and 2011:

Debt refinancing and redemption costs In 2013, we expensed $36.8 million of unamortized debt issuance costs, discount and prepayment premiums related to the termination of our class C loan facility, the purchase and voluntary redemption of $300.0 million of our 7.875% Notes and the voluntary redemption of the remaining $340.0 million of our 9.25% Notes. In 2012, we expensed $19.8 million of unamortized debt issuance costs, discount and prepayment premiums related to our Amended and Restated Revolving Credit Agreement, the purchase of $137.8 million of our 5.25% Notes pursuant to a tender offer, the subsequent redemption of the remaining $112.2 million of our 5.25% Notes and the voluntary redemption of $42.5 million of our 9.25% Notes. In 2011, we expensed $3.1 million of unamortized debt issuance costs, discount and prepayment premiums related to the voluntary redemption of $42.5 million of our 9.25% Notes and the termination of our Second Lien Term Loan with GM.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was expense of $1.9 million in 2013, expense of $4.1 million in 2012 and income of $0.5 million in 2011. The change in 2012, as compared to 2011, is primarily due to foreign exchange losses in our Brazil and Mexican operations.

INCOME TAX EXPENSE (BENEFIT) Income tax expense (benefit) was a benefit of $8.2 million in 2013 as compared to a benefit of $335.2 million in 2012 and expense of $1.0 million in 2011. Our effective income tax rate was negative 9.5% in 2013 as compared to negative 1,064.2% in 2012 and 0.7% in 2011.

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2013	2012	2011
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(48.5)	(85.0)	(34.6)
Change in enacted tax rate	(9.9)	—	—
State and local	0.2	3.5	(1.2)
Valuation allowance	12.4	(985.0)	(30.7)
U.S. tax on unremitted foreign earnings	(0.2)	(29.5)	26.3
Other	1.5	(3.2)	5.9
Effective income tax rate	(9.5)%	(1,064.2)%	0.7%

Our income tax expense and effective tax rate for 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. In the fourth quarter of 2013, new Mexican tax reform was enacted that, among other things, increased the tax rate related to Maquiladora companies from 17.5% to 30%. We recorded a tax benefit of $8.5 million as a result of revaluing our deferred tax assets at the newly enacted rate.

In 2013, we recorded tax expense of $4.8 million relating to changes in estimates in the U.S. and certain foreign jurisdictions. Our income tax benefit and effective tax rate for 2013 also reflects the impact of recording a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction. During 2013, we also settled various income tax audits resulting in a reduction of our liability for unrecognized income tax benefits of $8.4 million and a cash payment of $4.7 million.

In 2012, our business returned to a position of cumulative profitability on a pre-tax basis, considering our operating results for the three years ended December 31, 2012. We concluded that this record of cumulative profitability in recent years, in addition to the restructuring of our U.S. operations and our long range forecast showing continued profitability, provided sufficient positive evidence that our net U.S. federal tax benefits more likely than not would be realized. Accordingly, in 2012, we released the valuation allowance against our net federal deferred tax assets for entities in the U.S., resulting in a $337.5 million benefit in our 2012 provision for income taxes. Our income tax benefit and effective tax rate in 2012 reflected the impact of this valuation allowance reversal.
Our income tax expense and effective tax rate for 2012 also reflect a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

As of December 31, 2013, we retained a valuation allowance of approximately $163.7 million related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. See "Critical Accounting Estimates – Valuation of Deferred Tax Assets and Other Tax Liabilities" below for more detail on the impact of this reversal.

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

Our income tax expense and effective tax rate in 2011 reflect the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense for 2011 also reflects net tax benefits of $4.5 million relating to the favorable resolution of income tax audits in the U.S. and the impacts of tax law changes in Brazil and the state of Michigan. Our low effective tax rate for 2011 was primarily the result of our valuation allowance against deferred tax assets as of December 31, 2011.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS Net loss attributable to noncontrolling interests was $1.0 million in 2012 and $5.7 million in 2011. The noncontrolling interest in e-AAM was acquired in the first quarter of 2012, so there is no longer an allocation of net loss attributable to noncontrolling interests related to this entity.

NET INCOME ATTRIBUTABLE TO AAM AND EARNINGS PER SHARE (EPS) Net income attributable to AAM was $94.5 million in 2013 as compared to $367.7 million in 2012 and $142.8 million in 2011. Diluted earnings per share was $1.23 in 2013 as compared to $4.87 per share in 2012 and $1.89 per share in 2011. Net Income and EPS were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense, Debt Refinancing and Redemption Costs and Income Tax Expense (Benefit).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Amended Revolving Facility will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash provided by operating activities was $223.0 million in 2013 as compared to net cash used in operating activities of $175.5 million in 2012 and net cash used in operating activities of $56.3 million in 2011.

Sales and production volumes Cash provided by (used in) operating activities was favorably impacted by higher profits related to an increase in sales and production activity in 2013 and 2012.

Interest paid Interest paid in 2013 was $123.2 million as compared to $88.9 million in 2012 and $73.1 million in 2011. The increase in interest paid in 2013, as compared to 2012, and 2012, as compared to 2011, relates primarily to higher average outstanding borrowings during the year. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $19.9 million and $35.1 million as of December 31, 2013 and 2012, respectively.

Pension and OPEB Due to our significant pension contributions made in 2012, we did not make any cash payments in 2013 to satisfy our regulatory funding requirements. We contributed $225.4 million to our pension trusts in 2012, which included our regulatory funding requirements of $35.0 million. This compares to $52.0 million in 2011, which included $26.0 million of contributions that were in excess of our minimum statutory funding requirements for the 2011 calendar year. These funding figures compare to our annual pension expense, including special and contractual termination benefits and settlements of $5.7 million in 2013, $24.6 million in 2012 and $14.5 million in 2011.

In 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of DMC and CKMF. As part of this agreement, in 2012, we contributed $114.7 million in excess of our statutory minimum to our U.S. hourly pension plan, which is included in the contributions described above.

Our cash outlay for OPEB, net of GM cost sharing, was $11.2 million in 2013 and $11.5 million in both 2012 and 2011. This compares to our annual postretirement cost, including special and contractual termination benefits, curtailment gains and settlements, of $12.7 million in 2013, $3.3 million in 2012 and $15.2 million in 2011. We expect our cash outlay for other postretirement benefit obligations in 2014, net of GM cost sharing, to be approximately $17 million.

Accounts receivable Accounts receivable at year-end 2013 were $458.5 million as compared to $463.4 million at year-end 2012 and $333.3 million at year-end 2011. The increase in our year-end 2012 accounts receivable balance was primarily due to increased sales in November and December 2012 as compared to November and December of 2011, as well as the change in administration of GM payment terms.

Inventories At year-end 2013, inventories were $261.8 million as compared to $224.3 million at year-end 2012 and $177.2 million at year-end 2011. The increase in inventory in 2013, as compared to 2012, primarily reflects increased materials on hand to support increased production levels in our current programs and new program launches in 2014. The increase in inventory in 2012, as compared to 2011, was primarily related to the impact of global sourcing and plant loading initiatives, new program launches and increased production in existing programs during 2012.

Accounts payable At year-end 2013, accounts payable were $445.8 million as compared to $396.1 million at year-end 2012 and $337.1 million at year-end 2011. The increase in accounts payable at year-end 2013, as compared to year-end 2012, primarily reflects an increase in sales and production volumes. The increase in accounts payable at year-end 2012, as compared to year-end 2011, primarily reflects an increase in sales and production levels and higher capital expenditures.

Cash paid for special charges In 2012, we made cash payments of $37.9 million for special charges primarily related to asset redeployment, capital expenditures and other costs associated with the closure of DMC and CKMF in 2012. We paid $34.6 million in 2011 related to asset redeployment and other costs associated with our announced closures of DMC and CKMF and leased assets that were permanently idled prior to 2011.

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

INVESTING ACTIVITIES Capital expenditures were $251.9 million in 2013, $207.6 million in 2012 and $163.1 million in 2011. Our capital spending primarily supported our significant global program launches within our new and incremental business backlog.

We expect our capital spending in 2014 to be approximately 6% of sales, which includes support for our global program launches in 2014 and 2015 within our new and incremental business backlog.

In 2013 and 2012, we entered into various sale-leaseback transactions for equipment recently purchased. We received proceeds of $24.1 million and $12.1 million in 2013 and 2012, respectively, related to these transactions.

In 2011, we expanded our existing joint venture (JV) with HAAC to include HAAC's light commercial axle business and made an additional investment of $16.5 million. Each party continues to own 50 percent of the JV, which we account for under the equity method of accounting.

FINANCING ACTIVITIES Net cash provided by financing activities was $88.8 million in 2013 as compared to$253.5 million in 2012 and $167.2 million in 2011. Total debt outstanding was $1,559.1 million at year-end 2013, $1,454.1 million at year-end 2012 and $1,180.2 million at year-end 2011. The increase in total debt outstanding at year-end 2013, as compared to year-end 2012, was primarily due to the issuance of $400.0 million of 6.25% senior unsecured notes, $200.0 million of 5.125% senior unsecured notes and $150.0 million drawn under our Term Facility, which was partially offset by using these proceeds to purchase and redeem $300.0 million of our 7.875% senior unsecured notes and to redeem the remaining $340.0 million of our 9.25% senior secured notes. Total debt outstanding increased by $273.9 million at year-end 2012, as compared to year-end 2011, primarily as a result of the issuance of $550.0 million of 6.625% senior unsecured notes in the third quarter of 2012, which was partially offset by using the proceeds to purchase and redeem $250.0 million of our 5.25% Notes and redeem $42.5 million of our 9.25% Notes.

AMENDED REVOLVING FACILITY AND TERM FACILITY On September 13, 2013, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the Amended and Restated Credit Agreement and the facility thereunder, the Amended Revolving Facility). As of December 31, 2013, the Amended Revolving Facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018. At December 31, 2013, $501.6 million was available under the Amended Revolving Credit Facility, which reflected a reduction of $21.9 million for standby letters of credit issued against the facility.

The Amended and Restated Credit Agreement, among other things, increased the aggregate commitments by approximately $158.5 million and extended the maturity date from June 30, 2016 to September 13, 2018. In addition, the Amended and Restated Credit Agreement provides for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (Term Facility). The full amount of the Term Facility was drawn in the fourth quarter of 2013 and remains outstanding as of December 31, 2013. We paid debt issuance costs of $6.9 million in 2013 associated with the amendments and restatements of our Amended Revolving Facility and Term Facility. In 2012 and 2011, we paid debt issuance costs of $1.7 million and $5.9 million, respectively, associated with the amendments and restatements of our revolving credit facility.

Borrowings under the Amended Revolving Facility and Term Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR-based loans will be between 1.5% and 3.0%.

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

In 2012 and 2011, we elected to exercise an option to redeem 10% of the original amount of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in principal payments of $42.5 million and $1.3 million for the redemption premiums, as well as payments of accrued interest in both 2012 and 2011. We expensed $1.0 million in 2012 and $1.4 million in 2011 for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt that we had been amortizing over the expected life of the borrowing.

Pursuant to the terms of the 9.25% Notes, in the fourth quarter of 2013, we voluntarily redeemed the remaining outstanding 9.25% Notes using the proceeds from the Term Facility and the issuance of the 5.125% Notes. This resulted in a principal payment of $340.0 million and $18.9 million for redemption premiums, as well as payments of accrued interest. We expensed $6.7 million in 2013 related to the write-off of the remaining unamortized debt discount and issuance costs related to the 9.25% Notes that we had been amortizing over the expected life of the borrowing.

7.875% Notes In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes). Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our Revolving Credit Facility.

On March 1, 2013, in connection with a cash tender offer, we purchased $172.6 million aggregate principal amount of the 7.875% Notes, and paid accrued interest. Upon purchase, we expensed $5.2 million related to a tender premium, $0.1 million of professional fees and $1.2 million of unamortized debt issuance costs related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

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

6.625% Notes In 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Concurrent with the offering of the 6.625% Notes, we made a tender offer to purchase our 5.25% Notes, of which the aggregate principal amount then outstanding was $250.0 million. Net proceeds from the 6.625% Notes were used to fund the purchase of $137.8 million of the outstanding 5.25% Notes pursuant to the tender offer, certain pension obligations and for other general corporate purposes. We also used the net proceeds to fund the redemption of the remaining 5.25% Notes, including the payment of interest, and to redeem $42.5 million aggregate principal amount of our 9.25% Notes. We paid debt issuance costs of $8.9 million related to the 6.625% Notes in 2012.

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to purchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the remaining 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in 2013 related to the 6.25% Notes.

5.125% Notes In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% Notes. We paid debt issuance costs of $3.1 million in 2013 related to the 5.125% Notes.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At December 31, 2013, $53.8 million was outstanding under these facilities and an additional $56.7 million was available.

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

	Corporate Family Rating	Senior Unsecured Notes Rating	Outlook
Standard & Poor's	BB-	B+	Stable
Moody's Investors Services	B1	B2	Stable
Fitch Ratings	B+	B	Positive

Dividend program In 2009, the Company's Board of Directors decided to discontinue the quarterly cash dividend. We have not declared or paid any cash dividends on our common stock in 2013, 2012 or 2011.

Purchase of noncontrolling interest In 2012, we paid $4.0 million to acquire the remaining shares of e-AAM. e-AAM, previously a JV between AAM and Saab Automobile AB, was created to design and commercialize electric and hybrid driveline systems designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability with the additional benefit of improved vehicle stability when compared to traditional mechanical AWD systems.

Stock repurchase In 2013, we repurchased shares of AAM common stock for $0.4 million. We repurchased 0.5 million shares of AAM common stock for $5.9 million in 2012 and we repurchased shares of AAM common stock for $0.1 million to satisfy employee tax withholding obligations due upon the vesting of our restricted stock grants in 2011.

Exercise of employee stock options We received $1.1 million in 2013, $0.1 million in 2012 and $4.6 million in 2011 related to the exercise of employee stock options.

Off-balance sheet arrangements Our off-balance sheet financing relates principally to operating leases for machinery and equipment, commercial office and production facilities, vehicles and other assets. We lease certain machinery and equipment under operating leases with various expiration dates.  In 2013 and 2012, we entered into various sale-leaseback transactions for $24.1 million and $12.1 million, respectively, for machinery and equipment. Pursuant to these operating leases, we may have the option to purchase the underlying equipment on specified dates. Remaining lease repurchase options are $17.9 million through 2017.

Contractual obligations The following table summarizes payments due on our contractual obligations as of December 31, 2013:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Long-term debt	$1,553.8	$36.4	$37.5	$127.2	$1,352.7
Interest obligations	684.3	97.1	189.8	185.4	212.0
Capital lease obligations	5.3	0.4	0.8	1.1	3.0
Operating leases (1)	83.6	19.6	32.9	20.4	10.7
Purchase obligations (2)	161.4	145.3	16.1	—	—
Other long-term liabilities (3)	623.4	55.9	135.1	123.2	309.2
Total	$3,111.8	$354.7	$412.2	$457.3	$1,887.6

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

(3)
Other long-term liabilities represent our estimated pension and other postretirement benefit obligations, net of GM cost sharing, that were actuarially determined through 2023, as well as our unrecognized income tax benefits.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2013, 2012 and 2011.

EFFECT OF NEW ACCOUNTING STANDARDS

On January 1, 2013, new accounting guidance regarding impairment testing of indefinite-lived intangible assets became effective. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative impairment assessment before calculating the fair value of the asset. The adoption of this new accounting guidance did not have a significant effect on our impairment assessments of indefinite-lived intangible assets.

On February 5, 2013, new accounting guidance was issued which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (AOCI). The new guidance requires entities to disclose, either on the face of the financial statements or as a separate footnote to the financial statements, additional information regarding changes in AOCI balances by component, either before tax or net-of-tax, and requires entities to disclose significant items reclassified out of AOCI by component. The new guidance does not change the current accounting guidance which states that a total for comprehensive income must be reported in either a single continuous statement or two separate but consecutive statements. Other than additional disclosure requirements, the adoption of this new guidance has had no impact on our consolidated financial statements.

On July 18, 2013, new accounting guidance was issued regarding financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward, except when one is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose. This guidance does not affect the tabular reconciliation of the total amounts of unrecognized tax benefits, as the tabular reconciliation presents the gross amount of unrecognized tax benefits. This new guidance will be effective for us as of January 1, 2015, with early adoption permitted. Other than a possible change in financial statement disclosure, we do not believe that the adoption of this new guidance will have a significant impact on our consolidated financial statements.

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

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2013, the weighted average discount rates determined on that basis were 5.00% for the valuation of our pension benefit obligations and 4.95% for the valuation of our OPEB obligations. The discount rate used in the valuation of our U.K. pension obligation was based on a review of long-term bonds, including published indices in the applicable market. In 2013, the discount rate determined on that basis was 4.50%. The expected long-term rates of return on our plan assets were 7.50% for our U.S. plans and 5.15% for our U.K. plan in 2013. We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns. The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. Our investment policy allocates 35-65% of the U.S. plans' assets to equity securities, depending on the plan, with the remainder invested in fixed income securities, hedge fund investments and cash. The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2013, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2013, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$53.9	N/A
Increase in 2013 expense	$0.9	$3.3

No changes in benefit levels and no changes in the amortization of gains or losses have been assumed.

For 2014, we assumed a weighted average annual increase in the per-capita cost of covered health care benefits of 7.5% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2019 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have decreased total expense in 2013 and increased the postretirement obligation, net of GM cost sharing, at December 31, 2013 by $0.8 million and $20.5 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2013 and the postretirement obligation, net of GM cost sharing, at December 31, 2013 by $1.6 million and $33.6 million, respectively.

AAM and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2013, we estimated $255.9 million in future GM cost sharing. If, in the future, GM was unable to fulfill this financial obligation, our OPEB expenses may be different than our current estimates.

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

Under applicable GAAP, a sustained period of profitability in our operations is required before we would change our judgment regarding the need for a valuation allowance against our net deferred tax assets.  In 2012, our business returned to a position of cumulative profitability on a pre-tax basis, considering our operating results for the three years ended December 31, 2012. We concluded that this record of cumulative profitability in recent years, in addition to the restructuring of our U.S. operations and our long range forecast showing continued profitability, has provided sufficient positive evidence that our net U.S. federal tax benefits more likely than not will be realized. Accordingly, in the fourth quarter of 2012, we released the valuation allowance against our net federal deferred assets for entities in the U.S., resulting in a $337.5 million benefit in our 2012 provision for income taxes.
As of December 31, 2013, we have retained a valuation allowance of $163.7 million related to deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. As of December 31, 2012 and 2011, we had valuation allowances of $166.1 million and $426.9 million, respectively. In 2011, our valuation allowance mainly related to a full valuation allowance on our U.S. net deferred tax assets.
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

As of December 31, 2013, 2012 and 2011, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $25.8 million, $30.9 million and $33.2 million, respectively. Our U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by the relevant tax authorities. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

PRODUCT WARRANTY We record a liability and related charge to cost of goods sold for estimated warranty obligations at the dates our products are sold or when specific warranty issues are identified. Product warranties not expected to be paid within one year are recorded as a non-current liability on our Consolidated Balance Sheet. Our estimated warranty obligations for products sold are based on significant management estimates, with input from our warranty, sales, engineering, quality and legal departments. For products and customers with actual warranty payment experience, we estimate warranty costs principally based on past claims history. For certain products and customers, actual warranty payment experience does not exist or is not mature. In these cases, we estimate our costs based on the contractual arrangements with our customers, existing customers' warranty program terms and internal and external warranty data, which includes a determination of our responsibility for potential warranty issues or claims and estimates of repair costs. We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. We continuously evaluate these estimates and our customers' administration of their warranty programs. We closely monitor actual warranty claim data and adjust the liability, as necessary, on a quarterly basis.

In addition to our ordinary warranty provisions with our customers, we are also liable for product recalls and field actions, which are recorded at the time our obligation is probable and can be reasonably estimated. For warranty obligations of this nature, we bear the full responsibility of these costs. We recorded $2.3 million and $9.9 million of expense in 2013 and 2012, respectively, related to a specific field action with our largest customer.

Our warranty accrual, including both our ordinary warranty and specific field action accruals, was $14.3 million as of December 31, 2013 and $29.1 million as of December 31, 2012. In 2013, we made warranty payments of $12.3 million, of which $11.3 million related to the field action. During 2013, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

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

As a result of the plant closures, idling and consolidation of facilities in 2012 and 2011, the methods and timing of certain asset retirement obligations related to these facilities became reasonably estimable.  Based on management's best estimate of the costs, methods and timing of the settlement of these obligations, we recorded a charge of $0.1 million in 2011. As of December 31, 2013, the accrual for this liability was $0.2 million. In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on current information.  Any update may change our best estimate and could result in a material adjustment to this liability.

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

The determination of our reporting units, impairment indicators and the fair value of those reporting units and corresponding goodwill require us to make significant judgments and estimates, including the extent and timing of future cash flows. As part of the determination of future cash flows, we need to make assumptions on future general economic conditions, business projections, growth rates and discount rates. These assumptions require significant judgment and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially affect our conclusions on this matter. We performed our annual analysis in the fourth quarter and determined there was no impairment to goodwill in 2013.

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

ESTIMATED USEFUL LIVES FOR DEPRECIATION   At December 31, 2013, approximately 79% of our capitalized investment in property, plant and equipment was related to productive machinery and equipment used in support of our manufacturing operations.  The selection of appropriate useful life estimates for such machinery and equipment is a critical element of our ability to properly match the cost of such assets with the operating profits and cash flow generated by their use.  We currently depreciate productive machinery and equipment on the straight-line method using composite useful life estimates up to 12 years.

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

•	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party;

•	price volatility in, or reduced availability of, fuel;

•	our ability to successfully implement upgrades to our enterprise resource planning systems;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability to attract and retain key associates;

•	availability of financing for working capital, capital expenditures, research and development (R&D) or other general corporate purposes, including our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	risks of noncompliance with environmental laws and regulations or risks of environmental issues that could result in unforeseen costs at our facilities;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (CAFE) regulations);

•	our ability to consummate and integrate acquisitions and joint ventures;

•	our ability or our customers' and suppliers' ability to comply with the Dodd-Frank Act and other regulatory requirements and the potential costs of such compliance; and

•	other unanticipated events and conditions that may hinder our ability to compete.

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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling. At December 31, 2013, we had forward contracts with a notional amount of $67.2 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $6.1 million at December 31, 2013.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. As of December 31, 2013, there are no interest rate swaps in place. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at December 31, 2013) on our long-term debt outstanding at December 31, 2013 would be approximately $2.0 million on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income
Year Ended December 31,

	2013	2012	2011
	(in millions, except per share data)

Net sales	$3,207.3	$2,930.9	$2,585.0

Cost of goods sold	2,728.6	2,531.2	2,129.9

Gross profit	478.7	399.7	455.1

Selling, general and administrative expenses	238.4	243.3	231.7

Operating income	240.3	156.4	223.4

Interest expense	(115.9)	(101.6)	(83.9)

Investment income	0.6	0.6	1.2

Other income (expense)
Debt refinancing and redemption costs	(36.8)	(19.8)	(3.1)
Other, net	(1.9)	(4.1)	0.5

Income before income taxes	86.3	31.5	138.1

Income tax expense (benefit)	(8.2)	(335.2)	1.0

Net income	$94.5	$366.7	$137.1

Net loss attributable to noncontrolling interests	—	1.0	5.7

Net income attributable to AAM	$94.5	$367.7	$142.8

Basic earnings per share	$1.23	$4.88	$1.91

Diluted earnings per share	$1.23	$4.87	$1.89

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Comprehensive Income
Year Ended December 31,

	2013	2012	2011
	(in millions)
Net income	$94.5	$366.7	$137.1

Other comprehensive income (loss), net of tax
Defined benefit plans, net of $(41.3) million and $32.3 million of tax in 2013 and 2012, respectively	76.6	(58.9)	(63.5)
Foreign currency translation adjustments	(26.2)	(9.4)	(27.3)
Change in derivatives	(2.0)	7.8	(6.8)
Other comprehensive income (loss)	48.4	(60.5)	(97.6)

Comprehensive income	142.9	306.2	39.5

Net loss attributable to noncontrolling interests	—	1.0	5.7
Foreign currency translation adjustments attributable to noncontrolling interests	—	0.3	0.2

Comprehensive income attributable to AAM	$142.9	$306.9	$45.0

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Balance Sheets
December 31,

	2013	2012
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$154.0	$62.4
Accounts receivable, net	458.5	463.4
Inventories, net	261.8	224.3
Deferred income taxes	36.4	34.9
Prepaid expenses and other	87.1	87.1
Total current assets	997.8	872.1

Property, plant and equipment, net	1,058.5	1,009.7
Deferred income taxes	341.8	366.1
Goodwill	156.4	156.4
GM postretirement cost sharing asset	242.0	259.7
Other assets and deferred charges	232.5	202.0
Total assets	$3,029.0	$2,866.0

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$445.8	$396.1
Accrued compensation and benefits	110.1	84.9
Deferred revenue	17.0	17.2
Deferred income taxes	0.1	1.4
Other accrued expenses	94.1	101.2
Total current liabilities	667.1	600.8

Long-term debt	1,559.1	1,454.1
Deferred income taxes	9.8	9.5
Deferred revenue	76.4	82.2
Postretirement benefits and other long-term liabilities	683.0	840.2
Total liabilities	2,995.4	2,986.8

Stockholders' equity (deficit)
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2013 or 2012	—	—
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2013 or 2012	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
81.6 million and 80.9 million shares issued and outstanding in 2013 and 2012, respectively	0.8	0.8
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2013 or 2012	—	—
Paid-in capital	612.8	600.9
Accumulated deficit	(181.3)	(275.8)
Treasury stock at cost, 6.0 million shares in 2013 and 2012	(182.5)	(182.1)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(197.9)	(274.5)
Foreign currency translation adjustments	(18.6)	7.6
Unrecognized gain on derivatives	0.3	2.3
Total AAM stockholders' equity (deficit)	33.6	(120.8)
Noncontrolling interests in subsidiaries	—	—
Total stockholders' equity (deficit)	33.6	(120.8)
Total liabilities and stockholders' equity (deficit)	$3,029.0	$2,866.0

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2013	2012	2011
	(in millions)
Operating Activities
Net income	$94.5	$366.7	$137.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Asset impairments and related indirect inventory obsolescence	—	5.8	8.7
Depreciation and amortization	177.0	152.2	139.4
Deferred income taxes	(18.7)	(343.8)	17.2
Stock-based compensation	10.8	2.4	4.5
Pensions and other postretirement benefits, net of contributions	6.5	(208.4)	(33.3)
Gain on retirement of equipment and held-for-sale assets, net	(3.5)	(1.9)	(6.9)
Debt refinancing and redemption costs	9.2	1.5	1.8
Changes in operating assets and liabilities
Accounts receivable	(0.3)	(130.6)	(189.9)
Inventories	(42.5)	(49.9)	(50.2)
Accounts payable and accrued expenses	66.3	60.9	37.1
Deferred revenue	(5.6)	(21.6)	(74.7)
Other assets and liabilities	(70.7)	(8.8)	(47.1)
Net cash provided by (used in) operating activities	223.0	(175.5)	(56.3)

Investing activities
Purchases of property, plant and equipment	(251.9)	(207.6)	(163.1)
Proceeds from sale of property, plant and equipment	9.1	10.1	8.9
Proceeds from sale-leaseback of equipment	24.1	12.1	—
Purchase buyouts of leased equipment	—	—	(13.4)
Acquisition, net	—	—	(16.5)
Net cash used in investing activities	(218.7)	(185.4)	(184.1)

Financing activities
Net short-term borrowings (repayments) under credit facilities	(29.9)	10.4	2.6
Proceeds from issuance of long-term debt	786.7	562.6	227.0
Payments of other long-term debt and capital lease obligations	(652.0)	(299.1)	(56.0)
Debt issuance costs	(16.7)	(10.6)	(10.9)
Purchase of noncontrolling interest	—	(4.0)	—
Employee stock option exercises, including tax benefit	1.1	0.1	4.6
Purchase of treasury stock	(0.4)	(5.9)	(0.1)
Net cash provided by financing activities	88.8	253.5	167.2

Effect of exchange rate changes on cash	(1.5)	0.6	(2.2)

Net increase (decrease) in cash and cash equivalents	91.6	(106.8)	(75.4)

Cash and cash equivalents at beginning of year	62.4	169.2	244.6

Cash and cash equivalents at end of year	$154.0	$62.4	$169.2

Supplemental cash flow information
Interest paid	$123.2	$88.9	$73.1
Income taxes paid, net	$11.6	$14.7	$10.9

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

						Accumulated Other
						Comprehensive
	Common Stock					Income (Loss)	Noncontrolling
	Shares	Par	Paid-in	Accumulated	Treasury	Attributable to	Interests in
	Outstanding	Value	Capital	Deficit	Stock	AAM	Subsidiaries
	(in millions)

Balance at January 1, 2011	68.8	$0.8	$588.1	$(786.3)	$(176.1)	$(106.0)	$11.4

Net income				142.8			(5.7)
Change in derivatives, net						(6.8)
Foreign currency translation						(27.5)	0.2
Defined benefit plans, net						(63.5)
Exercise of stock options and vesting of restricted stock	1.7		4.6
Stock-based compensation			4.5
Exercise of GM warrants	3.3
Purchase of treasury stock	—				(0.1)
Balance at December 31, 2011	73.8	$0.8	$597.2	$(643.5)	$(176.2)	$(203.8)	$5.9

Net income				367.7			(1.0)
Change in derivatives						7.8
Foreign currency translation						(9.7)	0.3
Defined benefit plans, net						(58.9)
Exercise of stock options and vesting of restricted stock	1.5		0.1
Stock-based compensation			2.4
Acquisition of noncontrolling interest			1.2				(5.2)
Purchase of treasury stock	(0.5)				(5.9)
Balance at December 31, 2012	74.8	$0.8	$600.9	$(275.8)	$(182.1)	$(264.6)	$—

Net income				94.5
Change in derivatives						(2.0)
Foreign currency translation						(26.2)
Defined benefit plans, net						76.6
Exercise of stock options and vesting of restricted stock	0.8		1.1
Stock-based compensation			10.8
Purchase of treasury stock	—				(0.4)
Balance at December 31, 2013	75.6	$0.8	$612.8	$(181.3)	$(182.5)	$(216.2)	$—

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In 2009, we entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement) with General Motors Company (GM). As part of this agreement, we received $110.0 million from GM, of which we recorded $79.7 million as deferred revenue.  As of December 31, 2013, our deferred revenue related to the 2009 Settlement and Commercial Agreement is $45.5 million, $8.0 million of which is classified as a current liability and $37.5 million of which is recorded as a noncurrent liability on our Consolidated Balance Sheet.  We recognize this deferred revenue into revenue on a straight-line basis over 120 months, which ends September 2019 and is the period that we expect GM to benefit under the 2009 Settlement and Commercial Agreement.  We recognized revenue of $8.0 million, in 2013, 2012 and 2011 related to this agreement.

In 2008, we entered into an agreement with GM to provide financial assistance to support the transition of our United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented legacy labor at our original U.S. locations upon the resolution of the strike called by the International UAW (2008 AAM - GM Agreement).  Pursuant to this agreement, GM provided us $115.0 million in 2008 and $60.0 million in 2009. In total, we recorded deferred revenue of $213.7 million as a result of the 2008 AAM - GM Agreement, which included $38.7 million related to the fair value of the liability GM assumed for postretirement healthcare and life insurance coverage provided to UAW represented transitioned associates with earned credited service from AAM that have or will retire under plans operated by GM. We recognized this deferred revenue into revenue on a straight-line basis over a 45 month period, which ended February 2012 and was consistent with the period that we expected GM to benefit from the payments provided to us under the 2008 AAM - GM Agreement. We recognized $9.5 million of revenue in 2012 and $57.0 million of revenue in 2011 related to the 2008 AAM - GM Agreement.

As of December 31, 2013, the majority of the remaining deferred revenue primarily relates to customer payments to implement capacity programs, which is generally recognized into revenue over the life of these programs. We recognized $10.5 million, $13.1 million and $15.6 million of revenue for these programs in 2013, 2012 and 2011, respectively.

BUYDOWN PROGRAM In 2008, an involuntary Buydown Program (BDP) was initiated for associates that did not elect to participate in the Special Separation Program and continued employment with AAM.  Under the BDP, we agreed to make three annual lump-sum payments to associates in connection with, among other things, a base wage decrease.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recorded $2.3 million and $15.0 million of expense in 2012 and 2011, respectively, for the amortization of this prepaid asset, which we amortized over the period that we estimated that AAM would benefit from these payments, which ended in February 2012.

RESEARCH AND DEVELOPMENT (R&D) COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statement of Income. R&D spending was $103.4 million, net of engineering, design and development recoveries, $123.4 million and $113.6 million in 2013, 2012 and 2011, respectively.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include all cash balances and highly liquid investments in money market funds with maturities of 90 days or less at the time of purchase.

ACCOUNTS RECEIVABLE The majority of our accounts receivable are due from original equipment manufacturers (OEMs) in the automotive industry and are past due when payment is not received within the stated terms. Trade accounts receivable for our largest customer, GM, are generally due within approximately 50 days from the date of receipt.

Amounts due from customers are stated net of allowances for doubtful accounts. We determine our allowances by considering factors such as the length of time accounts are past due, our previous loss history, the customer's ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts was $4.9 million and $6.5 million as of December 31, 2013 and 2012, respectively. We write-off accounts receivable when they become uncollectible.

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

Inventories consist of the following:

	December 31,
	2013	2012
	(in millions)
Raw materials and work-in-progress	$263.4	$220.3
Finished goods	25.7	25.0
Gross inventories	289.1	245.3
Inventory valuation reserves	(27.3)	(21.0)
Inventories, net	$261.8	$224.3

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

We record depreciation and tooling amortization on the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $151.8 million, $130.9 million and $123.7 million in 2013, 2012 and 2011, respectively.

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2013	2012
	(years)	(in millions)
Land		$29.5	$27.8
Land improvements	10-15	18.9	17.8
Buildings and building improvements	15-40	306.6	293.3
Machinery and equipment	3-12	1,648.6	1,512.6
Construction in progress		95.1	123.1
		2,098.7	1,974.6
Accumulated depreciation and amortization		(1,040.2)	(964.9)
Property, plant and equipment, net		$1,058.5	$1,009.7

IMPAIRMENT OF LONG-LIVED ASSETS When impairment indicators exist, we evaluate the carrying value of long-lived assets for potential impairment. We consider projected future undiscounted cash flows, trends and other circumstances in making such estimates and evaluations. If impairment is deemed to exist, the carrying amount of the asset is adjusted based on its fair value. Recoverability of assets “held for use” is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount. When the carrying value of an asset group exceeds its fair value and is therefore nonrecoverable, those assets are written down to fair value. Fair value is determined based on market prices, when available, or a discounted cash flow analysis performed using management estimates. See Note 2 - Restructuring Actions for detail on our 2012 asset impairment.

GOODWILL We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles. We completed impairment tests in 2013 and 2012 and concluded that there was no impairment of our goodwill. The following table provides a reconciliation of changes in goodwill:

	December 31,
	2013	2012
	(in millions)
Beginning balance	$156.4	$155.9
Foreign currency translation	—	0.5
Ending balance	$156.4	$156.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS We are currently in the process of developing and testing global enterprise resource planning (ERP) systems to upgrade many of our existing operating and financial systems. In connection with the development of these ERP systems, we recorded an intangible asset of $7.8 million in 2013 related to costs incurred to obtain software licenses from a third party, as well as costs to design and develop this internal-use software. This intangible asset is classified as other assets and deferred charges on our Consolidated Balance Sheet and will be amortized over the estimated useful life of our ERP systems. We recorded $0.1 million of expense for the amortization of this intangible asset in 2013.

As part of the formation of e-AAM, we recorded intangible assets of $8.7 million in 2010, which represented the fair value of a GM license agreement for technology developed by Saab Automobile AB (Saab) when it was a subsidiary of GM, in-process research and development technology and a long-term supply agreement with Saab. In 2011, Saab, our former partner in the e-AAM joint venture, filed for bankruptcy and entered into liquidation status. As a result, in 2011, we recorded a $1.6 million impairment charge to selling, general and administrative expenses to write off the intangible asset associated with the long-term supply agreement with Saab. These intangible assets are classified as other assets and deferred charges on our Consolidated Balance Sheet and we expect to begin amortizing the assets on a straight-line basis over their estimated useful lives once development of the related technology is complete and we begin utilizing these assets.

We recorded an intangible asset of $9.6 million as of December 31, 2008 which represents the fair value of the customer relationships acquired as part of an asset purchase agreement with FormTech Industries LLC. We recorded $1.9 million of expense for the amortization of this intangible asset in each of the years 2013, 2012 and 2011, and this intangible asset has been fully amortized as of December 31, 2013. This intangible asset was amortized on a straight-line basis over its estimated useful life of five years.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. As of December 31, 2013 and December 31, 2012, our unamortized debt issuance costs were $35.6 million and $33.0 million, respectively. Deferred amounts associated with the extinguishment of debt are expensed and classified as debt refinancing and redemption costs on our Consolidated Statement of Income.

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

EFFECT OF NEW ACCOUNTING STANDARDS On January 1, 2013, new accounting guidance regarding impairment testing of indefinite-lived intangible assets became effective. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative impairment assessment before calculating the fair value of the asset. The adoption of this new accounting guidance did not have a significant effect on our impairment assessments of indefinite-lived intangible assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 5, 2013, new accounting guidance was issued which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (AOCI). The new guidance requires entities to disclose, either on the face of the financial statements or as a separate footnote to the financial statements, additional information regarding changes in AOCI balances by component, either before tax or net-of-tax, and requires entities to disclose significant items reclassified out of AOCI by component. The new guidance does not change the current accounting guidance which states that a total for comprehensive income must be reported in either a single continuous statement or two separate but consecutive statements. Other than additional disclosure requirements, the adoption of this new guidance has had no impact on our consolidated financial statements.

On July 18, 2013, new accounting guidance was issued regarding financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward, except when one is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose. This guidance does not affect the tabular reconciliation of the total amounts of unrecognized tax benefits, as the tabular reconciliation presents the gross amount of unrecognized tax benefits. This new guidance will be effective for us as of January 1, 2015, with early adoption permitted. Other than a possible change in financial statement disclosure, we do not believe that the adoption of this new guidance will have a significant impact on our consolidated financial statements.

2.	RESTRUCTURING ACTIONS

In 2012, we incurred restructuring charges related to termination benefits and other ongoing restructuring actions.  In addition, in 2013, we continue to make payments related to charges incurred for restructuring actions taken in prior years. A summary of this activity for 2013 and 2012 is shown below:

	One-time Termination Benefits	Asset Impairment Charges	Asset Retirement Obligations	Other Restructuring Actions	Total
	(in millions)
Accrual as of January 1, 2012	$0.3	$—	$0.6	$—	$0.9
Charges	1.7	5.8	—	23.2	30.7
Cash utilization	(1.6)	—	(0.1)	(23.2)	(24.9)
Non-cash utilization	—	(5.8)	—	—	(5.8)
Accrual adjustments	(0.4)	—	—	—	(0.4)
Accrual as of December 31, 2012	$—	$—	$0.5	$—	$0.5
Charges	—	—	—	—	—
Cash utilization	—	—	(0.3)	—	(0.3)
Non-cash utilization	—	—	—	—	—
Accrual adjustments	—	—	—	—	—
Accrual as of December 31, 2013	$—	$—	$0.2	$—	$0.2

ONE-TIME TERMINATION BENEFITS We expensed $1.7 million in 2012 primarily related to the continuation of healthcare for certain associates as a result of the Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF) plant closures. We paid $1.6 million in 2012 related to one-time termination benefits which were initiated and expensed prior to 2011.

We also recorded accrual adjustments in 2012 related to changes in previous estimates and currency translation adjustments.

ASSET IMPAIRMENTS We recorded asset impairment charges of $5.8 million in 2012 associated with previously leased assets at DMC that we had elected to buyout in 2011, as we no longer had a use for these assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASSET RETIREMENT OBLIGATIONS We paid $0.3 million and $0.1 million related to our asset retirement obligations in 2013 and 2012, respectively.

OTHER RESTRUCTURING ACTIONS We incurred charges related to the redeployment of assets to support capacity utilization initiatives and other related activities as a result of our DMC and CKMF plant closures. We expensed and paid $23.2 million in 2012 related to these actions.

3.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt consists of the following:

	December 31,
	2013	2012
	(in millions)
Amended Revolving Facility	$—	$—
Term Facility	150.0	—
9.25% Notes, net of discount	—	337.5
7.875% Notes	—	300.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	—
5.125% Notes	200.0	—
Foreign credit facilities	53.8	61.0
Capital lease obligations	5.3	5.6
Long-term debt	$1,559.1	$1,454.1

AMENDED REVOLVING FACILITY AND TERM FACILITY On September 13, 2013, we amended and restated the Credit Agreement dated as of January 9, 2004 (as amended and restated, the Amended and Restated Credit Agreement and the facility thereunder, the Amended Revolving Facility). As of December 31, 2013, the Amended Revolving Facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018. At December 31, 2013, $501.6 million was available under the Amended Revolving Credit Facility, which reflected a reduction of $21.9 million for standby letters of credit issued against the facility.

The Amended and Restated Credit Agreement, among other things, increased the aggregate commitments by approximately $158.5 million and extended the maturity date from June 30, 2016 to September 13, 2018. In addition, the Amended and Restated Credit Agreement provides for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (Term Facility). The full amount of the Term Facility was drawn in 2013 and remains outstanding as of December 31, 2013. We paid debt issuance costs of $6.9 million in 2013 associated with the execution of our Amended Revolving Facility and Term Facility. In 2012 and 2011, we paid debt issuance costs of $1.7 million and $5.9 million, respectively, associated with the amendments and restatements of our revolving credit facility.

Borrowings under the Amended Revolving Facility and Term Facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR-based loans will be between 1.5% and 3.0%.

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

In 2012 and 2011, we elected to exercise an option to redeem 10% of the original amount of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in principal payments of $42.5 million and $1.3 million for the redemption premiums, as well as payments of accrued interest in both 2012 and 2011. We expensed $1.0 million in 2012 and $1.4 million in 2011 for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt that we had been amortizing over the expected life of the borrowing.

Pursuant to the terms of our 9.25% Notes, in the fourth quarter of 2013, we voluntarily redeemed the remaining outstanding 9.25% Notes using the proceeds from the Term Facility and the issuance of the 5.125% Notes. This resulted in a principal payment of $340.0 million and $18.9 million for redemption premiums, as well as payments of accrued interest. We expensed $6.7 million in 2013 related to the write-off of the remaining unamortized debt discount and issuance costs related to our 9.25% Notes that we had been amortizing over the expected life of the borrowing.

7.875% NOTES In 2007, we issued $300.0 million of 7.875% senior unsecured notes due 2017 (7.875% Notes). Net proceeds from these notes were used for general corporate purposes, including payment of amounts outstanding under our revolving credit facility.

On March 1, 2013, in connection with a cash tender offer, we purchased $172.6 million aggregate principal amount of the 7.875% Notes, and paid accrued interest. Upon purchase, we expensed $5.2 million related to a tender premium, $0.1 million of professional fees and unamortized debt issuance costs of $1.2 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

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

6.625% NOTES In 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Concurrent with the offering of the 6.625% Notes, we made a tender offer to purchase our 5.25% Notes, of which the aggregate principal amount then outstanding was $250.0 million. Net proceeds from the 6.625% Notes were used to fund the purchase of $137.8 million of the outstanding 5.25% Notes pursuant to the tender offer, certain pension obligations and for other general corporate purposes. We also used the net proceeds to fund the redemption of the remaining 5.25% Notes, including the payment of interest, and to redeem $42.5 million aggregate principal amount of our 9.25% Notes. We paid debt issuance costs of $8.9 million related to the 6.625% Notes in 2012.

6.25% NOTES In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Concurrent with the offering of the 6.25% Notes, we made a tender offer to purchase our 7.875% Notes, of which the aggregate principal amount outstanding at the time of the tender offer was $300.0 million. Net

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

proceeds from the 6.25% Notes were used to fund the purchase pursuant to the tender offer and the subsequent redemption of the remaining 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in 2013 related to the 6.25% Notes.

5.125% NOTES In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% Notes. We paid debt issuance costs of $3.1 million in 2013 related to the 5.125% Notes.

LEASES We lease certain facilities under capital leases expiring at various dates. The gross asset cost of our capital leases was $6.7 million at both December 31, 2013 and December 31, 2012. The net book value included in property, plant and equipment, net on the balance sheet was $5.3 million and $5.6 million at December 31, 2013 and 2012, respectively. The weighted-average interest rate on these capital lease obligations at December 31, 2013 was 8.9%.

We also lease certain manufacturing machinery and equipment, commercial office and production facilities, vehicles and other assets under operating leases expiring at various dates. In 2013 and 2012, we entered into various sale-leaseback transactions for equipment to be used in production starting in 2013. We received proceeds of $24.1 million and $12.1 million in 2013 and 2012, respectively, as a result of these transactions. Future minimum payments under noncancelable operating leases are as follows: $19.6 million in 2014, $17.4 million in 2015, $15.5 million in 2016, $13.6 million in 2017 and $6.8 million in 2018. Our total expense relating to operating leases was $17.6 million, $9.0 million and $6.8 million in 2013, 2012 and 2011, respectively. This includes a reduction to cost of goods sold of $0.5 million related to the purchase of previously idled leased assets in 2011.

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through July 2019. At December 31, 2013, $53.8 million was outstanding under these facilities and an additional $56.7 million was available.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2014	$36.8
2015	21.1
2016	17.2
2017	19.1
2018	109.2
Thereafter	1,355.7
Total	$1,559.1

INTEREST EXPENSE AND INVESTMENT INCOME Interest expense was $115.9 million in 2013, $101.6 million in 2012 and $83.9 million in 2011. The increases in interest expense in 2013 as compared to 2012, and 2012 as compared to 2011, reflect higher average outstanding borrowings year over year. We capitalized interest of $6.6 million in 2013, $8.2 million in 2012 and $8.3 million in 2011. The weighted-average interest rate of our long-term debt outstanding at December 31, 2013 was 6.3% as compared to 7.9% and 8.0% at December 31, 2012 and 2011, respectively. The amount of accrued interest included in other accrued expenses on our Consolidated Balance Sheet was $19.9 million and $35.1 million as of December 31, 2013 and 2012, respectively.

Investment income was $0.6 million in both 2013 and 2012 and $1.2 million in 2011. Investment income includes interest and dividends earned on cash and cash equivalents and realized and unrealized gains and losses on our short-term investments during the period.

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

CURRENCY FORWARD CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling. We had forward contracts with a notional amount of $67.2 million and $31.9 million outstanding at December 31, 2013 and 2012, respectively.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss):

	Location of Gain (Loss) Reclassified into Net Income	Gain (loss) Reclassified During the Twelve Months Ended December 31,		Gain Expected to be Reclassified During the Next 12 Months
		2013	2012
		(in millions)
Currency forward contracts	Cost of Goods Sold	$2.8	$(1.8)	$0.3

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to GM were approximately 71% of our consolidated net sales in 2013 and 73% of our total consolidated net sales in both 2012 and 2011. Accounts and other receivables due from GM were $278.5 million at year-end 2013 and $325.8 million at year-end 2012. Sales to Chrysler Group LLC (Chrysler) were approximately 12% of our consolidated net sales in 2013, 10% in 2012 and 8% in 2011. Accounts receivable due from Chrysler were $85.9 million at year-end 2013 and $43.5 million at year-end 2012. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $255.9 million as of December 31, 2013 and $273.0 million as of December 31, 2012. See Note 6 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$6.1	$6.1	$6.5	$6.5	Level 1
Prepaid expenses and other
Currency forward contracts	0.7	0.7	2.3	2.3	Level 2
Other accrued expenses
Currency forward contracts	0.4	0.4	—	—	Level 2

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

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Amended Revolving Facility	$—	$—	$—	$—	Level 2
Term Facility	150.0	147.8	—	—	Level 2
9.25% Notes	—	—	337.5	377.4	Level 2
7.875% Notes	—	—	300.0	310.1	Level 2
7.75% Notes	200.0	227.5	200.0	216.5	Level 2
6.625% Notes	550.0	578.9	550.0	555.5	Level 2
6.25% Notes	400.0	423.0	—	—	Level 2
5.125% Notes	200.0	206.0	—	—	Level 2

Investments in our defined benefit pension plans are stated at fair value. See Note 6 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-LIVED ASSETS  In 2012 and 2011, as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets.  In 2012, we considered the expected future use of certain long-lived assets remaining at our Detroit Manufacturing Complex. In 2011, we considered the expected future use of the long-lived assets located at our Cheektowaga Manufacturing Facility. Assets that were not to be redeployed to other AAM facilities were determined to be fully impaired.

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

In 2012, we reassessed the expected future use of certain assets remaining at DMC that were previously leased assets that had been purchased in 2011 for $18.6 million. As a result, we recorded an impairment charge of $5.8 million related to the assets that we no longer intended to redeploy and use at another AAM facility. In 2011, at the time we elected to buyout the leases, we considered the expected future use of these long-lived assets as part of our fair value measurement and recorded them at their estimated fair value. Assets that were not to be redeployed to other AAM facilities were written down to their estimated net realizable value, which resulted in a net charge to cost of goods sold of $5.3 million in 2011.

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

AAM and GM share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this agreement of $255.9 million and $273.0 million at December 31, 2013 and December 31, 2012, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $13.9 million that is classified as a current asset and $242.0 million that is classified as a noncurrent asset as of December 31, 2013.

Actuarial valuations of our benefit plans were made as of December 31, 2013 and 2012. The principal weighted-average assumptions used in the year-end valuation of our U.S. and U.K. plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The U.K. discount rate is based on a review of long-term bonds, in consideration of the average duration of plan liabilities. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2013		2012		2011		2013	2012	2011
	U.S.	U.K	U.S.	U.K	U.S.	U.K.
Discount rate	5.00%	4.50%	4.10%	4.30%	5.10%	4.65%	4.95%	4.05%	5.10%
Expected return on plan assets	7.50%	5.15%	7.50%	4.35%	8.00%	4.60%	N/A	N/A	N/A
Rate of compensation increase	4.00%	3.60%	4.00%	3.15%	4.00%	3.25%	4.00%	4.00%	4.00%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accumulated benefit obligation for all defined benefit pension plans was $744.5 million and $828.4 million at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the accumulated benefit obligation for our underfunded defined benefit pension plans was $612.6 million, the projected benefit obligation was $621.3 million and the fair value of assets for these plans was $570.1 million. The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$842.8	$716.7	$601.3	$588.4
Service cost	3.4	3.1	0.4	0.4
Interest cost	33.8	35.1	13.2	15.1
Plan amendments	—	6.1	(8.1)	—
Actuarial loss (gain)	(92.6)	97.3	(0.7)	(7.1)
Change in GM portion of OPEB obligation	—	—	(17.0)	2.4
Participant contributions	0.4	0.5	—	—
Special and contractual termination benefits	—	12.8	—	18.3
Settlements	—	—	—	(4.7)
Benefit payments	(35.3)	(34.2)	(11.2)	(11.5)
Currency fluctuations	2.9	5.4	—	—
Net change	(87.4)	126.1	(23.4)	12.9
Benefit obligation at end of year	$755.4	$842.8	$577.9	$601.3

Change in plan assets
Fair value of plan assets at beginning of year	$695.4	$441.7	$—	$—
Actual return on plan assets	49.2	57.3	—	—
Employer contributions	0.8	225.4	11.2	11.5
Participant contributions	0.4	0.5	—	—
Benefit payments	(35.3)	(34.2)	(11.2)	(11.5)
Currency fluctuations	2.9	4.7	—	—
Net change	18.0	253.7	—	—
Fair value of plan assets at end of year	$713.4	$695.4	$—	$—

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
Noncurrent assets	$9.3	$11.8	$—	$—
Current liabilities	(2.3)	(1.3)	(30.8)	(28.6)
Noncurrent liabilities	(49.0)	(157.9)	(547.1)	(572.7)
Net liability	$(42.0)	$(147.4)	$(577.9)	$(601.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-tax amounts recorded in accumulated other comprehensive income (AOCI), not yet recognized in net periodic benefit cost as of December 31, 2013 and 2012, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
Net actuarial gain (loss)	$(194.3)	$(298.6)	$4.9	$3.3
Net prior service credit (cost)	0.8	(4.7)	18.1	11.8
Total amounts recorded	$(193.5)	$(303.3)	$23.0	$15.1

The components of net periodic benefit cost are as follows:

	Pension Benefits			OPEB
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
Service cost	$3.4	$3.1	$4.8	$0.4	$0.4	$0.9
Interest cost	33.8	35.1	37.1	13.2	15.1	17.1
Expected asset return	(45.8)	(34.7)	(31.9)	—	—	—
Amortized actuarial loss	8.9	7.8	4.5	0.9	0.6	0.4
Amortized prior service cost (credit)	5.4	0.5	(0.1)	(1.8)	(2.0)	(3.2)
Special and contractual
termination benefits	—	12.8	—	—	16.2	—
Curtailment gain	—	—	—	—	(21.8)	—
Settlement	—	—	0.1	—	(5.2)	—
Net periodic benefit cost	$5.7	$24.6	$14.5	$12.7	$3.3	$15.2

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

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that is expected to be amortized from AOCI into net periodic benefit cost in 2014 are $5.5 million and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2014 are $0.5 million and $2.7 million, respectively.

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 7.5% was assumed for 2014. The rate was assumed to decrease gradually to 5.0% by 2019 and to remain at that level thereafter. Health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2013 and the postretirement obligation, net of GM cost sharing, at December 31, 2013 by $1.6 million and $33.6 million, respectively. A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2013 and the postretirement obligation, net of GM cost sharing, at December 31, 2013 by $1.4 million and $28.1 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $55.9 million in 2014; $57.3 million in 2015; $57.8 million in 2016; $59.0 million in 2017; $59.4 million in 2018 and $309.2 million for 2019 through 2023. These amounts were estimated using the same assumptions that were used to measure our 2013 year-end pension and OPEB obligations and include an estimate of future employee service.

Contributions In 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of DMC and CKMF. As part of this agreement, in 2012, we contributed $114.7 million in excess of our statutory minimum to our U.S. hourly pension plan.

Due to our significant pension contributions made in 2012, we do not expect to make any cash payments in 2014 to satisfy our regulatory funding requirements. We expect our cash outlay, net of GM cost sharing, for OPEB to be approximately $17 million in 2014.

Labor relations In 2012, we recorded a gain of $21.8 million in cost of goods sold for the curtailment of certain other postretirement benefits (OPEB). This resulted primarily from the reduction in expected future OPEB related to the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million pre-tax.

Also in 2012, we notified hourly associates of the termination of a benefit plan, which provided legal services to certain eligible hourly associates represented by the International UAW. As a result of terminating this plan, we recorded a settlement gain of $5.2 million in cost of goods sold in 2012. Recognition of this settlement gain reduced postretirement benefits and other long-term liabilities by $4.7 million and also reduced our accumulated other comprehensive loss by $0.5 million pre-tax.

Amendments to pension and OPEB plans and contractual termination benefits In the third quarter of 2013, we remeasured our AAM Supplemental Executive Retirement Plan (SERP) due to the passing of our Co-Founder and former Executive Chairman of the Board of Directors. As a result of this remeasurement, we recorded $4.7 million in selling, general and administrative expense related to the acceleration of prior service cost. This SERP remeasurement also resulted in a decrease in postretirement benefits and other long-term liabilities of $16.4 million and a decrease in our accumulated other comprehensive loss of $13.7 million on our Consolidated Balance Sheet.

Effective August 1, 2012, we amended our AAM Supplemental Executive Retirement Plan to include an actuarial increase provision for participants that work past the age of 65, among other things. As a result of these plan amendments, we increased our pension liability by $6.1 million in 2012. This adjustment was recorded to AOCI and has been fully amortized in 2013, due to the passing of our co-Founder and former Executive Chairman of the Board of Directors.

As a result of our election to apply the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21), in addition to certain actions we took in 2012, we agreed to provide pension and postretirement benefits to certain eligible UAW associates whose employment had been terminated in connection with the DMC and CKMF plant closures. In 2012, we recorded $28.7 million in cost of goods sold, for these pension and postretirement benefits. These incremental pension and postretirement benefits were also agreed to in connection with the lawsuit filed by the International UAW against AAM. See Note 10 - Commitments and Contingencies for more detail on this lawsuit.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2013 and 2012 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2013	2012	Allocation	2013	2012	Allocation
Equity securities	42.5%	38.3%	30% - 65%	30.7%	34.8%	25% - 35%
Fixed income securities	48.5	52.3	35% - 55%	59.0	55.1	55% - 65%
Hedge funds	8.8	8.5	0% - 15%	10.2	—	5% - 15%
Cash	0.2	0.9	0% - 5%	0.1	10.1	0% - 10%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2013
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$1.5	$—	$—	$1.5
Equity
U.S. Large Cap	128.0	—	—	128.0
U.S. Small/Mid Cap	49.4	—	—	49.4
World Equity	109.3	—	—	109.3
Fixed Income Securities
Government & Agencies	70.5	63.0	—	133.5
Corporate Bonds - Investment Grade	167.1	—	—	167.1
Corporate Bonds - Non-investment Grade	25.8	—	—	25.8
Emerging Market Debt	17.4	—	—	17.4
Other	16.9	—	—	16.9
Hedge Funds
Property Funds	—	—	7.1	7.1
Multi Strategy Hedge Fund	—	—	57.4	57.4
Total Plan Assets	$585.9	$63.0	$64.5	$713.4

December 31, 2012
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$18.5	$—	$—	$18.5
Equity
U.S. Large Cap	104.0	—	—	104.0
U.S. Small/Mid Cap	46.9	—	—	46.9
World Equity	111.2	—	—	111.2
Fixed Income Securities
Government & Agencies	100.4	—	—	100.4
Corporate Bonds - Investment Grade	204.9	—	—	204.9
Corporate Bonds - Non-investment Grade	26.4	—	—	26.4
Emerging Market Debt	20.5	—	—	20.5
Other	15.0	—	—	15.0
Hedge Funds
Multi Strategy Hedge Fund	—	—	47.6	47.6
Total Plan Assets	$647.8	$—	$47.6	$695.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in the fair value of our level 3 assets in the Property Funds and Multi Strategy Hedge Fund are as follows:

	December 31,
	2013	2012
	(in millions)
Beginning balance	$47.6	$46.5
Actual return on plan assets:
Relating to assets still held at the reporting date	3.5	1.1
Purchases, sales and settlements, net	13.4	—
Ending balance	$64.5	$47.6

DEFINED CONTRIBUTION PLANS Most of our salaried U.S. associates are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible salaried associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $3.9 million in 2013, $3.3 million in 2012 and $3.2 million in 2011. U.S. salaried associates are eligible to receive an additional annual retirement contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made ARC contributions of $4.6 million, $4.4 million and $3.6 million in 2013, 2012 and 2011, respectively.

As part of the 2008 labor agreements, certain UAW represented associates at our original U.S. locations became eligible for a Company match on associate contributions made to the voluntary savings plans, which began in 2009. Our maximum match will be 25% of hourly associates' contribution up to the first 6% of their contributions. Matching contributions amounted to $0.1 million in both 2013 and 2012, and $0.2 million in 2011. Certain UAW represented associates are also eligible to receive an ARC benefit of 5% of eligible wages, which also began in 2009. We made ARC contributions of $1.9 million in 2013, $1.6 million in 2012 and $1.9 million in 2011 related to these associates.

DEFERRED COMPENSATION PLAN Certain U.S. associates are eligible to participate in a non-qualified deferred compensation plan. Payments of $6.1 million, $0.8 million and $1.1 million have been made in 2013, 2012 and 2011, respectively, to eligible associates that have elected distributions. Included in these payments, in 2013, was a distribution of $5.6 million to the beneficiary of the plan upon the passing of our Co-Founder and former Executive Chairman of the Board of Directors. This payment resulted in a $5.6 million reduction in postretirement benefits and other long-term liabilities on our Consolidated Balance Sheet and was partially offset by proceeds of $5.0 million, which AAM received as the beneficiary of a key man life insurance policy.

At December 31, 2013 and 2012, our deferred compensation liability was $6.2 million and $11.3 million, respectively. Due to the changes in the value of this deferred compensation plan we increased our liability by $0.8 million, $1.3 million and $0.3 million in 2013, 2012 and 2011, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCK-BASED COMPENSATION

At December 31, 2013, we had grants outstanding under stock incentive compensation plans approved by our stockholders. Under these plans, a total of 18.5 million shares have been authorized for issuance to our directors, officers and certain other associates in the form of options, unvested restricted stock or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2013 were 2.9 million. The current stock plan will expire in April 2022.

STOCK OPTIONS Under the terms of the plans, stock options are granted at the market price of the stock on the grant date. The contractual term of outstanding stock options is 10 years. We issue new shares to satisfy stock-based awards.

Stock option awards become exercisable in three approximately equal annual installments beginning one year from the date of grant.

The following table summarizes activity relating to our stock options:

		Weighted-
	Number of	Average Exercise
	Shares	Price Per Share
	(in millions, except per share data)
Outstanding at January 1, 2011	5.0	$25.01
Options granted	—	—
Options exercised	(0.5)	8.69
Options canceled	(0.6)	26.96
Outstanding at December 31, 2011	3.9	$26.95
Options granted	0.2	9.19
Options exercised	(0.1)	2.81
Options canceled	(1.0)	25.12
Outstanding at December 31, 2012	3.0	$27.08
Options granted	—	—
Options exercised	(0.1)	10.59
Options canceled	(0.9)	24.28
Outstanding at December 31, 2013	2.0	$29.22

Exercisable at December 31, 2011	3.8	$27.25
Exercisable at December 31, 2012	2.8	$28.02
Exercisable at December 31, 2013	2.0	$29.22

As of December 31, 2013, there were no unvested stock options. The total intrinsic value of options outstanding and exercisable as of December 31, 2013 was $3.2 million. The total intrinsic value of stock options exercised was $0.8 million in 2013, $0.5 million in 2012 and $3.0 million in 2011.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2013:

		Weighted-			Weighted-
Range of	Stock Options	Average Exercise	Weighted-Average	Stock Options	Average Exercise
Exercise Prices	Outstanding	Price Per Share	Contractual Life	Exercisable	Price Per Share
	(in millions, except per share data)		(in years)	(in millions, except per share data)
$9.19 - $15.58	0.4	$13.35	3.9	0.4	$13.35
$19.54 - $26.65	0.6	26.07	2.3	0.6	26.07
$33.71 - $40.83	1.0	38.53	0.1	1.0	38.53
	2.0	$29.22	1.6	2.0	$29.22

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity relating to our PARS, RS and RSUs:

		Weighted Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2011	2.8	$13.48
Granted	—	—
Vested	(1.1)	17.41
Canceled	(0.1)	10.68
Outstanding at December 31, 2011	1.6	$10.74
Granted	1.0	10.31
Vested	(1.4)	10.19
Canceled	(0.1)	26.02
Outstanding at December 31, 2012	1.1	$11.08
Granted	0.9	12.79
Vested	(0.7)	11.06
Canceled	—	—
Outstanding at December 31, 2013	1.3	$12.24

As of December 31, 2013, unrecognized compensation cost related to unvested RSUs totaled $8.0 million. The weighted average period over which this cost is expected to be recognized is approximately two years. In 2013 and 2012, the total fair market value of PARS, RS and RSUs vested was $13.8 million and $17.6 million, respectively.
We made cash payments of $0.2 million and $0.4 million related to vested RSUs in 2012 and 2011, respectively.

PERFORMANCE AWARDS As of December 31, 2013, we have performance awards outstanding under our AAM 2009 long-term incentive plan, as well as our 2012 Omnibus Incentive Plan. We granted performance awards payable in cash to our officers and executives which vest in full over a three year performance period. The payout of these awards is based on a total shareholder return (TSR) measure that compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Share price appreciation and dividends paid is measured over the performance period to determine TSR.

According to the applicable accounting guidance, these awards are considered to be stock-based compensation because the final payout amount is based “at least in part” on the price of our shares. As these awards are settled in cash, they are determined to be liability awards and will be remeasured at the end of each reporting period until settlement. The fair value of the performance awards is calculated on a quarterly basis using the Monte Carlo simulation approach and the liability is adjusted accordingly based on changes to the fair value and the percentage of time vested. The Monte Carlo simulation approach utilizes inputs on volatility assumptions, risk free rates, the price of the Company’s and our competitor peer group's common stock and their correlation as of each valuation date. Volatility assumptions are based on historical and implied volatility measurements.

We recognized compensation expense associated with the performance awards of approximately $7.9 million in 2013, $3.0 million in 2012 and $3.5 million in 2011. We have a liability of $10.8 million recorded as of December 31, 2013. Based on the current fair value, the estimated unrecognized compensation cost related to the performance awards totaled $1.2 million, as of December 31, 2013. The weighted average period over which this cost is expected to be recognized is twelve months.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES

Income before income taxes for U.S. and non-U.S. operations was as follows:

	2013	2012	2011
	(in millions)
U.S. income (loss)	$(23.8)	$(6.0)	$20.3
Non - U.S. income	110.1	37.5	117.8
Total income before income taxes	$86.3	$31.5	$138.1

The following is a summary of the components of our provisions for income taxes:

	2013	2012	2011
	(in millions)
Current
Federal	$(1.3)	$(3.3)	$(24.7)
Other state and local	0.1	1.1	(0.2)
Foreign	12.1	10.2	9.9
Total current	$10.9	$8.0	$(15.0)

Deferred
Federal	$(9.3)	$(347.1)	$22.3
Other state and local	—	—	(1.4)
Foreign	(9.8)	3.9	(4.9)
Total deferred	(19.1)	(343.2)	16.0
Total income tax expense (benefit)	$(8.2)	$(335.2)	$1.0

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2013	2012	2011
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(48.5)	(85.0)	(34.6)
Change in enacted tax rate	(9.9)	—	—
State and local	0.2	3.5	(1.2)
Valuation allowance	12.4	(985.0)	(30.7)
U.S. tax on unremitted foreign earnings	(0.2)	(29.5)	26.3
Other	1.5	(3.2)	5.9
Effective income tax rate	(9.5)%	(1,064.2)%	0.7%

Our income tax expense and effective tax rate for 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. In the fourth quarter of 2013, new Mexican tax reform was enacted that, among other things, increased the tax rate related to Maquiladora Companies from 17.5% to 30%. We recorded a tax benefit of $8.5 million as a result of revaluing our deferred tax assets at the newly enacted rate.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2013, we recorded tax expense of $4.8 million relating to changes in estimates in the U.S. and certain foreign jurisdictions. Our income tax benefit and effective tax rate for 2013 also reflects the impact of recording a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction. During 2013, we also settled various income tax audits resulting in a reduction of our liability for unrecognized income tax benefits of $8.4 million and a cash payment of $4.7 million.

In 2012, our business returned to a position of cumulative profitability on a pre-tax basis, considering our operating results for the three years ended December 31, 2012. We concluded that this record of cumulative profitability in recent years, in addition to the restructuring of our U.S. operations and our long range forecast showing continued profitability, provided sufficient positive evidence that our net U.S. federal tax benefits more likely than not would be realized. Accordingly, in 2012, we released the valuation allowance against our net federal deferred assets for entities in the U.S., resulting in a $337.5 million benefit in our 2012 provision for income taxes. Our income tax benefit and effective tax rate in 2012 reflect the impact of this valuation allowance reversal.

Our income tax expense and effective tax rate for 2012 also reflect a net tax expense of $1.3 million related to the amendment of state income tax returns as a result of the settlement of federal income tax audits for the tax years 2004 through 2007.

Our income tax expense and effective tax rate for 2011 reflect the effect of recognizing a net operating loss (NOL) benefit against our taxable income in the U.S. Our income tax expense for 2011 also reflects net tax benefits of $4.5 million relating to the favorable resolution of income tax audits in the U.S. and the impacts of changes in tax laws in Brazil and the State of Michigan.

As of December 31, 2013 and 2012, we have refundable income taxes of $4.9 million and $4.7 million, respectively, classified as prepaid expenses and other on our Consolidated Balance Sheet. We also have income taxes payable of $2.6 million and $0.5 million classified as other accrued expenses on our Consolidated Balance Sheet as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, we have accrued value added tax payable of $38.3 million and $27.1 million, respectively, classified as other accrued expenses on our Consolidated Balance Sheet.

The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31,
	2013	2012
	(in millions)
Current deferred tax assets
Employee benefits	$14.5	$16.9
Inventory	8.0	12.6
Prepaid taxes and other	24.6	15.5
Valuation allowance	(10.7)	(10.1)
Total current deferred tax assets	$36.4	$34.9

Current deferred tax liabilities
Unrealized foreign exchange gain and other	(0.1)	(1.4)
Current deferred tax asset, net	$36.3	$33.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2013	2012
	(in millions)

U.S. federal and state deferred tax asset, net	$17.1	$23.0
Other foreign deferred tax asset, net	19.2	10.5
Current deferred tax asset, net	$36.3	$33.5

The following is a summary of the significant components of our noncurrent deferred tax assets and liabilities:

	December 31,
	2013	2012
	(in millions)
Noncurrent deferred tax assets
Employee benefits	$161.5	$200.7
NOL carryforwards	176.9	177.4
Tax credit carryforwards	82.9	79.0
Capital allowance carryforwards	16.0	17.9
Fixed assets	10.3	9.0
Deferred revenue	15.7	20.0
Capitalized expenditures	113.6	99.3
Other	2.9	4.0
Valuation allowances	(153.0)	(156.0)
Noncurrent deferred tax assets	426.8	451.3
Noncurrent deferred tax liabilities
U.S. tax on unremitted foreign earnings	(85.0)	(85.2)
Fixed assets and other	(9.8)	(9.5)
Noncurrent deferred tax asset, net	$332.0	$356.6

Noncurrent deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2013	2012
	(in millions)
U.S. federal and state deferred tax asset, net	$337.2	$363.3
Other foreign deferred tax asset (liability), net	(5.2)	(6.7)
Noncurrent deferred tax asset, net	$332.0	$356.6

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES The deferred income tax assets and liabilities previously summarized reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. As of December 31, 2013 and December 31, 2012, we had deferred tax assets from domestic and foreign NOL and tax credit carryforwards of $275.8 million and $274.3 million, respectively. Approximately $74.5 million of the deferred tax assets at December 31, 2013 relate to NOL carryforwards or tax credits that can be carried forward indefinitely with the remainder having carryover periods of 5 to 20 years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting guidance for income taxes requires a deferred tax liability be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. We believe a portion of these accumulated foreign earnings in certain jurisdictions are likely to be remitted to the U.S. as dividends or intercompany loans and have established a deferred tax liability of $85.0 million and $85.2 million as of December 31, 2013 and 2012, respectively, which represents the estimated tax impact of the undistributed earnings of certain foreign subsidiaries. The remittance of these undistributed earnings may subject us to U.S. income taxes and certain foreign withholding taxes at the time of remittance.

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

As described above, in 2012, we released the valuation allowance against our net federal deferred assets for entities in the United States, resulting in a $337.5 million benefit in our 2012 provision for income taxes. As of December 31, 2013, we have a valuation allowance of approximately $163.7 million related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. At December 31, 2012, our valuation allowance was $166.1 million.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2011	$47.6	$21.4
Increase in prior year tax positions	—	1.0
Decrease in prior year tax positions	(0.8)	(2.3)
Increase in current year tax positions	1.3	—
Settlement	(22.3)	(12.7)
Balance at December 31, 2011	$25.8	$7.4
Increase in prior year tax positions	—	2.8
Decrease in prior year tax positions	(1.1)	—
Increase in current year tax positions	0.4	—
Settlement	(4.4)	—
Balance at December 31, 2012	$20.7	$10.2
Increase in prior year tax positions	6.1	0.1
Decrease in prior year tax positions	(4.4)	(6.2)
Increase in current year tax positions	4.0	—
Settlement	(4.7)	—
Balance at December 31, 2013	$21.7	$4.1

At December 31, 2013 and December 31, 2012, we had $21.7 million and $20.7 million of net unrecognized income tax benefits, respectively.

In 2013, 2012 and 2011, we recognized a benefit of $6.1 million, expense of $2.8 million and a benefit of $1.3 million, respectively, of interest and penalties in income tax expense on our Consolidated Statement of Income. We have a liability of $4.1 million and $10.2 million related to the estimated future payment of interest and penalties at December 31, 2013 and 2012, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2010 and 2011 in 2013. The Mexican tax authorities commenced a transfer pricing examination of our income tax return for 2008 in 2013 and continue with its transfer pricing examination of our 2007 income tax return. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The U.S. federal income tax examination for the years 2004 through 2007 and the Mexico domestic income tax examination for the year 2006 were completed 2011. These settlements resulted in a reduction of a portion of our liability for unrecognized income tax benefits in 2011 and a cash payment of $9.5 million in 2011 and $4.1 million, which was paid in 2012. The U.S. federal income tax examination for the years 2008 and 2009 and the Mexico transfer pricing examination for the year 2006 were settled in 2013. These settlements resulted in a reduction of a portion of our liability for unrecognized income tax benefits and a cash payment of $4.7 million in 2013. At this time, we are not aware of any examinations underway in any other foreign jurisdictions.

Based on the status of the IRS audits and audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of all ongoing audits with certainty, we anticipate that the current 2007 audit with the Mexican tax authorities will be completed during 2014 and the current U.S. IRS audits will be completed during 2015. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

9.	EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	2013	2012	2011
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$94.5	$367.7	$142.8

Denominators
Basic shares outstanding -
Weighted-average shares outstanding	76.7	75.3	74.9

Effect of dilutive securities -
Dilutive stock options	0.1	0.1	0.1
Dilutive warrants	—	—	0.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	76.8	75.4	75.4

Basic EPS	$1.23	$4.88	$1.91

Diluted EPS	$1.23	$4.87	$1.89

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average annual market prices of our stock. The number of stock options outstanding excluded from the calculation of diluted EPS was 2.0 million at year-end 2013, 3.3 million at year-end 2012 and 4.0 million at year-end 2011. The ranges of exercise prices related to these stock options were $19.54 - $40.83 at year-end 2013, $15.58 - $40.83 at year-end 2012 and $15.56 - $40.83 at year-end 2011.

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

10. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $161.4 million at December 31, 2013 and $231.9 million at December 31, 2012.

LEGAL PROCEEDINGS We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant during 2013, 2012 and 2011.
In 2012, the International UAW filed suit against AAM alleging that we violated certain provisions of the collective bargaining agreement covering represented hourly associates at the Detroit Manufacturing Complex and Cheektowaga Manufacturing Facility related to pension and postretirement benefits. In 2012, we recorded $28.7 million in cost of goods sold related to pension and postretirement benefits to be provided to certain eligible UAW associates as a result of our election to apply MAP-21 and the subsequent recertification of our U.S. hourly pension plan.  This suit was settled in 2012.

ENVIRONMENTAL OBLIGATIONS Due to the nature of our manufacturing operations, we have legal obligations to perform asset retirement activities pursuant to federal, state, and local requirements. The process of estimating environmental liabilities is complex. Significant uncertainty may exist related to the timing and method of the settlement of these obligations. Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and assess the probabilities of potential settlement dates and the potential methods of settlement. As a result of a plant closure in 2011, the methods and timing of certain environmental liabilities related to this facility became reasonably estimable.  See Note 2 - Restructuring Actions for more detail on our environmental liabilities, included in asset retirement obligations.
In the future, we will update our estimated costs and potential settlement dates and methods and their associated probabilities based on available information. Any update may change our estimate and could result in a material adjustment to this liability.

PRODUCT WARRANTIES We record a liability for estimated warranty obligations at the dates our products are sold. These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims. We estimate our costs based on the contractual arrangements with our customers, existing customer warranty terms and internal and external warranty data, which includes a determination of our warranty claims and take actions to improve product quality and minimize warranty claims. We continuously evaluate these estimates and our customer's administration of their warranty programs. We closely monitor actual warranty claim data and adjust the liability, as necessary, on a quarterly basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recorded $2.3 million and $9.9 million of expense in 2013 and 2012, respectively, related to a field action with our largest customer. In 2013, we made warranty payments of $12.3 million, of which $11.3 million related to this field action. During 2013, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations.

The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2013	2012
	(in millions)
Beginning balance	$29.1	$13.4
Accruals	12.8	23.0
Settlements	(12.3)	(0.9)
Adjustments to prior period accruals	(15.0)	(6.4)
Foreign currency translation	(0.3)	—
Ending balance	$14.3	$29.1

11. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the year ended December 31, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2012	$(274.5)		$7.6	$2.3		$(264.6)

Other comprehensive income (loss) before reclassifications	67.7	(a)	(26.2)	0.8		42.3

Amounts reclassified from accumulated other comprehensive income (loss) into net income	8.9	(a)(b)	—	(2.8)	(c)	6.1

Net current period other comprehensive income (loss)	76.6		(26.2)	(2.0)		48.4

Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

(a) These amounts are net of tax of $(36.7) million and $(4.6) million for other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the year ended December 31, 2013.

(b) The net amount reclassified from AOCI included $4.7 million in cost of goods sold (COGS) and $4.2 million in selling, general & administrative expenses for the year ended December 31, 2013.

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

	December 31,
	2013	2012	2011
	(in millions)
Net sales
United States	$1,682.0	$1,576.6	$1,587.3
Canada	74.4	75.0	60.8
Mexico	865.6	755.1	678.5
South America	201.1	216.4	134.8
Asia	255.2	214.5	33.2
Europe and other	129.0	93.3	90.4
Total net sales	$3,207.3	$2,930.9	$2,585.0

Long-lived assets
United States	$850.0	$865.3	$845.7
Mexico	469.3	417.7	384.9
South America	100.2	113.3	131.9
Asia	176.7	159.0	131.7
Europe	93.2	72.5	51.3
Total long-lived assets	$1,689.4	$1,627.8	$1,545.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2013
Net sales	$755.6	$799.6	$820.8	$831.3
Gross profit	104.3	122.2	125.3	126.9
Net income	7.3	25.8	31.6	29.8
Net income attributable to AAM	7.3	25.8	31.6	29.8
Basic EPS (1)	$0.10	$0.34	$0.41	$0.39
Diluted EPS (1)	$0.10	$0.34	$0.41	$0.39

2012
Net sales	$751.5	$739.8	$702.9	$736.7
Gross profit	139.2	85.8	90.7	84.0
Net income (loss)	50.3	4.7	(8.2)	319.9
Net income (loss) attributable to AAM	51.2	4.7	(8.1)	319.9
Basic EPS (1)	$0.68	$0.06	$(0.11)	$4.21
Diluted EPS (1)	$0.68	$0.06	$(0.11)	$4.21

(1) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc. The 7.75% Notes, 6.625% Notes, 6.25% Notes and 5.125% Notes are senior unsecured obligations of AAM Inc.; all of which are fully and unconditionally guaranteed by Holdings and substantially all domestic subsidiaries of AAM, Inc., which are 100% indirectly owned by Holdings.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiaries' cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income

2013	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net sales
External	$—	$773.6	$226.0	$2,207.7	$—	$3,207.3
Intercompany	—	15.3	226.1	14.0	(255.4)	—
Total net sales	—	788.9	452.1	2,221.7	(255.4)	3,207.3
Cost of goods sold	—	769.4	389.0	1,825.6	(255.4)	2,728.6
Gross profit	—	19.5	63.1	396.1	—	478.7
Selling, general and administrative expenses	—	182.4	0.1	55.9	—	238.4
Operating income (loss)	—	(162.9)	63.0	340.2	—	240.3
Non-operating income (expense), net	—	(155.1)	10.7	(9.6)	—	(154.0)
Income (loss) before income taxes	—	(318.0)	73.7	330.6	—	86.3
Income tax expense (benefit)	—	(24.9)	0.9	15.8	—	(8.2)
Earnings (loss) from equity in subsidiaries	94.5	167.0	(21.7)	—	(239.8)	—
Net income (loss) before royalties and dividends	94.5	(126.1)	51.1	314.8	(239.8)	94.5
Royalties and dividends	—	220.6	—	(220.6)	—	—
Net income after royalties and dividends	94.5	94.5	51.1	94.2	(239.8)	94.5
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$94.5	$94.5	$51.1	$94.2	$(239.8)	$94.5
Other comprehensive income (loss), net of tax	48.4	48.4	(7.2)	(10.8)	(30.4)	48.4
Comprehensive income attributable to AAM	$142.9	$142.9	$43.9	$83.4	$(270.2)	$142.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$704.8	$214.4	$2,011.7	$—	$2,930.9
Intercompany	—	18.6	226.8	25.2	(270.6)	—
Total net sales	—	723.4	441.2	2,036.9	(270.6)	2,930.9
Cost of goods sold	—	709.8	389.8	1,702.2	(270.6)	2,531.2
Gross profit	—	13.6	51.4	334.7	—	399.7
Selling, general and administrative expenses	—	186.5	—	56.8	—	243.3
Operating income (loss)	—	(172.9)	51.4	277.9	—	156.4
Non-operating income (expense), net	—	(135.2)	(2.2)	12.5	—	(124.9)
Income (loss) before income taxes	—	(308.1)	49.2	290.4	—	31.5
Income tax expense (benefit)	—	(343.9)	(5.5)	14.2	—	(335.2)
Earnings (loss) from equity in subsidiaries	367.7	79.0	(49.2)	—	(397.5)	—
Net income before royalties and dividends	367.7	114.8	5.5	276.2	(397.5)	366.7
Royalties and dividends	—	252.9	—	(252.9)	—	—
Net income after royalties and dividends	367.7	367.7	5.5	23.3	(397.5)	366.7
Net loss attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Net income attributable to AAM	$367.7	$367.7	$5.5	$24.3	$(397.5)	$367.7
Other comprehensive loss, net of tax	(60.5)	(60.5)	(10.1)	(3.6)	74.2	(60.5)
Foreign currency translation adjustments attributable to noncontrolling interests	0.3	0.3	—	0.3	(0.6)	0.3
Comprehensive income (loss) attributable to AAM	$306.9	$306.9	$(4.6)	$20.4	$(322.7)	$306.9

2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$777.7	$195.3	$1,612.0	$—	$2,585.0
Intercompany	—	25.1	189.8	12.7	(227.6)	—
Total net sales	—	802.8	385.1	1,624.7	(227.6)	2,585.0
Cost of goods sold	—	727.0	334.2	1,296.3	(227.6)	2,129.9
Gross profit	—	75.8	50.9	328.4	—	455.1
Selling, general and administrative expenses	—	192.0	—	39.7	—	231.7
Operating income (loss)	—	(116.2)	50.9	288.7	—	223.4
Non-operating income (expense), net	—	(91.8)	1.0	5.5	—	(85.3)
Income (loss) before income taxes	—	(208)	51.9	294.2	—	138.1
Income tax expense (benefit)	—	(5.2)	1.2	5.0	—	1
Earnings (loss) from equity in subsidiaries	142.8	165.5	(37.7)	—	(270.6)	—
Net income (loss) before royalties and dividends	142.8	(37.3)	13.0	289.2	(270.6)	137.1
Royalties and dividends	—	180.1	—	(180.1)	—	—
Net income after royalties and dividends	142.8	142.8	13.0	109.1	(270.6)	137.1
Net loss attributable to noncontrolling interests	—	—	—	5.7	—	5.7
Net income attributable to AAM	$142.8	$142.8	$13.0	$114.8	$(270.6)	$142.8
Other comprehensive loss, net of tax	(97.6)	(97.6)	(29.0)	(35.6)	162.2	(97.6)
Foreign currency translation adjustments attributable to noncontrolling interests	0.2	0.2	—	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to AAM	$45.0	$45.0	$(16.0)	$79.0	$(108.0)	$45.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
2013	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets	(in millions)
Current assets
Cash and cash equivalents	$—	$36.9	$—	$117.1	$—	$154.0
Accounts receivable, net	—	102.7	25.6	330.2	—	458.5
Inventories, net	—	62.4	34.2	165.2	—	261.8
Other current assets	—	43.8	3.2	76.5	—	123.5
Total current assets	—	245.8	63.0	689.0	—	997.8
Property, plant and equipment, net	—	239.8	83.0	735.7	—	1,058.5
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	671.7	44.8	99.8	—	816.3
Investment in subsidiaries	360.5	1,233.2	—	—	(1,593.7)	—
Total assets	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$106.2	$44.5	295.1	$—	$445.8
Other current liabilities	—	120.4	4.1	96.8	—	221.3
Total current liabilities	—	226.6	48.6	391.9	—	667.1
Intercompany payable (receivable)	326.9	(390.1)	(219.5)	282.7	—	—
Long-term debt	—	1,500.0	5.3	53.8	—	1,559.1
Investment in subsidiaries obligation	—	—	15.2	—	(15.2)	—
Other long-term liabilities	—	693.5	0.5	75.2	—	769.2
Total liabilities	326.9	2,030.0	(149.9)	803.6	(15.2)	2,995.4
Total AAM Stockholders' equity	33.6	360.5	488.5	729.5	(1,578.5)	33.6
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders' equity	33.6	360.5	488.5	729.5	(1,578.5)	33.6
Total liabilities and stockholders' equity	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0

2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$10.6	$—	$51.8	$—	$62.4
Accounts receivable, net	—	94.4	25.3	343.7	—	463.4
Inventories, net	—	48.7	31.6	144.0	—	224.3
Other current assets	—	48.8	3.5	69.7	—	122.0
Total current assets	—	202.5	60.4	609.2	—	872.1
Property, plant and equipment, net	—	250.4	84.2	675.1	—	1,009.7
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	706.1	40.0	81.7	—	827.8
Investment in subsidiaries	202.9	1,094.6	—	—	(1,297.5)	—
Total assets	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$—	$91.4	$37.3	$267.4	$—	$396.1
Other current liabilities	—	124.5	3.8	76.4	—	204.7
Total current liabilities	—	215.9	41.1	343.8	—	600.8
Intercompany payable (receivable)	323.7	(420.6)	(188.7)	285.6	—	—
Long-term debt	—	1,387.5	5.6	61.0	—	1,454.1
Investment in subsidiaries obligation	—	—	7.6	—	(7.6)	—
Other long-term liabilities	—	867.9	1.2	62.8	—	931.9
Total liabilities	323.7	2,050.7	(133.2)	753.2	(7.6)	2,986.8
Total AAM Stockholders' equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total stockholders' equity (deficit)	(120.8)	202.9	465.6	621.4	(1,289.9)	(120.8)
Total liabilities and stockholders' equity (deficit)	$202.9	$2,253.6	$332.4	$1,374.6	$(1,297.5)	$2,866.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows

2013	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net cash provided by (used in) operating activities	$—	$(70.4)	$84.9	$208.5	$—	$223.0
Investing activities
Purchases of property, plant and equipment	—	(61.2)	(12.5)	(178.2)	—	(251.9)
Proceeds from sale of property, plant and equipment	—	5.1	0.5	3.5	—	9.1
Proceeds from sale-leaseback of equipment	—	24.1	—	—	—	24.1
Net cash used in investing activities	—	(32.0)	(12.0)	(174.7)	—	(218.7)
Financing activities
Net debt activity	—	110.1	(0.3)	(5.0)	—	104.8
Intercompany activity	0.4	34.1	(72.6)	38.1	—	—
Debt issuance costs	—	(16.6)	—	(0.1)	—	(16.7)
Employee stock option exercises	—	1.1	—	—	—	1.1
Purchase of treasury stock	(0.4)	—	—	—	—	(0.4)
Net cash provided by (used in) financing activities	—	128.7	(72.9)	33.0	—	88.8
Effect of exchange rate changes on cash	—	—	—	(1.5)	—	(1.5)
Net increase in cash and cash equivalents	—	26.3	—	65.3	—	91.6
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$36.9	$—	$117.1	$—	$154.0

2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net cash provided by (used in) operating activities	$—	$(228.2)	$56.8	$(4.1)	$—	$(175.5)
Investing activities
Purchases of property, plant and equipment	—	(59.4)	(9.0)	(139.2)	—	(207.6)
Proceeds from sale of property, plant and equipment	—	7.0	—	3.1	—	10.1
Proceeds from sale-leaseback of equipment	—	12.1	—	—	—	12.1
Net cash used in investing activities	—	(40.3)	(9.0)	(136.1)	—	(185.4)
Financing activities
Net debt activity	—	257.9	(0.2)	16.2	—	273.9
Intercompany activity	5.9	(52.0)	(47.6)	93.7	—	—
Debt issuance costs	—	(10.6)	—	—	—	(10.6)
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Net cash provided by (used in) financing activities	—	195.4	(47.8)	105.9	—	253.5
Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6
Net decrease in cash and cash equivalents	—	(73.1)	—	(33.7)	—	(106.8)
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$10.6	$—	$51.8	$—	$62.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$—	$(119.3)	$40.1	$22.9	$—	$(56.3)
Investing activities
Purchases of property, plant and equipment	—	(43.9)	(4.9)	(114.3)	—	(163.1)
Proceeds from sale of property, plant and equipment	—	1.5	—	7.4	—	8.9
Acquisition, net	—	—	(16.5)	—	—	(16.5)
Purchase buyouts of leased equipment	—	(13.4)	—	—	—	(13.4)
Net cash used in investing activities	—	(55.8)	(21.4)	(106.9)	—	(184.1)
Financing activities
Net debt activity	—	159.6	(0.2)	14.2	—	173.6
Intercompany activity	0.1	37.9	(18.5)	(19.5)	—	—
Debt issuance costs	—	(10.9)	—	—	—	(10.9)
Employee stock option exercises, including tax benefit	—	4.6	—	—	—	4.6
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	191.2	(18.7)	(5.3)	—	167.2
Effect of exchange rate changes on cash	—	—	—	(2.2)	—	(2.2)
Net increase (decrease) in cash and cash equivalents	—	16.1	—	(91.5)	—	(75.4)
Cash and cash equivalents at beginning of period	—	67.6	—	177.0	—	244.6
Cash and cash equivalents at end of period	$—	$83.7	$—	$85.5	$—	$169.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Axle & Manufacturing Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 7, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2013.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making the assessment, we used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 - “Financial Statements and Supplementary Data.”

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 20, 2014.

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

Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity (Deficit)
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011 is filed as part of this Form 10-K.

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

(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated December 21, 2009.)

4.04	Second Amended and Restated Rights Agreement, dated as of February 8, 2011, between American Axle & Manufacturing Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent
(Incorporated by reference to Exhibit 4.01 of Current Report on Form 8-K dated February 8, 2011.)

Number	Description of Exhibit

4.05	Form of Indenture, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., as guarantor, certain subsidiary guarantors and U.S. Bank National Association, as trustee
(Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3 dated July 12, 2011.)

4.06	Indenture, dated as of November 3, 2011, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated October 31, 2011.)

4.07	Form of 7.75% Senior Notes due 2019
(Incorporated by Reference to Exhibit 4.2 of Current Report on Form 8-K dated October 31, 2011.)

4.08	Form of 6.625% Notes due 2022
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated September 17, 2012.)

4.09	Form of 6.25% Notes due 2021
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated February 28, 2013.)

4.10
First Supplemental Indenture, dated as of February 28, 2013, between American Axle & Manufacturing, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, related to American Axle & Manufacturing, Inc.'s 7.875% Senior Notes due March 1, 2017

(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated March 1, 2013.)

4.11	Form of 5.125% Notes due 2019
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated November 12, 2013.)

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

‡10.07	Form of 2003 Stock Option Agreement
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 26, 2005.)

‡10.08	Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

‡10.09	Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

‡10.10	Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

‡10.11	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005)

++10.12	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007)

‡10.13	Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007)

10.14	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008)

‡10.15	Amended and Restated AAM 2009 Long-Term Incentive Plan
(Incorporated by reference to Exhibit 10.61 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarter ended June 30, 2009)

++10.16	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2009)

Number	Description of Exhibit

10.17
First Lien Intercreditor Agreement dated as of December 18, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain domestic subsidiaries of the Company, JPMorgan Chase Bank, N.A., U.S. Bank National Association and any additional authorized representative from time to time party hereto

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 21, 2009.)

‡10.18	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and David C. Dauch
(Incorporated by reference to Exhibit 10.47 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.19	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Michael K. Simonte
(Incorporated by reference to Exhibit 10.48 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.20	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and John J. Bellanti
(Incorporated by reference to Exhibit 10.49 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.21	American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 1, 2012.)

‡10.22	Form of Nonqualified Stock Option Award Agreement under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated May 1, 2012.)

‡10.23	Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated May 1, 2012.)

‡10.24	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated May 1, 2012.)

‡10.25	Form of Restricted Stock Unit Award Agreement (Installment Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated May 1, 2012.)

‡10.26	Form of Performance Unit Award Agreement for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated May 1, 2012.)

Number	Description of Exhibit

‡10.27	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.37 of Quarterly Report on Form 10-Q dated July 27, 2012.)

‡10.28	Employment Agreement, dated August 27, 2012, by and between American Axle & Manufacturing Holdings, Inc. and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated August 29, 2012.)

‡10.29	Employment Agreement, dated August 27, 2012, by and between American Axle & Manufacturing Holdings, Inc. and Richard E. Dauch
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated August 29, 2012.)

10.30
Amendment and Restatement Agreement dated as of September 13, 2013, among American Axle & Manufacturing Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent, and each financial institution party thereto as a lender, including as Exhibit A thereto, the Amended and Restated Credit Agreement dated as of January 9, 2004 and amended and restated as of September 13, 2013 among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated September 16, 2013.)

10.31
Guarantee Agreement dated as of January 9, 2004, as amended and restated as of September 13, 2013, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein, and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders referred to therein

(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated September 16, 2013.)

10.32
Collateral Agreement dated as of November 7, 2008, as amended and restated as of September 13, 2013, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated September 16, 2013.)

10.33	Amended and Restated Employment Agreement dated September 27, 2013 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated October 3, 2013.)

10.34	Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers effective as of January 1, 2013
(Incorporated by reference to Exhibit 10.35 of Quarterly Report on Form 10-Q dated November 1, 2013.)

Number	Description of Exhibit

*10.35	Form of Performance Share Award Agreement (Relative TSR) for Executive Officers under the 2012 Omnibus Incentive Plan

*10.36	Form of Performance Share Award Agreement (EBITDA) for Executive Officers under the 2012 Omnibus Incentive Plan

*10.37	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan

*12	Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Shown only in the original filed with the Securities and Exchange Commission
**    Submitted electronically with the original filed with the Securities and Exchange Commission

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)
Year Ended December 31, 2011:

Allowance for doubtful accounts	$6.2	$3.3	$4.0	(1)	$5.5

Allowance for deferred taxes	560.9	14.6	148.6	(3)	426.9

Inventory valuation allowance	27.7	6.3	7.3	(2)	26.7

Year Ended December 31, 2012:

Allowance for doubtful accounts	5.5	2.0	1.0	(1)	6.5

Allowance for deferred taxes	426.9	80.9	341.7	(4)	166.1

Inventory valuation allowance	26.7	7.9	13.6	(2)	21.0

Year Ended December 31, 2013:

Allowance for doubtful accounts	6.5	2.3	3.9	(1)	4.9

Allowance for deferred taxes	166.1	14.0	16.4		163.7

Inventory valuation allowance	21.0	19.4	13.1	(2)	27.3

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Primarily relates to inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

(3)
Primarily relates to the utilization of some of the 2009 NOL carryover, an adjustment of the deferred tax liability for the U.S. tax impact of undistributed earnings of certain foreign subsidiaries and the settlement of the U.S. audit appeals for the 2004 to 2007 tax years.

(4)	Primarily relates to the reversal of the valuation allowance against our net federal U.S. deferred tax assets.

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
Date: February 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board, President &	February 7, 2014
David C. Dauch	Chief Executive Officer

/s/ Michael K. Simonte	Executive Vice President &	February 7, 2014
Michael K. Simonte	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 7, 2014
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	February 7, 2014
Forest J. Farmer

/s/ Steven B. Hantler	Director	February 7, 2014
Steven B. Hantler

/s/ Richard C. Lappin	Director	February 7, 2014
Richard C. Lappin

/s/ James A. McCaslin	Director	February 7, 2014
James A. McCaslin

/s/ William P. Miller II	Director	February 7, 2014
William P. Miller II

/s/ John F. Smith	Director	February 7, 2014
John F. Smith

/s/ Larry K. Switzer	Director	February 7, 2014
Larry K. Switzer

/s/ Samuel Valenti III	Director	February 7, 2014
Samuel Valenti III

/s/ Thomas K. Walker	Director	February 7, 2014
Thomas K. Walker