Form 10-Q
period 2014-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2014-05-02
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 75,679,151 shares.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (Quarterly Report), we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and relate to trends and events that may affect our future financial position and operating results.  The terms such as “will,” “may,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “project,” "target," and similar words or expressions, as well as statements in future tense, are intended to identify forward-looking statements.

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

•
liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in millions, except per share data)

Net sales	$858.8	$755.6

Cost of goods sold	736.9	651.3

Gross profit	121.9	104.3

Selling, general and administrative expenses	57.1	59.6

Operating income	64.8	44.7

Interest expense	(25.0)	(29.1)

Investment income	0.3	0.1

Other income (expense)
Debt refinancing and redemption costs	—	(11.3)
Other, net	0.5	0.5

Income before income taxes	40.6	4.9

Income tax expense (benefit)	7.0	(2.4)

Net income	$33.6	$7.3

Basic earnings per share	$0.44	$0.10

Diluted earnings per share	$0.44	$0.10

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Net income	$33.6	$7.3

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax of $(2.7) million and $0.7 million in 2014 and 2013, respectively	5.1	(1.1)
Foreign currency translation adjustments	7.8	4.9
Change in derivatives	0.9	0.5
Other comprehensive income	13.8	4.3

Comprehensive income	$47.4	$11.6

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$79.6	$154.0
Accounts receivable, net	654.1	458.5
Inventories, net	258.0	261.8
Prepaid expenses and other current assets	116.4	123.5
Total current assets	1,108.1	997.8

Property, plant and equipment, net	1,067.6	1,058.5
Deferred income taxes	338.5	341.8
Goodwill	156.4	156.4
GM postretirement cost sharing asset	235.8	242.0
Other assets and deferred charges	243.3	232.5
Total assets	$3,149.7	$3,029.0

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$478.8	$445.8
Accrued compensation and benefits	88.5	110.1
Deferred revenue	22.3	17.0
Accrued expenses and other current liabilities	108.2	94.2
Total current liabilities	697.8	667.1

Long-term debt	1,578.4	1,559.1
Deferred revenue	106.9	76.4
Postretirement benefits and other long-term liabilities	683.3	692.8
Total liabilities	3,066.4	2,995.4

Stockholders' equity
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	615.4	612.8
Accumulated deficit	(147.7)	(181.3)
Treasury stock at cost, 6.1 million shares as of March 31, 2014 and
6.0 million shares as of December 31, 2013	(182.8)	(182.5)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(192.8)	(197.9)
Foreign currency translation adjustments	(10.8)	(18.6)
Unrecognized gain on derivatives	1.2	0.3
Total stockholders' equity	83.3	33.6
Total liabilities and stockholders' equity	$3,149.7	$3,029.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Operating activities
Net income	$33.6	$7.3
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	46.9	41.3
Deferred income taxes	(0.7)	(2.6)
Stock-based compensation	2.0	1.3
Pensions and other postretirement benefits, net of contributions	(0.1)	1.0
(Gain) loss on disposal of property, plant and equipment, net	(4.0)	0.2
Debt refinancing and redemption costs	—	2.6
Changes in operating assets and liabilities
Accounts receivable	(194.2)	(70.7)
Inventories	5.2	(15.5)
Accounts payable and accrued expenses	25.0	29.0
Deferred revenue	35.7	(5.0)
Other assets and liabilities	(4.9)	(15.7)
Net cash used in operating activities	(55.5)	(26.8)

Investing activities
Purchases of property, plant and equipment	(47.9)	(47.9)
Proceeds from sale of property, plant and equipment	7.9	0.1
Proceeds from sale-leaseback of equipment	—	3.9
Net cash used in investing activities	(40.0)	(43.9)

Financing activities
Net short-term borrowings under credit facilities	29.0	11.3
Payments of long-term debt and capital lease obligations	(11.5)	(301.8)
Proceeds from issuance of long-term debt	3.1	405.2
Debt issuance costs	(0.2)	(6.2)
Purchase of treasury stock	(0.3)	—
Employee stock option exercises	0.6	—
Net cash provided by financing activities	20.7	108.5

Effect of exchange rate changes on cash	0.4	0.6

Net increase (decrease) in cash and cash equivalents	(74.4)	38.4

Cash and cash equivalents at beginning of period	154.0	62.4

Cash and cash equivalents at end of period	$79.6	$100.8

Supplemental cash flow information
Interest paid	$14.1	$27.2
Income taxes paid, net of refunds	$4.5	$2.1

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

The balance sheet at December 31, 2013 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue Recognition In the first quarter of 2014, we reached an agreement with General Motors Company (GM) to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $13.8 million in the first quarter of 2014 and recorded a receivable for $20.6 million that we expect to receive in three equal installments over the remaining three quarters of 2014. We recorded deferred revenue of $34.4 million related to this agreement. We will recognize this deferred revenue into sales over the life of the program on a straight line basis over approximately 5 years, which is the period we expect GM to benefit from this capacity and mix change. In the first quarter of 2014, we recognized revenue of $0.3 million related to this agreement. As of March 31, 2014, we have $7.2 million of deferred revenue that is classified as a current liability and $26.9 million of deferred revenue that is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We received $5.7 million in the first quarter of 2014 and recorded a receivable for $3.6 million that we expect to receive in the second quarter of 2014 related to this agreement. As of March 31, 2014, we recorded deferred revenue of $9.3 million, $1.1 million of which is classified as a current liability and $8.2 million is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet. We will recognize this deferred revenue into sales over the life of the program on a straight-line basis over approximately 8 years, which is the period we expect GM to benefit from this agreement. We will begin recognizing this deferred revenue as revenue in the second quarter of 2014 when this program is launched in certain markets.

Effect of New Accounting Standards On January 1, 2014, new accounting guidance became effective regarding financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward, except when one is not available as of the reporting date or the entity does not intend to use the deferred tax asset for this purpose. This guidance does not affect the tabular reconciliation of the total amounts of

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unrecognized tax benefits, as the tabular reconciliation presents the gross amount of unrecognized tax benefits. The adoption of this new guidance has had no impact on our condensed consolidated financial statements.

2. INVENTORIES

We state our inventories at the lower of cost or market.  The cost of our inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(in millions)

Raw materials and work-in-progress	$258.6	$263.4
Finished goods	27.8	25.7
Gross inventories	286.4	289.1
Inventory valuation reserves	(28.4)	(27.3)
Inventories, net	$258.0	$261.8

3. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(in millions)

Revolving credit facility	$—	$—
Term facility	148.1	150.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	75.1	53.8
Capital lease obligations	5.2	5.3
Long-term debt	$1,578.4	$1,559.1

Revolving Credit Facility and Term Facility As of March 31, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At March 31, 2014, we had $501.7 million available under the revolving credit facility.  This availability reflects a reduction of $21.8 million for standby letters of credit issued against the facility.

The revolving credit facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

In the first quarter of 2014, we made a principal payment of $1.9 million on our term facility.

In the first quarter of 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.125% Notes In 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% senior secured notes due 2017. We paid remaining debt issuance costs of $0.2 million in the first quarter of 2014 related to the 5.125% Notes.

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Net proceeds from the 6.25% Notes were used to purchase and redeem the entire $300.0 million outstanding of our 7.875% senior unsecured notes due 2017 (7.875% Notes) and for other general corporate purposes. We paid debt issuance costs of $6.2 million in the first quarter of 2013 related to the 6.25% Notes.

In the first quarter of 2013, we expensed $8.5 million related to tender and redemption premiums, $0.2 million of professional fees and unamortized debt issuance costs of $2.1 million related to the purchase and redemption of the 7.875% Notes. We had been amortizing the debt issuance costs for the 7.875% Notes over the expected life of the borrowing.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2014, $75.1 million was outstanding under these facilities and an additional $19.8 million was available.

The weighted-average interest rate of our long-term debt outstanding was 6.3% at both March 31, 2014 and December 31, 2013.

4. FAIR VALUE

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

Financial instruments   The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of March 31, 2014, are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$7.5	$7.5	$6.1	$6.1	Level 1
Prepaid expenses and other current assets
Currency forward contracts	1.1	1.1	0.7	0.7	Level 2
Other assets and deferred charges
Currency forward contracts	0.2	0.2	—	—	Level 2
Other accrued expenses
Currency forward contracts	0.1	0.1	0.4	0.4	Level 2

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

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Facility	148.1	146.6	150.0	147.8	Level 2
7.75% Notes	200.0	230.0	200.0	227.5	Level 2
6.625% Notes	550.0	596.8	550.0	578.9	Level 2
6.25% Notes	400.0	425.0	400.0	423.0	Level 2
5.125% Notes	200.0	208.2	200.0	206.0	Level 2

5. DERIVATIVES

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates.  Our hedging policy has been developed to manage these risks to an acceptable level based on management’s judgment of the appropriate trade-off among risk, opportunity and cost.  We do not hold financial instruments for trading or speculative purposes.

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  As of March 31, 2014, we have currency forward contracts outstanding with a notional amount of $59.7 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses, indirect inventory and other working capital items.

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain Reclassified During		Gain Expected to
	Gain	Three Months Ended		be Reclassified
	Reclassified into	March 31,		During the
	Net Income	2014	2013	Next 12 Months
		(in millions)

Currency forward contracts	Cost of goods sold	$—	$1.2	$1.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2014	2013
	(in millions)

Service cost	$0.9	$0.9
Interest cost	9.0	8.5
Expected asset return	(12.1)	(11.5)
Amortized loss	1.3	2.4
Amortized prior service cost	—	0.3
Net periodic benefit cost (credit)	$(0.9)	$0.6

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2014	2013
	(in millions)

Service cost	$0.1	$0.1
Interest cost	3.8	3.3
Amortized loss	0.2	0.2
Amortized prior service credit	(0.7)	(0.4)
Net periodic benefit cost	$3.4	$3.2

Due to the availability of our prefunding balances (previous contributions in excess of prior required pension contributions), we are not required to make any cash payments in 2014. We expect our cash outlay for other postretirement benefit obligations in 2014, net of GM cost sharing, to be approximately $17 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)

Beginning balance	$14.3	$29.1
Accruals	4.2	3.2
Settlements	(0.8)	(9.2)
Adjustment to prior period accruals	0.2	(0.2)
Foreign currency translation	0.1	—
Ending balance	$18.0	$22.9

8. INCOME TAXES

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
Income tax expense (benefit) was expense of $7.0 million in the first quarter of 2014 as compared to a benefit of $2.4 million in the first quarter of 2013.  Our effective income tax rate was 17.3% in the first quarter of 2014 as compared to negative 48.1% in the first quarter of 2013. Our income tax expense (benefit) and effective tax rates for the three months ended March 31, 2014 and March 31, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for foreign losses.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended
	March 31,
	2014	2013
	(in millions, except per share data)
Numerator
Net Income	$33.6	$7.3

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	77.0	76.2

Effect of dilutive securities
Dilutive stock-based compensation	0.1	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	77.1	76.2

Basic EPS	$0.44	$0.10

Diluted EPS	$0.44	$0.10

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 1.1 million at March 31, 2014 and 2.3 million at March 31, 2013. The ranges of exercise prices related to the excluded exercisable stock options were $19.54 - $40.83 at March 31, 2014 and $15.58 - $40.83 at March 31, 2013.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and March 31, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2012	$(274.5)		$7.6	$2.3		$(264.6)

Other comprehensive income (loss) before reclassifications	(2.7)	(a)	4.9	1.7		3.9

Amounts reclassified from accumulated other comprehensive income (loss)	1.6	(a)(b)	—	(1.2)	(c)	0.4

Net current period other comprehensive income (loss)	(1.1)		4.9	0.5		4.3

Balance at March 31, 2013	$(275.6)		$12.5	$2.8		$(260.3)

Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

Other comprehensive income before reclassifications	4.5	(a)	7.8	0.9		13.2

Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(a)(b)	—	—	(c)	0.6

Net current period other comprehensive income	5.1		7.8	0.9		13.8

Balance at March 31, 2014	$(192.8)		$(10.8)	$1.2		$(202.4)

(a) The amounts are net of tax of $(2.5) million and $(0.2) million for other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the three months ended March 31, 2014, and $1.5 million and $(0.8) million, respectively, for the three months ended March 31, 2013.

(b) The net amount reclassified from AOCI included $0.8 million in cost of goods sold (COGS) and $(0.2) million in selling, general & administrative expenses (SG&A) for the three months ended March 31, 2014 and $1.2 million in COGS and $0.4 million in SG&A for the three months ended March 31, 2013.

(c) The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc.  The 7.75% Notes, 6.625% Notes, 6.25% Notes and 5.125% Notes are senior unsecured obligations of AAM Inc.; all of which are fully and unconditionally guaranteed by Holdings and substantially all domestic subsidiaries of AAM, Inc, which are 100% indirectly owned by Holdings.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$227.9	$58.0	$572.9	$—	$858.8
Intercompany	—	2.8	58.1	5.9	(66.8)	—
Total net sales	—	230.7	116.1	578.8	(66.8)	858.8
Cost of goods sold	—	231.9	99.6	472.2	(66.8)	736.9
Gross profit (loss)	—	(1.2)	16.5	106.6	—	121.9
Selling, general and administrative expenses	—	48.6	0.1	8.4	—	57.1
Operating income (loss)	—	(49.8)	16.4	98.2	—	64.8
Non-operating income (expense), net	—	(25.8)	2.7	(1.1)	—	(24.2)
Income (loss) before income taxes	—	(75.6)	19.1	97.1	—	40.6
Income tax expense	—	0.4	—	6.6	—	7.0
Earnings (loss) from equity in subsidiaries	33.6	54.5	(9.2)	—	(78.9)	—
Net income (loss) before royalties and dividends	33.6	(21.5)	9.9	90.5	(78.9)	33.6
Royalties and dividends	—	55.1	—	(55.1)	—	—
Net income after royalties and dividends	33.6	33.6	9.9	35.4	(78.9)	33.6
Other comprehensive income	13.8	13.8	7.8	8.9	(30.5)	13.8
Total comprehensive income	$47.4	$47.4	$17.7	$44.3	$(109.4)	$47.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$200.3	$53.9	$501.4	$—	$755.6
Intercompany	—	3.4	57.6	4.9	(65.9)	—
Total net sales	—	203.7	111.5	506.3	(65.9)	755.6
Cost of goods sold	—	198.5	97.2	421.5	(65.9)	651.3
Gross profit	—	5.2	14.3	84.8	—	104.3
Selling, general and administrative expenses	—	48.9	—	10.7	—	59.6
Operating income (loss)	—	(43.7)	14.3	74.1	—	44.7
Non-operating income (expense), net	—	(41.5)	2.7	(1.0)	—	(39.8)
Income (loss) before income taxes	—	(85.2)	17.0	73.1	—	4.9
Income tax benefit	—	(1.6)	—	(0.8)	—	(2.4)
Earnings (loss) from equity in subsidiaries	7.3	40.4	(3.2)	—	(44.5)	—
Net income (loss) before royalties and dividends	7.3	(43.2)	13.8	73.9	(44.5)	7.3
Royalties and dividends	—	50.5	—	(50.5)	—	—
Net income after royalties and dividends	7.3	7.3	13.8	23.4	(44.5)	7.3
Other comprehensive income	4.3	4.3	7.7	8.3	(20.3)	4.3
Total comprehensive income	$11.6	$11.6	$21.5	$31.7	$(64.8)	$11.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2014
Assets
Current assets
Cash and cash equivalents	$—	$9.5	$—	$70.1	$—	$79.6
Accounts receivable, net	—	171.0	32.3	450.8	—	654.1
Inventories, net	—	67.1	33.6	157.3	—	258.0
Other current assets	—	42.5	3.1	70.8	—	116.4
Total current assets	—	290.1	69.0	749.0	—	1,108.1
Property, plant and equipment, net	—	230.9	82.5	754.2	—	1,067.6
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	665.8	45.0	106.8	—	817.6
Investment in subsidiaries	406.8	1,296.4	—	—	(1,703.2)	—
Total assets	$406.8	$2,483.2	$344.3	$1,618.6	$(1,703.2)	$3,149.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$133.6	$45.5	$299.7	$—	$478.8
Other current liabilities	—	108.0	4.7	106.3	—	219.0
Total current liabilities	—	241.6	50.2	406.0	—	697.8
Intercompany payable (receivable)	323.5	(339.7)	(227.0)	243.2	—	—
Long-term debt	—	1,498.1	5.2	75.1	—	1,578.4
Investment in subsidiaries obligation	—	—	9.3	—	(9.3)	—
Other long-term liabilities	—	676.4	0.6	113.2	—	790.2
Total liabilities	323.5	2,076.4	(161.7)	837.5	(9.3)	3,066.4
Total stockholders' equity	83.3	406.8	506.0	781.1	(1,693.9)	83.3
Total liabilities and stockholders’ equity	$406.8	$2,483.2	$344.3	$1,618.6	$(1,703.2)	$3,149.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$36.9	$—	$117.1	$—	$154.0
Accounts receivable, net	—	102.7	25.6	330.2	—	458.5
Inventories, net	—	62.4	34.2	165.2	—	261.8
Other current assets	—	43.8	3.2	76.5	—	123.5
Total current assets	—	245.8	63.0	689.0	—	997.8
Property, plant and equipment, net	—	239.8	83.0	735.7	—	1,058.5
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	671.7	44.8	99.8	—	816.3
Investment in subsidiaries	360.5	1,233.2	—	—	(1,593.7)	—
Total assets	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$106.2	$44.5	$295.1	$—	$445.8
Other current liabilities	—	120.4	4.1	96.8	—	221.3
Total current liabilities	—	226.6	48.6	391.9	—	667.1
Intercompany payable (receivable)	326.9	(390.1)	(219.5)	282.7	—	—
Long-term debt	—	1,500.0	5.3	53.8	—	1,559.1
Investment in subsidiaries obligation	—	—	15.2	—	(15.2)	—
Other long-term liabilities	—	693.5	0.5	75.2	—	769.2
Total liabilities	326.9	2,030.0	(149.9)	803.6	(15.2)	2,995.4
Total stockholders' equity	33.6	360.5	488.5	729.5	(1,578.5)	33.6
Total liabilities and stockholders’ equity	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, (in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net cash provided by (used in) operating activities	$—	$(73.6)	$15.7	$2.4	$—	$(55.5)
Investing activities
Purchases of property, plant and equipment	—	(9.3)	(2.7)	(35.9)	—	(47.9)
Proceeds from sale of property, plant and equipment	—	7.7	—	0.2	—	7.9
Net cash used in investing activities	—	(1.6)	(2.7)	(35.7)	—	(40.0)
Financing activities
Net debt activity	—	(0.1)	(0.1)	20.8	—	20.6
Intercompany activity	0.3	47.5	(12.9)	(34.9)	—	—
Debt issuance costs	—	(0.2)	—	—	—	(0.2)
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Employee stock option exercises	—	0.6	—	—	—	0.6
Net cash provided by (used in) financing activities	—	47.8	(13.0)	(14.1)	—	20.7
Effect of exchange rate changes on cash	—	—	—	0.4	—	0.4
Net decrease in cash and cash equivalents	—	(27.4)	—	(47.0)	—	(74.4)
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$9.5	$—	$70.1	$—	$79.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net cash provided by (used in) operating activities	$—	$(42.1)	$(2.0)	$17.3	$—	$(26.8)
Investing activities
Purchases of property, plant and equipment	—	(13.3)	(2.2)	(32.4)	—	(47.9)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	—	0.1
Proceeds from sale-leaseback of equipment	—	3.9	—	—	—	3.9
Net cash used in investing activities	—	(9.3)	(2.2)	(32.4)	—	(43.9)
Financing activities
Net debt activity	—	99.0	(0.1)	15.8	—	114.7
Intercompany activity	—	(22.7)	4.3	18.4	—	—
Debt issuance costs	—	(6.2)	—	—	—	(6.2)
Net cash provided by financing activities	—	70.1	4.2	34.2	—	108.5
Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6
Net increase in cash and cash equivalents	—	18.7	—	19.7	—	38.4
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$29.3	$—	$71.5	$—	$100.8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 66% of our consolidated net sales in the first quarter of 2014, as compared to 75% in the first quarter of 2013 and 71% for the full-year 2013.

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

We also supply driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives, as well as the 2014 AWD Jeep Cherokee.  Sales to Chrysler were approximately 19% of our consolidated net sales in the first quarter of 2014, as compared to 7% in the first quarter of 2013 and 12% for the full-year 2013. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Mack Trucks Inc., PACCAR Inc., Harley-Davidson Inc., Beijing Benz Automotive Co., Ltd., Nissan Motor Co., Ltd., Deere & Company, Scania AB, Tata Motors, Ford Motor Company and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM increased 53% to $287.8 million in the first quarter of 2014 as compared to $188.1 million in the first quarter of 2013.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Net Sales  Net sales increased by 14% to $858.8 million in the first quarter of 2014 as compared to $755.6 million in the first quarter of 2013.  The increase in sales in the first quarter of 2014 as compared to the first quarter of 2013 primarily reflects higher sales in support of Chrysler's 2014 AWD Jeep Cherokee and heavy-duty Ram full-size pickup trucks. Sales in the first quarter of 2013 reflected the adverse impact of a labor strike at GM's Rayong factory in Thailand, which we estimated to be approximately $12.5 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,655 in the first quarter of 2014 as compared to $1,504 in the first quarter of 2013.  The increase is primarily due to additional content on GM and Chrysler's next generation full-size pickup truck programs. Our 4WD/AWD penetration rate on these vehicle programs increased to 67.5% in the first quarter 2014 as compared to 67.2% in the first quarter of 2013.

Gross Profit  Gross profit increased to $121.9 million in the first quarter of 2014 as compared to $104.3 million in the first quarter of 2013.  Gross margin increased to 14.2% in the first quarter of 2014 as compared to 13.8% in the first quarter of 2013.  The changes in gross profit and margin in the first quarter of 2014, as compared to the first quarter of 2013, primarily reflect the benefit of higher contribution margin on increased sales, as well as lower project expense. Gross profit and margin in the first quarter of 2014 were adversely impacted by the timing of customer launch activity, which was partially offset by a gain of $4.1 million related to the sale of our Detroit Manufacturing Complex (DMC).

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) decreased to $57.1 million or 6.6% of net sales in the first quarter of 2014 as compared to $59.6 million or 7.9% of net sales in the first quarter of 2013.  R&D was $25.8 million in the first quarter of 2014, net of customer engineering, design and development (ED&D) recoveries, as compared to $28.5 million in the first quarter of 2013. The decrease in SG&A in the first quarter of 2014 primarily reflects the favorable impact of lower R&D expense, which includes customer ED&D recoveries.

Operating Income  Operating income increased to $64.8 million in the first quarter of 2014 as compared to $44.7 million in the first quarter of 2013.  Operating margin was 7.5% in the first quarter of 2014 as compared to 5.9% in the first quarter of 2013.  The changes in operating income and operating margin were due to factors discussed in Net Sales and Gross Profit above.

Interest Expense and Investment Income Interest expense was $25.0 million in the first quarter of 2014 as compared to $29.1 million in the first quarter of 2013. The decrease in interest expense reflects the decrease in our weighted-average interest rate in the first quarter of 2014 as compared to the first quarter of 2013 as a result of our refinancing actions taken in 2013. Investment income was $0.3 million in the first quarter of 2014 as compared to $0.1 million in the first quarter of 2013.

The weighted-average interest rate of our long-term debt outstanding was 6.3% in the first quarter of 2014 and 7.7% in the first quarter of 2013.

Other Income (Expense) Following are the components of Other Income (Expense) for the first quarter of 2014 and 2013:

Debt Refinancing and Redemption Costs In the first quarter of 2013, we expensed $11.3 million of unamortized debt issuance costs and prepayment premiums related to the termination of our class C Revolving Credit Facility, the purchase of $172.6 million of our 7.875% Notes pursuant to a tender offer and the subsequent redemption of the remaining $127.4 million of our 7.875% Notes.

Other, Net Other, net, which includes the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries and foreign exchange gains and losses, was income of $0.5 million in the first quarter of both 2014 and 2013.

Income Tax Expense (Benefit)  Income tax expense (benefit) was expense of $7.0 million in the first quarter of 2014 as compared to a benefit of $2.4 million in the first quarter of 2013.  Our effective income tax rate was 17.3% in the first quarter of 2014 as compared to negative 48.1% in the first quarter of 2013. Our income tax expense (benefit) and effective tax rates for the three months ended March 31, 2014 and March 31, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for foreign losses.

Our income tax benefit and effective tax rate for the three months ended March 31, 2013 reflected a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a benefit of $3.3 million relating to an election we made in the first quarter of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

Net Income and Earnings Per Share (EPS) Net income increased to $33.6 million in the first quarter of 2014 as compared to $7.3 million in the first quarter of 2013. Diluted EPS increased to $0.44 in the first quarter of 2014 as compared to $0.10 in the first quarter of 2013. Net income and EPS for the first quarters of 2014 and 2013 were primarily impacted by the factors discussed in Gross Profit and Debt Refinancing and Redemption Costs above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Revolving Credit Facility will be sufficient to meet these needs.

Operating Activities  In the first quarter of 2014, net cash used in operating activities was $55.5 million as compared to $26.8 million in the first quarter of 2013.  The following factors impacted cash used in operating activities in the first quarter of 2014 as compared to the first quarter of 2013:

Accounts receivable Accounts receivable was $654.1 million at March 31, 2014 as compared to $535.3 million at March 31, 2013. The increase in March 31, 2014 accounts receivable balance was primarily due to increased sales in February and March 2014 as compared to February and March 2013, the timing of weekly collections from our largest customer and an increase in deferred revenue, as described below.

Deferred revenue In the first quarter of 2014, we reached an agreement with GM to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $13.8 million in the first quarter of 2014 and recorded a receivable for $20.6 million that we expect to receive in three equal installments over the remaining three quarters of 2014. We recorded deferred revenue of $34.4 million, and in the first quarter of 2014, we recognized revenue of $0.3 million related to this agreement. As of March 31, 2014, we have $7.2 million of deferred revenue that is classified as a current liability and $26.9 million of deferred revenue that is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We received $5.7 million in the first quarter of 2014 and recorded a receivable for $3.6 million that we expect to receive in the second quarter of 2014 related to this agreement. As of March 31, 2014, we recorded deferred revenue of $9.3 million, $1.1 million of which is classified as a current liability and $8.2 million is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Interest paid Interest paid in the first quarter of 2014 was $14.1 million as compared to $27.2 million in the first quarter of 2013. The decrease primarily relates to the timing of interest payments on our 5.125% Notes, which were issued in 2013 as compared to our 9.25% Notes and 7.875% Notes which were purchased and redeemed in 2013.

Pension and other postretirement benefits  Due to the availability of our prefunding balances (previous contributions in excess of prior required pension contributions), we are not required to make any cash payments in 2014. We expect our cash outlay for other postretirement benefit obligations in 2014, net of GM cost sharing, to be approximately $17 million.

Investing Activities  Capital expenditures were $47.9 million in the first quarter of both 2014 and 2013.  We expect our capital spending to approximate 6.5% of sales, which includes support for our significant global program launches in 2014 within our new and incremental business backlog.

In the first quarter of 2014, we sold our Detroit Manufacturing Complex and received net proceeds of $9.2 million related to this transaction. For the first quarter of 2014, we have classified $7.2 million of these proceeds, which represents the amount related to the land and building for which we will have no future continuing involvement, in the Investing Activities section of our Condensed Consolidated Statement of Cash Flows.

In the first quarter of 2013, we received proceeds of $3.9 million related to a sale-leaseback transaction for equipment used in production.

Financing Activities  In the first quarter of 2014, net cash provided by financing activities was $20.7 million as compared to $108.5 million in the first quarter of 2013.  Total long-term debt outstanding increased $19.3 million in the first quarter of 2014 to $1,578.4 million as compared to $1,559.1 million at year-end 2013, primarily as a result of additional borrowings on our foreign credit facilities during the quarter.

Revolving Credit Facility and Term Facility As of March 31, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At March 31, 2014, we had $501.7 million available under the revolving credit facility.  This availability reflects a reduction of $21.8 million for standby letters of credit issued against the facility.

The revolving credit facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

In the first quarter of 2014, we made a principal payment of $1.9 million on our term facility.

5.125% Notes In 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% senior secured notes due 2017. We paid remaining debt issuance costs of $0.2 million in the first quarter of 2014 related to the 5.125% Notes.

6.25% Notes In the first quarter of 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Net proceeds from the 6.25% Notes were used to purchase and redeem the entire $300.0 million outstanding of our 7.875% senior unsecured notes due 2017 (7.875% Notes) and for other general corporate purposes. We paid debt issuance costs of $6.2 million in the first quarter of 2013 related to the 6.25% Notes.

In the first quarter of 2013, we expensed $8.5 million related to tender and redemption premiums, $0.2 million of professional fees and unamortized debt issuance costs of $2.1 million related to the purchase and redemption of the 7.875% Notes. We had been amortizing the debt issuance costs for the 7.875% Notes over the expected life of the borrowing.

We utilize foreign credit facilities and uncommitted lines of credit to finance working capital needs.  At March 31, 2014, $75.1 million was outstanding with an additional $19.8 million available under these facilities.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2014, and we do not expect such expenditures to be significant for the remainder of 2014.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  At March 31, 2014, we had currency forward contracts with a notional amount of $59.7 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $5.4 million at March 31, 2014.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2014, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impacts of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at March 31, 2014) on our long-term debt outstanding at March 31, 2014 would be approximately $2.2 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2014, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2014, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended March, 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	—	$—	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 - March 31, 2014	14,127	19.70	—	—
Total	14,127	$19.70	—	—

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
(Registrant)

/s/ Michael K. Simonte
Michael K. Simonte
Executive Vice President & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
May 2, 2014

EXHIBIT INDEX

Number	Description of Exhibit

*10.1	Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the 2012 Omnibus Incentive Plan

*31.1	Certification of David C. Dauch, President & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Michael K. Simonte, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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