Form 10-Q
period 2014-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2014-08-01
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 30, 2014, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 75,757,139 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions, except per share data)

Net sales	$946.9	$799.6	$1,805.7	$1,555.2

Cost of goods sold	797.9	677.4	1,534.8	1,328.7

Gross profit	149.0	122.2	270.9	226.5

Selling, general and administrative expenses	61.5	60.5	118.6	120.1

Operating income	87.5	61.7	152.3	106.4

Interest expense	(25.1)	(28.8)	(50.1)	(57.9)

Investment income	0.3	0.2	0.6	0.3

Other income (expense)
Debt refinancing and redemption costs	—	0.1	—	(11.2)
Other, net	0.8	(2.0)	1.3	(1.5)

Income before income taxes	63.5	31.2	104.1	36.1

Income tax expense	11.3	5.4	18.3	3.0

Net income	52.2	25.8	85.8	33.1

Basic earnings per share	$0.67	$0.34	$1.11	$0.43

Diluted earnings per share	$0.67	$0.34	$1.11	$0.43

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$52.2	$25.8	$85.8	$33.1

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax (a)	0.6	1.7	5.7	0.6
Foreign currency translation adjustments	3.6	(21.7)	11.4	(16.8)
Change in derivatives	0.5	(2.1)	1.4	(1.6)
Other comprehensive income (loss)	4.7	(22.1)	18.5	(17.8)

Comprehensive income	$56.9	$3.7	$104.3	$15.3

(a)
Amounts are net of tax of $(0.2) million and $(2.9) million for the three and six months ended June 30, 2014, respectively, and $(0.8) million and $(0.1) million for the three and six months ended June 30, 2013, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$128.9	$154.0
Accounts receivable, net	648.2	458.5
Inventories, net	255.7	261.8
Prepaid expenses and other current assets	114.0	123.5
Total current assets	1,146.8	997.8

Property, plant and equipment, net	1,077.0	1,058.5
Deferred income taxes	333.0	341.8
Goodwill	156.2	156.4
GM postretirement cost sharing asset	234.9	242.0
Other assets and deferred charges	253.5	232.5
Total assets	$3,201.4	$3,029.0

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$509.7	$445.8
Accrued compensation and benefits	92.3	110.1
Deferred revenue	22.5	17.0
Accrued expenses and other current liabilities	97.0	94.2
Total current liabilities	721.5	667.1

Long-term debt	1,545.7	1,559.1
Deferred revenue	106.4	76.4
Postretirement benefits and other long-term liabilities	684.4	692.8
Total liabilities	3,058.0	2,995.4

Stockholders' equity
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	618.6	612.8
Accumulated deficit	(95.5)	(181.3)
Treasury stock at cost, 6.1 million shares as of June 30, 2014 and 6.0 million shares as of December 31, 2013	(182.8)	(182.5)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(192.2)	(197.9)
Foreign currency translation adjustments	(7.2)	(18.6)
Unrecognized gain on derivatives	1.7	0.3
Total stockholders’ equity	143.4	33.6
Total liabilities and stockholders' equity	$3,201.4	$3,029.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(in millions)
Operating activities
Net income	$85.8	$33.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	95.0	83.7
Deferred income taxes	4.9	(1.5)
Stock-based compensation	4.6	3.2
Pensions and other postretirement benefits, net of contributions	1.4	5.9
Gain on disposal of property, plant and equipment, net	(4.0)	(3.5)
Debt refinancing and redemption costs	—	2.5
Changes in operating assets and liabilities
Accounts receivable	(187.3)	(99.1)
Inventories	8.4	(12.3)
Accounts payable and accrued expenses	53.1	51.1
Deferred revenue	35.6	(3.8)
Other assets and liabilities	(15.1)	(26.1)
Net cash provided by operating activities	82.4	33.2

Investing activities
Purchases of property, plant and equipment	(103.7)	(121.5)
Proceeds from sale of property, plant and equipment	8.3	4.9
Proceeds from sale-leaseback of equipment	—	16.0
Net cash used in investing activities	(95.4)	(100.6)

Financing activities
Net short-term repayments under credit facilities	(2.0)	(12.0)
Payments of long-term debt and capital lease obligations	(14.2)	(307.3)
Proceeds from issuance of long-term debt	2.8	410.0
Debt issuance costs	(0.3)	(6.6)
Purchase of treasury stock	(0.3)	(0.1)
Employee stock option exercises	1.2	0.8
Net cash provided by (used in) financing activities	(12.8)	84.8

Effect of exchange rate changes on cash	0.7	(0.9)

Net increase (decrease) in cash and cash equivalents	(25.1)	16.5

Cash and cash equivalents at beginning of period	154.0	62.4

Cash and cash equivalents at end of period	$128.9	$78.9

Supplemental cash flow information
Interest paid	$41.9	$55.9
Income taxes paid, net of refunds	$5.7	$8.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Revenue Recognition In the first quarter of 2014, we reached an agreement with General Motors Company (GM) to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $20.6 million in the first six months of 2014 and recorded a receivable for the remaining $13.7 million that we expect to receive in two equal installments over the next two quarters of 2014. We initially recorded deferred revenue of $34.4 million related to this agreement. We will recognize this deferred revenue into sales over the life of the program on a straight line basis over approximately 5 years, which is the period we expect GM to benefit from this capacity and mix change. In the first six months of 2014, we recognized revenue of $2.1 million related to this agreement. As of June 30, 2014, we have $7.2 million of deferred revenue that is classified as a current liability and $25.1 million of deferred revenue that is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We received $9.3 million in the first six months of 2014 related to this agreement. As of June 30, 2014, we recorded deferred revenue of $9.3 million, $1.1 million of which is classified as a current liability and $8.2 million is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet. We will recognize this deferred revenue into sales over the life of the program on a straight-line basis over approximately 8 years, which is the period we expect GM to benefit from this agreement. We will begin recognizing this deferred revenue as revenue in the third quarter of 2014 when this program is launched in certain markets.

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

In May 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for AAM at the beginning of our 2017 fiscal year and early adoption is not permitted.  We are currently assessing the impact that this standard will have on our consolidated financial statements.

2. INVENTORIES

We state our inventories at the lower of cost or market.  The cost of our inventories is determined using the FIFO method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(in millions)

Raw materials and work-in-progress	$252.0	$263.4
Finished goods	31.5	25.7
Gross inventories	283.5	289.1
Inventory valuation reserves	(27.8)	(27.3)
Inventories, net	$255.7	$261.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(in millions)

Revolving Credit Facility	$—	$—
Term Facility	146.3	150.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	44.3	53.8
Capital lease obligations	5.1	5.3
Long-term debt	$1,545.7	$1,559.1

Revolving Credit Facility and Term Facility As of June 30, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At June 30, 2014, we had $501.7 million available under the revolving credit facility.  This availability reflects a reduction of $21.8 million for standby letters of credit issued against the facility. We paid remaining debt issuance costs of $0.1 million in the first six months of 2014 related to the revolving credit facility and term facility.

The revolving credit facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

In the first six months of 2014, we made principal payments of $3.7 million on our term facility.

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

7.875% Notes In the first quarter of 2013, we expensed $8.5 million related to tender and redemption premiums, $0.1 million of professional fees and unamortized debt issuance costs of $2.1 million related to the purchase and redemption of the 7.875% Notes. We had been amortizing the debt issuance costs for the 7.875% Notes over the expected life of the borrowing.

5.125% Notes In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% senior secured notes due 2017. We paid remaining debt issuance costs of $0.2 million in the first six months of 2014 related to the 5.125% Notes.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2014, $44.3 million was outstanding under these facilities and an additional $53.0 million was available.

The weighted-average interest rate of our long-term debt outstanding was 6.4% at June 30, 2014 and 6.3% as of December 31, 2013.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of June 30, 2014, are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$25.8	$25.8	$6.1	$6.1	Level 1
Prepaid expenses and other current assets
Currency forward contracts	1.6	1.6	0.7	0.7	Level 2
Other assets and deferred charges
Currency forward contracts	0.1	0.1	—	—	Level 2
Other accrued expenses
Currency forward contracts	—	—	0.4	0.4	Level 2

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Facility	146.3	144.8	150.0	147.8	Level 2
7.75% Notes	200.0	229.5	200.0	227.5	Level 2
6.625% Notes	550.0	602.3	550.0	578.9	Level 2
6.25% Notes	400.0	429.0	400.0	423.0	Level 2
5.125% Notes	200.0	210.0	200.0	206.0	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  As of June 30, 2014, we have currency forward contracts outstanding with a notional amount of $78.9 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses, indirect inventory and other working capital items.

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain Reclassified				Gain Expected to be
	Gain	Three Months Ended		Six Months Ended		Reclassified
	Reclassified into	June 30,		June 30,		During the
	Net Income	2014	2013	2014	2013	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.2	$0.9	$0.2	$2.1	$1.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$0.9	$0.9	$1.8	$1.8
Interest cost	9.0	8.5	18.0	17.0
Expected asset return	(12.1)	(11.5)	(24.2)	(23.0)
Amortized loss	1.3	2.4	2.6	4.8
Amortized prior service cost	—	0.3	—	0.6
Net periodic benefit cost (credit)	$(0.9)	$0.6	$(1.8)	$1.2

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.8	3.3	7.6	6.6
Amortized loss	0.2	0.2	0.4	0.4
Amortized prior service credit	(0.7)	(0.5)	(1.4)	(0.9)
Net periodic benefit cost	$3.4	$3.1	$6.8	$6.3

Due to the availability of our prefunding balances (previous contributions in excess of prior required pension contributions), we are not required to make any cash payments in 2014. We expect our cash payments for other postretirement benefit obligations in 2014, net of GM cost sharing, to be approximately $17 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Beginning balance	$18.0	$22.9	$14.3	$29.1
Accruals	2.2	2.5	6.4	5.7
Settlements	(0.2)	(1.3)	(1.0)	(10.5)
Adjustment to prior period accruals, net	(1.8)	(0.7)	(1.6)	(0.9)
Foreign currency translation	—	(0.2)	0.1	(0.2)
Ending balance	$18.2	$23.2	$18.2	$23.2

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

Income tax expense was $11.3 million in the three months ended June 30, 2014 as compared to $5.4 million in the three months ended June 30, 2013.  Our effective income tax rate was 17.8% in the second quarter of 2014 as compared to 17.2% in the second quarter of 2013.

Income tax expense was $18.3 million in the first six months of 2014 as compared to $3.0 million in the first six months of 2013.  Our effective income tax rate was 17.6% in the first six months of 2014 as compared to 8.3% in the first six months of 2013.

Our income tax expense and effective tax rate for the three and six months ended June 30, 2014 and June 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Additionally, in the first quarter of 2013, we recorded a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in the first six months of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

In the three months ended June 30, 2013, we settled a transfer pricing examination of our 2006 income tax return with the Mexican tax authorities. This settlement resulted in a reduction of our liability for unrecognized income tax benefits and a cash payment of $4.7 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Numerator
Net income	$52.2	$25.8	$85.8	$33.1

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	77.4	76.8	77.2	76.5

Effect of dilutive securities
Dilutive stock-based compensation	0.1	0.1	0.1	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	77.5	76.9	77.3	76.5

Basic EPS	$0.67	$0.34	$1.11	$0.43

Diluted EPS	$0.67	$0.34	$1.11	$0.43

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 1.0 million at June 30, 2014 and 2.3 million at June 30, 2013. The range of exercise prices related to the excluded exercisable stock options was $19.54 - $40.83 at June 30, 2014 and $15.58 - $40.83 at June 30, 2013.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended June 30, 2014 and June 30, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at March 31, 2014	$(192.8)		$(10.8)	$1.2		$(202.4)

Other comprehensive income (loss) before reclassifications	—		3.6	0.7		4.3

Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(a)(b)	—	(0.2)	(c)	0.4

Net current period other comprehensive income (loss)	0.6		3.6	0.5		4.7

Balance at June 30, 2014	$(192.2)		$(7.2)	$1.7		$(197.7)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at March 31, 2013	$(275.6)		$12.5	$2.8		$(260.3)

Other comprehensive loss before reclassifications	—		(21.7)	(1.2)		(22.9)

Amounts reclassified from accumulated other comprehensive income (loss)	1.7	(a)(b)	—	(0.9)	(c)	0.8

Net current period other comprehensive income (loss)	1.7		(21.7)	(2.1)		(22.1)

Balance at June 30, 2013	$(273.9)		$(9.2)	$0.7		$(282.4)

(a)	The amounts are net of tax of $(0.2) million for the amounts reclassified from AOCI for the three months ended June 30, 2014, and $(0.8) million for the three months ended June 30, 2013.

(b)
The net amount reclassified from AOCI included $0.8 million in cost of goods sold (COGS) and $(0.2) million in selling, general & administrative expenses (SG&A) for the three months ended June 30, 2014 and $1.2 million in COGS and $0.5 million in SG&A for the three months ended June 30, 2013.

(c)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the six months ended June 30, 2014 and June 30, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

Other comprehensive income (loss) before reclassifications	4.5	(a)	11.4	1.6		17.5

Amounts reclassified from accumulated other comprehensive income (loss)	1.2	(a)(b)	—	(0.2)	(c)	1.0

Net current period other comprehensive income (loss)	5.7		11.4	1.4		18.5

Balance at June 30, 2014	$(192.2)		$(7.2)	$1.7		$(197.7)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2012	$(274.5)		$7.6	$2.3		$(264.6)

Other comprehensive income (loss) before reclassifications	(2.7)	(a)	(16.8)	0.5		(19.0)

Amounts reclassified from accumulated other comprehensive income (loss)	3.3	(a)(b)	—	(2.1)	(c)	1.2

Net current period other comprehensive income (loss)	0.6		(16.8)	(1.6)		(17.8)

Balance at June 30, 2013	$(273.9)		$(9.2)	$0.7		$(282.4)

(a)
The amounts are net of tax of $(2.4) million and $(0.5) million for other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the six months ended June 30, 2014, and $1.5 million and $(1.6) million, respectively, for the six months ended June 30, 2013.

(b)
The net amount reclassified from AOCI included $1.7 million in COGS and $(0.5) million in SG&A for the six months ended June 30, 2014 and $2.3 million in COGS and $1.0 million in SG&A for the six months ended June 30, 2013.

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

Condensed Consolidating Statements of Income
Three Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$298.0	$59.0	$589.9	$—	$946.9
Intercompany	—	3.0	62.5	6.1	(71.6)	—
Total net sales	—	301.0	121.5	596.0	(71.6)	946.9
Cost of goods sold	—	288.5	102.9	478.1	(71.6)	797.9
Gross profit	—	12.5	18.6	117.9	—	149.0
Selling, general and administrative expenses	—	52.0	0.1	9.4	—	61.5
Operating income (loss)	—	(39.5)	18.5	108.5	—	87.5
Non-operating income (expense), net	—	(25.9)	2.4	(0.5)	—	(24.0)
Income (loss) before income taxes	—	(65.4)	20.9	108.0	—	63.5
Income tax expense	—	6.0	0.1	5.2		11.3
Earnings (loss) from equity in subsidiaries	52.2	68.0	(7.0)	—	(113.2)	—
Net income (loss) before royalties and dividends	52.2	(3.4)	13.8	102.8	(113.2)	52.2
Royalties and dividends	—	55.6	—	(55.6)	—	—
Net income after royalties and dividends	52.2	52.2	13.8	47.2	(113.2)	52.2
Other comprehensive income (loss)	4.7	4.7	3.3	2.6	(10.6)	4.7
Comprehensive income	$56.9	$56.9	$17.1	$49.8	$(123.8)	$56.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$211.3	$58.8	$529.5	$—	$799.6
Intercompany	—	4.6	56.3	2.4	(63.3)	—
Total net sales	—	215.9	115.1	531.9	(63.3)	799.6
Cost of goods sold	—	197.7	98.9	444.1	(63.3)	677.4
Gross profit	—	18.2	16.2	87.8	—	122.2
Selling, general and administrative expenses	—	52.3	—	8.2	—	60.5
Operating income (loss)	—	(34.1)	16.2	79.6	—	61.7
Non-operating income (expense), net	—	(29.3)	2.7	(3.9)	—	(30.5)
Income (loss) before income taxes	—	(63.4)	18.9	75.7	—	31.2
Income tax expense (benefit)	—	(12.3)	—	17.7	—	5.4
Earnings (loss) from equity in subsidiaries	25.8	24.5	(9.7)	—	(40.6)	—
Net income (loss) before royalties and dividends	25.8	(26.6)	9.2	58.0	(40.6)	25.8
Royalties and dividends	—	52.4	—	(52.4)	—	—
Net income after royalties and dividends	25.8	25.8	9.2	5.6	(40.6)	25.8
Other comprehensive loss	(22.1)	(22.1)	(21.3)	(24.4)	67.8	(22.1)
Comprehensive income (loss)	$3.7	$3.7	$(12.1)	$(18.8)	$27.2	$3.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$525.9	$117.0	$1,162.8	$—	$1,805.7
Intercompany	—	5.8	120.7	12.0	(138.5)	—
Total net sales	—	531.7	237.7	1,174.8	(138.5)	1,805.7
Cost of goods sold	—	520.4	202.5	950.4	(138.5)	1,534.8
Gross profit	—	11.3	35.2	224.4	—	270.9
Selling, general and administrative expenses	—	100.6	0.1	17.9	—	118.6
Operating income (loss)	—	(89.3)	35.1	206.5	—	152.3
Non-operating income (expense), net	—	(51.7)	5.1	(1.6)	—	(48.2)
Income (loss) before income taxes	—	(141.0)	40.2	204.9	—	104.1
Income tax expense	—	6.5	0.2	11.6	—	18.3
Earnings (loss) from equity in subsidiaries	85.8	122.5	(16.2)	—	(192.1)	—
Net income (loss) before royalties and dividends	85.8	(25.0)	23.8	193.3	(192.1)	85.8
Royalties and dividends	—	110.8	—	(110.8)	—	—
Net income after royalties and dividends	85.8	85.8	23.8	82.5	(192.1)	85.8
Other comprehensive income	18.5	18.5	11.2	11.5	(41.2)	18.5
Comprehensive income	$104.3	$104.3	$35.0	$94.0	$(233.3)	$104.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$411.6	$112.7	$1,030.9	$—	$1,555.2
Intercompany	—	8.0	113.9	7.3	(129.2)	—
Total net sales	—	419.6	226.6	1,038.2	(129.2)	1,555.2
Cost of goods sold	—	396.2	196.1	865.6	(129.2)	1,328.7
Gross profit	—	23.4	30.5	172.6	—	226.5
Selling, general and administrative expenses	—	101.2	—	18.9	—	120.1
Operating income (loss)	—	(77.8)	30.5	153.7	—	106.4
Non-operating income (expense), net	—	(70.8)	5.4	(4.9)	—	(70.3)
Income (loss) before income taxes	—	(148.6)	35.9	148.8	—	36.1
Income tax expense (benefit)	—	(13.9)	—	16.9	—	3.0
Earnings (loss) from equity in subsidiaries	33.1	64.9	(12.9)	—	(85.1)	—
Net income (loss) before royalties and dividends	33.1	(69.8)	23.0	131.9	(85.1)	33.1
Royalties and dividends	—	102.9	—	(102.9)	—	—
Net income after royalties and dividends	33.1	33.1	23.0	29.0	(85.1)	33.1
Other comprehensive loss	(17.8)	(17.8)	(13.6)	(16.1)	47.5	(17.8)
Comprehensive income	$15.3	$15.3	$9.4	$12.9	$(37.6)	$15.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
June 30, 2014
Assets
Current assets
Cash and cash equivalents	$—	$22.0	$—	$106.9	$—	$128.9
Accounts receivable, net	—	175.8	30.7	441.7	—	648.2
Inventories, net	—	63.7	32.7	159.3	—	255.7
Other current assets	—	40.3	2.8	70.9	—	114.0
Total current assets	—	301.8	66.2	778.8	—	1,146.8
Property, plant and equipment, net	—	227.3	82.7	767.0	—	1,077.0
Goodwill	—	—	147.9	8.3	—	156.2
Other assets and deferred charges	—	662.5	45.5	113.4	—	821.4
Investment in subsidiaries	466.8	1,362.7	—	—	(1,829.5)	—
Total assets	$466.8	$2,554.3	$342.3	$1,667.5	$(1,829.5)	$3,201.4
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$148.7	$48.3	$312.7	$—	$509.7
Other current liabilities	—	110.9	5.1	95.8	—	211.8
Total current liabilities	—	259.6	53.4	408.5	—	721.5
Intercompany payable (receivable)	323.4	(341.5)	(244.7)	262.8	—	—
Long-term debt	—	1,496.3	5.1	44.3	—	1,545.7
Investment in subsidiaries obligation	—	—	10.9	—	(10.9)	—
Other long-term liabilities	—	673.1	0.6	117.1	—	790.8
Total liabilities	323.4	2,087.5	(174.7)	832.7	(10.9)	3,058.0
Total stockholders’ equity	143.4	466.8	517.0	834.8	(1,818.6)	143.4
Total liabilities and stockholders’ equity	$466.8	$2,554.3	$342.3	$1,667.5	$(1,829.5)	$3,201.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$36.9	$—	$117.1	$—	$154.0
Accounts receivable, net	—	102.7	25.6	330.2	—	458.5
Inventories, net	—	62.4	34.2	165.2	—	261.8
Other current assets	—	43.8	3.2	76.5	—	123.5
Total current assets	—	245.8	63.0	689.0	—	997.8
Property, plant and equipment, net	—	239.8	83.0	735.7	—	1,058.5
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	671.7	44.8	99.8	—	816.3
Investment in subsidiaries	360.5	1,233.2	—	—	(1,593.7)	—
Total assets	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$106.2	$44.5	$295.1	$—	$445.8
Other current liabilities	—	120.4	4.1	96.8	—	221.3
Total current liabilities	—	226.6	48.6	391.9	—	667.1
Intercompany payable (receivable)	326.9	(390.1)	(219.5)	282.7	—	—
Long-term debt	—	1,500.0	5.3	53.8	—	1,559.1
Investment in subsidiaries obligation	—	—	15.2	—	(15.2)	—
Other long-term liabilities	—	693.5	0.5	75.2	—	769.2
Total liabilities	326.9	2,030.0	(149.9)	803.6	(15.2)	2,995.4
Total stockholders’ equity	33.6	360.5	488.5	729.5	(1,578.5)	33.6
Total liabilities and stockholders’ equity	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net cash provided by (used in) operating activities	$—	$(53.1)	$50.6	$84.9	$—	$82.4
Investing activities
Purchases of property, plant and equipment	—	(19.7)	(6.4)	(77.6)	—	(103.7)
Proceeds from sale of property, plant and equipment	—	7.8	0.1	0.4	—	8.3
Net cash used in investing activities	—	(11.9)	(6.3)	(77.2)	—	(95.4)
Financing activities
Net debt activity	—	(3.0)	(0.2)	(10.2)	—	(13.4)
Intercompany activity	0.3	52.2	(44.1)	(8.4)	—	—
Debt issuance costs	—	(0.3)	—	—	—	(0.3)
Employee stock option exercises	—	1.2	—	—	—	1.2
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Net cash provided by (used in) financing activities	—	50.1	(44.3)	(18.6)	—	(12.8)
Effect of exchange rate changes on cash	—	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents	—	(14.9)	—	(10.2)	—	(25.1)
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$22.0	$—	$106.9	$—	$128.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net cash provided by (used in) operating activities	$—	$(35.0)	$38.3	$29.9	$—	$33.2
Investing activities
Purchases of property, plant and equipment	—	(35.2)	(4.2)	(82.1)	—	(121.5)
Proceeds from sale of property, plant and equipment	—	4.9	—	—	—	4.9
Proceeds from sale -leaseback of equipment	—	16.0	—	—		16.0
Net cash used in investing activities	—	(14.3)	(4.2)	(82.1)	—	(100.6)
Financing activities
Net debt activity	—	98.0	(0.2)	(7.1)	—	90.7
Intercompany activity	0.1	(50.8)	(33.9)	84.6	—	—
Debt issuance costs	—	(6.6)	—	—	—	(6.6)
Employee stock option exercises	—	0.8	—	—	—	0.8
Purchase of treasury stock	(0.1)	—	—	—	—	(0.1)
Net cash provided by (used in) financing activities	—	41.4	(34.1)	77.5	—	84.8
Effect of exchange rate changes on cash	—	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	—	(7.9)	—	24.4	—	16.5
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$2.7	$—	$76.2	$—	$78.9

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 68% of our consolidated net sales in the first six months of 2014, 74% of our consolidated net sales in the first six months of 2013 and 71% of our consolidated net sales for the full year 2013.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 18% of our total net sales in the first six months of 2014 as compared to 8% for the first six months of 2013 and 12% for the full-year 2013. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., PACCAR Inc., Harley-Davidson Inc., Nissan Motor Co. Ltd., Deere & Company, Ford Motor Company, Tata Motors, Beijing Benz Automotive Co., Ltd. and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased by 42% to $585.9 million in the first six months of 2014 as compared to $411.9 million in the first six months of 2013.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Net Sales  Net sales increased to $946.9 million in the second quarter of 2014 as compared to $799.6 million in the second quarter of 2013.  Our sales in the second quarter of 2014, as compared to the second quarter of 2013, reflect an increase of approximately 17% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler. The increase in sales in the second quarter of 2014 also reflects higher sales in support of Chrysler's AWD Jeep Cherokee.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased by 5.5% to $1,640 in the second quarter of 2014 as compared to $1,554 in the second quarter of 2013.  Our 4WD/AWD penetration rate on these vehicle programs increased to 66.6% in the second quarter of 2014 as compared to 65.7% in the second quarter of 2013.

Gross Profit   Gross profit increased to $149.0 million in the second quarter of 2014 as compared to $122.2 million in the second quarter of 2013.  Gross margin increased to 15.7% in the second quarter of 2014 as compared to 15.3% in the second quarter of 2013.  The increase in gross profit in the second quarter of 2014, as compared to the second quarter of 2013, primarily reflects the benefit of higher contribution margin on increased sales.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $61.5 million or 6.5% of net sales in the second quarter of 2014 as compared to $60.5 million or 7.6% of net sales in the second quarter of 2013.  R&D was $24.4 million in the second quarter of 2014 as compared to $27.3 million in the second quarter of 2013.

Operating Income  Operating income increased to $87.5 million in the second quarter of 2014 as compared to $61.7 million in the second quarter of 2013.  Operating margin increased to 9.2% in the second quarter of 2014 as compared to 7.7% in the second quarter of 2013.  The changes in operating income and operating margin were due to factors discussed in Gross Profit above.

Interest Expense and Investment Income  Interest expense was $25.1 million in the second quarter of 2014 as compared to $28.8 million in the second quarter of 2013.  The decrease in interest expense reflects the decrease in our weighted-average interest rate in the second quarter of 2014 as compared to the second quarter of 2013. Investment income was $0.3 million in the second quarter of 2014 as compared to $0.2 million in the second quarter of 2013.

The weighted-average interest rate of our long-term debt outstanding was 6.2% in the second quarter of 2014 and 7.4% in the second quarter of 2013.

Other, net Other, net, which includes foreign exchange gains and losses and the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries, was income of $0.8 million in the second quarter of 2014 and expense of $2.0 million in the second quarter of 2013.

Income Tax Expense  Income tax expense was $11.3 million in the second quarter of 2014 as compared to $5.4 million in the second quarter of 2013.  Our effective income tax rate was 17.8% in the second quarter of 2014 as compared to 17.2% in the second quarter of 2013.

Our income tax expense and effective tax rate for the three months ended June 30, 2014 and June 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share (EPS) Net income increased to $52.2 million in the second quarter of 2014 as compared to $25.8 million in the second quarter of 2013. Diluted EPS increased to $0.67 in the second quarter of 2014 as compared to $0.34 in the second quarter of 2013. Net income and EPS for the second quarters of 2014 and 2013 were primarily impacted by the factors discussed in Net Sales and Gross Profit above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Net Sales  Net sales increased to $1,805.7 million in the first six months of 2014 as compared to $1,555.2 million in the first six months of 2013. The increase in sales in the first six months of 2014 as compared to the first six months of 2013 primarily reflects an increase of approximately 9% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler and higher sales in support of Chrysler's AWD Jeep Cherokee. Sales in the first six months of 2013 also reflect the adverse impact of the labor strike at General Motors' Rayong factory in Thailand, which we estimate to be approximately $12.5 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased by 7.7% to $1,647 in the first six months of 2014 as compared to $1,529 in the first six months of 2013. Our 4WD/AWD penetration rate increased to 67.0% in the first six months of 2014 as compared to 66.4% in the first six months of 2013.

Gross Profit  Gross profit increased to $270.9 million in the first six months of 2014 as compared to $226.5 million in the first six months of 2013.  Gross margin was 15.0% in the first six months of 2014 as compared to 14.6% in the first six months of 2013.  The changes in gross profit and margin in the first six months of 2014, as compared to the first six months of 2013, primarily reflect the benefit of higher contribution margin on increased sales, as well as lower launch preparation costs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $118.6 million or 6.6% of net sales in the first six months of 2014 as compared to $120.1 million or 7.7% of net sales in the first six months of 2013.  R&D was $50.2 million in the first six months of 2014 as compared to $55.8 million in the first six months of 2013.

Operating Income  Operating income increased to $152.3 million in the first six months of 2014 as compared to $106.4 million in the first six months of 2013.  Operating margin increased to 8.4% in the first six months of 2014 as compared to 6.8% in the first six months of 2013.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $50.1 million in the first six months of 2014 as compared to $57.9 million in the first six months of 2013.  The decrease in interest expense reflects the decrease in our weighted-average interest rate in the first six months of 2014 as compared to the first six months of 2013. Investment income was $0.6 million in the first six months of 2014 as compared to $0.3 million in the first six months of 2013.

The weighted-average interest rate of our long-term debt outstanding was 6.3% in the first six months of 2014 and 7.6% in the first six months of 2013.

Other Income (Expense) Following are the components of Other income (expense) for the first six months of 2014 and 2013:

Debt refinancing and redemption costs In the first six months of 2013, we expensed $11.2 million of unamortized debt issuance costs and prepayment premiums related to the termination of our class C revolving credit facility, the purchase of $172.6 million of our 7.875% senior unsecured notes (7.875% Notes) pursuant to a tender offer and the subsequent redemption of the remaining $127.4 million of our 7.875% Notes.

Other, net Other, net, which includes foreign exchange gains and losses and the net effect of our proportionate share of earnings from equity in unconsolidated subsidiaries, was income of $1.3 million in the first six months of 2014 as compared to expense of $1.5 million in the first six months of 2013.

Income Tax Expense  Income tax expense was $18.3 million in the first six months of 2014 as compared to $3.0 million in the first six months of 2013.  Our effective income tax rate was 17.6% in the first six months of 2014 as compared to 8.3% in the first six months of 2013. Our income tax expense and effective tax rates for the six months ended June 30, 2014 and June 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for foreign losses.

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

Net Income and Earnings Per Share (EPS)  Net income was $85.8 million in the first six months of 2014 as compared to $33.1 million in the first six months of 2013.  Diluted earnings per share was $1.11 in the first six months of 2014 as compared to $0.43 in the first six months of 2013.  Net income and EPS for the first six months of 2014 and 2013 were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense and Debt Refinancing and Redemption Costs above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

Operating Activities  In the first six months of 2014, net cash provided by operating activities was $82.4 million as compared to $33.2 million in the first six months of 2013.  The following factors impacted cash provided by operating activities in the first six months of 2014 as compared to the first six months of 2013:

Accounts Receivable Accounts receivable was $648.2 million at June 30, 2014 as compared to $559.5 million at June 30, 2013. The increase in June 30, 2014 accounts receivable balance was primarily due to increased sales in May and June 2014 as compared to May and June 2013, the timing of weekly collections from GM and an increase in receivables related to commercial agreements reached with GM in the first quarter of 2014.

Deferred Revenue In the first quarter of 2014, we reached an agreement with GM to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $20.6 million in the first six months of 2014 and recorded a receivable for the remaining $13.7 million that we expect to receive in two equal installments over the next two quarters of 2014. We initially recorded deferred revenue of $34.4 million, and in the first six months of 2014, we recognized revenue of $2.1 million related to this agreement, of which $1.8 million was recorded in the second quarter of 2014. As of June 30, 2014, we have $7.2 million of deferred revenue that is classified as a current liability and $25.1 million of deferred revenue that is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We received $9.3 million in the first six months of 2014 related to this agreement. As of June 30, 2014, we recorded deferred revenue of $9.3 million, $1.1 million of which is classified as a current liability and $8.2 million is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Interest paid Interest paid in the first six months of 2014 was $41.9 million as compared to $55.9 million in the first six months of 2013. The decrease primarily relates to the timing of interest payments on our 5.125% Notes, which were issued in 2013 as compared to our 9.25% Notes and 7.875% Notes which were purchased and redeemed in 2013.

Pension and Other Postretirement Benefits  (OPEB)  Due to the availability of our prefunding balances (previous contributions in excess of prior required pension contributions), we are not required to make any cash payments in 2014. We expect our cash payments for other postretirement benefit obligations in 2014, net of GM cost sharing, to be approximately $17 million.

Investing Activities  Capital expenditures were $103.7 million in the first six months of 2014 as compared to $121.5 million in the first six months of 2013.  We expect our capital spending to approximate 6.5% of sales, which includes support for our significant global program launches in 2014 within our new and incremental business backlog.

In the first quarter of 2014, we sold our Detroit Manufacturing Complex and received net proceeds of $9.2 million related to this transaction. For the first six months of 2014, we have classified $7.2 million of these proceeds, which represents the amount related to the land and building for which we will have no future continuing involvement, in the Investing Activities section of our Condensed Consolidated Statement of Cash Flows.

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

Financing Activities  In the first six months of 2014, net cash used in financing activities was $12.8 million as compared to net cash provided by financing activities of $84.8 million in the first six months of 2013.  Total long-term debt outstanding decreased $13.4 million in the first six months of 2014 to $1,545.7 million as compared to $1,559.1 million at year-end 2013, primarily as a result of a reduction in borrowings on our foreign credit facilities during the quarter.

Revolving Credit Facility and Term Facility As of June 30, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At June 30, 2014, we had $501.7 million available under the revolving credit facility.  This availability reflects a reduction of $21.8 million for standby letters of credit issued against the facility. We paid remaining debt issuance costs of $0.1 million in the first six months of 2014 related to the revolving credit facility and term facility.

The revolving credit facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets.

In the first six months of 2014, we made principal payments of $3.7 million on our term facility.

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

7.875% Notes In the first quarter of 2013, we expensed $8.5 million related to tender and redemption premiums, $0.1 million of professional fees and unamortized debt issuance costs of $2.1 million related to the purchase and redemption of the 7.875% Notes. We had been amortizing the debt issuance costs for the 7.875% Notes over the expected life of the borrowing.

5.125% Notes In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% senior secured notes due 2017. We paid remaining debt issuance costs of $0.2 million in the first six months of 2014 related to the 5.125% Notes.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2014, $44.3 million was outstanding under these facilities and an additional $53.0 million was available.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the second quarter of 2014, and we do not expect such expenditures to be significant for the remainder of 2014.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling.  At June 30, 2014, we had currency forward contracts with a notional amount of $78.9 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $7.2 million at June 30, 2014.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2014, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at June 30, 2014) on our long-term debt outstanding at June 30, 2014 would be approximately $1.9 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2014, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2014, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended June, 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	—	$—	—	—
May 1 - May 31, 2014	1,438	18.54	—	—
June 1 - June 30, 2014	—	—	—	—
Total	1,438	$18.54	—	—

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
August 1, 2014

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