Form 10-Q
period 2014-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2014-10-31
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 29, 2014, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 75,757,139 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share data)

Net sales	$950.8	$820.8	$2,756.5	$2,376.0

Cost of goods sold	801.7	695.5	2,336.5	2,024.2

Gross profit	149.1	125.3	420.0	351.8

Selling, general and administrative expenses	64.0	57.8	182.6	177.9

Operating income	85.1	67.5	237.4	173.9

Interest expense	(25.1)	(30.0)	(75.2)	(87.9)

Investment income	0.7	0.1	1.3	0.4

Other income (expense)
Debt refinancing and redemption costs	—	—	—	(11.2)
Other, net	(0.8)	0.1	0.5	(1.4)

Income before income taxes	59.9	37.7	164.0	73.8

Income tax expense	11.3	6.1	29.6	9.1

Net income	$48.6	$31.6	$134.4	$64.7

Basic earnings per share	$0.63	$0.41	$1.74	$0.84

Diluted earnings per share	$0.63	$0.41	$1.74	$0.84

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$48.6	$31.6	$134.4	$64.7

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax (a)	0.6	15.1	6.3	15.7
Foreign currency translation adjustments	(23.3)	2.5	(11.9)	(14.3)
Change in derivatives	(2.5)	(0.6)	(1.1)	(2.2)
Other comprehensive income (loss)	(25.2)	17.0	(6.7)	(0.8)

Comprehensive income	$23.4	$48.6	$127.7	$63.9

(a)
Amounts are net of tax of $(0.3) million and $(3.2) million for the three and nine months ended September 30, 2014, respectively, and $(7.9) million and $(8.0) million for the three and nine months ended September 30, 2013, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$219.0	$154.0
Accounts receivable, net	600.2	458.5
Inventories, net	249.2	261.8
Prepaid expenses and other current assets	108.5	123.5
Total current assets	1,176.9	997.8

Property, plant and equipment, net	1,066.7	1,058.5
Deferred income taxes	327.7	341.8
Goodwill	155.6	156.4
GM postretirement cost sharing asset	233.9	242.0
Other assets and deferred charges	264.8	232.5
Total assets	$3,225.6	$3,029.0

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$17.1	$—
Accounts payable	496.3	445.8
Accrued compensation and benefits	102.7	110.1
Deferred revenue	22.2	17.0
Accrued expenses and other current liabilities	100.2	94.2
Total current liabilities	738.5	667.1

Long-term debt	1,525.5	1,559.1
Deferred revenue	101.4	76.4
Postretirement benefits and other long-term liabilities	690.9	692.8
Total liabilities	3,056.3	2,995.4

Stockholders' equity
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	621.1	612.8
Accumulated deficit	(46.9)	(181.3)
Treasury stock at cost, 6.1 million shares as of September 30, 2014 and 6.0 million shares as of December 31, 2013	(182.8)	(182.5)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(191.6)	(197.9)
Foreign currency translation adjustments	(30.5)	(18.6)
Unrecognized gain (loss) on derivatives	(0.8)	0.3
Total stockholders’ equity	169.3	33.6
Total liabilities and stockholders' equity	$3,225.6	$3,029.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
Operating activities
Net income	$134.4	$64.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	146.1	129.4
Deferred income taxes	10.5	(1.3)
Stock-based compensation	7.1	9.8
Pensions and other postretirement benefits, net of contributions	0.6	11.0
Gain on disposal of property, plant and equipment, net	(4.0)	(3.7)
Debt refinancing and redemption costs	—	2.5
Changes in operating assets and liabilities
Accounts receivable	(142.5)	(135.7)
Inventories	12.3	(30.1)
Accounts payable and accrued expenses	60.0	111.0
Deferred revenue	31.1	(7.8)
Other assets and liabilities	(24.0)	(47.5)
Net cash provided by operating activities	231.6	102.3

Investing activities
Purchases of property, plant and equipment	(156.2)	(178.2)
Proceeds from sale of property, plant and equipment	8.5	5.8
Proceeds from sale-leaseback of equipment	—	23.5
Net cash used in investing activities	(147.7)	(148.9)

Financing activities
Net short-term repayments under credit facilities	(3.1)	(8.0)
Payments of long-term debt and capital lease obligations	(16.4)	(308.6)
Proceeds from issuance of long-term debt	2.8	432.4
Debt issuance costs	(0.3)	(12.9)
Purchase of treasury stock	(0.3)	(0.4)
Employee stock option exercises	1.2	0.8
Net cash provided by (used in) financing activities	(16.1)	103.3

Effect of exchange rate changes on cash	(2.8)	(0.5)

Net increase in cash and cash equivalents	65.0	56.2

Cash and cash equivalents at beginning of period	154.0	62.4

Cash and cash equivalents at end of period	$219.0	$118.6

Supplemental cash flow information
Interest paid	$63.7	$85.8
Income taxes paid, net of refunds	$9.0	$9.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Revenue Recognition In the first quarter of 2014, we reached an agreement with General Motors Company (GM) to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $27.5 million in the first nine months of 2014 and recorded a receivable for the remaining $6.9 million that we expect to receive in the fourth quarter of 2014. We initially recorded deferred revenue of $34.4 million related to this agreement. We will recognize this deferred revenue into sales over the life of the program on a straight line basis over approximately 5 years, which is the period we expect GM to benefit from this capacity and mix change. In the first nine months of 2014, we recognized revenue of $3.9 million related to this agreement. As of September 30, 2014, we have $7.2 million of deferred revenue that is classified as a current liability and $23.3 million of deferred revenue that is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We received $9.3 million in the first nine months of 2014 related to this agreement and initially recorded deferred revenue of $9.3 million. We will recognize this deferred revenue into sales over the life of the program on a straight-line basis over approximately 8 years, which is the period we expect GM to benefit from this agreement. We began recognizing this deferred revenue as revenue in the third quarter of 2014 when this program launched in certain markets. In the first nine months of 2014, we recognized revenue of $0.3 million related to this agreement. As of September 30, 2014 we have recorded deferred revenue of $9.0 million, $1.1 million of which is classified as a current liability and $7.9 million which is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

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

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(in millions)

Raw materials and work-in-progress	$252.4	$263.4
Finished goods	29.1	25.7
Gross inventories	281.5	289.1
Inventory valuation reserves	(32.3)	(27.3)
Inventories, net	$249.2	$261.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(in millions)

Revolving Credit Facility	$—	$—
Term Facility	144.4	150.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	43.2	53.8
Capital lease obligations	5.0	5.3
Debt	1,542.6	1,559.1
Less: Current portion of long-term debt	17.1	—
Long-term debt	$1,525.5	$1,559.1

Revolving Credit Facility and Term Facility As of September 30, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At September 30, 2014, we had $505.5 million available under the revolving credit facility.  This availability reflects a reduction of $18.0 million for standby letters of credit issued against the facility. We paid remaining debt issuance costs of $0.1 million in the first nine months of 2014 related to the revolving credit facility and term facility.

The revolving credit facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to current portion of long-term debt on our Condensed Consolidated Balance Sheet.

In the first nine months of 2014, we made principal payments of $5.6 million on our term facility.

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

5.125% Notes In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% senior secured notes due 2017. We paid remaining debt issuance costs of $0.2 million in the first nine months of 2014 related to the 5.125% Notes.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2014, $43.2 million was outstanding under these facilities and an additional $49.2 million was available.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average interest rate of our long-term debt outstanding was 6.4% at September 30, 2014 and 6.3% as of December 31, 2013.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, as of September 30, 2014, are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$33.7	$33.7	$6.1	$6.1	Level 1
Prepaid expenses and other current assets
Currency forward contracts	0.3	0.3	0.7	0.7	Level 2
Other accrued expenses
Currency forward contracts	1.0	1.0	0.4	0.4	Level 2
Other long-term liabilities
Currency forward contracts	0.3	0.3	—	—	Level 2

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Facility	144.4	142.9	150.0	147.8	Level 2
7.75% Notes	200.0	221.0	200.0	227.5	Level 2
6.625% Notes	550.0	577.1	550.0	578.9	Level 2
6.25% Notes	400.0	412.0	400.0	423.0	Level 2
5.125% Notes	200.0	198.5	200.0	206.0	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  As of September 30, 2014, we have currency forward contracts outstanding with a notional amount of $89.7 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses, indirect inventory and other working capital items.

The following table summarizes the reclassification of pre-tax derivative gains into net income from accumulated other comprehensive income (loss):

	Location of	Gain Reclassified				Loss Expected to be
	Gain	Three Months Ended		Nine Months Ended		Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income	2014	2013	2014	2013	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.5	$0.5	$0.7	$2.6	$(0.5)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$0.9	$0.8	$2.7	$2.6
Interest cost	9.0	8.5	27.0	25.5
Expected asset return	(12.1)	(11.5)	(36.3)	(34.5)
Amortized loss	1.3	2.2	3.9	7.0
Amortized prior service cost	—	4.8	—	5.4
Net periodic benefit cost (credit)	$(0.9)	$4.8	$(2.7)	$6.0

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	3.8	3.3	11.4	9.9
Amortized loss	0.2	0.2	0.6	0.6
Amortized prior service credit	(0.7)	(0.4)	(2.1)	(1.3)
Net periodic benefit cost	$3.4	$3.2	$10.2	$9.5

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Beginning balance	$18.2	$23.2	$14.3	$29.1
Accruals	0.9	3.2	7.3	8.9
Settlements	(0.2)	(0.1)	(1.2)	(10.6)
Adjustment to prior period accruals, net	(2.2)	(6.9)	(3.8)	(7.8)
Foreign currency translation	(0.2)	—	(0.1)	(0.2)
Ending balance	$16.5	$19.4	$16.5	$19.4

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

Income tax expense was $11.3 million in the three months ended September 30, 2014 as compared to $6.1 million in the three months ended September 30, 2013.  Our effective income tax rate was 18.8% in the third quarter of 2014 as compared to 16.1% in the third quarter of 2013.

Income tax expense was $29.6 million in the first nine months of 2014 as compared to $9.1 million in the first nine months of 2013.  Our effective income tax rate was 18.0% in the first nine months of 2014 as compared to 12.3% in the first nine months of 2013.

Our income tax expense and effective tax rate for the three and nine months ended September 30, 2014 and September 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. For the three months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction. Additionally, in the first quarter of 2013, we recorded a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in the first nine months of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

In the nine months ended September 30, 2013, we settled a transfer pricing examination of our 2006 income tax return with the Mexican tax authorities. This settlement resulted in a reduction of our liability for unrecognized income tax benefits and a cash payment of $4.7 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of all ongoing audits with certainty, we anticipate that the current 2007 audit with the Mexican tax authorities will be completed during the fourth quarter of 2014 or early 2015. It is possible that a change in the unrecognized tax benefits may occur as a result of the completion of this audit; however, quantification of an estimated range cannot be made at this time.

9. EARNINGS PER SHARE (EPS)

 The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Numerator
Net income	$48.6	$31.6	$134.4	$64.7

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	77.4	76.9	77.2	76.6

Effect of dilutive securities
Dilutive stock-based compensation	0.2	0.1	0.2	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	77.6	77.0	77.4	76.7

Basic EPS	$0.63	$0.41	$1.74	$0.84

Diluted EPS	$0.63	$0.41	$1.74	$0.84

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.5 million at September 30, 2014 and 2.0 million at September 30, 2013. The range of exercise prices related to the excluded exercisable stock options was $19.54 - $26.65 at September 30, 2014 and $19.54 - $40.83 at September 30, 2013.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2014 and September 30, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at June 30, 2014	$(192.2)		$(7.2)	$1.7		$(197.7)

Other comprehensive loss before reclassifications	—	(a)	(23.3)	(2.0)		(25.3)

Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(a)(b)	—	(0.5)	(c)	0.1

Net current period other comprehensive income (loss)	0.6		(23.3)	(2.5)		(25.2)

Balance at September 30, 2014	$(191.6)		$(30.5)	$(0.8)		$(222.9)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at June 30, 2013	$(273.9)		$(9.2)	$0.7		$(282.4)

Other comprehensive income (loss) before reclassifications	10.7	(a)	2.5	(0.1)		13.1

Amounts reclassified from accumulated other comprehensive income (loss)	4.4	(a)(b)	—	(0.5)	(c)	3.9

Net current period other comprehensive income (loss)	15.1		2.5	(0.6)		17.0

Balance at September 30, 2013	$(258.8)		$(6.7)	$0.1		$(265.4)

(a)
The amounts are net of tax of $0.0 million and $(0.3) million for the other comprehensive loss before reclassifications and the amounts reclassified from AOCI, respectively, for the three months ended September 30, 2014, and $(5.6) million and $(2.3) million, respectively, for the three months ended September 30, 2013.

(b)
The net amount reclassified from AOCI included $0.8 million in cost of goods sold (COGS) and $(0.3) million in selling, general & administrative expenses (SG&A) for the three months ended September 30, 2014 and $1.2 million in COGS and $3.2 million in SG&A for the three months ended September 30, 2013.

(c)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2014 and September 30, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

Other comprehensive income (loss) before reclassifications	4.5	(a)	(11.9)	(0.4)		(7.8)

Amounts reclassified from accumulated other comprehensive income (loss)	1.8	(a)(b)	—	(0.7)	(c)	1.1

Net current period other comprehensive income (loss)	6.3		(11.9)	(1.1)		(6.7)

Balance at September 30, 2014	$(191.6)		$(30.5)	$(0.8)		$(222.9)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2012	$(274.5)		$7.6	$2.3		$(264.6)

Other comprehensive income (loss) before reclassifications	8.0	(a)	(14.3)	0.4		(5.9)

Amounts reclassified from accumulated other comprehensive income (loss)	7.7	(a)(b)	—	(2.6)	(c)	5.1

Net current period other comprehensive income (loss)	15.7		(14.3)	(2.2)		(0.8)

Balance at September 30, 2013	$(258.8)		$(6.7)	$0.1		$(265.4)

(a)
The amounts are net of tax of $(2.4) million and $(0.8) million for other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the nine months ended September 30, 2014, and $(4.0) million each for both line items, for the nine months ended September 30, 2013.

(b)
The net amount reclassified from AOCI included $2.5 million in COGS and $(0.8) million in SG&A for the nine months ended September 30, 2014 and $3.5 million in COGS and $4.2 million in SG&A for the nine months ended September 30, 2013.

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

Condensed Consolidating Statements of Income
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$300.9	$56.9	$593.0	$—	$950.8
Intercompany	—	2.7	64.1	5.3	(72.1)	—
Total net sales	—	303.6	121.0	598.3	(72.1)	950.8
Cost of goods sold	—	291.9	100.5	481.4	(72.1)	801.7
Gross profit	—	11.7	20.5	116.9	—	149.1
Selling, general and administrative expenses	—	55.0	—	9.0	—	64.0
Operating income (loss)	—	(43.3)	20.5	107.9	—	85.1
Non-operating income (expense), net	—	(25.8)	2.0	(1.4)	—	(25.2)
Income (loss) before income taxes	—	(69.1)	22.5	106.5	—	59.9
Income tax expense	—	6.6	0.1	4.6	—	11.3
Earnings (loss) from equity in subsidiaries	48.6	68.5	(9.1)	—	(108.0)	—
Net income (loss) before royalties and dividends	48.6	(7.2)	13.3	101.9	(108.0)	48.6
Royalties and dividends	—	55.8	—	(55.8)	—	—
Net income after royalties and dividends	48.6	48.6	13.3	46.1	(108.0)	48.6
Other comprehensive loss	(25.2)	(25.2)	(19.0)	(22.2)	66.4	(25.2)
Comprehensive income (loss)	$23.4	$23.4	$(5.7)	$23.9	$(41.6)	$23.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$162.6	$57.8	$600.4	$—	$820.8
Intercompany	—	5.0	55.2	1.7	(61.9)	—
Total net sales	—	167.6	113.0	602.1	(61.9)	820.8
Cost of goods sold	—	170.1	97.2	490.1	(61.9)	695.5
Gross profit (loss)	—	(2.5)	15.8	112.0	—	125.3
Selling, general and administrative expenses	—	48.1	—	9.7	—	57.8
Operating income (loss)	—	(50.6)	15.8	102.3	—	67.5
Non-operating income (expense), net	—	(30.6)	2.5	(1.7)	—	(29.8)
Income (loss) before income taxes	—	(81.2)	18.3	100.6	—	37.7
Income tax expense	—	0.9	—	5.2	—	6.1
Earnings (loss) from equity in subsidiaries	31.6	50.7	(1.5)	—	(80.8)	—
Net income (loss) before royalties and dividends	31.6	(31.4)	16.8	95.4	(80.8)	31.6
Royalties and dividends	—	63.0	—	(63.0)	—	—
Net income after royalties and dividends	31.6	31.6	16.8	32.4	(80.8)	31.6
Other comprehensive income (loss)	17.0	17.0	(0.8)	(1.7)	(14.5)	17.0
Comprehensive income	$48.6	$48.6	$16.0	$30.7	$(95.3)	$48.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$826.8	$174.0	$1,755.7	$—	$2,756.5
Intercompany	—	8.5	184.7	17.3	(210.5)	—
Total net sales	—	835.3	358.7	1,773.0	(210.5)	2,756.5
Cost of goods sold	—	812.3	303.0	1,431.7	(210.5)	2,336.5
Gross profit	—	23.0	55.7	341.3	—	420.0
Selling, general and administrative expenses	—	155.6	0.1	26.9	—	182.6
Operating income (loss)	—	(132.6)	55.6	314.4	—	237.4
Non-operating income (expense), net	—	(77.5)	7.2	(3.1)	—	(73.4)
Income (loss) before income taxes	—	(210.1)	62.8	311.3	—	164.0
Income tax expense	—	13.4	0.3	15.9	—	29.6
Earnings (loss) from equity in subsidiaries	134.4	191.3	(25.1)	—	(300.6)	—
Net income (loss) before royalties and dividends	134.4	(32.2)	37.4	295.4	(300.6)	134.4
Royalties and dividends	—	166.6	—	(166.6)	—	—
Net income after royalties and dividends	134.4	134.4	37.4	128.8	(300.6)	134.4
Other comprehensive income (loss)	(6.7)	(6.7)	(7.9)	(10.7)	25.3	(6.7)
Comprehensive income	$127.7	$127.7	$29.5	$118.1	$(275.3)	$127.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net sales
External	$—	$574.2	$170.5	$1,631.3	$—	$2,376.0
Intercompany	—	13.0	169.1	9.0	(191.1)	—
Total net sales	—	587.2	339.6	1,640.3	(191.1)	2,376.0
Cost of goods sold	—	566.3	293.3	1,355.7	(191.1)	2,024.2
Gross profit	—	20.9	46.3	284.6	—	351.8
Selling, general and administrative expenses	—	149.3	—	28.6	—	177.9
Operating income (loss)	—	(128.4)	46.3	256.0	—	173.9
Non-operating income (expense), net	—	(101.4)	7.9	(6.6)	—	(100.1)
Income (loss) before income taxes	—	(229.8)	54.2	249.4	—	73.8
Income tax expense (benefit)	—	(13.0)	—	22.1	—	9.1
Earnings (loss) from equity in subsidiaries	64.7	115.6	(14.4)	—	(165.9)	—
Net income (loss) before royalties and dividends	64.7	(101.2)	39.8	227.3	(165.9)	64.7
Royalties and dividends	—	165.9	—	(165.9)	—	—
Net income after royalties and dividends	64.7	64.7	39.8	61.4	(165.9)	64.7
Other comprehensive loss	(0.8)	(0.8)	(14.4)	(17.8)	33.0	(0.8)
Comprehensive income	$63.9	$63.9	$25.4	$43.6	$(132.9)	$63.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2014
Assets
Current assets
Cash and cash equivalents	$—	$39.2	$—	$179.8	$—	$219.0
Accounts receivable, net	—	164.3	28.6	407.3	—	600.2
Intercompany receivables	—	170.9	164.0	10.1	(345.0)	—
Inventories, net	—	62.3	32.1	154.8	—	249.2
Other current assets	—	39.9	3.0	65.6	—	108.5
Total current assets	—	476.6	227.7	817.6	(345.0)	1,176.9
Property, plant and equipment, net	—	227.0	86.5	753.2	—	1,066.7
Goodwill	—	—	147.9	7.7	—	155.6
Intercompany notes and accounts receivable	—	327.3	216.8	—	(544.1)	—
Other assets and deferred charges	—	665.0	45.8	115.6	—	826.4
Investment in subsidiaries	492.7	1,399.1	—	—	(1,891.8)	—
Total assets	$492.7	$3,095.0	$724.7	$1,694.1	$(2,780.9)	$3,225.6
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$8.4	$—	$8.7	$—	$17.1
Accounts payable	—	156.0	47.3	293.0	—	496.3
Intercompany payables	—	153.7	127.5	59.9	(341.1)	$—
Other current liabilities	—	117.4	5.4	102.3	—	225.1
Total current liabilities	—	435.5	180.2	463.9	(341.1)	738.5
Intercompany notes and accounts payable	323.4	3.9	—	220.7	(548.0)	—
Long-term debt	—	1,485.9	5.0	34.6	—	1,525.5
Investment in subsidiaries obligation	—	—	34.4	—	(34.4)	—
Other long-term liabilities	—	677.0	0.6	114.7	—	792.3
Total liabilities	323.4	2,602.3	220.2	833.9	(923.5)	3,056.3
Total stockholders’ equity	169.3	492.7	504.5	860.2	(1,857.4)	169.3
Total liabilities and stockholders’ equity	$492.7	$3,095.0	$724.7	$1,694.1	$(2,780.9)	$3,225.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$36.9	$—	$117.1	$—	$154.0
Accounts receivable, net	—	102.7	25.6	330.2	—	458.5
Inventories, net	—	62.4	34.2	165.2	—	261.8
Other current assets	—	43.8	3.2	76.5	—	123.5
Total current assets	—	245.8	63.0	689.0	—	997.8
Property, plant and equipment, net	—	239.8	83.0	735.7	—	1,058.5
Goodwill	—	—	147.8	8.6	—	156.4
Other assets and deferred charges	—	671.7	44.8	99.8	—	816.3
Investment in subsidiaries	360.5	1,233.2	—	—	(1,593.7)	—
Total assets	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$106.2	$44.5	$295.1	$—	$445.8
Other current liabilities	—	120.4	4.1	96.8	—	221.3
Total current liabilities	—	226.6	48.6	391.9	—	667.1
Intercompany payable (receivable)	326.9	(390.1)	(219.5)	282.7	—	—
Long-term debt	—	1,500.0	5.3	53.8	—	1,559.1
Investment in subsidiaries obligation	—	—	15.2	—	(15.2)	—
Other long-term liabilities	—	693.5	0.5	75.2	—	769.2
Total liabilities	326.9	2,030.0	(149.9)	803.6	(15.2)	2,995.4
Total stockholders’ equity	33.6	360.5	488.5	729.5	(1,578.5)	33.6
Total liabilities and stockholders’ equity	$360.5	$2,390.5	$338.6	$1,533.1	$(1,593.7)	$3,029.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net cash provided by (used in) operating activities	$(0.1)	$32.6	$33.1	$166.0	$—	$231.6
Investing activities
Purchases of property, plant and equipment	—	(32.7)	(13.7)	(109.8)	—	(156.2)
Proceeds from sale of property, plant and equipment	—	7.8	0.2	0.5	—	8.5
Intercompany activity	—	—	(19.3)	—	19.3	—
Net cash used in investing activities	—	(24.9)	(32.8)	(109.3)	19.3	(147.7)
Financing activities
Net debt activity	—	(5.9)	(0.3)	(10.5)	—	(16.7)
Debt issuance costs	—	(0.3)	—	—	—	(0.3)
Employee stock option exercises	—	1.2	—	—	—	1.2
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Intercompany activity	0.4	(0.4)	—	19.3	(19.3)	—
Net cash provided by (used in) financing activities	0.1	(5.4)	(0.3)	8.8	(19.3)	(16.1)
Effect of exchange rate changes on cash	—	—	—	(2.8)	—	(2.8)
Net increase in cash and cash equivalents	—	2.3	—	62.7	—	65.0
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$39.2	$—	$179.8	$—	$219.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net cash provided by (used in) operating activities	$—	$(52.6)	$67.7	$87.2	$—	$102.3
Investing activities
Purchases of property, plant and equipment	—	(43.6)	(7.0)	(127.6)	—	(178.2)
Proceeds from sale of property, plant and equipment	—	4.9	0.5	0.4	—	5.8
Proceeds from sale -leaseback of equipment	—	23.5	—	—	—	23.5
Net cash used in investing activities	—	(15.2)	(6.5)	(127.2)	—	(148.9)
Financing activities
Net debt activity	—	97.0	(0.2)	19.0	—	115.8
Intercompany activity	0.4	(2.6)	(61.0)	63.2	—	—
Debt issuance costs	—	(12.9)	—	—	—	(12.9)
Employee stock option exercises	—	0.8	—	—	—	0.8
Purchase of treasury stock	(0.4)	—	—	—	—	(0.4)
Net cash provided by (used in) financing activities	—	82.3	(61.2)	82.2	—	103.3
Effect of exchange rate changes on cash	—	—	—	(0.5)	—	(0.5)
Net increase in cash and cash equivalents	—	14.5	—	41.7	—	56.2
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$25.1	$—	$93.5	$—	$118.6

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

We are the principal supplier of driveline components to General Motors Company (GM) for its rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 68% of our consolidated net sales in the first nine months of 2014, 73% of our consolidated net sales in the first nine months of 2013 and 71% of our consolidated net sales for the full year 2013.

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

We are also the principal supplier of driveline system products for the Chrysler Group LLC’s (Chrysler) heavy-duty Ram full-size pickup trucks and its derivatives.  Sales to Chrysler were approximately 18% of our total net sales in the first nine months of 2014 as compared to 9% for the first nine months of 2013 and 12% for the full-year 2013. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG, Audi AG, Scania AB, Mack Trucks Inc., Harley-Davidson Inc., Nissan Motor Co. Ltd., PACCAR Inc., Jaguar Land Rover Limited, Tata Motors, Deere & Company, Ford Motor Company, Beijing Benz Automotive Co., Ltd. and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased by 37% to $882.7 million in the first nine months of 2014 as compared to $646.6 million in the first nine months of 2013.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Net Sales  Net sales increased $130.0 million to $950.8 million in the third quarter of 2014 as compared to $820.8 million in the third quarter of 2013.  Our sales in the third quarter of 2014, as compared to the third quarter of 2013, reflect an increase of approximately 10% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler. The increase in sales in the third quarter of 2014 also reflects higher sales in support of Chrysler's AWD Jeep Cherokee.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased by 7.4% to $1,676 in the third quarter of 2014 as compared to $1,560 in the third quarter of 2013.  The increase is primarily due to additional content on GM and Chrysler's next generation full-size pickup truck programs. Our 4WD/AWD penetration rate on these vehicle programs increased to 67.9% in the third quarter of 2014 as compared to 65.7% in the third quarter of 2013.

Gross Profit   Gross profit increased to $149.1 million in the third quarter of 2014 as compared to $125.3 million in the third quarter of 2013.  Gross margin increased to 15.7% in the third quarter of 2014 as compared to 15.3% in the third quarter of 2013.  The increase in gross profit in the third quarter of 2014, as compared to the third quarter of 2013, primarily reflects the benefit of higher contribution margin on increased sales.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $64.0 million or 6.7% of net sales in the third quarter of 2014 as compared to $57.8 million or 7.0% of net sales in the third quarter of 2013.  R&D was $26.4 million in the third quarter of 2014 as compared to $23.6 million in the third quarter of 2013. The change in SG&A in the third quarter of 2014 as compared to the third quarter of 2013 is primarily due to higher R&D expense and costs associated with upgrades to our enterprise resource planning systems.

Additionally, SG&A in the third quarter of 2013 also included the adverse impact of a net charge of $5.3 million due to the passing of our Co-Founder and Executive Chairman of the Board of Directors. This net charge included the acceleration of stock-based compensation upon vesting and the recognition of prior service cost for supplemental executive retirement benefits, which was partially offset by the proceeds AAM received as the beneficiary of a key man life insurance policy.

Operating Income  Operating income increased to $85.1 million in the third quarter of 2014 as compared to $67.5 million in the third quarter of 2013.  Operating margin increased to 9.0% in the third quarter of 2014 as compared to 8.2% in the third quarter of 2013.  The changes in operating income and operating margin were due to factors discussed in Gross Profit above.

Interest Expense and Investment Income  Interest expense was $25.1 million in the third quarter of 2014 as compared to $30.0 million in the third quarter of 2013.  The decrease in interest expense reflects the decrease in our weighted-average interest rate in the third quarter of 2014 as compared to the third quarter of 2013. Investment income was $0.7 million in the third quarter of 2014 as compared to $0.1 million in the third quarter of 2013.

The weighted-average interest rate of our long-term debt outstanding was 6.2% in the third quarter of 2014 and 7.4% in the third quarter of 2013.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings (loss) from equity in unconsolidated subsidiaries, was expense of $0.8 million in the third quarter of 2014 and income of $0.1 million in the third quarter of 2013.

Income Tax Expense  Income tax expense was $11.3 million in the third quarter of 2014 as compared to $6.1 million in the third quarter of 2013.  Our effective income tax rate was 18.8% in the third quarter of 2014 as compared to 16.1% in the third quarter of 2013.

Our income tax expense and effective tax rate for the three months ended September 30, 2014 and September 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. For the three months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction.

Net Income and Earnings Per Share (EPS) Net income increased to $48.6 million in the third quarter of 2014 as compared to $31.6 million in the third quarter of 2013. Diluted EPS increased to $0.63 in the third quarter of 2014 as compared to $0.41 in the third quarter of 2013. Net income and EPS for the third quarters of 2014 and 2013 were primarily impacted by the factors discussed in Net Sales, Gross Profit and Income Tax Expense above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Net Sales  Net sales increased to $2,756.5 million in the first nine months of 2014 as compared to $2,376.0 million in the first nine months of 2013. The increase in sales in the first nine months of 2014 as compared to the first nine months of 2013 primarily reflects an increase of approximately 9% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler and higher sales in support of Chrysler's AWD Jeep Cherokee. Sales in the first nine months of 2013 also reflect the adverse impact of the labor strike at General Motors' Rayong factory in Thailand, which we estimate to be approximately $12.5 million.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased by 7.6% to $1,657 in the first nine months of 2014 as compared to $1,540 in the first nine months of 2013. The increase is primarily due to additional content on GM and Chrysler's next generation full-size pickup truck programs. Our 4WD/AWD penetration rate increased to 67.3% in the first nine months of 2014 as compared to 66.2% in the first nine months of 2013.

Gross Profit  Gross profit increased to $420.0 million in the first nine months of 2014 as compared to $351.8 million in the first nine months of 2013.  Gross margin was 15.2% in the first nine months of 2014 as compared to 14.8% in the first nine months of 2013.  The changes in gross profit and margin in the first nine months of 2014, as compared to the first nine months of 2013, primarily reflect the benefit of higher contribution margin on increased sales, as well as lower launch preparation costs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $182.6 million or 6.6% of net sales in the first nine months of 2014 as compared to $177.9 million or 7.5% of net sales in the first nine months of 2013.  R&D was $76.6 million in the first nine months of 2014 as compared to $79.4 million in the first nine months of 2013. The change in SG&A in the first nine months of 2014 as compared to the first nine months of 2013 is primarily due to an increase in costs associated with upgrades to our enterprise resource planning systems.

Additionally, SG&A in the first nine months of 2013 also included the adverse impact of a net charge of $5.3 million due to the passing of our Co-Founder and Executive Chairman of the Board of Directors. This net charge included the acceleration of stock-based compensation upon vesting and the recognition of prior service cost for supplemental executive retirement benefits, which was partially offset by the proceeds AAM received as the beneficiary of a key man life insurance policy.

Operating Income  Operating income increased to $237.4 million in the first nine months of 2014 as compared to $173.9 million in the first nine months of 2013.  Operating margin increased to 8.6% in the first nine months of 2014 as compared to 7.3% in the first nine months of 2013.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $75.2 million in the first nine months of 2014 as compared to $87.9 million in the first nine months of 2013.  The decrease in interest expense reflects the decrease in our weighted-average interest rate in the first nine months of 2014 as compared to the first nine months of 2013. Investment income was $1.3 million in the first nine months of 2014 as compared to $0.4 million in the first nine months of 2013.

The weighted-average interest rate of our long-term debt outstanding was 6.3% in the first nine months of 2014 and 7.5% in the first nine months of 2013.

Other Income (Expense) Following are the components of Other income (expense) for the first nine months of 2014 and 2013:

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

Other, net Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was income of $0.5 million in the first nine months of 2014 as compared to expense of $1.4 million in the first nine months of 2013.

Income Tax Expense  Income tax expense was $29.6 million in the first nine months of 2014 as compared to $9.1 million in the first nine months of 2013.  Our effective income tax rate was 18.0% in the first nine months of 2014 as compared to 12.3% in the first nine months of 2013. Our income tax expense and effective tax rates for the nine months ended September 30, 2014 and September 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for foreign losses. For the nine months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction.

Additionally, in the first nine months of 2013, we recorded a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in the first nine months of 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction.

Net Income and Earnings Per Share (EPS)  Net income was $134.4 million in the first nine months of 2014 as compared to $64.7 million in the first nine months of 2013.  Diluted earnings per share was $1.74 in the first nine months of 2014 as compared to $0.84 in the first nine months of 2013.  Net income and EPS for the first nine months of 2014 and 2013 were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense and Debt Refinancing and Redemption Costs above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2014, net cash provided by operating activities increased to $231.6 million as compared to $102.3 million in the first nine months of 2013.  The following factors impacted cash provided by operating activities in the first nine months of 2014 as compared to the first nine months of 2013:

Deferred Revenue In the first quarter of 2014, we reached an agreement with GM to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $27.5 million in the first nine months of 2014 and recorded a receivable for the remaining $6.9 million that we expect to receive in the fourth quarter of 2014. We initially recorded deferred revenue of $34.4 million related to this agreement, and in the first nine months of 2014, we recognized revenue of $3.9 million related to this agreement, of which $1.8 million was recorded in the third quarter of 2014. As of September 30, 2014, we have $7.2 million of deferred revenue that is classified as a current liability and $23.3 million of deferred revenue that is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We initially recorded deferred revenue of $9.3 million related to this agreement. We began recognizing this deferred revenue as revenue in the third quarter of 2014 when this program launched in certain markets. In the first nine months of 2014, we recognized revenue of $0.3 million related to this agreement. As of September 30, 2014 we have recorded deferred revenue of $9.0 million, $1.1 million of which is classified as a current liability and $7.9 million which is recorded as a noncurrent liability on our Condensed Consolidated Balance Sheet.

Interest paid Interest paid in the first nine months of 2014 was $63.7 million as compared to $85.8 million in the first nine months of 2013. The decrease primarily relates to a reduction in interest expense in 2014 as compared to 2013.

Pension and Other Postretirement Benefits  (OPEB)  Due to the availability of our prefunding balances (previous contributions in excess of prior required pension contributions), we are not required to make any cash payments in 2014. We expect our cash payments for other postretirement benefit obligations in 2014, net of GM cost sharing, to be approximately $17 million.

On September 22, 2014, we announced a plan to offer a voluntary one-time lump sum cash payment option to certain eligible terminated vested participants in our U.S. pension plans that, if accepted, would settle our pension obligations to them (“AAM Pension Payout Offer”). We expect that the lump sum settlements, which will be paid from plan assets, will reduce our liabilities and administrative costs.

The AAM Pension Payout Offer will be open from October 2, 2014 through November 12, 2014 to approximately 6,000 of our 14,000 total U.S. pension plan participants. In addition to the lump sum cash payment option, the AAM Pension Payout Offer will allow participants to commence payment of their monthly benefits early.

The one-time lump sum cash payments will be made in December 2014. As a result, we expect to incur a non-cash charge in the fourth quarter of 2014. The amount of this non-cash charge will be based upon participation rates, the value of plan assets and discount rates at December 31, 2014.

Investing Activities  Capital expenditures were $156.2 million in the first nine months of 2014 as compared to $178.2 million in the first nine months of 2013.  We expect our capital spending to approximate 6.0% of sales, which includes support for our significant global program launches in 2014 within our new and incremental business backlog.

In the first quarter of 2014, we sold our Detroit Manufacturing Complex and received net proceeds of $9.2 million related to this transaction. For the first nine months of 2014, we have classified $7.2 million of these proceeds, which represents the amount related to the land and building for which we will have no future continuing involvement, in the Investing Activities section of our Condensed Consolidated Statement of Cash Flows.

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

Financing Activities  In the first nine months of 2014, net cash used in financing activities was $16.1 million as compared to net cash provided by financing activities of $103.3 million in the first nine months of 2013.  Total debt outstanding decreased $16.5 million in the first nine months of 2014 to $1,542.6 million as compared to $1,559.1 million at year-end 2013, primarily as a result of a reduction in borrowings on our foreign credit facilities.

Revolving Credit Facility and Term Facility As of September 30, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At September 30, 2014, we had $505.5 million available under the revolving credit facility.  This availability reflects a reduction of $18.0 million for standby letters of credit issued against the facility. We paid remaining debt issuance costs of $0.1 million in the first nine months of 2014 related to the revolving credit facility and term facility.

The revolving credit facility provides back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to current portion of long-term debt on our Condensed Consolidated Balance Sheet.

In the first nine months of 2014, we made principal payments of $5.6 million on our term facility.

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

5.125% Notes In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% senior secured notes due 2017. We paid remaining debt issuance costs of $0.2 million in the first nine months of 2014 related to the 5.125% Notes.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2014, $43.2 million was outstanding under these facilities and an additional $49.2 million was available.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2014, and we do not expect such expenditures to be significant for the remainder of 2014.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro and Pound Sterling.  At September 30, 2014, we had currency forward contracts with a notional amount of $89.7 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $8.2 million at September 30, 2014.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2014, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at September 30, 2014) on our long-term debt outstanding at September 30, 2014 would be approximately $1.9 million on an annualized basis.

Item 4.  Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2014, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
October 31, 2014

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