Form 10-Q/A
period 2014-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2015-02-23
CIK 1062231

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (Form 10-Q/A) to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 as filed with the U.S. Securities and Exchange Commission on October 31, 2014, (the Original Filing) to correct the Condensed Consolidated Financial Statements for the three and nine months ended September 2014 and to revise our previous conclusion on the effectiveness of disclosure controls and procedures.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that entries recorded in the third quarter of 2014 to reduce certain accrued accounts payable balances by $8.4 million were previously recorded as a reduction of cost of goods sold but should have been recorded as an adjustment to opening accumulated deficit because the amounts giving rise to the correction originated in periods prior to January 1, 2012. See Note 1 - Organization and Basis of Presentation, Item 1. Financial Statements and Notes to Condensed Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures for revisions. This Amendment No. 1 on Form 10-Q/A also includes currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

We have amended Part I, Item 4. Controls and Procedures to reflect a material weakness in our internal control over financial reporting that resulted in the restatement of our financial statements on Form 10-Q for the quarter ended September 30, 2014; this material weakness has since been remediated as of February 23, 2015.

Except as described in this Explanatory Note, the Original Filing is unchanged. This Amendment No. 1 should be read in conjunction with the Original Filing, and any of the Company’s other filings with the SEC subsequent to the Original Filing.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
FORM 10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q/A (Quarterly Report), we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and relate to trends and events that may affect our future financial position and operating results. The terms such as “will,” “may,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “project,” "target," and similar words or expressions, as well as statements in future tense, are intended to identify forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
	(As restated, see Note 1)		(As restated, see Note 1)

Net sales	$950.8	$820.8	$2,756.5	$2,376.0

Cost of goods sold	810.1	695.5	2,344.9	2,024.2

Gross profit	140.7	125.3	411.6	351.8

Selling, general and administrative expenses	64.0	57.8	182.6	177.9

Operating income	76.7	67.5	229.0	173.9

Interest expense	(25.1)	(30.0)	(75.2)	(87.9)

Investment income	0.7	0.1	1.3	0.4

Other income (expense)
Debt refinancing and redemption costs	—	—	—	(11.2)
Other, net	(0.8)	0.1	0.5	(1.4)

Income before income taxes	51.5	37.7	155.6	73.8

Income tax expense	7.5	6.1	25.8	9.1

Net income	$44.0	$31.6	$129.8	$64.7

Basic earnings per share	$0.57	$0.41	$1.68	$0.84

Diluted earnings per share	$0.57	$0.41	$1.68	$0.84

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
	(As restated, see Note 1)		(As restated, see Note 1)
Net income	$44.0	$31.6	$129.8	$64.7

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax (a)	0.6	15.1	6.3	15.7
Foreign currency translation adjustments	(23.3)	2.5	(11.9)	(14.3)
Change in derivatives	(2.5)	(0.6)	(1.1)	(2.2)
Other comprehensive income (loss)	(25.2)	17.0	(6.7)	(0.8)

Comprehensive income	$18.8	$48.6	$123.1	$63.9

(a)
Amounts are net of tax of $(0.3) million and $(3.2) million for the three and nine months ended September 30, 2014, respectively, and $(7.9) million and $(8.0) million for the three and nine months ended September 30, 2013, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(As restated, see Note 1)	(As restated, see Note 1)
Assets	(in millions)
Current assets
Cash and cash equivalents	$219.0	$154.0
Accounts receivable, net	600.2	458.5
Inventories, net	249.2	261.8
Prepaid expenses and other current assets	110.8	122.0
Total current assets	1,179.2	996.3

Property, plant and equipment, net	1,066.7	1,058.5
Deferred income taxes	327.7	341.8
Goodwill	155.6	156.4
GM postretirement cost sharing asset	233.9	242.0
Other assets and deferred charges	264.8	232.5
Total assets	$3,227.9	$3,027.5

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$17.1	$—
Accounts payable	496.3	437.4
Accrued compensation and benefits	102.7	110.1
Deferred revenue	22.2	17.0
Accrued expenses and other current liabilities	100.2	94.2
Total current liabilities	738.5	658.7

Long-term debt	1,525.5	1,559.1
Deferred revenue	101.4	76.4
Postretirement benefits and other long-term liabilities	690.9	692.8
Total liabilities	3,056.3	2,987.0

Stockholders' equity
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	621.1	612.8
Accumulated deficit	(44.6)	(174.4)
Treasury stock at cost, 6.1 million shares as of September 30, 2014 and 6.0 million shares as of December 31, 2013	(182.8)	(182.5)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(191.6)	(197.9)
Foreign currency translation adjustments	(30.5)	(18.6)
Unrecognized gain (loss) on derivatives	(0.8)	0.3
Total stockholders’ equity	171.6	40.5
Total liabilities and stockholders' equity	$3,227.9	$3,027.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(in millions)
	(As restated, see Note 1)
Operating activities
Net income	$129.8	$64.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	146.1	129.4
Deferred income taxes	6.8	(1.3)
Stock-based compensation	7.1	9.8
Pensions and other postretirement benefits, net of contributions	0.6	11.0
Gain on disposal of property, plant and equipment, net	(4.0)	(3.7)
Debt refinancing and redemption costs	—	2.5
Changes in operating assets and liabilities
Accounts receivable	(142.5)	(135.7)
Inventories	12.3	(30.1)
Accounts payable and accrued expenses	68.4	111.0
Deferred revenue	31.1	(7.8)
Other assets and liabilities	(24.1)	(47.5)
Net cash provided by operating activities	231.6	102.3

Investing activities
Purchases of property, plant and equipment	(156.2)	(178.2)
Proceeds from sale of property, plant and equipment	8.5	5.8
Proceeds from sale-leaseback of equipment	—	23.5
Net cash used in investing activities	(147.7)	(148.9)

Financing activities
Net short-term repayments under credit facilities	(3.1)	(8.0)
Payments of long-term debt and capital lease obligations	(16.4)	(308.6)
Proceeds from issuance of long-term debt	2.8	432.4
Debt issuance costs	(0.3)	(12.9)
Purchase of treasury stock	(0.3)	(0.4)
Employee stock option exercises	1.2	0.8
Net cash provided by (used in) financing activities	(16.1)	103.3

Effect of exchange rate changes on cash	(2.8)	(0.5)

Net increase in cash and cash equivalents	65.0	56.2

Cash and cash equivalents at beginning of period	154.0	62.4

Cash and cash equivalents at end of period	$219.0	$118.6

Supplemental cash flow information
Interest paid	$63.7	$85.8
Income taxes paid, net of refunds	$9.0	$9.5

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

Restatement of Prior Period Financial Statements In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that entries recorded in the third quarter of 2014 to reduce certain accrued accounts payable balances by $8.4 million were originally recorded as a reduction of cost of goods sold but should have been recorded as an adjustment to opening accumulated deficit because the amounts giving rise to the correction originated in periods prior to January 1, 2012. While management determined that it was necessary to restate the September 30, 2014 interim period, the effect of correcting these errors was not material to opening accumulated deficit as of January 1, 2012.

As shown in the tables below, the effect of the correction of this error was a decrease of $6.9 million in opening accumulated deficit as of January 1, 2012, which resulted from a reduction in accounts payable of $8.4 million and a decrease in deferred tax assets of $1.5 million. The impact of the correction of this error for the three and nine months ended September 30, 2014 was an increase in cost of goods sold of $8.4 million, a decrease in income tax expense of $3.8 million and a decrease in net income of $4.6 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the effects of the restatement on the previously issued financial statements presented herein.

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	(in millions, except per share data)
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Condensed Consolidated Statements of Income (Unaudited)
Cost of goods sold	$801.7	$8.4	$810.1	$2,336.5	$8.4	$2,344.9
Gross profit	149.1	(8.4)	140.7	420.0	(8.4)	411.6
Operating income	85.1	(8.4)	76.7	237.4	(8.4)	229.0
Income before income taxes	59.9	(8.4)	51.5	164.0	(8.4)	155.6
Income tax expense	11.3	(3.8)	7.5	29.6	(3.8)	25.8
Net income	48.6	(4.6)	44.0	134.4	(4.6)	129.8
Basic earnings per share	$0.63	$(0.06)	$0.57	$1.74	$(0.06)	$1.68
Diluted earnings per share	$0.63	$(0.06)	$0.57	$1.74	$(0.06)	$1.68

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Net income	$48.6	$(4.6)	$44.0	$134.4	$(4.6)	$129.8
Comprehensive income	23.4	(4.6)	18.8	127.7	(4.6)	123.1

Condensed Consolidated Statements of Cash Flows (Unaudited)
Net income				$134.4	$(4.6)	$129.8
Deferred income taxes				10.5	(3.8)	6.7
Accounts payable and accrued expenses				60.0	8.4	68.4

	September 30, 2014
	As previously reported	Adjustment	As restated
	(in millions)
Condensed Consolidated Balance Sheet (Unaudited)
Prepaid expenses and other current assets	$108.5	$2.3	$110.8
Total current assets	1,176.9	2.3	1,179.2
Total assets	3,225.6	2.3	3,227.9
Accumulated deficit	(46.9)	2.3	(44.6)
Total stockholders' equity	169.3	2.3	171.6
Total liabilities and stockholders' equity	3,225.6	2.3	3,227.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2013
	As previously reported	Adjustment	As restated
	(in millions)
Condensed Consolidated Balance Sheet
Prepaid expenses and other current assets	$123.5	$(1.5)	$122.0
Total current assets	997.8	(1.5)	996.3
Total assets	3,029.0	(1.5)	3,027.5
Accounts payable	445.8	(8.4)	437.4
Total current liabilities	667.1	(8.4)	658.7
Total liabilities	2,995.4	(8.4)	2,987.0
Accumulated deficit	(181.3)	6.9	(174.4)
Total stockholders' equity	33.6	6.9	40.5

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

Income tax expense was $7.5 million in the three months ended September 30, 2014 as compared to $6.1 million in the three months ended September 30, 2013.  Our effective income tax rate was 14.6% in the third quarter of 2014 as compared to 16.1% in the third quarter of 2013.

Income tax expense was $25.8 million in the first nine months of 2014 as compared to $9.1 million in the first nine months of 2013.  Our effective income tax rate was 16.6% in the first nine months of 2014 as compared to 12.3% in the first nine months of 2013.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of all ongoing audits with certainty, we anticipate that the current 2007 and 2008 audits with the Mexican tax authorities will be completed before 2016. It is possible that a change in the unrecognized tax benefits may occur as a result of the completion of this audit; however, quantification of an estimated range cannot be made at this time.

9. EARNINGS PER SHARE (EPS)

The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Numerator
Net income	$44.0	$31.6	$129.8	$64.7

Denominator
Basic shares outstanding -
Weighted-average shares outstanding	77.4	76.9	77.2	76.6

Effect of dilutive securities
Dilutive stock-based compensation	0.2	0.1	0.2	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	77.6	77.0	77.4	76.7

Basic EPS	$0.57	$0.41	$1.68	$0.84

Diluted EPS	$0.57	$0.41	$1.68	$0.84

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Amounts have been revised for the effects of the error as discussed in Note 1 - Organization and Basis of Presentation.

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

Condensed Consolidating Statements of Income
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014	(a)	(b)		(c)
Net sales
External	$—	$300.9	$56.9	$593.0	$—	$950.8
Intercompany	—	2.7	64.1	5.3	(72.1)	—
Total net sales	—	303.6	121.0	598.3	(72.1)	950.8
Cost of goods sold	—	291.9	100.5	489.8	(72.1)	810.1
Gross profit	—	11.7	20.5	108.5	—	140.7
Selling, general and administrative expenses	—	55.0	—	9.0	—	64.0
Operating income (loss)	—	(43.3)	20.5	99.5	—	76.7
Non-operating income (expense), net	—	(25.8)	2.0	(1.4)	—	(25.2)
Income (loss) before income taxes	—	(69.1)	22.5	98.1	—	51.5
Income tax expense	—	6.6	0.1	0.8	—	7.5
Earnings (loss) from equity in subsidiaries	44.0	63.9	(9.1)	—	(98.8)	—
Net income (loss) before royalties and dividends	44.0	(11.8)	13.3	97.3	(98.8)	44.0
Royalties and dividends	—	55.8	—	(55.8)	—	—
Net income after royalties and dividends	44.0	44.0	13.3	41.5	(98.8)	44.0
Other comprehensive loss	(25.2)	(25.2)	(19.0)	(22.2)	66.4	(25.2)
Comprehensive income (loss)	$18.8	$18.8	$(5.7)	$19.3	$(32.4)	$18.8

(a)	Earnings (loss) from equity in subsidiaries as previously reported was $48.6 million and was adjusted by $4.6 million due to the error as disclosed in Note 1.
(b)	Earnings (loss) from equity in subsidiaries as previously reported was $68.5 million and was adjusted by $4.6 million due to the error as disclosed in Note 1.
(c)
Cost of goods sold as previously reported was $481.4 million and increased by $8.4 million due to the error disclosed in Note 1. Income tax expense as previously reported was $4.6 million and decreased by $3.8 million due to the error disclosed in Note 1.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014	(a)	(b)		(c)
Net sales
External	$—	$826.8	$174.0	$1,755.7	$—	$2,756.5
Intercompany	—	8.5	184.7	17.3	(210.5)	—
Total net sales	—	835.3	358.7	1,773.0	(210.5)	2,756.5
Cost of goods sold	—	812.3	303.0	1,440.1	(210.5)	2,344.9
Gross profit	—	23.0	55.7	332.9	—	411.6
Selling, general and administrative expenses	—	155.6	0.1	26.9	—	182.6
Operating income (loss)	—	(132.6)	55.6	306.0	—	229.0
Non-operating income (expense), net	—	(77.5)	7.2	(3.1)	—	(73.4)
Income (loss) before income taxes	—	(210.1)	62.8	302.9	—	155.6
Income tax expense	—	13.4	0.3	12.1	—	25.8
Earnings (loss) from equity in subsidiaries	129.8	186.7	(25.1)	—	(291.4)	—
Net income (loss) before royalties and dividends	129.8	(36.8)	37.4	290.8	(291.4)	129.8
Royalties and dividends	—	166.6	—	(166.6)	—	—
Net income after royalties and dividends	129.8	129.8	37.4	124.2	(291.4)	129.8
Other comprehensive income (loss)	(6.7)	(6.7)	(7.9)	(10.7)	25.3	(6.7)
Comprehensive income	$123.1	$123.1	$29.5	$113.5	$(266.1)	$123.1

(a)	Earnings (loss) from equity in subsidiaries as previously reported was $134.4 million and was adjusted by $4.6 million due to the error as disclosed in Note 1.
(b)	Earnings (loss) from equity in subsidiaries as previously reported was $191.3 million and was adjusted by $4.6 million due to the error as disclosed in Note 1.
(c)
Cost of goods sold as previously reported was $1,431.7 million and increased by $8.4 million due to the error disclosed in Note 1. Income tax expense as previously reported was $15.9 million and decreased by $3.8 million due to the error disclosed in Note 1.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2014	(a)	(b)		(c)
Assets
Current assets
Cash and cash equivalents	$—	$39.2	$—	$179.8	$—	$219.0
Accounts receivable, net	—	164.3	28.6	407.3	—	600.2
Intercompany receivables	—	170.9	164.0	10.1	(345.0)	—
Inventories, net	—	62.3	32.1	154.8	—	249.2
Other current assets	—	39.9	3.0	67.9	—	110.8
Total current assets	—	476.6	227.7	819.9	(345.0)	1,179.2
Property, plant and equipment, net	—	227.0	86.5	753.2	—	1,066.7
Goodwill	—	—	147.9	7.7	—	155.6
Intercompany notes and accounts receivable	—	327.3	216.8	—	(544.1)	—
Other assets and deferred charges	—	665.0	45.8	115.6	—	826.4
Investment in subsidiaries	495.0	1,401.4	—	—	(1,896.4)	—
Total assets	$495.0	$3,097.3	$724.7	$1,696.4	$(2,785.5)	$3,227.9
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$8.4	$—	$8.7	$—	$17.1
Accounts payable	—	156.0	47.3	293.0	—	496.3
Intercompany payables	—	153.7	125.2	62.2	(341.1)	—
Other current liabilities	—	117.4	5.4	102.3	—	225.1
Total current liabilities	—	435.5	177.9	466.2	(341.1)	738.5
Intercompany notes and accounts payable	323.4	3.9	—	220.7	(548.0)	—
Long-term debt	—	1,485.9	5.0	34.6	—	1,525.5
Investment in subsidiaries obligation	—	—	34.4	—	(34.4)	—
Other long-term liabilities	—	677.0	0.6	114.7	—	792.3
Total liabilities	323.4	2,602.3	217.9	836.2	(923.5)	3,056.3
Total stockholders’ equity	171.6	495.0	506.8	860.2	(1,862.0)	171.6
Total liabilities and stockholders’ equity	$495.0	$3,097.3	$724.7	$1,696.4	$(2,785.5)	$3,227.9

(a)	Investments in subsidiaries as previously reported was $492.7 million and was adjusted by $2.3 million due to the error as disclosed in Note 1.
(b)	Investments in subsidiaries as previously reported was $1,399.1 million and was adjusted by $2.3 million due to the error as disclosed in Note 1.
(c)	Other current assets as previously reported was $65.6 million and increased by $2.3 million due to the error as disclosed in Note 1.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$36.9	$—	$117.1	$—	$154.0
Accounts receivable, net	—	102.7	25.6	330.2	—	458.5
Intercompany receivables	—	180.5	116.6	9.2	(306.3)	—
Inventories, net	—	62.4	34.2	165.2	—	261.8
Other current assets	—	43.8	3.2	75.0	—	122.0
Total current assets	—	426.3	179.6	696.7	(306.3)	996.3
Property, plant and equipment, net	—	239.8	83.0	735.7	—	1,058.5
Goodwill	—	—	147.8	8.6	—	156.4
Intercompany notes and accounts receivable	—	327.0	201.5	—	(528.5)	—
Other assets and deferred charges	—	671.7	44.8	99.8	—	816.3
Investment in subsidiaries	363.7	1,240.1	—	—	(1,603.8)	—
Total assets	$363.7	$2,904.9	$656.7	$1,540.8	$(2,438.6)	$3,027.5
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$106.2	$44.5	$286.7	$—	$437.4
Intercompany payables	—	117.4	98.6	90.3	(306.3)	—
Other current liabilities	—	120.4	4.1	96.8	—	221.3
Total current liabilities	—	344.0	147.2	473.8	(306.3)	658.7
Intercompany notes and accounts payable	323.2	3.7	—	201.6	(528.5)	—
Long-term debt	—	1,500.0	5.3	53.8	—	1,559.1
Investment in subsidiaries obligation	—	—	15.2	—	(15.2)	—
Other long-term liabilities	—	693.5	0.5	75.2	—	769.2
Total liabilities	323.2	2,541.2	168.2	804.4	(850.0)	2,987.0
Total stockholders’ equity	40.5	363.7	488.5	736.4	(1,588.6)	40.5
Total liabilities and stockholders’ equity	$363.7	$2,904.9	$656.7	$1,540.8	$(2,438.6)	$3,027.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net cash provided by (used in) operating activities	$(0.1)	$32.6	$33.1	$166.0	$—	$231.6
Investing activities
Purchases of property, plant and equipment	—	(32.7)	(13.7)	(109.8)	—	(156.2)
Proceeds from sale of property, plant and equipment	—	7.8	0.2	0.5	—	8.5
Intercompany activity	—	—	(19.3)	—	19.3	—
Net cash used in investing activities	—	(24.9)	(32.8)	(109.3)	19.3	(147.7)
Financing activities
Net debt activity	—	(5.9)	(0.3)	(10.5)	—	(16.7)
Debt issuance costs	—	(0.3)	—	—	—	(0.3)
Employee stock option exercises	—	1.2	—	—	—	1.2
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Intercompany activity	0.4	(0.4)	—	19.3	(19.3)	—
Net cash provided by (used in) financing activities	0.1	(5.4)	(0.3)	8.8	(19.3)	(16.1)
Effect of exchange rate changes on cash	—	—	—	(2.8)	—	(2.8)
Net increase in cash and cash equivalents	—	2.3	—	62.7	—	65.0
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$39.2	$—	$179.8	$—	$219.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2013
Net cash provided by (used in) operating activities	$0.6	$(55.4)	$46.8	$110.3	$—	$102.3
Investing activities
Purchases of property, plant and equipment	—	(43.6)	(7.0)	(127.6)	—	(178.2)
Proceeds from sale of property, plant and equipment	—	4.9	0.5	0.4	—	5.8
Proceeds from sale-leaseback of equipment	—	23.5	—	—	—	23.5
Intercompany activity			(40.1)		40.1	—
Net cash used in investing activities	—	(15.2)	(46.6)	(127.2)	40.1	(148.9)
Financing activities
Net debt activity	—	97.0	(0.2)	19.0	—	115.8
Debt issuance costs	—	(12.9)	—	—	—	(12.9)
Employee stock option exercises	—	0.8	—	—	—	0.8
Purchase of treasury stock	(0.4)	—	—	—	—	(0.4)
Intercompany activity	(0.2)	0.2	—	40.1	(40.1)	—
Net cash provided by (used in) financing activities	(0.6)	85.1	(0.2)	59.1	(40.1)	103.3
Effect of exchange rate changes on cash	—	—	—	(0.5)	—	(0.5)
Net increase in cash and cash equivalents	—	14.5	—	41.7	—	56.2
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$25.1	$—	$93.5	$—	$118.6

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

Management's Discussion and Analysis has been revised for the effects of the restatement. See Note 1 - Organization and Basis of Presentation.

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

Gross Profit   Gross profit increased to $140.7 million in the third quarter of 2014 as compared to $125.3 million in the third quarter of 2013.  Gross margin was 14.8% in the third quarter of 2014 as compared to 15.3% in the third quarter of 2013.  The increase in gross profit in the third quarter of 2014, as compared to the third quarter of 2013, primarily reflects the benefit of higher contribution margin on increased sales.

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

Operating Income  Operating income increased to $76.7 million in the third quarter of 2014 as compared to $67.5 million in the third quarter of 2013.  Operating margin was 8.1% in the third quarter of 2014 as compared to 8.2% in the third quarter of 2013.  The changes in operating income and operating margin were due to factors discussed in Gross Profit above.

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

Income Tax Expense  Income tax expense was $7.5 million in the third quarter of 2014 as compared to $6.1 million in the third quarter of 2013.  Our effective income tax rate was 14.6% in the third quarter of 2014 as compared to 16.1% in the third quarter of 2013.

Our income tax expense and effective tax rate for the three months ended September 30, 2014 and September 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. For the three months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction.

Net Income and Earnings Per Share (EPS) Net income increased to $44.0 million in the third quarter of 2014 as compared to $31.6 million in the third quarter of 2013. Diluted EPS increased to $0.57 in the third quarter of 2014 as compared to $0.41 in the third quarter of 2013. Net income and EPS for the third quarters of 2014 and 2013 were primarily impacted by the factors discussed in Net Sales, Gross Profit and Income Tax Expense above.

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

Gross Profit  Gross profit increased to $411.6 million in the first nine months of 2014 as compared to $351.8 million in the first nine months of 2013.  Gross margin was 14.9% in the first nine months of 2014 as compared to 14.8% in the first nine months of 2013.  The changes in gross profit and margin in the first nine months of 2014, as compared to the first nine months of 2013, primarily reflect the benefit of higher contribution margin on increased sales, as well as lower launch preparation costs.

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

Operating Income  Operating income increased to $229.0 million in the first nine months of 2014 as compared to $173.9 million in the first nine months of 2013.  Operating margin increased to 8.3% in the first nine months of 2014 as compared to 7.3% in the first nine months of 2013.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

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

Income Tax Expense  Income tax expense was $25.8 million in the first nine months of 2014 as compared to $9.1 million in the first nine months of 2013.  Our effective income tax rate was 16.6% in the first nine months of 2014 as compared to 12.3% in the first nine months of 2013. Our income tax expense and effective tax rates for the nine months ended September 30, 2014 and September 30, 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for foreign losses. For the nine months ended September 30, 2013, we recorded tax expense of $2.2 million relating to certain changes in estimates in a foreign jurisdiction.

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

Net Income and Earnings Per Share (EPS)  Net income was $129.8 million in the first nine months of 2014 as compared to $64.7 million in the first nine months of 2013.  Diluted earnings per share was $1.68 in the first nine months of 2014 as compared to $0.84 in the first nine months of 2013.  Net income and EPS for the first nine months of 2014 and 2013 were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense and Debt Refinancing and Redemption Costs above.

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

Item 4.  Controls and Procedures (Revised)

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flow, which is more fully described in Note 1. Organization and Basis of Presentation located in the Notes to Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures and internal controls over financial reporting. We identified a material weakness in the effectiveness of our internal control over financial reporting with respect to our accounting for changes in certain accrued accounts payable balances at a single location. As a result, we concluded that our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective as of September 30, 2014.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2014, a material weakness in the operating effectiveness of the Corporate Finance oversight of accounting for changes in certain accrued accounts payable balances at a single location existed. Corporate Finance executives were not sufficiently involved in the review and analysis of the underlying support for changes in the accrued accounts payable balances at the location. As a result, Corporate Finance lacked sufficient information to properly assess the accounting for the correction of an overstatement of such accounts under generally accepted accounting principles.

Change in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2014, and in connection with the preparation of our consolidated annual financial statements for the year ended December 31, 2014 which occurred in the first fiscal quarter of 2015, we have implemented new procedures, including enhanced documentation, analysis and review of changes in the accrued accounts payable balances. We have retrained Finance executives at the location where the overstatement of the accrued accounts payable originated, as well as those working in Corporate Finance, as to the importance of appropriate communication and review of non-routine changes in accruals so that any such changes can be properly assessed under generally accepted accounting principles.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of February 23, 2015, management believes our remediation efforts have been effective with respect to our internal control over financial reporting and that the previous material weakness in our internal control over financial reporting has been remediated.

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
February 23, 2015

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