Form 10-K
period 2014-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2015-02-23
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2014 as reported on the New York Stock Exchange was $18.89 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $1,426.1 million.

As of February 19, 2015, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 75,761,739 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2014 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 30, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2014, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2014

			Page Number

Part I	Item 1	Business	1
	Item 1A	Risk Factors	12
	Item 1B	Unresolved Staff Comments	17
	Item 2	Properties	18
	Item 3	Legal Proceedings	19
	Item 4	Mine Safety Disclosures	19

Part II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
	Item 6	Selected Financial Data	20
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 8	Financial Statements and Supplementary Data	37
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
	Item 9A	Controls and Procedures	80
	Item 9B	Other Information	81

Part III	Item 10	Directors, Executive Officers and Corporate Governance	82
	Item 11	Executive Compensation	82
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
	Item 13	Certain Relationships and Related Transactions, and Director Independence	82
	Item 14	Principal Accounting Fees and Services	82

Part IV	Item 15	Exhibits and Financial Statement Schedules	83

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges
Exhibit 21		Subsidiaries of the Registrant
Exhibit 23		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS		XBRL Instance Document
Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document
Exhibit 101.PRE		XBRL Extension Presentation Linkbase Document
Exhibit 101.LAB		XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

Part I

Item 1.	Business

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

See Item 8, “Financial Statements and Supplementary Data - Note 11 - Segment and Geographic Information” included in this report.

(c)	Narrative Description of Business

Company Overview

We are a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, driveheads, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, transmission parts, electric drive systems and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 68% of our consolidated net sales in 2014, 71% in 2013, and 73% in 2012.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by Lifetime Program Contracts and Long Term Program Contracts (collectively, LPCs). Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 5 to 7 years, and require us to remain competitive with respect to technology, design and quality.

We also supply driveline system products to FCA US LLC, formerly known as Chrysler Group LLC (Chrysler), for heavy-duty Ram full-size pickup trucks and its derivatives, as well as the AWD Jeep Cherokee and the AWD Chrysler 200. Sales to Chrysler were approximately 18% of our consolidated net sales in 2014, 12% in 2013 and 10% in 2012. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Audi AG (Audi), Mack Trucks Inc. (Mack Truck), Harley-Davidson Inc., Nissan Motor Co., Ltd. (Nissan), PACCAR Inc., Honda Motor Co., Ltd., Jaguar Land Rover Limited (JLR), Daimler Truck, Deere & Company, Ford Motor Company (Ford) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM increased 29% to $1,199.9 million in 2014 as compared to $926.7 million in 2013 and $792.6 million in 2012.

We estimate our principal served market to be approximately $36 billion based on information available at the end of 2014. Our principal served market is the driveline market, which consists of driveline, drivetrain and related components and chassis modules for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles, in the regions in which we compete.

The following chart sets forth the percentage of total revenues attributable to our products for the periods indicated:

	Year ended December 31,
	2014	2013	2012
Axles and driveshafts	82%	82%	82%
Drivetrain components, forged products and other	18%	18%	18%
Total	100%	100%	100%

Business Strategy

We are focused on profitable net sales growth and strengthening our balance sheet by capitalizing on our competitive strengths and continuing to diversify our customer, product and geographic sales mix while providing exceptional value to our customers. Over the past several years, we have taken necessary actions that allowed us to make significant, sustainable structural cost reductions which have enabled us to be market cost competitive on a global basis.

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

•
Our quality performance has resulted in improved warranty performance for our customers. As a result, the cost per vehicle has improved an average of approximately 10% annually since 2006, as measured by our largest customer.

•
During 2014, our Colfor Minerva Facility in Ohio, Dietronik location in Michigan and Changshu Manufacturing Facility in China were recognized with the GM Supplier Quality Excellence Award for outstanding performance.

Achieve technology leadership by delivering innovative driveline products which improve the diversification of our product portfolio while increasing our total global served market.

•
AAM's significant investment in research and development (R&D) has resulted in the development of advanced technology products designed to assist our customers in meeting the market demands for improved fuel-efficiency; lower emissions; enhanced power density; advanced, sophisticated electronic controls; improved safety, ride and handling performance; and enhanced reliability and durability for light trucks, SUVs, passenger cars, crossover vehicles and commercial vehicles.

•
AAM has established a high efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technologies. As our customers look to reduce weight through the use of aluminum and other conventional means, AAM is well positioned to offer innovative, industry leading solutions for lightweighting. Our portfolio includes high efficiency axles, aluminum axles and also AWD applications for plug-in hybrid electrical vehicles to full-electric vehicles.

•
AAM's EcoTrac® Disconnecting AWD system is a fuel-efficient and environmentally friendly driveline system that provides OEMs the option of an all-wheel-drive system that disconnects when not needed to improve fuel efficiency and reduce CO2 emissions compared to conventional AWD systems. AAM's EcoTrac® Disconnecting AWD system is featured on the AWD Jeep Cherokee, which was named by Motor Week as its 2014 Best Small Utility Vehicle, and the AWD Chrysler 200. We are currently designing the next generation of our EcoTrac® Disconnecting AWD system which is smaller, lighter in weight and aims to recover up to 90% of fuel penalty, compared to 80% currently.

•
e-AAM Driveline Systems AB (e-AAM) was created to design and commercialize electric and hybrid driveline systems designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. We will continue engineering, developing and commercializing electric and hybrid driveline systems for passenger cars and crossover vehicles. In 2013, we secured a new driveline systems contract featuring patented e-AAMTM hybrid & electric driveline systems technology with Qoros Auto Co., Ltd. in China.

•
AAM continues to invest in R&D in emerging technology such as torque biasing capability. AAM has developed capabilities in the areas of control systems and mechatronics to further integrate electronic components such as motors, actuators, and sensors into AAM's mechanical technology to enhance vehicle performance and provide superior torque management.

•
To accelerate AAM's technological advancements, we announced in 2014 our plan to construct an Advanced Technology Development Center (ATDC) at our Detroit Campus. With a $15 to $20 million investment and the estimated creation of 75 to 100 jobs, we plan to open the state-of-the-art center for technology benchmarking, prototype development, advanced technology development, supplier collaboration, customer showcasing and associate training on our future products, processes, and systems by mid-2015.

Sustain our operational excellence and focus on cost management to deliver exceptional value to our customers.

•	Our top priority for 2014 has been to flawlessly launch 16 critical programs for our customers. These launches included GM's next generation Heavy Duty pickups and SUVs (K2XX Program).

•
Our focus on cost management has led to sustainable structural reductions in AAM's fixed cost structure. We continue to focus on cost management through the implementation of the AAM Manufacturing System to improve quality, eliminate waste, and reduce lead time and total costs globally.

•
Our stand alone United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) agreement, that covers hourly associates at our Three Rivers Manufacturing Facility, ensures market competitiveness at AAM's largest U.S. facility into 2017. The collective bargaining agreements that cover our hourly associates at our MSP Industries Corporation and Colfor Manufacturing Inc. subsidiaries expire in 2017 and 2018, respectively.

•
With the closure of our Detroit Manufacturing Complex (DMC) and Cheektowaga Manufacturing Facility (CKMF) in 2012, we have achieved market competitive labor cost structures at each of our global locations.

Diversify our business through the growth of new and existing customer relationships and expansion of our product portfolio.

•
In addition to maintaining and building upon our longstanding relationships with GM and Chrysler, we have focused on generating profitable growth with new and existing global OEM customers. New business launches in 2014 and 2015 include business with key international customers such as Ford, Honda, Jaguar Land Rover, Nissan, Mercedes-Benz and others.

•
We have accelerated the development and launch of products for passenger cars and crossover vehicles and the global light truck and commercial vehicle markets. We have approximately $825 million of new and incremental business backlog launching from 2015 to 2017, of which approximately 80% relates to AWD and RWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle market.

•
Approximately 70% of our new and incremental business backlog launching from 2015 to 2017 is for customers other than GM. In addition, we have over $1 billion in quoted and emerging new business opportunities. These opportunities would allow us to continue the diversification and expansion of our customer base, product portfolio and global footprint. Substantially all of these opportunities are for customers other than GM.

•	We also continue to evaluate and consider strategic growth investments to accelerate the profitable growth and diversification of our business.

Achieve globalization by increasing our presence in global markets to support our customers' platforms.

•
As our customers continue to design their products for global markets, they will continue to require global support from their suppliers. For this reason, it is critical that we maintain a global presence in these markets in order to remain competitive for new contracts. Over the past few years, we have significantly increased our installed capacity in cost competitive global markets to support current programs and future opportunities. Specific actions included expanding capacity in Brazil, China, Mexico, Poland, Thailand and the U.S. and new facilities in Mexico and the U.S.

•
Our joint venture (JV) with Hefei Automobile Axle Co., Ltd. (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automotive Group Co., Ltd.), which includes 100% of HAAC's light commercial axle business, continues to be a strong advantage for building relationships with leading Chinese light truck manufacturers. We supply front and rear beam axles to several leading Chinese light truck manufacturers, including JAC and BAIC Foton, making AAM the second largest axle supplier in China's light commercial truck segment.

•
Approximately 60% of our $825 million of new and incremental business backlog launching from 2015 to 2017 is for end use markets outside the U.S. and approximately 85% has been sourced to our manufacturing facilities outside the U.S.

Achieve solid financial performance to build value for our key stakeholders.

•
Over the past five years, AAM's compound annual growth rate (CAGR) for sales has exceeded the growth rate of the industry. We expect AAM's new and incremental business backlog will continue to drive our sales to grow at a rate that is higher than the industry through 2017, based on current industry estimates.

•
We have established a cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint to increase our presence in global growth markets, support global product development initiatives and establish regional cost competitiveness. This includes having manufacturing and engineering facilities in Brazil, China, Germany, India, Mexico, Poland, Sweden, Thailand and the U.S.

•
In 2013, we successfully closed on over $1.25 billion in new and amended financing agreements. As a result, we reduced our weighted average interest cost, extended our debt maturities and improved debt covenant terms and conditions. By taking advantage of favorable market conditions, we improved our flexibility to manage and grow our business and to support AAM's long-term strategic objectives. As of December 31, 2014, we had over $800 million in available liquidity and no significant debt maturities until 2018.

Competition and Strengths

We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. Our principal competitors include Dana Holding Corporation, GKN plc, Magna International Inc., ZF Friedrichshafen AG, Linamar Corporation, Meritor Inc. and the in-house operations of various global OEMs. The sector is also attracting new competitors, some of whom are entering our product segment through the acquisition of non-core OEM operations.

With a focus on engineering and manufacturing, we support our business strategy and differentiate ourselves through outstanding long-term daily track records on quality, warranty, reliability, delivery and launch performance. We reduced our discrepant PPM performance, as measured by our largest customer, from 13,441 PPM in 1994 to an average of less than 10 PPM for each of the last 10 years.

As global OEM’s race to meet tighter fuel efficiency emissions standards, the automotive industry is entering a new, more advanced phase of innovation and design. This encompasses independent drive vehicles, hybrid and electric vehicles, advanced powertrain applications and other equally sophisticated technologies. AAM is meeting these challenges with an aggressive plan to increase our investment in advanced product, process and systems technology.

All of our global facilities utilize the AAM Manufacturing System, a business philosophy focused on lean manufacturing designed to facilitate cost reductions, improve quality, reduce inventory and improve our operating flexibility. This philosophy is demonstrated through the following:

•
In the past, our largest two facilities, Guanajuato Manufacturing Complex and Three Rivers Manufacturing Facility, were recognized for outstanding performance as a "Shingo Prize" recipient and by being named by IndustryWeek Magazine as one of the 10 best plants in North America, respectively.

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

In 2014, R&D spending, net of customer engineering, design and development recoveries, was $103.9 million as compared to $103.4 million in 2013 and $123.4 million in 2012. The focus of this investment continues to be developing innovative driveline and drivetrain systems and related components for light trucks, passenger cars, SUVs, crossover vehicles and commercial vehicles in the global marketplace. Product development in this area includes power transfer units, transfer cases, driveline and transmission differentials, multi-piece driveshafts, constant velocity joints, torque transfer devices, chassis modules and front and rear drive axles. We continue to focus on electronic integration in our existing and future products to advance their performance. We also continue to support the development of hybrid and electric vehicle systems. Special emphasis is also placed on the development of products and systems that provide our customers with advancements in fuel efficiency and emissions reduction and improved performance metrics such as noise vibration harshness (NVH) and power density. Our efforts in these areas have resulted in the development of prototypes and various configurations of these driveline systems for several OEMs throughout the world.

We have also developed and commercialized a disconnecting AWD system, which strengthens AAM's position as a leader in global driveline systems technology. AAM's EcoTrac® Disconnecting AWD system is an industry-first technology that seamlessly engages AWD functionality while improving fuel efficiency and reducing CO2 emissions. This system is now featured on the award-winning Jeep Cherokee and the Chrysler 200.

AAM also develops and manufactures high-efficiency axle systems through the use of proprietary technologies to optimize product design and lubrication management, while also significantly reducing friction and improving fuel economy. In 2012, AAM launched a high efficiency axle on the Cadillac ATS compact luxury sport sedan and in 2014 we launched our high efficiency rear-drive modules on the Cadillac CTS, Motor Trend's 2014 Car of the Year.

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

As our customers move toward ways to reduce vehicle weight through the use of aluminum or other conventional means, AAM is well positioned to offer innovative, industry leading solutions, through proprietary technologies such as PowerLite® axles, PowerDense® gears and PowerFilm® lubricant for passenger car, light truck and AWD applications.

Backlog

We typically enter into agreements with our customers to provide axles or other driveline or drivetrain products for the life of our customers' vehicle programs. Our new and incremental business includes awarded programs and incremental content and volume including customer requested engineering changes. Our backlog may be impacted by various assumptions, many of which are provided by our customers based on their long range production plans. These assumptions include future production volume estimates, changes in program launch timing and fluctuation in foreign currency exchange rates.

Our new and incremental business backlog is approximately $825 million for programs launching from 2015 to 2017. Approximately 80% of our new and incremental business backlog relates to RWD and AWD applications for passenger cars, crossover vehicles and driveline applications for the commercial vehicle markets. Approximately 60% of our new and incremental business backlog will be for end use markets outside the U.S. and approximately 85% has been sourced to our non-U.S. manufacturing facilities. Approximately 70% of our new and incremental business backlog is for customers other than GM.

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

Environmental Matters

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2014, 2013 and 2012.

Associates

We employ approximately 12,820 associates on a global basis, including our joint venture affiliates, of which approximately 3,810 are employed in the U.S. Approximately 2,300 associates are represented by the UAW. Approximately 1,570 of our hourly associates at our Three Rivers Manufacturing Facility in Michigan are subject to a stand alone UAW agreement that expires September 13, 2017. An additional 730 associates at our MSP Industries Corporation and Colfor Manufacturing, Inc. subsidiaries are represented by the UAW under collective bargaining agreements that expire April 18, 2017 and June 8, 2018, respectively. In addition, approximately 110 associates at our Albion Automotive subsidiary in Scotland, approximately 3,475 associates at our Guanajuato Manufacturing Complex in Mexico and approximately 570 associates at our Araucaria Manufacturing Facility in Brazil are represented by labor unions that are subject to collective bargaining agreements. The current collective bargaining agreement at Albion will expire on March 31, 2017. The collective bargaining agreements in Mexico and Brazil expire annually.

Executive Officers of the Registrant

Name	Age	Position
David C. Dauch .........................................	50	Chairman of the Board, President & Chief Executive Officer
Michael K. Simonte ...................................	51	Executive Vice President & Chief Financial Officer
Alberto L. Satine .......................................	58	Senior Vice President - Global Driveline Operations
Terry J. Woychowski..................................	59	Senior Vice President - Advanced Engineering & Quality
Mark S. Barrett ..........................................	54	Group Vice President - Program Management, Material Cost Optimization, Procurement and Driveshaft Business Unit
Steven J. Proctor ......................................	58	Group Vice President - Strategic & Business Development
Michael J. Bly ............................................	47	President - AAM Europe, Vice President - AAM Corporate
David A. Culton .........................................	49	Vice President - Material Cost Optimization
Nigel J. Francis ........................................	54	Vice President - Corporate Planning
Philip R. Guys ..........................................	52	Vice President - Product Engineering & Development
Donald L. Joseph......................................	59	President - AAM Asia, Vice President - AAM Corporate
Terri M. Kemp ...........................................	49	Vice President - Human Resources
Michael J. Lynch .......................................	51	Vice President - Finance & Controller
Allan R. Monich .........................................	61	Vice President - Quality, Warranty & Customer Satisfaction
Jon R. Morrison .........................................	56	President - AAM North America, Vice President - AAM Corporate
John S. Sofia ............................................	55	Vice President - Global Program Management
Thomas J. Szymanski ...............................	53	Vice President - Driveline Manufacturing Services
Norman Willemse .....................................	58	Vice President - Metal Formed Products Business Unit

David C. Dauch, age 50, has been Chairman of the Board, President and Chief Executive Officer since September 2013 and has served on AAM's Board of Directors since April 2009. Prior to that, he served as President and Chief Executive Officer (since September 2012), President & Chief Operating Officer (since June 2008), Executive Vice President & Chief Operating Officer (since December 2007); Executive Vice President - Commercial & Strategic Development (since January 2005); Senior Vice President, Commercial (since May 2004); Senior Vice President, Sales, Marketing & Driveline Division (since September 2003); Vice President, Manufacturing - Driveline Division (since January 2001); Vice President, Sales and Marketing (since 1998) and Director of Sales, GM Full-Size Truck Programs (since May 1996). Mr. Dauch joined our Company in July 1995 as Manager, Sales Administration. Prior to joining our Company, Mr. Dauch held various positions and served on the Board of Directors at Collins & Aikman Products Company. Presently, he serves on the Boards of Directors of Business Leaders for Michigan, the Detroit Regional Chamber, the Great Lakes Council Boy Scouts of America, the Boys & Girls Clubs of Southeastern Michigan, the Original Equipment Suppliers Association and Amerisure Mutual Holdings, Inc. Mr. Dauch also serves on the Miami University Business Advisory Council.

Michael K. Simonte, age 51, has been Executive Vice President & Chief Financial Officer since December 2011. Simonte previously served as Executive Vice President - Finance & Chief Financial Officer (since February 2009), Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining our Company, Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Simonte is a certified public accountant.

Alberto L. Satine, age 58, has been Senior Vice President - Global Driveline Operations since January 2014. Prior to that, he served as Group Vice President - Global Sales & Business Development (since December 2011), Vice President - Strategic & Business Development (since November 2005), Vice President - Procurement (since January 2005); Executive Director, Global Procurement Direct Materials (since January 2004); General Manager, Latin American Driveline Sales and Operations (since August 2003) and General Manager of International Operations (since joining our Company in May 2001). Prior to joining our Company, Mr. Satine held several management positions at Dana Corporation, including the position of President of Dana's Andean Operations in South America from 1997 to 2000 and General Manager of the Spicer Transmission Division in Toledo, Ohio from 1994 to 1997.

Terry J. Woychowski, age 59 , has been Senior Vice President - Advanced Engineering & Quality since February 2013. Prior to joining AAM, Mr. Woychowski spent more than 30 years with General Motors, where he held numerous senior management positions including Vice President, Global Quality & Vehicle Launches, Vice President, Global Vehicle Program Management and Global Chief Engineer Full-size Trucks & Executive Director.

Mark S. Barrett, age 54, has been Group Vice President - Program Management, Material Cost Optimization, Procurement and Driveshaft Business Unit since November 2014. Prior to that, he served as Group Vice President - Procurement, Program Management and Driveshaft Business Unit (since August 2013), Group Vice President - Procurement and Program Management (since February 2013), Group Vice President - Engineering & Procurement (since November 2012), Group Vice President - Engineering, Product Development & Procurement (since December 2011), Vice President - Engineering & Product Development (since October 2008), Executive Director, Engineering & Product Development (since January 2008); Executive Director, Axle & Drivetrain (since November 2006); Executive Director, Powertrain, Driveshaft and Halfshaft Engineering (since January 2006); Executive Director, Released and Domestic Programs (since January 2004); Director, Mid Size Axle Programs (since December 1998) and Staff Project Engineer (since joining our Company in March 1994).  Prior to joining our Company, Mr. Barrett served at General Motors for nine years in a variety of manufacturing and engineering positions.

Steven J. Proctor, age 58, has been Group Vice President - Strategic & Business Development since December 2014. Prior to that, he served as Group Vice President - Global Sales and Business Development (since January 2014); President - AAM Europe, Vice President - AAM Corporate (since June 2012), President - AAM Asia, Vice President - AAM Corporate (since October 2008); Vice President - Sales & Marketing (since June 2004); Executive Director, Driveline Sales & Marketing (since September 2003); President and Chief Operating Officer of AAM do Brasil (since September 1999); Director, GMT-360, I-10/GMT-355 (since December 1998); Director, Worldwide Programs (since February 1998); Director, Strategic Planning (since July 1996) and Director, General Motors Programs (since joining our Company in March 1994). Prior to joining our Company, Mr. Proctor worked for

General Motors for 20 years in the areas of product and industrial engineering, production, material management and sales.

Michael J. Bly, age 47, has been President - AAM Europe, Vice President - AAM Corporate since joining our Company in January 2014. Prior to joining AAM, he spent more than 27 years with General Motors in a variety of management roles in the areas of powertrain, engineering and electrification. Mr. Bly's position prior to leaving General Motors was Vice President of European Powertrain Engineering.

David A. Culton, age 49, has been Vice President - Material Cost Optimization since January 2014. Prior to that, he served as President - AAM Americas, Vice President - AAM Corporate (since June 2012), President - AAM Europe, Vice President - AAM Corporate (since November 2010), Vice President - Commercial (since September 2009); Vice President - Unibody Vehicle Business Unit (since October 2008); Controller (since April 2007); Executive Director, Sales (since July 2006);  Director, Commercial Analysis (since August 2004); Director, Finance - Operations (Since June 2003); Finance Manager (since August 1999); and Assistant Finance Manager (since joining our Company in September 1998).  Prior to joining our Company, Mr. Culton served at Chrysler Corporation for 10 years in a variety of management, finance, engineering and manufacturing positions.

Nigel J. Francis, age 54, has been Vice President - Corporate Planning since joining our Company in November 2014. Prior to joining AAM, Mr. Francis has nearly 30 years of experience in the global automotive sector having held executive level positions at OEM and Tier I companies in North America and Europe including, Senior Vice President Automotive Office State of Michigan and Senior Adviser to the Governor of Michigan, Chief Engineering and Program Management - Tata Technologies, Chief Operating Officer and Chief Technology Officer - Trexa LLC, Executive Vice President - Bright Automotive; and Vice President of Vehicle Engineering - Mercedes-Benz Technology. Mr. Francis has spent the majority of his career in advanced design and engineering product development and in recent years has been closely involved with clean technology through hybrid and electric vehicle development and strategic planning in the global automotive sector.

Philip R. Guys, age 52, has been Vice President - Product Engineering & Development since November 2012. Prior to that, he served as Vice President - Product Engineering since joining AAM in December 2011. Prior to joining our Company, Mr. Guys served for four years at Linamar Corporation in various senior management positions, including Vice President - Engineering, and over 20 years in various engineering positions of increasing responsibility at Ford Motor Company and General Motors.

Donald L. Joseph, age 59, has been President - AAM Asia, Vice President - AAM Corporate since January 2015. Mr. Joseph joined AAM in 1994 as a Manufacturing Manager at AAM's Three Rivers Manufacturing Facility. Since then, he has served in various manufacturing and management positions with increasing responsibility throughout AAM's global operations, including his most recent position of Managing Director - AAM Asia. Mr. Joseph's professional career began with General Motors in 1977. While at General Motors, Mr. Joseph served in a variety of positions with increasing responsibility at the Hydra-matic and Saginaw Divisions. He also spent time at the NUMMI facility studying lean manufacturing.

Terri M. Kemp, age 49, has been Vice President - Human Resources since September 2012. Prior to that, she served as Executive Director - Human Resources & Labor Relations (since November 2010); Executive Director - Human Resources (since September 2009); Director - Human Resources Operations (since October 2008); Director - Program Management (since March 2008); Director - Program Management, Mexico (since August 2006); Launch Manager (since May 2006); Manager - Manufacturing (since August 2005); Manager - Manufacturing, Front Axles and Gears (since June 2005); Area Manager - Plant 1 (since October 2004); Director - Personnel, Detroit Gear & Axle (since January 2003); Area Manager - Plant 6 (since March 2002); Manager - Program Management (since February 2001); Area Manager - Manufacturing Plant 8 (since June 1999); Supervisor - I.E. Plants 1, 6 and 8 (since August 1998); Production Coordinator (since September 1997); and Manager - Productivity since joining the Company in July 1996. Prior to joining our Company, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 51, has been Vice President - Finance & Controller since September 2012. Prior to that, he served as Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance (since June 2003); Manager - Finance, Forge Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining our Company, Mr. Lynch served at Stellar Engineering for nine years in various capacities.

Allan R. Monich, age 61, has been Vice President - Quality, Warranty & Customer Satisfaction since November 2010. Prior to that, he served as Executive Director - Warranty (since January 2010); Vice President - Quality Assurance & Customer Satisfaction (since July 2006); Vice President - Program Management & Capital Planning (since October 2005); Vice President - Program Management & Launch (since May 2004); Vice President, Manufacturing Forging Division (since October 2001); Vice President, Human Resources (since 1998); Vice President, Personnel (since November 1997) and Plant Manager for the Buffalo Gear & Axle Plant in Buffalo, NY since the formation of our Company in March 1994.  Prior to joining our Company in March 1994, Mr. Monich worked for General Motors for 22 years in the areas of manufacturing, quality assurance, sales and engineering, including four years as a Plant Manager.

Jon R. Morrison, age 56 , has been President - AAM North America, Vice President - AAM Corporate since joining our Company in November 2014. Prior to joining AAM, Mr. Morrison has held executive level positions in the automotive industry including Vice President Vehicle Dynamics and Controls - WABCO Holdings Inc., President and General Manager - Meritor WABCO Vehicle Control Systems; General Manager, Plant Manager, Global Director of Sales and Engineering - Dana Corp., President - PBR Knoxville LLC (a joint venture between PBR International and Delphi Corp) and Vice President of Sales and Product Planning North America - PBR International. Morrison’s 30-year automotive and heavy vehicle career includes responsibilities in Finance, Manufacturing, Sales and Marketing, Engineering as well as managing global customer relationships.

John S. Sofia, age 55, has been Vice President - Global Program Management since November 2012. Prior to that, he served as Vice President - Commercial Vehicle Business (since March 2008); Vice President - Product Engineering, Commercial Vehicle Operations & Chief Technology Officer (since December 2007); Vice President - Engineering & Product Development (since July 2006); Vice President - Quality Assurance & Customer Satisfaction (since October 2004); Director, Advanced Quality Planning (since August 2002); Plant Manager, Detroit Forge (since April 2001); Director, Product Engineering (since June 2000); Manager of the Current Production & Process Engineering Group (since September 1997) and Engineering Manager (since joining our Company in May 1994). Prior to joining our Company, Mr. Sofia served at Chrysler Corporation for 10 years in a variety of manufacturing and engineering positions.

Thomas J. Szymanski, age 53, has been Vice President - Driveline Manufacturing Services since November 2014. Prior to that, he served as President - AAM North America, Vice President - AAM Corporate (since January 2014), Vice President - Operations - AAM Americas (since November 2012), Vice President - Global Manufacturing Services (since November 2010); Executive Director - Manufacturing Planning (since October 2008); Executive Director - Corporate Manufacturing Services Unibody Vehicles (since January 2008); Director - Cost Estimating & Advanced Manufacturing Engineering (since August 2006); President & Chief Operating Officer - Colfor Manufacturing, Inc. (since August 2004); Director - Corporate Manufacturing Engineering (since January 2003); Plant Manager - Three Rivers Gear & Axle (since March 2000); Plant Manager - Tonawanda Forge (since December 1998); Manufacturing Manager - Tonawanda Forge (since March 1994); and Area Manager, Axle Assembly - Buffalo Gear & Axle (since the formation of our Company in March 1994). Prior to joining our Company in March 1994, Mr. Szymanski worked for General Motors for 11 years in a variety of manufacturing and plant management positions.

Norman Willemse, age 58, has been Vice President - Metal Formed Product Business Unit since December 2011. Prior to that, he served as Vice President - Global Metal Formed Product Business Unit (since October 2008), Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining our Company in August 2001). Prior to joining our Company, Mr. Willemse served at ATSAS for seven years as Executive Director Engineering & Commercial and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

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

	December 31,
	2014	2013	2012
	(in millions)
Net sales
United States	$2,073.6	$1,682.0	$1,576.6
Canada	64.6	74.4	75.0
Mexico	1,055.5	865.6	755.1
South America	156.5	201.1	216.4
Asia	238.6	255.2	214.5
Europe and other	107.2	129.0	93.3
Total net sales	$3,696.0	$3,207.3	$2,930.9

Long-lived assets
United States	$885.9	$850.0	$865.3
Mexico	513.2	469.3	417.7
South America	80.5	100.2	113.3
Asia	177.3	176.7	159.0
Europe	94.0	93.2	72.5
Total long-lived assets	$1,750.9	$1,689.4	$1,627.8

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our business is significantly dependent on sales to GM and Chrysler.

We are the principal supplier of driveline components to GM for its full-size RWD light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and 4WD/AWD axle requirements for these vehicle platforms. Sales to GM were approximately 68% of our consolidated net sales in 2014, 71% in 2013, and 73% in 2012. A reduction in our sales to GM or a reduction by GM of its production of RWD light trucks or SUVs, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

We also supply driveline system products for Chrysler's heavy-duty Ram full-size pickup trucks and its derivatives, as well as the AWD Jeep Cherokee and the AWD Chrysler 200. Sales to Chrysler accounted for approximately 18% of our consolidated net sales in 2014, 12% in 2013 and 10% in 2012. A reduction in our sales to Chrysler or a reduction by Chrysler of its production of the Ram program, as a result of market share losses of Chrysler or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

The automotive industry is highly competitive. Our competitors include the driveline component manufacturing facilities controlled by OEMs, as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply. Some of our competitors are affiliated with OEMs and others have economic advantages as compared to our business, such as patents, existing underutilized capacity and lower wage and benefit costs. Technology, design, quality, delivery and cost are the primary elements of competition in our industry segment. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce costs. These strategies include supply base consolidation and global sourcing. Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not possess. Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

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
Further, we are continually expanding and updating our networks and systems in response to the changing needs of our business. We are currently in the process of developing and testing global enterprise resource planning (ERP) systems to upgrade many of our existing operating and financial systems. We began implementing these ERP systems in the first quarter of 2015. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Should the systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations could be adversely affected, including our ability to report accurate and timely financial results.

General global economic conditions may have an adverse impact on our operating performance and results of operations.

The automotive industry has continued to improve over the past five years after suffering the effects of the global financial crisis experienced in 2008 and 2009. The U.S. Seasonally Adjusted Annual Rate of sales (SAAR) has returned to a more normalized rate of 16.4 million units in 2014 from 15.5 million in 2013 and 14.4 million in 2012, as the automotive industry has recovered from the effects of the unprecedented decline in consumer demand and production volumes. Deteriorating conditions in the U.S. or global economy that result in another reduction or depressed levels of automotive production and sales by our largest customers may adversely affect our business, financial condition and results of operations. Additionally, in a flat or declining economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover.

Our company's global operations are subject to risks and uncertainties.

We have business and technical offices and manufacturing facilities in many foreign countries, including Brazil, China, India, Mexico, Poland, Scotland, Sweden and Thailand. Approximately 9,010 of our 12,820 associates are located outside of the U.S. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. Our global operations may also be adversely affected by political events and domestic or international terrorist events and hostilities. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

We may incur material losses and costs as a result of product recall or field action, product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty, product recall or field action and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products. Historically, we have experienced negligible warranty charges from our customers due to the quality, reliability and durability performance of our products. We are not responsible for certain warranty claims that may be incurred by our customers. This includes returned components for which no trouble was found upon inspection, discretionary acts of dealer goodwill, defects related to certain directed buy components, or build to print design issues. We review warranty claim activity in detail, and we may have disagreements with our customers as to responsibility for these types of costs incurred by our customer. In addition, as we continue to diversify our customer base, we have an increased obligation to share in the cost of providing warranties as part of our agreements with new customers. Costs and expenses associated with warranties, field actions, product recalls and product liability claims could have a material adverse impact on our results of operations and financial condition and may differ materially from the estimated liabilities that we have recorded in our consolidated financial statements.

In addition to warranty claims relating directly to products we produce, potential product recalls for our customers and their other suppliers, and the potential reputational harm that may result from such product recalls, could have a material adverse impact on our results of operations and financial condition.

We are also involved in various legal proceedings incidental to our business. Although we believe that none of these matters are likely to have a material adverse effect on our results of operations or financial condition, there can be no assurance as to the ultimate outcome of any such legal proceeding or any future legal proceedings.

Our business could be adversely affected if we fail to maintain satisfactory labor relations or if our customers fail to maintain satisfactory labor relations.

The majority of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. Substantially all of our hourly associates in the U.S. are represented by the UAW. Approximately 4,045 of our hourly associates at our facilities in Mexico and Brazil are also covered by collective bargaining agreements which expire annually. There can be no assurance that future negotiations with our labor unions will be resolved favorably or that we will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

Further, the inability of our largest customers to maintain satisfactory labor relations with the UAW could also impact our operations. If our largest customers fail to successfully negotiate labor contracts on or before their expiration in 2015, potential work stoppages and disruptions in production schedules could result, which may have a material adverse impact to our results of operations and financial condition.

Our company or our customers may not be able to successfully and efficiently manage the timing and costs of new product program launches.

Certain of our customers are preparing to launch, or have recently launched, new product programs for which we will supply newly developed driveline system products and related components.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or other future product programs on a timely and cost efficient basis.  Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities.  We may also experience difficulties with the performance of our supply chain on program launches, which could result in our inability to meet our contractual obligations to key customers. Production shortfalls or production delays, if any, could result in our failure to effectively manage our material and freight costs relating to these program launches. In addition, our customers may delay the launch or fail to successfully execute the launch of these new product programs, or any additional future product program for which we will supply products. Our revenues, operating results and financial condition could be adversely impacted if our customers fail to timely launch such programs or if we are unable to manage the timing requirements and costs of new product program launches.

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

Negative or unexpected tax consequences could adversely affect our results of operations.
We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. We are also subject to examinations of these income tax returns by the relevant tax authorities. As of December 31, 2014 and 2013, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $59.5 million and $25.8 million, respectively. Based on the status of these audits and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Any negative or unexpected outcomes of these examinations and audits could have a material adverse impact on our results of operations and financial condition.

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

As we continue to expand globally and accelerate our diversification efforts, we may pursue strategic growth initiatives with greater frequency going forward. Engaging in acquisitions and joint ventures involves potential risks, including failure to successfully integrate and realize the expected benefits of such acquisitions and joint ventures. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions may have an adverse impact on our results of operations and financial condition.

Our company's ability to operate effectively could be impaired if we lose key personnel.

Our success depends, in part, on the efforts of our executive officers and other key associates, such as engineers and global operational leadership. In addition, our future success will depend on, among other factors, our ability to continue to attract and retain qualified personnel, particularly engineers and other employees with critical expertise and skills that support key customers and products. The loss of the services of our executive officers or other key associates, unexpected turnover, or the failure to attract or retain associates, could have a material adverse effect on our results of operations and financial condition.

We use important intellectual property in our business. If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be adversely affected.

We own important intellectual property, including patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely affect our business and our competitive position.

Our financial condition and operations may be adversely affected by a violation of financial and other covenants.

Our revolving credit facility contains financial covenants related to secured and unsecured indebtedness leverage and interest coverage.  The revolving credit facility limits our ability to make certain investments, loans and guarantees, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, enter into certain restrictive agreements, merge, make acquisitions or sell all or substantially all of our assets.  The indenture governing our senior unsecured notes also restricts our ability to incur debt secured by liens, engage in consolidations or mergers or sell all or substantially all of our assets, and engage in certain sale and leaseback transactions. The revolving credit facility also significantly restricts our ability to incur additional secured debt.  The revolving credit facility and the indentures governing our senior unsecured notes also include customary events of default.  Obligations under the revolving credit facility, the 7.75% senior unsecured notes due 2019 (7.75% Notes), the 6.625% senior unsecured notes due 2022 (6.625% Notes), the 6.25% senior unsecured notes due 2021 (6.25% Notes) and our 5.125% senior unsecured notes due 2019 (5.125% Notes) are required to be guaranteed by most of our U.S. subsidiaries that hold domestic assets.  In addition, the revolving credit facility is secured on a first priority basis by all or substantially all of the assets of AAM, Inc., the assets of Holdings and each guarantor's assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets, including each guarantor, and a portion of the capital stock of the first tier foreign subsidiaries of AAM.  A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with these contracts.  A default or acceleration under the revolving credit facility or the indentures governing the senior unsecured notes may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

Our company faces substantial pension and other postretirement benefit obligations.

We have significant pension and other postretirement benefit obligations to certain of our associates and retirees. Our ability to satisfy the funding requirements associated with these obligations will depend on our cash flow from operations and our ability to access credit and the capital markets. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets, mortality rates and the health care cost trend rate. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate in 13 countries and have 37 manufacturing, engineering and business office facilities worldwide of which the principal facilities are:

Name	Type of Interest	Function
Three Rivers Manufacturing Facility Three Rivers, MI	Owned	Front and rear axles, rear drive modules, power transfer units, driveheads and steering linkages
Lancaster Manufacturing Facility Lancaster, Pennsylvania	Leased	Assembly of axles and driveheads for commercial vehicles
Colfor Manufacturing, Inc. Malvern, OH Minerva, OH	Owned	Forged products Forged and machined products and rear axles
MSP Industries Oxford, MI	Leased	Forged and machined products
Oxford Forge Oxford, MI	Owned	Forged products
AccuGear, Inc. Fort Wayne, IN	Owned	Forged and machined products
DieTronik Auburn Hills, MI	Owned	Tool & die manufacturer and machined products
Guanajuato Manufacturing Complex Guanajuato, Mexico	Owned	Rear axles and driveshafts, front axles, front auxiliary driveshafts, forging products, rear drive modules, power transfer units and transfer cases
Silao Manufacturing Facility Silao, Mexico	Leased	Machined products
AccuGear - Silao Silao, Mexico	Owned	Forged and machined products
Araucária Manufacturing Facility Araucária, Brazil	Owned	Front and rear axles, machining of forged and cast products and constant velocity joints
Rayong Manufacturing Facility Rayong, Thailand	Owned	Front and rear axles and driveshafts
Albion Automotive Glasgow, Scotland	Leased	Front and rear axles for medium and heavy-duty trucks and buses and transfer cases
Changshu Manufacturing Facility Changshu, China	Owned	Front axles, independent rear drive axles, rear drive modules, gear sets and machined cases
Pantnagar Manufacturing Facility Pantnagar, India	Owned	Rear axles and driveshafts
Pune Manufacturing Facility Pune, India	Owned	Rear axles and driveheads
Chennai Manufacturing Facility Chennai, India	Owned	Assembly of front and rear axles
Swidnica Manufacturing Facility Swidnica, Poland	Owned	Transmission differentials and machined products
World Headquarters Detroit, MI	Owned	Executive and administrative offices
Quality Engineering Technical Center Auburn Hills, MI	Owned	Prototypes, R&D and design engineering
Technical Center Rochester Hills, MI	Owned	R&D, design engineering, metallurgy, testing and validation

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2014, 2013 and 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.”

Stockholders and High and Low Sales Prices

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
High	$21.15	$19.61	$19.81	$22.79	$22.79
Low	$17.84	$17.29	$16.77	$16.40	$16.40
2013
High	$13.72	$18.63	$20.94	$20.45	$20.94
Low	$11.03	$11.94	$18.65	$17.41	$11.03

Prices are the quarterly high and low closing sales prices for our common stock as reported by the NYSE. We had approximately 315 stockholders of record as of February 19, 2015.

Dividends

We did not declare or pay any cash dividends on our common stock in 2014. Our revolving credit agreement limits our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6. Selected Financial Data

FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY
Year Ended December 31,

	2014		2013		2012		2011		2010
	(in millions, except per share data)
Statement of income data
Net sales	$3,696.0		$3,207.3		$2,930.9		$2,585.0		$2,283.0
Gross profit	522.8		478.7		399.7		458.0	(f)	407.2	(f)
Selling, general and
administrative expenses	255.2		238.4		243.3		231.7		197.6
Operating income	267.6		240.3		156.4		226.3	(f)	209.6	(f)
Net interest expense	(97.8)		(115.3)		(101.0)		(82.7)		(85.2)
Net income	143.0	(a)	94.5	(b)	366.7	(b)(c)(d)	139.5	(b)(e)(f)	119.0	(f)
Net income attributable to AAM	143.0	(a)	94.5	(b)	367.7	(b)(c)(d)	145.2	(b)(e)(f)	119.9	(f)
Diluted earnings per share	$1.85		$1.23		$4.87		$1.93	(f)	$1.61	(f)

Balance sheet data
Cash and cash equivalents	$249.2		$154.0		$62.4		$169.2		$244.6
Total assets	3,259.2		3,027.5	(f)	2,864.5	(f)	2,327.2	(f)	2,113.7	(f)
Total long-term debt	1,523.4		1,559.1		1,454.1		1,180.2		1,010.0
Total AAM stockholders' equity (deficit)	113.4		40.5	(f)	(113.9)	(f)	(418.6)	(f)	(475.0)	(f)
Dividends declared per share	—		—		—		—		—

Statement of cash flows data
Cash provided by (used in) operating activities	$318.4		$223.0		$(175.5)		$(56.3)		$240.3
Cash used in investing activities	(195.3)		(218.7)		(185.4)		(184.1)		(107.0)
Cash provided by (used in) financing activities	(21.4)		88.8		253.5		167.2		(66.4)

Other data
Depreciation and amortization	$199.9		$177.0		$152.2		$139.4		$131.6
Capital expenditures	206.5		251.9		207.6		163.1		108.3
Purchase buyouts of leased equipment	—		—		—		13.4		7.8
Proceeds from sale-leaseback of equipment	—		24.1		12.1		—		—

(a)	Includes a settlement charge of $23.1 million, net of tax, related to our terminated vested lump-sum pension payout in the U.S.

(b)	Includes charges of $35.1 million, net of tax, in 2013, $19.8 million in 2012, and $3.1 million in 2011 related to debt refinancing and redemption costs.

(c)
Includes net special charges, curtailment gains, asset impairments and asset redeployment and other restructuring costs associated with plant closures of $40.6 million (including $28.7 million of expense related to contractual termination benefits provided to certain eligible UAW associates as a result of the DMC and CKMF plant closures).

(d)	Includes the impact of the reversal of our valuation allowance on U.S. federal deferred tax assets of $337.5 million in the fourth quarter of 2012.

(e)
Includes asset impairments, other non-recurring costs and tax refunds of $16.6 million in 2011 (including $0.5 million related to the non-controlling interest portion of a $1.6 million asset impairment recorded by e-AAM).

(f)	Due to the immaterial error discussed in Note 1, these balances have been revised. For further discussion of the revision, see Note 1 - Organization and Summary of Significant Accounting Policies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, transmission parts, electric drive systems and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. Sales to GM were approximately 68% of our consolidated net sales in 2014, 71% in 2013, and 73% in 2012.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by Lifetime Program Contracts and Long Term Program Contracts (collectively, LPCs). Substantially all of our sales to GM are made pursuant to the LPCs. The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run 5 to 7 years, and require us to remain competitive with respect to technology, design and quality.

We also supply driveline system products to FCA US LLC, formerly known as Chrysler Group LLC (Chrysler), for heavy-duty Ram full-size pickup trucks and its derivatives, as well as the AWD Jeep Cherokee and the AWD Chrysler 200. Sales to Chrysler were approximately 18% of our consolidated net sales in 2014, 12% in 2013 and 10% in 2012. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Audi AG (Audi), Mack Trucks Inc. (Mack Truck), Harley-Davidson Inc., Nissan Motor Co., Ltd. (Nissan), PACCAR Inc., Honda Motor Co., Ltd., Jaguar Land Rover Limited (JLR), Daimler Truck, Deere & Company, Ford Motor Company (Ford) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM increased 29% to $1,199.9 million in 2014 as compared to $926.7 million in 2013 and $792.6 million in 2012.

INDUSTRY TRENDS

There are a number of significant trends affecting the highly competitive automotive industry. As general economic and industry specific conditions have stabilized and improved, the global automotive industry continues to experience intense competition, volatility in fuel, steel, metallic and other commodity prices and significant pricing pressures. At the same time, the industry is intently focused on investing in future products that will incorporate the latest technology, meet changing customer demands and comply with more stringent government regulations.

In 2014, the U.S. SAAR increased to 16.4 million units, which compares to 15.5 million units in 2013 and 14.4 million units in 2012, as the U.S. economy and domestic automotive industry continued to recover. As a result of a reduction in oil prices, pent-up demand and the increasing age of vehicles currently on the road, we believe that the U.S. domestic OEMs and their suppliers will continue to be able to capitalize on these trends and provide improved financial performance.

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

We are responding to the continuing change in vehicle mix in the North American market as well as expected increases in CAFE regulations, with ongoing research and development (R&D) efforts that focus on fuel economy, emission reduction and environmental improvements. These efforts have led to new business awards for products that support AWD and RWD passenger cars and crossover vehicles and further position us to compete as this product mix shift continues. We are continuing to invest in the development of advanced products focused on fuel economy, mass reductions, vehicle safety and performance, while leveraging electronics and technology. We have increased our focus on alternative energy and electronics by investing in product development that is consistent with the continued shift in market demand. Approximately 75% of AAM's new and incremental business backlog launching from 2015 to 2017, which is an estimated $825 million, relates to AAM's newest AWD systems for passenger cars and crossover vehicles. These systems are designed to improve fuel efficiency by up to 30%, reduce CO2 emissions and provide AWD capability with the additional benefit of improved vehicle stability when compared to traditional mechanical AWD systems. We have also developed and commercialized a disconnecting AWD system, which strengthens AAM's position as a leader in global driveline systems technology. AAM's EcoTrac® Disconnecting AWD system is an industry-first technology that seamlessly engages AWD functionality while improving fuel efficiency and reducing CO2 emissions. The system is featured on the award-winning Jeep Cherokee and Chrysler 200.

AAM has established a high-efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technology. Our lineup of high efficiency axles for rear-wheel drive and AWD applications is featured on multiple new vehicles, including GM's Cadillac ATS, which was named the 2013 North American Car of the Year. Our high efficiency rear-drive module is also featured on the Cadillac CTS, Motor Trend's 2014 Car of the Year. Through the development of our EcoTrac® Disconnecting AWD system, our high efficiency axles, PowerLite® axles, PowerDense® gears and our e-AAM hybrid and electric driveline systems, we have significantly advanced our efforts to improve fuel efficiency and ride and handling performance while reducing emissions and mass.

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

GLOBAL AUTOMOTIVE PRODUCTION The trend toward the globalization of automotive production continues to intensify in regions such as Asia (particularly China, India, South Korea and Thailand), Eastern Europe and South America. Automotive production in these regions is expected to continue to grow while production in the traditional automotive centers such as North America and Western Europe have improved from recent declines. As our customers continue to design their products for global markets, they will continue to require global support from their suppliers. For this reason, it is critical that we maintain a global presence in these markets in order to remain competitive for new contracts. We have significantly increased our global installed capacity to support current programs and future opportunities. We have expanded our capacity in Brazil, China, Mexico, Poland, Thailand and the U.S. and constructed new facilities in Mexico and the U.S. We also have offices in China, India and South Korea to support these developing markets. We expect our business activity in these markets to increase significantly over the next several years. Approximately 60% of our new and incremental business backlog is for end use markets outside the U.S. and approximately 85% has been sourced to our manufacturing facilities outside the U.S.

RESULTS OF OPERATIONS

NET SALES Net sales increased by 15% to $3,696.0 million in 2014 as compared to $3,207.3 million in 2013 and $2,930.9 million in 2012.

 The increase in sales in 2014, as compared to 2013, primarily reflects an increase of approximately 8% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler and higher sales in support of Chrysler's AWD Jeep Cherokee.

 Our sales in 2013, as compared to 2012, reflect an increase in global launch activity principally related to higher production volumes for the major North American light truck programs we currently support, additional content on GM and Chrysler's next generation full-size pickup truck programs and a 17% increase in non-GM sales.

Our content-per-vehicle (CPV) (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,667 in 2014 as compared to $1,550 in 2013 and $1,473 in 2012. The increases in CPV in 2014 as compared to 2013, and 2013 as compared to 2012, principally reflect additional content on GM and Chrysler's next generation full-size pickup truck programs.

Our 4WD/AWD penetration rate increased to 68.5% in 2014 as compared to 66.1% in 2013 and 64.4% in 2012. We define 4WD/AWD penetration as the total number of front axles we produce divided by the total number of rear axles we produce for the vehicle programs we support.

GROSS PROFIT Gross profit increased to $522.8 million in 2014 as compared to $478.7 million in 2013 and $399.7 million in 2012. Gross margin was 14.1% in 2014 as compared to 14.9% in 2013 and 13.6% in 2012. The increase in gross profit in 2014 as compared to 2013 is primarily due to the profit contribution from higher sales, including our largest North American light truck programs and other global launches. Gross profit in 2014 also included the adverse impact of a $31.2 million settlement charge related to a voluntary lump-sum pension payout which was offered to eligible terminated vested participants in our U.S. hourly pension plans.

The increase in gross profit in 2013 as compared to 2012 is primarily due to the profit contribution from higher sales, including our largest North American light truck programs and other global launches. The increase in gross profit in 2013 also reflected lower warranty accruals and the impact of stabilized levels of global launch activity, which includes lower material and freight costs, as compared to 2012. In addition, our gross profit in 2013 also included the impact of receiving $11.4 million related to settling a capacity increase cancellation claim with one of our largest customers, which is partially offset by other costs associated with this capacity increase.

Gross profit in 2012 included special charges of $28.7 million of expense related to contractual termination benefits provided to certain eligible UAW associates as a result of the DMC and CKMF plant closures and $32.5 million of expense primarily related to asset impairments, asset redeployment and other restructuring costs associated with the closure of DMC and CKMF. The impact on gross profit as a result of these special charges was partially offset by a $21.8 million other postretirement benefits (OPEB) curtailment gain recorded as a result of the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures and a $5.2 million settlement gain related to the termination of the UAW Legal Services Plan. Also included in gross profit in 2012, is a gain of $2.2 million related to the sale of CKMF.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) SG&A (including R&D) was $255.2 million in 2014 as compared to $238.4 million in 2013 and $243.3 million in 2012. SG&A as a percentage of net sales was 6.9% in 2014, 7.4% in 2013 and 8.3% in 2012. R&D spending in product, process and systems, net of customer engineering, design and development (ED&D) recoveries, was $103.9 million in 2014 as compared to $103.4 million in 2013 and $123.4 million in 2012. The change in SG&A in 2014 as compared to 2013 is primarily due to an increase in costs associated with upgrades to our enterprise resource planning (ERP) systems. SG&A in 2014 also included the adverse impact of a $4.3 million settlement charge related to a voluntary lump-sum pension payout which was offered to eligible terminated vested participants in our U.S. salaried pension plan.

The change in SG&A in 2013 as compared to 2012 primarily reflects the favorable impact of lower R&D expense, which included customer ED&D recoveries. This was partially offset by higher incentive compensation accruals and stock-based compensation expense.

OPERATING INCOME Operating income increased to $267.6 million in 2014 as compared to $240.3 million in 2013 and $156.4 million in 2012. Operating margin was 7.2% in 2014 as compared to 7.5% in 2013 and 5.3% in 2012. The changes in operating income and operating margin in 2014, 2013 and 2012 were due to the factors discussed in Sales, Gross Profit and SG&A.

INTEREST EXPENSE Interest expense was $99.9 million in 2014, $115.9 million in 2013 and $101.6 million in 2012. The decrease in interest expense in 2014 as compared to 2013 reflects the decrease in our weighted-average interest rate and lower average outstanding borrowings during 2014 as compared to 2013. The increase in interest expense in 2013 as compared to 2012 reflects higher average outstanding borrowings.

The weighted-average interest rate of our total debt outstanding was 6.3%, 7.3% and 7.8% during 2014, 2013 and 2012, respectively.

INVESTMENT INCOME Investment income was $2.1 million in 2014 and $0.6 million in both 2013 and 2012. Investment income includes interest and dividends earned on cash and cash equivalents during the period.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2014, 2013 and 2012:

Debt refinancing and redemption costs In 2013, we expensed $36.8 million of unamortized debt issuance costs, discount and prepayment premiums related to the termination of our class C loan facility, the purchase and voluntary redemption of $300.0 million of our 7.875% senior unsecured notes (7.875% Notes) and the voluntary redemption of the remaining $340.0 million of our 9.25% senior secured notes (9.25% Notes). In 2012, we expensed $19.8 million of unamortized debt issuance costs, discount and prepayment premiums related to our amended and restated revolving credit agreement, the purchase and redemption of $250.0 million of our 5.25% senior unsecured notes and the voluntary redemption of $42.5 million of our 9.25% Notes.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was income of $6.9 million in 2014, and expense of $1.9 million and $4.1 million in 2013 and 2012, respectively.

INCOME TAX EXPENSE (BENEFIT) Income tax expense (benefit) was expense of $33.7 million in 2014 as compared to a benefit of $8.2 million and $335.2 million in 2013 and 2012, respectively. Our effective income tax rate was 19.1% in 2014 as compared to negative 9.5% in 2013 and negative 1,064.2% in 2012.

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2014	2013	2012
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(25.1)	(48.5)	(85.0)
Change in enacted tax rates	—	(9.9)	—
State and local	0.1	0.2	3.5
Tax credits	(11.4)	—	—
Valuation allowance	4.5	12.4	(985.0)
U.S. tax on unremitted foreign earnings	1.9	(0.2)	(29.5)
Uncertain tax positions	13.0	(0.5)	(5.2)
Other	1.1	2.0	2.0
Effective income tax rate	19.1%	(9.5)%	(1,064.2)%

Our income tax expense and effective tax rate for 2014 and 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. In 2014, we recorded tax expense of $23.1 million for changes to prior year uncertain tax positions related to transfer pricing and expense of $3.4 million for a change in estimate for U.S. tax on unremitted foreign earnings. We also recorded a net tax benefit of $20.1 million in 2014 related to our ability to utilize tax credits in future periods resulting in the recognition of a deferred tax asset.

In 2013, new Mexican tax reform was enacted that, among other things, increased the tax rate related to Maquiladora Companies from 17.5% to 30%. We recorded a tax benefit of $8.5 million as a result of revaluing our deferred tax assets at the newly enacted rate. In 2013, we recorded tax expense of $4.8 million relating to changes in estimates in the U.S. and certain foreign jurisdictions. Our income tax benefit and effective tax rate for 2013 also reflects the impact of recording a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction. During 2013, we also settled various income tax audits resulting in a reduction of our liability for unrecognized income tax benefits of $8.4 million and a cash payment of $4.7 million.

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

As of December 31, 2014 and December 31, 2013, we have a valuation allowance of $156.9 million and $163.7 million, respectively, related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. See "Critical Accounting Estimates – Valuation of Deferred Tax Assets and Other Tax Liabilities" below for more detail on the impact of this reversal.

NET INCOME ATTRIBUTABLE TO AAM AND EARNINGS PER SHARE (EPS) Net income attributable to AAM was $143.0 million in 2014 as compared to $94.5 million in 2013 and $367.7 million in 2012. Diluted earnings per share was $1.85 in 2014 as compared to $1.23 per share in 2013 and $4.87 per share in 2012. Net Income and EPS were primarily impacted by the factors discussed in Gross Profit, SG&A, Interest Expense, Debt Refinancing and Redemption Costs and Income Tax Expense (Benefit).

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash provided by operating activities was $318.4 million in 2014 as compared to net cash provided by operating activities of $223.0 million in 2013 and net cash used in operating activities of $175.5 million in 2012.

Sales and production volumes Cash provided by operating activities was favorably impacted by higher profits related to an increase in sales and production activity in 2014, 2013 and 2012.

Deferred Revenue In the first quarter of 2014, we reached an agreement with GM to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $32.8 million in 2014 and recorded the payments as deferred revenue, of which we recognized $5.4 million of revenue related to this agreement in 2014. As of December 31, 2014, we have $6.9 million of deferred revenue that is classified as a current liability and $20.5 million of deferred revenue that is recorded as a noncurrent liability on our Consolidated Balance Sheet.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We initially recorded deferred revenue of $9.3 million related to this agreement. We began recognizing this deferred revenue as revenue in the third quarter of 2014 when this program launched in certain markets. In 2014, we recognized revenue of $0.5 million related to this agreement. As of December 31,

2014 we have recorded deferred revenue of $8.8 million, $1.1 million of which is classified as a current liability and $7.7 million which is recorded as a noncurrent liability on our Consolidated Balance Sheet.

Interest paid Interest paid in 2014 was $91.1 million as compared to $123.2 million in 2013 and $88.9 million in 2012. The decrease in interest paid in 2014 as compared to 2013 primarily relates to a reduction in interest expense driven by lower average outstanding borrowings and lower average interest rates in 2014 as compared to 2013. The increase in interest paid in 2013, as compared to 2012, primarily reflects higher average outstanding borrowings during the year and the early payment of interest related to debt refinancing.

Pension and OPEB Due to our significant pension contributions made in 2012, we were not required to make any cash payments in 2014 or 2013 to satisfy our regulatory funding requirements. We contributed $225.4 million to our pension trusts in 2012, which included our regulatory funding requirements of $35.0 million. These funding figures compare to our annual pension expense, including special and contractual termination benefits and settlements of $32.0 million in 2014, $5.7 million in 2013 and $24.6 million in 2012.

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

Our cash outlay for OPEB, net of GM cost sharing, was $11.8 million in 2014, $11.2 million in 2013, and $11.5 million in 2012. This compares to our annual postretirement cost, including special and contractual termination benefits, curtailment gains and settlements, of $13.4 million in 2014, $12.7 million in 2013, and $3.3 million in 2012. We expect our cash outlay for other postretirement benefit obligations in 2015, net of GM cost sharing, to be approximately $16 million.

On September 22, 2014, we announced a plan to offer a voluntary one-time lump sum payment option to certain eligible terminated vested participants in our U.S. pension plans that, if accepted, would settle our pension obligations to them (“AAM Pension Payout Offer”). The lump sum settlements, which were paid from plan assets, reduced our liabilities and administrative costs going forward.

The AAM Pension Payout Offer was open from October 2, 2014 through November 12, 2014 to approximately 6,000 of our 14,000 total U.S. pension plan participants. In addition to the lump sum payment option, the AAM Pension Payout Offer allowed participants to commence payment of their monthly benefits early.

In total, 3,335 participants accepted the offer and we made a one-time lump sum payment from our pension trust of $104.2 million on December 19, 2014. As a result of this settlement, we remeasured the assets and liabilities of our U.S. pension plans, which reduced our projected benefit obligation by $131.1 million and resulted in a non-cash charge of $35.5 million in the fourth quarter of 2014 related to the accelerated recognition of certain deferred losses.

Accounts receivable Accounts receivable at year-end 2014 were $532.7 million as compared to $458.5 million at year-end 2013 and $463.4 million at year-end 2012. The increase in our year-end 2014 accounts receivable balance was primarily due to increased sales in November and December 2014 as compared to November and December of 2013, as well as the timing of weekly payments from GM.

Inventories At year-end 2014, inventories were $248.8 million as compared to $261.8 million at year-end 2013 and $224.3 million at year-end 2012. The decrease in inventory in 2014, as compared to 2013, primarily reflects a reduction in launch related activities at year-end, as well as inventory reduction initiatives. The increase in inventory in 2013, as compared to 2012, primarily reflects increased materials on hand to support increased production levels in our current programs and new programs launched in 2014.

Accounts payable At year-end 2014, accounts payable were $444.3 million as compared to $437.4 million at year-end 2013 and $387.7 million at year-end 2012. The increase in accounts payable at year-end 2013, as compared to year-end 2012, primarily reflects an increase in sales and production volumes.

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

INVESTING ACTIVITIES Capital expenditures were $206.5 million in 2014, $251.9 million in 2013 and $207.6 million in 2012. Our capital spending primarily supported our significant global program launches within our new and incremental business backlog, as well as the upgrades to our ERP systems.

We expect our capital spending in 2015 to be approximately 5% of sales, which includes support for our global program launches in 2015 and 2016 within our new and incremental business backlog.

In the first quarter of 2014, we sold our Detroit Manufacturing Complex and received net proceeds of $9.2 million related to this transaction. For the year ended December 31, 2014, we have classified $7.2 million of these proceeds, which represents the amount related to the land and building for which we will have no future continuing involvement, in the Investing Activities section of our Consolidated Statement of Cash Flows.

In 2013 and 2012, we entered into various sale-leaseback transactions for equipment recently purchased. We received proceeds of $24.1 million and $12.1 million in 2013 and 2012, respectively, related to these transactions.

FINANCING ACTIVITIES Net cash used in financing activities was $21.4 million in 2014 as compared to cash provided by financing activities of $88.8 million in 2013 and $253.5 million in 2012. Total debt outstanding was $1,536.4 million at year-end 2014, $1,559.1 million at year-end 2013 and $1,454.1 million at year-end 2012. The decrease in total debt outstanding at year-end 2014, as compared to year-end 2013, was primarily due to repayments on certain current maturities of long-term debt. The increase in total debt outstanding at year-end 2013, as compared to year-end 2012, was primarily due to the issuance of $400.0 million of 6.25% senior unsecured notes, $200.0 million of 5.125% senior unsecured notes (5.125% Notes) and $150.0 million drawn under our term facility, which was partially offset by using these proceeds to purchase and redeem $300.0 million of our 7.875% Notes and to redeem the remaining $340.0 million of our 9.25% Notes.

REVOLVING CREDIT FACILITY AND TERM FACILITY As of December 31, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018. At December 31, 2014, $505.5 million was available under the revolving credit facility, which reflected a reduction of $18.0 million for standby letters of credit issued against the facility.

The credit agreement provides for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (term facility). During 2014, we made principal payments of $7.5 million on our term facility. We also paid remaining debt issuance costs of $0.1 million in 2014 associated with the execution of amending our revolving credit facility and term facility. In 2013 and 2012, we paid debt issuance costs of $6.9 million and $1.7 million, respectively, associated with the amendments and restatements of our revolving credit facility.

Borrowings under the revolving credit facility and term facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR-based loans will be between 1.5% and 3.0%.

Under the revolving credit facility, certain negative covenants were revised to provide increased flexibility. In the event AAM achieves investment grade corporate credit ratings from S&P and Moody's, AAM may elect to release all of the collateral from the liens granted pursuant to the collateral agreement, subject to notice requirements and other conditions. The revolving credit facility and term facility are secured on a first priority basis by all or substantially all of the assets of AAM and each guarantor under the collateral agreement dated as of November 7, 2008, as amended and restated as of September 13, 2013.

The revolving credit facility provides back-up liquidity for our foreign credit facilities. We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to current portion of long-term debt on our Consolidated Balance Sheet.

In the first quarter of 2013, we terminated our class C loan facility of $72.8 million, which would have matured on June 30, 2013. Upon termination, we expensed $0.5 million of unamortized debt issuance costs related to the class C facility. We had been amortizing the debt issuance costs over the expected life of the borrowing.

9.25% NOTES In 2009, we issued $425.0 million of 9.25% Notes. The notes were issued at a discount of $5.5 million. Net proceeds from these notes were used for the repayment of certain indebtedness.

In 2012, we elected to exercise an option to redeem 10% of the original amount of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in a principal payment of $42.5 million and $1.3 million for the redemption premium, as well as payment of accrued interest. We expensed $1.0 million in 2012 for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt that we had been amortizing over the expected life of the borrowing.

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

7.875% NOTES In the first quarter of 2013, we voluntarily purchased and redeemed $300.0 million of our 7.875% Notes, and paid accrued interest. Upon purchase and redemption, we expensed $8.5 million related to redemption premiums, $0.1 million of professional fees and unamortized debt issuance costs of $2.1 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

7.75% NOTES In 2011, we issued $200.0 million of 7.75% senior unsecured notes due 2019 (7.75% Notes). Net proceeds from these notes were used for general corporate purposes, including the repayment of certain amounts outstanding under our revolving credit facility.

6.625% NOTES In 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Net proceeds from the 6.625% Notes were used to fund the purchase and redemption of $250.0 million of the outstanding 5.25% Notes, including the payment of interest, the redemption of $42.5 million aggregate principal amount of our 9.25% Notes, certain pension obligations and for other general corporate purposes. We paid debt issuance costs of $8.9 million related to the 6.625% Notes in 2012.

6.25% NOTES In 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Net proceeds from the 6.25% Notes were used to fund the purchase and redemption of our 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in 2013 related to the 6.25% Notes.

5.125% NOTES In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% Notes. We paid debt issuance costs related to the 5.125% Notes of $0.2 million and $3.1 million in 2014 and 2013, respectively.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At December 31, 2014, $38.9 million was outstanding under these facilities and an additional $51.1 million was available.

Credit ratings To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to our securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw its ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Credit ratings affect our cost of borrowing under our revolving credit facility and may affect our access to debt capital markets and other costs to fund our business. The credit ratings and outlook currently assigned to our securities by the rating agencies are as follows:

	Corporate Family Rating	Senior Unsecured Notes Rating	Outlook
Standard & Poor's	BB-	B+	Stable
Moody's Investors Services	B1	B2	Stable
Fitch Ratings	BB-	BB-	Stable

Dividend program We have not declared or paid any cash dividends on our common stock in 2014, 2013 or 2012.

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

Stock repurchase In 2014, we repurchased shares of AAM common stock for $0.3 million; in 2013, we repurchased shares of AAM common stock for $0.4 million; and in 2012, we repurchased 0.5 million shares of AAM common stock for $5.9 million, each to satisfy employee tax withholding obligations due upon the vesting of our restricted stock grants.

Exercise of employee stock options We received $1.2 million in 2014, $1.1 million in 2013, and $0.1 million in 2012 related to the exercise of employee stock options.

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

Contractual obligations The following table summarizes payments due on our contractual obligations as of December 31, 2014:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Current and long-term debt	$1,531.4	$34.8	$35.3	$511.3	$950.0
Interest obligations	591.5	97.0	190.0	169.2	135.3
Capital lease obligations	5.0	0.4	0.9	1.3	2.4
Operating leases (1)	75.0	19.9	33.6	11.4	10.1
Purchase obligations (2)	109.8	98.8	11.0	—	—
Other long-term liabilities (3)	631.3	55.5	127.7	128.7	319.4
Total	$2,944.0	$306.4	$398.5	$821.9	$1,417.2

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

(3)
Other long-term liabilities represent our estimated pension and other postretirement benefit obligations, net of GM cost sharing, that were actuarially determined through 2024, lease payments due to our continuing involvement with a building we sold during 2014, as well as our unrecognized income tax benefits.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant in 2014, 2013 and 2012.

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

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2014, the weighted average discount rates determined on that basis were 4.10% for the valuation of our pension benefit obligations and 4.15% for the valuation of our OPEB obligations. The discount rate used in the valuation of our U.K. pension obligation was based on a review of long-term bonds, including published indices in the applicable market. In 2014, the discount rate determined on that basis was 3.70%. The expected long-term rates of return on our plan assets were 7.50% for our U.S. plans and 5.00% for our U.K. plan in 2014. We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns. The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. Our investment policy allocates approximately 30-65% of the U.S. plans' assets to equity securities, depending on the plan, with the remainder invested in fixed income securities, hedge fund investments and cash. The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2014, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2014, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$51.0	N/A
Increase in 2014 expense	$1.4	$3.3

No changes in benefit levels or in the amortization of gains or losses have been assumed. The increase in 2014 expense excludes the impact of the settlement charge.

For 2015, we assumed a weighted average annual increase in the per-capita cost of covered health care benefits of 7.0% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2023 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have decreased total expense in 2014 and increased the postretirement obligation, net of GM cost sharing, at December 31, 2014 by $0.7 million and $25.8 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2014 and the postretirement obligation, net of GM cost sharing, at December 31, 2014 by $1.6 million and $41.3 million, respectively.

AAM and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2014, we estimated $287.8 million in future GM cost sharing. If, in the future, GM were unable to fulfill this financial obligation, our OPEB obligations may be different than our current estimates.

VALUATION OF DEFERRED TAX ASSETS AND OTHER TAX LIABILITIES Because we operate in many different geographic locations, including several foreign, state and local tax jurisdictions, the evaluation of our ability to use all recognized deferred tax assets is complex.

We are required to estimate whether recoverability of our deferred tax assets is "more likely than not," based on forecasts of taxable income in the related tax jurisdictions. In these estimates, we use historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. This includes the consideration of tax law changes, prior profitability performance and the uncertainty of future projected profitability.

Under applicable GAAP, a sustained period of profitability in our operations is required before we would change our judgment regarding the need for a valuation allowance against our net deferred tax assets.  In 2012, our business returned to a position of cumulative profitability on a pre-tax basis, considering our operating results for the three years ended December 31, 2012. We concluded that this record of cumulative profitability in recent years, in addition to the restructuring of our U.S. operations and our long range forecast showing continued profitability, had provided sufficient positive evidence that our net U.S. federal tax benefits more likely than not will be realized. Accordingly, in the fourth quarter of 2012, we released the valuation allowance against our net federal deferred assets for entities in the U.S., resulting in a $337.5 million benefit in our 2012 provision for income taxes.
As of December 31, 2014, we have a valuation allowance of approximately $156.9 million related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. As of December 31, 2013 and 2012, our valuation allowance was $163.7 million and $166.1 million, respectively.
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
We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position: and (2) for those positions that meet the "more likely than not" recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit).

As of December 31, 2014, 2013 and 2012, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $59.5 million, $25.8 million and $30.9 million, respectively. Based on the status of the IRS audits and audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of all ongoing audits with certainty, we anticipate that the current U.S. IRS audit will be completed during 2015. It is also possible that the current 2007 and 2008 audits with the Mexican tax authorities will be completed before the end of 2016. Although it is difficult to estimate with certainty the amount of an audit settlement for the years currently under audit, we do not expect any settlements will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

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

Our warranty accrual, including both our ordinary warranty and specific field action accruals, was $12.4 million as of December 31, 2014 and $14.3 million as of December 31, 2013. In 2013, we made warranty payments of $12.3 million, of which $11.3 million related to the field action. During 2014 and 2013, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

GOODWILL We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles that are not amortized. We review our goodwill for impairment annually during the fourth quarter. In addition, we review goodwill for impairment whenever adverse events or changes in circumstances indicate a possible impairment.  This review utilizes a two-step impairment test which is performed at a consolidated level, as AAM has a single reporting unit. The first step involves a comparison of the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a measurement and comparison of the fair value of goodwill with its carrying amount.  If the carrying amount of the reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The determination of our reporting unit and impairment indicators require us to make significant judgments. In order to approximate the fair value of our reporting unit for purposes of testing recoverability, we use the total market capitalization of AAM, a market approach, which is then compared to the total carrying amount of AAM. Under the market approach, the fair value is based on observed market prices. We performed our annual impairment test in the fourth quarter and determined there was no impairment to goodwill in 2014.

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

ESTIMATED USEFUL LIVES FOR DEPRECIATION   At December 31, 2014, approximately 80% of our capitalized investment in property, plant and equipment was related to productive machinery and equipment used in support of our manufacturing operations.  The selection of appropriate useful life estimates for such machinery and equipment is a critical element of our ability to properly match the cost of such assets with the operating profits and cash flow generated by their use.  We currently depreciate productive machinery and equipment on the straight-line method using composite useful life estimates up to 12 years.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	reduced purchases of our products by General Motors Company (GM), FCA US LLC, formerly known as Chrysler Group LLC (Chrysler), or other customers;

•	reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM and Chrysler);

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to attract new customers and programs for new products;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	supply shortages or price increases in raw materials, utilities or other operating supplies for us or our customers as a result of natural disasters or otherwise;

•	our ability to successfully implement upgrades to our enterprise resource planning systems;

•	global economic conditions;

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

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to realize the expected revenues from our new and incremental business backlog;

•	negative or unexpected tax consequences;

•	price volatility in, or reduced availability of, fuel;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	our ability to attract and retain key associates;

•	our ability to protect our intellectual property and successfully defend against assertions made against us;

•
availability of financing for working capital, capital expenditures, research and development (R&D) or other general corporate purposes including acquisitions, as well as our ability to comply with financial covenants;

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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling. At December 31, 2014, we had forward contracts with a notional amount of $99.3 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $9.0 million and $6.1 million at December 31, 2014 and December 31, 2013, respectively.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. As of December 31, 2014, there are no interest rate swaps in place. The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at December 31, 2014) on our long-term debt outstanding at December 31, 2014 and December 31, 2013 would be approximately $1.8 million and $2.0 million, respectively, on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income
Year Ended December 31,

	2014	2013	2012
	(in millions, except per share data)

Net sales	$3,696.0	$3,207.3	$2,930.9

Cost of goods sold	3,173.2	2,728.6	2,531.2

Gross profit	522.8	478.7	399.7

Selling, general and administrative expenses	255.2	238.4	243.3

Operating income	267.6	240.3	156.4

Interest expense	(99.9)	(115.9)	(101.6)

Investment income	2.1	0.6	0.6

Other income (expense)
Debt refinancing and redemption costs	—	(36.8)	(19.8)
Other, net	6.9	(1.9)	(4.1)

Income before income taxes	176.7	86.3	31.5

Income tax expense (benefit)	33.7	(8.2)	(335.2)

Net income	$143.0	$94.5	$366.7

Net loss attributable to noncontrolling interests	—	—	1.0

Net income attributable to AAM	$143.0	$94.5	$367.7

Basic earnings per share	$1.85	$1.23	$4.88

Diluted earnings per share	$1.85	$1.23	$4.87

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Comprehensive Income
Year Ended December 31,

	2014	2013	2012
	(in millions)
Net income	$143.0	$94.5	$366.7

Other comprehensive income (loss), net of tax
Defined benefit plans, net of $23.2 million, $(41.3) million and $32.3 million of tax in 2014, 2013 and 2012, respectively	(42.7)	76.6	(58.9)
Foreign currency translation adjustments	(30.3)	(26.2)	(9.4)
Change in derivatives	(7.7)	(2.0)	7.8
Other comprehensive income (loss)	(80.7)	48.4	(60.5)

Comprehensive income	62.3	142.9	306.2

Net loss attributable to noncontrolling interests	—	—	1.0
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	0.3

Comprehensive income attributable to AAM	$62.3	$142.9	$306.9

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Balance Sheets
December 31,

	2014	2013
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$249.2	$154.0
Accounts receivable, net	532.7	458.5
Inventories, net	248.8	261.8
Deferred income taxes	40.2	34.9
Prepaid expenses and other	68.6	87.1
Total current assets	1,139.5	996.3

Property, plant and equipment, net	1,061.1	1,058.5
Deferred income taxes	368.8	341.8
Goodwill	155.0	156.4
GM postretirement cost sharing asset	274.5	242.0
Other assets and deferred charges	260.3	232.5
Total assets	$3,259.2	$3,027.5

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$13.0	$—
Accounts payable	444.3	437.4
Accrued compensation and benefits	109.1	110.1
Deferred revenue	22.1	17.0
Deferred income taxes	0.1	0.1
Other accrued expenses	98.6	94.1
Total current liabilities	687.2	658.7

Long-term debt	1,523.4	1,559.1
Deferred income taxes	9.1	9.8
Deferred revenue	94.2	76.4
Postretirement benefits and other long-term liabilities	831.9	683.0
Total liabilities	3,145.8	2,987.0

Stockholders' equity
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2014 or 2013	—	—
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2014 or 2013	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
81.9 million and 81.6 million shares issued as of December 31, 2014 and 2013, respectively	0.8	0.8
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2014 or 2013	—	—
Paid-in capital	623.7	612.8
Accumulated deficit	(31.4)	(174.4)
Treasury stock at cost, 6.1 million shares in 2014 and 6.0 million shares in 2013	(182.8)	(182.5)
Accumulated other comprehensive income (loss), net of tax
Defined benefit plans	(240.6)	(197.9)
Foreign currency translation adjustments	(48.9)	(18.6)
Unrecognized gain (loss) on derivatives	(7.4)	0.3
Total AAM stockholders' equity	113.4	40.5
Noncontrolling interests in subsidiaries	—	—
Total stockholders' equity	113.4	40.5
Total liabilities and stockholders' equity	$3,259.2	$3,027.5

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2014	2013	2012
	(in millions)
Operating Activities
Net income	$143.0	$94.5	$366.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Asset impairments and related indirect inventory obsolescence	—	—	5.8
Depreciation and amortization	199.9	177.0	152.2
Deferred income taxes	(9.2)	(18.7)	(343.8)
Stock-based compensation	9.7	10.8	2.4
Pensions and other postretirement benefits, net of contributions	31.8	6.5	(208.4)
Gain on disposal of property, plant and equipment, net	(2.6)	(3.5)	(1.9)
Debt refinancing and redemption costs	—	9.2	1.5
Changes in operating assets and liabilities
Accounts receivable	(78.3)	(0.3)	(130.6)
Inventories	10.9	(42.5)	(49.9)
Accounts payable and accrued expenses	13.7	66.3	60.9
Deferred revenue	24.5	(5.6)	(21.6)
Other assets and liabilities	(25.0)	(70.7)	(8.8)
Net cash provided by (used in) operating activities	318.4	223.0	(175.5)

Investing activities
Purchases of property, plant and equipment	(206.5)	(251.9)	(207.6)
Proceeds from sale of property, plant and equipment	9.1	9.1	10.1
Proceeds from sale-leaseback of equipment	—	24.1	12.1
Proceeds from government grants	2.1	—	—
Net cash used in investing activities	(195.3)	(218.7)	(185.4)

Financing activities
Net short-term borrowings (repayments) under credit facilities	—	(29.9)	10.4
Proceeds from issuance of long-term debt and other	5.0	786.7	562.6
Payments of other long-term debt, capital lease obligations and other	(27.0)	(652.0)	(299.1)
Debt issuance costs	(0.3)	(16.7)	(10.6)
Purchase of noncontrolling interest	—	—	(4.0)
Employee stock option exercises, including tax benefit	1.2	1.1	0.1
Purchase of treasury stock	(0.3)	(0.4)	(5.9)
Net cash provided by (used in) financing activities	(21.4)	88.8	253.5

Effect of exchange rate changes on cash	(6.5)	(1.5)	0.6

Net increase (decrease) in cash and cash equivalents	95.2	91.6	(106.8)

Cash and cash equivalents at beginning of year	154.0	62.4	169.2

Cash and cash equivalents at end of year	$249.2	$154.0	$62.4

Supplemental cash flow information
Interest paid	$91.1	$123.2	$88.9
Income taxes paid, net	$11.3	$11.6	$14.7

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

						Accumulated Other
						Comprehensive
	Common Stock					Income (Loss)	Noncontrolling
	Shares	Par	Paid-in	Accumulated	Treasury	Attributable to	Interests in
	Outstanding	Value	Capital	Deficit	Stock	AAM	Subsidiaries
	(in millions)

Balance at January 1, 2012, as revised (see Note 1)	73.8	$0.8	$597.2	$(636.6)	$(176.2)	$(203.8)	$5.9

Net income				367.7			(1.0)
Change in derivatives						7.8
Foreign currency translation						(9.7)	0.3
Defined benefit plans, net						(58.9)
Exercise of stock options and vesting of restricted stock	1.5		0.1
Stock-based compensation			2.4
Acquisition of noncontrolling interest			1.2				(5.2)
Purchase of treasury stock	(0.5)				(5.9)
Balance at December 31, 2012	74.8	0.8	600.9	(268.9)	(182.1)	(264.6)	—

Net income				94.5			—
Change in derivatives						(2.0)
Foreign currency translation						(26.2)
Defined benefit plans, net						76.6
Exercise of stock options and vesting of restricted stock	0.8		1.1
Stock-based compensation			10.8
Purchase of treasury stock	—				(0.4)
Balance at December 31, 2013	75.6	$0.8	$612.8	$(174.4)	$(182.5)	$(216.2)	$—

Net income				143.0			—
Change in derivatives						(7.7)
Foreign currency translation						(30.3)
Defined benefit plans, net						(42.7)
Exercise of stock options and vesting of restricted stock	0.2		1.2
Stock-based compensation			9.7
Purchase of treasury stock	—				(0.3)
Balance at December 31, 2014	75.8	$0.8	$623.7	$(31.4)	$(182.8)	$(296.9)	$—

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a Tier I supplier to the automotive industry. We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), passenger cars, crossover vehicles and commercial vehicles. Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels. Our driveline, drivetrain and related products include axles, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, driveheads, transmission parts, electric drive systems and metal-formed products. In addition to locations in the United States (U.S.) (Michigan, Ohio, Indiana and Pennsylvania), we also have offices or facilities in Brazil, China, Germany, India, Japan, Luxembourg, Mexico, Poland, Scotland, South Korea, Sweden and Thailand.

PRINCIPLES OF CONSOLIDATION We include the accounts of Holdings and its subsidiaries in our consolidated financial statements. We eliminate the effects of all intercompany transactions, balances and profits in our consolidation.

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that entries recorded in the third quarter of 2014 to reduce certain accrued accounts payable balances by $8.4 million were previously recorded as a reduction of cost of goods sold but should have been recorded as an adjustment to opening accumulated deficit because the amounts giving rise to the correction originated in periods prior to January 1, 2012.

In accordance with ASC 250 Accounting Changes and Error Corrections as well as the SEC's Staff Accounting Bulletin No. 99, Materiality, we evaluated the materiality of this error on prior period financial statements and determined that it did not result in a material misstatement to the financial conditions, results of operations, or cash flows for any of the periods presented.

We also determined that the effect of recording the correction during the third quarter of 2014 was material to the financial statements for the three months ended September 30, 2014. As a result, prior period financial statements have been revised in accordance with ASC 250 and the SEC's Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and accumulated deficit at January 1, 2012 was reduced by $6.9 million. Consequently, the previously reported December 31, 2013 balances for accounts payable of $445.8 million, accumulated deficit of $181.3 million and current deferred income tax assets of $36.4 million were reduced by $8.4 million, $6.9 million and $1.5 million, respectively.

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

In the first quarter of 2014, we reached an agreement with General Motors Company (GM) to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $32.8 million in 2014 and recorded the payments as deferred revenue. We will recognize this deferred revenue into sales over the life of the program on a straight line basis over approximately 5 years, which is the period we expect GM to benefit from this capacity and mix change. In 2014, we recognized revenue of $5.4 million related to this agreement. As of December 31, 2014, we have $6.9 million of deferred revenue that is classified as a current liability and $20.5 million of deferred revenue that is recorded as a noncurrent liability on our Consolidated Balance Sheet.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. We received $9.3 million in 2014 related to this agreement and initially recorded deferred revenue of $9.3 million. We will recognize this deferred revenue into sales over the life of the program on a straight-line basis over approximately 8 years, which is the period we expect GM to benefit from this agreement. We began recognizing this deferred revenue as revenue in the third quarter of 2014 when this program launched in certain markets. In 2014, we recognized revenue of $0.5 million related to this agreement. As of December 31, 2014, we have recorded deferred revenue of $8.8 million, $1.1 million of which is classified as a current liability and $7.7 million which is recorded as a noncurrent liability on our Consolidated Balance Sheet.

In 2009, we entered into a settlement and commercial agreement (2009 Settlement and Commercial Agreement) with General Motors Company (GM). As part of this agreement, we received $110.0 million from GM, of which we recorded $79.7 million as deferred revenue.  As of December 31, 2014, our deferred revenue related to the 2009 Settlement and Commercial Agreement is $37.5 million, $8.0 million of which is classified as a current liability and $29.5 million of which is recorded as a noncurrent liability on our Consolidated Balance Sheet.  We recognize this deferred revenue into revenue on a straight-line basis over 120 months, which ends September 2019 and is the period that we expect GM to benefit under the 2009 Settlement and Commercial Agreement.  We recognized revenue of $8.0 million, in 2014, 2013 and 2012 related to this agreement.

As of December 31, 2014, the majority of the remaining deferred revenue primarily relates to customer payments to implement capacity programs, which is generally recognized into revenue over the life of these programs. We recognized $7.5 million, $10.5 million and $13.1 million of revenue for these programs in 2014, 2013 and 2012, respectively.

RESEARCH AND DEVELOPMENT (R&D) COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statement of Income. R&D spending, net of engineering, design and development recoveries, was $103.9 million, $103.4 million and $123.4 million in 2014, 2013 and 2012, respectively.

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

Amounts due from customers are stated net of allowances for doubtful accounts. We determine our allowances by considering factors such as the length of time accounts are past due, our previous loss history, the customer's ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts was $4.6 million and $4.9 million as of December 31, 2014 and 2013, respectively. We write-off accounts receivable when they become uncollectible.

CUSTOMER TOOLING AND PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY AGREEMENTS Engineering, R&D, and other pre-production design and development costs for products sold on long-term supply arrangements are expensed as incurred unless we have a contractual guarantee for reimbursement from the customer. Costs for tooling used to make products sold on long-term supply arrangements for which we have either title to the assets or the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment. Capitalized items and customer receipts in excess of tooling costs specifically related to a supply arrangement are amortized over the shorter of the term of the arrangement or over the estimated useful lives of the related assets.

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

Inventories consist of the following:

	December 31,
	2014	2013
	(in millions)
Raw materials and work-in-progress	$243.8	$263.4
Finished goods	32.9	25.7
Gross inventories	276.7	289.1
Inventory valuation reserves	(27.9)	(27.3)
Inventories, net	$248.8	$261.8

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

We record depreciation and tooling amortization on the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $166.5 million, $151.8 million and $130.9 million in 2014, 2013 and 2012, respectively.

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2014	2013
	(years)	(in millions)
Land		$26.2	$29.5
Land improvements	10-15	19.0	18.9
Buildings and building improvements	15-40	314.3	306.6
Machinery and equipment	3-12	1,770.7	1,648.6
Construction in progress		91.4	95.1
		2,221.6	2,098.7
Accumulated depreciation and amortization		(1,160.5)	(1,040.2)
Property, plant and equipment, net		$1,061.1	$1,058.5

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GOODWILL We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles. We completed impairment tests in 2014 and 2013 and concluded that there was no impairment of our goodwill. The following table provides a reconciliation of changes in goodwill:

	December 31,
	2014	2013
	(in millions)
Beginning balance	$156.4	$156.4
Foreign currency translation	(1.4)	—
Ending balance	$155.0	$156.4

INTANGIBLE ASSETS We are currently in the process of testing, validating and launching global enterprise resource planning (ERP) systems, at certain key locations, to upgrade many of our existing operating and financial systems. In connection with the development of these ERP systems, we have recorded an intangible asset of $19.2 million on our Consolidated Balance Sheet as of December 31, 2014. The intangible asset is related to costs incurred to obtain software licenses from a third party, as well as costs to design and develop this internal-use software. We incurred and capitalized $11.4 million and $7.8 million of these costs in 2014 and 2013, respectively. This intangible asset is classified as other assets and deferred charges on our Consolidated Balance Sheet and will be amortized over the estimated useful life of our ERP systems. We recorded $0.4 million and $0.1 million of expense for the amortization of these intangible assets in 2014 and 2013, respectively.

In connection with our e-AAM subsidiary, we have in-process research and development intangible assets which represent the technology that will be utilized in products to be launched in 2016. Accordingly, we will begin amortizing this asset on a straight-line basis at the start of production through the expected life cycle of the related products, which is expected to be approximately 5-7 years. These intangible assets are classified as other assets and deferred charges on our Consolidated Balance Sheet. The following table provides a reconciliation of changes in the carrying value of our in-process research and development intangible assets:

	December 31,
	2014	2013
	(in millions)
Beginning balance	$7.4	$7.4
Foreign currency translation	(1.2)	—
Ending balance	$6.2	$7.4

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each debt issue. As of December 31, 2014 and December 31, 2013, our unamortized debt issuance costs were $29.5 million and $35.6 million, respectively. Deferred amounts associated with the extinguishment of debt are expensed and classified as debt refinancing and redemption costs on our Consolidated Statement of Income.

DERIVATIVES We recognize all derivatives on the balance sheet at fair value and we are not subject to a master netting agreement. If a derivative qualifies under the accounting guidance as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, and changes in the fair value of derivatives that do not qualify as hedges, are immediately recognized in earnings. See Note 3 - Derivatives and Risk Management, for more detail on our derivatives.

CURRENCY TRANSLATION We translate the assets and liabilities of our foreign subsidiaries to U.S. dollars at end-of-period exchange rates. We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. These foreign currency gains and losses resulted in a gain of $6.4 million and losses of $4.2 million and $6.3 million, for the years ended 2014, 2013 and 2012, respectively.

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

2.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt consists of the following:

	December 31,
	2014	2013
	(in millions)
Revolving Credit Facility	$—	$—
Term Facility	142.5	150.0
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	38.9	53.8
Capital lease obligations	5.0	5.3
Debt	1,536.4	1,559.1
Less: Current portion of long-term debt	13.0	—
Long-term debt	$1,523.4	$1,559.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REVOLVING CREDIT FACILITY AND TERM FACILITY As of December 31, 2014, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018. At December 31, 2014, $505.5 million was available under the revolving credit facility, which reflected a reduction of $18.0 million for standby letters of credit issued against the facility.

The credit agreement provides for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (term facility). During 2014, we made principal payments of $7.5 million on our term facility. We paid remaining debt issuance costs of $0.1 million in 2014 associated with the execution of amending our revolving credit facility and term facility. In 2013 and 2012, we paid debt issuance costs of $6.9 million and $1.7 million, respectively, associated with the amendments and restatements of our revolving credit facility.

Borrowings under the revolving credit facility and term facility bear interest at rates based on adjusted LIBOR or an alternate base rate, plus an applicable margin. The applicable margin for LIBOR-based loans will be between 1.5% and 3.0%.

In the event AAM achieves investment grade corporate credit ratings from S&P and Moody's, AAM may elect to release all of the collateral from the liens granted pursuant to the collateral agreement, subject to notice requirements and other conditions. The revolving credit facility and term facility are secured on a first priority basis by all or substantially all of the assets of AAM and each guarantor under the collateral agreement dated as of November 7, 2008, as amended and restated as of September 13, 2013. The revolving credit facility limits our ability to make certain investments, loans and guarantees, declare dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, enter into certain restrictive agreements, merge, make acquisitions or sell all or substantially all of our assets.

The revolving credit facility provides back-up liquidity for our foreign credit facilities. We intend to use the availability of long-term financing under the revolving credit facility to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to current portion of long-term debt on our Consolidated Balance Sheet.

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

In 2012, we elected to exercise an option to redeem 10% of the original amount of our 9.25% Notes outstanding at a redemption price of 103% of the principal amount. This resulted in principal payments of $42.5 million and $1.3 million for the redemption premium, as well as payments of accrued interest in both 2012. We expensed $1.0 million in 2012 for the write-off of a proportional amount of unamortized debt discount and issuance costs related to this debt that we had been amortizing over the expected life of the borrowing.

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

In the first quarter of 2013, we voluntarily purchased and redeemed $300.0 million of our 7.875% Notes, and paid accrued interest. Upon purchase and redemption, we expensed $8.5 million related to redemption premiums, $0.1 million of professional fees and unamortized debt issuance costs of $2.1 million related to this debt. We had been amortizing the debt issuance costs over the expected life of the borrowing.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.75% NOTES In 2011, we issued $200.0 million of 7.75% senior unsecured notes due 2019 (7.75% Notes). Net proceeds from these notes were used for general corporate purposes, including the repayment of certain amounts outstanding under our revolving credit facility.

6.625% NOTES In 2012, we issued $550.0 million of 6.625% senior unsecured notes due 2022 (6.625% Notes). Net proceeds from the 6.625% Notes were used to fund the purchase and redemption of $250.0 million of the outstanding 5.25% senior unsecured notes, including the payment of interest, the redemption of $42.5 million aggregate principal amount of our 9.25% Notes, certain pension obligations and for other general corporate purposes. We paid debt issuance costs of $8.9 million related to the 6.625% Notes in 2012.

6.25% NOTES In 2013, we issued $400.0 million of 6.25% senior unsecured notes due 2021 (6.25% Notes). Net proceeds from the 6.25% Notes were used to fund the purchase and redemption of our 7.875% Notes and for other general corporate purposes. We paid debt issuance costs of $6.6 million in 2013 related to the 6.25% Notes.

5.125% NOTES In the fourth quarter of 2013, we issued $200.0 million of 5.125% senior unsecured notes due 2019 (5.125% Notes). Net proceeds from the 5.125% Notes were used to redeem the remaining $190.0 million outstanding under our 9.25% Notes. We paid debt issuance costs related to the 5.125% Notes of $0.2 million and $3.1 million in 2014 and 2013, respectively.

LEASES We lease certain facilities under capital leases expiring at various dates. The gross asset cost of our capital lease was $6.7 million at both December 31, 2014 and December 31, 2013. The net book value included in property, plant and equipment, net on the balance sheet was $5.0 million and $5.3 million at December 31, 2014 and 2013, respectively. The weighted-average interest rate on this capital lease obligation at December 31, 2014 was 8.9%.

We also lease certain manufacturing machinery and equipment, commercial office and production facilities, vehicles and other assets under operating leases expiring at various dates. In 2013 and 2012, we entered into various sale-leaseback transactions for equipment to be used in production starting in 2013. We received proceeds of $24.1 million and $12.1 million in 2013 and 2012, respectively, as a result of these transactions. Future minimum payments under noncancelable operating leases are as follows: $19.9 million in 2015, $18.5 million in 2016, $15.1 million in 2017, $7.9 million in 2018, and $3.5 million in 2019. Our total expense relating to operating leases was $23.6 million, $17.6 million and $9.0 million in 2014, 2013 and 2012, respectively.

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through July 2019. At December 31, 2014, $38.9 million was outstanding under these facilities and an additional $51.1 million was available.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2015	$35.2
2016	17.1
2017	19.1
2018	109.2
2019	403.4
Thereafter	952.4
Total	$1,536.4

INTEREST EXPENSE AND INVESTMENT INCOME Interest expense was $99.9 million in 2014, $115.9 million in 2013 and $101.6 million in 2012. The decrease in interest expense in 2014 as compared to 2013 is primarily due to the decrease in our weighted-average interest rate for the full year 2014 as compared to full year 2013. The decrease is also driven by lower average outstanding borrowings in 2014 as compared to 2013. The increase in interest expense in 2013 as compared to 2012 reflects higher average outstanding borrowings, during those comparable periods.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We capitalized interest of $5.8 million in 2014, $6.6 million in 2013 and $8.2 million in 2012. The weighted-average interest rate of our long-term debt outstanding at December 31, 2014 was 6.4% as compared to 6.3% and 7.9% at December 31, 2013 and 2012, respectively.

Investment income was $2.1 million in 2014 as compared to $0.6 million in both 2013 and 2012. Investment income includes interest and dividends earned on cash and cash equivalents and realized and unrealized gains and losses on our short-term investments during the period.

3.	DERIVATIVES AND RISK MANAGEMENT

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

CURRENCY FORWARD CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling. We had forward contracts with a notional amount of $99.3 million and $67.2 million outstanding at December 31, 2014 and 2013, respectively, that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses, indirect inventory and other working capital items.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss):

	Location of Gain Reclassified into Net Income	Gain Reclassified During the Twelve Months Ended December 31,		Loss Expected to be Reclassified During the Next 12 Months
		2014	2013
		(in millions)
Currency forward contracts	Cost of Goods Sold	$0.9	$2.8	$(7.2)

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to GM were approximately 68% of our consolidated net sales in 2014, 71% in 2013, and 73% in 2012 . Accounts and other receivables due from GM were $343.1 million at year-end 2014 and $278.5 million at year-end 2013. Sales to FCA US LLC, formerly known as Chrysler Group LLC, (Chrysler) were approximately 18% of our consolidated net sales in 2014, 12% in 2013 and 10% in 2012. Accounts receivable due from Chrysler were $99.3 million at year-end 2014 and $85.9 million at year-end 2013. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $287.8 million as of December 31, 2014 and $255.9 million as of December 31, 2013. See Note 5 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$35.3	$35.3	$6.1	$6.1	Level 1
Prepaid expenses and other
Currency forward contracts	—	—	0.7	0.7	Level 2
Other accrued expenses
Currency forward contracts	8.3	8.3	0.4	0.4	Level 2
Other long-term liabilities
Currency forward contracts	0.1	0.1	—	—	Level 2

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

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Facility	142.5	141.1	150.0	147.8	Level 2
7.75% Notes	200.0	224.0	200.0	227.5	Level 2
6.625% Notes	550.0	583.0	550.0	578.9	Level 2
6.25% Notes	400.0	419.0	400.0	423.0	Level 2
5.125% Notes	200.0	202.6	200.0	206.0	Level 2

Investments in our defined benefit pension plans are stated at fair value. See Note 5 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets.

LONG-LIVED ASSETS  In 2012 as part of our impairment analysis, we were required to measure the fair value of certain long-lived assets.  We considered the expected future use of certain long-lived assets remaining at our Detroit Manufacturing Complex (DMC). Assets that were not to be redeployed to other AAM facilities were determined to be fully impaired.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value Measurements using Level 3 Inputs	Asset Impairment Recorded in Twelve Months ended December 31, 2012

Property, plant and equipment, net	$—	$5.8

In 2012, we reassessed the expected future use of certain assets remaining at DMC that were previously leased assets that had been purchased in 2011 for $18.6 million. As a result, we recorded an impairment charge of $5.8 million related to the assets that we no longer intended to redeploy and use at another AAM facility.

5.	EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT DEFINED BENEFIT PLANS We sponsor various qualified and non-qualified defined benefit pension plans for our eligible associates. We also maintain hourly and salaried benefit plans that provide postretirement medical, dental, vision and life insurance benefits (OPEB) to our eligible retirees and their dependents in the U.S.

AAM and GM share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this agreement of $287.8 million and $255.9 million at December 31, 2014 and December 31, 2013, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $13.3 million that is classified as a current asset and $274.5 million that is classified as a noncurrent asset as of December 31, 2014.

Actuarial valuations of our benefit plans were made as of December 31, 2014 and 2013. The principal weighted-average assumptions used in the year-end valuation of our U.S. and U.K. plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The U.K. discount rate is based on a review of long-term bonds, in consideration of the average duration of plan liabilities. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2014		2013		2012		2014	2013	2012
	U.S.	U.K	U.S.	U.K	U.S.	U.K.
Discount rate	4.10%	3.70%	5.00%	4.50%	4.10%	4.30%	4.15%	4.95%	4.05%
Expected return on plan assets	7.50%	5.00%	7.50%	5.15%	7.50%	4.35%	N/A	N/A	N/A
Rate of compensation increase	4.00%	3.30%	4.00%	3.60%	4.00%	3.15%	4.00%	4.00%	4.00%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accumulated benefit obligation for all defined benefit pension plans was $723.9 million and $744.5 million at December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the accumulated benefit obligation for our underfunded defined benefit pension plans was $586.5 million, the projected benefit obligation was $598.3 million and the fair value of assets for these plans was $496.3 million. The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$755.4	$842.8	$577.9	$601.3
Service cost	3.5	3.4	0.3	0.4
Interest cost	36.1	33.8	15.3	13.2
Plan amendments	—	—	—	(8.1)
Actuarial loss (gain)	119.3	(92.6)	41.2	(0.7)
Change in GM portion of OPEB obligation	—	—	31.8	(17.0)
Participant contributions	0.4	0.4	—	—
Settlements	(131.1)	—	—	—
Benefit payments	(36.5)	(35.3)	(11.8)	(11.2)
Currency fluctuations	(8.3)	2.9	—	—
Net change	(16.6)	(87.4)	76.8	(23.4)
Benefit obligation at end of year	$738.8	$755.4	$654.7	$577.9

Change in plan assets
Fair value of plan assets at beginning of year	$713.4	$695.4	$—	$—
Actual return on plan assets	77.2	49.2	—	—
Employer contributions	1.9	0.8	11.8	11.2
Participant contributions	0.4	0.4	—	—
Benefit payments	(36.5)	(35.3)	(11.8)	(11.2)
Settlements	(104.2)	—	—	—
Currency fluctuations	(8.5)	2.9	—	—
Net change	(69.7)	18.0	—	—
Fair value of plan assets at end of year	$643.7	$713.4	$—	$—

During 2014, the society of actuaries issued updated mortality tables for our U.S. benefit plans. These new mortality tables increased our projected benefit obligations for our U.S. pension and OPEB plans by $25.2 million and $19.0 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in our balance sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)		(in millions)
Noncurrent assets	$6.9	$9.3	$—	$—
Current liabilities	(3.0)	(2.3)	(29.6)	(30.8)
Noncurrent liabilities	(99.0)	(49.0)	(625.1)	(547.1)
Net liability	$(95.1)	$(42.0)	$(654.7)	$(577.9)

Pre-tax amounts recorded in accumulated other comprehensive income (loss) (AOCI), not yet recognized in net periodic benefit cost as of December 31, 2014 and 2013, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net actuarial gain (loss)	$(215.3)	$(194.3)	$(35.7)	$4.9
Net prior service credit	0.7	0.8	15.4	18.1
Total amounts recorded	$(214.6)	$(193.5)	$(20.3)	$23.0

The components of net periodic benefit cost are as follows:

	Pension Benefits			OPEB
	2014	2013	2012	2014	2013	2012
	(in millions)			(in millions)
Service cost	$3.5	$3.4	$3.1	$0.3	$0.4	$0.4
Interest cost	36.1	33.8	35.1	15.3	13.2	15.1
Expected asset return	(48.4)	(45.8)	(34.7)	—	—	—
Amortized actuarial loss	5.4	8.9	7.8	0.5	0.9	0.6
Amortized prior service cost (credit)	(0.1)	5.4	0.5	(2.7)	(1.8)	(2.0)
Special and contractual
termination benefits	—	—	12.8	—	—	16.2
Curtailment gain	—	—	—	—	—	(21.8)
Settlement charge (gain)	35.5	—	—	—	—	(5.2)
Net periodic benefit cost	$32.0	$5.7	$24.6	$13.4	$12.7	$3.3

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that is expected to be amortized from AOCI into net periodic benefit cost in 2015 are $6.9 million and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2015 are $0.7 million and $2.7 million, respectively.

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 7.0% was assumed for 2015. The rate was assumed to decrease gradually to 5.0% by 2023 and to remain at that level thereafter. Health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2014 and the postretirement obligation, net of GM cost sharing, at December 31, 2014 by $1.6 million and $41.3 million, respectively. A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2014 and the postretirement obligation, net of GM cost sharing, at December 31, 2014 by $1.3 million and $34.1 million, respectively.

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $55.3 million in 2015; $55.4 million in 2016; $56.4 million in 2017; $56.6 million in 2018; $56.9 million in 2019 and $293.6 million for 2020 through 2024. These amounts were estimated using the same assumptions that were used to measure our 2014 year-end pension and OPEB obligations and include an estimate of future employee service.

Contributions In 2012, AAM and the Pension Benefit Guaranty Corporation entered into an agreement regarding any liability that may have arisen under the Employee Retirement Income Security Act of 1974 in connection with the closures of DMC and CKMF. As part of this agreement, in 2012, we contributed $114.7 million in excess of our statutory minimum to our U.S. hourly pension plan.

Due to our significant pension contributions made in 2012, we do not expect to make any cash payments in 2015 to satisfy our regulatory funding requirements. We expect our cash outlay, net of GM cost sharing, for OPEB to be approximately $16 million in 2015.

Labor relations In 2012, we recorded a gain of $21.8 million in cost of goods sold for the curtailment of certain OPEB. This resulted primarily from the reduction in expected future OPEB related to the DMC and CKMF hourly associates who have terminated employment from AAM as a result of our plant closures. These curtailment gains resulted in an increase in our accumulated other comprehensive loss of $21.8 million pre-tax.

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

Terminated vested lump sum payout offer On September 22, 2014, we announced a plan to offer a voluntary one-time lump sum payment option to certain eligible terminated vested participants in our U.S. pension plans that, if accepted, would settle our pension obligations to them (“AAM Pension Payout Offer”). The lump sum settlements, which were paid from plan assets, reduced our liabilities and administrative costs going forward.

The AAM Pension Payout Offer was open from October 2, 2014 through November 12, 2014 to approximately 6,000 of our 14,000 total U.S. pension plan participants. In addition to the lump sum payment option, the AAM Pension Payout Offer allowed participants to commence payment of their monthly benefits early.

In total, 3,335 participants accepted the offer and we made a one-time lump sum payment from our pension trust of $104.2 million on December 19, 2014. As a result of this settlement, we remeasured the assets and liabilities of our U.S. pension plans, which reduced our projected benefit obligation by $131.1 million and resulted in a non-cash charge of $35.5 million in the fourth quarter of 2014 related to the accelerated recognition of certain deferred losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amendments to pension and OPEB plans and contractual termination benefits In the third quarter of 2013, we remeasured the AAM Supplemental Executive Retirement Plan (SERP) due to the passing of our Co-Founder and former Executive Chairman of the Board of Directors. As a result of this remeasurement, we recorded $4.7 million in selling, general and administrative expense related to the acceleration of prior service cost.

As a result of our election to apply the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21), in addition to certain actions we took in 2012, we agreed to provide pension and postretirement benefits to certain eligible UAW associates whose employment had been terminated in connection with the DMC and CKMF plant closures. In 2012, we recorded $28.7 million in cost of goods sold, for these pension and postretirement benefits. These incremental pension and postretirement benefits were also agreed to in connection with the lawsuit filed by the International UAW against AAM. See Note 9 - Commitments and Contingencies for more detail on this lawsuit.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2014 and 2013 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2014	2013	Allocation	2014	2013	Allocation
Equity securities	33.1%	42.5%	30% - 65%	28.7%	30.7%	25% - 35%
Fixed income securities	47.3	48.5	35% - 55%	61.1	59.0	55% - 65%
Hedge funds	18.3	8.8	0% - 20%	10.1	10.2	5% - 15%
Cash	1.3	0.2	0% - 5%	0.1	0.1	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2014
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$6.7	$—	$—	$6.7
Equity
U.S. Large Cap	87.3	—	—	87.3
U.S. Small/Mid Cap	25.2	—	—	25.2
World Equity	94.2	—	—	94.2
Fixed Income Securities
Government & Agencies	67.9	58.8	—	126.7
Corporate Bonds - Investment Grade	139.9	—	—	139.9
Corporate Bonds - Non-investment Grade	31.9	—	—	31.9
Emerging Market Debt	19.0	—	—	19.0
Other	7.2	—	—	7.2
Hedge Funds
Property Funds	—	—	48.3	48.3
Multi Strategy Hedge Fund	—	—	57.3	57.3
Total Plan Assets	$479.3	$58.8	$105.6	$643.7

December 31, 2013
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash & Cash Equivalents	$1.5	$—	$—	$1.5
Equity
U.S. Large Cap	128.0	—	—	128.0
U.S. Small/Mid Cap	49.4	—	—	49.4
World Equity	109.3	—	—	109.3
Fixed Income Securities
Government & Agencies	70.5	63.0	—	133.5
Corporate Bonds - Investment Grade	167.1	—	—	167.1
Corporate Bonds - Non-investment Grade	25.8	—	—	25.8
Emerging Market Debt	17.4	—	—	17.4
Other	16.9	—	—	16.9
Hedge Funds
Property Funds	—	—	7.1	7.1
Multi Strategy Hedge Fund	—	—	57.4	57.4
Total Plan Assets	$585.9	$63.0	$64.5	$713.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in the fair value of our level 3 assets in the Property Funds and Multi Strategy Hedge Fund are as follows:

	December 31,
	2014	2013
	(in millions)
Beginning balance	$64.5	$47.6
Actual return on plan assets:
Relating to assets still held at the reporting date	3.3	3.5
Purchases, sales and settlements, net	37.8	13.4
Ending balance	$105.6	$64.5

DEFINED CONTRIBUTION PLANS Most of our salaried U.S. associates are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible salaried associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $3.9 million in 2014, $3.9 million in 2013 and $3.3 million in 2012. U.S. salaried associates are eligible to receive an additional annual retirement contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made ARC contributions of $4.9 million, $4.6 million and $4.4 million in 2014, 2013 and 2012, respectively.

Certain UAW represented associates at our original U.S. locations are eligible for a Company match on associate contributions made to the voluntary savings plans. Our maximum match is 25% of hourly associates' contribution up to the first 6% of their contributions. Matching contributions amounted to $0.1 million in 2014, 2013 and 2012. Certain UAW represented associates are also eligible to receive an ARC benefit of 5% of eligible wages, which also began in 2009. We made ARC contributions of $2.6 million in 2014, $1.9 million in 2013 and $1.6 million in 2012 related to these associates.

DEFERRED COMPENSATION PLAN Certain U.S. associates are eligible to participate in a non-qualified deferred compensation plan. Payments of $1.2 million, $6.1 million and $0.8 million have been made in 2014, 2013 and 2012, respectively, to eligible associates that have elected distributions. Included in these payments, in 2013, was a distribution of $5.6 million to the beneficiary of the plan upon the passing of our Co-Founder and former Executive Chairman of the Board of Directors. This payment resulted in a $5.6 million reduction in postretirement benefits and other long-term liabilities on our Consolidated Balance Sheet and was partially offset by proceeds of $5.0 million, which AAM received as the beneficiary of a key man life insurance policy in 2013.

At December 31, 2014 and 2013, our deferred compensation liability was $5.6 million and $6.2 million, respectively. Due to the changes in the value of this deferred compensation plan we increased our liability by $0.3 million, $0.8 million and $1.3 million in 2014, 2013 and 2012, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	STOCK-BASED COMPENSATION

At December 31, 2014, we had grants outstanding under stock incentive compensation plans approved by our stockholders. Under these plans, a total of 18.5 million shares have been authorized for issuance to our directors, officers and certain other associates in the form of options, unvested restricted stock or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2014 were 2.2 million. The current stock plan will expire in April 2022.

STOCK OPTIONS Under the terms of the plans, stock options are granted at the market price of the stock on the grant date. The contractual term of outstanding stock options is 10 years. We issue new shares to satisfy stock-based awards.

Stock option awards become exercisable in three approximately equal annual installments beginning one year from the date of grant.

The following table summarizes activity relating to our stock options:

		Weighted-
	Number of	Average Exercise
	Shares	Price Per Share
	(in millions, except per share data)
Outstanding at January 1, 2012	3.9	$26.95
Options granted	0.2	9.19
Options exercised	(0.1)	2.81
Options canceled	(1.0)	25.12
Outstanding at December 31, 2012	3.0	$27.08
Options granted	—	—
Options exercised	(0.1)	10.59
Options canceled	(0.9)	24.28
Outstanding at December 31, 2013	2.0	$29.22
Options granted	—	—
Options exercised	(0.1)	13.87
Options canceled	(1.0)	37.70
Outstanding at December 31, 2014	0.9	$20.66

Exercisable at December 31, 2012	2.8	$28.02
Exercisable at December 31, 2013	2.0	$29.22
Exercisable at December 31, 2014	0.9	$20.66

As of December 31, 2014, there were no unvested stock options. The total intrinsic value of options outstanding and exercisable as of December 31, 2014 was $3.4 million. The total intrinsic value of stock options exercised was $0.5 million in 2014, $0.8 million in 2013 and $0.5 million in 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2014:

		Weighted-			Weighted-
Range of	Stock Options	Average Exercise	Weighted-Average	Stock Options	Average Exercise
Exercise Prices	Outstanding	Price Per Share	Contractual Life	Exercisable	Price Per Share
	(in millions, except per share data)		(in years)	(in millions, except per share data)
$9.19 - $15.58	0.4	$13.22	3.2	0.4	$13.22
$19.54 - $26.65	0.5	26.05	1.2	0.5	26.05
	0.9	$20.66	2.0	0.9	$20.66

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

The following table summarizes activity relating to our PARS, RS and RSUs:

		Weighted Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2012	1.6	$10.74
Granted	1.0	10.31
Vested	(1.4)	10.19
Canceled	(0.1)	26.02
Outstanding at December 31, 2012	1.1	$11.08
Granted	0.9	12.79
Vested	(0.7)	11.06
Canceled	—	—
Outstanding at December 31, 2013	1.3	$12.24
Granted	0.5	19.58
Vested	(0.1)	13.95
Canceled	(0.1)	12.76
Outstanding at December 31, 2014	1.6	$14.54

As of December 31, 2014, unrecognized compensation cost related to unvested RSUs totaled $10.4 million. The weighted average period over which this cost is expected to be recognized is approximately one year. In 2014 and 2013, the total fair market value of RS and RSUs vested was $1.7 million and $13.8 million, respectively.

We made cash payments of $0.2 million related to vested RSUs in 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PERFORMANCE SHARES As of December 31, 2014, we have performance shares (PS) outstanding under our 2012 Omnibus Incentive Plan. We granted performance shares payable in stock to officers which vest in full over a three-year performance period. The payout of these stock-based awards is based equally on a total shareholder return (TSR) measure and AAM's three-year earnings before interest, taxes and depreciation and amortization margin (EBITDA). The TSR metric compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Share price appreciation and dividends paid are measured over the performance period to determine TSR. As these awards are settled in stock, the compensation expense booked ratably over the vesting period is recorded to paid-in-capital.

The following table summarizes activity relating to our performance shares:

Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share
EBITDA	(in millions, except per share data)
Outstanding at January 1, 2014	—	$—
Granted	0.2	27.66
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2014	0.2	$27.66
TSR
Outstanding at January 1, 2014	—	$—
Granted	0.2	21.11
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2014	0.2	$21.11

We estimated the fair value of our performance shares related to EBITDA on the date of grant using our estimated three-year EBITDA margin, based on AAM's budget and long-range plan assumptions at that time. We estimated the fair value of our performance shares related to TSR on the date of grant using the Monte Carlo simulation approach. The Monte Carlo simulation approach utilizes inputs on volatility assumptions, risk free rates, the price of the Company’s and our competitor peer group's common stock and their correlation as of each valuation date. Volatility assumptions are based on historical and implied volatility measurements.

Based on the current fair value, the estimated unrecognized compensation cost related to unvested PS totaled $5.3 million, as of December 31, 2014. The weighted average period over which this cost is expected to be recognized is approximately two years.

PERFORMANCE AWARDS As of December 31, 2014, we have performance awards outstanding under our 2012 Omnibus Incentive Plan, which are fully vested. We granted performance awards payable in cash to our officers and executives which vest in full over a three year performance period. The payout of these awards is based on a TSR measure that compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Share price appreciation and dividends paid is measured over the performance period to determine TSR.

According to the applicable accounting guidance, these awards are considered to be stock-based compensation because the final payout amount is based “at least in part” on the price of our shares. However, as these awards are settled in cash, they are determined to be liability awards and have been remeasured at the end of each reporting period until settlement. The fair value of the performance awards was calculated on a quarterly basis using the Monte Carlo simulation approach, described above, and the liability was adjusted accordingly based on changes to the fair value and the percentage of time vested.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognized compensation expense associated with the performance awards of approximately $1.4 million in 2014, $7.9 million in 2013 and $3.0 million in 2012. We have a liability of $3.7 million recorded as of December 31, 2014, which will be paid out in the first quarter of 2015. As of December 31, 2014, there is no unrecognized compensation cost related to the performance awards.

7.	INCOME TAXES

Income before income taxes for U.S. and non-U.S. operations was as follows:

	2014	2013	2012
	(in millions)
U.S. income (loss)	$12.0	$(23.8)	$(6.0)
Non - U.S. income	164.7	110.1	37.5
Total income before income taxes	$176.7	$86.3	$31.5

The following is a summary of the components of our provisions for income taxes:

	2014	2013	2012
	(in millions)
Current
Federal	$0.6	$(1.3)	$(3.3)
Other state and local	0.1	0.1	1.1
Foreign	44.2	12.1	10.2
Total current	$44.9	$10.9	$8.0

Deferred
Federal	$(11.6)	$(9.3)	$(347.1)
Foreign	0.4	(9.8)	3.9
Total deferred	(11.2)	(19.1)	(343.2)
Total income tax expense (benefit)	$33.7	$(8.2)	$(335.2)

The following is a reconciliation of our provision for income taxes to the expected amounts using statutory rates:

	2014	2013	2012
Federal statutory	35.0%	35.0%	35.0%
Foreign income taxes	(25.1)	(48.5)	(85.0)
Change in enacted tax rate	—	(9.9)	—
State and local	0.1	0.2	3.5
Tax Credits	(11.4)	—	—
Valuation allowance	4.5	12.4	(985.0)
U.S. tax on unremitted foreign earnings	1.9	(0.2)	(29.5)
Uncertain tax positions	13.0	(0.5)	(5.2)
Other	1.1	2.0	2.0
Effective income tax rate	19.1%	(9.5)%	(1,064.2)%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our income tax expense and effective tax rate for 2014 and 2013 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. In 2014, we recorded tax expense of $23.1 million for changes to prior year uncertain tax positions related to transfer pricing and expense of $3.4 million for a change in estimate for U.S. tax on unremitted foreign earnings. We also recorded a net tax benefit of $20.1 million in 2014 related to our ability to utilize tax credits in future periods resulting in the recognition of a deferred tax asset.

In 2013, new Mexican tax reform was enacted that, among other things, increased the tax rate related to Maquiladora Companies from 17.5% to 30%. We recorded a tax benefit of $8.5 million as a result of revaluing our deferred tax assets at the newly enacted rate. In 2013, we recorded tax expense of $4.8 million relating to changes in estimates in the U.S. and certain foreign jurisdictions. Our income tax benefit and effective tax rate for 2013 also reflects the impact of recording a tax benefit of $1.5 million relating to the release of a prior year unrecognized tax benefit due to the expiration of the applicable statute of limitations and a tax benefit of $3.3 million relating to an election we made in 2013 regarding the treatment of foreign exchange gains and losses in a foreign jurisdiction. During 2013, we also settled various income tax audits resulting in a reduction of our liability for unrecognized income tax benefits of $8.4 million and a cash payment of $4.7 million.

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

As of December 31, 2014 and 2013, we have refundable income taxes of $5.6 million and $4.9 million, respectively, classified as prepaid expenses and other on our Consolidated Balance Sheet. We also have income taxes payable of $3.0 million and $2.6 million classified as other accrued expenses on our Consolidated Balance Sheet as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we have accrued value added tax payable of $36.1 million and $38.3 million, respectively, classified as other accrued expenses on our Consolidated Balance Sheet.

The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31,
	2014	2013
	(in millions)
Current deferred tax assets
Employee benefits	$26.0	$14.5
Inventory	7.5	8.0
Prepaid taxes and other	16.9	24.6
Valuation allowance	(10.2)	(10.7)
Total current deferred tax assets	$40.2	$36.4

Current deferred tax liabilities
Unrealized foreign exchange gain and other	(0.1)	(0.1)
Current deferred tax asset, net	$40.1	$36.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2014	2013
	(in millions)

U.S. federal and state deferred tax asset, net	$27.0	$17.1
Other foreign deferred tax asset, net	13.1	19.2
Current deferred tax asset, net	$40.1	$36.3

The following is a summary of the significant components of our noncurrent deferred tax assets and liabilities:

	December 31,
	2014	2013
	(in millions)
Noncurrent deferred tax assets
Employee benefits	$193.9	$161.5
Net operating loss (NOL) carryforwards	104.7	176.9
Tax credit carryforwards	69.8	82.9
Capital allowance carryforwards	14.4	16.0
Fixed assets	6.6	10.3
Deferred revenue	12.6	15.7
Capitalized expenditures	111.2	113.6
Other	2.3	2.9
Valuation allowances	(146.7)	(153.0)
Noncurrent deferred tax assets	368.8	426.8
Noncurrent deferred tax liabilities
U.S. tax on unremitted foreign earnings	—	(85.0)
Fixed assets and other	(9.1)	(9.8)
Noncurrent deferred tax asset, net	$359.7	$332.0

Noncurrent deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2014	2013
	(in millions)
U.S. federal and state deferred tax asset, net	$362.2	$337.2
Other foreign deferred tax asset (liability), net	(2.5)	(5.2)
Noncurrent deferred tax asset, net	$359.7	$332.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES The deferred income tax assets and liabilities previously summarized reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. As of December 31, 2014 and December 31, 2013, we had deferred tax assets from domestic and foreign NOL and tax credit carryforwards of $188.9 million and $275.8 million, respectively. Approximately $85.6 million of the deferred tax assets at December 31, 2014 relate to tax credits that can be carried forward indefinitely with the remainder having carryover periods of 5 to 20 years. The deferred tax asset relating to U.S. net operating losses and tax credit carryforwards as of December 31, 2014 is lower than the actual amount reported and expected to be reported on our U.S. tax returns by $3.2 million. This difference is the result of tax deductions in excess of financial statement amounts for stock based compensation. When this amount is realized, we will record a credit to additional paid in capital and reduce our income taxes payable.

Accounting guidance for income taxes requires a deferred tax liability be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. Deferred income taxes have not been provided on $502.2 million of undistributed earnings of certain foreign subsidiaries as such amounts are considered permanently reinvested. The remittance of these undistributed earnings may subject us to U.S. income taxes and certain foreign withholding taxes at the time of remittance, however, the determination of the amount of unrecognized deferred tax liability relating to the remittance of undistributed earnings is not practicable.

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

As described above, in 2012, we released the valuation allowance against our net federal deferred tax assets for entities in the United States, resulting in a $337.5 million benefit in our 2012 provision for income taxes. As of December 31, 2014 and December 31, 2013, we have a valuation allowance of $156.9 million and $163.7 million, respectively, related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2012	$25.8	$7.4
Increase in prior year tax positions	—	2.8
Decrease in prior year tax positions	(1.1)	—
Increase in current year tax positions	0.4	—
Settlement	(4.4)	—
Balance at December 31, 2012	$20.7	$10.2
Increase in prior year tax positions	6.1	0.1
Decrease in prior year tax positions	(4.4)	(6.2)
Increase in current year tax positions	4.0	—
Settlement	(4.7)	—
Balance at December 31, 2013	$21.7	$4.1
Increase in prior year tax positions	10.5	8.1
Decrease in prior year tax positions	(0.5)	—
Increase in current year tax positions	15.6	—
Balance at December 31, 2014	$47.3	$12.2

At December 31, 2014 and December 31, 2013, we had $47.3 million and $21.7 million of net unrecognized income tax benefits, respectively. Changes to prior and current year tax positions for the year ended December 31, 2014 relate primarily to transfer pricing, income tax credits and the effect of changes in exchange rates.

In 2014, 2013, and 2012, we recognized expense of $8.1 million, benefit of $6.1 million and expense of $2.8 million, respectively, related to interest and penalties in income tax expense on our Consolidated Statement of Income. We have a liability of $12.2 million and $4.1 million related to the estimated future payment of interest and penalties at December 31, 2014 and 2013, respectively.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2010 and 2011 in 2013. The Mexican tax authorities commenced a transfer pricing examination of our income tax return for 2008 in 2013 and continue with its transfer pricing examination of our 2007 income tax return. In 2014, the India Tax Authorities commenced a transfer pricing examination for the 2010/2011 tax year. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. At this time, we are not aware of any examinations underway in any other foreign jurisdictions.

The U.S. federal income tax examination for the years 2008 and 2009 and the Mexico transfer pricing examination for the year 2006 were settled in 2013. These settlements resulted in a reduction of a portion of our liability for unrecognized income tax benefits and a cash payment of $4.7 million in 2013.

Based on the status of the IRS audits and audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of all ongoing audits with certainty, we anticipate that the current U.S. IRS audit will be completed during 2015. It is also possible that the current 2007 and 2008 audits with the Mexican tax authorities will be completed before the end of 2016. Although it is difficult to estimate with certainty the amount of an audit settlement for the years currently under audit, we do not expect any settlements will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	EARNINGS PER SHARE (EPS)

We present earnings per share (EPS) using the two-class method. This method allocates undistributed earnings between common shares and non-vested share based payment awards that entitle the holder to nonforfeitable dividend rights. Our participating securities include non-vested restricted stock units.

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	2014	2013	2012
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$143.0	$94.5	$367.7
Less: Net income attributable to participating securities	(2.9)	(1.9)	(2.6)
Net income attributable to common shareholders - Basic	$140.1	$92.6	$365.1
Undistributed earnings reallocated to common shareholders under two step dilutive method	—	—	—
Net income attributable to common shareholders - Dilutive	$140.1	$92.6	$365.1

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	77.3	76.7	75.3
Less: Participating securities	(1.6)	(1.5)	(0.5)
Weighted-average common shares outstanding	75.7	75.2	74.8

Effect of dilutive securities -
Dilutive stock-based compensation	0.2	0.1	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	75.9	75.3	74.9

Basic EPS	$1.85	$1.23	$4.88

Diluted EPS	$1.85	$1.23	$4.87

Certain exercisable stock options were excluded in the computations of diluted EPS because the exercise price of these options was greater than the average annual market prices of our stock. The number of stock options outstanding excluded from the calculation of diluted EPS was 0.5 million at year-end 2014, 2.0 million at year-end 2013 and 3.3 million at year-end 2012. The ranges of exercise prices related to these stock options were $19.54 - $26.65 at year-end 2014, $19.54 - $40.83 at year-end 2013 and $15.58 - $40.83 at year-end 2012.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $109.8 million at December 31, 2014 and $161.4 million at December 31, 2013.

LEGAL PROCEEDINGS We are involved in various legal proceedings incidental to our business. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements, including recurring administrative costs. Such expenditures were not significant during 2014, 2013 and 2012.
In 2012, the International UAW filed suit against AAM alleging that we violated certain provisions of the collective bargaining agreement covering represented hourly associates at the DMC and CKMF related to pension and postretirement benefits. In 2012, we recorded $28.7 million in cost of goods sold related to pension and postretirement benefits to be provided to certain eligible UAW associates as a result of our election to apply MAP-21 and the subsequent recertification of our U.S. hourly pension plan.  This suit was settled in 2012.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We recorded $2.3 million and $9.9 million of expense in 2013 and 2012, respectively, related to a field action with our largest customer. In 2013, we made warranty payments of $12.3 million, of which $11.3 million related to this field action. During 2014 and 2013, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations.

The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2014	2013
	(in millions)
Beginning balance	$14.3	$29.1
Accruals	9.3	12.8
Settlements	(2.2)	(12.3)
Adjustments to prior period accruals	(8.7)	(15.0)
Foreign currency translation	(0.3)	(0.3)
Ending balance	$12.4	$14.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the year ended December 31, 2014 and December 31, 2013 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Derivatives		Total
Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

Other comprehensive loss before reclassifications	(68.1)	(a)	(30.3)	(6.8)		(105.2)

Amounts reclassified from accumulated other comprehensive income (loss) into net income	25.4	(a)(b)(d)	—	(0.9)	(c)	24.5

Net current period other comprehensive loss	(42.7)		(30.3)	(7.7)		(80.7)

Balance at December 31, 2014	$(240.6)		$(48.9)	$(7.4)		$(296.9)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2012	$(274.5)		$7.6	$2.3		$(264.6)

Other comprehensive income (loss) before reclassifications	67.7	(a)	(26.2)	0.8		42.3

Amounts reclassified from accumulated other comprehensive income (loss) into net income	8.9	(a)(b)	—	(2.8)	(c)	6.1

Net current period other comprehensive income (loss)	76.6		(26.2)	(2.0)		48.4

Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

(a) These amounts are net of tax of $36.6 million and $(13.4) million for the other comprehensive loss before reclassifications and the amounts reclassified from AOCI, respectively, for the year ended December 31, 2014, and $(36.7) million and $(4.6) million, respectively, for the year ended December 31, 2013.

(b) The net amount reclassified from AOCI included $23.6 million in cost of goods sold (COGS) and $1.8 million in selling, general & administrative expenses (SG&A) for the year ended December 31, 2014 and $4.7 million in COGS and $4.2 million in SG&A for the year ended December 31, 2013.

(c) The amounts reclassified from AOCI are included in COGS.

(d) Includes a reclassification of $23.1 million, net of tax, in the fourth quarter of 2014, related to our terminated vested lump-sum pension payout in the U.S.

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

	December 31,
	2014	2013	2012
	(in millions)
Net sales
United States	$2,073.6	$1,682.0	$1,576.6
Canada	64.6	74.4	75.0
Mexico	1,055.5	865.6	755.1
South America	156.5	201.1	216.4
Asia	238.6	255.2	214.5
Europe and other	107.2	129.0	93.3
Total net sales	$3,696.0	$3,207.3	$2,930.9

Long-lived assets
United States	$885.9	$850.0	$865.3
Mexico	513.2	469.3	417.7
South America	80.5	100.2	113.3
Asia	177.3	176.7	159.0
Europe	94.0	93.2	72.5
Total long-lived assets	$1,750.9	$1,689.4	$1,627.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2014
Net sales	$858.8	$946.9	$950.8	$939.5
Gross profit	121.9	149.0	140.7	111.2
Net income	33.6	52.2	44.0	13.2
Net income attributable to AAM	33.6	52.2	44.0	13.2
Basic EPS (1)	$0.44	$0.67	$0.57	$0.17
Diluted EPS (1)	$0.44	$0.67	$0.57	$0.17

2013
Net sales	$755.6	$799.6	$820.8	$831.3
Gross profit	104.3	122.2	125.3	126.9
Net income	7.3	25.8	31.6	29.8
Net income attributable to AAM	7.3	25.8	31.6	29.8
Basic EPS (1)	$0.10	$0.34	$0.41	$0.39
Diluted EPS (1)	$0.10	$0.34	$0.41	$0.39

(1) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Amounts have been revised for the effects of the error as discussed in Note 1 - Organization and Summary of Significant Accounting Policies.

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

Condensed Consolidating Statements of Income

2014	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net sales
External	$—	$1,099.5	$225.1	$2,371.4	$—	$3,696.0
Intercompany	—	13.1	246.9	21.6	(281.6)	—
Total net sales	—	1,112.6	472.0	2,393.0	(281.6)	3,696.0
Cost of goods sold	—	1,112.4	396.1	1,946.3	(281.6)	3,173.2
Gross profit	—	0.2	75.9	446.7	—	522.8
Selling, general and administrative expenses	—	194.0	0.2	61.0	—	255.2
Operating income (loss)	—	(193.8)	75.7	385.7	—	267.6
Non-operating income (expense), net	—	(103.0)	9.0	3.1	—	(90.9)
Income (loss) before income taxes	—	(296.8)	84.7	388.8	—	176.7
Income tax expense (benefit)	—	(11.8)	0.9	44.6	—	33.7
Earnings (loss) from equity in subsidiaries	143.0	204.0	(23.3)	—	(323.7)	—
Net income (loss) before royalties and dividends	143.0	(81.0)	60.5	344.2	(323.7)	143.0
Royalties and dividends	—	224.0	—	(224.0)	—	—
Net income after royalties and dividends	143.0	143.0	60.5	120.2	(323.7)	143.0
Other comprehensive loss, net of tax	(80.7)	(80.7)	(23.5)	(34.8)	139.0	(80.7)
Comprehensive income	$62.3	$62.3	$37.0	$85.4	$(184.7)	$62.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$773.6	$226.0	$2,207.7	$—	$3,207.3
Intercompany	—	15.3	226.1	14.0	(255.4)	—
Total net sales	—	788.9	452.1	2,221.7	(255.4)	3,207.3
Cost of goods sold	—	769.4	389.0	1,825.6	(255.4)	2,728.6
Gross profit	—	19.5	63.1	396.1	—	478.7
Selling, general and administrative expenses	—	182.4	0.1	55.9	—	238.4
Operating income (loss)	—	(162.9)	63.0	340.2	—	240.3
Non-operating income (expense), net	—	(155.1)	10.7	(9.6)	—	(154.0)
Income (loss) before income taxes	—	(318.0)	73.7	330.6	—	86.3
Income tax expense (benefit)	—	(24.9)	0.9	15.8	—	(8.2)
Earnings (loss) from equity in subsidiaries	94.5	167.0	(21.7)	—	(239.8)	—
Net income (loss) before royalties and dividends	94.5	(126.1)	51.1	314.8	(239.8)	94.5
Royalties and dividends	—	220.6	—	(220.6)	—	—
Net income after royalties and dividends	94.5	94.5	51.1	94.2	(239.8)	94.5
Other comprehensive income (loss), net of tax	48.4	48.4	(7.2)	(10.8)	(30.4)	48.4
Comprehensive income	$142.9	$142.9	$43.9	$83.4	$(270.2)	$142.9

2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$704.8	$214.4	$2,011.7	$—	$2,930.9
Intercompany	—	18.6	226.8	25.2	(270.6)	—
Total net sales	—	723.4	441.2	2,036.9	(270.6)	2,930.9
Cost of goods sold	—	709.8	389.8	1,702.2	(270.6)	2,531.2
Gross profit	—	13.6	51.4	334.7	—	399.7
Selling, general and administrative expenses	—	186.5	—	56.8	—	243.3
Operating income (loss)	—	(172.9)	51.4	277.9	—	156.4
Non-operating income (expense), net	—	(135.2)	(2.2)	12.5	—	(124.9)
Income (loss) before income taxes	—	(308.1)	49.2	290.4	—	31.5
Income tax expense (benefit)	—	(343.9)	(5.5)	14.2	—	(335.2)
Earnings (loss) from equity in subsidiaries	367.7	79.0	(49.2)	—	(397.5)	—
Net income before royalties and dividends	367.7	114.8	5.5	276.2	(397.5)	366.7
Royalties and dividends	—	252.9	—	(252.9)	—	—
Net income after royalties and dividends	367.7	367.7	5.5	23.3	(397.5)	366.7
Net loss attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Net income attributable to AAM	$367.7	$367.7	$5.5	$24.3	$(397.5)	$367.7
Other comprehensive loss, net of tax	(60.5)	(60.5)	(10.1)	(3.6)	74.2	(60.5)
Foreign currency translation adjustments attributable to noncontrolling interests	0.3	0.3	—	0.3	(0.6)	0.3
Comprehensive income (loss) attributable to AAM	$306.9	$306.9	$(4.6)	$20.4	$(322.7)	$306.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
2014	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets	(in millions)
Current assets
Cash and cash equivalents	$—	$69.7	$—	$179.5	$—	$249.2
Accounts receivable, net	—	137.5	23.9	371.3	—	532.7
Intercompany receivables	—	231.0	174.1	10.0	(415.1)	—
Inventories, net	—	64.9	32.3	151.6	—	248.8
Other current assets	—	53.6	2.6	52.6	—	108.8
Total current assets	—	556.7	232.9	765.0	(415.1)	1,139.5
Property, plant and equipment, net	—	230.0	87.9	743.2	—	1,061.1
Goodwill	—	—	147.9	7.1	—	155.0
Intercompany notes and accounts receivable	—	509.4	219.1	—	(728.5)	—
Other assets and deferred charges	—	736.6	45.7	121.3	—	903.6
Investment in subsidiaries	433.8	1,134.6	—	—	(1,568.4)	—
Total assets	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$—	$9.4	$—	$3.6	$—	$13.0
Accounts payable	—	127.3	38.9	278.1	—	444.3
Intercompany payables	—	177.0	105.3	132.8	(415.1)	—
Other current liabilities	—	121.0	4.4	104.5	—	229.9
Total current liabilities	—	434.7	148.6	519.0	(415.1)	687.2
Intercompany notes and accounts payable	320.4	6.9	—	401.2	(728.5)	—
Long-term debt	—	1,483.1	4.9	35.4	—	1,523.4
Investment in subsidiaries obligation	—	—	53.8	—	(53.8)	—
Other long-term liabilities	—	808.8	0.6	125.8	—	935.2
Total liabilities	320.4	2,733.5	207.9	1,081.4	(1,197.4)	3,145.8
Total stockholders' equity	113.4	433.8	525.6	555.2	(1,514.6)	113.4
Total liabilities and stockholders' equity	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2

2013	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$36.9	$—	$117.1	$—	$154.0
Accounts receivable, net	—	102.7	25.6	330.2	—	458.5
Intercompany receivables	—	180.5	116.6	9.2	(306.3)	—
Inventories, net	—	62.4	34.2	165.2	—	261.8
Other current assets	—	43.8	3.2	75.0	—	122.0
Total current assets	—	426.3	179.6	696.7	(306.3)	996.3
Property, plant and equipment, net	—	239.8	83.0	735.7	—	1,058.5
Goodwill	—	—	147.8	8.6	—	156.4
Intercompany notes and accounts receivable	—	327.0	201.5	—	(528.5)	—
Other assets and deferred charges	—	671.7	44.8	99.8	—	816.3
Investment in subsidiaries	363.7	1,240.1	—	—	(1,603.8)	—
Total assets	$363.7	$2,904.9	$656.7	$1,540.8	$(2,438.6)	$3,027.5
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$—	$106.2	$44.5	$286.7	$—	$437.4
Intercompany payables		117.4	98.6	90.3	(306.3)	—
Other current liabilities	—	120.4	4.1	96.8	—	221.3
Total current liabilities	—	344.0	147.2	473.8	(306.3)	658.7
Intercompany notes and accounts payable	323.2	3.7	—	201.6	(528.5)	—
Long-term debt	—	1,500.0	5.3	53.8	—	1,559.1
Investment in subsidiaries obligation	—	—	15.2	—	(15.2)	—
Other long-term liabilities	—	693.5	0.5	75.2	—	769.2
Total liabilities	323.2	2,541.2	168.2	804.4	(850.0)	2,987.0
Total stockholders' equity	40.5	363.7	488.5	736.4	(1,588.6)	40.5
Total liabilities and stockholders' equity	$363.7	$2,904.9	$656.7	$1,540.8	$(2,438.6)	$3,027.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows

2014	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net cash provided by operating activities	$—	$83.4	$41.9	$193.1	$—	$318.4
Investing activities
Purchases of property, plant and equipment	—	(51.3)	(18.6)	(136.6)	—	(206.5)
Proceeds from sale of property, plant and equipment	—	7.9	0.4	0.8	—	9.1
Proceeds from government grants	—	—	—	2.1	—	2.1
Intercompany activity	—	—	(23.3)	—	23.3	—
Proceeds from sale-leaseback of equipment	—	—	—	—	—	—
Net cash used in investing activities	—	(43.4)	(41.5)	(133.7)	23.3	(195.3)
Financing activities
Net debt activity	—	(7.8)	(0.4)	(13.8)	—	(22.0)
Debt issuance costs	—	(0.3)	—	—	—	(0.3)
Employee stock option exercises	—	1.2	—	—	—	1.2
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Intercompany activity	0.3	(0.3)	—	23.3	(23.3)	—
Net cash provided by (used in) financing activities	—	(7.2)	(0.4)	9.5	(23.3)	(21.4)
Effect of exchange rate changes on cash	—	—	—	(6.5)	—	(6.5)
Net increase in cash and cash equivalents	—	32.8	—	62.4	—	95.2
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$69.7	$—	$179.5	$—	$249.2

2013	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net cash provided by (used in) operating activities	$—	$(35.9)	$64.9	$194.0	$—	$223.0
Investing activities
Purchases of property, plant and equipment	—	(61.2)	(12.5)	(178.2)	—	(251.9)
Proceeds from sale of property, plant and equipment	—	5.1	0.5	3.5	—	9.1
Proceeds from sale-leaseback of equipment	—	24.1	—	—	—	24.1
Intercompany activity	—	—	(52.6)	—	52.6	—
Net cash used in investing activities	—	(32.0)	(64.6)	(174.7)	52.6	(218.7)
Financing activities
Net debt activity	—	110.1	(0.3)	(5.0)	—	104.8
Debt issuance costs	—	(16.6)	—	(0.1)	—	(16.7)
Employee stock option exercises	—	1.1	—	—	—	1.1
Purchase of treasury stock	(0.4)	—	—	—	—	(0.4)
Intercompany activity	0.4	(0.4)	—	52.6	(52.6)	—
Net cash provided by (used in) financing activities	—	94.2	(0.3)	47.5	(52.6)	88.8
Effect of exchange rate changes on cash	—	—	—	(1.5)	—	(1.5)
Net increase in cash and cash equivalents	—	26.3	—	65.3	—	91.6
Cash and cash equivalents at beginning of period	—	10.6	—	51.8	—	62.4
Cash and cash equivalents at end of period	$—	$36.9	$—	$117.1	$—	$154.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by (used in) operating activities	$—	$(274.3)	$46.6	$52.2	$—	$(175.5)
Investing activities
Purchases of property, plant and equipment	—	(59.4)	(9.0)	(139.2)	—	(207.6)
Proceeds from sale of property, plant and equipment	—	7.0	—	3.1	—	10.1
Proceeds from sale-leaseback of equipment	—	12.1	—	—	—	12.1
Intercompany activity	—		(37.4)		37.4	—
Net cash used in investing activities	—	(40.3)	(46.4)	(136.1)	37.4	(185.4)
Financing activities
Net debt activity	—	257.9	(0.2)	16.2	—	273.9
Debt issuance costs	—	(10.6)	—	—	—	(10.6)
Employee stock option exercises, including tax benefit	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.9)	—	—	—	—	(5.9)
Purchase of noncontrolling interest	—	—	—	(4.0)	—	(4.0)
Intercompany activity	5.9	(5.9)	—	37.4	(37.4)	—
Net cash provided by (used in) financing activities	—	241.5	(0.2)	49.6	(37.4)	253.5
Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6
Net decrease in cash and cash equivalents	—	(73.1)	—	(33.7)	—	(106.8)
Cash and cash equivalents at beginning of period	—	83.7	—	85.5	—	169.2
Cash and cash equivalents at end of period	$—	$10.6	$—	$51.8	$—	$62.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Axle & Manufacturing Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.
Detroit, Michigan

We have audited American Axle and Manufacturing Holdings, Inc. and subsidiaries (the "Company's") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: management has identified a material weakness in the operating effectiveness of the Corporate Finance oversight of accounting for changes in certain accrued accounts payable balances at a single location. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated February 23, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
February 23, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting. As discussed in our Form 10-Q/A for the interim period ended September 30, 2014 and as discussed below, we identified a material weakness in our internal control over financial reporting with respect to our accounting for changes in certain accrued accounts payable balances at a single location. As a result, we concluded that our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective as of December 31, 2014.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2014, a material weakness in the operating effectiveness of the Corporate Finance oversight of accounting for changes in certain accrued accounts payable balances at a single location existed.

Corporate Finance executives were not sufficiently involved in the review and analysis of the underlying support for changes in the accrued accounts payable balances at the location. As a result, Corporate Finance lacked sufficient information to properly assess the accounting for the correction of an overstatement of such accounts under generally accepted accounting principles. The effect of this material weakness in internal control was a misstatement of the condensed consolidated statements of income and comprehensive income for the third fiscal quarter ended September 30, 2014. This was corrected by restating the interim financial statements on Form 10-Q/A.

Based on our assessment, and the identification of this material weakness, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 - ”Financial Statements and Supplementary Data.”

Change in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2014, and in connection with the preparation of our consolidated annual financial statements for the year ended December 31, 2014 which occurred in the first fiscal quarter of 2015, we have implemented new procedures, including enhanced documentation, analysis and review of changes in the accrued accounts payable balances. We have retrained Finance executives at the location where the overstatement of accrued accounts payable originated, as well as those working in Corporate Finance, as to the importance of appropriate communication and review of non-routine changes in accruals so that any such changes can be properly assessed under generally accepted accounting principles.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of February 23, 2015, management believes our remediation efforts have been effective with respect to our internal control over financial reporting and that the previous material weakness in our internal control over financial reporting has been remediated.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 19, 2015.

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012 is filed as part of this Form 10-K.

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

4.02	Form of Indenture, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., as guarantor, certain subsidiary guarantors and U.S. Bank National Association, as trustee
(Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3 dated July 12, 2011.)

4.03	Indenture, dated as of November 3, 2011, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated October 31, 2011.)

4.04	Form of 7.75% Senior Notes due 2019
(Incorporated by Reference to Exhibit 4.2 of Current Report on Form 8-K dated October 31, 2011.)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Number	Description of Exhibit

4.05	Form of 6.625% Notes due 2022
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated September 17, 2012.)

4.06	Form of 6.25% Notes due 2021
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated February 28, 2013.)

4.07	Form of 5.125% Notes due 2019
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated November 12, 2013.)

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 (Registration No. 333-53491))

10.02	Lifetime Program Contract for GMT-900 Products, between GM and AAM, Inc.
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2003.)

++10.03	Letter Agreement dated April 22, 2004 by and between DaimlerChrysler Corporation and AAM, Inc.
(Incorporated by reference to Exhibit 10.43 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2004.)

‡10.04	Forms of Restricted Stock and Restricted Stock Unit Agreements under 1999 Stock Incentive Plan
(Incorporated by reference to Exhibit 10.45 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 2004.)

‡10.05	Form of 2004 Stock Option Agreement
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated October 26, 2005.)

‡10.06	Form of 2005 Stock Option Agreement
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated October 26, 2005.)

‡10.07	Form of Nonqualified Stock Option Agreement
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated October 26, 2005.)

‡10.08	Restated 1999 American Axle & Manufacturing Holdings, Inc. Stock Incentive Compensation Plan
(Incorporated by reference to Exhibit 10.51 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2005.)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Number	Description of Exhibit

++10.09	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007.)

‡10.10	Form of 2008 Stock Option Award Agreement for executive officers of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 10.52 filed with American Axle & Manufacturing Holdings, Inc. Form 10-K for the year ended December 31, 2007.)

10.11	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008.)

‡10.12	Amended and Restated AAM 2009 Long-Term Incentive Plan
(Incorporated by reference to Exhibit 10.61 filed with American Axle & Manufacturing Holdings, Inc. Form 10-Q for the quarter ended June 30, 2009.)

++10.13	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

10.14
First Lien Intercreditor Agreement dated as of December 18, 2009, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain domestic subsidiaries of the Company, JPMorgan Chase Bank, N.A., U.S. Bank National Association and any additional authorized representative from time to time party hereto

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated December 21, 2009.)

‡10.15	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and David C. Dauch
(Incorporated by reference to Exhibit 10.47 of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.16	Special Incentive Award Agreement dated March 15, 2010 between American Axle & Manufacturing Holdings, Inc. and Michael K. Simonte
(Incorporated by reference to Exhibit 10.48 of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.)

‡10.17	American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 1, 2012.)

‡10.18	Form of Nonqualified Stock Option Award Agreement under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated May 1, 2012.)

‡10.19	Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated May 1, 2012.)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Number	Description of Exhibit

‡10.20	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated May 1, 2012.)

‡10.21	Form of Restricted Stock Unit Award Agreement (Installment Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated May 1, 2012.)

‡10.22	Form of Performance Unit Award Agreement for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated May 1, 2012.)

‡10.23	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.37 of Quarterly Report on Form 10-Q dated July 27, 2012.)

10.24
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

10.25
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

10.26
Collateral Agreement dated as of November 7, 2008, as amended and restated as of September 13, 2013, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated September 16, 2013.)

10.27	Amended and Restated Employment Agreement dated September 27, 2013 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated October 3, 2013.)

10.28	Amended and Restated American Axle & Manufacturing, Inc. Incentive Compensation Plan for Executive Officers effective as of January 1, 2013
(Incorporated by reference to Exhibit 10.35 of Quarterly Report on Form 10-Q dated November 1, 2013.)

10.29	Form of Performance Share Award Agreement (Relative TSR) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.35 of Annual Report on Form 10-K dated February 07, 2014.)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Number	Description of Exhibit

10.30	Form of Performance Share Award Agreement (EBITDA) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.36 of Annual Report on Form 10-K dated February 07, 2014.)

10.31	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.37 of Annual Report on Form 10-K dated February 07, 2014.)

10.32	Form of Restricted Stock Unit Award Agreement for Board of Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 02, 2014.)

*12	Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Filed herewith
**    Submitted electronically with this Report

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Deductions -		Balance
	Beginning of	Costs and	See Notes		At End of
	Period	Expenses	Below		Period
	(in millions)
Year Ended December 31, 2012:

Allowance for doubtful accounts	$5.5	$2.0	$1.0	(1)	$6.5

Allowance for deferred taxes	426.9	80.9	341.7	(3)	166.1

Inventory valuation allowance	26.7	7.9	13.6	(2)	21.0

Year Ended December 31, 2013:

Allowance for doubtful accounts	6.5	2.3	3.9	(1)	4.9

Allowance for deferred taxes	166.1	14.0	16.4		163.7

Inventory valuation allowance	21.0	19.4	13.1	(2)	27.3

Year Ended December 31, 2014:

Allowance for doubtful accounts	4.9	1.3	1.6	(1)	4.6

Allowance for deferred taxes	163.7	13.8	20.6	(4)	156.9

Inventory valuation allowance	27.3	10.6	10.0	(2)	27.9

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Primarily relates to inventory adjustments for physical quantity discrepancies and write-offs of excess and obsolete inventories.

(3)	Primarily relates to the reversal of the valuation allowance against our net U.S. federal deferred tax assets.

(4)	Primarily relates to the reversal of a valuation allowance against an expiring net operating loss in China.

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

Date: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board, President &	February 23, 2015
David C. Dauch	Chief Executive Officer

/s/ Michael K. Simonte	Executive Vice President &	February 23, 2015
Michael K. Simonte	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 23, 2015
Elizabeth A. Chappell

/s/ Forest J. Farmer	Director	February 23, 2015
Forest J. Farmer

/s/ Steven B. Hantler	Director	February 23, 2015
Steven B. Hantler

/s/ Richard C. Lappin	Director	February 23, 2015
Richard C. Lappin

/s/ James A. McCaslin	Director	February 23, 2015
James A. McCaslin

/s/ William P. Miller II	Director	February 23, 2015
William P. Miller II

/s/ John F. Smith	Director	February 23, 2015
John F. Smith

/s/ Samuel Valenti III	Director	February 23, 2015
Samuel Valenti III

/s/ Thomas K. Walker	Director	February 23, 2015
Thomas K. Walker