Form 10-Q
period 2015-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2015-05-01
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 29, 2015, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 75,815,272 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except per share data)

Net sales	$969.1	$858.8

Cost of goods sold	816.3	736.9

Gross profit	152.8	121.9

Selling, general and administrative expenses	68.5	57.1

Operating income	84.3	64.8

Interest expense	(25.1)	(25.0)

Investment income	0.8	0.3

Other income, net	2.4	0.5

Income before income taxes	62.4	40.6

Income tax expense	9.2	7.0

Net income	$53.2	$33.6

Basic earnings per share	$0.69	$0.44

Diluted earnings per share	$0.68	$0.44

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Net income	$53.2	$33.6

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax (a)	3.9	5.1
Foreign currency translation adjustments	(31.5)	7.8
Change in derivatives	(0.5)	0.9
Other comprehensive income (loss)	(28.1)	13.8

Comprehensive income	$25.1	$47.4

(a)	Amounts are net of tax of $(2.0) million and $(2.7) million for the three months ended March 31, 2015 and 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$205.7	$249.2
Accounts receivable, net	668.0	532.7
Inventories, net	238.5	248.8
Prepaid expenses and other current assets	111.8	108.8
Total current assets	1,224.0	1,139.5

Property, plant and equipment, net	1,040.0	1,061.1
Deferred income taxes	362.9	368.8
Goodwill	154.3	155.0
GM postretirement cost sharing asset	263.7	274.5
Other assets and deferred charges	262.9	260.3
Total assets	$3,307.8	$3,259.2

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13.9	$13.0
Accounts payable	489.8	444.3
Accrued compensation and benefits	102.4	109.1
Deferred revenue	22.0	22.1
Accrued expenses and other current liabilities	103.9	98.7
Total current liabilities	732.0	687.2

Long-term debt	1,520.8	1,523.4
Deferred revenue	88.9	94.2
Postretirement benefits and other long-term liabilities	823.8	841.0
Total liabilities	3,165.5	3,145.8

Stockholders' equity
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	627.8	623.7
Retained earnings (Accumulated deficit)	21.8	(31.4)
Treasury stock at cost, 6.1 million shares at both March 31, 2015 and December 31, 2014	(183.1)	(182.8)
Accumulated other comprehensive loss, net of tax
Defined benefit plans	(236.7)	(240.6)
Foreign currency translation adjustments	(80.4)	(48.9)
Unrecognized loss on derivatives	(7.9)	(7.4)
Total stockholders’ equity	142.3	113.4
Total liabilities and stockholders' equity	$3,307.8	$3,259.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Operating activities
Net income	$53.2	$33.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	50.0	46.9
Deferred income taxes	3.9	(0.7)
Stock-based compensation	3.6	2.0
Pensions and other postretirement benefits, net of contributions	(0.7)	(0.1)
Gain on disposal of property, plant and equipment, net	—	(4.0)
Changes in operating assets and liabilities
Accounts receivable	(140.6)	(194.2)
Inventories	7.2	5.2
Accounts payable and accrued expenses	52.5	25.0
Deferred revenue	(4.5)	35.7
Other assets and liabilities	(18.2)	(4.9)
Net cash provided by (used in) operating activities	6.4	(55.5)

Investing activities
Purchases of property, plant and equipment	(43.6)	(47.9)
Proceeds from sale of property, plant and equipment	0.1	7.9
Net cash used in investing activities	(43.5)	(40.0)

Financing activities
Net short-term borrowings under credit facilities	—	29.0
Payments of long-term debt and capital lease obligations	(2.2)	(11.5)
Proceeds from issuance of long-term debt	1.0	3.1
Debt issuance costs	—	(0.2)
Purchase of treasury stock	(0.3)	(0.3)
Employee stock option exercises	0.4	0.6
Net cash provided by (used in) financing activities	(1.1)	20.7

Effect of exchange rate changes on cash	(5.3)	0.4

Net decrease in cash and cash equivalents	(43.5)	(74.4)

Cash and cash equivalents at beginning of period	249.2	154.0

Cash and cash equivalents at end of period	$205.7	$79.6

Supplemental cash flow information
Interest paid	$19.3	$14.1
Income taxes paid, net of refunds	$5.5	$4.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

The balance sheet at December 31, 2014 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Effect of New Accounting Standards On April 7, 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity would present such costs in the balance sheet as a direct deduction of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU becomes effective for AAM at the beginning of our 2016 fiscal year and early adoption is permitted. We estimate the effect of implementing this ASU on our consolidated financial statements would reduce both our other assets and deferred charges and long-term debt by approximately $15.5 million at December 31, 2015.

In 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for AAM at the beginning of our 2017 fiscal year, however on April 1, 2015, the FASB proposed to defer the effective date of this revenue recognition guidance by one year. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in millions)

Raw materials and work-in-progress	$234.2	$243.8
Finished goods	32.6	32.9
Gross inventories	266.8	276.7
Inventory valuation reserves	(28.3)	(27.9)
Inventories, net	$238.5	$248.8

3. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(in millions)

Revolving Credit Facility	$—	$—
Term Facility	140.6	142.5
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	39.2	38.9
Capital lease obligations	4.9	5.0
Debt	1,534.7	1,536.4
Less: Current portion of long-term debt	13.9	13.0
Long-term debt	$1,520.8	$1,523.4

Revolving Credit Facility and Term Facility As of March 31, 2015, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At March 31, 2015, we had $505.5 million available under the revolving credit facility.  This availability reflects a reduction of $18.0 million for standby letters of credit issued against the facility.

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

In the first three months of both 2015 and 2014, we made principal payments of $1.9 million on our term facility.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2015, $39.2 million was outstanding under these facilities and an additional $46.2 million was available.

The weighted-average interest rate of our long-term debt outstanding was 6.4% at March 31, 2015 and December 31, 2014.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)
Balance Sheet Classification
Cash equivalents	$29.0	$29.0	$35.3	$35.3	Level 1
Other accrued expenses
Currency forward contracts	8.3	8.3	8.3	8.3	Level 2
Other long-term liabilities
Currency forward contracts	0.3	0.3	0.1	0.1	Level 2

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)		(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Facility	140.6	139.2	142.5	141.1	Level 2
7.75% Notes	200.0	227.0	200.0	224.0	Level 2
6.625% Notes	550.0	589.2	550.0	583.0	Level 2
6.25% Notes	400.0	422.0	400.0	419.0	Level 2
5.125% Notes	200.0	205.2	200.0	202.6	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  As of March 31, 2015, we have currency forward contracts outstanding with a notional amount of $108.2 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses, indirect inventory and other working capital items.

The following table summarizes the reclassification of pre-tax derivative losses into net income from accumulated other comprehensive income (loss):

	Location of	Loss Reclassified During		Loss Expected to
	Loss	Three Months Ended		be Reclassified
	Reclassified into	March 31,		During the
	Net Income	2015	2014	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(1.5)	$—	$(7.6)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2015	2014
	(in millions)

Service cost	$0.8	$0.9
Interest cost	7.2	9.0
Expected asset return	(10.6)	(12.1)
Amortized loss	1.7	1.3
Net periodic benefit credit	$(0.9)	$(0.9)

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2015	2014
	(in millions)

Service cost	$0.1	$0.1
Interest cost	3.8	3.8
Amortized loss	0.2	0.2
Amortized prior service credit	(0.7)	(0.7)
Net periodic benefit cost	$3.4	$3.4

Due to the availability of our prefunding balances (previous contributions in excess of prior required pension contributions), we are not required to make any cash payments in 2015. We expect our cash payments for other postretirement benefit obligations in 2015, net of GM cost sharing, to be approximately $16 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	PRODUCT WARRANTIES

We record a liability for estimated warranty obligations at the dates our products are sold. These estimates are established using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims. We estimate our costs based on the contractual arrangements with our customers, existing customer warranty terms and internal and external warranty data, which includes a determination of our warranty claims and actions taken to improve product quality and minimize warranty claims. We continuously evaluate these estimates and our customers' administration of their warranty programs. We closely monitor actual warranty claim data and adjust the liability, as necessary, on a quarterly basis.

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)

Beginning balance	$12.4	$14.3
Accruals	4.5	4.2
Settlements	(0.2)	(0.8)
Adjustment to prior period accruals, net	1.4	0.2
Foreign currency translation	(0.2)	0.1
Ending balance	$17.9	$18.0

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

Income tax expense was $9.2 million in the three months ended March 31, 2015 as compared to $7.0 million in the three months ended March 31, 2014.  Our effective income tax rate was 14.8% in the first quarter of 2015 as compared to 17.3% in the first quarter of 2014. Our income tax expense and effective tax rate for the three months ended March 31, 2015 and March 31, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Our income tax expense and effective tax rate for the three months ended March 31, 2015 also reflect a tax benefit of $1.0 million related to the settlement of the IRS audits for 2010 and 2011.

Based on the status of the audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions or predict the timing of the conclusion of all ongoing audits with certainty. As of March 31, 2015 and December 31, 2014, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $60.8 million and $59.5 million, respectively. We anticipate that the current 2007 through 2009 audits with the Mexican tax authorities will be completed before the end of 2015 and will result in a cash payment to the tax authorities.

Although it is difficult to estimate with certainty the amount of an audit settlement for the years currently under audit, we do not expect the settlement will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except per share data)
Numerator
Net income	$53.2	$33.6
Less: Net income attributable to participating securities	(1.2)	(0.6)
Net income attributable to common shareholders - Basic	$52.0	$33.0
Undistributed earnings reallocated to common shareholders under two step dilutive method	—	—
Net income attributable to common shareholders - Dilutive	$52.0	$33.0

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	77.5	77.0
Less: Participating securities	(1.7)	(1.4)
Weighted-average common shares outstanding	75.8	75.6

Effect of dilutive securities -
Dilutive stock-based compensation	0.3	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	76.1	75.7

Basic EPS	$0.69	$0.44

Diluted EPS	$0.68	$0.44

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.2 million at March 31, 2015 and 1.1 million at March 31, 2014. The exercise price related to the excluded exercisable stock options was $26.02 at March 31, 2015 and a range of $19.54 - $40.83 at March 31, 2014.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and March 31, 2014 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at December 31, 2014	$(240.6)		$(48.9)	$(7.4)		$(296.9)

Other comprehensive income (loss) before reclassifications	3.1	(a)	(31.5)	(2.0)		(30.4)

Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(a)(b)	—	1.5	(c)	2.3

Net current period other comprehensive income (loss)	3.9		(31.5)	(0.5)		(28.1)

Balance at March 31, 2015	$(236.7)		$(80.4)	$(7.9)		$(325.0)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

Other comprehensive income before reclassifications	4.5	(a)	7.8	0.9		13.2

Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(a)(b)	—	—	(c)	0.6

Net current period other comprehensive income	5.1		7.8	0.9		13.8

Balance at March 31, 2014	$(192.8)		$(10.8)	$1.2		$(202.4)

(a)
The amounts are net of tax of $(1.6) million and $(0.4) million for other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the three months ended March 31, 2015, and $(2.5) million and $(0.2) million, respectively, for the three months ended March 31, 2014.

(b)
The net amount reclassified from AOCI included $0.9 million in cost of goods sold (COGS) and $(0.1) million in selling, general & administrative expenses (SG&A) for the three months ended March 31, 2015 and $0.8 million in COGS and $(0.2) million in SG&A for the three months ended March 31, 2014.

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

Condensed Consolidating Statements of Income
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$274.9	$57.2	$637.0	$—	$969.1
Intercompany	—	3.1	64.4	4.6	(72.1)	—
Total net sales	—	278.0	121.6	641.6	(72.1)	969.1
Cost of goods sold	—	270.9	100.7	516.8	(72.1)	816.3
Gross profit	—	7.1	20.9	124.8	—	152.8
Selling, general and administrative expenses	—	59.5	—	9.0	—	68.5
Operating income (loss)	—	(52.4)	20.9	115.8	—	84.3
Non-operating income (expense), net	—	(25.4)	2.3	1.2	—	(21.9)
Income (loss) before income taxes	—	(77.8)	23.2	117.0	—	62.4
Income tax expense (benefit)	—	4.5	(0.4)	5.1	—	9.2
Earnings (loss) from equity in subsidiaries	53.2	74.9	(6.0)	—	(122.1)	—
Net income (loss) before royalties and dividends	53.2	(7.4)	17.6	111.9	(122.1)	53.2
Royalties and dividends	—	60.6	—	(60.6)	—	—
Net income after royalties and dividends	53.2	53.2	17.6	51.3	(122.1)	53.2
Other comprehensive loss	(28.1)	(28.1)	(27.0)	(28.7)	83.8	(28.1)
Comprehensive income (loss)	$25.1	$25.1	$(9.4)	$22.6	$(38.3)	$25.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$227.9	$58.0	$572.9	$—	$858.8
Intercompany	—	2.8	58.1	5.9	(66.8)	—
Total net sales	—	230.7	116.1	578.8	(66.8)	858.8
Cost of goods sold	—	231.9	99.6	472.2	(66.8)	736.9
Gross profit (loss)	—	(1.2)	16.5	106.6	—	121.9
Selling, general and administrative expenses	—	48.6	0.1	8.4	—	57.1
Operating income (loss)	—	(49.8)	16.4	98.2	—	64.8
Non-operating income (expense), net	—	(25.8)	2.7	(1.1)	—	(24.2)
Income (loss) before income taxes	—	(75.6)	19.1	97.1	—	40.6
Income tax expense	—	0.4	—	6.6	—	7.0
Earnings (loss) from equity in subsidiaries	33.6	54.5	(9.2)	—	(78.9)	—
Net income (loss) before royalties and dividends	33.6	(21.5)	9.9	90.5	(78.9)	33.6
Royalties and dividends	—	55.1	—	(55.1)	—	—
Net income after royalties and dividends	33.6	33.6	9.9	35.4	(78.9)	33.6
Other comprehensive income	13.8	13.8	7.8	8.9	(30.5)	13.8
Comprehensive income	$47.4	$47.4	$17.7	$44.3	$(109.4)	$47.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2015
Assets
Current assets
Cash and cash equivalents	$—	$80.1	$—	$125.6	$—	$205.7
Accounts receivable, net	—	165.9	30.4	471.7	—	668.0
Intercompany receivables	—	212.7	194.7	9.4	(416.8)	—
Inventories, net	—	67.4	31.7	139.4	—	238.5
Other current assets	—	55.3	2.5	54.0	—	111.8
Total current assets	—	581.4	259.3	800.1	(416.8)	1,224.0
Property, plant and equipment, net	—	224.8	86.9	728.3	—	1,040.0
Goodwill	—	—	147.9	6.4	—	154.3
Intercompany notes and accounts receivable	—	489.9	226.0	—	(715.9)	—
Other assets and deferred charges	—	719.8	47.0	122.7	—	889.5
Investment in subsidiaries	463.1	1,173.8	—	—	(1,636.9)	—
Total assets	$463.1	$3,189.7	$767.1	$1,657.5	$(2,769.6)	$3,307.8
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$10.3	$—	$3.6	$—	$13.9
Accounts payable	—	143.1	45.8	300.9	—	489.8
Intercompany payables	—	191.0	114.9	110.9	(416.8)	—
Other current liabilities	—	108.4	5.2	114.7	—	228.3
Total current liabilities	—	452.8	165.9	530.1	(416.8)	732.0
Intercompany notes and accounts payable	320.8	6.9	—	388.2	(715.9)	—
Long-term debt	—	1,480.3	4.9	35.6	—	1,520.8
Investment in subsidiaries obligation	—	—	83.6	—	(83.6)	—
Other long-term liabilities	—	786.6	0.7	125.4	—	912.7
Total liabilities	320.8	2,726.6	255.1	1,079.3	(1,216.3)	3,165.5
Total stockholders’ equity	142.3	463.1	512.0	578.2	(1,553.3)	142.3
Total liabilities and stockholders’ equity	$463.1	$3,189.7	$767.1	$1,657.5	$(2,769.6)	$3,307.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2014
Assets
Current assets
Cash and cash equivalents	$—	$69.7	$—	$179.5	$—	$249.2
Accounts receivable, net	—	137.5	23.9	371.3	—	532.7
Intercompany receivables	—	231.0	174.1	10.0	(415.1)	—
Inventories, net	—	64.9	32.3	151.6	—	248.8
Other current assets	—	53.6	2.6	52.6	—	108.8
Total current assets	—	556.7	232.9	765.0	(415.1)	1,139.5
Property, plant and equipment, net	—	230.0	87.9	743.2	—	1,061.1
Goodwill	—	—	147.9	7.1	—	155.0
Intercompany notes and accounts receivable	—	509.4	219.1	—	(728.5)	—
Other assets and deferred charges	—	736.6	45.7	121.3	—	903.6
Investment in subsidiaries	433.8	1,134.6	—	—	(1,568.4)	—
Total assets	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$9.4	$—	$3.6	$—	$13.0
Accounts payable	—	127.3	38.9	278.1	—	444.3
Intercompany payables	—	177.0	105.3	132.8	(415.1)	—
Other current liabilities	—	121.0	4.4	104.5	—	229.9
Total current liabilities	—	434.7	148.6	519.0	(415.1)	687.2
Intercompany notes and accounts payable	320.4	6.9	—	401.2	(728.5)	—
Long-term debt	—	1,483.1	4.9	35.4	—	1,523.4
Investment in subsidiaries obligation	—	—	53.8	—	(53.8)	—
Other long-term liabilities	—	808.8	0.6	125.8	—	935.2
Total liabilities	320.4	2,733.5	207.9	1,081.4	(1,197.4)	3,145.8
Total stockholders’ equity	113.4	433.8	525.6	555.2	(1,514.6)	113.4
Total liabilities and stockholders’ equity	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net cash provided by (used in) operating activities	$—	$19.7	$11.2	$(24.5)	$—	$6.4
Investing activities
Purchases of property, plant and equipment	—	(7.5)	(2.1)	(34.0)	—	(43.6)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	—	0.1
Intercompany activity	—	—	(9.0)	—	9.0	—
Net cash used in investing activities	—	(7.4)	(11.1)	(34.0)	9.0	(43.5)
Financing activities
Net debt activity	—	(2.0)	(0.1)	0.9	—	(1.2)
Employee stock option exercises	—	0.4	—	—	—	0.4
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Intercompany activity	0.3	(0.3)	—	9.0	(9.0)	—
Net cash provided by (used in) financing activities	—	(1.9)	(0.1)	9.9	(9.0)	(1.1)
Effect of exchange rate changes on cash	—	—	—	(5.3)	—	(5.3)
Net increase (decrease) in cash and cash equivalents	—	10.4	—	(53.9)	—	(43.5)
Cash and cash equivalents at beginning of period	—	69.7	—	179.5	—	249.2
Cash and cash equivalents at end of period	$—	$80.1	$—	$125.6	$—	$205.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net cash provided by (used in) operating activities	$—	$(25.8)	$14.8	$(44.5)	$—	$(55.5)
Investing activities
Purchases of property, plant and equipment	—	(9.3)	(2.7)	(35.9)	—	(47.9)
Proceeds from sale of property, plant and equipment	—	7.7	—	0.2	—	7.9
Intercompany activity	—	—	(12.0)	—	12.0	—
Net cash used in investing activities	—	(1.6)	(14.7)	(35.7)	12.0	(40.0)
Financing activities
Net debt activity	—	(0.1)	(0.1)	20.8	—	20.6
Debt issuance costs	—	(0.2)	—	—	—	(0.2)
Employee stock option exercises	—	0.6	—	—	—	0.6
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Intercompany activity	0.3	(0.3)	—	12.0	(12.0)	—
Net cash provided by (used in) financing activities	—	—	(0.1)	32.8	(12.0)	20.7
Effect of exchange rate changes on cash	—	—	—	0.4	—	0.4
Net decrease in cash and cash equivalents	—	(27.4)	—	(47.0)	—	(74.4)
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$9.5	$—	$70.1	$—	$79.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 66% of our consolidated net sales in the first three months of 2015 and 2014 and 68% of our consolidated net sales for the full year 2014.

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

We also supply driveline system products to FCA US LLC, formerly known as Chrysler Group LLC (Chrysler), for heavy-duty Ram full-size pickup trucks and its derivatives, as well as the AWD Jeep Cherokee and the AWD Chrysler 200.  Sales to Chrysler were approximately 20% of our total net sales in the first three months of 2015 as compared to 19% for the first three months of 2014 and 18% for the full-year 2014. In addition to GM and Chrysler, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Audi AG (Audi), Mack Trucks Inc. (Mack Truck), Mercedes-Benz, Harley-Davidson Inc., Honda Motor Co., Ltd., Nissan Motor Co., Ltd. (Nissan), PACCAR Inc., Jaguar Land Rover Limited (JLR), Daimler Truck, Ford Motor Company (Ford) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased by 14% to $328.9 million in the first three months of 2015 as compared to $287.8 million in the first three months of 2014.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Net Sales  Net sales increased $110.3 million to $969.1 million in the first quarter of 2015 as compared to $858.8 million in the first quarter of 2014.  Our sales in the first quarter of 2015, as compared to the first quarter of 2014, reflect an increase of approximately 10.5% in production volumes for the North American light truck and SUV programs we currently support for GM and Chrysler. The increase in sales in the first quarter of 2015 also reflects higher sales supporting the passenger car vehicle segment which includes a global passenger car program for GM and Chrysler's AWD Jeep Cherokee.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,676 in the first quarter of 2015 as compared to $1,655 in the first quarter of 2014. The increase primarily reflects an increase in our 4WD/AWD penetration rate, which increased to 71.4% in the first quarter of 2015 as compared to 67.5% in the first quarter of 2014.

Gross Profit   Gross profit increased to $152.8 million in the first quarter of 2015 as compared to $121.9 million in the first quarter of 2014.  Gross margin increased to 15.8% in the first quarter of 2015 as compared to 14.2% in the first quarter of 2014.  The increase in gross profit in the first quarter of 2015, as compared to the first quarter of 2014, primarily reflects the benefit of higher contribution margin on increased sales. Gross profit and margin in the first quarter of 2014 were adversely impacted by the timing of customer launch activity, which was partially offset by a gain of $4.1 million related to the sale of our Detroit Manufacturing Complex (DMC).

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $68.5 million or 7.1% of net sales in the first quarter of 2015 as compared to $57.1 million or 6.6% of net sales in the first quarter of 2014.  R&D, net of customer engineering, design and development (ED&D) recoveries, was $27.3 million in the first quarter of 2015 as compared to $25.8 million in the first quarter of 2014. The change in SG&A in the first quarter of 2015 as compared to the first quarter of 2014 is primarily due to increases in our salaried workforce, higher incentive compensation accruals and increased information technology-related costs, which include upgrades to our enterprise resource planning systems.

Operating Income  Operating income increased to $84.3 million in the first quarter of 2015 as compared to $64.8 million in the first quarter of 2014.  Operating margin increased to 8.7% in the first quarter of 2015 as compared to 7.5% in the first quarter of 2014.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $25.1 million in the first quarter of 2015 as compared to $25.0 million in the first quarter of 2014.  Investment income was $0.8 million in the first quarter of 2015 as compared to $0.3 million in the first quarter of 2014.

The weighted-average interest rate of our long-term debt outstanding was 6.4% in the first quarter of 2015 and 6.3% in the first quarter of 2014.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $2.4 million in the first quarter of 2015 and $0.5 million in the first quarter of 2014.

Income Tax Expense  Income tax expense was $9.2 million in the first quarter of 2015 as compared to $7.0 million in the first quarter of 2014.  Our effective income tax rate was 14.8% in the first quarter of 2015 as compared to 17.3% in the first quarter of 2014.

Our income tax expense and effective tax rate for the three months ended March 31, 2015 and March 31, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Our income tax expense and effective tax rate for the three months ended March 31, 2015 also reflect a tax benefit of $1.0 million related to the settlement of the IRS audits for 2010 and 2011.

Net Income and Earnings Per Share (EPS) Net income increased to $53.2 million in the first quarter of 2015 as compared to $33.6 million in the first quarter of 2014. Diluted EPS increased to $0.68 in the first quarter of 2015 as compared to $0.44 in the first quarter of 2014. Net income and EPS for the first quarters of 2015 and 2014 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

Operating Activities  In the first three months of 2015, net cash provided by operating activities increased to $6.4 million as compared to a use of $55.5 million in the first three months of 2014.  The following factors impacted cash provided by (used in) operating activities in the first three months of 2015 as compared to the first three months of 2014:

Accounts receivable Accounts receivable at March 31, 2015 and March 31, 2014 were $668.0 million and $654.1 million, respectively, as compared to $532.7 million and $458.5 million at December 31, 2014 and 2013, respectively. The change in accounts receivable balances during the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to increased sales in 2015 and the timing of weekly payments from GM.

Deferred revenue In the first quarter of 2014, we reached an agreement with GM to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $32.8 million in 2014, of which $13.8 million was received in the first quarter of 2014.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. As a result of this agreement, we received $9.3 million in 2014, of which $5.7 million was received in the first quarter of 2014.

Interest paid Interest paid in the first three months of 2015 was $19.3 million as compared to $14.1 million in the first three months of 2014. The increase primarily relates to the timing of interest payments on our 5.125% Notes.

Income taxes Based on the status of the audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions or predict the timing of the conclusion of all ongoing audits with certainty. As of March 31, 2015 and December 31, 2014, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $60.8 million and $59.5 million, respectively. We anticipate that the current 2007 through 2009 audits with the Mexican tax authorities will be completed before the end of 2015 and will result in a cash payment to the tax authorities.

Although it is difficult to estimate with certainty the amount of an audit settlement for the years currently under audit, we do not expect the settlement will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of all ongoing audits and will adjust our estimated liability as necessary.

Pension and Other Postretirement Benefits  (OPEB)  Due to the availability of our prefunding balances (previous contributions in excess of prior required pension contributions), we are not required to make any cash payments in 2015. We expect our cash payments for other postretirement benefit obligations in 2015, net of GM cost sharing, to be approximately $16 million.

Investing Activities  Capital expenditures were $43.6 million in the first three months of 2015 as compared to $47.9 million in the first three months of 2014.  We expect our capital spending to approximate 5% of sales, which includes support for our global program launches in 2015 and 2016 within our new and incremental business backlog.

In the first quarter of 2014, we sold our Detroit Manufacturing Complex and received net proceeds of $9.2 million related to this transaction. For the first three months of 2014, we classified $7.2 million of these proceeds, which represents the amount related to the land and building for which we have no future continuing involvement, in the Investing Activities section of our Condensed Consolidated Statement of Cash Flows.

Financing Activities  In the first three months of 2015, net cash used in financing activities was $1.1 million as compared to net cash provided by financing activities of $20.7 million in the first three months of 2014.  Total debt outstanding decreased $1.7 million in the first three months of 2015 to $1,534.7 million as compared to $1,536.4 million at year-end 2014, primarily as a result of principal payments on our term facility.

Revolving credit facility and term facility As of March 31, 2015, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At March 31, 2015, we had $505.5 million available under the revolving credit facility.  This availability reflects a reduction of $18.0 million for standby letters of credit issued against the facility.

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

In the first quarter of both 2015 and 2014, we made a principal payments of $1.9 million on our term facility.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2015, $39.2 million was outstanding under these facilities and an additional $46.2 million was available.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2015, and we do not expect such expenditures to be significant for the remainder of 2015.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  At March 31, 2015, we had currency forward contracts with a notional amount of $108.2 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $9.9 million at March 31, 2015 and approximately $9.0 million at December 31, 2014.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2015, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at March 31, 2015) on our long-term debt outstanding at both March 31, 2015 and December 31, 2014 would be approximately $1.8 million, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

On January 1, 2015, we began the implementation of a new release of our global Oracle enterprise resource planning (ERP) system at our U.S. locations, which includes upgrades to many of our existing operating and financial systems. As part of this implementation, we have modified the design and documentation of our internal controls processes and procedures, where appropriate. We will continue to implement the upgrades to this ERP system throughout the remainder of 2015 and early 2016, at our remaining global locations.

As of December 31, 2014, a material weakness in the operating effectiveness of the Corporate Finance oversight of accounting for changes in certain accrued accounts payable balances at a single location existed.

During the fourth fiscal quarter of 2014, and in connection with the preparation of our consolidated annual financial statements for the year ended December 31, 2014 which occurred in the first fiscal quarter of 2015, we have implemented new procedures, including enhanced documentation, analysis and review of changes in our accrued accounts payable balances. We have retrained Finance executives as the location where the overstatement of accrued accounts payable originated, as well as those working in Corporate Finance, as to the importance of appropriate communication and review of non-routine changes in accruals so that any such changes can be properly assessed under generally accepted accounting principles.

Management believes that our remediation efforts have been effective with respect to our internal control over financial reporting and that the previous material weakness in our internal control over financial reporting no longer exists.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2015, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended March, 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	—
February 1 - February 28, 2015	—	—	—	—
March 1 - March 31, 2015	14,444	24.17	—	—
Total	14,444	$24.17	—	—

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
May 1, 2015

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