Form 10-Q
period 2015-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2015-07-31
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 29, 2015, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 76,021,989 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2015

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	reduced purchases of our products by General Motors Company (GM), FCA US LLC (FCA), formerly known as Chrysler Group LLC, or other customers;

•	reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM and FCA);

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to attract new customers and programs for new products;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	our ability to achieve the level of cost reductions required to sustain global cost competitiveness;

•	supply shortages or price increases in raw materials, utilities or other operating supplies for us or our customers as a result of natural disasters or otherwise;

•	our ability to successfully implement upgrades to our enterprise resource planning systems;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share data)

Net sales	$1,004.0	$946.9	$1,973.1	$1,805.7

Cost of goods sold	839.5	797.9	1,655.8	1,534.8

Gross profit	164.5	149.0	317.3	270.9

Selling, general and administrative expenses	70.6	61.5	139.1	118.6

Operating income	93.9	87.5	178.2	152.3

Interest expense	(24.8)	(25.1)	(49.9)	(50.1)

Investment income	0.6	0.3	1.4	0.6

Other income, net	1.8	0.8	4.2	1.3

Income before income taxes	71.5	63.5	133.9	104.1

Income tax expense	12.9	11.3	22.1	18.3

Net income	$58.6	$52.2	$111.8	$85.8

Basic earnings per share	$0.75	$0.67	$1.44	$1.11

Diluted earnings per share	$0.75	$0.67	$1.43	$1.11

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$58.6	$52.2	$111.8	$85.8

Other comprehensive income (loss), net of tax
Defined benefit plans, net of tax (a)	0.9	0.6	4.8	5.7
Foreign currency translation adjustments	3.0	3.6	(28.5)	11.4
Change in derivatives	(1.2)	0.5	(1.7)	1.4
Other comprehensive income (loss)	2.7	4.7	(25.4)	18.5

Comprehensive income	$61.3	$56.9	$86.4	$104.3

(a)
Amounts are net of tax of $(0.4) million and $(2.4) million for the three and six months ended June 30, 2015, respectively, and $(0.2) million and $(2.9) million for the three and six months ended June 30, 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$301.3	$249.2
Accounts receivable, net	638.9	532.7
Inventories, net	237.9	248.8
Prepaid expenses and other current assets	113.9	108.8
Total current assets	1,292.0	1,139.5

Property, plant and equipment, net	1,041.5	1,061.1
Deferred income taxes	355.3	368.8
Goodwill	154.6	155.0
GM postretirement cost sharing asset	262.8	274.5
Other assets and deferred charges	254.4	260.3
Total assets	$3,360.6	$3,259.2

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$14.8	$13.0
Accounts payable	490.5	444.3
Accrued compensation and benefits	113.0	109.1
Deferred revenue	21.7	22.1
Accrued expenses and other current liabilities	97.6	98.7
Total current liabilities	737.6	687.2

Long-term debt	1,516.3	1,523.4
Deferred revenue	73.6	94.2
Postretirement benefits and other long-term liabilities	827.9	841.0
Total liabilities	3,155.4	3,145.8

Stockholders' equity
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	631.8	623.7
Retained earnings (Accumulated deficit)	80.4	(31.4)
Treasury stock at cost, 6.2 million shares as of June 30, 2015 and 6.1 million shares as of December 31, 2014	(185.5)	(182.8)
Accumulated other comprehensive loss, net of tax
Defined benefit plans	(235.8)	(240.6)
Foreign currency translation adjustments	(77.4)	(48.9)
Unrecognized loss on derivatives	(9.1)	(7.4)
Total stockholders’ equity	205.2	113.4
Total liabilities and stockholders' equity	$3,360.6	$3,259.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in millions)
Operating activities
Net income	$111.8	$85.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	100.6	95.0
Deferred income taxes	10.1	4.9
Stock-based compensation	7.7	4.6
Pensions and other postretirement benefits, net of contributions	0.2	1.4
Loss (gain) on disposal of property, plant and equipment, net	0.8	(4.0)
Changes in operating assets and liabilities
Accounts receivable	(110.7)	(187.3)
Inventories	8.3	8.4
Accounts payable and accrued expenses	59.9	53.1
Deferred revenue	(20.4)	35.6
Other assets and liabilities	(14.0)	(15.1)
Net cash provided by operating activities	154.3	82.4

Investing activities
Purchases of property, plant and equipment	(91.4)	(103.7)
Proceeds from sale of property, plant and equipment	0.1	8.3
Net cash used in investing activities	(91.3)	(95.4)

Financing activities
Net short-term borrowings under credit facilities	—	(2.0)
Payments of long-term debt and capital lease obligations	(17.3)	(14.2)
Proceeds from issuance of long-term debt	12.9	2.8
Debt issuance costs	—	(0.3)
Purchase of treasury stock	(2.7)	(0.3)
Employee stock option exercises	0.4	1.2
Net cash used in financing activities	(6.7)	(12.8)

Effect of exchange rate changes on cash	(4.2)	0.7

Net increase (decrease) in cash and cash equivalents	52.1	(25.1)

Cash and cash equivalents at beginning of period	249.2	154.0

Cash and cash equivalents at end of period	$301.3	$128.9

Supplemental cash flow information
Interest paid	$47.2	$41.9
Income taxes paid, net of refunds	$7.9	$5.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Effect of New Accounting Standards On April 7, 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity would present such costs in the balance sheet as a direct deduction of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU becomes effective for AAM at the beginning of our 2016 fiscal year and early adoption is permitted. Based on the amounts currently outstanding as of June 30, 2015, we estimate the effect of implementing and early adopting this ASU on our consolidated financial statements would reduce both our other assets and deferred charges and long-term debt by approximately $15.5 million at December 31, 2015 and $18.8 million at December 31, 2014.

In 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date, making this guidance effective for AAM at the beginning of our 2018 fiscal year. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in millions)

Raw materials and work-in-progress	$230.3	$243.8
Finished goods	39.1	32.9
Gross inventories	269.4	276.7
Inventory valuation reserves	(31.5)	(27.9)
Inventories, net	$237.9	$248.8

3. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(in millions)

Revolving Credit Facility	$—	$—
Term Facility	138.8	142.5
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	37.5	38.9
Capital lease obligations	4.8	5.0
Debt	1,531.1	1,536.4
Less: Current portion of long-term debt	14.8	13.0
Long-term debt	$1,516.3	$1,523.4

Revolving Credit Facility and Term Facility As of June 30, 2015, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At June 30, 2015, we had $506.1 million available under the revolving credit facility.  This availability reflects a reduction of $17.4 million for standby letters of credit issued against the facility.

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

In the first six months of both 2015 and 2014, we made principal payments of $3.7 million on our term facility.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2015, $37.5 million was outstanding under these facilities and an additional $43.3 million was available.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average interest rate of our long-term debt outstanding was 6.4% at both June 30, 2015 and December 31, 2014.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$29.9	$29.9	$35.3	$35.3	Level 1
Currency forward contracts - Other accrued expenses
Cash flow hedges	7.4	7.4	7.2	7.2	Level 2
Undesignated	1.2	1.2	1.1	1.1	Level 2
Currency forward contracts - Other long-term liabilities
Cash flow hedges	1.7	1.7	0.1	0.1	Level 2

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

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Facility	138.8	137.4	142.5	141.1	Level 2
7.75% Notes	200.0	226.0	200.0	224.0	Level 2
6.625% Notes	550.0	574.8	550.0	583.0	Level 2
6.25% Notes	400.0	420.0	400.0	419.0	Level 2
5.125% Notes	200.0	204.5	200.0	202.6	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  As of June 30, 2015, we have currency forward contracts outstanding with a notional amount of $221.1 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses, certain direct and indirect inventory and other working capital items through June 2018.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss):

	Location of	Gain (Loss) Reclassified During				Loss Expected to
	Gain (Loss)	Three Months Ended		Six Months Ended		be Reclassified
	Reclassified into	June 30,		June 30,		During the
	Net Income	2015	2014	2015	2014	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.3)	$0.2	$(3.8)	$0.2	$(7.4)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$0.8	$0.9	$1.6	$1.8
Interest cost	7.2	9.0	14.4	18.0
Expected asset return	(10.6)	(12.1)	(21.2)	(24.2)
Amortized loss	1.3	1.3	3.0	2.6
Net periodic benefit credit	$(1.3)	$(0.9)	$(2.2)	$(1.8)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.8	3.8	7.6	7.6
Amortized loss	0.2	0.2	0.4	0.4
Amortized prior service credit	(0.7)	(0.7)	(1.4)	(1.4)
Net periodic benefit cost	$3.4	$3.4	$6.8	$6.8

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Beginning balance	$17.9	$18.0	$12.4	$14.3
Accruals	5.0	2.2	9.5	6.4
Settlements	(0.4)	(0.2)	(0.6)	(1.0)
Adjustment to prior period accruals, net	0.8	(1.8)	2.2	(1.6)
Foreign currency translation	(0.1)	—	(0.3)	0.1
Ending balance	$23.2	$18.2	$23.2	$18.2

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

Income tax expense was $12.9 million in the three months ended June 30, 2015 as compared to $11.3 million in the three months ended June 30, 2014.  Our effective income tax rate was 18.0% in the second quarter of 2015 as compared to 17.8% in the second quarter of 2014. Our income tax expense and effective tax rate for the three months ended June 30, 2015 and June 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Income tax expense was $22.1 million in the six months ended June 30, 2015 as compared to $18.3 million in the six months ended June 30, 2014.  Our effective income tax rate was 16.5% in the six months ended June 30, 2015 as compared to 17.6% in the six months ended June 30, 2014. Our income tax expense and effective tax rate for the six months ended June 30, 2015 and June 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Our income tax expense and effective tax rate for the six months ended June 30, 2015 also reflect a tax benefit of $1.0 million related to the settlement of the IRS audits for 2010 and 2011.

Based on the status of the audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions or predict the timing of the conclusion of all ongoing audits with certainty. As of June 30, 2015 and December 31, 2014, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $62.5 million and $59.5 million, respectively. We anticipate that the current 2007 through 2009 audits with the Mexican tax authorities will be completed before the end of 2015 and will result in a subsequent cash payment to the tax authorities.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Numerator
Net income	$58.6	$52.2	$111.8	$85.8
Less: Net income attributable to participating securities	(1.4)	(1.1)	(2.6)	(1.6)
Net income attributable to common shareholders - Basic	$57.2	$51.1	$109.2	$84.2
Undistributed earnings reallocated to common shareholders under two step dilutive method	—	—	—	—
Net income attributable to common shareholders - Dilutive	$57.2	$51.1	$109.2	$84.2

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	77.8	77.4	77.7	77.2
Less: Participating securities	(1.9)	(1.6)	(1.9)	(1.5)
Weighted-average common shares outstanding	75.9	75.8	75.8	75.7

Effect of dilutive securities -
Dilutive stock-based compensation	0.4	0.1	0.4	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	76.3	75.9	76.2	75.8

Basic EPS	$0.75	$0.67	$1.44	$1.11

Diluted EPS	$0.75	$0.67	$1.43	$1.11

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.2 million at June 30, 2015 and 1.0 million at June 30, 2014. The exercise price related to the excluded exercisable stock options was $26.02 at June 30, 2015 and a range of $19.54 - $40.83 at June 30, 2014.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended June 30, 2015 and June 30, 2014 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at March 31, 2015	$(236.7)		$(80.4)	$(7.9)		$(325.0)

Other comprehensive income (loss) before reclassifications	—		3.0	(3.5)		(0.5)

Amounts reclassified from accumulated other comprehensive income (loss)	0.9	(a)(b)	—	2.3	(c)	3.2

Net current period other comprehensive income (loss)	0.9		3.0	(1.2)		2.7

Balance at June 30, 2015	$(235.8)		$(77.4)	$(9.1)		$(322.3)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at March 31, 2014	$(192.8)		$(10.8)	$1.2		$(202.4)

Other comprehensive income before reclassifications	—		3.6	0.7		4.3

Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(a)(b)	—	(0.2)	(c)	0.4

Net current period other comprehensive income	0.6		3.6	0.5		4.7

Balance at June 30, 2014	$(192.2)		$(7.2)	$1.7		$(197.7)

(a)	The amounts are net of tax of $(0.4) for the three months ended June 30, 2015 and $(0.2) million for the three months ended June 30, 2014.

(b)
The net amount reclassified from AOCI included $1.0 million in cost of goods sold (COGS) and $(0.1) million in selling, general & administrative expenses (SG&A) for the three months ended June 30, 2015 and $0.8 million in COGS and $(0.2) million in SG&A for the three months ended June 30, 2014.

(c)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the six months ended June 30, 2015 and June 30, 2014 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at December 31, 2014	$(240.6)		$(48.9)	$(7.4)		$(296.9)

Other comprehensive income (loss) before reclassifications	3.1	(a)	(28.5)	(5.5)		(30.9)

Amounts reclassified from accumulated other comprehensive income (loss)	1.7	(a)(b)	—	3.8	(c)	5.5

Net current period other comprehensive income (loss)	4.8		(28.5)	(1.7)		(25.4)

Balance at June 30, 2015	$(235.8)		$(77.4)	$(9.1)		$(322.3)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain on Derivatives		Total
Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

Other comprehensive income before reclassifications	4.5	(a)	11.4	1.6		17.5

Amounts reclassified from accumulated other comprehensive income (loss)	1.2	(a)(b)	—	(0.2)	(c)	1.0

Net current period other comprehensive income	5.7		11.4	1.4		18.5

Balance at June 30, 2014	$(192.2)		$(7.2)	$1.7		$(197.7)

(a)
The amounts are net of tax of $(1.6) million and $(0.8) million for other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the six months ended June 30, 2015, and $(2.4) million and $(0.5) million, respectively, for the six months ended June 30, 2014.

(b)
The net amount reclassified from AOCI included $1.9 million in cost of goods sold (COGS) and $(0.2) million in selling, general & administrative expenses (SG&A) for the six months ended June 30, 2015 and $1.7 million in COGS and $(0.5) million in SG&A for the six months ended June 30, 2014.

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

Condensed Consolidating Statements of Income
Three Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$298.7	$56.7	$648.6	$—	$1,004.0
Intercompany	—	2.4	65.9	5.3	(73.6)	—
Total net sales	—	301.1	122.6	653.9	(73.6)	1,004.0
Cost of goods sold	—	292.7	99.7	520.7	(73.6)	839.5
Gross profit	—	8.4	22.9	133.2	—	164.5
Selling, general and administrative expenses	—	60.1	—	10.5	—	70.6
Operating income (loss)	—	(51.7)	22.9	122.7	—	93.9
Non-operating income (expense), net	—	(25.3)	2.8	0.1	—	(22.4)
Income (loss) before income taxes	—	(77.0)	25.7	122.8	—	71.5
Income tax expense	—	7.5	0.1	5.3	—	12.9
Earnings (loss) from equity in subsidiaries	58.6	81.6	(3.4)	—	(136.8)	—
Net income (loss) before royalties and dividends	58.6	(2.9)	22.2	117.5	(136.8)	58.6
Royalties and dividends	—	61.5	—	(61.5)	—	—
Net income after royalties and dividends	58.6	58.6	22.2	56.0	(136.8)	58.6
Other comprehensive income (loss)	2.7	2.7	(0.2)	(0.3)	(2.2)	2.7
Comprehensive income	$61.3	$61.3	$22.0	$55.7	$(139.0)	$61.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$298.0	$59.0	$589.9	$—	$946.9
Intercompany	—	3.0	62.5	6.1	(71.6)	—
Total net sales	—	301.0	121.5	596.0	(71.6)	946.9
Cost of goods sold	—	288.5	102.9	478.1	(71.6)	797.9
Gross profit	—	12.5	18.6	117.9	—	149.0
Selling, general and administrative expenses	—	52.0	0.1	9.4	—	61.5
Operating income (loss)	—	(39.5)	18.5	108.5	—	87.5
Non-operating income (expense), net	—	(25.9)	2.4	(0.5)	—	(24.0)
Income (loss) before income taxes	—	(65.4)	20.9	108.0	—	63.5
Income tax expense	—	6.0	0.1	5.2	—	11.3
Earnings (loss) from equity in subsidiaries	52.2	68.0	(7.0)	—	(113.2)	—
Net income (loss) before royalties and dividends	52.2	(3.4)	13.8	102.8	(113.2)	52.2
Royalties and dividends	—	55.6	—	(55.6)	—	—
Net income after royalties and dividends	52.2	52.2	13.8	47.2	(113.2)	52.2
Other comprehensive income	4.7	4.7	3.3	2.6	(10.6)	4.7
Comprehensive income	$56.9	$56.9	$17.1	$49.8	$(123.8)	$56.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$573.6	$113.9	$1,285.6	$—	$1,973.1
Intercompany	—	5.5	130.3	9.9	(145.7)	—
Total net sales	—	579.1	244.2	1,295.5	(145.7)	1,973.1
Cost of goods sold	—	563.6	200.3	1,037.6	(145.7)	1,655.8
Gross profit	—	15.5	43.9	257.9	—	317.3
Selling, general and administrative expenses	—	119.6	—	19.5	—	139.1
Operating income (loss)	—	(104.1)	43.9	238.4	—	178.2
Non-operating income (expense), net	—	(50.7)	5.1	1.3	—	(44.3)
Income (loss) before income taxes	—	(154.8)	49.0	239.7	—	133.9
Income tax expense (benefit)	—	12.0	(0.3)	10.4	—	22.1
Earnings (loss) from equity in subsidiaries	111.8	156.5	(9.4)	—	(258.9)	—
Net income (loss) before royalties and dividends	111.8	(10.3)	39.9	229.3	(258.9)	111.8
Royalties and dividends	—	122.1	—	(122.1)	—	—
Net income after royalties and dividends	111.8	111.8	39.9	107.2	(258.9)	111.8
Other comprehensive loss	(25.4)	(25.4)	(27.2)	(29.0)	81.6	(25.4)
Comprehensive income	$86.4	$86.4	$12.7	$78.2	$(177.3)	$86.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$525.9	$117.0	$1,162.8	$—	$1,805.7
Intercompany	—	5.8	120.7	12.0	(138.5)	—
Total net sales	—	531.7	237.7	1,174.8	(138.5)	1,805.7
Cost of goods sold	—	520.4	202.5	950.4	(138.5)	1,534.8
Gross profit	—	11.3	35.2	224.4	—	270.9
Selling, general and administrative expenses	—	100.6	0.1	17.9	—	118.6
Operating income (loss)	—	(89.3)	35.1	206.5	—	152.3
Non-operating income (expense), net	—	(51.7)	5.1	(1.6)	—	(48.2)
Income (loss) before income taxes	—	(141.0)	40.2	204.9	—	104.1
Income tax expense	—	6.5	0.2	11.6	—	18.3
Earnings (loss) from equity in subsidiaries	85.8	122.5	(16.2)	—	(192.1)	—
Net income (loss) before royalties and dividends	85.8	(25.0)	23.8	193.3	(192.1)	85.8
Royalties and dividends	—	110.8	—	(110.8)	—	—
Net income after royalties and dividends	85.8	85.8	23.8	82.5	(192.1)	85.8
Other comprehensive income	18.5	18.5	11.2	11.5	(41.2)	18.5
Comprehensive income	$104.3	$104.3	$35.0	$94.0	$(233.3)	$104.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
June 30, 2015
Assets
Current assets
Cash and cash equivalents	$—	$126.9	$—	$174.4	$—	$301.3
Accounts receivable, net	—	158.3	27.1	453.5	—	638.9
Intercompany receivables	—	223.6	217.9	8.8	(450.3)	—
Inventories, net	—	68.5	29.1	140.3	—	237.9
Other current assets	—	51.3	2.4	60.2	—	113.9
Total current assets	—	628.6	276.5	837.2	(450.3)	1,292.0
Property, plant and equipment, net	—	220.6	86.4	734.5	—	1,041.5
Goodwill	—	—	147.8	6.8	—	154.6
Intercompany notes and accounts receivable	—	473.1	233.6	—	(706.7)	—
Other assets and deferred charges	—	712.2	46.8	113.5	—	872.5
Investment in subsidiaries	529.0	1,245.2	—	—	(1,774.2)	—
Total assets	$529.0	$3,279.7	$791.1	$1,692.0	$(2,931.2)	$3,360.6
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$11.3	$—	$3.5	$—	$14.8
Accounts payable	—	152.2	43.7	294.6	—	490.5
Intercompany payables	—	202.2	132.5	115.6	(450.3)	—
Other current liabilities	—	117.3	4.2	110.8	—	232.3
Total current liabilities	—	483.0	180.4	524.5	(450.3)	737.6
Intercompany notes and accounts payable	323.8	6.9	—	376.0	(706.7)	—
Long-term debt	—	1,477.5	4.8	34.0	—	1,516.3
Investment in subsidiaries obligation	—	—	83.6	—	(83.6)	—
Other long-term liabilities	—	783.3	0.5	117.7	—	901.5
Total liabilities	323.8	2,750.7	269.3	1,052.2	(1,240.6)	3,155.4
Total stockholders’ equity	205.2	529.0	521.8	639.8	(1,690.6)	205.2
Total liabilities and stockholders’ equity	$529.0	$3,279.7	$791.1	$1,692.0	$(2,931.2)	$3,360.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2014
Assets
Current assets
Cash and cash equivalents	$—	$69.7	$—	$179.5	$—	$249.2
Accounts receivable, net	—	137.5	23.9	371.3	—	532.7
Intercompany receivables	—	231.0	174.1	10.0	(415.1)	—
Inventories, net	—	64.9	32.3	151.6	—	248.8
Other current assets	—	53.6	2.6	52.6	—	108.8
Total current assets	—	556.7	232.9	765.0	(415.1)	1,139.5
Property, plant and equipment, net	—	230.0	87.9	743.2	—	1,061.1
Goodwill	—	—	147.9	7.1	—	155.0
Intercompany notes and accounts receivable	—	509.4	219.1	—	(728.5)	—
Other assets and deferred charges	—	736.6	45.7	121.3	—	903.6
Investment in subsidiaries	433.8	1,134.6	—	—	(1,568.4)	—
Total assets	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$9.4	$—	$3.6	$—	$13.0
Accounts payable	—	127.3	38.9	278.1	—	444.3
Intercompany payables	—	177.0	105.3	132.8	(415.1)	—
Other current liabilities	—	121.0	4.4	104.5	—	229.9
Total current liabilities	—	434.7	148.6	519.0	(415.1)	687.2
Intercompany notes and accounts payable	320.4	6.9	—	401.2	(728.5)	—
Long-term debt	—	1,483.1	4.9	35.4	—	1,523.4
Investment in subsidiaries obligation	—	—	53.8	—	(53.8)	—
Other long-term liabilities	—	808.8	0.6	125.8	—	935.2
Total liabilities	320.4	2,733.5	207.9	1,081.4	(1,197.4)	3,145.8
Total stockholders’ equity	113.4	433.8	525.6	555.2	(1,514.6)	113.4
Total liabilities and stockholders’ equity	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net cash provided by operating activities	$—	$80.7	$23.1	$50.5	$—	$154.3
Investing activities
Purchases of property, plant and equipment	—	(17.5)	(4.9)	(69.0)	—	(91.4)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	—	0.1
Intercompany activity	—	—	(18.0)	—	18.0	—
Net cash used in investing activities	—	(17.4)	(22.9)	(69.0)	18.0	(91.3)
Financing activities
Net debt activity	—	(3.8)	(0.2)	(0.4)	—	(4.4)
Employee stock option exercises	—	0.4	—	—	—	0.4
Purchase of treasury stock	(2.7)	—	—	—	—	(2.7)
Intercompany activity	2.7	(2.7)	—	18.0	(18.0)	—
Net cash provided by (used in) financing activities	—	(6.1)	(0.2)	17.6	(18.0)	(6.7)
Effect of exchange rate changes on cash	—	—	—	(4.2)	—	(4.2)
Net increase (decrease) in cash and cash equivalents	—	57.2	—	(5.1)	—	52.1
Cash and cash equivalents at beginning of period	—	69.7	—	179.5	—	249.2
Cash and cash equivalents at end of period	$—	$126.9	$—	$174.4	$—	$301.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net cash provided by (used in) operating activities	$—	$(0.6)	$21.8	$61.2	$—	$82.4
Investing activities
Purchases of property, plant and equipment	—	(19.7)	(6.4)	(77.6)	—	(103.7)
Proceeds from sale of property, plant and equipment	—	7.8	0.1	0.4	—	8.3
Intercompany activity	—	—	(15.3)	—	15.3	—
Net cash used in investing activities	—	(11.9)	(21.6)	(77.2)	15.3	(95.4)
Financing activities
Net debt activity	—	(3.0)	(0.2)	(10.2)	—	(13.4)
Debt issuance costs	—	(0.3)	—	—	—	(0.3)
Employee stock option exercises	—	1.2	—	—	—	1.2
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Intercompany activity	0.3	(0.3)	—	15.3	(15.3)	—
Net cash provided by (used in) financing activities	—	(2.4)	(0.2)	5.1	(15.3)	(12.8)
Effect of exchange rate changes on cash	—	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents	—	(14.9)	—	(10.2)	—	(25.1)
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$22.0	$—	$106.9	$—	$128.9

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 66% of our consolidated net sales in the first six months of 2015 and 68% of our consolidated net sales for both the first six months and the full year of 2014.

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

We also supply driveline system products to FCA US LLC (FCA), formerly known as Chrysler Group LLC, for heavy-duty Ram full-size pickup trucks and its derivatives, as well as the AWD Jeep Cherokee and the AWD Chrysler 200.  Sales to FCA were approximately 20% of our total net sales in the first six months of 2015 as compared to 18% for both the first six months and the full year of 2014. In addition to GM and FCA, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Audi AG (Audi), Mack Trucks Inc. (Mack Truck), Mercedes-Benz, Harley-Davidson Inc., Honda Motor Co., Ltd., Nissan Motor Co., Ltd. (Nissan), PACCAR Inc., Jaguar Land Rover Limited (JLR), Daimler Truck, Ford Motor Company (Ford) and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased by 15% to $672.0 million in the first six months of 2015 as compared to $585.9 million in the first six months of 2014.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Net Sales  Net sales increased $57.1 million to $1,004.0 million in the second quarter of 2015 as compared to $946.9 million in the second quarter of 2014.  Our sales in the second quarter of 2015, as compared to the second quarter of 2014, primarily reflect continuing strength in the North American light truck and SUV market, as well as higher sales supporting a global crossover program for GM and a passenger car driveshaft program for FCA, both of which launched in the second half of 2014.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) decreased to $1,637 in the second quarter of 2015 as compared to $1,640 in the second quarter of 2014. Our 4WD/AWD penetration rate increased to 70.4% in the second quarter of 2015 as compared to 66.6% in the second quarter of 2014.

Gross Profit   Gross profit increased to $164.5 million in the second quarter of 2015 as compared to $149.0 million in the second quarter of 2014.  Gross margin increased to 16.4% in the second quarter of 2015 as compared to 15.7% in the second quarter of 2014.  The increase in gross profit in the second quarter of 2015, as compared to the second quarter of 2014, primarily reflects the benefit of higher contribution margin on increased sales, partially offset by higher warranty and incentive compensation accruals.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $70.6 million or 7.0% of net sales in the second quarter of 2015 as compared to $61.5 million or 6.5% of net sales in the second quarter of 2014.  R&D, net of customer engineering, design and development (ED&D) recoveries, was $29.5 million in the second quarter of 2015 as compared to $24.4 million in the second quarter of 2014. The change in SG&A in the second quarter of 2015 as compared to the second quarter of 2014 is primarily due to higher R&D expense, increases in our salaried workforce and higher incentive compensation accruals.

Operating Income  Operating income increased to $93.9 million in the second quarter of 2015 as compared to $87.5 million in the second quarter of 2014.  Operating margin increased to 9.4% in the second quarter of 2015 as compared to 9.2% in the second quarter of 2014.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $24.8 million in the second quarter of 2015 as compared to $25.1 million in the second quarter of 2014.  Investment income was $0.6 million in the second quarter of 2015 as compared to $0.3 million in the second quarter of 2014.

The weighted-average interest rate of our long-term debt outstanding was 6.4% in the second quarter of 2015 and 6.2% in the second quarter of 2014.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $1.8 million in the second quarter of 2015 and $0.8 million in the second quarter of 2014.

Income Tax Expense  Income tax expense was $12.9 million in the second quarter of 2015 as compared to $11.3 million in the second quarter of 2014.  Our effective income tax rate was 18.0% in the second quarter of 2015 as compared to 17.8% in the second quarter of 2014.

Our income tax expense and effective tax rate for the three months ended June 30, 2015 and June 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share (EPS) Net income increased to $58.6 million in the second quarter of 2015 as compared to $52.2 million in the second quarter of 2014. Diluted EPS increased to $0.75 in the second quarter of 2015 as compared to $0.67 in the second quarter of 2014. Net income and EPS for the second quarters of 2015 and 2014 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Net Sales  Net sales increased $167.4 million to $1,973.1 million in the first six months of 2015 as compared to $1,805.7 million in the first six months of 2014.  Our sales in the first six months of 2015, as compared to the first six months of 2014, reflect an increase of approximately 5.5% in production volumes for the North American light truck and SUV programs we currently support for GM and FCA. The increase in sales in the first six months of 2015 also reflects higher sales supporting a global crossover program for GM and a passenger car driveshaft program for FCA, both of which launched in the second half of 2014.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,656 in the first six months of 2015 as compared to $1,647 in the first six months of 2014. The increase primarily reflects an increase in our 4WD/AWD penetration rate, which increased to 70.9% in the first six months of 2015 as compared to 67.0% in the first six months of 2014.

Gross Profit   Gross profit increased to $317.3 million in the first six months of 2015 as compared to $270.9 million in the first six months of 2014.  Gross margin increased to 16.1% in the first six months of 2015 as compared to 15.0% in the first six months of 2014.  The increase in gross profit in the first six months of 2015, as compared to the first six months of 2014, primarily reflects the benefit of higher contribution margin on increased sales, partially offset by higher warranty and incentive compensation accruals.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $139.1 million or 7.1% of net sales in the first six months of 2015 as compared to $118.6 million or 6.6% of net sales in the first six months of 2014.  R&D, net of customer engineering, design and development (ED&D) recoveries, was $56.8 million in the first six months of 2015 as compared to $50.2 million in the first six months of 2014. The change in SG&A in the first six months of 2015 as compared to the first six months of 2014 is primarily due to higher R&D expense, increases in our salaried workforce, higher incentive compensation accruals and increased information technology-related costs, which include upgrades to our enterprise resource planning systems.

Operating Income  Operating income increased to $178.2 million in the first six months of 2015 as compared to $152.3 million in the first six months of 2014.  Operating margin increased to 9.0% in the first six months of 2015 as compared to 8.4% in the first six months of 2014.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $49.9 million in the first six months of 2015 as compared to $50.1 million in the first six months of 2014.  Investment income was $1.4 million in the first six months of 2015 as compared to $0.6 million in the first six months of 2014.

The weighted-average interest rate of our long-term debt outstanding was 6.4% in the first six months of 2015 and 6.3% in the first six months of 2014.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $4.2 million in the first six months of 2015 and $1.3 million in the first six months of 2014.

Income Tax Expense  Income tax expense was $22.1 million in the first six months of 2015 as compared to $18.3 million in the first six months of 2014.  Our effective income tax rate was 16.5% in the first six months of 2015 as compared to 17.6% in the first six months of 2014.

Our income tax expense and effective tax rate for the six months ended June 30, 2015 and June 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses. Our income tax expense and effective tax rate for the six months ended June 30, 2015 also reflect a tax benefit of $1.0 million related to the settlement of the IRS audits for 2010 and 2011.

Net Income and Earnings Per Share (EPS) Net income increased to $111.8 million in the first six months of 2015 as compared to $85.8 million in the first six months of 2014. Diluted EPS increased to $1.43 in the first six months of 2015 as compared to $1.11 in the first six months of 2014. Net income and EPS for the first six months of 2015 and 2014 were primarily impacted by the factors discussed in Net Sales, Gross Profit and SG&A above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

Operating Activities  In the first six months of 2015, net cash provided by operating activities increased to $154.3 million as compared to $82.4 million in the first six months of 2014.  The following factors impacted cash provided by operating activities in the first six months of 2015 as compared to the first six months of 2014:

Accounts receivable Accounts receivable at June 30, 2015 and June 30, 2014 were $638.9 million and $648.2 million, respectively, as compared to $532.7 million and $458.5 million at December 31, 2014 and 2013, respectively. The decrease in our accounts receivable balance at June 30, 2015 as compared to June 30, 2014 is primarily due the timing of weekly payments from GM, which was partially offset by higher sales in 2015.

Deferred revenue In the first quarter of 2014, we reached an agreement with GM to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $32.8 million in 2014, of which $20.6 million was received in the first six months of 2014.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. As a result of this agreement, we received $9.3 million in the first six months of 2014.

Interest paid Interest paid in the first six months of 2015 was $47.2 million as compared to $41.9 million in the first six months of 2014. The increase primarily relates to the timing of interest payments on our 5.125% Notes.

Income taxes Based on the status of the audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions or predict the timing of the conclusion of all ongoing audits with certainty. As of June 30, 2015 and December 31, 2014, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $62.5 million and $59.5 million, respectively. We anticipate that the current 2007 through 2009 audits with the Mexican tax authorities will be completed before the end of 2015 and will result in a subsequent cash payment to the tax authorities.

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

Investing Activities  Capital expenditures were $91.4 million in the first six months of 2015 as compared to $103.7 million in the first six months of 2014.  We expect our capital spending to be in the range of 4.5% to 5.0% of sales, which includes support for our global program launches in 2015 and 2016 within our new and incremental business backlog.

In the first quarter of 2014, we sold our Detroit Manufacturing Complex and received net proceeds of $9.2 million related to this transaction. For the first six months of 2014, we classified $7.2 million of these proceeds, which represents the amount related to the land and building for which we have no future continuing involvement, in the Investing Activities section of our Condensed Consolidated Statement of Cash Flows.

Financing Activities  In the first six months of 2015, net cash used in financing activities was $6.7 million as compared to$12.8 million in the first six months of 2014.  Total debt outstanding decreased $5.3 million in the first six months of 2015 to $1,531.1 million as compared to $1,536.4 million at year-end 2014, primarily as a result of principal payments on our term facility.

Revolving credit facility and term facility As of June 30, 2015, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At June 30, 2015, we had $506.1 million available under the revolving credit facility.  This availability reflects a reduction of $17.4 million for standby letters of credit issued against the facility.

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

In the first six months of both 2015 and 2014, we made principal payments of $3.7 million on our term facility.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At June 30, 2015, $37.5 million was outstanding under these facilities and an additional $43.3 million was available.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the second quarter of 2015, and we do not expect such expenditures to be significant for the remainder of 2015.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Swedish Krona, Polish Zloty and Pound Sterling.  At June 30, 2015, we had currency forward contracts with a notional amount of $221.1 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $20.2 million at June 30, 2015 and approximately $9.0 million at December 31, 2014.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2015, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at June 30, 2015) on our long-term debt outstanding, would be approximately $1.7 million at June 30, 2015 and approximately $1.8 million at December 31, 2014, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

On January 1, 2015, we began the implementation of a new release of our global Oracle enterprise resource planning (ERP) system at our U.S. locations, which includes upgrades to many of our existing operating and financial systems. As part of this implementation, we modified the design and documentation of our internal controls processes and procedures, where appropriate. We continued the implementation of these upgrades to our ERP system in Brazil during the second quarter of 2015 and will continue to upgrade our ERP systems at our remaining global locations throughout the remainder of 2015 and early 2016.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2015, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended June 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	—	$—	—	—
May 1 - May 31, 2015	92,831	25.11	—	—
June 1 - June 30, 2015	—	—	—	—
Total	92,831	$25.11	—	—

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
July 31, 2015

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