Form 10-Q
period 2015-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2015-10-30
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 28, 2015, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 76,046,761 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except per share data)

Net sales	$971.6	$950.8	$2,944.7	$2,756.5

Cost of goods sold	813.3	810.1	2,469.1	2,344.9

Gross profit	158.3	140.7	475.6	411.6

Selling, general and administrative expenses	65.5	64.0	204.6	182.6

Operating income	92.8	76.7	271.0	229.0

Interest expense	(24.8)	(25.1)	(74.7)	(75.2)

Investment income	0.6	0.7	2.0	1.3

Other income (expense), net	6.7	(0.8)	10.9	0.5

Income before income taxes	75.3	51.5	209.2	155.6

Income tax expense	14.4	7.5	36.5	25.8

Net income	$60.9	$44.0	$172.7	$129.8

Basic earnings per share	$0.78	$0.57	$2.22	$1.68

Diluted earnings per share	$0.78	$0.57	$2.21	$1.68

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$60.9	$44.0	$172.7	$129.8

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	0.3	0.6	5.1	6.3
Foreign currency translation adjustments	(35.9)	(23.3)	(64.4)	(11.9)
Change in derivatives	(7.7)	(2.5)	(9.4)	(1.1)
Other comprehensive loss	(43.3)	(25.2)	(68.7)	(6.7)

Comprehensive income	$17.6	$18.8	$104.0	$123.1

(a)
Amounts are net of tax of $(0.2) million and $(2.6) million for the three and nine months ended September 30, 2015, respectively, and $(0.3) million and $(3.2) million for the three and nine months ended September 30, 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$365.6	$249.2
Accounts receivable, net	641.3	532.7
Inventories, net	233.0	248.8
Prepaid expenses and other current assets	114.7	108.8
Total current assets	1,354.6	1,139.5

Property, plant and equipment, net	1,024.4	1,061.1
Deferred income taxes	348.3	368.8
Goodwill	154.5	155.0
GM postretirement cost sharing asset	261.9	274.5
Other assets and deferred charges	254.8	260.3
Total assets	$3,398.5	$3,259.2

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19.2	$13.0
Accounts payable	479.8	444.3
Accrued compensation and benefits	125.8	109.1
Deferred revenue	27.2	22.1
Accrued expenses and other current liabilities	109.6	98.7
Total current liabilities	761.6	687.2

Long-term debt	1,508.1	1,523.4
Deferred revenue	68.8	94.2
Postretirement benefits and other long-term liabilities	833.2	841.0
Total liabilities	3,171.7	3,145.8

Stockholders' equity
Common stock, par value $0.01 per share	0.8	0.8
Paid-in capital	636.0	623.7
Retained earnings (Accumulated deficit)	141.3	(31.4)
Treasury stock at cost, 6.2 million shares as of September 30, 2015 and 6.1 million shares as of December 31, 2014	(185.7)	(182.8)
Accumulated other comprehensive loss, net of tax
Defined benefit plans	(235.5)	(240.6)
Foreign currency translation adjustments	(113.3)	(48.9)
Unrecognized loss on derivatives	(16.8)	(7.4)
Total stockholders’ equity	226.8	113.4
Total liabilities and stockholders' equity	$3,398.5	$3,259.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Operating activities
Net income	$172.7	$129.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	149.7	146.1
Deferred income taxes	16.0	6.8
Stock-based compensation	11.8	7.1
Pensions and other postretirement benefits, net of contributions	(1.4)	0.6
Loss (gain) on disposal of property, plant and equipment, net	3.8	(4.0)
Changes in operating assets and liabilities
Accounts receivable	(119.5)	(142.5)
Inventories	9.2	12.3
Accounts payable and accrued expenses	68.5	68.4
Deferred revenue	(19.4)	31.1
Other assets and liabilities	(23.3)	(24.1)
Net cash provided by operating activities	268.1	231.6

Investing activities
Purchases of property, plant and equipment	(132.1)	(156.2)
Proceeds from sale of property, plant and equipment	0.2	8.5
Net cash used in investing activities	(131.9)	(147.7)

Financing activities
Net short-term borrowings under credit facilities	—	(3.1)
Payments of long-term debt and capital lease obligations	(19.1)	(16.4)
Proceeds from issuance of long-term debt	13.4	2.8
Debt issuance costs	—	(0.3)
Purchase of treasury stock	(2.9)	(0.3)
Employee stock option exercises	0.5	1.2
Net cash used in financing activities	(8.1)	(16.1)

Effect of exchange rate changes on cash	(11.7)	(2.8)

Net increase in cash and cash equivalents	116.4	65.0

Cash and cash equivalents at beginning of period	249.2	154.0

Cash and cash equivalents at end of period	$365.6	$219.0

Supplemental cash flow information
Interest paid	$66.1	$63.7
Income taxes paid, net of refunds	$9.6	$9.0

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Effect of New Accounting Standards On April 7, 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity would present such costs in the balance sheet as a direct deduction of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU becomes effective for AAM at the beginning of our 2016 fiscal year and early adoption is permitted. Based on the amounts currently outstanding as of September 30, 2015, we estimate the effect of implementing and early adopting this ASU on our consolidated financial statements would reduce both our other assets and deferred charges and long-term debt by approximately $15.5 million at December 31, 2015 and $18.8 million at December 31, 2014.

In 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  On August 12, 2015, the FASB issued an ASU to formally defer the initial standard's effective date by one-year, making this guidance effective for AAM at the beginning of our 2018 fiscal year. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(in millions)

Raw materials and work-in-progress	$232.9	$243.8
Finished goods	31.7	32.9
Gross inventories	264.6	276.7
Inventory valuation reserves	(31.6)	(27.9)
Inventories, net	$233.0	$248.8

3. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)

Revolving Credit Facility	$—	$—
Term Facility	135.9	142.5
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	36.8	38.9
Capital lease obligations	4.6	5.0
Debt	1,527.3	1,536.4
Less: Current portion of long-term debt	19.2	13.0
Long-term debt	$1,508.1	$1,523.4

Revolving Credit Facility and Term Facility As of September 30, 2015, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At September 30, 2015, we had $513.1 million available under the revolving credit facility.  This availability reflects a reduction of $10.4 million for standby letters of credit issued against the facility.

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

In the first nine months of 2015 and 2014, we made principal payments on our term facility of $6.6 million and $5.6 million, respectively.

On October 9, 2015, we elected to prepay all quarterly principal payments that were due on our term facility through the end of 2016. This resulted in a cash payment of $15.9 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2015, $36.8 million was outstanding under these facilities and an additional $45.4 million was available.

The weighted-average interest rate of our long-term debt outstanding was 6.4% at both September 30, 2015 and December 31, 2014.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$50.3	$50.3	$35.3	$35.3	Level 1
Currency forward contracts - Prepaid expenses and other current assets
Undesignated cash flow hedges	0.1	0.1	—	—	Level 2
Currency forward contracts - Other accrued expenses
Cash flow hedges	9.5	9.5	7.2	7.2	Level 2
Undesignated cash flow hedges	2.9	2.9	1.1	1.1	Level 2
Currency forward contracts - Other long-term liabilities
Cash flow hedges	7.3	7.3	0.1	0.1	Level 2

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Facility	135.9	134.6	142.5	141.1	Level 2
7.75% Notes	200.0	219.0	200.0	224.0	Level 2
6.625% Notes	550.0	551.4	550.0	583.0	Level 2
6.25% Notes	400.0	398.0	400.0	419.0	Level 2
5.125% Notes	200.0	199.5	200.0	202.6	Level 2

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Thai Baht, Swedish Krona and Polish Zloty.  As of September 30, 2015, we have currency forward contracts outstanding with a notional amount of $200.4 million that hedge our exposure to changes in foreign currency exchange rates for our payroll expenses through June 2018 and certain direct and indirect inventory and other working capital items through January 2016.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as hedging instruments under ASC 815:

	Location of	Gain (Loss) Reclassified During				Loss Expected to
	Gain (Loss)	Three Months Ended		Nine Months Ended		be Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income	2015	2014	2015	2014	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(3.1)	$0.5	$(6.9)	$0.7	$(9.5)

See Note 10 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2015 and September 30, 2014.

The following table summarizes the amount and location of losses recognized in the Condensed Consolidated Statement of Income for those derivative instruments not designated as hedging instruments under ASC 815:

	Location of	Loss Recognized During
	Loss	Three Months Ended		Nine Months Ended
	Recognized in	September 30,		September 30,
	Net Income	2015	2014	2015	2014
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.1)	$(0.3)	$(4.1)	$(0.3)
Currency forward contracts	Other Income (Expense), Net	(1.1)	—	(1.4)	—

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$0.8	$0.9	$2.4	$2.7
Interest cost	7.2	9.0	21.6	27.0
Expected asset return	(10.6)	(12.1)	(31.8)	(36.3)
Amortized loss	1.5	1.3	4.5	3.9
Net periodic benefit credit	$(1.1)	$(0.9)	$(3.3)	$(2.7)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	3.8	3.8	11.4	11.4
Amortized loss	0.2	0.2	0.6	0.6
Amortized prior service credit	(0.7)	(0.7)	(2.1)	(2.1)
Net periodic benefit cost	$3.4	$3.4	$10.2	$10.2

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Beginning balance	$23.2	$18.2	$12.4	$14.3
Accruals	4.8	0.9	13.8	7.3
Settlements	(4.6)	(0.2)	(5.2)	(1.2)
Adjustment to prior period accruals, net	(0.4)	(2.2)	2.3	(3.8)
Foreign currency translation	(0.3)	(0.2)	(0.6)	(0.1)
Ending balance	$22.7	$16.5	$22.7	$16.5

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

Income tax expense was $14.4 million in the three months ended September 30, 2015 as compared to $7.5 million in the three months ended September 30, 2014.  Our effective income tax rate was 19.3% in the third quarter of 2015 as compared to 14.6% in the third quarter of 2014. Our effective tax rate for the three months ended September 30, 2015 is higher than our effective tax rate for the three months ended September 30, 2014 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rate for the three months ended September 30, 2015 and September 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Income tax expense was $36.5 million in the nine months ended September 30, 2015 as compared to $25.8 million in the nine months ended September 30, 2014.  Our effective income tax rate was 17.5% in the nine months ended September 30, 2015 as compared to 16.6% in the nine months ended September 30, 2014. Our income tax expense and effective tax rate for the nine months ended September 30, 2015 and September 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Based on the status of the audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions or predict the timing of the conclusion of all ongoing audits with certainty. As of September 30, 2015 and December 31, 2014, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $62.9 million and $59.5 million, respectively. We anticipate that the current 2007 through 2009 audits with the Mexican tax authorities will be completed before the end of 2015 and will result in a subsequent cash payment to the tax authorities.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Numerator
Net income	$60.9	$44.0	$172.7	$129.8
Less: Net income attributable to participating securities	(1.4)	(0.9)	(4.0)	(2.6)
Net income attributable to common shareholders - Basic	$59.5	$43.1	$168.7	$127.2
Undistributed earnings reallocated to common shareholders under two step dilutive method	—	—	—	—
Net income attributable to common shareholders - Dilutive	$59.5	$43.1	$168.7	$127.2

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	77.8	77.4	77.7	77.2
Less: Participating securities	(1.8)	(1.7)	(1.8)	(1.5)
Weighted-average common shares outstanding	76.0	75.7	75.9	75.7

Effect of dilutive securities -
Dilutive stock-based compensation	0.4	0.2	0.4	0.2

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	76.4	75.9	76.3	75.9

Basic EPS	$0.78	$0.57	$2.22	$1.68

Diluted EPS	$0.78	$0.57	$2.21	$1.68

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.2 million at September 30, 2015 and 0.5 million at September 30, 2014. The exercise price related to the excluded exercisable stock options was $26.02 at September 30, 2015 and a range of $19.54 - $26.65 at September 30, 2014.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2015 and September 30, 2014 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at June 30, 2015	$(235.8)		$(77.4)	$(9.1)		$(322.3)

Other comprehensive loss before reclassifications	—		(35.9)	(10.8)		(46.7)

Amounts reclassified from accumulated other comprehensive income	0.3	(a)(b)	—	3.1	(c)	3.4

Net current period other comprehensive income (loss)	0.3		(35.9)	(7.7)		(43.3)

Balance at September 30, 2015	$(235.5)		$(113.3)	$(16.8)		$(365.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at June 30, 2014	$(192.2)		$(7.2)	$1.7		$(197.7)

Other comprehensive loss before reclassifications	—		(23.3)	(2.0)		(25.3)

Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(a)(b)	—	(0.5)	(c)	0.1

Net current period other comprehensive income (loss)	0.6		(23.3)	(2.5)		(25.2)

Balance at September 30, 2014	$(191.6)		$(30.5)	$(0.8)		$(222.9)

(a)	The amounts are net of tax of $(0.2) for the three months ended September 30, 2015 and $(0.3) for the three months ended September 30, 2014.

(b)
The net amount reclassified from AOCI included $0.5 million in cost of goods sold (COGS) and $(0.2) million in selling, general & administrative expenses (SG&A) for the three months ended September 30, 2015 and $0.8 million in COGS and $(0.3) million in SG&A for the three months ended September 30, 2014.

(c)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2015 and September 30, 2014 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at December 31, 2014	$(240.6)		$(48.9)	$(7.4)		$(296.9)

Other comprehensive income (loss) before reclassifications	3.1	(a)	(64.4)	(16.3)		(77.6)

Amounts reclassified from accumulated other comprehensive income	2.0	(a)(b)	—	6.9	(c)	8.9

Net current period other comprehensive income (loss)	5.1		(64.4)	(9.4)		(68.7)

Balance at September 30, 2015	$(235.5)		$(113.3)	$(16.8)		$(365.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Derivatives		Total
Balance at December 31, 2013	$(197.9)		$(18.6)	$0.3		$(216.2)

Other comprehensive income (loss) before reclassifications	4.5	(a)	(11.9)	(0.4)		(7.8)

Amounts reclassified from accumulated other comprehensive income (loss)	1.8	(a)(b)	—	(0.7)	(c)	1.1

Net current period other comprehensive income (loss)	6.3		(11.9)	(1.1)		(6.7)

Balance at September 30, 2014	$(191.6)		$(30.5)	$(0.8)		$(222.9)

(a)
The amounts are net of tax of $(1.6) million and $(1.0) million for other comprehensive income before reclassifications and the amounts reclassified from AOCI, respectively, for the nine months ended September 30, 2015, and $(2.4) million and $(0.8) million, respectively, for the nine months ended September 30, 2014.

(b)
The net amount reclassified from AOCI included $2.4 million in cost of goods sold (COGS) and $(0.4) million in selling, general & administrative expenses (SG&A) for the nine months ended September 30, 2015 and $2.5 million in COGS and $(0.8) million in SG&A for the nine months ended September 30, 2014.

(c)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc. The 7.75% Notes, 6.625% Notes, 6.25% Notes and 5.125% Notes are senior unsecured obligations of AAM Inc.; all of which are fully and unconditionally guaranteed, on a joint and several basis, by Holdings and substantially all domestic subsidiaries of AAM, Inc, which are 100% indirectly owned by Holdings.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$292.4	$51.1	$628.1	$—	$971.6
Intercompany	—	2.1	66.0	4.4	(72.5)	—
Total net sales	—	294.5	117.1	632.5	(72.5)	971.6
Cost of goods sold	—	283.3	95.0	507.5	(72.5)	813.3
Gross profit	—	11.2	22.1	125.0	—	158.3
Selling, general and administrative expenses	—	60.3	—	5.2	—	65.5
Operating income (loss)	—	(49.1)	22.1	119.8	—	92.8
Non-operating income (expense), net	—	(22.4)	2.3	2.6	—	(17.5)
Income (loss) before income taxes	—	(71.5)	24.4	122.4	—	75.3
Income tax expense	—	6.1	0.1	8.2	—	14.4
Earnings (loss) from equity in subsidiaries	60.9	79.9	(3.5)	—	(137.3)	—
Net income before royalties and dividends	60.9	2.3	20.8	114.2	(137.3)	60.9
Royalties and dividends	—	58.6	—	(58.6)	—	—
Net income after royalties and dividends	60.9	60.9	20.8	55.6	(137.3)	60.9
Other comprehensive loss	(43.3)	(43.3)	(33.8)	(40.7)	117.8	(43.3)
Comprehensive income (loss)	$17.6	$17.6	$(13.0)	$14.9	$(19.5)	$17.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$300.9	$56.9	$593.0	$—	$950.8
Intercompany	—	2.7	64.1	5.3	(72.1)	—
Total net sales	—	303.6	121.0	598.3	(72.1)	950.8
Cost of goods sold	—	291.9	100.5	489.8	(72.1)	810.1
Gross profit	—	11.7	20.5	108.5	—	140.7
Selling, general and administrative expenses	—	55.0	—	9.0	—	64.0
Operating income (loss)	—	(43.3)	20.5	99.5	—	76.7
Non-operating income (expense), net	—	(25.8)	2.0	(1.4)	—	(25.2)
Income (loss) before income taxes	—	(69.1)	22.5	98.1	—	51.5
Income tax expense	—	6.6	0.1	0.8	—	7.5
Earnings (loss) from equity in subsidiaries	44.0	63.9	(9.1)	—	(98.8)	—
Net income (loss) before royalties and dividends	44.0	(11.8)	13.3	97.3	(98.8)	44.0
Royalties and dividends	—	55.8	—	(55.8)	—	—
Net income after royalties and dividends	44.0	44.0	13.3	41.5	(98.8)	44.0
Other comprehensive loss	(25.2)	(25.2)	(19.0)	(22.2)	66.4	(25.2)
Comprehensive income (loss)	$18.8	$18.8	$(5.7)	$19.3	$(32.4)	$18.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$866.0	$165.0	$1,913.7	$—	$2,944.7
Intercompany	—	7.6	196.3	14.3	(218.2)	—
Total net sales	—	873.6	361.3	1,928.0	(218.2)	2,944.7
Cost of goods sold	—	846.9	295.3	1,545.1	(218.2)	2,469.1
Gross profit	—	26.7	66.0	382.9	—	475.6
Selling, general and administrative expenses	—	179.9	—	24.7	—	204.6
Operating income (loss)	—	(153.2)	66.0	358.2	—	271.0
Non-operating income (expense), net	—	(73.1)	7.4	3.9	—	(61.8)
Income (loss) before income taxes	—	(226.3)	73.4	362.1	—	209.2
Income tax expense (benefit)	—	18.1	(0.2)	18.6	—	36.5
Earnings (loss) from equity in subsidiaries	172.7	236.4	(12.9)	—	(396.2)	—
Net income (loss) before royalties and dividends	172.7	(8.0)	60.7	343.5	(396.2)	172.7
Royalties and dividends	—	180.7	—	(180.7)	—	—
Net income after royalties and dividends	172.7	172.7	60.7	162.8	(396.2)	172.7
Other comprehensive loss	(68.7)	(68.7)	(61.0)	(69.7)	199.4	(68.7)
Comprehensive income	$104.0	$104.0	$(0.3)	$93.1	$(196.8)	$104.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net sales
External	$—	$826.8	$174.0	$1,755.7	$—	$2,756.5
Intercompany	—	8.5	184.7	17.3	(210.5)	—
Total net sales	—	835.3	358.7	1,773.0	(210.5)	2,756.5
Cost of goods sold	—	812.3	303.0	1,440.1	(210.5)	2,344.9
Gross profit	—	23.0	55.7	332.9	—	411.6
Selling, general and administrative expenses	—	155.6	0.1	26.9	—	182.6
Operating income (loss)	—	(132.6)	55.6	306.0	—	229.0
Non-operating income (expense), net	—	(77.5)	7.2	(3.1)	—	(73.4)
Income (loss) before income taxes	—	(210.1)	62.8	302.9	—	155.6
Income tax expense	—	13.4	0.3	12.1	—	25.8
Earnings (loss) from equity in subsidiaries	129.8	186.7	(25.1)	—	(291.4)	—
Net income (loss) before royalties and dividends	129.8	(36.8)	37.4	290.8	(291.4)	129.8
Royalties and dividends	—	166.6	—	(166.6)	—	—
Net income after royalties and dividends	129.8	129.8	37.4	124.2	(291.4)	129.8
Other comprehensive loss	(6.7)	(6.7)	(7.9)	(10.7)	25.3	(6.7)
Comprehensive income	$123.1	$123.1	$29.5	$113.5	$(266.1)	$123.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2015
Assets
Current assets
Cash and cash equivalents	$—	$205.8	$—	$159.8	$—	$365.6
Accounts receivable, net	—	155.6	25.6	460.1	—	641.3
Intercompany receivables	—	229.1	235.6	9.1	(473.8)	—
Inventories, net	—	63.2	28.9	140.9	—	233.0
Other current assets	—	50.4	2.6	61.7	—	114.7
Total current assets	—	704.1	292.7	831.6	(473.8)	1,354.6
Property, plant and equipment, net	—	218.1	85.4	720.9	—	1,024.4
Goodwill	—	—	147.8	6.7	—	154.5
Intercompany notes and accounts receivable	—	413.5	242.4	—	(655.9)	—
Other assets and deferred charges	—	703.0	46.6	115.4	—	865.0
Investment in subsidiaries	550.9	1,275.1	—	—	(1,826.0)	—
Total assets	$550.9	$3,313.8	$814.9	$1,674.6	$(2,955.7)	$3,398.5
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$15.9	$—	$3.3	$—	$19.2
Accounts payable	—	142.6	39.9	297.3	—	479.8
Intercompany payables	—	215.0	146.6	112.2	(473.8)	—
Other current liabilities	—	136.2	4.5	121.9	—	262.6
Total current liabilities	—	509.7	191.0	534.7	(473.8)	761.6
Intercompany notes and accounts payable	324.1	6.9	—	324.9	(655.9)	—
Long-term debt	—	1,470.0	4.6	33.5	—	1,508.1
Investment in subsidiaries obligation	—	—	116.0	—	(116.0)	—
Other long-term liabilities	—	776.3	0.6	125.1	—	902.0
Total liabilities	324.1	2,762.9	312.2	1,018.2	(1,245.7)	3,171.7
Total stockholders’ equity	226.8	550.9	502.7	656.4	(1,710.0)	226.8
Total liabilities and stockholders’ equity	$550.9	$3,313.8	$814.9	$1,674.6	$(2,955.7)	$3,398.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2014
Assets
Current assets
Cash and cash equivalents	$—	$69.7	$—	$179.5	$—	$249.2
Accounts receivable, net	—	137.5	23.9	371.3	—	532.7
Intercompany receivables	—	231.0	174.1	10.0	(415.1)	—
Inventories, net	—	64.9	32.3	151.6	—	248.8
Other current assets	—	53.6	2.6	52.6	—	108.8
Total current assets	—	556.7	232.9	765.0	(415.1)	1,139.5
Property, plant and equipment, net	—	230.0	87.9	743.2	—	1,061.1
Goodwill	—	—	147.9	7.1	—	155.0
Intercompany notes and accounts receivable	—	509.4	219.1	—	(728.5)	—
Other assets and deferred charges	—	736.6	45.7	121.3	—	903.6
Investment in subsidiaries	433.8	1,134.6	—	—	(1,568.4)	—
Total assets	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$9.4	$—	$3.6	$—	$13.0
Accounts payable	—	127.3	38.9	278.1	—	444.3
Intercompany payables	—	177.0	105.3	132.8	(415.1)	—
Other current liabilities	—	121.0	4.4	104.5	—	229.9
Total current liabilities	—	434.7	148.6	519.0	(415.1)	687.2
Intercompany notes and accounts payable	320.4	6.9	—	401.2	(728.5)	—
Long-term debt	—	1,483.1	4.9	35.4	—	1,523.4
Investment in subsidiaries obligation	—	—	53.8	—	(53.8)	—
Other long-term liabilities	—	808.8	0.6	125.8	—	935.2
Total liabilities	320.4	2,733.5	207.9	1,081.4	(1,197.4)	3,145.8
Total stockholders’ equity	113.4	433.8	525.6	555.2	(1,514.6)	113.4
Total liabilities and stockholders’ equity	$433.8	$3,167.3	$733.5	$1,636.6	$(2,712.0)	$3,259.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net cash provided by operating activities	$—	$171.8	$36.2	$60.1	$—	$268.1
Investing activities
Purchases of property, plant and equipment	—	(26.7)	(7.4)	(98.0)	—	(132.1)
Proceeds from sale of property, plant and equipment	—	0.1	—	0.1	—	0.2
Intercompany activity	—	—	(28.5)	—	28.5	—
Net cash used in investing activities	—	(26.6)	(35.9)	(97.9)	28.5	(131.9)
Financing activities
Net debt activity	—	(6.7)	(0.3)	1.3	—	(5.7)
Employee stock option exercises	—	0.5	—	—	—	0.5
Purchase of treasury stock	(2.9)	—	—	—	—	(2.9)
Intercompany activity	2.9	(2.9)	—	28.5	(28.5)	—
Net cash provided by (used in) financing activities	—	(9.1)	(0.3)	29.8	(28.5)	(8.1)
Effect of exchange rate changes on cash	—	—	—	(11.7)	—	(11.7)
Net increase (decrease) in cash and cash equivalents	—	136.1	—	(19.7)	—	116.4
Cash and cash equivalents at beginning of period	—	69.7	—	179.5	—	249.2
Cash and cash equivalents at end of period	$—	$205.8	$—	$159.8	$—	$365.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2014
Net cash provided by (used in) operating activities	$(0.1)	$32.6	$33.1	$166.0	$—	$231.6
Investing activities
Purchases of property, plant and equipment	—	(32.7)	(13.7)	(109.8)	—	(156.2)
Proceeds from sale of property, plant and equipment	—	7.8	0.2	0.5	—	8.5
Intercompany activity	—	—	(19.3)	—	19.3	—
Net cash used in investing activities	—	(24.9)	(32.8)	(109.3)	19.3	(147.7)
Financing activities
Net debt activity	—	(5.9)	(0.3)	(10.5)	—	(16.7)
Debt issuance costs	—	(0.3)	—	—	—	(0.3)
Employee stock option exercises	—	1.2	—	—	—	1.2
Purchase of treasury stock	(0.3)	—	—	—	—	(0.3)
Intercompany activity	0.4	(0.4)	—	19.3	(19.3)	—
Net cash provided by (used in) financing activities	0.1	(5.4)	(0.3)	8.8	(19.3)	(16.1)
Effect of exchange rate changes on cash	—	—	—	(2.8)	—	(2.8)
Net increase in cash and cash equivalents	—	2.3	—	62.7	—	65.0
Cash and cash equivalents at beginning of period	—	36.9	—	117.1	—	154.0
Cash and cash equivalents at end of period	$—	$39.2	$—	$179.8	$—	$219.0

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and front four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 66% of our consolidated net sales in the first nine months of 2015 and 68% of our consolidated net sales for both the first nine months and the full year of 2014.

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

We also supply driveline system products to FCA US LLC (FCA), formerly known as Chrysler Group LLC, for heavy-duty Ram full-size pickup trucks and its derivatives, as well as the AWD Jeep Cherokee and the AWD Chrysler 200.  Sales to FCA were approximately 20% of our total net sales in the first nine months of 2015 as compared to 18% for both the first nine months and the full year of 2014. In addition to GM and FCA, we supply driveline systems and other related components to Volkswagen AG (Volkswagen), Audi AG (Audi), Mercedes-Benz, Honda Motor Co., Ltd., Jaguar Land Rover Limited (JLR), Harley-Davidson Inc., PACCAR Inc., Nissan Motor Co., Ltd. (Nissan), Ford Motor Company (Ford), Daimler Truck and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our net sales to customers other than GM increased by 13% to $993.6 million in the first nine months of 2015 as compared to $882.7 million in the first nine months of 2014.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Net Sales  Net sales increased $20.8 million to $971.6 million in the third quarter of 2015 as compared to $950.8 million in the third quarter of 2014.  Our sales in the third quarter of 2015, as compared to the third quarter of 2014, primarily reflect higher sales supporting a global crossover program for GM and a passenger car driveshaft program for FCA, both of which launched in the second half of 2014. Our sales in the third quarter of 2015 also reflect the continuing strength in the North American light truck and SUV market, which was partially offset by a reduction in metal market pass throughs.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) decreased to $1,622 in the third quarter of 2015 as compared to $1,676 in the third quarter of 2014. Our 4WD/AWD penetration rate increased to 69.9% in the third quarter of 2015 as compared to 67.9% in the third quarter of 2014.

Gross Profit   Gross profit increased to $158.3 million in the third quarter of 2015 as compared to $140.7 million in the third quarter of 2014.  Gross margin increased to 16.3% in the third quarter of 2015 as compared to 14.8% in the third quarter of 2014.  The increase in gross profit in the third quarter of 2015, as compared to the third quarter of 2014, primarily reflects the benefit of higher contribution margin on increased sales, partially offset by higher warranty and incentive compensation accruals.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $65.5 million or 6.7% of net sales in the third quarter of 2015 as compared to $64.0 million or 6.7% of net sales in the third quarter of 2014.  R&D, net of customer engineering, design and development (ED&D) recoveries, was $25.8 million in the third quarter of 2015 as compared to $26.4 million in the third quarter of 2014. The change in SG&A in the third quarter of 2015 as compared to the third quarter of 2014 is primarily due to higher incentive compensation accruals and increased information technology-related costs, which include upgrades to our enterprise resource planning systems.

Operating Income  Operating income increased to $92.8 million in the third quarter of 2015 as compared to $76.7 million in the third quarter of 2014.  Operating margin increased to 9.5% in the third quarter of 2015 as compared to 8.1% in the third quarter of 2014.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $24.8 million in the third quarter of 2015 as compared to $25.1 million in the third quarter of 2014.  Investment income was $0.6 million in the third quarter of 2015 as compared to $0.7 million in the third quarter of 2014.

The weighted-average interest rate of our long-term debt outstanding was 6.3% in the third quarter of 2015 and 6.2% in the third quarter of 2014.

Other Income (Expense), Net Other income (expense), net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was income of $6.7 million in the third quarter of 2015 and expense of $0.8 million in the third quarter of 2014. The increase in the third quarter of 2015 as compared to the third quarter of 2014 is primarily due to the remeasurement of our Peso denominated assets and liabilities, as the Peso continues to weaken against the US dollar.

Income Tax Expense  Income tax expense was $14.4 million in the third quarter of 2015 as compared to $7.5 million in the third quarter of 2014.  Our effective income tax rate was 19.3% in the third quarter of 2015 as compared to 14.6% in the third quarter of 2014.

Our effective tax rate for the three months ended September 30, 2015 is higher than our effective tax rate for the three months ended September 30, 2014 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rate for the three months ended September 30, 2015 and September 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share (EPS) Net income increased to $60.9 million in the third quarter of 2015 as compared to $44.0 million in the third quarter of 2014. Diluted EPS increased to $0.78 in the third quarter of 2015 as compared to $0.57 in the third quarter of 2014. Net income and EPS for the third quarters of 2015 and 2014 were primarily impacted by the factors discussed in Net Sales, Gross Profit, SG&A and Other Income (Expense), Net above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Net Sales  Net sales increased $188.2 million to $2,944.7 million in the first nine months of 2015 as compared to $2,756.5 million in the first nine months of 2014.  Our sales in the first nine months of 2015, as compared to the first nine months of 2014, reflect an increase of approximately 4% in production volumes for the North American light truck and SUV programs we currently support for GM and FCA, which was partially offset by a reduction in metal market pass throughs. The increase in sales in the first nine months of 2015 also reflects higher sales supporting a global crossover program for GM and a passenger car driveshaft program for FCA, both of which launched in the second half of 2014.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) decreased to $1,645 in the first nine months of 2015 as compared to $1,657 in the first nine months of 2014. Our 4WD/AWD penetration rate increased to 70.5% in the first nine months of 2015 as compared to 67.3% in the first nine months of 2014.

Gross Profit   Gross profit increased to $475.6 million in the first nine months of 2015 as compared to $411.6 million in the first nine months of 2014.  Gross margin increased to 16.1% in the first nine months of 2015 as compared to 14.9% in the first nine months of 2014.  The increase in gross profit in the first nine months of 2015, as compared to the first nine months of 2014, primarily reflects the benefit of higher contribution margin on increased sales, partially offset by higher warranty and incentive compensation accruals.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $204.6 million or 6.9% of net sales in the first nine months of 2015 as compared to $182.6 million or 6.6% of net sales in the first nine months of 2014.  R&D, net of customer engineering, design and development (ED&D) recoveries, was $82.6 million in the first nine months of 2015 as compared to $76.6 million in the first nine months of 2014. The change in SG&A in the first nine months of 2015 as compared to the first nine months of 2014 is primarily due to higher R&D expense, increases in our salaried workforce, higher incentive compensation accruals and increased information technology-related costs, which include upgrades to our enterprise resource planning systems.

Operating Income  Operating income increased to $271.0 million in the first nine months of 2015 as compared to $229.0 million in the first nine months of 2014.  Operating margin increased to 9.2% in the first nine months of 2015 as compared to 8.3% in the first nine months of 2014.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $74.7 million in the first nine months of 2015 as compared to $75.2 million in the first nine months of 2014.  Investment income was $2.0 million in the first nine months of 2015 as compared to $1.3 million in the first nine months of 2014.

The weighted-average interest rate of our long-term debt outstanding was 6.4% in the first nine months of 2015 and 6.3% in the first nine months of 2014.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $10.9 million in the first nine months of 2015 and $0.5 million in the first nine months of 2014. The increase in the third quarter of 2015 as compared to the third quarter of 2014 is primarily due to the remeasurement of our Peso denominated assets and liabilities, as the Peso continues to weaken against the US dollar.

Income Tax Expense  Income tax expense was $36.5 million in the first nine months of 2015 as compared to $25.8 million in the first nine months of 2014.  Our effective income tax rate was 17.5% in the first nine months of 2015 as compared to 16.6% in the first nine months of 2014.

Our income tax expense and effective tax rate for the nine months ended September 30, 2015 and September 30, 2014 primarily reflect favorable foreign tax rates, along with our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share (EPS) Net income increased to $172.7 million in the first nine months of 2015 as compared to $129.8 million in the first nine months of 2014. Diluted EPS increased to $2.21 in the first nine months of 2015 as compared to $1.68 in the first nine months of 2014. Net income and EPS for the first nine months of 2015 and 2014 were primarily impacted by the factors discussed in Net Sales, Gross Profit, SG&A and Other Income, Net above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and our working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2015, net cash provided by operating activities increased to $268.1 million as compared to $231.6 million in the first nine months of 2014.  The following factors impacted cash provided by operating activities in the first nine months of 2015 as compared to the first nine months of 2014:

Accounts receivable Accounts receivable at September 30, 2015 and September 30, 2014 were $641.3 million and $600.2 million, respectively, as compared to $532.7 million and $458.5 million at December 31, 2014 and 2013, respectively. The increase in our accounts receivable balance at September 30, 2015 as compared to September 30, 2014 is primarily due to higher sales in 2015.

Deferred revenue In the first quarter of 2014, we reached an agreement with GM to increase installed capacity and adjust product mix for our largest vehicle program. As a result of this agreement, we received $32.8 million in 2014, of which $27.5 million was received in the first nine months of 2014.

Also in the first quarter of 2014, we reached an agreement with GM to recover certain costs related to the delay of another major product program. As a result of this agreement, we received $9.3 million in the first nine months of 2014.

Income taxes Based on the status of the audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions or predict the timing of the conclusion of all ongoing audits with certainty. As of September 30, 2015 and December 31, 2014, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $62.9 million and $59.5 million, respectively. We anticipate that the current 2007 through 2009 audits with the Mexican tax authorities will be completed before the end of 2015 and will result in a subsequent cash payment to the tax authorities.

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

Investing Activities  Capital expenditures were $132.1 million in the first nine months of 2015 as compared to $156.2 million in the first nine months of 2014.  We expect our capital spending to be approximately 4.5% of sales, which includes support for our global program launches in 2015 and 2016 within our new and incremental business backlog.

In the first quarter of 2014, we sold our Detroit Manufacturing Complex and received net proceeds of $9.2 million related to this transaction. For the first nine months of 2014, we classified $7.2 million of these proceeds, which represents the amount related to the land and building for which we have no future continuing involvement, in the Investing Activities section of our Condensed Consolidated Statement of Cash Flows.

Financing Activities  In the first nine months of 2015, net cash used in financing activities was $8.1 million as compared to $16.1 million in the first nine months of 2014.  Total debt outstanding decreased $9.1 million in the first nine months of 2015 to $1,527.3 million as compared to $1,536.4 million at year-end 2014, primarily as a result of principal payments on our term facility.

Revolving credit facility and term facility As of September 30, 2015, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At September 30, 2015, we had $513.1 million available under the revolving credit facility.  This availability reflects a reduction of $10.4 million for standby letters of credit issued against the facility.

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

In the first nine months of 2015 and 2014, we made principal payments on our term facility of $6.6 million and $5.6 million, respectively.

On October 9, 2015, we elected to prepay all quarterly principal payments that were due on our term facility through the end of 2016. This resulted in a cash payment of $15.9 million.

We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2015, $36.8 million was outstanding under these facilities and an additional $45.4 million was available.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2015, and we do not expect such expenditures to be significant for the remainder of 2015.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Pound Sterling, Thai Baht, Swedish Krona and Polish Zloty.  At September 30, 2015, we had currency forward contracts with a notional amount of $200.4 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $18.3 million at September 30, 2015 and approximately $9.0 million at December 31, 2014.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2015, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at September 30, 2015) on our long-term debt outstanding, would be approximately $1.7 million at September 30, 2015 and approximately $1.8 million at December 31, 2014, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

On January 1, 2015, we began the implementation of a new release of our global Oracle enterprise resource planning (ERP) system at our U.S. locations, which includes upgrades to many of our existing operating and financial systems. As part of this implementation, we modified the design and documentation of our internal controls processes and procedures, where appropriate. We continued the implementation of these upgrades to our ERP system at our Brazil and Mexico locations, during the second and third quarter of 2015, respectively. We will continue to upgrade our ERP systems at our remaining global locations during the fourth quarter of 2015 and early 2016.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2015, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	1,066	$21.13	—	—
August 1 - August 31, 2015	—	—	—	—
September 1 - September 30, 2015	10,610	19.14	—	—
Total	11,676	$19.32	—	—

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ Christopher J. May
Christopher J. May
Vice President & Chief Financial Officer
(also in the capacity of Chief Accounting Officer)
October 30, 2015

EXHIBIT INDEX

Number	Description of Exhibit

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of David C. Dauch, Chairman of the Board & Chief Executive Officer and Christopher J. May, Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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