Form 10-Q
period 2016-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2016-07-29
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 27, 2016, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 76,445,220 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2016

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

•
risks inherent in our international operations (including adverse changes in political stability, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations, including those resulting from the United Kingdom's vote to exit the European Union);

•	negative or unexpected tax consequences;

•	our ability to consummate and integrate acquisitions and joint ventures;

•	global economic conditions;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•	price volatility in, or reduced availability of, fuel;

•	our ability to protect our intellectual property and successfully defend against assertions made against us;

•	our ability to successfully implement upgrades to our enterprise resource planning systems;

•	our ability to attract and retain key associates;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except per share data)

Net sales	$1,025.4	$1,004.0	$1,994.6	$1,973.1

Cost of goods sold	834.0	839.5	1,629.2	1,655.8

Gross profit	191.4	164.5	365.4	317.3

Selling, general and administrative expenses	79.9	70.6	155.5	139.1

Operating income	111.5	93.9	209.9	178.2

Interest expense	(23.4)	(24.8)	(47.0)	(49.9)

Investment income	1.5	0.6	2.1	1.4

Other income, net	2.1	1.8	3.1	4.2

Income before income taxes	91.7	71.5	168.1	133.9

Income tax expense	20.7	12.9	36.0	22.1

Net income	$71.0	$58.6	$132.1	$111.8

Basic earnings per share	$0.91	$0.75	$1.69	$1.44

Diluted earnings per share	$0.90	$0.75	$1.68	$1.43

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$71.0	$58.6	$132.1	$111.8

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	0.5	0.9	4.7	4.8
Foreign currency translation adjustments	0.8	3.0	15.8	(28.5)
Changes in cash flow hedges	(5.7)	(1.2)	(2.3)	(1.7)
Other comprehensive income (loss)	(4.4)	2.7	18.2	(25.4)

Comprehensive income	$66.6	$61.3	$150.3	$86.4

(a)
Amounts are net of tax of $(0.4) million and $(2.7) million for the three and six months ended June 30, 2016, respectively, and $(0.4) million and $(2.4) million for the three and six months ended June 30, 2015, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$388.4	$282.5
Accounts receivable, net	641.7	539.1
Inventories, net	226.9	230.5
Prepaid expenses and other	77.4	72.1
Total current assets	1,334.4	1,124.2

Property, plant and equipment, net	1,080.7	1,046.2
Deferred income taxes	352.2	373.6
Goodwill	154.4	154.4
GM postretirement cost sharing asset	238.2	243.2
Other assets and deferred charges	272.8	261.1
Total assets	$3,432.7	$3,202.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3.4	$3.3
Accounts payable	503.8	412.7
Accrued compensation and benefits	113.0	128.0
Deferred revenue	24.1	22.9
Accrued expenses and other	107.6	132.3
Total current liabilities	751.9	699.2

Long-term debt, net	1,403.3	1,375.7
Deferred revenue	57.1	65.7
Postretirement benefits and other long-term liabilities	763.0	760.6
Total liabilities	2,975.3	2,901.2

Stockholders' equity
Common stock, par value $0.01 per share	0.9	0.8
Paid-in capital	649.4	638.9
Retained earnings	336.3	204.2
Treasury stock at cost, 6.5 million shares as of June 30, 2016 and 6.2 million shares as of December 31, 2015	(190.9)	(185.9)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(219.2)	(223.9)
Foreign currency translation adjustments	(103.4)	(119.2)
Unrecognized loss on cash flow hedges	(15.7)	(13.4)
Total stockholders’ equity	457.4	301.5
Total liabilities and stockholders' equity	$3,432.7	$3,202.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(in millions)
Operating activities
Net income	$132.1	$111.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	100.5	100.6
Deferred income taxes	20.9	10.1
Stock-based compensation	10.5	7.7
Pensions and other postretirement benefits, net of contributions	(2.4)	0.2
Loss on disposal of property, plant and equipment, net	1.1	0.8
Changes in operating assets and liabilities
Accounts receivable	(100.6)	(110.7)
Inventories	6.3	8.3
Accounts payable and accrued expenses	74.8	59.9
Deferred revenue	(7.5)	(20.4)
Other assets and liabilities	(52.2)	(14.0)
Net cash provided by operating activities	183.5	154.3

Investing activities
Purchases of property, plant and equipment	(105.7)	(91.4)
Proceeds from sale of property, plant and equipment	0.6	0.1
Proceeds from government grants	2.8	—
Final distribution of Reserve Yield Plus Fund	1.0	—
Net cash used in investing activities	(101.3)	(91.3)

Financing activities
Payments of long-term debt and capital lease obligations	(3.8)	(17.3)
Proceeds from issuance of long-term debt	29.6	12.9
Purchase of treasury stock	(5.0)	(2.7)
Employee stock option exercises	0.1	0.4
Net cash provided by (used in) financing activities	20.9	(6.7)

Effect of exchange rate changes on cash	2.8	(4.2)

Net increase in cash and cash equivalents	105.9	52.1

Cash and cash equivalents at beginning of period	282.5	249.2

Cash and cash equivalents at end of period	$388.4	$301.3

Supplemental cash flow information
Interest paid	$43.9	$47.2
Income taxes paid, net of refunds	$38.1	$7.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Effect of New Accounting Standards On March 31, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify the current guidance for stock-based compensation for a range of issues including: the timing of income statement impact for tax benefits or deficiencies in excess of compensation cost, the classification of tax-related cash flows resulting from share based payments, the allowable threshold for tax withholding without resulting in liability award classification, and a policy election for estimating forfeiture rates or recognizing forfeitures as they occur. This guidance becomes effective at the beginning of our 2017 fiscal year, however as permitted, we plan to early adopt this guidance in the fourth quarter of 2016. The guidance requires a retrospective, modified-retrospective, or prospective transition method depending on the applicable section of the ASU. We estimate the effect of implementing this ASU on our Consolidated Balance Sheet would increase our deferred tax assets and retained earnings by approximately $5.1 million as of January 1, 2016, using the modified-retrospective transition method, for the cumulative-effect adjustment of excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. We have evaluated the aspects of this new guidance and, other than this one-time increase in deferred tax assets and retained earnings, the adoption of this ASU will not have a material impact on our accounting for share-based payments.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On May 1, 2015, the FASB issued ASU 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which changes the disclosure requirements for investments in certain entities that calculate net asset value (NAV) per share. Under current accounting standards entities are permitted to estimate the fair value of certain investments using the investment's NAV as a practical expedient. The current disclosure guidance also permits entities to disclose the investment at NAV in the fair value hierarchy table as either Level 2 or Level 3, based upon certain criteria. The measurement basis utilizing NAV is different than the measurement criteria of all other investments which utilize inputs to calculate fair value. Due to this inconsistency, the FASB issued this ASU which prohibits entities from categorizing investments measured at NAV within the fair value hierarchy. Other than the change in presentation, which requires retrospective application, the adoption of this new guidance will not have an impact on our condensed consolidated financial statements. AAM adopted this policy on January 1, 2016.

In 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. On March 17, 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), to further clarify the new standard's guidance on identifying gross versus net reporting in the context of a contract. Based on the clarification, an entity should analyze the principal versus agent relationship for each specified good or service within a contract. On April 14, 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which better articulates the principle for determining whether promised goods or services are separately identifiable in the context of the contract. The guidance also excludes from an entity's performance obligation analysis, the requirement to assess certain promised contract goods and services deemed immaterial in the context of the contract. On May 9, 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. The update also provides a practical expedient for contract modifications at transition and a policy election related to the presentation of sales taxes and other similar taxes collected from customers. On August 12, 2015, the FASB issued ASU 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to formally defer the initial standard's effective date by one-year, making this guidance effective for AAM at the beginning of our 2018 fiscal year. We are currently assessing the impact that this standard will have on our condensed consolidated financial statements.

Share Repurchase Program In the second quarter of 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors.

During the second quarter of 2016, we completed an initial share repurchase of 100,000 shares for $1.5 million under the authorized share repurchase program.

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

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(in millions)

Raw materials and work-in-progress	$221.3	$228.7
Finished goods	34.2	31.1
Gross inventories	255.5	259.8
Inventory valuation reserves	(28.6)	(29.3)
Inventories, net	$226.9	$230.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
	(in millions)

Revolving Credit Facility	$—	$—
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	64.6	38.0
Capital lease obligations	5.3	5.6
Total debt	1,419.9	1,393.6
Less: Current portion of long-term debt	3.4	3.3
Long-term debt	1,416.5	1,390.3
Less: Debt issuance costs	13.2	14.6
Long-term debt, net	$1,403.3	$1,375.7

Revolving Credit Facility As of June 30, 2016, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At June 30, 2016, we had $513.1 million available under the revolving credit facility.  This availability reflects a reduction of $10.4 million for standby letters of credit issued against the facility.

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

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  During the six months ended June 30, 2016, we increased the borrowings on our foreign credit facilities, primarily to fund capital expenditures and working capital in preparation for the launch of programs in China. At June 30, 2016, $64.6 million was outstanding under our foreign credit facilities and an additional $62.9 million was available.

The weighted-average interest rate of our long-term debt outstanding was 6.6% at June 30, 2016 and 6.5% at December 31, 2015.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$97.7	$97.7	$61.7	$61.7	Level 1
Currency forward contracts - Prepaid expenses and other
Nondesignated currency forward contracts	0.4	0.4	0.2	0.2	Level 2
Currency forward contracts - Other assets and deferred charges
Cash flow hedges	0.4	0.4	—	—	Level 2
Currency forward contracts - Accrued expenses and other
Cash flow hedges	8.8	8.8	7.5	7.5	Level 2
Nondesignated currency forward contracts	1.3	1.3	1.9	1.9	Level 2
Currency forward contracts - Postretirement benefits and other long-term liabilities
Cash flow hedges	7.3	7.3	5.9	5.9	Level 2

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
7.75% Notes	200.0	222.0	200.0	218.5	Level 2
6.625% Notes	550.0	578.9	550.0	574.8	Level 2
6.25% Notes	400.0	416.0	400.0	415.0	Level 2
5.125% Notes	200.0	203.5	200.0	202.0	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DERIVATIVES

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan and Polish Zloty.  As of June 30, 2016, we have currency forward contracts outstanding with a notional amount of $196.8 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2019 and certain direct and indirect inventory and other working capital items through 2016.

The following table summarizes the reclassification of pre-tax derivative losses into net income from accumulated other comprehensive loss for those derivative instruments designated as cash flow hedges under Accounting Standards Codification 815 - Derivatives and Hedging (ASC 815):

		Loss Reclassified During				Loss Expected to
	Location of Loss	Three Months Ended		Six Months Ended		be Reclassified
	Reclassified into	June 30,		June 30,		During the
	Net Income	2016	2015	2016	2015	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.3)	$(2.3)	$(4.3)	$(3.8)	$(8.8)

See Note 10 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and six months ended June 30, 2016 and June 30, 2015.

The following table summarizes the amount and location of losses recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

		Loss Recognized During
	Location of Loss	Three Months Ended		Six Months Ended
	Recognized in	June 30,		June 30,
	Net Income	2016	2015	2016	2015
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.2)	$(1.0)	$(2.7)	$(2.0)
Currency forward contracts	Other Income, Net	—	(0.3)	(0.7)	(0.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$0.8	$0.8	$1.5	$1.6
Interest cost	7.3	7.2	14.6	14.4
Expected asset return	(10.7)	(10.6)	(21.4)	(21.2)
Amortized loss	1.4	1.3	2.8	3.0
Net periodic benefit credit	$(1.2)	$(1.3)	$(2.5)	$(2.2)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.5	3.8	7.0	7.6
Amortized loss	0.1	0.2	0.2	0.4
Amortized prior service credit	(0.6)	(0.7)	(1.3)	(1.4)
Net periodic benefit cost	$3.1	$3.4	$6.1	$6.8

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, we have a noncurrent pension liability of $100.7 million and $103.1 million, respectively. As of June 30, 2016 and December 31, 2015, we have a noncurrent other postretirement benefits liability of $544.8 million and $559.0 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Beginning balance	$37.0	$17.9	$36.6	$12.4
Accruals	4.1	5.0	8.0	9.5
Payments	(3.2)	(0.4)	(3.7)	(0.6)
Adjustment to prior period accruals	—	0.8	(3.1)	2.2
Foreign currency translation	—	(0.1)	0.1	(0.3)
Ending balance	$37.9	$23.2	$37.9	$23.2

8.	INCOME TAXES

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

Income tax expense was $20.7 million in the three months ended June 30, 2016 as compared to $12.9 million in the three months ended June 30, 2015.  Our effective income tax rate was 22.6% in the second quarter of 2016 as compared to 18.0% in the second quarter of 2015. Income tax expense was $36.0 million in the six months ended June 30, 2016 as compared to $22.1 million in the six months ended June 30, 2015.  Our effective income tax rate was 21.4% in the six months ended June 30, 2016 as compared to 16.5% in the six months ended June 30, 2015. Our effective tax rates for the three and six months ended June 30, 2016 are higher than our effective tax rates for the three and six months ended June 30, 2015 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rates for the three and six months ended June 30, 2016 and June 30, 2015 reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of June 30, 2016 and December 31, 2015, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $29.6 million and $48.5 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first six months of 2016 to the Mexican tax authorities related to transfer pricing matters and we expect our total transfer pricing related payments in 2016 to be in the range of $30 to $40 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Although it is difficult to estimate with certainty the amount of our tax liabilities for the years that remain subject to audit, we do not expect the settlements will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of current and future audits and will adjust our estimated liability as necessary.

9.	EARNINGS PER SHARE (EPS)

We present earnings per share using the two-class method. This method allocates undistributed earnings between common shares and non-vested share based payment awards that entitle the holder to non-forfeitable dividend rights. Our participating securities include non-vested restricted stock units.

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Numerator
Net income	$71.0	$58.6	$132.1	$111.8
Less: Net income attributable to participating securities	(1.7)	(1.4)	(3.0)	(2.6)
Net income attributable to common shareholders - Basic	$69.3	$57.2	$129.1	$109.2
Undistributed earnings reallocated to common shareholders under two step dilutive method	—	—	—	—
Net income attributable to common shareholders - Dilutive	$69.3	$57.2	$129.1	$109.2

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	78.3	77.8	78.1	77.7
Less: Participating securities	(1.8)	(1.9)	(1.8)	(1.9)
Weighted-average common shares outstanding	76.5	75.9	76.3	75.8

Effect of dilutive securities -
Dilutive stock-based compensation	0.4	0.4	0.4	0.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	76.9	76.3	76.7	76.2

Basic EPS	$0.91	$0.75	$1.69	$1.44

Diluted EPS	$0.90	$0.75	$1.68	$1.43

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.2 million at both June 30, 2016 and June 30, 2015. The exercise price related to the excluded exercisable stock options was $26.02 at both June 30, 2016 and June 30, 2015.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended June 30, 2016 and June 30, 2015 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at March 31, 2016	$(219.7)		$(104.2)	$(10.0)		$(333.9)

Other comprehensive income (loss) before reclassifications	—		0.8	(8.0)		(7.2)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	—		—

Amounts reclassified from accumulated other comprehensive loss	0.9	(a)	—	2.3	(b)	3.2

Income tax benefit reclassified into net income	(0.4)		—	—		(0.4)

Net current period other comprehensive income (loss)	0.5		0.8	(5.7)		(4.4)

Balance at June 30, 2016	$(219.2)		$(103.4)	$(15.7)		$(338.3)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at March 31, 2015	$(236.7)		$(80.4)	$(7.9)		$(325.0)

Other comprehensive income (loss) before reclassifications	—		3.0	(3.5)		(0.5)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	—		—

Amounts reclassified from accumulated other comprehensive loss	1.3	(a)	—	2.3	(b)	3.6

Income tax benefit reclassified into net income	(0.4)		—	—		(0.4)

Net current period other comprehensive income (loss)	0.9		3.0	(1.2)		2.7

Balance at June 30, 2015	$(235.8)		$(77.4)	$(9.1)		$(322.3)

(a)
The amount reclassified from AOCI included $1.2 million in cost of goods sold (COGS) and $(0.3) million in selling, general & administrative expenses (SG&A) for the three months ended June 30, 2016 and $1.5 million in COGS and $(0.2) million in SG&A for the three months ended June 30, 2015.

(b)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the six months ended June 30, 2016 and June 30, 2015 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2015	$(223.9)		$(119.2)	$(13.4)		$(356.5)

Other comprehensive income (loss) before reclassifications	5.7		15.8	(6.6)		14.9

Income tax effect of other comprehensive income (loss) before reclassifications	(2.0)		—	—		(2.0)

Amounts reclassified from accumulated other comprehensive loss	1.7	(a)	—	4.3	(b)	6.0

Income tax benefit reclassified into net income	(0.7)		—	—		(0.7)

Net current period other comprehensive income (loss)	4.7		15.8	(2.3)		18.2

Balance at June 30, 2016	$(219.2)		$(103.4)	$(15.7)		$(338.3)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2014	$(240.6)		$(48.9)	$(7.4)		$(296.9)

Other comprehensive income (loss) before reclassifications	4.7		(28.5)	(5.5)		(29.3)

Income tax effect of other comprehensive income (loss) before reclassifications	(1.6)		—	—		(1.6)

Amounts reclassified from accumulated other comprehensive loss	2.5	(a)	—	3.8	(b)	6.3

Income tax benefit reclassified into net income	(0.8)		—	—		(0.8)

Net current period other comprehensive income (loss)	4.8		(28.5)	(1.7)		(25.4)

Balance at June 30, 2015	$(235.8)		$(77.4)	$(9.1)		$(322.3)

(a)
The amount reclassified from AOCI included $2.3 million in COGS and $(0.6) million in SG&A for the six months ended June 30, 2016 and $2.9 million in COGS and $(0.4) million in SG&A for the six months ended June 30, 2015.

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

Condensed Consolidating Statements of Income
Three Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net sales
External	$—	$308.4	$56.7	$660.3	$—	$1,025.4
Intercompany	—	2.8	63.3	4.1	(70.2)	—
Total net sales	—	311.2	120.0	664.4	(70.2)	1,025.4
Cost of goods sold	—	291.8	96.9	515.5	(70.2)	834.0
Gross profit	—	19.4	23.1	148.9	—	191.4
Selling, general and administrative expenses	—	70.2	—	9.7	—	79.9
Operating income (loss)	—	(50.8)	23.1	139.2	—	111.5
Non-operating income (expense), net	—	(23.5)	2.5	1.2	—	(19.8)
Income (loss) before income taxes	—	(74.3)	25.6	140.4	—	91.7
Income tax expense	—	13.2	0.1	7.4	—	20.7
Earnings (loss) from equity in subsidiaries	71.0	86.3	(11.3)	—	(146.0)	—
Net income (loss) before royalties	71.0	(1.2)	14.2	133.0	(146.0)	71.0
Royalties	—	72.2	—	(72.2)	—	—
Net income after royalties	71.0	71.0	14.2	60.8	(146.0)	71.0
Other comprehensive income (loss), net of tax	(4.4)	(4.4)	6.5	0.4	(2.5)	(4.4)
Comprehensive income	$66.6	$66.6	$20.7	$61.2	$(148.5)	$66.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$298.7	$56.7	$648.6	$—	$1,004.0
Intercompany	—	2.4	65.9	5.3	(73.6)	—
Total net sales	—	301.1	122.6	653.9	(73.6)	1,004.0
Cost of goods sold	—	292.7	99.7	520.7	(73.6)	839.5
Gross profit	—	8.4	22.9	133.2	—	164.5
Selling, general and administrative expenses	—	60.1	—	10.5	—	70.6
Operating income (loss)	—	(51.7)	22.9	122.7	—	93.9
Non-operating income (expense), net	—	(25.3)	2.8	0.1	—	(22.4)
Income (loss) before income taxes	—	(77.0)	25.7	122.8	—	71.5
Income tax expense	—	7.5	0.1	5.3	—	12.9
Earnings (loss) from equity in subsidiaries	58.6	81.6	(3.4)	—	(136.8)	—
Net income (loss) before royalties	58.6	(2.9)	22.2	117.5	(136.8)	58.6
Royalties	—	61.5	—	(61.5)	—	—
Net income after royalties	58.6	58.6	22.2	56.0	(136.8)	58.6
Other comprehensive income (loss), net of tax	2.7	2.7	(0.2)	(0.3)	(2.2)	2.7
Comprehensive income	$61.3	$61.3	$22.0	$55.7	$(139.0)	$61.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net sales
External	$—	$591.6	$111.5	$1,291.5	$—	$1,994.6
Intercompany	—	4.4	123.0	7.8	(135.2)	—
Total net sales	—	596.0	234.5	1,299.3	(135.2)	1,994.6
Cost of goods sold	—	568.1	189.4	1,006.9	(135.2)	1,629.2
Gross profit	—	27.9	45.1	292.4	—	365.4
Selling, general and administrative expenses	—	137.7	—	17.8	—	155.5
Operating income (loss)	—	(109.8)	45.1	274.6	—	209.9
Non-operating income (expense), net	—	(47.8)	5.5	0.5	—	(41.8)
Income (loss) before income taxes	—	(157.6)	50.6	275.1	—	168.1
Income tax expense	—	21.0	0.2	14.8	—	36.0
Earnings (loss) from equity in subsidiaries	132.1	179.2	(20.9)	—	(290.4)	—
Net income before royalties	132.1	0.6	29.5	260.3	(290.4)	132.1
Royalties	—	131.5	—	(131.5)	—	—
Net income after royalties	132.1	132.1	29.5	128.8	(290.4)	132.1
Other comprehensive income, net of tax	18.2	18.2	22.2	20.2	(60.6)	18.2
Comprehensive income	$150.3	$150.3	$51.7	$149.0	$(351.0)	$150.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$573.6	$113.9	$1,285.6	$—	$1,973.1
Intercompany	—	5.5	130.3	9.9	(145.7)	—
Total net sales	—	579.1	244.2	1,295.5	(145.7)	1,973.1
Cost of goods sold	—	563.6	200.3	1,037.6	(145.7)	1,655.8
Gross profit	—	15.5	43.9	257.9	—	317.3
Selling, general and administrative expenses	—	119.6	—	19.5	—	139.1
Operating income (loss)	—	(104.1)	43.9	238.4	—	178.2
Non-operating income (expense), net	—	(50.7)	5.1	1.3	—	(44.3)
Income (loss) before income taxes	—	(154.8)	49.0	239.7	—	133.9
Income tax expense (benefit)	—	12.0	(0.3)	10.4	—	22.1
Earnings (loss) from equity in subsidiaries	111.8	156.5	(9.4)	—	(258.9)	—
Net income (loss) before royalties	111.8	(10.3)	39.9	229.3	(258.9)	111.8
Royalties	—	122.1	—	(122.1)	—	—
Net income after royalties	111.8	111.8	39.9	107.2	(258.9)	111.8
Other comprehensive loss, net of tax	(25.4)	(25.4)	(27.2)	(29.0)	81.6	(25.4)
Comprehensive income	$86.4	$86.4	$12.7	$78.2	$(177.3)	$86.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
June 30, 2016
Assets
Current assets
Cash and cash equivalents	$—	$169.1	$—	$219.3	$—	$388.4
Accounts receivable, net	—	159.2	28.2	454.3	—	641.7
Intercompany receivables	—	296.5	297.0	9.1	(602.6)	—
Inventories, net	—	53.7	28.0	145.2	—	226.9
Prepaid expenses and other	—	24.1	0.4	52.9	—	77.4
Total current assets	—	702.6	353.6	880.8	(602.6)	1,334.4
Property, plant and equipment, net	—	213.0	95.4	772.3	—	1,080.7
Goodwill	—	—	147.8	6.6	—	154.4
Intercompany notes and accounts receivable	—	346.9	248.7	—	(595.6)	—
Other assets and deferred charges	—	653.8	42.1	167.3	—	863.2
Investment in subsidiaries	783.3	1,487.6	—	—	(2,270.9)	—
Total assets	$783.3	$3,403.9	$887.6	$1,827.0	$(3,469.1)	$3,432.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$3.4	$—	$3.4
Accounts payable	—	146.6	43.5	313.7	—	503.8
Intercompany payables	—	293.9	160.3	148.4	(602.6)	—
Accrued expenses and other	—	123.0	4.7	117.0	—	244.7
Total current liabilities	—	563.5	208.5	582.5	(602.6)	751.9
Intercompany notes and accounts payable	325.9	—	26.1	243.6	(595.6)	—
Long-term debt, net	—	1,337.8	4.3	61.2	—	1,403.3
Investment in subsidiaries obligation	—	—	105.9	—	(105.9)	—
Other long-term liabilities	—	719.3	0.5	100.3	—	820.1
Total liabilities	325.9	2,620.6	345.3	987.6	(1,304.1)	2,975.3
Total stockholders’ equity	457.4	783.3	542.3	839.4	(2,165.0)	457.4
Total liabilities and stockholders’ equity	$783.3	$3,403.9	$887.6	$1,827.0	$(3,469.1)	$3,432.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2015
Assets
Current assets
Cash and cash equivalents	$—	$52.0	$—	$230.5	$—	$282.5
Accounts receivable, net	—	127.2	19.7	392.2	—	539.1
Intercompany receivables	—	311.8	249.7	9.4	(570.9)	—
Inventories, net	—	59.8	31.1	139.6	—	230.5
Prepaid expenses and other	—	30.4	0.5	41.2	—	72.1
Total current assets	—	581.2	301.0	812.9	(570.9)	1,124.2
Property, plant and equipment, net	—	214.1	91.9	740.2	—	1,046.2
Goodwill	—	—	147.8	6.6	—	154.4
Intercompany notes and accounts receivable	—	393.5	252.2	—	(645.7)	—
Other assets and deferred charges	—	683.6	41.4	152.9	—	877.9
Investment in subsidiaries	622.3	1,315.9	—	—	(1,938.2)	—
Total assets	$622.3	$3,188.3	$834.3	$1,712.6	$(3,154.8)	$3,202.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$3.3	$—	$3.3
Accounts payable	—	103.0	35.8	273.9	—	412.7
Intercompany payables	—	248.7	154.9	167.3	(570.9)	—
Accrued expenses and other	—	134.2	4.1	144.9	—	283.2
Total current liabilities	—	485.9	194.8	589.4	(570.9)	699.2
Intercompany notes and accounts payable	320.8	10.3	—	314.6	(645.7)	—
Long-term debt, net	—	1,336.5	4.5	34.7	—	1,375.7
Investment in subsidiaries obligation	—	—	111.7	—	(111.7)	—
Other long-term liabilities	—	733.3	0.5	92.5	—	826.3
Total liabilities	320.8	2,566.0	311.5	1,031.2	(1,328.3)	2,901.2
Total stockholders’ equity	301.5	622.3	522.8	681.4	(1,826.5)	301.5
Total liabilities and stockholders’ equity	$622.3	$3,188.3	$834.3	$1,712.6	$(3,154.8)	$3,202.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net cash provided by operating activities	$—	$140.2	$11.6	$31.7	$—	$183.5
Investing activities
Purchases of property, plant and equipment	—	(18.8)	(9.6)	(77.3)	—	(105.7)
Proceeds from sale of property, plant and equipment	—	—	0.2	0.4	—	0.6
Proceeds from government grants	—	—	—	2.8	—	2.8
Final distribution of Reserve Yield Plus Fund	—	1.0	—	—	—	1.0
Intercompany activity	—	—	(2.0)	—	2.0	—
Net cash used in investing activities	—	(17.8)	(11.4)	(74.1)	2.0	(101.3)
Financing activities
Net debt activity	—	(0.4)	(0.2)	26.4	—	25.8
Employee stock option exercises	—	0.1	—	—	—	0.1
Purchase of treasury stock	(5.0)	—	—	—	—	(5.0)
Intercompany activity	5.0	(5.0)	—	2.0	(2.0)	—
Net cash provided by (used in) financing activities	—	(5.3)	(0.2)	28.4	(2.0)	20.9
Effect of exchange rate changes on cash	—	—	—	2.8	—	2.8
Net increase (decrease) in cash and cash equivalents	—	117.1	—	(11.2)	—	105.9
Cash and cash equivalents at beginning of period	—	52.0	—	230.5	—	282.5
Cash and cash equivalents at end of period	$—	$169.1	$—	$219.3	$—	$388.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net cash provided by operating activities	$—	$80.7	$23.1	$50.5	$—	$154.3
Investing activities
Purchases of property, plant and equipment	—	(17.5)	(4.9)	(69.0)	—	(91.4)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	—	0.1
Intercompany activity	—	—	(18.0)	—	18.0	—
Net cash used in investing activities	—	(17.4)	(22.9)	(69.0)	18.0	(91.3)
Financing activities
Net debt activity	—	(3.8)	(0.2)	(0.4)	—	(4.4)
Employee stock option exercises	—	0.4	—	—	—	0.4
Purchase of treasury stock	(2.7)	—	—	—	—	(2.7)
Intercompany activity	2.7	(2.7)	—	18.0	(18.0)	—
Net cash provided by (used in) financing activities	—	(6.1)	(0.2)	17.6	(18.0)	(6.7)
Effect of exchange rate changes on cash	—	—	—	(4.2)	—	(4.2)
Net increase (decrease) in cash and cash equivalents	—	57.2	—	(5.1)	—	52.1
Cash and cash equivalents at beginning of period	—	69.7	—	179.5	—	249.2
Cash and cash equivalents at end of period	$—	$126.9	$—	$174.4	$—	$301.3

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 67% of our consolidated net sales in the first six months of 2016 and 66% of our consolidated net sales for both the first six months and the full year of 2015.

We are the sole-source supplier to GM for certain axles and other driveline products for the life of each GM vehicle program covered by Lifetime Program Contracts and Long Term Program Contracts (collectively, LPCs).  Substantially all of our sales to GM are made pursuant to the LPCs.  The LPCs have terms equal to the lives of the relevant vehicle programs or their respective derivatives, which typically run five to seven years, and require us to remain competitive with respect to technology, design, quality and cost.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, the AWD Chrysler 200, and a passenger car driveshaft program.  Sales to FCA were approximately 20% of our consolidated net sales in the first six months of 2016 as well as in the first six months and the full year of 2015. In addition to GM and FCA, we supply driveline systems and other related components to Nissan Motor Co., Ltd. (Nissan), Mercedes-Benz, Volkswagen AG (Volkswagen), Audi AG (Audi), Honda Motor Co., Ltd., Jaguar Land Rover Automotive PLC (JLR), Ford Motor Company (Ford), PACCAR Inc., Daimler Truck, Harley-Davidson Inc. and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM were $657.1 million in the first six months of 2016 as compared to $672.0 million in the first six months of 2015.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Net Sales  Net sales increased to $1,025.4 million in the second quarter of 2016 as compared to $1,004.0 million in the second quarter of 2015.  Our sales in the second quarter of 2016, as compared to the second quarter of 2015, reflect an increase of approximately 8.6% in production volumes for the North American light truck and SUV programs we currently support, as well as an increase of approximately 15.1% in production volumes for the passenger car and crossover vehicle platforms we support. The impact of these increases in production volumes was partially offset by reduced production volumes in Brazil, a reduction in metal market pass-throughs to our customers, the impact of foreign exchange related to translation and a reduction in commercial vehicle sales due to an expiring program.

Our content-per-vehicle (CPV) (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,609 in the second quarter of 2016 as compared to $1,637 in the second quarter of 2015. The change in CPV in the second quarter of 2016 as compared to 2015 relates primarily to the reduction in metal market pass-throughs to our customers, as well as the impact of annual productivity price-downs for certain programs. Our 4WD/AWD penetration rate was 69.7% in the second quarter of 2016 as compared to 70.4% in the second quarter of 2015.

Gross Profit   Gross profit increased to $191.4 million in the second quarter of 2016 as compared to $164.5 million in the second quarter of 2015.  Gross margin increased to 18.7% in the second quarter of 2016 as compared to 16.4% in the second quarter of 2015.  The increase in gross profit in the second quarter of 2016, as compared to the second quarter of 2015, reflects the benefit of increased contribution margin on higher production volumes for the North American light truck and SUV programs that we support and improved operating efficiency. The increase in gross profit in 2016 also reflects a reduction in net manufacturing costs, including certain indexed commodity costs.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $79.9 million or 7.8% of net sales in the second quarter of 2016 as compared to $70.6 million or 7.0% of net sales in the second quarter of 2015.  R&D, net of customer engineering, design and development (ED&D) recoveries, was $35.1 million in the second quarter of 2016 as compared to $29.5 million in the second quarter of 2015. The change in SG&A in the second quarter of 2016 as compared to the second quarter of 2015 is primarily due to higher R&D expense and higher incentive compensation accruals.

Operating Income  Operating income increased to $111.5 million in the second quarter of 2016 as compared to $93.9 million in the second quarter of 2015.  Operating margin increased to 10.9% in the second quarter of 2016 as compared to 9.4% in the second quarter of 2015.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $23.4 million in the second quarter of 2016 as compared to $24.8 million in the second quarter of 2015.  Investment income was $1.5 million in the second quarter of 2016 as compared to $0.6 million in the second quarter of 2015.

The weighted-average interest rate of our long-term debt outstanding was 6.6% in the second quarter of 2016 and 6.4% in the second quarter of 2015.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $2.1 million in the second quarter of 2016 as compared to $1.8 million in the second quarter of 2015.

Income Tax Expense  Income tax expense was $20.7 million in the second quarter of 2016 as compared to $12.9 million in the second quarter of 2015.  Our effective income tax rate was 22.6% in the second quarter of 2016 as compared to 18.0% in the second quarter of 2015.

Our effective tax rate for the three months ended June 30, 2016 is higher than our effective tax rate for the three months ended June 30, 2015 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rate for the three months ended June 30, 2016 and June 30, 2015 reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share (EPS) Net income increased to $71.0 million in the second quarter of 2016 as compared to $58.6 million in the second quarter of 2015. Diluted EPS increased to $0.90 in the second quarter of 2016 as compared to $0.75 in the second quarter of 2015. Net income and EPS for the second quarters of 2016 and 2015 were primarily impacted by the factors discussed in Gross Profit, SG&A and Income Tax Expense above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Net Sales  Net sales increased to $1,994.6 million in the first six months of 2016 as compared to $1,973.1 million in the first six months of 2015.  Our sales in the first six months of 2016, as compared to the first six months of 2015, reflect an increase of approximately 8.9% in production volumes for the North American light truck and SUV programs we currently support, as well as an increase of approximately 16.6% in production volumes for the passenger car and crossover vehicle platforms we support. The impact of these increases in production volumes was partially offset by reduced production volumes in Brazil, a reduction in metal market pass-throughs to our customers, the impact of foreign exchange related to translation and a reduction in commercial vehicle sales due to an expiring program.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,610 in the first six months of 2016 as compared to $1,656 in the first six months of 2015. The change in CPV in the first six months of 2016 as compared to 2015 relates primarily to the reduction in metal market pass-throughs to our customers, as well as the impact of annual productivity price-downs for certain programs. Our 4WD/AWD penetration rate was 70.4% in the first six months of 2016 as compared to 70.9% in the first six months of 2015.

Gross Profit   Gross profit increased to $365.4 million in the first six months of 2016 as compared to $317.3 million in the first six months of 2015.  Gross margin increased to 18.3% in the first six months of 2016 as compared to 16.1% in the first six months of 2015.  The increase in gross profit in the first six months of 2016, as compared to the first six months of 2015, reflects the benefit of increased contribution margin on higher production volumes for the North American light truck and SUV programs that we support and improved operating efficiency. The increase in gross profit in 2016 also reflects a reduction in net manufacturing costs, including certain indexed commodity costs.

Selling, General and Administrative Expenses  SG&A (including research and development) was $155.5 million or 7.8% of net sales in the first six months of 2016 as compared to $139.1 million or 7.1% of net sales in the first six months of 2015.  R&D, net of customer engineering, design and development recoveries, was $66.0 million in the first six months of 2016 as compared to $56.8 million in the first six months of 2015. The change in SG&A in the first six months of 2016 as compared to the first six months of 2015 is primarily due to higher R&D expense and higher incentive compensation accruals.

Operating Income  Operating income increased to $209.9 million in the first six months of 2016 as compared to $178.2 million in the first six months of 2015.  Operating margin increased to 10.5% in the first six months of 2016 as compared to 9.0% in the first six months of 2015.  The changes in operating income and operating margin were due to factors discussed in Gross Profit and SG&A above.

Interest Expense and Investment Income  Interest expense was $47.0 million in the first six months of 2016 as compared to $49.9 million in the first six months of 2015.  Investment income was $2.1 million in the first six months of 2016 as compared to $1.4 million in the first six months of 2015.

The weighted-average interest rate of our long-term debt outstanding was 6.6% in the first six months of 2016 and 6.4% in the first six months of 2015.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $3.1 million in the first six months of 2016 as compared to $4.2 million in the first six months of 2015.

Income Tax Expense  Income tax expense was $36.0 million in the first six months of 2016 as compared to $22.1 million in the first six months of 2015.  Our effective income tax rate was 21.4% in the first six months of 2016 as compared to 16.5% in the first six months of 2015.

Our effective tax rate for the six months ended June 30, 2016 is higher than our effective tax rate for the six months ended June 30, 2015 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rate for the six months ended June 30, 2016 and June 30, 2015 reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share Net income increased to $132.1 million in the first six months of 2016 as compared to $111.8 million in the first six months of 2015. Diluted EPS increased to $1.68 in the first six months of 2016 as compared to $1.43 in the first six months of 2015. Net income and EPS for the first six months of 2016 and 2015 were primarily impacted by the factors discussed in Gross Profit, SG&A and Income Tax Expense above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations, working capital requirements and discretionary repurchases of common stock.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

Operating Activities  In the first six months of 2016, net cash provided by operating activities increased to $183.5 million as compared to $154.3 million in the first six months of 2015.  The following factors impacted cash provided by operating activities in the first six months of 2016 as compared to the first six months of 2015:

Net income Net income increased to $132.1 million in the first six months of 2016 as compared to $111.8 million in the first six months of 2015. The increase in net income in the first six months of 2016 as compared to the first six months of 2015 was the result of the factors discussed in the Results of Operations - Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015 section of this MD&A.

Accounts payable Accounts payable at June 30, 2016 and June 30, 2015 were $503.8 million and $490.5 million, respectively, as compared to $412.7 million and $444.3 million at December 31, 2015 and 2014, respectively. The change in accounts payable balances during the first six months of 2016 as compared to the first six months of 2015 was primarily due to the timing of payments to suppliers.

Income taxes Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of June 30, 2016 and December 31, 2015, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $29.6 million and $48.5 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first six months of 2016 to the Mexican tax authorities related to transfer pricing matters and we expect our total transfer pricing related payments in 2016 to be in the range of $30 to $40 million.

Although it is difficult to estimate with certainty the amount of our tax liabilities for the years that remain subject to audit, we do not expect the settlements will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of current and future audits and will adjust our estimated liability as necessary.

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

Investing Activities  Capital expenditures were $105.7 million in the first six months of 2016 as compared to $91.4 million in the first six months of 2015.  We expect our capital spending to be approximately 6% of sales in 2016, which includes support for our global program launches within our new and incremental business backlog.

Financing Activities  In the first six months of 2016, net cash provided by financing activities was $20.9 million as compared to a use of $6.7 million in the first six months of 2015. The following factors impacted cash provided by (used in) financing activities in the first six months of 2016 as compared to the first six months of 2015:

Total debt outstanding, net of debt issuance costs Total debt outstanding, net of debt issuance costs, increased by $27.7 million in the first six months of 2016 to $1,406.7 million as compared to $1,379.0 million at year-end 2015.

Revolving Credit Facility and Term Facility As of June 30, 2016, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At June 30, 2016, we had $513.1 million available under the revolving credit facility.  This availability reflects a reduction of $10.4 million for standby letters of credit issued against the facility.

The credit agreement provided for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (term facility), which we elected to voluntarily repay in December 2015. During the first six months of 2015 we made principal payments on our term facility of $3.7 million.

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

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  During the six months ended June 30, 2016, we increased the borrowings on our foreign credit facilities, primarily to fund capital expenditures and working capital in preparation for the launch of programs in China. At June 30, 2016, $64.6 million was outstanding under our foreign credit facilities and an additional $62.9 million was available.

Treasury stock Treasury stock increased by $5.0 million in the first six months of 2016 to $190.9 million as compared to $185.9 million at year-end 2015, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units, as well as an initial share repurchase under the authorized share repurchase program approved by the Board of Directors on May 5, 2016.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the second quarter of 2016, and we do not expect such expenditures to be significant for the remainder of 2016.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan and Polish Zloty.  At June 30, 2016, we had currency forward contracts with a notional amount of $196.8 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $17.9 million at June 30, 2016 and was approximately $17.3 million at December 31, 2015.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of June 30, 2016, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at June 30, 2016) on our long-term debt outstanding, would be approximately $0.6 million at June 30, 2016 and was approximately $0.3 million at December 31, 2015, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the second quarter of 2016, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units, as well as completed an initial share repurchase under the authorized share repurchase program. The following table provides information about our equity security purchases during the quarter ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1 - April 30, 2016	4,141	$15.51	—	$—
May 1 - May 31, 2016	100,000	15.02	100,000	98.5	(a)
June 1 - June 30, 2016	—	—	—	—
Total	104,141	$15.04	100,000	$98.5

(a) Approximate dollar value of shares that may yet be purchased under AAM's authorized share repurchase program.

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
July 29, 2016

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