Form 10-Q
period 2016-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2016-11-03
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 1, 2016, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 76,473,166 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

•
risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except per share data)

Net sales	$1,006.9	$971.6	$3,001.5	$2,944.7

Cost of goods sold	825.7	813.3	2,454.9	2,469.1

Gross profit	181.2	158.3	546.6	475.6

Selling, general and administrative expenses	79.9	65.5	235.4	204.6

Operating income	101.3	92.8	311.2	271.0

Interest expense	(23.2)	(24.8)	(70.2)	(74.7)

Investment income	0.5	0.6	2.6	2.0

Other income, net	0.9	6.7	4.0	10.9

Income before income taxes	79.5	75.3	247.6	209.2

Income tax expense	17.8	14.4	53.8	36.5

Net income	$61.7	$60.9	$193.8	$172.7

Basic earnings per share	$0.79	$0.78	$2.48	$2.22

Diluted earnings per share	$0.78	$0.78	$2.47	$2.21

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$61.7	$60.9	$193.8	$172.7

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	0.6	0.3	5.3	5.1
Foreign currency translation adjustments	(0.8)	(35.9)	15.0	(64.4)
Changes in cash flow hedges	(4.1)	(7.7)	(6.4)	(9.4)
Other comprehensive income (loss)	(4.3)	(43.3)	13.9	(68.7)

Comprehensive income	$57.4	$17.6	$207.7	$104.0

(a)
Amounts are net of tax of $(0.1) million and $(2.8) million for the three and nine months ended September 30, 2016, respectively, and $(0.2) million and $(2.6) million for the three and nine months ended September 30, 2015, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$433.9	$282.5
Accounts receivable, net	683.7	539.1
Inventories, net	219.4	230.5
Prepaid expenses and other	82.9	72.1
Total current assets	1,419.9	1,124.2

Property, plant and equipment, net	1,080.4	1,046.2
Deferred income taxes	344.4	373.6
Goodwill	154.4	154.4
GM postretirement cost sharing asset	237.4	243.2
Other assets and deferred charges	278.5	261.1
Total assets	$3,515.0	$3,202.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3.4	$3.3
Accounts payable	497.7	412.7
Accrued compensation and benefits	129.8	128.0
Deferred revenue	24.5	22.9
Accrued expenses and other	110.8	132.3
Total current liabilities	766.2	699.2

Long-term debt, net	1,401.0	1,375.7
Deferred revenue	55.4	65.7
Postretirement benefits and other long-term liabilities	772.4	760.6
Total liabilities	2,995.0	2,901.2

Stockholders' equity
Common stock, par value $0.01 per share	0.9	0.8
Paid-in capital	654.9	638.9
Retained earnings	398.0	204.2
Treasury stock at cost, 6.5 million shares as of September 30, 2016 and 6.2 million shares as of December 31, 2015	(191.2)	(185.9)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(218.6)	(223.9)
Foreign currency translation adjustments	(104.2)	(119.2)
Unrecognized loss on cash flow hedges	(19.8)	(13.4)
Total stockholders’ equity	520.0	301.5
Total liabilities and stockholders' equity	$3,515.0	$3,202.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Operating activities
Net income	$193.8	$172.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	150.4	149.7
Asset impairment	3.4	—
Deferred income taxes	32.3	16.0
Stock-based compensation	15.8	11.8
Pensions and other postretirement benefits, net of contributions	(5.7)	(1.4)
Loss on disposal of property, plant and equipment, net	2.2	3.8
Changes in operating assets and liabilities
Accounts receivable	(140.0)	(119.5)
Inventories	13.7	9.2
Accounts payable and accrued expenses	98.1	68.5
Deferred revenue	(8.9)	(19.4)
Other assets and liabilities	(64.1)	(23.3)
Net cash provided by operating activities	291.0	268.1

Investing activities
Purchases of property, plant and equipment	(158.7)	(132.1)
Proceeds from sale of property, plant and equipment	0.7	0.2
Proceeds from government grants	2.8	—
Final distribution of Reserve Yield Plus Fund	1.0	—
Acquisition, net	(5.6)	—
Net cash used in investing activities	(159.8)	(131.9)

Financing activities
Payments of long-term debt and capital lease obligations	(6.2)	(19.1)
Proceeds from issuance of long-term debt	28.8	13.4
Purchase of treasury stock	(5.3)	(2.9)
Employee stock option exercises	0.3	0.5
Net cash provided by (used in) financing activities	17.6	(8.1)

Effect of exchange rate changes on cash	2.6	(11.7)

Net increase in cash and cash equivalents	151.4	116.4

Cash and cash equivalents at beginning of period	282.5	249.2

Cash and cash equivalents at end of period	$433.9	$365.6

Supplemental cash flow information
Interest paid	$61.3	$66.1
Income taxes paid, net of refunds	$42.5	$9.6

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Effect of New Accounting Standards On August 26, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance becomes effective at the beginning of our 2018 fiscal year, however early adoption is permitted. The guidance requires a retrospective transition method. We are currently assessing the impact that this standard will have on our condensed consolidated financial statements.

On March 31, 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify the current guidance for stock-based compensation for a range of issues including: the timing of income statement impact for tax benefits or deficiencies in excess of compensation cost, the classification of tax-related cash flows resulting from share based payments, the allowable threshold for tax withholding without resulting in liability award classification, and a policy election for estimating forfeiture rates or recognizing forfeitures as they occur. This guidance becomes effective at the beginning of our 2017 fiscal year, however as permitted, we plan to early adopt this guidance in the fourth quarter of 2016. The guidance requires a retrospective, modified-retrospective, or prospective transition method depending on the applicable section of the ASU. We estimate the effect of implementing this ASU on our Consolidated Balance Sheet would increase our deferred tax assets and retained earnings by approximately $4.8 million as of January 1, 2016, using the modified-retrospective transition method, for the cumulative-effect adjustment of excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. We have evaluated the aspects of this new guidance and, other than this one-time increase in deferred tax assets and retained earnings, the adoption of this ASU will not have a material impact on our accounting for share-based payments.

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

Long-lived Assets In the third quarter of 2016, we identified an indicator of impairment at a location in India due to changes in forecasted cash flows. Accordingly, we performed an assessment of the recoverability of these assets and, as a result, recorded an impairment charge of $3.4 million to cost of goods sold to write the assets down to fair value.

Share Repurchase Program In May of 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. Approximately $1.5 million of shares have been repurchased under the authorized share repurchase program, leaving approximately $98.5 million available for repurchase. There were no repurchases under the program in the third quarter of 2016.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	INVENTORIES

We state our inventories at the lower of cost or market.  The cost of our inventories is determined using the first-in first-out method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(in millions)

Raw materials and work-in-progress	$219.6	$228.7
Finished goods	28.3	31.1
Gross inventories	247.9	259.8
Inventory valuation reserves	(28.5)	(29.3)
Inventories, net	$219.4	$230.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(in millions)

Revolving Credit Facility	$—	$—
7.75% Notes	200.0	200.0
6.625% Notes	550.0	550.0
6.25% Notes	400.0	400.0
5.125% Notes	200.0	200.0
Foreign credit facilities	61.4	38.0
Capital lease obligations	5.5	5.6
Total debt	1,416.9	1,393.6
Less: Current portion of long-term debt	3.4	3.3
Long-term debt	1,413.5	1,390.3
Less: Debt issuance costs	12.5	14.6
Long-term debt, net	$1,401.0	$1,375.7

Revolving Credit Facility As of September 30, 2016, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At September 30, 2016, we had $513.1 million available under the revolving credit facility.  This availability reflects a reduction of $10.4 million for standby letters of credit issued against the facility.

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

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  During the nine months ended September 30, 2016, we increased the borrowings on our foreign credit facilities, primarily to fund capital expenditures and working capital in preparation for the launch of programs in China beginning in the fourth quarter of 2016. At September 30, 2016, $61.4 million was outstanding under our foreign credit facilities and an additional $64.7 million was available.

The weighted-average interest rate of our long-term debt outstanding was 6.6% at September 30, 2016 and 6.5% at December 31, 2015.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	FAIR VALUE

Accounting Standards Codification 820 - Fair Value Measurement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$117.6	$117.6	$61.7	$61.7	Level 1
Currency forward contracts - Prepaid expenses and other
Nondesignated currency forward contracts	0.2	0.2	0.2	0.2	Level 2
Currency forward contracts - Accrued expenses and other
Cash flow hedges	10.6	10.6	7.5	7.5	Level 2
Nondesignated currency forward contracts	1.2	1.2	1.9	1.9	Level 2
Currency forward contracts - Postretirement benefits and other long-term liabilities
Cash flow hedges	9.2	9.2	5.9	5.9	Level 2

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
7.75% Notes	200.0	227.0	200.0	218.5	Level 2
6.625% Notes	550.0	581.6	550.0	574.8	Level 2
6.25% Notes	400.0	417.5	400.0	415.0	Level 2
5.125% Notes	200.0	202.6	200.0	202.0	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DERIVATIVES

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan and Polish Zloty.  As of September 30, 2016, we have currency forward contracts outstanding with a notional amount of $183.0 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the third quarter of 2019 and certain direct and indirect inventory and other working capital items into the first quarter of 2017.

The following table summarizes the reclassification of pre-tax derivative losses into net income from accumulated other comprehensive loss for those derivative instruments designated as cash flow hedges under Accounting Standards Codification 815 - Derivatives and Hedging (ASC 815):

		Loss Reclassified During				Loss Expected to
	Location of Loss	Three Months Ended		Nine Months Ended		be Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income	2016	2015	2016	2015	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.6)	$(3.1)	$(6.9)	$(6.9)	$(10.6)

See Note 10 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2016 and September 30, 2015.

The following table summarizes the amount and location of losses recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

		Loss Recognized During
	Location of Loss	Three Months Ended		Nine Months Ended
	Recognized in	September 30,		September 30,
	Net Income	2016	2015	2016	2015
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(1.3)	$(2.1)	$(4.0)	$(4.1)
Currency forward contracts	Other Income, Net	—	(1.1)	(0.7)	(1.4)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$0.8	$0.8	$2.3	$2.4
Interest cost	7.3	7.2	21.9	21.6
Expected asset return	(10.7)	(10.6)	(32.1)	(31.8)
Amortized loss	1.3	1.5	4.1	4.5
Net periodic benefit credit	$(1.3)	$(1.1)	$(3.8)	$(3.3)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	3.5	3.8	10.5	11.4
Amortized loss	0.1	0.2	0.3	0.6
Amortized prior service credit	(0.7)	(0.7)	(2.0)	(2.1)
Net periodic benefit cost	$3.0	$3.4	$9.1	$10.2

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, we have a noncurrent pension liability of $98.0 million and $103.1 million, respectively. As of September 30, 2016 and December 31, 2015, we have a noncurrent other postretirement benefits liability of $542.9 million and $559.0 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Beginning balance	$37.9	$23.2	$36.6	$12.4
Accruals	4.4	4.8	12.4	13.8
Payments	(3.0)	(4.6)	(6.7)	(5.2)
Adjustment to prior period accruals	—	(0.4)	(3.1)	2.3
Foreign currency translation	—	(0.3)	0.1	(0.6)
Ending balance	$39.3	$22.7	$39.3	$22.7

8.	INCOME TAXES

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

Income tax expense was $17.8 million in the three months ended September 30, 2016 as compared to $14.4 million in the three months ended September 30, 2015.  Our effective income tax rate was 22.4% in the third quarter of 2016 as compared to 19.3% in the third quarter of 2015. Income tax expense was $53.8 million in the nine months ended September 30, 2016 as compared to $36.5 million in the nine months ended September 30, 2015.  Our effective income tax rate was 21.7% in the nine months ended September 30, 2016 as compared to 17.5% in the nine months ended September 30, 2015. Our effective tax rates for the three and nine months ended September 30, 2016 are higher than our effective tax rates for the three and nine months ended September 30, 2015 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rates for the three and nine months ended September 30, 2016 and September 30, 2015 reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of September 30, 2016 and December 31, 2015, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $32.0 million and $48.5 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first nine months of 2016 to the Mexican tax authorities related to transfer pricing matters and we expect our total transfer pricing related payments in 2016 to be approximately $30 million.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Numerator
Net income	$61.7	$60.9	$193.8	$172.7
Less: Net income attributable to participating securities	(1.4)	(1.4)	(4.4)	(4.0)
Net income attributable to common shareholders - Basic	$60.3	$59.5	$189.4	$168.7
Undistributed earnings reallocated to common shareholders under two step dilutive method	—	—	—	—
Net income attributable to common shareholders - Dilutive	$60.3	$59.5	$189.4	$168.7

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	78.3	77.8	78.2	77.7
Less: Participating securities	(1.8)	(1.8)	(1.8)	(1.8)
Weighted-average common shares outstanding	76.5	76.0	76.4	75.9

Effect of dilutive securities -
Dilutive stock-based compensation	0.5	0.4	0.4	0.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	77.0	76.4	76.8	76.3

Basic EPS	$0.79	$0.78	$2.48	$2.22

Diluted EPS	$0.78	$0.78	$2.47	$2.21

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.2 million, with an exercise price of $26.02, at both September 30, 2016 and September 30, 2015.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2016 and September 30, 2015 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at June 30, 2016	$(219.2)		$(103.4)	$(15.7)		$(338.3)

Other comprehensive loss before reclassifications	—		(0.8)	(6.7)		(7.5)

Income tax effect of other comprehensive loss before reclassifications	—		—	—		—

Amounts reclassified from accumulated other comprehensive loss	0.7	(a)	—	2.6	(b)	3.3

Income tax benefit reclassified into net income	(0.1)		—	—		(0.1)

Net current period other comprehensive income (loss)	0.6		(0.8)	(4.1)		(4.3)

Balance at September 30, 2016	$(218.6)		$(104.2)	$(19.8)		$(342.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at June 30, 2015	$(235.8)		$(77.4)	$(9.1)		$(322.3)

Other comprehensive loss before reclassifications	—		(35.9)	(10.8)		(46.7)

Income tax effect of other comprehensive loss before reclassifications	—		—	—		—

Amounts reclassified from accumulated other comprehensive loss	0.5	(a)	—	3.1	(b)	3.6

Income tax benefit reclassified into net income	(0.2)		—	—		(0.2)

Net current period other comprehensive income (loss)	0.3		(35.9)	(7.7)		(43.3)

Balance at September 30, 2015	$(235.5)		$(113.3)	$(16.8)		$(365.6)

(a)
The amount reclassified from AOCI included $1.0 million in cost of goods sold (COGS) and $(0.3) million in selling, general & administrative expenses (SG&A) for the three months ended September 30, 2016 and $0.8 million in COGS and $(0.3) million in SG&A for the three months ended September 30, 2015.

(b)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2016 and September 30, 2015 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2015	$(223.9)		$(119.2)	$(13.4)		$(356.5)

Other comprehensive income (loss) before reclassifications	5.7		15.0	(13.3)		7.4

Income tax effect of other comprehensive income (loss) before reclassifications	(2.0)		—	—		(2.0)

Amounts reclassified from accumulated other comprehensive loss	2.4	(a)	—	6.9	(b)	9.3

Income tax benefit reclassified into net income	(0.8)		—	—		(0.8)

Net current period other comprehensive income (loss)	5.3		15.0	(6.4)		13.9

Balance at September 30, 2016	$(218.6)		$(104.2)	$(19.8)		$(342.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2014	$(240.6)		$(48.9)	$(7.4)		$(296.9)

Other comprehensive income (loss) before reclassifications	4.7		(64.4)	(16.3)		(76.0)

Income tax effect of other comprehensive income (loss) before reclassifications	(1.6)		—	—		(1.6)

Amounts reclassified from accumulated other comprehensive loss	3.0	(a)	—	6.9	(b)	9.9

Income tax benefit reclassified into net income	(1.0)		—	—		(1.0)

Net current period other comprehensive income (loss)	5.1		(64.4)	(9.4)		(68.7)

Balance at September 30, 2015	$(235.5)		$(113.3)	$(16.8)		$(365.6)

(a)
The amount reclassified from AOCI included $3.3 million in COGS and $(0.9) million in SG&A for the nine months ended September 30, 2016 and $3.7 million in COGS and $(0.7) million in SG&A for the nine months ended September 30, 2015.

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

Condensed Consolidating Statements of Income
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net sales
External	$—	$274.7	$49.9	$682.3	$—	$1,006.9
Intercompany	—	3.7	62.7	4.4	(70.8)	—
Total net sales	—	278.4	112.6	686.7	(70.8)	1,006.9
Cost of goods sold	—	265.4	94.9	536.2	(70.8)	825.7
Gross profit	—	13.0	17.7	150.5	—	181.2
Selling, general and administrative expenses	—	72.6	—	7.3	—	79.9
Operating income (loss)	—	(59.6)	17.7	143.2	—	101.3
Non-operating income (expense), net	—	(24.9)	2.9	0.2	—	(21.8)
Income (loss) before income taxes	—	(84.5)	20.6	143.4	—	79.5
Income tax expense	—	7.9	0.1	9.8	—	17.8
Earnings (loss) from equity in subsidiaries	61.7	87.4	(7.1)	—	(142.0)	—
Net income (loss) before royalties	61.7	(5.0)	13.4	133.6	(142.0)	61.7
Royalties	—	66.7	—	(66.7)	—	—
Net income after royalties	61.7	61.7	13.4	66.9	(142.0)	61.7
Other comprehensive income (loss), net of tax	(4.3)	(4.3)	1.0	(3.3)	6.6	(4.3)
Comprehensive income	$57.4	$57.4	$14.4	$63.6	$(135.4)	$57.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$292.4	$51.1	$628.1	$—	$971.6
Intercompany	—	2.1	66.0	4.4	(72.5)	—
Total net sales	—	294.5	117.1	632.5	(72.5)	971.6
Cost of goods sold	—	283.3	95.0	507.5	(72.5)	813.3
Gross profit	—	11.2	22.1	125.0	—	158.3
Selling, general and administrative expenses	—	60.3	—	5.2	—	65.5
Operating income (loss)	—	(49.1)	22.1	119.8	—	92.8
Non-operating income (expense), net	—	(22.4)	2.3	2.6	—	(17.5)
Income (loss) before income taxes	—	(71.5)	24.4	122.4	—	75.3
Income tax expense	—	6.1	0.1	8.2	—	14.4
Earnings (loss) from equity in subsidiaries	60.9	79.9	(3.5)	—	(137.3)	—
Net income before royalties	60.9	2.3	20.8	114.2	(137.3)	60.9
Royalties	—	58.6	—	(58.6)	—	—
Net income after royalties	60.9	60.9	20.8	55.6	(137.3)	60.9
Other comprehensive loss, net of tax	(43.3)	(43.3)	(33.8)	(40.7)	117.8	(43.3)
Comprehensive income (loss)	$17.6	$17.6	$(13.0)	$14.9	$(19.5)	$17.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net sales
External	$—	$866.3	$161.4	$1,973.8	$—	$3,001.5
Intercompany	—	8.1	185.7	12.2	(206.0)	—
Total net sales	—	874.4	347.1	1,986.0	(206.0)	3,001.5
Cost of goods sold	—	833.5	284.3	1,543.1	(206.0)	2,454.9
Gross profit	—	40.9	62.8	442.9	—	546.6
Selling, general and administrative expenses	—	210.3	—	25.1	—	235.4
Operating income (loss)	—	(169.4)	62.8	417.8	—	311.2
Non-operating income (expense), net	—	(72.7)	8.4	0.7	—	(63.6)
Income (loss) before income taxes	—	(242.1)	71.2	418.5	—	247.6
Income tax expense	—	28.9	0.3	24.6	—	53.8
Earnings (loss) from equity in subsidiaries	193.8	266.6	(28.0)	—	(432.4)	—
Net income (loss) before royalties	193.8	(4.4)	42.9	393.9	(432.4)	193.8
Royalties	—	198.2	—	(198.2)	—	—
Net income after royalties	193.8	193.8	42.9	195.7	(432.4)	193.8
Other comprehensive income, net of tax	13.9	13.9	23.2	16.9	(54.0)	13.9
Comprehensive income	$207.7	$207.7	$66.1	$212.6	$(486.4)	$207.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net sales
External	$—	$866.0	$165.0	$1,913.7	$—	$2,944.7
Intercompany	—	7.6	196.3	14.3	(218.2)	—
Total net sales	—	873.6	361.3	1,928.0	(218.2)	2,944.7
Cost of goods sold	—	846.9	295.3	1,545.1	(218.2)	2,469.1
Gross profit	—	26.7	66.0	382.9	—	475.6
Selling, general and administrative expenses	—	179.9	—	24.7	—	204.6
Operating income (loss)	—	(153.2)	66.0	358.2	—	271.0
Non-operating income (expense), net	—	(73.1)	7.4	3.9	—	(61.8)
Income (loss) before income taxes	—	(226.3)	73.4	362.1	—	209.2
Income tax expense (benefit)	—	18.1	(0.2)	18.6	—	36.5
Earnings (loss) from equity in subsidiaries	172.7	236.4	(12.9)	—	(396.2)	—
Net income (loss) before royalties	172.7	(8.0)	60.7	343.5	(396.2)	172.7
Royalties	—	180.7	—	(180.7)	—	—
Net income after royalties	172.7	172.7	60.7	162.8	(396.2)	172.7
Other comprehensive loss, net of tax	(68.7)	(68.7)	(61.0)	(69.7)	199.4	(68.7)
Comprehensive income (loss)	$104.0	$104.0	$(0.3)	$93.1	$(196.8)	$104.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2016
Assets
Current assets
Cash and cash equivalents	$—	$136.5	$1.3	$296.1	$—	$433.9
Accounts receivable, net	—	151.9	26.1	505.7	—	683.7
Intercompany receivables	—	343.5	316.2	9.1	(668.8)	—
Inventories, net	—	48.6	29.6	141.2	—	219.4
Prepaid expenses and other	—	23.9	0.6	58.4	—	82.9
Total current assets	—	704.4	373.8	1,010.5	(668.8)	1,419.9
Property, plant and equipment, net	—	208.6	100.1	771.7	—	1,080.4
Goodwill	—	—	147.8	6.6	—	154.4
Intercompany notes and accounts receivable	—	362.7	249.0	—	(611.7)	—
Other assets and deferred charges	—	644.6	42.9	172.8	—	860.3
Investment in subsidiaries	846.1	1,562.4	—	—	(2,408.5)	—
Total assets	$846.1	$3,482.7	$913.6	$1,961.6	$(3,689.0)	$3,515.0
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$3.4	$—	$3.4
Accounts payable	—	131.4	42.4	323.9	—	497.7
Intercompany payables	—	312.6	161.4	194.8	(668.8)	—
Accrued expenses and other	—	136.5	4.7	123.9	—	265.1
Total current liabilities	—	580.5	208.5	646.0	(668.8)	766.2
Intercompany notes and accounts payable	326.1	—	47.4	238.2	(611.7)	—
Long-term debt, net	—	1,338.8	4.2	58.0	—	1,401.0
Investment in subsidiaries obligation	—	—	104.1	—	(104.1)	—
Other long-term liabilities	—	717.3	0.6	109.9	—	827.8
Total liabilities	326.1	2,636.6	364.8	1,052.1	(1,384.6)	2,995.0
Total stockholders’ equity	520.0	846.1	548.8	909.5	(2,304.4)	520.0
Total liabilities and stockholders’ equity	$846.1	$3,482.7	$913.6	$1,961.6	$(3,689.0)	$3,515.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2015
Assets
Current assets
Cash and cash equivalents	$—	$52.0	$—	$230.5	$—	$282.5
Accounts receivable, net	—	127.2	19.7	392.2	—	539.1
Intercompany receivables	—	311.8	249.7	9.4	(570.9)	—
Inventories, net	—	59.8	31.1	139.6	—	230.5
Prepaid expenses and other	—	30.4	0.5	41.2	—	72.1
Total current assets	—	581.2	301.0	812.9	(570.9)	1,124.2
Property, plant and equipment, net	—	214.1	91.9	740.2	—	1,046.2
Goodwill	—	—	147.8	6.6	—	154.4
Intercompany notes and accounts receivable	—	393.5	252.2	—	(645.7)	—
Other assets and deferred charges	—	683.6	41.4	152.9	—	877.9
Investment in subsidiaries	622.3	1,315.9	—	—	(1,938.2)	—
Total assets	$622.3	$3,188.3	$834.3	$1,712.6	$(3,154.8)	$3,202.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$3.3	$—	$3.3
Accounts payable	—	103.0	35.8	273.9	—	412.7
Intercompany payables	—	248.7	154.9	167.3	(570.9)	—
Accrued expenses and other	—	134.2	4.1	144.9	—	283.2
Total current liabilities	—	485.9	194.8	589.4	(570.9)	699.2
Intercompany notes and accounts payable	320.8	10.3	—	314.6	(645.7)	—
Long-term debt, net	—	1,336.5	4.5	34.7	—	1,375.7
Investment in subsidiaries obligation	—	—	111.7	—	(111.7)	—
Other long-term liabilities	—	733.3	0.5	92.5	—	826.3
Total liabilities	320.8	2,566.0	311.5	1,031.2	(1,328.3)	2,901.2
Total stockholders’ equity	301.5	622.3	522.8	681.4	(1,826.5)	301.5
Total liabilities and stockholders’ equity	$622.3	$3,188.3	$834.3	$1,712.6	$(3,154.8)	$3,202.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net cash provided by operating activities	$—	$114.8	$20.9	$155.3	$—	$291.0
Investing activities
Purchases of property, plant and equipment	—	(25.9)	(12.0)	(120.8)	—	(158.7)
Proceeds from sale of property, plant and equipment	—	—	0.3	0.4	—	0.7
Proceeds from government grants	—	—	—	2.8	—	2.8
Final distribution of Reserve Yield Plus Fund	—	1.0	—	—	—	1.0
Acquisition, net	—	—	(5.6)	—	—	(5.6)
Intercompany activity	—	—	(2.0)	—	2.0	—
Net cash used in investing activities	—	(24.9)	(19.3)	(117.6)	2.0	(159.8)
Financing activities
Net debt activity	—	(0.4)	(0.3)	23.3	—	22.6
Employee stock option exercises	—	0.3	—	—	—	0.3
Purchase of treasury stock	(5.3)	—	—	—	—	(5.3)
Intercompany activity	5.3	(5.3)	—	2.0	(2.0)	—
Net cash provided by (used in) financing activities	—	(5.4)	(0.3)	25.3	(2.0)	17.6
Effect of exchange rate changes on cash	—	—	—	2.6	—	2.6
Net increase in cash and cash equivalents	—	84.5	1.3	65.6	—	151.4
Cash and cash equivalents at beginning of period	—	52.0	—	230.5	—	282.5
Cash and cash equivalents at end of period	$—	$136.5	$1.3	$296.1	$—	$433.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2015
Net cash provided by operating activities	$—	$171.8	$36.2	$60.1	$—	$268.1
Investing activities
Purchases of property, plant and equipment	—	(26.7)	(7.4)	(98.0)	—	(132.1)
Proceeds from sale of property, plant and equipment	—	0.1	—	0.1	—	0.2
Intercompany activity	—	—	(28.5)	—	28.5	—
Net cash used in investing activities	—	(26.6)	(35.9)	(97.9)	28.5	(131.9)
Financing activities
Net debt activity	—	(6.7)	(0.3)	1.3	—	(5.7)
Employee stock option exercises	—	0.5	—	—	—	0.5
Purchase of treasury stock	(2.9)	—	—	—	—	(2.9)
Intercompany activity	2.9	(2.9)	—	28.5	(28.5)	—
Net cash provided by (used in) financing activities	—	(9.1)	(0.3)	29.8	(28.5)	(8.1)
Effect of exchange rate changes on cash	—	—	—	(11.7)	—	(11.7)
Net increase (decrease) in cash and cash equivalents	—	136.1	—	(19.7)	—	116.4
Cash and cash equivalents at beginning of period	—	69.7	—	179.5	—	249.2
Cash and cash equivalents at end of period	$—	$205.8	$—	$159.8	$—	$365.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SUBSEQUENT EVENTS

On November 3, 2016, AAM entered into a definitive merger agreement with Metaldyne Performance Group Inc. (MPG) under which AAM will acquire MPG for approximately $1.6 billion in cash and stock, plus the assumption of $1.7 billion in net debt (comprised of approximately $1.8 billion in debt, reduced by approximately $0.1 billion of MPG cash and cash equivalents). Under the terms of the agreement, each share of MPG's common stock will be converted into the right to receive $13.50 per share in cash and 0.5 share of AAM common stock. Upon closing of the transaction, AAM's shareholders will own approximately 70% of the combined company and MPG's shareholders will own approximately 30%. The transaction has been approved by the board of directors of both AAM and MPG, and is now subject to shareholder and regulatory approval and other customary closing conditions.

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 68% of our consolidated net sales in the first nine months of 2016 and 66% of our consolidated net sales for both the first nine months and the full year of 2015.

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

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program.  Sales to FCA were approximately 19% of our consolidated net sales in the first nine months of 2016 and 20% of our consolidated net sales for both the first nine months and the full year of 2015. In addition to GM and FCA, we supply driveline systems and other related components to Nissan Motor Co., Ltd. (Nissan), Mercedes-Benz, Volkswagen AG (Volkswagen), Audi AG (Audi), Jaguar Land Rover Automotive PLC (JLR), Honda Motor Co., Ltd., Ford Motor Company (Ford), PACCAR Inc., Daimler Truck, Harley-Davidson Inc. and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM were $964.8 million in the first nine months of 2016 as compared to $993.6 million in the first nine months of 2015.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Net Sales  Net sales increased to $1,006.9 million in the third quarter of 2016 as compared to $971.6 million in the third quarter of 2015.  Our sales in the third quarter of 2016, as compared to the third quarter of 2015, reflect an increase of approximately 8% in production volumes for the North American light truck and SUV programs we currently support, which was partially offset by a reduction of approximately $7.0 million in commercial vehicle sales due to an expired program.

Our content-per-vehicle (CPV) (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,612 in the third quarter of 2016 as compared to $1,622 in the third quarter of 2015. The change in CPV in the third quarter of 2016, as compared to the third quarter of 2015, relates primarily to the impact of annual productivity price-downs for certain programs. Our 4WD/AWD penetration rate was 71% in the third quarter of 2016 as compared to 70% in the third quarter of 2015.

Cost of Goods Sold Cost of goods sold was $825.7 million in the third quarter of 2016 as compared to $813.3 million in the third quarter of 2015. The change in cost of goods sold reflects the net impact of approximately $12.0 million related to an increase in sales volumes and a product mix change in the third quarter of 2016, as compared to the third quarter of 2015, and the impact of lower net manufacturing costs and productivity initiatives.

For the three months ended September 30, 2016 and September 30, 2015, material costs were approximately 68% of total costs of goods sold.

Gross Profit   Gross profit increased to $181.2 million in the third quarter of 2016 as compared to $158.3 million in the third quarter of 2015.  Gross margin increased to 18.0% in the third quarter of 2016 as compared to 16.3% in the third quarter of 2015.  The increase in gross profit in the third quarter of 2016, as compared to the third quarter of 2015, reflects the benefit of increased contribution margin on higher production volumes for the North American light truck and SUV programs that we support. Gross profit and gross margin were also impacted by the other factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $79.9 million or 7.9% of net sales in the third quarter of 2016 as compared to $65.5 million or 6.7% of net sales in the third quarter of 2015.  R&D, net of customer engineering, design and development (ED&D) recoveries, was $36.2 million in the third quarter of 2016 as compared to $25.8 million in the third quarter of 2015. The change in SG&A in the third quarter of 2016, as compared to the third quarter of 2015, is primarily due to the increase in R&D expense.

Operating Income  Operating income increased to $101.3 million in the third quarter of 2016 as compared to $92.8 million in the third quarter of 2015.  Operating margin increased to 10.1% in the third quarter of 2016 as compared to 9.5% in the third quarter of 2015.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold and SG&A above.

Interest Expense and Investment Income  Interest expense decreased to $23.2 million in the third quarter of 2016 as compared to $24.8 million in the third quarter of 2015.  Investment income was $0.5 million in the third quarter of 2016 as compared to $0.6 million in the third quarter of 2015.

The weighted-average interest rate of our long-term debt outstanding was 6.7% in the third quarter of 2016 and 6.3% in the third quarter of 2015.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $0.9 million in the third quarter of 2016 as compared to $6.7 million in the third quarter of 2015. The change in other income, net in the third quarter of 2016, as compared to the third quarter of 2015, is principally attributable to remeasurement of our Mexican Peso denominated assets and liabilities.

Income Tax Expense  Income tax expense was $17.8 million in the third quarter of 2016 as compared to $14.4 million in the third quarter of 2015.  Our effective income tax rate was 22.4% in the third quarter of 2016 as compared to 19.3% in the third quarter of 2015.

Our effective tax rate for the three months ended September 30, 2016 is higher than our effective tax rate for the three months ended September 30, 2015 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rate for the three months ended September 30, 2016 and September 30, 2015 reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share (EPS) Net income increased to $61.7 million in the third quarter of 2016 as compared to $60.9 million in the third quarter of 2015. Diluted EPS was $0.78 in the third quarter of both 2016 and 2015. Net income and EPS for the third quarters of 2016 and 2015 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold and SG&A above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Net Sales  Net sales increased to $3,001.5 million in the first nine months of 2016 as compared to $2,944.7 million in the first nine months of 2015.  Our sales in the first nine months of 2016, as compared to the first nine months of 2015, reflect an increase of approximately 9% in production volumes for the North American light truck and SUV programs we currently support. This increase was partially offset by a reduction of approximately $46.0 million in commercial vehicle sales due to an expired program, $15.0 million related to reduced production volumes on a program in Brazil, and reductions in both metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Our content-per-vehicle (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) was $1,611 in the first nine months of 2016 as compared to $1,645 in the first nine months of 2015. The change in CPV in the first nine months of 2016, as compared to the first nine months of 2015, relates primarily to the reduction in metal market pass-throughs to our customers, as well as the impact of annual productivity price-downs for certain programs. Our 4WD/AWD penetration rate was 71% in the first nine months of both 2016 and 2015.

Cost of Goods Sold Cost of goods sold decreased to $2,454.9 million in the first nine months of 2016 as compared to $2,469.1 million in the first nine months of 2015. The change in cost of goods sold reflects the net impact of approximately $30.0 million related to an increase in sales volumes and a product mix change in the first nine months of 2016, as compared to the first nine months of 2015, and the impact of lower net manufacturing costs and productivity initiatives. Cost of goods sold was also impacted by a reduction of approximately $45.0 million related to metal market pass-through costs and foreign exchange related to translation adjustments.

For the nine months ended September 30, 2016 and September 30, 2015, material costs were approximately 69% of total costs of goods sold.

Gross Profit   Gross profit increased to $546.6 million in the first nine months of 2016 as compared to $475.6 million in the first nine months of 2015.  Gross margin increased to 18.2% in the first nine months of 2016 as compared to 16.1% in the first nine months of 2015.  The increase in gross profit in the first nine months of 2016, as compared to the first nine months of 2015, reflects the benefit of increased contribution margin on higher production volumes for the North American light truck and SUV programs that we support. Gross profit and gross margin were also impacted by the other factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses  SG&A (including research and development) was $235.4 million or 7.8% of net sales in the first nine months of 2016 as compared to $204.6 million or 6.9% of net sales in the first nine months of 2015.  R&D, net of customer engineering, design and development recoveries, was $102.3 million in the first nine months of 2016 as compared to $82.6 million in the first nine months of 2015. The change in SG&A in the first nine months of 2016, as compared to the first nine months of 2015, is primarily due to higher R&D expense and higher incentive compensation accruals.

Operating Income  Operating income increased to $311.2 million in the first nine months of 2016 as compared to $271.0 million in the first nine months of 2015.  Operating margin increased to 10.4% in the first nine months of 2016 as compared to 9.2% in the first nine months of 2015.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold and SG&A above.

Interest Expense and Investment Income  Interest expense decreased to $70.2 million in the first nine months of 2016 as compared to $74.7 million in the first nine months of 2015.  Investment income increased to $2.6 million in the first nine months of 2016 as compared to $2.0 million in the first nine months of 2015.

The weighted-average interest rate of our long-term debt outstanding was 6.7% in the first nine months of 2016 and 6.4% in the first nine months of 2015.

Other Income, Net Other income, net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was $4.0 million in the first nine months of 2016 as compared to $10.9 million in the first nine months of 2015. The change in other income, net in the first nine months of 2016, as compared to the first nine months of 2015, is principally attributable to remeasurement of our Mexican Peso denominated assets and liabilities.

Income Tax Expense  Income tax expense was $53.8 million in the first nine months of 2016 as compared to $36.5 million in the first nine months of 2015.  Our effective income tax rate was 21.7% in the first nine months of 2016 as compared to 17.5% in the first nine months of 2015.

Our effective tax rate for the nine months ended September 30, 2016 is higher than our effective tax rate for the nine months ended September 30, 2015 primarily as a result of an increase in the proportionate share of income attributable to higher tax rate jurisdictions. Our income tax expense and effective tax rate for the nine months ended September 30, 2016 and September 30, 2015 reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share Net income increased to $193.8 million in the first nine months of 2016 as compared to $172.7 million in the first nine months of 2015. Diluted EPS increased to $2.47 in the first nine months of 2016 as compared to $2.21 in the first nine months of 2015. Net income and EPS for the first nine months of 2016 and 2015 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold, SG&A and Income Tax Expense above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, debt service obligations and working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our revolving credit facility will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2016, net cash provided by operating activities increased to $291.0 million as compared to $268.1 million in the first nine months of 2015.  The following factors impacted cash provided by operating activities in the first nine months of 2016 as compared to the first nine months of 2015:

Net income Net income increased to $193.8 million in the first nine months of 2016 as compared to $172.7 million in the first nine months of 2015. The increase in net income in the first nine months of 2016, as compared to the first nine months of 2015, was the result of the factors discussed in the Results of Operations - Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015 section of this MD&A.

Accounts payable Accounts payable at September 30, 2016 and September 30, 2015 were $497.7 million and $479.8 million, respectively, as compared to $412.7 million and $444.3 million at December 31, 2015 and 2014, respectively. The change in accounts payable balances during the first nine months of 2016, as compared to the first nine months of 2015, was primarily due to the timing of payments to suppliers.

Income taxes Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of September 30, 2016 and December 31, 2015, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $32.0 million and $48.5 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first nine months of 2016 to the Mexican tax authorities related to transfer pricing matters and we expect our total transfer pricing related payments in 2016 to be approximately $30 million.

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

Investing Activities  Capital expenditures were $158.7 million in the first nine months of 2016 as compared to $132.1 million in the first nine months of 2015.  We expect our capital spending to be approximately 6% of sales in 2016, which includes support for our global program launches within our new and incremental business backlog.

Financing Activities  In the first nine months of 2016, net cash provided by financing activities was $17.6 million as compared to a use of $8.1 million in the first nine months of 2015. The following factors impacted cash provided by (used in) financing activities in the first nine months of 2016 as compared to the first nine months of 2015:

Total debt outstanding, net of debt issuance costs Total debt outstanding, net of debt issuance costs, increased by $25.4 million in the first nine months of 2016 to $1,404.4 million as compared to $1,379.0 million at year-end 2015.

Revolving Credit Facility and Term Facility As of September 30, 2016, the revolving credit facility provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At September 30, 2016, we had $513.1 million available under the revolving credit facility.  This availability reflects a reduction of $10.4 million for standby letters of credit issued against the facility.

The credit agreement provided for a senior secured term loan A facility in an aggregate principal amount of $150.0 million (term facility), which we elected to voluntarily repay in December 2015. During the first nine months of 2015, we made principal payments on our term facility of $6.6 million.

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

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  During the nine months ended September 30, 2016, we increased the borrowings on our foreign credit facilities, primarily to fund capital expenditures and working capital in preparation for the launch of programs in China beginning in the fourth quarter of 2016. At September 30, 2016, $61.4 million was outstanding under our foreign credit facilities and an additional $64.7 million was available.

Treasury stock Treasury stock increased by $5.3 million in the first nine months of 2016 to $191.2 million as compared to $185.9 million at year-end 2015, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units, as well as an initial share repurchase under the authorized share repurchase program.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2016, and we do not expect such expenditures to be significant for the remainder of 2016.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan and Polish Zloty.  At September 30, 2016, we had currency forward contracts with a notional amount of $183.0 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $16.7 million at September 30, 2016 and was approximately $17.3 million at December 31, 2015.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of September 30, 2016, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at September 30, 2016) on our long-term debt outstanding, would be approximately $0.6 million at September 30, 2016 and was approximately $0.3 million at December 31, 2015, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. There were no repurchases under the authorized share repurchase program during the third quarter of 2016 and there is approximately $98.5 million available for repurchase.

In the third quarter of 2016, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units. The following table provides information about our equity security purchases during the quarter ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1 - July 31, 2016	10,114	$14.99	—	$—
August 1 - August 31, 2016	312	17.72	—	—
September 1 - September 30, 2016	—	—	—	—
Total	10,426	$15.07	—	$—

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
November 3, 2016

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