Form 10-K/A
period 2016-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2017-03-06
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference
None.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on February 10, 2017. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2017 Annual General Meeting of Shareholders in reliance on General Instruction G(3) to Form 10-K.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K and Part IV of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “AAM” mean American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries and predecessors, collectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K/A
Year Ended December 31, 2016

			Page Number

Part III	Item 10	Directors, Executive Officers and Corporate Governance	91
	Item 11	Executive Compensation	98
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	133
	Item 13	Certain Relationships and Related Transactions, and Director Independence	136
	Item 14	Principal Accounting Fees and Services	137

Part IV	Item 15	Exhibits and Financial Statement Schedules	139

Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
Exhibit 32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of the Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.”

Directors

James A. McCaslin, 68, retired from Harley Davidson, Inc. in April 2010. Mr. McCaslin joined Harley Davidson in 1992 and held various senior executive leadership positions, including President and Chief Operating Officer of Harley-Davidson Motor Company from 2001 to 2009. From 1989 to 1992, he held manufacturing and engineering positions with JI Case, a manufacturer of agricultural equipment. Previously, he held executive positions in manufacturing and quality with Chrysler Corporation, Volkswagen of America and General Motors Corporation, where he began his 40-year career in manufacturing. From 2003 to 2006, he served on the Board of Directors of Maytag Corporation. Mr. McCaslin has served on a number of civic boards, including Boys and Girls Clubs of Greater Milwaukee, Manufacturing Skill Standards Council and Kettering University. Mr. McCaslin’s extensive operational expertise and experience in multiple manufacturing industries provide the Board with a valued resource in support of AAM’s operational objectives, which include engineering, quality and technology leadership, operational excellence and global geographic and product diversification. Mr. McCaslin has been a director since 2011 and will hold office until the 2017 annual meeting of stockholders.

William P. Miller II, CFA, 61, is Head of Asset Allocation for the Saudi Arabian Investment Company. Separately, since 2003, Mr. Miller has been a member of the Board of Directors of the Chicago Mercantile Exchange, serving on the Audit Committee, Finance Committee and Market Regulation Oversight Committee. From April 2011 to October 2013, he was the Senior Managing Director & Chief Financial Officer of Financial Markets International, Inc. From 2005 to 2011, he was employed by the Ohio Public Employees Retirement System, where he served as Deputy Chief Investment Officer. Previously, he was Senior Risk Manager for the Abu Dhabi Investment Authority and an Independent Risk Oversight Officer and Chief Compliance Officer for Commonfund Group. Mr. Miller also served as Director, Trading Operations and Asset Mix Management with General Motors Investment Management Corp. and as a financial analyst with the U.S. Department of Transportation. Mr. Miller also served on the Public Company Accounting Oversight Board’s Standing Advisory Group, the Institutional Investor Advisory Board for Golub Capital, the Board of Directors of the Dubai Mercantile Exchange and the Board of Directors of the Dubai International Financial Exchange. Mr. Miller’s expertise in finance, investments, risk management, compliance, international business, audit and accounting provides the Board with valuable guidance in assessing and managing risks and in fulfilling the Board’s financial oversight role. Mr. Miller has been a director since 2005 and will hold office until the 2017 annual meeting of stockholders.

Samuel Valenti III, 71, serves as Chairman and Chief Executive Officer of Valenti Capital LLC and World Capital Partners, investment firms located in Bloomfield Hills, Michigan. Since 2002, Mr. Valenti has served as Chairman of the Board of TriMas Corporation, a manufacturer of highly engineered precision products for industry. In June 2015, Mr. Valenti became Co-Chair of the Board of Directors of Horizon Global Corporation, a designer, manufacturer and distributor of custom-engineered towing, trailer and cargo management products. Until 2008, Mr. Valenti had a 40-year career with Masco Corporation, a Fortune 500 manufacturer of home building and home improvement products, serving as Vice President - Investments from 1974 to 1998. From 1988 to 2008, Mr. Valenti was President and a member of the Board of Directors of Masco Capital Corporation. Mr. Valenti is a member of the Business Leaders for Michigan and serves as Chairman of the Renaissance Venture Capital Fund. Mr. Valenti has demonstrated leadership skills, breadth of management experience in diversified manufacturing businesses, and highly recognized subject matter expertise in mergers and acquisitions, finance, economics and asset management. Mr. Valenti has been a director since 2013 and will hold office until the 2017 annual meeting of stockholders.

David C. Dauch, 52, is Chief Executive Officer of AAM, a position he has held since September 2012. Mr. Dauch was appointed Chairman of the Board in August 2013. From September 2012 through August 2015, Mr. Dauch served as AAM’s President & CEO. Prior to that, Mr. Dauch served as President & Chief Operating Officer (2008 - 2012) and held several other positions of increasing responsibility from the time he joined AAM in 1995. Prior to joining AAM, Mr. Dauch held several positions at Collins & Aikman Products Company, where he received the President’s Award for leadership and innovation. Mr. Dauch also served on the Collins & Aikman Board of Directors from 2002 to 2007. Presently, he serves on the boards of Business Leaders for Michigan, the Detroit Economic Club, the Detroit Regional Chamber, the Great Lakes Council Boy Scouts of America, the Boys & Girls Club of Southeast Michigan, the National Association of Manufacturers (NAM), the Original Equipment Suppliers Association (OESA), Amerisure Mutual Holdings, Inc. and the Amerisure Companies (since December 2014) and Horizon Global Corporation (since June 2015). Mr. Dauch also serves on the Miami University Business Advisory Council and the General Motors Supplier Council. Mr. Dauch’s leadership of AAM’s global business and operations provides the Board with strategic vision and insight that are vital to AAM’s strategic plans for the future. Mr. Dauch has been a director since 2009 and will hold office until the 2018 annual meeting of stockholders.

William L. Kozyra, 59, is Chairman of the Board and Chief Executive Officer of TI Automotive Ltd., a global supplier of automotive fluid storage, carrying and delivery technology. He has served as TI Automotive’s CEO since June 2008. Prior to that, Mr. Kozyra was President and CEO of Continental AG North America for 10 years. He was also a member of the Executive Board, Continental AG (DAX), Hanover, Germany, with responsibility for Continental AG’s NAFTA businesses. Previously, at ITT Automotive, he served as Vice President and General Manager, Brake and Chassis Systems North America. Prior to joining ITT Automotive, he was Vice President and General Manager of Bosch Braking Systems’ Brake Products Division. Mr. Kozyra is a member of the Board of Directors of the Motor & Equipment Manufacturers Association (MEMA), the General Motors Supplier Council, the Ford Motor Company Top 100 Supplier Forum, the Board of Trustees of the Notre Dame Preparatory School, the Boy Scouts of America Executive Board in Detroit, Michigan, the Board of Advisors of the University of Detroit and the University of Detroit Alumni Council and the Society of Automotive Engineers. Mr. Kozyra has 36 years of experience in the global automotive industry and demonstrated leadership skills and technical background in the areas of manufacturing, engineering, quality systems and sales, all of which are aligned with AAM’s business objectives. Mr. Kozyra has been a director since 2015 and will hold office until the 2018 annual meeting of stockholders.

Peter D. Lyons, 61, an attorney, is a partner and Regional Managing Partner - Americas of Freshfields Bruckhaus Deringer US LLP, which he joined in September 2014. Based in the New York office of Freshfields, Mr. Lyons represents leading U.S. and global companies in acquisitions and sales of public and private companies, asset acquisition and disposition transactions, and joint ventures. Prior to joining Freshfields, Mr. Lyons was a partner with Shearman & Sterling LLP and a member of the Mergers & Acquisitions Group based in New York, New York. Mr. Lyons practiced law at Shearman & Sterling for 35 years. Mr. Lyons has been recognized and recommended as a Mergers & Acquisitions practitioner by Chambers Global, Chambers USA, The Legal 500 US, and IFLR1000. Mr. Lyons received his law degree from Georgetown University Law Center and his Bachelor of Arts degree from the University of Virginia. From 2003 to 2014, while a partner at Shearman & Sterling, Mr. Lyons served as lead counsel to AAM and as a key advisor to the Board on legal matters. Mr. Lyons has extensive experience advising global companies and corporate boards as well as highly recognized subject matter expertise in mergers and acquisitions and other corporate transactions, corporate governance and other areas of significance to the Board. Mr. Lyons has been a director since 2015 and will hold office until the 2018 annual meeting of stockholders.

Elizabeth A. Chappell, 59, has served as President and Chief Executive Officer of the Detroit Economic Club since 2002. Previously, she served as Executive Vice President, Corporate Communications & Investor Relations for Compuware Corporation. From 1995 to 2000, Ms.Chappell was President and Chief Executive Officer of a consulting firm she founded, The Chappell Group, Inc. For 16 years, Ms. Chappell held executive positions at AT&T. From 1999 to 2009, Ms. Chappell served on the Board of Directors of the Handleman Company. She also serves on a number of civic boards, including the Michigan State University Capital Campaign, Citizens Research Council, Detroit Regional Chamber, the United Way Board and Tocqueville Committee, and the Charter One Regional Advisory Board (Midwest). Ms. Chappell is a former board member of the Karmanos Cancer Institute, Michigan Economic Growth Authority and Hospice of Michigan. Ms. Chappell’s demonstrated leadership skills, entrepreneurial business experience and service on various boards enhance her contributions to the Board in the areas of investor relations, community outreach and corporate citizenship, marketing and communications, executive compensation and strategic business development. Ms. Chappell has been a director since 2004 and will hold office until the 2019 annual meeting of stockholders.

John F. Smith, 66, is principal of Eagle Advisors LLC, a consulting firm that specializes in strategy development and performance improvement. From 2000 to 2010, Mr. Smith held positions of increasing responsibility with General Motors Corporation in sales and marketing, product planning and corporate strategy, most recently as Group Vice President, Corporate Planning and Alliances. During his 42-year career in the automotive industry, Mr. Smith also served as General Manager of Cadillac Motor Car, President of Allison Transmission, and Vice President, Planning at General Motors International Operations in Zurich, Switzerland. Mr. Smith serves on the boards of CEVA Holdings LLC (where he serves on the Executive Committee) and Covisint Corporation (where he serves as Chairman). Mr. Smith also serves as an advisor to VNG.CO, a developer of compressed natural gas refueling stations, Enginetics LLC, a fuel-injection technology start-up company, and Arnold Magnetics. Mr. Smith is a member of the National Advisory Board of Boy Scouts of America. He served on the boards of Smith Electric Vehicles Corp. (June 2012 - December 2013), Plasan Carbon Composites (December 2013 - December 2014) and Arnold Magnetics (January 2015 - September 2016). Mr. Smith’s extensive experience in manufacturing, finance, business development, international operations, sales and marketing, product development and mergers and acquisitions is aligned with AAM’s key business objectives, including continued global business growth and diversification. Mr. Smith has been a director since 2011 and will hold office until the 2019 annual meeting of stockholders.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines that meet or exceed the requirements of the NYSE listing standards. AAM’s Corporate Governance Guidelines are available on our website at http://investor.aam.com.

Board and Committee Meetings

Directors are expected to attend all Board meetings, meetings of committees on which they serve, and stockholder meetings. Directors are expected to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. During 2016, the Board held four regularly scheduled meetings and five special meetings. All continuing directors attended 100% of the Board and applicable committee meetings during 2016, except one continuing director missed two Board meetings. No director attended less than 75% of required meetings. Overall attendance at such meetings was approximately 99%. All incumbent directors and nominees attended the 2016 annual meeting of stockholders.

The following table shows committee membership as of December 31, 2016 and the number of committee meetings held during 2016.
COMMITTEE MEMBERSHIP AS OF DECEMBER 31, 2016

Name of Director	Audit Committee	Compensation Committee	Nominating/ Corporate Governance Committee	Executive Committee	Strategy & Technology Committee
David C. Dauch				Chair	X
Elizabeth A. Chappell		Chair	X		X
William. L. Kozyra		X	X		X
Peter D. Lyons	X		X		X
James A. McCaslin		X	Chair	X	X
William P. Miller II	Chair				X
John F. Smith	X				Chair
Samuel Valenti III	X	X	X	X	X
No. of Meetings in 2016	5	4	4	—	4

Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibility with respect to:

•	the quality and integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	our independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee’s responsibilities are more fully described in its written charter, which is available on AAM’s website at http://investor.aam.com.

All members of the Audit Committee are independent and financially literate under NYSE listing standards and independent under our Director Independence Guidelines. The Board has also determined that Mr. Miller and Mr. Smith are “audit committee financial experts” as defined by the Securities and Exchange Commission (SEC).

Compensation Committee

The Compensation Committee’s responsibilities include the following:

•	establishing and reviewing AAM’s compensation philosophy and programs for executive officers;

•	approving executive officer compensation that is designed to support achievement of AAM’s business strategy and objectives while considering competitive market practices and stockholder interests;

•	approving corporate goals and objectives for executive officer compensation and evaluating executive officer performance in light of these criteria;

•	recommending incentive compensation and equity-based plans to the Board;

•	overseeing management’s risk assessment of the Company’s policies and practices regarding its compensation programs for executive officers and other associates;

•	recommending non-employee director compensation and benefits to the Board;

•	overseeing the preparation of the Compensation Discussion and Analysis (CD&A) for inclusion in our annual proxy statement; and

•	producing the Compensation Committee Report for inclusion in our annual proxy statement.

The Compensation Committee’s responsibilities are more fully described in its written charter, which is available on our website at http://investor.aam.com.

All Compensation Committee members are independent under NYSE listing standards, including the standards applicable specifically to compensation committee members, and our Director Independence Guidelines. All Compensation Committee members are “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code and are “non-employee” directors within the meaning of SEC Rule 16b-3.

Risk Assessment of Compensation Policies and Practices

We conducted an annual risk assessment for the Compensation Committee to determine whether the risks arising from our fiscal year 2016 compensation policies and practices are reasonably likely to have a material adverse effect on the Company. The risk assessment considered, among other things, AAM’s annual and long-term incentive programs and pay mix, performance measures used to calculate payouts, and pay philosophy and governance. Our annual assessment of compensation-related risks focuses on the program for executive officers in light of their decision-making authority and influence, but also includes a review of the compensation of our other salaried associates. Our risk assessment methodology was reviewed by the Compensation Committee and its independent compensation consultant, Meridian Compensation Partners, LLC (Meridian).

We have designed our compensation programs, including incentive compensation plans, with specific features to address potential risks while rewarding our executive officers and other associates for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking. The following elements have been incorporated in our programs for executive officers:

•
A balanced mix of compensation components. The target compensation mix for our executive officers is composed of base salary, annual cash incentives and long-term equity incentives, representing a mix that is not overly weighted toward short-term cash incentives.

•
Multiple performance factors. Our annual incentive and long-term incentive plans include multiple measures of performance. Our use of various performance factors diversifies the risk associated with any single aspect of performance. The performance factors and target award opportunities are established in advance by the Compensation Committee in consideration of the Company’s performance goals and objectives and stockholder interests.

•
Long-term incentives. Our long-term incentives are 100% equity-based and have a three-year vesting schedule, which complements our annual cash incentive plan. Sixty-six percent of long-term incentive awards to executive officers are performance-based. These awards are capped at a maximum payout.

•	Stock ownership requirements. Our executive officers are required to maintain significant share ownership, which aligns their interests with those of our stockholders.

•
Clawback policy. Our clawback policy authorizes the Compensation Committee to recoup past incentive compensation in the event of a material restatement of the Company’s financial results due to fraud or intentional misconduct of an executive officer.

Based on our risk assessment and consideration of various mitigating factors, we concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Role of Management in Compensation Decisions

The Compensation Committee is responsible for making compensation decisions relative to executive officers. In making these decisions, the Compensation Committee seeks and considers input from senior management. Since management has direct involvement with and in-depth knowledge of the business strategy, goals and performance of the Company, certain executive officers play an important role in the executive compensation decision-making process. Senior management participates in the Compensation Committee’s activities in the following specific respects:

•
The CEO provides the Compensation Committee with his evaluation of the performance of the Company’s executive officers, including the other named executive officers (NEOs). The CEO and Vice President, Human Resources make compensation recommendations for executive officers, including base salary levels and the amount and mix of incentive awards.

•	The CEO, Vice President & CFO and the Vice President, Human Resources develop and recommend performance objectives and targets for AAM’s incentive compensation programs.

•	The Vice President, Human Resources assists the Chair of the Compensation Committee in developing meeting agendas and oversees the preparation of meeting materials on the matters to be considered.

•
The CEO, President, Vice President & CFO, the Vice President, Human Resources and the General Counsel, Secretary & Chief Compliance Officer regularly attend Compensation Committee meetings. Management does not attend the executive session of the Compensation Committee.

Role of Compensation Consultant

The Compensation Committee has retained Meridian as its independent compensation consultant. Meridian provides the Compensation Committee with independent advice and ongoing recommendations on compensation matters related to our executive officers and non-employee directors. Meridian also provides the Compensation Committee with competitive market data, peer group analyses and updates on compensation trends and regulatory developments.

In the course of fulfilling its responsibilities, Meridian may communicate directly with the Chair of the Compensation Committee. Meridian also meets with management to gather information, prepare materials, and review proposals to be made to the Compensation Committee. Meridian provides no other services to the Company other than those described above, and has no other direct or indirect business relationships with the Company or any of its subsidiaries or affiliates.

The Compensation Committee determined that Meridian is independent of management and that the services provided by Meridian to the Compensation Committee do not give rise to any conflicts of interest. In written correspondence to the Compensation Committee, Meridian provided detailed information addressing each of the six independence factors set forth in NYSE listing standards. In this correspondence and in communications with the Compensation Committee, Meridian affirmed its independence and that of its partners, consultants and employees who service the Compensation Committee on executive compensation matters.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s primary responsibilities are to:

•	identify qualified individuals to serve on the Board and committees;

•	review our Corporate Governance Guidelines and Code of Business Conduct and recommend changes as appropriate; and

•	oversee and approve the process for succession planning for the CEO and other executive officers.

The Nominating/Corporate Governance Committee’s responsibilities are more fully described in its written charter, which is available on our website at http://investor.aam.com.

All members of the Nominating/Corporate Governance Committee are independent under NYSE listing standards and our Director Independence Guidelines.

Selection Process for Director Nominees. In consultation with the Chairman & CEO, the Nominating/Corporate Governance Committee identifies, evaluates and recommends potential candidates for membership on the Board. This committee conducts inquiries into the backgrounds and qualifications of the candidates and considers questions of independence and possible conflicts of interest. Based on the committee’s evaluation, candidates who meet the Board’s criteria may receive further consideration, which may include interviews with the committee and other directors. The committee then submits its recommendations for nominees to the Board for approval.

Before the Board nominates an incumbent director for re-election by our stockholders, the incumbent director is evaluated by the Nominating/Corporate Governance Committee and/or the Board. This evaluation is based on, among other things, each incumbent director’s contributions to the activities of the Board. After consideration of each incumbent Class III director’s qualifications and independence, the committee recommended that the Board nominate Mr. McCaslin, Mr. Miller and Mr. Valenti for re-election as Class III directors, each with a term expiring on the date of the 2020 annual meeting of stockholders. Upon review, the Board decided to recommend Mr. McCaslin, Mr. Miller and Mr. Valenti for re-election at the 2017 annual meeting of stockholders.

Director Qualifications. AAM’s Corporate Governance Guidelines provide the qualifications for Board membership. Candidates for director nominees to the Board are reviewed in consideration of the current composition of the Board, the operating requirements of the Company and the interests of stockholders. Although specific qualifications may vary from time to time, desired qualities and characteristics include:

•	high ethical character and shared values with AAM;

•	high-level leadership experience and achievement at a policy-making level in business, educational or professional activities;

•	breadth of knowledge of issues affecting AAM;

•	the ability to contribute special competencies to Board activities, such as financial, technical, international business or other expertise, or industry knowledge;

•	awareness of a director’s vital role in AAM’s good corporate citizenship and corporate image; and

•	sufficient time and availability to effectively carry out a director’s duties.

The Board as a whole should reflect the appropriate balance of knowledge, experience, skills, expertise and diversity that, when taken together, will enhance the quality of the Board’s deliberations and decisions. Although the Board has no formal policy regarding diversity, the Board believes that diversity is an essential element of Board effectiveness. In this context, diversity is defined broadly to include differences in background, skills, education, experience, gender, race, national origin and culture.

The Nominating/Corporate Governance Committee considers recommendations of potential candidates from members of our Board, our Chairman & CEO and our stockholders. For director candidates recommended by stockholders, the Nominating/Corporate Governance Committee follows the procedures described below in Other Matters, Stockholder Proposals for 2017 Annual Meeting. The committee will evaluate candidates recommended by stockholders using substantially the same criteria that are considered in evaluating director candidates recommended by our Board members or Chairman & CEO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on our review of these reports, and written representations from such reporting persons, we believe that the Section 16(a) filing requirements for such reporting persons were met during 2016.

Code of Business Conduct

AAM has adopted a Code of Business Conduct that is designed to assist AAM associates, executive officers and members of the Board in conducting AAM’s business with the highest standards of ethics and integrity. AAM has also adopted a Code of Ethics applicable to our CEO, CFO and other Senior Financial Executives (Code of Ethics). The Board annually reviews the Code of Business Conduct and makes updates as appropriate. AAM’s Code of Business Conduct and Code of Ethics are available on our website at http://investor.aam.com. A written copy also may be obtained by any stockholder without charge upon request to the AAM Investor Relations Department by email at investorrelations@aam.com or by mail at our corporate address above.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Our executive compensation program reflects an externally competitive compensation structure based on a market study of executive compensation programs in AAM’s comparative peer group. In addition to attracting and retaining key executives, our program is designed to drive Company and individual performance while aligning the interests of our executives with those of our stockholders. In order to ensure that our executive compensation program drives performance in support of our strategic principles and cultural values, we regularly compare our compensation practices and governance against market best practices and consider stockholder feedback.

Named Executive Officers

Our NEOs for the fiscal year ending December 31, 2016 are:

David C. Dauch, Chairman & Chief Executive Officer;
Christopher J. May, Vice President & Chief Financial Officer;
Michael K. Simonte, President;
Alberto L. Satine, President Driveline; and
Norman Willemse, President Metal Formed Products

2016 Highlights

AAM Performance

AAM had an outstanding year in 2016. The year brought record profit and sales, operational excellence, technology advancement and a strategic initiative that will help position AAM to meet future customer and market demands. During the year, our team worked to continue to diversify our revenue base and improve our capital structure. Business diversification fueled by growth in key global vehicle segments has contributed to our record profitability and strong operating cash flow. By meaningfully strengthening the balance sheet and reducing our debt leverage, we are positioned for both organic growth initiatives and strategic opportunities. The following highlights AAM’s sales and earnings before interest, taxes, depreciation and amortization (EBITDA) performance, excluding the impact of restructuring and acquisition-related costs and non-recurring items (Adjusted EBITDA). For a reconciliation of adjusted measures to measures reported under generally accepted accounting principles in the United States, see Reconciliation of Non-GAAP and GAAP Information below.

(in millions)

In November 2016, AAM announced the proposed acquisition of Metaldyne Performance Group Inc. (MPG). The combination will bring together highly complementary businesses and form a premier, global Tier 1 supplier with broad capabilities across powertrain, drivetrain and driveline product lines, as well as a diversified customer base and end-markets.

Pay for Performance

AAM’s compensation philosophy is to pay for performance, support the Company’s business strategies and offer market competitive compensation. Our compensation programs consist of complementary elements that reward achievement of both short-term and long-term objectives. The metrics used for our incentive programs are either associated with operating performance or based upon relative total shareholder return (TSR). The 2016 incentive payouts for our NEOs reflect an overall pay-for-performance alignment as shown below. This result supports AAM’s compensation objectives of rewarding performance and aligning the interests of our executive officers with those of our stockholders.

2016 Annual Incentive Performance Metrics

The graphic shown above highlights 2016 net operating cash flow and operating income margin performance, the two metrics by which NEO annual incentive awards were measured. Actual operating income margin excludes the impact of restructuring and acquisition-related costs. Net operating cash flow was adjusted to exclude cash payments for restructuring and acquisition-related costs. Based on these metrics, total NEO target annual incentive opportunity of $3.1 million resulted in total payouts of $6.2 million.

Long-Term Incentive Performance Metrics

The graphic shown above highlights cumulative EBITDA and relative TSR for the three year period ending December 31, 2016. These two metrics were used to measure performance under the 2014 long-term incentive performance share awards. Three year cumulative EBITDA excludes the impact of a settlement charge related to certain terminated vested participants under our defined benefit plans and restructuring and acquisition-related costs. Based on these metrics, the NEOs received a 0% payout on the relative TSR award and a 191% payout on the EBITDA award.

Results of 2016 Say-on-Pay Vote

At our 2016 annual meeting, over 97% of the votes cast were in favor of the Company’s say-on-pay proposal. The Compensation Committee (Committee) and the Board considered this favorable outcome as a reflection of our stockholders’ strong support of the overall executive compensation program for our NEOs.

What we do....

Emphasize performance-based compensation

•	A substantial majority of total direct compensation is variable and at risk

•	Mix of annual and long-term incentives balances the focus between achievement of short-term results and long-term share appreciation

•	Annual incentive payouts are directly linked to achievement of short-term financial measures

•	Long-term incentive compensation is 66% performance based

•	Long-term incentives are designed to drive the Company’s long-term success, profitability and growth

Use an independent compensation consultant and peer group analysis

•	Independent compensation consultant annually performs market study of pay and best practices

•	Compensation consultant provides independent advice to the Compensation Committee

•	Total direct compensation targeted at 50th percentile of pay among our peer group

Mitigate undue risk in compensation programs

•	All incentive award payouts are capped

•	A risk assessment of compensation programs is performed annually

•	Clawback policy ensures accountability

Enforce stock ownership requirements for executive officers

•	CEO stock ownership requirements are 6 times annual base salary

•	Other NEO stock ownership requirements are 2 to 3 times annual base salary

Utilize double-trigger change-in-control plan

•	Severance payments and vesting of equity awards require both a change in control and a qualifying termination of employment

What we don’t do....

•	No hedging or pledging of Company stock

•	No excise tax gross-ups

•	No excessive perquisites

•	No excessive change-in-control or executive severance provisions

Executive Compensation Philosophy and Objectives

The Committee determines the overall compensation philosophy of the Company. The Committee believes that the compensation paid to AAM executives should be structured to provide them with meaningful rewards, while maintaining alignment with stockholder interests, our cultural values and strategic principles. Accordingly, AAM’s executive compensation program consists of a mix of base salary, annual incentive compensation and long-term incentive compensation, with limited perquisites and other personal benefits. A significant portion of total direct compensation is performance-based and contingent upon the achievement of stated Company performance goals.

Compensation Objectives. The following objectives are considered in determining compensation programs and pay levels for our NEOs:

•
Compensation and benefit programs should attract, motivate and retain experienced executives who are vital to our short-term and long-term success, profitability and growth. AAM makes an effort to remain competitive by targeting pay levels of our comparative peer group while considering industry conditions and other market influences. Our compensation programs should encourage high-achieving, marketable executives to remain motivated and committed to AAM for long and productive careers.

•
Compensation and benefit programs should reward Company and individual performance. Our compensation programs strive to deliver competitive compensation for exceptional individual and Company performance as compared to companies in our comparative peer group. As executives progress to higher level leadership positions, a greater portion of their compensation is linked to Company performance measured against financial and operational objectives and to stockholder returns.

•
Compensation and benefit programs should foster the long-term focus required to deliver value to our stockholders. Our long-term incentive compensation program motivates executive officers to achieve our strategic objectives and deliver long-term value creation to our stockholders. Executive officers who influence long-term results have a greater proportion of their compensation tied to long-term performance.

•
Total compensation opportunities should reflect each executive’s level of responsibility and contribution to AAM. While the overall structure of compensation and benefit programs should be broadly similar across the Company, individual pay levels and benefit packages will reflect differences in job responsibilities, geography and marketplace considerations.

•
Stock ownership requirements for executive officers should align their interests with those of our stockholders. Our stock ownership requirements align our executive officers’ interests with those of stockholders and reinforce the importance of making sound long-term decisions. AAM’s executive officers are required to maintain a certain level of stock ownership based on their position.

Peer Group and Compensation Benchmarking

Determination of Comparative Peer Group

The Committee uses a comparative peer group in determining competitive pay levels and compensation structure, setting incentive pay opportunities and assessing Company performance relative to its peers in support of AAM’s executive compensation philosophy and objectives. The Committee annually reviews the composition of the comparative peer group and makes adjustments to reflect changes in the Company’s business as well as industry and market conditions.

Our current comparative peer group consists of the following companies:

A. O. Smith Corporation	Flowserve Corporation	Tower International Inc.
BorgWarner Inc. *	Kennametal Inc.	Trinity Industries, Inc.
Briggs & Stratton	Lear Corporation *	USG Corporation
Cooper-Standard Holdings, Inc.	Meritor Inc. *	Valmont Industries, Inc.
Dana Holding Corporation *	Regal-Beloit Corporation	Visteon Corporation *
Donaldson Company, Inc.	Tenneco Automotive Inc. *	Woodward Inc.
Federal-Mogul Corporation	Terex Corporation

* Included in our competitor peer group as disclosed in our 2016 annual report to shareholders.
Our competitor peer group also includes Autoliv Inc. and Magna International Inc.

The Committee selected this peer group based on guidance from the Committee’s independent compensation consultant, Meridian Compensation Partners, LLC. Our comparative peer group includes companies in automotive and related industries with comparable (1) revenues (between one-third and three times our revenues), (2) complexity of global business and operations and (3) market capitalization. This group also includes companies that compete with AAM for executive talent and companies included in the proxy advisory firms’ peer groups. AAM’s projected revenues are at approximately the median of the comparative peer group’s projected revenues.

The Committee annually reviews the comparative peer group to determine the appropriateness of the peer group considering the factors noted above. Based on an updated analysis of the peer group performed by Meridian during 2016, the Committee approved certain changes to the peer group to be used in the 2017 executive compensation benchmarking analysis. The changes to the peer group resulted in removing five of the current companies and adding six new companies. AAM’s projected revenues remain at approximately the median of the revised comparative peer group’s projected revenues.

Compensation Benchmarking

Generally, the Committee targets total direct compensation at approximately the 50th percentile of our comparative peer group. The Committee believes that this approach reflects a generally accepted benchmark of external competitiveness and supports our ability to attract and retain key executives.

Total direct compensation consists of base salary plus target annual and long-term incentive compensation. Total direct compensation for each NEO may be above or below the 50th percentile of our comparative peer group based on various factors, including an individual’s level of responsibility, demonstrated skills and experience, significance of position, contribution to Company performance, time in position, potential for advancement and internal pay equity considerations. The Committee generally sets performance objectives for annual and long-term incentive compensation so that targeted total direct compensation levels can be achieved only when target performance objectives are met. Consequently, actual pay may vary from targeted levels based on achieved performance against pre-established performance objectives.

Tally Sheets

Annually, the Committee reviews compensation tally sheets for each executive officer, including the NEOs. The tally sheets, which are prepared by management, provide a summary of the current amounts of each component of pay and a history of prior long-term incentive grants. The tally sheets also show estimates of potential payments and benefits that could be realized under various hypothetical termination scenarios. The tally sheets consist of information that is substantially similar to the information shown for each NEO in Potential Payments Upon Termination or Change in Control below. The Committee did not change the NEOs’ compensation based on its review of this information in 2016.

Total NEO Total Direct Compensation Pay Mix

The following chart illustrates the allocation of 2016 total direct compensation components at target for our CEO and for our other NEOs as a group as of December 31, 2016. This analysis highlights the Company’s emphasis on long-term and at-risk compensation.

Total NEO Compensation

For 2016, the Committee set total direct compensation for Mr. Dauch and Mr. Simonte at approximately the 50th percentile of the peer group. For Mr. May, who was appointed CFO in August 2015, the Committee set total direct compensation below the 50th percentile based on his limited time in this position. The levels of total direct compensation for Mr. Satine and Mr. Willemse were determined in consideration of internal pay equity for their positions. Accordingly, total direct compensation was set below the 50th percentile of the peer group for Mr. Satine and above the 50th percentile for Mr. Willemse.

Components of the AAM Compensation Program

The primary components of AAM’s executive compensation program for 2016 are summarized below:

Component	Key Characteristics	Purpose
Base Salary
* Part of competitive total compensation package

* Determined based on market comparative positions and individual performance, experience, time in position, professional development, contributions to the Company and internal equity considerations
* Provides base level of cash compensation for attracting and retaining executive talent
Annual Incentive Compensation	* Determined based on pre-established financial performance factors, including: - Operating income margin (50%) and - Net operating cash flow (50%)	* Provides an opportunity to earn a cash-based annual incentive award * Aligns with financial performance * Target awards vary based on position and other factors
Long-Term Incentive Compensation
Performance Shares (66%)
* Performance Shares tie a substantial portion of total compensation to the Company's future achievement of pre-established performance goals over a three-year performance period, including:

- EBITDA (33%)
- Relative TSR (33%)

 * Aligns the interests of executive officers with those of shareholders by providing a mix of equity compensation tied to financial and share performance

* Combined with the Company's vesting and stock ownership requirements, as well as a clawback feature, equity-based awards balance the goals of encouraging sustainable results over time and reward those results with appropriate levels of actual compensation

* Total target awards vary based on position and other factors

Restricted Stock Units (34%)	* Restricted Stock Units align awards with stock price performance and encourage executive retention with vesting after a three-year period
Retirement Benefits and Deferred Compensation	* Includes qualified and nonqualified defined benefit and defined contribution plans, as well as a nonqualified retirement plan and deferred compensation plan	* Provides income upon retirement including tax-deferred methods for general savings
Perquisites	* Primarily consists of the use of a Company-provided vehicle with AAM content	* Provides a limited supplement to total direct compensation

Base Salary. In the fourth quarter of each year, the Committee reviews base salaries for executive officers for the following calendar year. In determining 2016 base salaries for executive officers, the Committee reviewed benchmark data comparing pay levels of our executive officers with those of executives holding similar positions at companies in our comparative peer group. The Committee considered the recommendations of Mr. Dauch in determining other NEO base salaries. The Committee approved 2016 base salaries as follows:

	Base Salary
	2016	2015	% Change
David C. Dauch	$1,150,000	$1,150,000	—%
Christopher J. May (effective March 1, 2016)	$400,000	$350,000	14%
Michael K. Simonte	$640,000	$640,000	—%
Alberto L. Satine	$510,000	$510,000	—%
Norman Willemse	$450,000	$450,000	—%

In 2016, the Committee approved an increase to Mr. May’s base salary to bring it closer the 50th percentile of the CFO positions among companies in our comparative peer group. Mr. May was appointed CFO in August 2015 and therefore, the Committee set his initial base salary below the 50th percentile subject to further review in 2016. The Summary Compensation Table shows the base salary earned in 2016 for each NEO.

Annual Incentive Compensation. Each NEO’s annual incentive compensation is based on achieved results against pre-established financial targets approved by the Committee and established under AAM’s Incentive Compensation Plan for Executive Officers. Payment of annual cash incentive awards is permitted to the extent the Company meets or exceeds threshold performance levels and reports positive net income. Subject to 162(m) of the Internal Revenue Code, the Committee may make discretionary adjustments if it determines that the achievement of performance targets for a plan year do not reflect the true performance of the Company due to unanticipated circumstances specified in the plan.

The table below shows the 2016 target annual incentive opportunities for our NEOs, stated as a percentage of base salary:

	Target Annual Incentive Opportunity
	2016	2015
David C. Dauch	125%	125%
Christopher J. May	60%	54%
Michael K. Simonte	100%	88%
Alberto L. Satine	80%	68%
Norman Willemse	80%	68%

The annual incentive target opportunities for Mr. May, Mr. Simonte, Mr. Satine and Mr. Willemse were increased effective August 1, 2015 in connection with promotions to their new leadership positions.

Amendment and Restatement of Annual Incentive Plan

In February 2016, the Committee approved the use of operating income margin as an additional performance measure for annual incentives awarded under the Annual Incentive Plan for Executive Officers. The Committee selected this additional performance measure to more closely align compensation with our business strategy of exceptional operating performance. By removing the impact of financing and tax activities, this metric more effectively aligns incentive opportunities with operational performance objectives. This pre-tax earnings measure is more prevalent among companies in our comparative peer group. The plan will continue to include net income as a percentage of sales, net operating cash flow and return on invested capital as available performance measures.

In support of the Company’s 2016 goals and objectives, the Committee approved the use of net operating cash flow and operating income margin, each with equal weighting, as the performance metrics for determining 2016 annual cash incentives. These performance metrics were selected for the following reasons:

•	net operating cash flow is an important financial metric for AAM due to its impact on liquidity, debt reduction and stockholder value creation;

•	increasing net operating cash flow is also key to achieving credit rating upgrades, which has a favorable impact on the Company’s cost of future financing; and

•	operating income is a key indicator of financial and operational performance.

Net operating cash flow is defined as net cash provided by or used in operating activities less capital expenditures net of proceeds from the sale of property, plant and equipment and from government grants.

2016 Annual Incentive Performance

In the fourth quarter of 2015, in conjunction with a review of the Board-approved annual budget, the Committee set 2016 performance targets for the net operating cash flow and operating income margin performance metrics as follows:

	Weighting	Threshold (Payout 50%)	Target (Payout 100%)	Maximum (Payout 200%)	2016 Actual Performance
Net Operating Cash Flow	50%	$82.5 million	$110.0 million	$126.5 million	$198.6 million(1)
Operating Income Margin	50%	6.72%	8.96%	10.30%	10.31%(2)

(1) Excludes the impact of cash paid for restructuring and acquisition-related costs of $9.5 million.
(2) Excludes the impact of restructuring, acquisition-related and asset impairment costs of $26.2 million.

The target for each performance metric was set at budget. The threshold performance was set at 75% of target and the maximum performance was set at 115% of target. In determining these performance and payout levels, the Committee considered an annual incentive plan market analysis performed by Meridian that compared the Company’s performance and payout levels to those used by companies in our comparative peer group and among a broader industry group.

The Committee considered the effectiveness of the annual incentive plan design to drive desired levels of performance. The Committee concluded that the threshold performance levels should be set at a percentage of target that would drive a higher minimum level of performance, resulting in the achievement of a greater payout of 50% (previously 25%). In addition, the Committee set the maximum levels to reward exceptional performance deserving of a 200% payout. The 2016 annual incentive performance and payout levels are consistent with market practices based on Meridian’s analysis.

The operating income margin performance levels were also compared to that of our competitor peer group for the three most recent fiscal years. The target performance level was set at a level to meet the performance of the top one-third of our competitor peer group.

Based on the weighting of each performance metric, the 2016 annual incentive awards resulted in a payout of 200% of target. No discretionary increases were made to 2016 annual incentive payouts for any NEO. The annual incentive awards paid are shown in the Summary Compensation Table.

Long-Term Incentive Compensation. The table below shows the 2016 target long-term incentive opportunities for our NEOs:

	2016 Target Long-Term Incentive Opportunity
	($)(1)	%(2)
David C. Dauch	4,600,000	400%
Christopher J. May	400,000	100%
Michael K. Simonte	1,472,000	230%
Alberto L. Satine	765,000	150%
Norman Willemse	675,000	150%

(1) Amounts reflect the value the Committee considered when granting the awards for 2016. These amounts differ from the value of the awards shown in the 2016 Summary Compensation Table and Grants of Plan-Based Awards Table because those tables reflect the probable outcome of the performance metrics for the performance shares.
(2) Stated as a percentage of base salary.

Mr. Dauch’s LTI opportunity was increased to 400% from 375% of base salary effective January 1, 2016. The Committee approved this increase in consideration of the Company’s financial performance and Mr. Dauch’s leadership in strengthening AAM’s management team and advancing product technology and innovation. In addition, Mr. Dauch’s LTI opportunity has been increased to 450% for 2017. In determining Mr. Dauch’s 2017 LTI target and in consultation with Meridian, the Committee considered, among other factors, market data provided by Meridian, the strong leadership exhibited by Mr. Dauch in positioning AAM to achieve its strategic objectives, and the outstanding operational and financial performance of the Company in 2016.

The target LTI opportunities for Mr. May (from 60%), Mr. Simonte (from 200%), Mr. Satine (from 120%) and Mr. Willemse (from 100%) were increased for 2016 awards in connection with their appointments to new positions.

2016 Long-Term Incentives

The Committee determined the LTI program and each NEO’s target LTI opportunity for 2016 in consideration of peer group data, market trends, pay-for-performance alignment and executive retention. Under the 2016 LTI program, each NEO was granted performance shares of 66% and RSUs of 34% of the NEO’s target LTI value. RSU awards vest in full on the third anniversary of the grant date and are payable in shares. These awards were granted under the Amended and Restated AAM 2012 Omnibus Incentive Plan (2012 Omnibus Incentive Plan).

Performance share awards are subject to two equally weighted three-year performance metrics: (1) cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) margin and (2) relative total shareholder return (TSR). The Committee selected EBITDA margin because it is a key indicator of our financial and operational performance and is useful in analyzing entity valuation. The Committee selected relative TSR because of its alignment with stock price performance. This TSR performance metric is designed to motivate executive officers to build long-term value for our stockholders. The EBITDA and relative TSR performance measures also complement the metrics we use to determine payouts under our annual incentive program.

The following table shows the threshold, target and maximum EBITDA margin and relative TSR performance levels to be used in determining the payouts for these awards for the performance period January 1, 2016 through December 31, 2018. These performance levels were designed to drive a level of performance in the top one-half of our competitor peer group. The competitor peer group consists of companies listed above in Peer Group and Compensation Benchmarking.

	EBITDA Margin Performance Measure		Relative TSR Performance Measure
Performance Level	3 Year Cumulative EBITDA Margin	Percent of Target Award Opportunity Earned	Company's TSR Percentile Rank	Percent of Target Award Opportunity Earned
Threshold	10%	25%	35th	50%
Target	12%	100%	50th	100%
Maximum	15%	200%	75th	200%

Payout of 2014 Performance Share Awards

The performance period for performance shares granted in 2014 ended on December 31, 2016. The final number of shares earned was based on EBITDA margin and relative TSR over the three-year performance period as follows:

	Actual Performance	%of Target Shares Earned	Award Weighting	Weighted Payout
EBITDA Margin	14.7%(1)	191%	50%	96%
Relative TSR	22nd percentile	—%	50%	—%
		Final Payout as a % of Target		96%

(1) Excludes the impact of a settlement charge related to certain terminated vested participants under our defined benefit U.S. pension plans and restructuring and acquisition-related costs. See Reconciliation of Non-GAAP and GAAP Information.

Equity Grant Practices

AAM generally makes equity grants to its executive officers and other executives on an annual basis, subject to the approval of the Committee. Grants are typically made in the first quarter of each year to coincide with the communication to executive officers of their annual cash incentive awards for the previous year’s performance. This timing increases the impact of the awards by strengthening the link between pay and performance. AAM has never allowed backdating, spring loading or other timing of option grants with the release of material non-public information. Currently, stock options are not used as a vehicle for long-term incentive awards under our compensation programs.

Benefits. Our NEOs participate in the same benefit and retirement plans in which our U.S. salaried associates participate. A group of approximately 60 senior executives, including the NEOs, also receive supplemental life, supplemental disability and umbrella liability insurance benefits. Our NEOs are eligible to participate in AAM’s qualified and nonqualified defined benefit pension plans and defined contribution plans. They are also eligible to participate in a nonqualified deferred compensation plan that permits deferrals of a portion of base salary and/or annual cash incentive compensation on a pretax basis. These plans are described in the Pension Benefits and Nonqualified Deferred Compensation sections below.

Perquisites. AAM provides a limited number of perquisites to senior executives, including our NEOs. AAM does not pay for country club memberships. Senior executives are eligible for the use of a Company-provided vehicle with AAM content. Mr. Dauch has the use of two Company-provided vehicles. Occasionally, the Company invites spouses of AAM executives to attend Company business events and pays for the spouse’s travel and related non-business expenses. The Company reimburses the executive for taxes attributable to the income associated with this benefit. We do not otherwise provide tax gross ups for executives except for those available for all salaried associates generally. Perquisites are further described in the footnotes to the Summary Compensation Table.

Employment Agreements

The terms of Mr. Dauch’s and Mr. Simonte’s employment agreements are described in the Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table and Potential Payments Upon Termination or Change in Control.

Change in Control Plan

The AAM Executive Officer Change in Control (CIC) Plan provides eligible executive officers severance payments and benefits in the event of termination of employment on or within two years following a CIC. Mr. Dauch and Mr. Simonte do not participate in the CIC Plan due to the severance payments and benefits provided under each of their employment agreements.

The Board believes the CIC Plan enhances stockholder value by encouraging executive officers to consider CIC transactions that may be in the best interests of the Company and our stockholders while keeping them neutral to potential job loss. The Board also believes that the CIC Plan is aligned with competitive market practices and will help to retain key talent. Severance benefits provided to our NEOs are described under Potential Payments Upon Termination or Change in Control.

Executive Compensation Recoupment (Clawback) Policy

The clawback policy authorizes the Committee to determine whether to require recoupment of performance-based incentive compensation actually paid or awarded to any executive officer if certain conditions are met. For purposes of this policy, performance-based compensation includes all annual incentives for periods beginning with the 2014 fiscal year and long-term incentives awarded after January 1, 2014, whether paid in cash or equity, to the extent the awards are determined based on the Company’s financial performance.

The Committee may require recoupment if the executive officer engaged in fraud or intentional misconduct that caused or contributed to the need for a material restatement of the Company’s financial statements filed with the SEC. If the Committee determines that any performance-based compensation paid or awarded to the executive officer would not have been awarded or would have been awarded at a lower amount had it been calculated based on such restated financial statements (adjusted compensation), the Committee may seek to recover for the benefit of the Company the excess of the awarded compensation over the adjusted compensation (excess compensation). In deciding whether to seek recovery of excess compensation from the executive officer, the Committee will consider the factors it deems relevant under the circumstances and whether the assertion of a claim is in the best interests of the Company.

Executive Officer Stock Ownership Requirements

 A fundamental objective of our compensation program is for executive officers to own AAM stock in order to align their interests with those of our stockholders and to reinforce the importance of making sound long-term decisions. The Company’s current stock ownership requirements are as follows:

Multiple of Base Salary
Chief Executive Officer	6
Chief Financial Officer; President	3
Senior Vice President	2

Executive officers have five years to meet these requirements or, for new executive officers, five years from the date of appointment. Shares owned directly, unvested RSUs and performance shares (at target) count toward the requirement while unexercised stock options are not included. These ownership levels must be maintained as long as the person is an executive officer of AAM. NEOs who have not met these requirements may not sell shares.

The Committee annually reviews each executive officer’s stock ownership level according to this policy. Each NEO has met or is on track to meet the ownership requirements established for his position.

Anti-hedging and Anti-pledging Policy

AAM prohibits employees and non-employee directors from entering into transactions that may result in a financial benefit if our stock price declines, or any hedging transaction involving our stock, including but not limited to the use of financial derivatives, short sales or any similar transactions. Pledging of Company stock is also prohibited.

Tax Deductibility of Compensation

In general, the compensation awarded to NEOs will be taxable to the executive and will give rise to a corresponding corporate deduction at the time the compensation is paid. Section 162(m) of the Code precludes a public corporation from taking a tax deduction for annual compensation in excess of $1 million paid to the CEO or to other NEOs other than the CFO. One exception applies to performance-based compensation paid pursuant to stockholder-approved employee benefit plans. Performance-based compensation is compensation that is paid only if the individual’s performance meets pre-established objective performance goals based on performance criteria approved by our stockholders.

Although deductibility of compensation is preferred, tax deductibility is not the primary objective of our compensation programs. The Committee may decide to pay compensation or grant awards that serve the objectives of our executive compensation program even though such compensation or awards may not be deductible by the Company.

The annual incentives and long-term incentive performance share awards granted in 2016 to our NEOs are intended to comply with the performance-based compensation exemption under Section 162(m). RSUs granted to NEOs in 2016, although not deductible, were considered to be the appropriate vehicle for a portion of the long-term incentive component of our executive compensation program.

2017 Changes to Executive Compensation Program

In 2017, we made the following changes to our executive compensation program:

•	The Board proposed an amendment to the 2012 Omnibus Incentive Plan that included the following:

•	Minimum one-year vesting of awards;

•	Non-employee director pay limits;

•	Prohibition of share recycling on stock options; and

•	Prohibition of the payout of dividend equivalents before awards are vested.

•
In anticipation of the proposed acquisition of MPG, the Committee approved a new custom peer group for benchmarking executive compensation that took into consideration the expected increase in projected AAM revenues. In February 2017, based on Meridian’s benchmark analysis, the Committee approved adjustments to the components of NEO and non-employee director compensation which will not be implemented until the successful closing of the acquisition of MPG.

•	Increased stock ownership requirements for the CEO and certain other NEOs and increased stock ownership guidelines for non-employee directors.

Reconciliation of Non-GAAP and GAAP Information

AAM has included in this Amendment adjusted operating income margin, adjusted net operating cash flow and adjusted EBITDA, which are financial metrics used in our Incentive Compensation Plan for Executive Officers and the 2012 Omnibus Incentive Plan. These metrics are non-GAAP financial measures. Such information is reconciled to its closest GAAP measure in the tables below in accordance with Securities and Exchange Commission rules.

Management believes that these non-GAAP financial measures are useful to both management and its stockholders in their analysis of the Company's business and operating performance. Management also uses this information for operational planning and decision-making purposes. Non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

2016 Annual Incentive Performance Metrics
Twelve Months Ended
December 31,
2016
Adjusted Operating Income Margin:	(in millions)
Operating income, as reported	$380.7
Restructuring and acquisition-related costs	26.2
Adjusted operating income	$406.9

Net sales, as reported	$3,948.0

Adjusted operating income margin	10.31%

Net Operating Cash Flow:
Cash provided by operations, as reported	$407.6
Purchases of property, plant and equipment	(223.0)
Proceeds from sale of property, plant and equipment	1.7
Proceeds from government grants	2.8
Cash paid for restructuring and acquisition-related costs	9.5
Net operating cash flow	$198.6

2014 Long-term Incentive Performance Metric

	Twelve Months Ended
	December 31,
	2016	2015	2014
Earnings before interest expense, income taxes and depreciation and amortization (EBITDA) and Adjusted EBITDA:	(in millions)
Net income	$240.7	$235.6	$143.0
Interest expense	93.4	99.2	99.9
Income tax expense	58.3	37.1	33.7
Depreciation and amortization	201.8	198.4	199.9
EBITDA	$594.2	$570.3	$476.5
Restructuring and acquisition-related costs	26.2	—	—
Debt refinancing and redemption costs	—	0.8	—
Non-recurring items(1)	(1.0)	—	35.5
Adjusted EBITDA	$619.4	$571.1	$512.0

Net sales, as reported	$3,948.0	$3,903.1	$3,696.0

Adjusted EBITDA margin	15.7%	14.6%	13.9%

3-year cumulative EBITDA margin	14.7%
(1) Includes for 2016 the impact of an investment gain related to the final distribution of the Reserve Yield Plus Fund. Also includes for 2014 the impact of a settlement charge related to certain terminated vested participants under our defined benefit U.S. pension plans.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, we recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment 1 to Form 10-K.

Compensation Committee of the Board of Directors

Elizabeth A. Chappell, Chair
William L. Kozyra
James A. McCaslin
Samuel Valenti III

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of our named executive officers (NEOs) for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014 to the extent they served as our NEOs in such years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Options Awards ($)	Non-Equity Incentive Plan Compen- sation(3) ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compen- sation(5) ($)	Total ($)
David C. Dauch(1)Chairman & Chief Executive Officer	2016	1,150,000	—	5,617,069	—	2,875,000	1,385,652	74,599	11,102,320
	2015	1,150,000	—	5,348,595	—	5,447,875	1,201,615	67,131	13,215,216
	2014	1,100,000	—	4,454,330	—	2,638,120	1,081,679	75,189	9,349,318
Christopher J. May Vice President & Chief Financial Officer	2016	391,667	—	488,450	—	480,000	231,058	47,641	1,638,816
	2015	292,505	—	148,344	—	297,646	107,445	44,199	890,139

Michael K. Simonte President	2016	640,000	—	1,797,486	—	1,280,000	397,940	50,836	4,166,262
	2015	603,192	—	1,431,050	—	1,773,967	347,876	52,561	4,208,646
	2014	560,100	—	1,296,049	—	961,046	375,597	52,666	3,245,458
Alberto L. Satine President Driveline	2016	510,000	—	934,146	—	814,500	280,651	58,130	2,597,427
	2015	482,875	—	689,895	—	899,225	224,587	52,473	2,349,055
	2014	450,000	—	624,777	—	498,640	237,798	41,032	1,852,247
Norman Willemse President Metal Formed Products	2016	450,000	—	824,283	—	720,000	236,980	33,925	2,265,188
	2015	426,667	—	508,544	—	743,575	169,498	32,065	1,880,349
	2014	375,767	—	445,473	—	445,467	135,322	48,459	1,450,488

(1)	Compensation of Mr. Dauch is based solely on employment as an executive officer. He received no compensation for serving as a director.

(2)
Reflects the grant date fair value of restricted stock units and performance share awards made during fiscal year 2016 calculated in accordance with FASB ASC 718 (without any reduction for risk of forfeiture) as determined based on applying the assumptions used in our financial statements. See Note 7 to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards. Assuming the maximum performance levels are achieved for the performance share awards granted on March 4, 2016, the maximum value of performance share awards would be $6,072,014 for Mr. Dauch, $528,015 for Mr. May, $1,943,069 for Mr. Simonte, $1,009,801 for Mr. Satine and $891,052 for Mr. Willemse based on grant date fair value. These amounts may not reflect the actual value realized upon vesting or settlement, if any.

(3)	Reflects amounts earned under the AAM Incentive Compensation Plan for Executive Officers for 2016.

(4)
Reflects the annualized increase in pension value under the Salaried Retirement Program, the Albion Pension Plan and the Supplemental Executive Retirement Program (SERP). See Pension Benefits Table below. There are no above-market or preferential earnings on compensation deferred under our Executive Deferred Compensation Plan.

(5) The components of All Other Compensation for 2016 are as follows:

Name	Employer 401(k) Match Contributions(a) ($)	Retirement Contributions(b) ($)	Executive Life Insurance Premiums(c) ($)	Company-Provided Vehicles(d) ($)	Tax Gross Ups for Spousal Travel(e) ($)	Other(f) ($)	Total ($)
David C. Dauch	12,698	13,250	12,179	28,790	1,474	6,208	74,599
Christopher J. May	12,975	13,250	1,924	18,892	—	600	47,641
Michael K. Simonte	13,250	13,250	6,309	17,427	—	600	50,836
Alberto L. Satine	12,975	13,250	8,088	23,217	—	600	58,130
Norman Willemse	12,865	13,250	6,536	—	674	600	33,925

(a)Includes employer matching contributions under AAM’s 401(k) plan.
(b)Includes employer retirement contributions under AAM’s 401(k) plan.
(c)Includes executive life insurance premiums paid by the Company.

(d)
Includes personal use of Company-provided vehicles. The aggregate incremental cost of Company-provided vehicles is based on total vehicle cost if business use of the vehicle is less than 50%. For Mr. Dauch, includes the cost of personal use of a second Company-provided vehicle.

(e)	Includes amounts reimbursed for taxes attributable to the income associated with the cost of travel for spouse accompanying the NEO to Company business meetings and events.

(f)
For Mr. Dauch, includes the cost of travel for spouse accompanying him to Company business meetings or events, personal umbrella liability insurance premiums, cost of an executive physical and meals provided during business hours. For Mr. May, Mr. Simonte, Mr. Satine and Mr. Willemse, includes the cost of personal umbrella liability insurance premiums.

GRANTS OF PLAN-BASED AWARDS

Annual and long-term incentive awards granted in 2016 to the NEOs are shown in the following table. The annual and long-term incentive compensation programs are described in the Compensation Discussion and Analysis and the Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table below.

Name	Grant Date	Approval Date	Estimated Future Payouts under Non Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	Grant Date Fair Value of Stock and Option Awards(4) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David C. Dauch
Annual Incentive	1/1/2016	12/8/2015	718,750	1,437,500	2,875,000	—	—	—	—	—
Performance Shares (TSR)	3/4/2016	2/3/2016	—	—	—	49,190	98,380	196,760	—	1,294,857
Performance Shares (EBITDA)	3/4/2016	2/3/2016	—	—	—	24,595	98,380	196,760	—	2,758,212
Restricted Stock Units	3/4/2016	2/3/2016	—	—	—	—	—	—	101,361	1,564,000
Christopher J. May
Annual Incentive	1/1/2016	12/8/2015	120,000	240,000	480,000	—	—	—	—	—
Performance Shares (TSR)	3/4/2016	2/3/2016				4,278	8,555	17,110		112,599
Performance Shares (EBITDA)	3/4/2016	2/3/2016				2,139	8,555	17,110		239,851
Restricted Stock Units	3/4/2016	2/3/2016	—	—	—	—	—	—	8,814	136,000
Michael K. Simonte
Annual Incentive	1/1/2016	12/8/2015	320,000	640,000	1,280,000	—	—	—	—	—
Performance Shares (TSR)	3/4/2016	2/3/2016	—	—	—	15,741	31,482	62,964	—	414,359
Performance Shares (EBITDA)	3/4/2016	2/3/2016	—	—	—	7,871	31,482	62,964	—	882,639
Restricted Stock Units	3/4/2016	2/3/2016	—	—	—	—	—	—	32,436	500,488
Alberto L. Satine
Annual Incentive	1/1/2016	12/8/2015	204,000	408,000	816,000	—	—	—	—	—
Performance Shares (TSR)	3/4/2016	2/3/2016	—	—	—	8,181	16,361	32,722	—	215,340
Performance Shares (EBITDA)	3/4/2016	2/3/2016	—	—	—	4,090	16,361	32,722	—	458,702
Restricted Stock Units	3/4/2016	2/3/2016	—	—	—	—	—	—	16,857	260,104
Norman Willemse
Annual Incentive	1/1/2016	12/8/2015	180,000	360,000	720,000	—	—	—	—	—
Performance Shares (TSR)	3/4/2016	2/3/2016	—	—	—	7,219	14,437	28,874	—	190,017
Performance Shares (EBITDA)	3/4/2016	2/3/2016	—	—	—	3,609	14,437	28,874	—	404,760
Restricted Stock Units	3/4/2016	2/3/2016	—	—	—	—	—	—	14,874	229,506

(1)	Reflects annual incentive awards granted under the AAM Incentive Compensation Plan for Executive Officers.

(2)
Reflects performance share awards granted under the 2012 Omnibus Incentive Plan. The awards are payable in common stock based on the Company’s EBITDA margin and relative TSR performance, each weighted 50%, over the 3-year performance period January 1, 2016 through December 31, 2018.

(3)
Reflects RSUs granted under the 2012 Omnibus Incentive Plan. The awards are payable in common stock, contingent upon continued employment through the 3-year vesting period. No options were granted in 2016.

(4)
Reflects the full grant date fair value of performance share awards and RSUs made during fiscal year 2016 calculated in accordance with FASB ASC 718 (without any reduction for risk of forfeiture) as determined based on applying the assumptions used in our financial statements. See Note 7 to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Our employment agreements with Mr. Dauch as CEO and Mr. Simonte as President provide for the following compensation and benefits as of December 31, 2016:

	CEO Employment Agreement	President Employment Agreement
Base Salary	$1,150,000 effective January 1, 2015, subject to annual review and increase by the Compensation Committee.	$640,000 effective August 1, 2015, subject to annual review and increase by the Compensation Committee.
Annual Incentive	Participation in the annual incentive plan for executive officers. Target opportunity of 125% of base salary, subject to the annual review and increase by the Compensation Committee.	Participation in the annual incentive plan for executive officers. Target opportunity of 100% of base salary, subject to annual review and increase by the Compensation Committee.
Long-Term Incentive	Participation in the long-term incentive plans for executive officers. Target opportunity of 400% for 2016, subject to annual review and increase by the Compensation Committee.	Participation in the long-term incentive plans for executive officers. Target opportunity of 230% for 2016, subject to annual review and increase by the Compensation Committee.
Other Benefits
Participation in plans applicable to executive officers. Retiree medical, dental and vision coverage equivalent to the benefit levels offered in the Company's group health care plans for salaried associates as of September 1, 2012.
Participation in plans applicable to executive officers.
Term	Initial term expired August 31, 2015. Additional one-year extensions unless either party provides 60 days' written notice of intent not to renew.	Initial term is August 1, 2015 through July 31, 2018. Additional one-year extensions unless either party provides 60 days' written notice of intent not to renew.

Mr. Dauch and Mr. Simonte are also entitled to certain payments and benefits in the event of termination of employment under the scenarios described below in Potential Payments Upon Termination or Change in Control.

Annual Incentive Awards

In 2016, annual incentive awards were granted under the AAM Incentive Compensation Plan for Executive Officers. Net operating cash flow and operating income margin were selected as performance metrics for these awards. The maximum payout for each performance metric is 200%. See Annual Incentive Compensation in the CD&A.

Long-Term Incentive Awards

In 2016, the Company granted long-term incentive awards to NEOs in the form of RSUs and performance share awards. The terms of these awards are described in Long-Term Incentive Compensation in the CD&A.

2016 Awards Granted Under the 2012 Omnibus Incentive Plan

Restricted Stock Units (RSUs). The RSUs granted on March 4, 2016 to NEOs vest in three years. All RSUs are payable in common stock.

Performance Share Awards. The performance share awards granted to NEOs on March 4, 2016 are based upon the attainment of certain EBITDA margin performance targets and relative TSR over a three-year performance period beginning January 1, 2016 through December 31, 2018. The performance share awards represented 66% of the total LTI award opportunity for executive officers. One-half of the 2016 performance share payouts, or 33% of the total LTI award, earned will be measured by EBITDA margin performance and one-half, or 33% of the total LTI award, will be measured by relative TSR performance over a three-year period. TSR performance share payouts will be capped if the Company’s TSR is negative for the three-year period. All performance shares are payable in common stock.

The following tables illustrate the threshold, target and maximum performance levels for determining 2016 award payouts for each performance measure.

	EBITDA Margin Performance Measure		Relative TSR Performance Measure
Performance Level	3-Year Cumulative EBITDA Margin	Percent of Target Award Opportunity Earned	Company TSR Percentile Rank	Percent of Target Award Opportunity Earned
Threshold	10%	25%	35th	50%
Target	12%	100%	50th	100%
Maximum	15%	200%	75th	200%

Payout of 2014 Performance Share Awards

The performance period for performance shares granted in 2014 ended on December 31, 2016. The final number of shares earned was based on EBITDA margin and relative TSR over the three-year performance period as follows:

	Actual Performance	%of Target Shares Earned	Award Weighting	Weighted Payout
EBITDA Margin	14.7%(1)	191%	50%	96%
Relative TSR	22nd percentile	—%	50%	—%
		Final Payout as a % of Target		96%

(1) Excludes the impact of a settlement charge related to certain terminated vested participants under our defined benefit U.S. pension plans and restructuring and acquisition related costs. See Reconciliation of Non-GAAP and GAAP Information in the CD&A.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(8)
David C. Dauch	13,000	26.02	3/14/2017	66,447(3)	1,282,427
				58,070(4)	1,120,751
				101,361(5)	1,956,267
						28,181(6)	543,893
						112,724(6)	2,175,573
						49,190(7)	949,367
						196,760(7)	3,797,468
Christopher J. May	—	—	—	7,310(3)	141,083
				5,875(4)	113,388
				8,814(5)	170,110
						4,278(7)	82,565
						17,110(7)	330,223
Michael K. Simonte	10,000	26.02	3/14/2017	19,334(3)	373,146
				15,537(4)	299,864
				32,436(5)	626,015
						7,540(6)	145,522
						30,160(6)	582,088
						15,741(7)	303,801
						62,964(7)	1,215,205
Alberto L. Satine	8,000	26.02	3/14/2017	9,320(3)	179,876
				7,490(4)	144,557
				16,857(5)	325,340
						3,635(6)	70,156
						14,540(6)	280,622
						8,181(7)	157,893
						32,722(7)	631,535
Norman Willemse	9,700	10.08	6/25/2018	6,645(3)	128,249
				5,521(4)	106,555
				14,874(5)	287,068
						2,680(6)	51,724
						10,718(6)	206,857
						7,219(7)	139,327
						28,874(7)	557,268

(1)	All outstanding options are vested as of December 31, 2016.

(2)	Reflects value of outstanding RSUs at $19.30, the closing price of AAM common stock on December 30, 2016.

(3)	Reflects RSUs granted on March 6, 2014 that vested on March 6, 2017.

(4)	Reflects RSUs granted on March 2, 2015. RSUs vest three years from the date of grant.

(5)	Reflects RSUs granted on March 4, 2016. RSUs vest three years from the date of grant.

(6)
Reflects performance shares granted on March 2, 2015 for the performance period January 1, 2015 through December 31, 2017 that would be paid out at the end of the performance period based on actual performance through December 31, 2016. The TSR award amounts reflect a threshold payout and the EBITDA award amounts reflect a maximum payout. Payouts will be determined at the end of the performance period based on actual performance.

(7)
Reflects performance shares granted on March 4, 2016 for the performance period January 1, 2016 through December 31, 2018 that would be paid out at the end of the performance period based on actual performance through December 31, 2016. The TSR award amounts reflect a threshold payout and the EBITDA award amounts reflect a maximum payout. Payouts will be determined at the end of the performance period based on actual performance.

(8)
Reflects the value of 2015 and 2016 performance shares based on performance through December 31, 2016 as described above in footnotes (6) and (7) multiplied by $19.30, the closing price of AAM common stock on December 30, 2016.

OPTIONS EXERCISED AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting(3) ($)
David C. Dauch	—	—	260,869	4,501,923
Christopher J. May	—	—	9,678	149,332
Michael K. Simonte	—	—	78,628	1,351,939
Alberto L. Satine	—	—	34,273	595,698
Norman Willemse	—	—	24,909	432,024

(1)	No stock options were exercised by the NEOs in 2016.

(2)
Reflects the number of shares vested in March 2016 under RSU awards granted in March 2013. Also, includes the number of performance shares earned for the performance period ending December 31, 2016 due to performance criteria being satisfied.

(3)
Reflects the number of shares underlying vested RSUs multiplied by the closing market price of AAM common stock on the vesting date. Also, includes the number of performance shares earned for the period ending December 31, 2016 multiplied by the closing market price of AAM common stock at December 30, 2016.

PENSION BENEFITS

The NEOs are eligible to participate in pension plans that provide benefits based on years of service and pay. The following table shows the value of the benefits accumulated by the NEOs and their years of credited service under AAM’s Salaried Retirement Program (SRP), the Albion Pension Plan and AAM’s Supplemental Executive Retirement Program (SERP), each effective as of December 31, 2016.

Name	Plan Name	Number of Years of Credited Service(1) (#)	Present Value of Accumulated Benefit(2) ($)
David C. Dauch	AAM Retirement Program for Salaried Employees	11.5000	364,791
	AAM Supplemental Executive Retirement Program	21.5000	5,172,154
Christopher J. May	AAM Retirement Program for Salaried Employees	12.5000	158,884
	AAM Supplemental Executive Retirement Program	22.5000	620,619
Michael K. Simonte	AAM Retirement Program for Salaried Employees	8.0833	243,377
	AAM Supplemental Executive Retirement Program	18.0833	1,868,966
Alberto L. Satine(3)	AAM Retirement Program for Salaried Employees	10.5833	652,737
	AAM Supplemental Executive Retirement Program	15.5833	770,951
Norman Willemse(4)	Albion Pension Plan	6.3333	313,773
	AAM Supplemental Executive Retirement Program	15.5000	815,834

(1)
The years of credited service are through December 31, 2016. Benefits under the SRP were frozen effective December 31, 2006 for Mr. Dauch, Mr. May and Mr. Simonte. Benefits under the SRP were frozen effective December 31, 2011 for Mr. Satine. As a result, credited service under the SRP is less than actual service with the Company. Credited service under the SERP reflects actual years of service with the Company, including for Mr. Willemse his years of service with our UK subsidiary, Albion Automotive Limited.

(2)
The values shown are based on benefits deferred to the earliest age at which unreduced benefits are payable. The assumptions used to calculate the actuarial present value of accumulated benefits are the same assumptions used in our audited consolidated financial statements for the fiscal year ended December 31, 2016 and assume continued employment until unreduced retirement age is attained. For material assumptions used, see Note 6 to the audited consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

(3)
Mr. Satine was eligible to retire on December 31, 2016 under both the SRP and the SERP. He qualifies for a reduced benefit of approximately 88% of the unreduced benefit under the SRP and the lump sum benefit under the SERP.

(4)
Mr. Willemse is not a participant in the SRP. Mr. Willemse was eligible to retire on December 31, 2016 under both the Albion Pension Plan and the SERP. He qualifies for the lump sum benefit under the SERP.

Salaried Retirement Program (SRP). The annual retirement benefit payable to each executive, commencing on retirement at or after age 65, equals the sum of the executive’s contributions plus an additional benefit based on the executive’s average monthly salary (determined as the average of the executive’s base salary in the highest 60 months during his final 10 years of service) and years of credited service. Benefits under the SRP may be paid as a single life annuity or, upon election, in the form of a joint and survivor annuity with a reduction in the amount of the annual benefit. The SRP is a qualified plan subject to Internal Revenue Code (IRC) limitations on benefits and is subject to Employee Retirement Income Security Act of 1974.

Effective December 31, 2006, the SRP was amended to freeze benefits at current levels for associates who were not eligible to retire by December 1, 2011. Associates who were eligible for early or normal retirement on or before December 31, 2011 continued to accrue benefits through December 31, 2011.

Albion Pension Plan. Our Albion Automotive Limited subsidiary provides pension benefits under the Albion Pension Plan for its salaried associates. Mr. Willemse is a participant in this plan based on his former employment with this subsidiary. The annual retirement benefit payable, commencing on retirement at or after age 65, is based on the participant’s average salary (as defined in the plan during the final 10 years of service with Albion Automotive Limited), years of pensionable service and the percentage of participant contributions made to the plan. The participant may elect benefits to be in the form of an annuity or to receive a portion of the benefit payable in a lump sum.

Supplemental Executive Retirement Program (SERP). Executive officers who are grandfathered under the SRP are eligible to receive the basic form of pension benefit under the SERP upon retirement. In addition, the executive may be eligible to receive the alternative form of benefit, if greater than the basic benefit, upon retirement at or after age 62. The executive must have at least 10 years of credited service to receive either form of benefit under the SERP.

The total monthly benefit payable under the basic form of SERP is equal to the following amount:

•
Two percent of the executive’s average monthly salary calculated as of December 31, 2011 (as determined for the SRP excluding the limitations as specified under the IRC), multiplied by the executive’s years of credited service; less

•
The benefit payable to the executive under the SRP (without reduction for survivor benefits), plus 2% of the maximum monthly social security benefit payable at age 65 multiplied by the executive’s years of credited service.

The Compensation Committee has discretion to reduce or eliminate the amount payable under the alternative form of benefit. Subject to the Compensation Committee’s discretion, the total monthly benefit payable under the alternative form of SERP is equal to the following amount:

•
1.5% of the executive’s average monthly salary calculated as of December 31, 2011 (as determined for the SRP excluding the limitations as specified under the IRC) and average monthly incentive compensation as of December 31, 2011 (determined as the average of the highest five of the executive’s last 10 annual cash incentive awards, divided by 12) multiplied by the executive’s years of credited service; less

•	The benefit payable to the executive under the SRP (without reduction for survivor benefits), plus the maximum monthly social security benefit payable at age 65.

SERP benefits payable under the basic and alternative forms are generally paid as a single life annuity. If the executive’s spouse is eligible for survivor benefits under the SRP; however, the executive’s monthly SERP benefit will be reduced and paid in the form of a joint and survivor annuity.

Mr. Dauch, Mr. May, Mr. Simonte and Mr. Willemse, who are not grandfathered under the SRP, are eligible to receive a benefit under the current SERP formula, payable six months after retirement in a lump sum. As a grandfathered participant, Mr. Satine may alternatively be eligible to receive a benefit under the current SERP formula if this benefit is greater than that under the basic or alternative benefit described above. Under the current SERP formula, the amount of the benefit will be equal to 12.5% of the executive’s final average compensation (determined as the executive’s average annual base salary and cash incentive for the highest five consecutive years), multiplied by the executive’s years of credited service, less the sum of the actuarial equivalent value of the executive’s benefits payable under the SRP, Albion Pension Plan and the balance of the executive’s employer retirement contribution account under AAM’s 401(k) plan.

NONQUALIFIED DEFERRED COMPENSATION

The following table summarizes deferred compensation of NEOs under the Executive Deferred Compensation Plan for the 2016 fiscal year.

Name	Executive Contributions in Last FY ($)	Registrant contributions in Last FY ($)	Aggregate Earnings In Last FY(1) ($)	Aggregate Withdrawals Distributions ($)	Aggregate Balance at Last FYE(2) ($)
David C. Dauch	—	—	15,219	—	400,741
Christopher J. May	—	—	—	—	—
Michael K. Simonte	—	—	—	—	—
Alberto L. Satine	—	—	—	—	—
Norman Willemse	—	—	14,847	—	141,550

(1)
Reflects hypothetical accrued earnings or losses during 2016 on notional investments designed to track the performance of funds similar to those available to participants in the Company’s 401(k) plan. None of the earnings shown in this column are reported as compensation in the Summary Compensation Table.

(2)	Of the aggregate balance, the amounts reflect compensation previously reported in the Summary Compensation Table for each of the NEOs.

Under AAM’s Executive Deferred Compensation Plan, a nonqualified, tax-deferred savings plan, certain executives, including the NEOs, may elect to defer payment of 6% to 75% of their base salary and/or their annual incentive award during any plan year. Base salary deferred into the plan receives a 3% Company match. Matching contributions are vested after five years of credited service. The amounts deferred are unfunded and unsecured obligations of AAM.

Amounts deferred or credited into this plan are represented in the executive’s notional account and are “invested” among funds similar to those available under AAM’s 401(k) plan. Although the executive has no actual or constructive ownership of shares in the investment funds, the return on the executive’s account is determined as if the amounts were notionally invested in these funds.

The table below shows the investment fund options available under the Executive Deferred Compensation Plan and the annual rates of return for the calendar year ended December 31, 2016.

Name of Fund	Rate of Return	Name of Fund	Rate of Return
Fidelity Retirement Money Market Portfolio	0.05%	Vanguard External Market Index Fund	16.13%
PIMCO Total Return Fund	2.60%	Harding Loevner Institutional Emerging Market Fund	13.27%
PIMCO High Yield Fund	12.70%	Fidelity Freedom Income K Fund	5.18%
Dreyfus International Bond Fund	1.91%	Fidelity Freedom K 2005 Fund	5.94%
Vanguard Total Bond Market Fund	2.60%	Fidelity Freedom K 2010 Fund	6.57%
Domini Impact Equity Fund	11.55%	Fidelity Freedom K 2015 Fund	7.10%
Fidelity 500 Index Fund	11.93%	Fidelity Freedom K 2020 Fund	7.40%
Touchstone Value Y Fund	13.52%	Fidelity Freedom K 2025 Fund	7.59%
T. Rowe Price Growth Stock Fund	1.41%	Fidelity Freedom K 2030 Fund	8.25%
Fidelity Growth Company Fund	6.01%	Fidelity Freedom K 2035 Fund	8.72%
Fidelity Low-Priced Stock Fund	8.88%	Fidelity Freedom K 2040 Fund	8.72%
Nuveen Mid Cap Growth Opportunities	1.56%	Fidelity Freedom K 2045 Fund	8.79%
American Beacon Small Cap Value Fund	26.77%	Fidelity Freedom K 2050 Fund	8.71%
PNC Small Cap Fund	10.04%	Fidelity Freedom K 2055 Fund	8.77%
Fidelity Diversified International Fund	(3.60)%	Fidelity Freedom K 2060 Fund	8.74%
Fidelity International Index Fund	1.30%

Distributions can be received (1) upon retirement in a lump sum or in annual payments over a period of five or ten years, (2) in a lump sum upon death, disability, termination of employment or change in control or (3) if elected by the participant, during employment at a specified date after a minimum deferral period. The minimum deferral period is at least three years following the end of the plan year to which the deferral election relates and distributions during employment consist of participant deferrals and related earnings or losses (not Company contributions and related earnings or losses).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables show the estimated potential payments and benefits that each of the NEOs would receive upon termination of employment under various circumstances that would trigger payments under applicable employment agreements and the Company’s plans and programs, assuming the termination event occurred on December 31, 2016. Although the calculations are intended to provide reasonable estimates of the potential payments, they are based on numerous assumptions and may not represent the actual amounts these NEOs would receive upon each termination event.

Employment Agreements

Under our employment agreements with Mr. Dauch and Mr. Simonte, the Company may terminate their employment with or without cause. Cause means:

•	a material breach of his obligations under the agreement;

•	the willful and continued failure or refusal to satisfactorily perform his duties;

•	a conviction of or pleading guilty (or no contest) to a felony or to another crime involving dishonesty or moral turpitude or which reflects negatively upon the Company or impairs its operations;

•	engaging in any misconduct, negligence, act of dishonesty (including any violation of federal securities laws) or violence that is materially injurious to the Company;

•	a material breach of a restrictive covenant (i.e., non-competition, non-solicitation) or Company policy;

•	refusal to follow the directions of the Board; or

•	any other willful misconduct that is materially injurious to AAM’s financial condition or business reputation.

In addition, Mr. Dauch and Mr. Simonte may resign for good reason, which means:

•	a material decrease in compensation or a failure by the Company to pay material compensation;

•	a material diminution of responsibilities, positions or titles (other than solely as a result of the Company ceasing to be a publicly-traded company);

•	relocation more than 50 miles outside the Detroit-metropolitan area; or

•	a material breach by the Company.

Upon termination for cause or resignation without good reason, Mr. Dauch and Mr. Simonte are entitled to receive only accrued and unpaid compensation. Participation in the Company’s benefit plans would cease upon termination.

If employment is terminated without cause or upon resignation for good reason on or within two years following a CIC, Mr. Dauch and Mr. Simonte are entitled to a severance payment of a multiple of annual base salary and annual bonus, plus a target annual bonus prorated through the termination date. The annual bonus payment is determined based on the higher of his target annual bonus for either the year of the CIC or the year of termination. The severance multiple for Mr. Dauch is three times and Mr. Simonte’s multiple is two times. In addition, each would receive medical benefit continuation after termination of employment following a CIC; Mr. Dauch for three years and Mr. Simonte for two years. Each would also receive outplacement services; Mr. Dauch $50,000 and Mr. Simonte $30,000.

If employment is terminated without cause, or upon resignation for good reason not in connection with a CIC, Mr. Dauch and Mr. Simonte are entitled to receive accrued and unpaid compensation and continued payment of base salary for two years following termination. Each would also receive outplacement services; Mr. Dauch $50,000 and Mr. Simonte $30,000.

Certain severance payments are subject to recoupment or clawback. Salary and benefit continuation is also subject to compliance with the confidentiality, non-competition, non-solicitation and intellectual property assignment provisions of each employment agreement as well as the execution and non-revocation of a general waiver and release of claims.

If employment terminates due to disability or death, Mr. Dauch and Mr. Simonte will be entitled to accrued benefits under applicable benefit plans and programs.

AAM Executive Officer Change in Control Plan

Under the AAM Executive Officer Change in Control Plan adopted in February 2015, upon termination of employment by the Company without cause or resignation by an executive officer (other than Mr. Dauch and Mr. Simonte) for good reason on or within two years following a CIC, each eligible executive officer will be entitled to certain severance payments and benefits, in addition to other accrued compensation and benefits:

•	a cash amount equal to annual base salary multiplied by two;

•	a cash amount equal to target annual bonus multiplied by two, with target annual bonus determined as the greater of the target amount in the year of the CIC or the year of termination of employment;

•	reimbursement of outplacement service costs of up to $30,000 incurred within 24 months following termination of employment; and

•	continued participation in AAM’s medical benefit plans for two years following termination of employment, or, in certain cases, a cash amount equal to the value of the benefit continuation.

For purposes of the CIC Plan, cause means: (1) the participant’s willful and continued failure or refusal to satisfactorily perform his/her duties; (2) a conviction of or pleading guilty (or no contest) to a felony or to another crime involving dishonesty or moral turpitude or which reflects negatively upon the Company or impairs its operations; (3) engaging in any willful misconduct, gross negligence, act of dishonesty (including any violation of federal securities laws) or violence that is injurious to the Company; (4) a material breach of any restrictive covenant or any material written policy of the Company; (5) a material failure to comply with any material applicable laws and regulations or professional standards relating to the business of the Company; or (6) any other misconduct that is injurious to the financial condition or business reputation of the Company.

The CIC Plan defines good reason to include any of the following acts or omissions: (1) a material reduction in a participant’s position, authority, duties or responsibilities following the CIC; (2) a material reduction in a participant’s annual base salary or bonus opportunity in effect prior to the CIC; or (3) a relocation of the office at which the participant is to perform the majority of his or her duties following a CIC to a location more than 50 miles from such location prior to the CIC.

This salary and benefit continuation is subject to the executive officer’s compliance with the confidentiality, non-competition, non-solicitation and intellectual property assignment provisions of the CIC Plan as well as the execution and non-revocation of a general waiver and release of claims. Certain severance payments are also subject to recoupment or clawback.

No Tax Gross Ups

The Company does not provide tax gross ups to executive officers upon a CIC. If any of the payments or benefits under Mr. Dauch’s or Mr. Simonte’s employment agreement or the CIC Plan are deemed to be parachute payments under Section 280G of the Code and would be subject to the excise tax imposed under Section 4999 of the Code, the payments or benefits will be reduced by the amount required to avoid the excise tax if the reduction would give a better after-tax result than if the full payments and benefits were received.

Non-Competition Agreements

Pursuant to their non-competition agreements with the Company, Mr. May, Mr. Satine and Mr. Willemse are prohibited, while employed by AAM and for one year following termination of employment (prior to a CIC), from:

•	directly or indirectly engaging in any business that competes with AAM;

•	soliciting or inducing our employees to leave AAM, or offering employment to our employees or otherwise interfering with our relationship with our employees, agents or consultants; and

•	using, exploiting or disclosing our confidential information to any third party without our prior written consent.

Potential Payments Upon Termination or Change in Control

The tables below reflect potential payments to each NEO upon resignation for good reason, termination without cause, disability, retirement and a CIC as of December 31, 2016. Upon termination for cause or resignation without good reason, each NEO would receive only accrued and unpaid compensation and benefits. The assumptions used to determine retirement benefits for eligible NEOs are the same as those used in our audited consolidated financial statements for the fiscal year ended December 31, 2016. See Note 6 to the audited consolidated financial statements in our 2016 annual report on Form 10-K. Mr. Dauch, Mr. May and Mr. Simonte were not eligible to retire as of December 31, 2016. The footnotes following the tables provide additional detail regarding the potential payments and benefits shown for each termination scenario.

David C. Dauch	For Good Reason Resignation ($)	Without Cause Termination ($)	Disability Retirement(1) ($)	Retirement ($)	Termination Upon a Change in Control(2) ($)
Compensation:
Severance	2,300,000(3)	2,300,000(3)	—	—	3,450,000(4)
Annual Incentive	2,875,000(3)	2,875,000(3)	2,875,000(5)	—	7,187,500(4)
Long Term Incentives:
RSUs(6)	—	—	4,359,445	—	4,359,445
2014 Performance Share Awards(7)	—	2,377,413	2,377,413	—	2,377,413
2015 Performance Share Awards(8)	—	1,450,382	1,450,382	—	2,175,573
2016 Performance Share Awards(9)	—	1,265,823	1,265,823	—	3,797,468

Other Benefits:
Retirement Plans	—	—	—	—	—
SERP	—	—	—	—	—
Welfare Benefit	—	—	—	—	—
Deferred Compensation(10)	400,741	400,741	400,741	—	400,741
Health care(11)	37,861	37,861	48,904	—	57,985
Disability(12)	—	—	7,305,528	—	—
Life Insurance(13)	—	—	12,508	—	—
Outplacement Services(14)	50,000	50,000	—	—	50,000
Total	5,663,602	10,757,220	20,095,744	—	23,856,125

Christopher J. May	For Good Reason Resignation ($)	Without Cause Termination ($)	Disability Retirement(1) ($)	Retirement ($)	Termination Upon a Change in Control(2) ($)
Compensation:
Severance	—	—	—	—	800,000(15)
Annual Incentive	—	—	480,000(5)	—	960,000(15)
Long Term Incentives:
RSUs(6)	—	—	424,581	—	424,581
2014 Performance Share Awards	—	—	—	—	—
2015 Performance Share Awards	—	—	—	—	—
2016 Performance Share Awards(9)	—	110,074	110,074	—	330,223

Other Benefits:
Retirement Plans	—	—	—	—	—
SERP	—	—	—	—	—
Welfare Benefit	—	—	—	—	—
Deferred Compensation	—	—	—	—	—
Health care(16)	—	—	42,971	—	33,268
Disability(12)	—	—	3,549,951	—	—
Life Insurance(13)	—	—	1,691	—	—
Outplacement Services(17)	—	—	—	—	30,000
Total	—	110,074	4,609,268	—	2,578,072

Michael K. Simonte	For Good Reason Resignation ($)	Without Cause Termination ($)	Disability Retirement(1) ($)	Retirement ($)	Termination Upon a Change in Control(2) ($)
Compensation:
Severance	1,280,000(3)	1,280,000(3)	—	—	1,280,000(4)
Annual Incentive	1,280,000(3)	1,280,000(3)	1,280,000(5)	—	2,560,000(4)
Long Term Incentives:
RSUs(6)	—	—	1,299,025	—	1,299,025
2014 Performance Share Awards(7)	—	691,731	691,731	—	691,731
2015 Performance Share Awards(8)	—	388,059	388,059	—	582,088
2016 Performance Share Awards(9)	—	405,068	405,068	—	1,215,205

Other Benefits:
Retirement Plans	—	—	—	—	—
SERP	—	—	—	—	—
Welfare Benefit	—	—	—	—	—
Deferred Compensation	—	—	—	—	—
Health care(11)	37,860	37,860	48,903	—	37,860
Disability(12)	—	—	4,359,138	—	—
Life Insurance(13)	—	—	7,311	—	—
Outplacement Services(14)	30,000	30,000	—	—	30,000
Total	2,627,860	4,112,718	8,479,235	—	7,695,909

Alberto L. Satine	For Good Reason Resignation ($)	Without Cause Termination ($)	Disability Retirement ($)	Retirement ($)	Termination Upon a Change in Control(2) ($)
Compensation:
Severance	—	—	—	—	1,020,000(15)
Annual Incentive	—	—	814,500(5)	814,500(5)	1,630,500(15)
Long Term Incentives:
RSUs(6)	—	—	649,773	348,596	649,773
2014 Performance Share Awards(7)	—	333,465	333,465	333,465	333,465
2015 Performance Share Awards(8)	—	187,081	187,081	187,081	280,622
2016 Performance Share Awards(9)	—	210,512	210,512	210,512	631,535

Other Benefits:
Retirement Plans(18)	652,737	652,737	733,468	635,976	652,737
SERP(19)	770,951	770,951	695,258	770,951	770,951
Welfare Benefit(20)	—	—	219,419	219,419	—
Deferred Compensation	—	—	—	—	—
Health care(16)	—	—	—	—	52,993
Disability	—	—	—	—	—
Life Insurance	—	—	—	—	—
Outplacement Services(17)	—	—	—	—	30,000
Total	1,423,688	2,154,746	3,843,476	3,520,500	6,052,576

Norman Willemse	For Good Reason Resignation ($)	Without Cause Termination ($)	Disability Retirement ($)	Retirement ($)	Termination Upon a Change in Control(2) ($)
Compensation:
Severance	—	—	—	—	900,000(15)
Annual Incentive	—	—	720,000(5)	720,000(5)	1,440,000(15)
Long Term Incentives:
RSUs(6)	—	—	521,872	265,993	521,872
2014 Performance Share Awards(7)	—	237,776	237,776	237,776	237,776
2015 Performance Share Awards(8)	—	137,905	137,905	137,905	206,857
2016 Performance Share Awards(9)	—	185,756	185,756	185,756	557,268

Other Benefits:
Retirement Plans(21)	313,773	313,773	286,754	286,754	313,773
SERP(19)	815,834	815,834	815,834	815,834	815,834
Welfare Benefit(20)	—	—	174,270	174,270	—
Deferred Compensation(10)	141,550	141,550	141,550	141,550	141,550
Health care(16)	—	—	—	—	52,993
Disability	—	—	—	—	—
Life Insurance	—	—	—	—	—
Outplacement Services(17)	—	—	—	—	30,000
Total	1,271,157	1,832,594	3,221,717	2,965,838	5,217,923

Notes to Termination Tables

(1)
Assumes total and permanent disability on December 31, 2016. Because Mr. Dauch, Mr. May and Mr. Simonte are not eligible to retire on December 31, 2016, the amounts reflect disability payments until retirement at 65 or for health and life insurance until termination.

(2)
For Mr. Dauch and Mr. Simonte, amounts reflect CIC benefits under their employment agreements and outstanding LTI awards as of December 31, 2016. For other NEOs, amounts reflect payments and benefits under the CIC Plan and outstanding LTI awards as of December 31, 2016.

(3)
Under their employment agreements, Mr. Dauch and Mr. Simonte are entitled to receive two years’ base salary (payable semimonthly) and accrued and unpaid compensation upon resignation for good reason or termination without cause. The annual bonus amounts reflect 2016 awards paid in March 2017.

(4)
Upon termination without cause or resignation for good reason on or within two years following a CIC, Mr. Dauch and Mr. Simonte are entitled to a multiple of base salary and annual bonus (Mr. Dauch, three times; Mr. Simonte, two times) plus a target annual bonus prorated through termination. The severance amount for each reflects base salary as of December 31, 2016 times the applicable multiple. The annual bonus amount for each reflects the 2016 award paid in March 2017 and the 2016 target bonus times the applicable multiple.

(5)
In the event of disability or retirement, AAM’s Incentive Compensation Plan for Executive Officers provides a pro-rata award payout through the date of disability or retirement. The amounts reflect 2016 awards payable in March 2017 under a disability termination event and also upon retirement for Mr. Satine and Mr. Willemse.

(6)
Outstanding RSUs vest upon termination of employment due to death, disability or upon a CIC. The value reflects the number of RSUs multiplied by the closing price of AAM common stock on December 30, 2016. In the event of retirement, RSUs vest pro-rata based on continued employment through retirement. In the event of retirement for Mr. Satine and Mr. Willemse, the amounts reflect the applicable pro-rata portion for each of their 2014-2016 RSU awards multiplied by the closing price of AAM common stock on December 30, 2016.

(7)
The 2014 performance share awards payable in the event of a disability, retirement, termination without cause or upon a CIC are based on target performance and the pro-rata portion of employment during the performance period. The amounts reflect actual shares paid in March 2017 based performance through December 31, 2016 multiplied by the closing price of AAM stock on December 30, 2016.

(8)
The 2015 performance share awards payable in the event of a disability, retirement or termination without cause are based on target performance and reflect the pro-rata portion of employment during the performance period. As of December 31, 2016, approximately 2/3 of the performance period has lapsed. Amounts reflect pro-rata awards at the target amount of shares multiplied by the closing price of AAM common stock on December 30, 2016. The 2015 performance share awards vest in full upon termination without cause or resignation for good reason on or within two years following a CIC.

(9)
The 2016 performance share awards payable in the event of a disability, retirement or termination without cause are based on target performance and reflect the pro-rata portion of employment during the performance period. As of December 31, 2016, approximately 1/3 of the performance period has lapsed. Amounts reflect pro-rata awards at the target amount of shares multiplied by the closing price of AAM common stock on December 30, 2016. The 2016 performance share awards vest in full upon termination without cause or resignation for good reason on or within two years following a CIC.

(10)	Amounts reflect account balances in the Executive Deferred Compensation Plan as of December 31, 2016.

(11)
Under their employment agreements, Mr. Dauch and Mr. Simonte are entitled to two years’ health care benefits upon resignation for good reason or termination without cause. Upon termination on or within two years following a CIC, Mr. Dauch (three years) and Mr. Simonte (two years) are also entitled to health care benefits. In the event of disability, Mr. Dauch and Mr. Simonte receive health care benefits for a maximum of 31 months (7 months of short term disability and 24 months of long term disability).

(12)
Reflects benefits equal to 100% of base salary for the first year of disability. Based on participant elections, amounts reflect 60% of base salary until retirement for Mr. Dauch and 66-2/3% for Mr. May and for Mr. Simonte.

(13)	Reflects basic and supplemental life insurance benefits through date of termination (31 months from date of disability).

(14)
Under their employment agreements, Mr. Dauch ($50,000) and Mr. Simonte ($30,000) are entitled to reimbursement for outplacement services upon termination without cause, resignation for good reason or termination of employment on or within two years following a CIC.

(15)
Under the CIC Plan, Mr. May, Mr. Satine and Mr. Willemse are entitled to a cash payment equal to two times annual base salary and annual bonus upon termination without cause or resignation for good reason on or within two years following a CIC. The annual bonus amount is based on the greater of the target annual bonus for the year of the CIC or for the year of termination. The severance amount reflects base salary as of December 31, 2016 for two years. The annual bonus amount reflects the 2016 award paid in March 2017 and the 2016 target annual bonus for two years.

(16)
For Mr. May, Mr. Satine and Mr. Willemse, amounts reflect two years’ health care benefits provided upon termination without cause or resignation for good reason on or within two years following a CIC. In the event of disability, Mr. May receives health care benefits for a maximum of 31 months (7 months of short term disability and 24 months of long term disability).

(17)
Under the CIC Plan, Mr. May, Mr. Satine and Mr. Willemse are entitled to reimbursement of up to $30,000 of outplacement services upon termination of employment without cause or resignation for good reason on or within two years of a CIC.

(18)	Reflects a joint and survivor benefit payable monthly.

(19)	Reflects the present value of the SERP benefit calculated assuming a lump sum payment for Mr. Satine and Mr. Willemse.

(20)	Reflects welfare benefits assuming retirement under the retiree welfare plan.

(21)	Reflects Mr. Willemse’s benefits in the Albion Pension Plan as of December 31, 2016.

2016 COMPENSATION OF NON-EMPLOYEE DIRECTORS

Total 2016 compensation of our non-employee directors is shown below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Elizabeth A. Chappell	120,000	110,015	2,000	232,015
Steven B. Hantler(4)	55,000	—	3,500	58,500
William L. Kozyra	110,000	110,015	2,000	222,015
Peter D. Lyons	110,000	110,015	500	220,515
James A. McCaslin	150,000	110,015	400	260,415
William P. Miller II	130,000	110,015	400	240,415
John F. Smith	120,000	110,015	400	230,415
Samuel Valenti III	110,000	110,015	1,000	221,015

(1)	Fees earned in 2016 for services whether paid in cash or deferred under the AAM Executive Deferred Compensation Plan.

(2)
Reflects the full grant date fair value of restricted stock unit awards granted on May 5, 2016 calculated in accordance with FASB ASC 718 (without any reduction for risk of forfeiture) as determined based on applying the assumptions used in our financial statements. The grant date fair value of equity awards is calculated using the closing market price of AAM common stock on the grant date of $14.97. See Note 7 to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.

(3)
The Company reimburses non-employee directors for travel and related out-of-pocket expenses in connection with attending Board, committee and stockholder meetings. From time to time, the Company invites spouses of non-employee directors to attend Company events associated with these meetings. The Company pays for spousal travel and certain other expenses and reimburses non-employee directors for taxes attributable to the income associated with this benefit. Amounts reflect reimbursement of taxes on this income.

(4)	Mr. Hantler served on the Board through May 5, 2016.

As of December 31, 2016, each non-employee director had the following number of outstanding RSUs (including those deferred). No options were outstanding as of December 31, 2016.

Name	Restricted Stock Units Outstanding (#)
Elizabeth A. Chappell	43,933
William L. Kozyra	7,349
Peter D. Lyons	11,361
James A. McCaslin	32,833
William P. Miller II	47,183
John F. Smith	32,833
Samuel Valenti III	16,820

Narrative Description of Non-Employee Director Compensation

2016 Annual Retainer and Committee Chair Retainers

Annual retainer	$110,000
Committee chair annual retainer:
Audit Committee chair	20,000
Other committee chair	10,000
Lead director annual retainer	30,000

Restricted Stock Units (RSUs). Each non-employee director is entitled to receive an annual award of RSUs equal to a grant date value of $110,000 on the date of the annual stockholder meeting. The awards are payable in stock and vest in one year, unless vesting is accelerated upon death, disability or a change in control.

Deferral. Non-employee directors may elect to defer, on a pre-tax basis, a portion of their retainer and meeting fees and receive tax-deferred earnings (or losses) on the deferrals under AAM’s Executive Deferred Compensation Plan. The rate of return on deferred amounts is based on the performance of selected benchmark funds identified in the plan, which is described in Nonqualified Deferred Compensation above. Non-employee directors may also elect to defer settlement of RSUs until after termination of service from the Board.

Stock Ownership Guidelines. The Compensation Committee has adopted non-employee director stock ownership guidelines equal to a multiple of five times the annual retainer. Non-employee directors are expected to meet the guidelines within three years from the date of election to the Board. Shares owned directly, deferred RSUs and unvested RSUs count toward the guidelines while unexercised stock options are not included. Each non-employee director has met the ownership guidelines or is on track to meet these ownership guidelines. Current stock ownership of non-employee directors is shown in the Security Ownership section below.

Anti-hedging and Anti-pledging policy. Non-employee directors are prohibited from entering into transactions that may result in a financial benefit if our stock price declines, or any hedging transaction involving our stock, including but not limited to the use of financial derivatives, short sales or any similar transactions. Pledging of Company stock is also prohibited.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2016

The following table provides information as of December 31, 2016 regarding the shares of our common stock that may be issued under our existing equity compensation plans.

	A	B	C	D
Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights(1) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2) ($)	Weighted Average Remaining Term of Outstanding Options, Warrants and Rights(3) (#)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#)
Equity Compensation Plans Approved by Shareholders	3,181,892	20.71	0.64	2,727,699
Equity Compensation Plans not Approved by Shareholders	-	-	-	-

(1) Includes 1,795,868 outstanding full value restricted stock unit awards, 347,700 stock options and 1,038,324 outstanding performance share awards at target.
(2) Represents the weighted average exercise price of outstanding stock options.
(3) Represents the weighted average remaining term of outstanding stock options.

Beneficial Ownership

The following tables show the number of shares of AAM common stock beneficially owned as of February 27, 2017 (unless otherwise noted) by:

•each person known to us who beneficially owns more than 5% of AAM common stock;
•each of our non-employee directors and nominees;
•our named executive officers (unless otherwise noted); and
•all directors, nominees and executive officers as a group.

A beneficial owner of stock is a person who has voting power (the power to control voting decisions) or investment power (the power to cause the sale of the stock). All individuals listed in the tables have sole voting and investment power over the shares (unless otherwise noted).

The beneficial ownership calculation includes 76,478,463 shares of AAM common stock outstanding on February 27, 2017.

MORE THAN 5% BENEFICIAL OWNERS

The table below shows the name, address and share ownership of each person or organization known by us to be a beneficial owner of more than 5% of AAM’s common stock as of December 31, 2016.

Name and Address	Shares of Common Stock Beneficially Owned	Percent of Shares Outstanding
The Vanguard Group(1)	9,643,121	12.60
100 Vanguard Blvd., Malvern, PA 19355
Blackrock, Inc.(2)	9,591,550	12.50
55 East 52nd Street, New York, NY 10055
Barrow, Hanley, Mewhinney & Strauss, LLC(3)	4,362,951	5.71
2200 Ross Avenue, 31st Floor, Dallas TX 75201
Robert Polak, Anchor Bolt Capital, LP(4)	3,983,389	5.21
300 N. LaSalle Street, Suite 1875, Chicago, Illinois 60654

(1)
Based on the Schedule 13G filed on February 9, 2017 by The Vanguard Group, reporting sole voting power over 151,979 shares, sole investment power over 9,486,224, shared voting power over 8,600 shares and shared investment power over 156,897 shares.

(2)	Based on the Schedule 13G filed on January 12, 2017 by Blackrock, Inc., reporting sole voting power over 9,435,372 shares and sole investment power over 9,591,550 shares.

(3)
Based on the Schedule 13G filed on February 9, 2017 by Barrow, Hanley, Mewhinney & Strauss, LLC, reporting sole voting power over 2,548,692 shares, shared voting power over 1,814,259 shares and sole investment power over 4,362,951 shares.

(4)	Based on the Schedule 13G filed on February 14, 2017 by Robert Polak, Anchor Bolt Capital, LP, reporting sole voting power over 3,983,389 shares.

DIRECTORS AND EXECUTIVE OFFICERS

	Shares Beneficially Owned(1)(2)	Percent of Shares Outstanding
Non-Employee Directors
Elizabeth A. Chappell	38,560	*
William L. Kozyra	4,012	*
Peter D. Lyons	9,012	*
James A. McCaslin	29,484	*
William P. Miller II	47,534	*
John F. Smith	30,484	*
Samuel Valenti III	19,471	*
Named Executive Officers
David C. Dauch(3)	400,237	*
Christopher J. May	18,813	*
Michael K. Simonte	112,676	*
Alberto L. Satine	44,589	*
Norman Willemse	37,124	*
Directors and Executive Officers as a Group (15 persons)	834,236	*

(*) Less than 1% of the outstanding shares of AAM common stock.

(1)	Includes vested RSUs awarded to non-employee directors that have been deferred. For the number of RSUs held by each non-employee director, see table to the 2016 Compensation of Non-Employee Directors.

(2)
Includes the following number of shares of common stock which may be acquired upon exercise of options that were exercisable: 13,000 for Mr. Dauch; 10,000 for Mr. Simonte; 8,000 for Mr. Satine; and 9,700 for Mr. Willemse. Also includes RSUs and performance shares vesting within 60 days (gross of tax withholding), which total as follows: 189,629 for Mr. Dauch; 7,310 for Mr. May; 55,176 for Mr. Simonte; 26,598 for Mr. Satine; and 18,965 for Mr. Willemse.

(3)	Includes 548 shares held in trusts for the benefit of Mr. Dauch’s children.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy

The Board has adopted a written policy and procedure for the review, approval and ratification of transactions involving AAM and any “related person” as defined in the policy. This policy supplements AAM’s other conflict of interest policies in our Code of Business Conduct. The Audit Committee is responsible for reviewing, approving and ratifying all related person transactions in accordance with the policy and the Audit Committee’s charter.

For purposes of this policy, a related person transaction includes any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships in which AAM is or is expected to be a participant, the amount involved exceeds $120,000, and a related person has or will have a material interest. A related person includes directors and executive officers and their immediate family members, stockholders owning more than five percent of the Company’s outstanding common stock as of the last completed fiscal year, and any entity owned or controlled by any one of these persons.

The Audit Committee makes a determination whether a related person’s interest in a transaction is material based on a review of the facts and circumstances. In deciding whether to approve or ratify a related person transaction, the Audit Committee will take into account, among other factors it deems appropriate, (1) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and (2) the significance of the related person’s interest in the transaction.

A member of the Audit Committee may not participate in the review or vote concerning any related person transaction in which the Audit Committee member or his or her immediate family member is involved.

The policy also provides that certain types of transactions are deemed to be pre-approved by the Audit Committee and do not require separate approval or ratification. During fiscal year 2016 and as of the date of this Amendment, the Company has not engaged in any reportable related person transactions.

Director Independence

AAM’s Corporate Governance Guidelines provide that at least a majority of the members of the Board meet the independence criteria of the NYSE listing standards. Currently, seven of our eight directors are independent from the Company. Only David C. Dauch, who serves as AAM’s Chief Executive Officer, is not independent due to his employment with AAM.

The Board has established Director Independence Guidelines to assist in determining the independence of our directors for purposes of the NYSE independence standards. The Director Independence Guidelines are included in AAM’s Corporate Governance Guidelines, which are available on our website at http://investor.aam.com. The Board annually reviews and determines, on the recommendation of the Nominating/Corporate Governance Committee, whether any director has a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company.

As a result of this evaluation, the Board determined that the following nominees and returning directors have no material relationships with AAM and are independent: Elizabeth A. Chappell, William L. Kozyra, Peter D. Lyons, James A. McCaslin, William P. Miller II, John F. Smith and Samuel Valenti III.

In making these independence determinations, the Board considered Ms. Chappell’s position as President & CEO of the Detroit Economic Club, in light of the sponsorship fees AAM pays to this non-profit organization. The annual fees paid by AAM to the Detroit Economic Club are significantly below the threshold amount established under the NYSE independence standards and our Director Independence Guidelines, which is the greater of two percent of the outside entity’s annual gross revenues or $1 million.

Item 14.	Principal Accounting Fees and Services

Report of the Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to the Company’s financial reporting process by monitoring, among other matters, the quality and integrity of the Company’s financial statements, the independence and performance of Deloitte & Touche LLP (D&T), the Company’s independent registered public accounting firm, and the performance of the Company’s internal auditors. Management has primary responsibility for preparing the consolidated financial statements and for the reporting processes, including the design and maintenance of the Company’s system of internal controls. The independent registered public accounting firm is responsible for auditing the Company’s consolidated financial statements and opining upon the effectiveness of the internal control over financial reporting under the standards of the Public Company Accounting Oversight Board (PCAOB). The Audit Committee is solely responsible for the compensation, appointment and oversight of the Company’s independent registered public accounting firm.

In this context, the Audit Committee has met and held discussions with management, D&T and the internal auditors, separately and together, with and without management present, regarding the Company’s audited consolidated financial statements for the year ended December 31, 2016, and the Company’s internal controls over financial reporting. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. The Audit Committee also discussed with D&T the matters required to be discussed by PCAOB Auditing Standard No. 16, Communications with Audit Committees, applicable rules of the SEC, and other relevant professional and regulatory standards, which include, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements. Further, the Audit Committee discussed with the internal auditors the Company’s plans for and scope of internal audits, identification of audit risks and results of audit activities.

The Audit Committee reviewed and discussed with D&T the auditor’s independence from the Company and the Company’s management. As part of that review, D&T submitted to the Audit Committee the written disclosures and the letter required by requirements of the PCAOB regarding D&T’s communication with the Audit Committee concerning independence. Further, the Audit Committee discussed with D&T the firm’s independence and considered whether D&T’s performance of non-audit services to the Company was compatible with maintaining D&T’s independence. The Audit Committee concluded that D&T is independent from the Company and its management.

Based on the considerations described above and the limitations of the role and responsibilities of the Audit Committee, the Audit Committee recommended to the Board that the audited consolidated financial statements for the year ended December 31, 2016 be included in the Company’s 2016 annual report on Form 10-K.

Audit Committee of the Board of Directors
William P. Miller II, Chairman
Peter D. Lyons
John F. Smith
Samuel Valenti III

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to approve in advance all audit and permitted non-audit services (including scope, fee structure and the potential effect of the service on the auditor’s independence) to be performed for the Company by its independent registered public accounting firm. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Chairman of the Audit Committee may pre-approve permissible non-audit services that arise between Audit Committee meetings, provided the fees do not exceed a limit established by the Audit Committee and the Audit Committee is informed of the decision to pre-approve the service at its next scheduled meeting. The Audit Committee received regular updates on the amount of fees and scope of audit, non-audit and tax services provided by D&T during 2016. All services provided by D&T during fiscal 2016 were authorized and approved by the Audit Committee in compliance with applicable pre-approval policies and procedures.

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees for professional services rendered by D&T for the audit of the Company’s financial statements for the years ended December 31, 2016 and December 31, 2015, and fees billed for other services rendered by D&T, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates during those periods.

	December 31,
	2016	2015
Audit Fees(1)	$1,969,240	$2,110,826
Audit Related Fees(2)	306,192	25,700
Tax Fees(3)	310,000	505,500
All Other Fees(4)	40,000	164,095
Total	$2,625,432	$2,806,121

(1)
Audit fees include fees for the audit of annual consolidated financial statements and internal controls over financial reporting, reviews of quarterly consolidated financial statements, statutory audits, consents and comfort letters, reviews of documents filed with the SEC and other services related to SEC matters.

(2)
Audit-related fees are for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. This category also refers to fees for the audit of employee benefit plans.

(3)	Fees for tax services in 2016 and 2015 consisted of fees for tax compliance, tax advice and tax planning services.

(4)	Other fees in 2016 and 2015 consisted of fees for advisory services related to government grants to a foreign subsidiary.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents were filed as a part of the Form 10-K:

1.	All Financial Statements

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

Date: March 6, 2017