Form 10-Q
period 2017-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2017-05-05
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☑         Accelerated filer  ☐           Non-accelerated filer   ☐                Smaller reporting company   ☐
Emerging growth company   ☐        (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 3, 2017, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 111,180,486 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2017

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	reduced purchases of our products by General Motors Company (GM), FCA US LLC (FCA), or other customers;

•	reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM and FCA);

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	our ability to attract new customers and programs for new products;

•	our ability to successfully integrate the business and information systems of Metaldyne Performance Group, Inc. (MPG) and to realize the anticipated benefits of the merger;

•	potential liabilities or litigation relating to the MPG merger;

•
risks inherent in our international operations (including adverse changes in trade agreements, tariffs, immigration policies, political stability, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations, including those resulting from the United States presidential election and the United Kingdom's vote to exit the European Union);

•	negative or unexpected tax consequences;

•	risks related to disruptions to ongoing business operations as a result of the merger with MPG, including disruptions to management time;

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

•	global economic conditions;

•	a significant disruption in operations at one of our key manufacturing facilities;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•	price volatility in, or reduced availability of, fuel;

•	potential adverse reactions or changes to business relationships resulting from the completion of the merger with MPG;

•	our ability to protect our intellectual property and successfully defend against assertions made against us;

•	our ability to attract and retain key associates;

•
availability of financing for working capital, capital expenditures, research and development (R&D) or other general corporate purposes including acquisitions, as well as our ability to comply with financial covenants;

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	risks of noncompliance with environmental laws and regulations or risks of environmental issues that could result in unforeseen costs at our facilities or reputational damage;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products (such as the Corporate Average Fuel Economy (CAFE) regulations);

•	our ability or our customers' and suppliers' ability to comply with the Dodd-Frank Act and other regulatory requirements and the potential costs of such compliance; and

•	other unanticipated events and conditions that may hinder our ability to compete.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except per share data)

Net sales	$1,049.9	$969.2

Cost of goods sold	839.2	795.2

Gross profit	210.7	174.0

Selling, general and administrative expenses	82.8	75.6

Restructuring and acquisition-related costs	16.0	—

Operating income	111.9	98.4

Interest expense	(25.5)	(23.6)

Investment income	0.6	0.6

Other income (expense), net	(1.1)	1.0

Income before income taxes	85.9	76.4

Income tax expense	7.5	15.3

Net income	$78.4	$61.1

Basic earnings per share	$1.00	$0.78

Diluted earnings per share	$0.99	$0.78

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Net income	$78.4	$61.1

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(0.3)	4.2
Foreign currency translation adjustments	11.9	15.0
Changes in cash flow hedges	15.5	3.4
Other comprehensive income	27.1	22.6

Comprehensive income	$105.5	$83.7

(a)	Amounts are net of tax of $0.2 million and $(2.3) million for the three months ended March 31, 2017 and 2016, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$1,543.4	$481.2
Accounts receivable, net	702.5	560.0
Inventories, net	221.6	219.5
Prepaid expenses and other	106.0	75.8
Total current assets	2,573.5	1,336.5

Property, plant and equipment, net	1,143.0	1,093.7
Deferred income taxes	362.0	356.4
Goodwill	233.8	154.0
GM postretirement cost sharing asset	235.2	236.1
Other assets and deferred charges	314.5	271.4
Total assets	$4,862.0	$3,448.1

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3.4	$3.3
Accounts payable	527.9	382.3
Accrued compensation and benefits	106.3	139.3
Deferred revenue	24.5	24.6
Accrued expenses and other	110.6	102.0
Total current liabilities	772.7	651.5

Long-term debt, net	2,581.5	1,400.9
Deferred revenue	72.8	70.8
Postretirement benefits and other long-term liabilities	799.2	794.9
Total liabilities	4,226.2	2,918.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
83.7 million shares issued as of March 31, 2017 and 83.0 million shares issued as of December 31, 2016	0.9	0.9
Paid-in capital	665.6	660.1
Retained earnings	528.1	449.7
Treasury stock at cost, 6.8 million shares as of March 31, 2017 and 6.5 million shares as of December 31, 2016	(196.3)	(191.1)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(243.8)	(243.5)
Foreign currency translation adjustments	(110.5)	(122.4)
Unrecognized loss on cash flow hedges	(8.2)	(23.7)
Total stockholders’ equity	635.8	530.0
Total liabilities and stockholders' equity	$4,862.0	$3,448.1

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Operating activities
Net income	$78.4	$61.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56.2	49.8
Deferred income taxes	(5.4)	7.4
Stock-based compensation	5.5	5.2
Pensions and other postretirement benefits, net of contributions	(1.7)	(1.8)
Loss on disposal of property, plant and equipment, net	0.5	0.6
Undistributed earnings in affiliate	(0.9)	(0.8)
Changes in operating assets and liabilities
Accounts receivable	(137.6)	(102.8)
Inventories	3.0	2.5
Accounts payable and accrued expenses	91.8	48.4
Deferred revenue	1.8	(4.2)
Other assets and liabilities	(29.3)	(39.2)
Net cash provided by operating activities	62.3	26.2

Investing activities
Purchases of property, plant and equipment	(34.9)	(50.6)
Proceeds from sale of property, plant and equipment	0.8	0.6
Purchase buyouts of leased equipment	(2.3)	—
Proceeds from sale of business, net	5.9	—
Acquisition of business, net	(144.1)	—
Net cash used in investing activities	(174.6)	(50.0)

Financing activities
Payments of long-term debt and capital lease obligations	(10.2)	(1.6)
Proceeds from issuance of long-term debt	1,209.4	6.2
Debt issuance costs	(21.2)	—
Purchase of treasury stock	(5.2)	(3.5)
Net cash provided by financing activities	1,172.8	1.1

Effect of exchange rate changes on cash	1.7	2.2

Net increase (decrease) in cash and cash equivalents	1,062.2	(20.5)

Cash and cash equivalents at beginning of period	481.2	282.5

Cash and cash equivalents at end of period	$1,543.4	$262.0

Supplemental cash flow information
Interest paid	$17.9	$17.8
Income taxes paid, net of refunds	$4.7	$31.6

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries (collectively, we, our, us or AAM) is a global Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, driveheads, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, transmission parts, electric drive systems and metal formed products.

Merger with Metaldyne Performance Group, Inc. On April 6, 2017, Alpha SPV I, Inc. (Merger Sub), a wholly-owned subsidiary of Holdings, merged with and into Metaldyne Performance Group, Inc. (MPG), with MPG as the surviving corporation in the merger. Upon completion of the merger, MPG became a wholly-owned subsidiary of Holdings. As a result, we are now a global Tier I supplier to the automotive, commercial and industrial markets. In addition to AAM's aforementioned driveline business, the merger with MPG has expanded our metal forming business and we now manufacture, engineer, design and validate powertrain and casting technologies. We employ over 25,000 associates, operating at more than 90 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on quality, operational excellence and technology leadership.

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

The balance sheet at December 31, 2016 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

The condensed consolidated financial statements presented in this Form 10-Q as of, and for the three months ended, March 31, 2017 do not include any amounts or balances of MPG as the merger was not completed until April 6, 2017. We will begin to include MPG results in our condensed consolidated financial statements in the second quarter of 2017.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Effect of New Accounting Standards

Accounting Standards Update 2017-07

On March 10, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of defined benefit pension cost and postretirement benefit cost (net benefit cost). The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance becomes effective at the beginning of our 2018 fiscal year, however early adoption is permitted. The guidance requires a retrospective transition method for the income statement classification of the net benefit cost components and a prospective transition method for the capitalization of the service cost component in assets. We are currently assessing the impact that this standard will have on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards Update 2017-04

On January 26, 2017, the FASB issued ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, or what is referred to under existing guidance as "Step 2." Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance becomes effective at the beginning of our 2020 fiscal year, however early adoption is permitted. The guidance requires a prospective transition method. We are currently assessing the impact that this standard will have on our consolidated financial statements.

Accounting Standards Update 2016-16

On October 24, 2016, the FASB issued ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Existing income tax guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This existing guidance is deemed an exception to the principle of comprehensive recognition of current and deferred income taxes under GAAP. Due to the limited authoritative guidance about this exception, diversity in practice exists. ASU 2016-16 eliminates this exception for intra-entity transfers of assets other than inventory and requires that entities recognize the income tax consequences when the transfers occur. This guidance becomes effective at the beginning of our 2018 fiscal year, however early adoption is permitted. The guidance requires a modified retrospective transition method. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

With regard to recognizing revenue when (or as) a performance obligation is satisfied (step 5), we are thoroughly reviewing the language in our contracts with each customer to determine whether the customer obtains control of the goods at a point in time or over time. Under current revenue recognition guidance, we recognize revenue when products are shipped to our customers and title transfers under standard commercial terms or when realizable in accordance with our commercial agreements. Topic 606 provides certain criteria that, if met, require companies to recognize revenue as the product is produced (over time) instead of at a point of time (i.e. upon shipment). We are evaluating our contracts, including MPG contracts, in the context of the criteria for recognizing revenue over time. If we conclude that we meet the criteria for recognizing revenue over time, our timing of revenue recognition would be accelerated. We have initiated the assessment phase of evaluating the impact of Topic 606 on MPG's contracts with customers and are assessing the overall impact that the acquisition of MPG will have on our recognition of revenue.

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

Share Repurchase Program In 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. Approximately $1.5 million of shares have been repurchased under the authorized share repurchase program, leaving approximately $98.5 million available for repurchase. There were no repurchases under the program in the first quarter of 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	RESTRUCTURING AND ACQUISITION-RELATED COSTS

In the fourth quarter of 2016, AAM initiated actions under a global restructuring program focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for upcoming acquisition integration activities. A summary of this activity for the first quarter of 2017 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual as of December 31, 2016	$0.6	$9.2	$9.8
Charges	1.2	5.6	6.8
Cash utilization	(1.1)	(1.5)	(2.6)
Non-cash utilization	—	—	—
Accrual adjustments	—	—	—
Accrual as of March 31, 2017	$0.7	$13.3	$14.0

As part of our restructuring actions, we incurred severance charges of approximately $1.2 million, as well as implementation costs, including professional expenses, of approximately $5.6 million during the three months ended March 31, 2017. Since inception of the global restructuring program, we have incurred severance charges totaling $1.8 million and implementation costs totaling $15.8 million. We expect to incur approximately $15 to $20 million of additional charges under our global restructuring program in 2017.
On March 1, 2017, we completed the acquisition of USM Mexico Manufacturing LLC (USM Mexico) and on April 6, 2017, we completed the acquisition of MPG. During the three months ended March 31, 2017, we incurred the following charges related to these acquisitions:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges	$3.3	$5.9	$9.2

Total restructuring and acquisition-related charges			$16.0
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect consulting fees incurred in preparation for the acquisitions and ongoing integration activities. Total charges associated with our global restructuring program and acquisition-related charges of $16.0 million are shown on a separate line item titled "Restructuring and Acquisition-Related Costs" in our Condensed Consolidated Statements of Income.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	BUSINESS COMBINATIONS

Acquisition of USM Mexico

On March 1, 2017, AAM completed the acquisition of 100% of USM Mexico, a former subsidiary of U.S. Manufacturing Corporation (USM). The purchase price was funded entirely with available cash and the acquisition was accounted for under the acquisition method with the purchase price allocated to the identifiable assets and liabilities of the acquired company based on the respective fair values of the assets and liabilities.

USM Mexico includes USM's operations in Guanajuato, Mexico, which has historically been one of the largest suppliers to AAM's Guanajuato Manufacturing Complex. This acquisition allows AAM to vertically integrate the supply chain and helps ensure continuity of supply for certain parts to our largest manufacturing facility.

The following represents the estimated fair value of the assets acquired and liabilities assumed resulting from the acquisition, as well as the calculation of goodwill:

(in millions)
Contractual purchase price	$162.5
Adjustments to contractual purchase price for capital equipment	4.9
Adjustment to contractual purchase price for settlement of existing accounts payable balance	(22.8)
Cash acquired	(0.5)
Adjusted purchase price, net of cash acquired	$144.1
Accounts receivable	1.1
Inventories	4.8
Prepaid expenses and other	2.4
Property, plant and equipment	39.1
Intangible assets	31.7
Total assets acquired	$79.1
Accounts payable	10.8
Accrued expenses and other	2.7
Deferred income tax liabilities	1.2
Net assets acquired	$64.4
Goodwill	$79.7

The purchase agreement specifies a period of time subsequent to the acquisition date for calculating the final working capital amount of USM Mexico as of the acquisition date. Additionally, we are in the process of reviewing the preliminary estimates of fair value based on independent appraisals and valuations of property, plant and equipment and intangible assets. As a result, the purchase price, working capital, property, plant and equipment, intangible assets and goodwill amounts as included in the table above are considered provisional and are subject to adjustment. We expect these provisional amounts to be finalized in the second quarter of 2017. None of the goodwill is expected to be deductible for tax purposes.

AAM had an existing accounts payable balance of $22.8 million with USM Mexico as of the date of acquisition. As a result of the acquisition, this pre-existing accounts payable balance was settled and AAM accounted for this settlement separately from the acquisition. This resulted in a reduction of the purchase price of $22.8 million and this portion of the cash paid to acquire USM Mexico has been reflected as an operating cash outflow in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017.

The operating results of USM Mexico from the acquisition date through March 31, 2017 were insignificant to AAM's Condensed Consolidated Statement of Income for the three months ended March 31, 2017. Further, we have not included pro forma revenue and earnings for the three months ended March 31, 2017 and March 31, 2016 as the inclusion of USM Mexico would be insignificant to AAM's consolidated results for these periods.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquisition of MPG

On April 6, 2017, AAM completed its acquisition of 100% of the equity interests of MPG for a total purchase price of approximately $1.5 billion plus the assumption of approximately $1.7 billion in net debt (comprised of approximately $1.9 billion in debt less approximately $0.2 billion of MPG cash and cash equivalents). The acquisition of MPG will be accounted for under the acquisition method of accounting.

MPG provides highly-engineered components for use in powertrain and safety-critical platforms for the global light, commercial and industrial vehicle markets. MPG produces these components using complex metal-forming manufacturing technologies and processes for a global customer base of OEMs and Tier I suppliers, which help their customers meet fuel economy, performance and safety standards. Our acquisition of MPG contributes significantly to diversifying our global customer base and end markets, while also allowing us to expand our presence as a global Tier I supplier to the commercial and industrial markets, in addition to our existing presence as a global Tier I supplier to the automotive industry.

The aggregate cash consideration for the acquisition of MPG was financed using (i) the net proceeds of the issuance in March 2017 by AAM of $1.2 billion of new senior notes consisting of $700.0 million aggregate principal amount of 6.25% senior notes due 2025, and $500.0 million aggregate principal amount of 6.50% senior notes due 2027, and on April 6, 2017: (ii) borrowings by AAM of $100.0 million under a term loan that matures five years after completion of the acquisition of MPG, (iii) borrowings by AAM of $1.55 billion under a term loan that matures seven years after completion of the acquisition of MPG, and (iv) cash on hand.

We are in the process of valuing MPG's assets acquired and liabilities assumed, as well as identifying and assessing any transactions to be recognized separately from the acquisition. The condensed consolidated financial statements presented in this Form 10-Q as of, and for the three months ended, March 31, 2017 do not include any amounts or balances of MPG as the merger was not completed until April 6, 2017. We will begin to include MPG results in our condensed consolidated financial statements in the second quarter of 2017.

Pro Forma Financial Information

Pro forma net sales for AAM, on a combined basis with MPG for the three months ended March 31, 2017 and March 31, 2016, were $1.8 billion and $1.7 billion, respectively, excluding MPG sales to AAM during those periods. These pro forma amounts were prepared as if the acquisition of MPG had been completed on January 1, 2016. The disclosure of pro forma net sales is for informational purposes only and does not purport to indicate the results that would actually have been obtained had the merger been completed on the assumed date for the periods presented, or which may be realized in the future. It is not practicable for us to provide pro forma earnings amounts for the three months ended March 31, 2017 and March 31, 2016 as the information necessary to calculate these amounts was not readily available as of the date of this filing.

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2017:

March 31,
2017
(in millions)
Beginning balance	$154.0
Acquisition of USM Mexico	79.7
Foreign currency translation	0.1
Ending balance	$233.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets As a result of the acquisition of USM Mexico, AAM identified and recognized certain intangible assets that are subject to amortization. The weighted-average amortization period for all intangible assets recognized as a result of the acquisition of USM Mexico is 13 years. The following table provides a breakout of the major intangible assets acquired by class:

March 31,
2017
(in millions)
Technology	$29.5
Customer platforms	2.2
Total	$31.7

The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's total intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$33.1	$(9.9)	$23.2	$31.7	$(8.5)	$23.2
e-AAM in-process research & development	5.4	—	5.4	5.3	—	5.3
Technology	29.5	(0.2)	29.3	—	—	—
Customer platforms	2.2	—	2.2	—	—	—
Total	$70.2	$(10.1)	$60.1	$37.0	$(8.5)	$28.5

4.	INVENTORIES

We state our inventories at the lower of cost or net realizable value.  The cost of our inventories is determined using the first-in first-out method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(in millions)

Raw materials and work-in-progress	$220.4	$212.7
Finished goods	28.9	33.8
Gross inventories	249.3	246.5
Inventory valuation reserves	(27.7)	(27.0)
Inventories, net	$221.6	$219.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
	(in millions)

Existing Revolving Credit Facility	$—	$—
7.75% Notes due 2019	200.0	200.0
6.625% Notes due 2022	550.0	550.0
6.50% Notes due 2027	500.0	—
6.25% Notes due 2025	700.0	—
6.25% Notes due 2021	400.0	400.0
5.125% Notes due 2019	200.0	200.0
Foreign credit facilities	60.9	60.4
Capital lease obligations	5.4	5.5
Total debt	2,616.3	1,415.9
Less: Current portion of long-term debt	3.4	3.3
Long-term debt	2,612.9	1,412.6
Less: Debt issuance costs	31.4	11.7
Long-term debt, net	$2,581.5	$1,400.9

Existing Revolving Credit Facility As of March 31, 2017, the existing revolving credit facility under the Amended and Restated Credit Agreement, dated as of January 9, 2004, amended and restated as of September 13, 2013 (Existing Revolving Credit Facility) provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At March 31, 2017, we had $507.3 million available under the Existing Revolving Credit Facility.  This availability reflects a reduction of $16.2 million for standby letters of credit issued against the facility. As discussed in New Senior Secured Credit Facilities below, the Existing Revolving Credit Facility was replaced on April 6, 2017.

6.50% Notes due 2027 and 6.25% Notes due 2025 On March 23, 2017, we issued $700.0 million in aggregate principal amount of 6.25% senior notes due 2025 and $500.0 million in aggregate principal amount of 6.50% senior notes due 2027 (the Notes). Proceeds from the Notes were used primarily to fund the cash consideration related to AAM's acquisition of MPG, related fees and expenses, refinancing certain existing indebtedness of MPG and borrowings under the Existing Revolving Credit Facility together with borrowings under the New Senior Secured Credit Facilities. We paid debt issuance costs of $19.6 million in the first quarter of 2017 related to the Notes.

New Senior Secured Credit Facilities In connection with our acquisition of MPG (the Acquisition) on April 6, 2017, Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement), among AAM, Inc., as borrower, Holdings, each financial institution party thereto as a lender (the Lenders), and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which Holdings and certain of its restricted subsidiaries (including certain subsidiaries of MPG acquired as part of the Acquisition) are required to guarantee the borrowings of AAM, Inc. thereunder and Holdings, AAM, Inc. and certain of their restricted subsidiaries are required to pledge their assets (including, without limitation, after-acquired assets), subject to certain exceptions and limitations. In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement with JPMorgan Chase Bank, N.A., as collateral agent, and a Guarantee Agreement with JPMorgan Chase Bank, N.A., as administrative agent.

Pursuant to the Credit Agreement, the Lenders agreed to provide a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $900 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the New Senior Secured Credit Facilities). The proceeds of the Term Loan A Facility and the Term Loan B Facility were used to finance a portion of the consideration for the Acquisition, pay transaction costs, redeem in full MPG Holdco I Inc.’s 7.375% Senior Notes due 2022, and repay the existing indebtedness of AAM, Inc. under its Amended and Restated Credit Agreement, dated as of January 9, 2004, amended and restated as of September 13, 2013 and as further amended, among AAM, Inc., as borrower,

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Holdings, JPMorgan Chase Bank, N.A. as Administrative Agent, and each financial institution party thereto as a lender, as well as repay existing indebtedness of MPG under its Credit Agreement, dated as of October 20, 2014 and as amended as of May 8, 2015, among MPG Holdco I Inc., as guarantor, MPG, the subsidiary guarantors party thereto, and each financial institution party thereto as a lender. The proceeds of the Revolving Credit Facility will be used for general corporate purposes. We paid debt issuance costs of $1.6 million in the first quarter of 2017 related to the New Senior Secured Credit Facilities.

The Term Loan A Facility and the Revolving Credit Facility will mature on April 6, 2022, and the Term Loan B Facility will mature on April 6, 2024. Borrowings under the New Senior Secured Credit Facilities bear interest at rates based on the applicable Eurodollar rate or alternate base rate, as AAM may elect, in each case plus an applicable margin determined based on AAM’s total net leverage ratio. The alternate base rate is the greatest of (a) the JPMorgan Chase Bank, N.A. prime rate, (b) the Federal Reserve Bank of New York rate plus 0.50% and (c) the adjusted Eurodollar rate plus 1.00%. The applicable margin for Eurodollar-based loans under the New Senior Secured Credit Facilities will be between 1.25% and 2.25% with respect to any loan under the Term Loan A Facility, 2.25% with respect to any loan under the Term Loan B Facility, and between 2.00% and 3.00% with respect to any loan under the Revolving Credit Facility. The applicable margin for loans subject to alternate base rate will be between 0.25% and 1.25% with respect to any loan under the Term Loan A Facility, 1.25% with respect to any loan under the Term Loan B Facility, and between 1.00% and 2.00% with respect to any loan under the Revolving Credit Facility.

The Credit Agreement requires certain mandatory prepayments of outstanding loans under the Term Loan A Facility and the Term Loan B Facility, subject to certain exceptions, based on the annual excess cash flow of Holdings and its restricted subsidiaries (with step-downs to 0% based upon the total net leverage ratio, and with no prepayment required if annual excess cash flow is under a specified minimum threshold), the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions, and the net cash proceeds of any issuance of debt not otherwise permitted under the Credit Agreement.

The Credit Agreement permits AAM, Inc. to incur incremental term loan borrowings and/or increase commitments under the Revolving Credit Facility, subject to certain limitations and the satisfaction of certain conditions, in an aggregate amount not to exceed (i) $600 million, plus (ii) certain voluntary prepayments, plus (iii) additional amounts subject to pro forma compliance with a first lien net leverage ratio for Holdings and its restricted subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on total net leverage and cash interest expense coverage ratios and limitations on the ability of Holdings, AAM, Inc. or their restricted subsidiaries to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or certain sales of assets. The Credit Agreement includes customary events of default, the occurrence of which would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. Upon such default, the lenders may also seek customary remedies with respect to the collateral under the Collateral Agreement.

The New Senior Secured Credit Facilities provide back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the New Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to current portion of long-term debt on our Condensed Consolidated Balance Sheet.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2017, $60.9 million was outstanding under our foreign credit facilities and an additional $91.2 million was available.

The weighted-average interest rate of our long-term debt outstanding was 6.7% at March 31, 2017 and 6.6% at December 31, 2016.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$1,388.9	$1,388.9	$187.2	$187.2	Level 1
Currency forward contracts - Prepaid expenses and other
Cash flow hedges	1.0	1.0	—	—	Level 2
Nondesignated currency forward contracts	3.0	3.0	—	—	Level 2
Currency forward contracts - Other assets and deferred charges
Cash flow hedges	0.7	0.7	—	—	Level 2
Currency forward contracts - Accrued expenses and other
Cash flow hedges	7.0	7.0	12.3	12.3	Level 2
Nondesignated currency forward contracts	—	—	1.4	1.4	Level 2
Currency forward contracts - Postretirement benefits and other long-term liabilities
Cash flow hedges	2.9	2.9	11.4	11.4	Level 2

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Existing Revolving Credit Facility	$—	$—	$—	$—	Level 2
7.75% Notes due 2019	200.0	220.3	200.0	221.0	Level 2
6.625% Notes due 2022	550.0	564.5	550.0	566.1	Level 2
6.50% Notes due 2027	500.0	500.2	—	—	Level 2
6.25% Notes due 2025	700.0	695.2	—	—	Level 2
6.25% Notes due 2021	400.0	410.0	400.0	412.0	Level 2
5.125% Notes due 2019	200.0	202.0	200.0	201.7	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	DERIVATIVES

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

Currency forward contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan and Polish Zloty.  As of March 31, 2017, we have currency forward contracts outstanding with a notional amount of $176.3 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the fourth quarter of 2019 and certain direct and indirect inventory and other working capital items into the third quarter of 2017.

The following table summarizes the reclassification of pre-tax derivative losses into net income from accumulated other comprehensive loss for those derivative instruments designated as cash flow hedges under Accounting Standards Codification 815 - Derivatives and Hedging (ASC 815):

		Loss Reclassified During		Loss Expected to
	Location of Loss	Three Months Ended		be Reclassified
	Reclassified into	March 31,		During the
	Net Income	2017	2016	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.8)	$(2.0)	$(6.0)

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three months ended March 31, 2017 and March 31, 2016.

The following table summarizes the amount and location of gains (losses) recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During
	Location of Gain (Loss)	Three Months Ended
	Recognized in	March 31,
	Net Income	2017	2016
		(in millions)

Currency forward contracts	Cost of Goods Sold	$3.5	$(0.5)
Currency forward contracts	Other Income, Net	—	(0.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2017	2016
	(in millions)

Service cost	$0.8	$0.7
Interest cost	6.8	7.3
Expected asset return	(10.5)	(10.7)
Amortized loss	1.7	1.4
Net periodic benefit credit	$(1.2)	$(1.3)

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2017	2016
	(in millions)

Service cost	$0.1	$0.1
Interest cost	3.3	3.5
Amortized loss	0.2	0.1
Amortized prior service credit	(0.7)	(0.7)
Net periodic benefit cost	$2.9	$3.0

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, we have a noncurrent pension liability of $111.0 million and $113.5 million, respectively. As of March 31, 2017 and December 31, 2016, we have a noncurrent other postretirement benefits liability of $543.6 million and $542.6 million, respectively.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions) related to our U.S. pension plans, as well as contributions we made in 2015 for our U.K. pension plan, we are not required to make any cash payments to our pension trusts in 2017. We expect our cash payments for other postretirement benefit obligations in 2017, net of GM cost sharing, to be approximately $16 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)

Beginning balance	$42.9	$36.6
Accruals	5.5	3.9
Payments	(0.9)	(0.5)
Adjustment to prior period accruals	(0.2)	(3.1)
Foreign currency translation	0.2	0.1
Ending balance	$47.5	$37.0

10.	INCOME TAXES

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

Income tax expense was $7.5 million in the three months ended March 31, 2017 as compared to $15.3 million in the three months ended March 31, 2016.  Our effective income tax rate was 8.7% in the first quarter of 2017 as compared to 20.0% in the first quarter of 2016. Our income tax expense and effective tax rate for the three months ended March 31, 2017 are lower than our income tax expense and effective tax rate for the three months ended March 31, 2016 primarily as a result of favorable foreign tax rates, as well as a benefit in the U.S. for 2017 based on higher forecasted annual interest expense attributable to the first quarter of 2017 resulting from the issuance of our $700.0 million aggregate principal amount of 6.25% senior notes and $500.0 million aggregate principal amount of 6.50% senior notes on March 23, 2017. Our effective tax rate for the three months ended March 31, 2017 was lower than the U.S. federal statutory rate of 35% primarily as a result of the impact of these factors, which was partially offset by our inability to realize a tax benefit for current foreign losses.

Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of March 31, 2017 and December 31, 2016, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $38.5 million and $30.7 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first three months of 2016 to the Mexican tax authorities related to transfer pricing matters.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except per share data)
Numerator
Net income	$78.4	$61.1
Less: Net income attributable to participating securities	(1.9)	(1.4)
Net income attributable to common shareholders - Basic and Dilutive	$76.5	$59.7

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	78.5	77.9
Less: Participating securities	(1.9)	(1.7)
Weighted-average common shares outstanding	76.6	76.2

Effect of dilutive securities -
Dilutive stock-based compensation	0.4	0.3

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	77.0	76.5

Basic EPS	$1.00	$0.78

Diluted EPS	$0.99	$0.78

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. There were no stock options excluded from the calculation of diluted EPS at March 31, 2017. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.2 million, with an exercise price of $26.02, at March 31, 2016.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and March 31, 2016 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2016	$(243.5)		$(122.4)	$(23.7)		$(389.6)

Other comprehensive income (loss) before reclassifications	(1.7)		11.9	12.7		22.9

Income tax effect of other comprehensive income (loss) before reclassifications	0.6		—	—		0.6

Amounts reclassified from accumulated other comprehensive loss	1.2	(a)	—	2.8	(b)	4.0

Income tax benefit reclassified into net income	(0.4)		—	—		(0.4)

Net current period other comprehensive income (loss)	(0.3)		11.9	15.5		27.1

Balance at March 31, 2017	$(243.8)		$(110.5)	$(8.2)		$(362.5)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2015	$(223.9)		$(119.2)	$(13.4)		$(356.5)

Other comprehensive income before reclassifications	5.7		15.0	1.4		22.1

Income tax effect of other comprehensive income before reclassifications	(2.0)		—	—		(2.0)

Amounts reclassified from accumulated other comprehensive loss	0.8	(a)	—	2.0	(b)	2.8

Income tax benefit reclassified into net income	(0.3)		—	—		(0.3)

Net current period other comprehensive income	4.2		15.0	3.4		22.6

Balance at March 31, 2016	$(219.7)		$(104.2)	$(10.0)		$(333.9)

(a)
The amount reclassified from AOCI included $1.4 million in cost of goods sold (COGS) and $(0.2) million in selling, general & administrative expenses (SG&A) for the three months ended March 31, 2017 and $1.1 million in COGS and $(0.3) million in SG&A for the three months ended March 31, 2016.

(b)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings, as of March 31, 2017, had no significant assets other than its 100% ownership in AAM, Inc. and no direct subsidiaries other than AAM, Inc and Alpha SPV I, Inc (Merger Sub), which merged with and into MPG upon closing of the Acquisition. The 7.75% Notes, 6.625% Notes, 6.50% Notes, 6.25% Notes (due 2025), 6.25% Notes (due 2021) and 5.125% Notes are senior unsecured obligations of AAM, Inc.; all of which are fully and unconditionally guaranteed, on a joint and several basis, by Holdings, Merger Sub and substantially all domestic subsidiaries of AAM, Inc, which are 100% indirectly owned by Holdings.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net sales
External	$—	$296.6	$50.1	$703.2	$—	$1,049.9
Intercompany	—	0.3	66.7	4.9	(71.9)	—
Total net sales	—	296.9	116.8	708.1	(71.9)	1,049.9
Cost of goods sold	—	277.2	94.9	539.0	(71.9)	839.2
Gross profit	—	19.7	21.9	169.1	—	210.7
Selling, general and administrative expenses	—	73.8	—	9.0	—	82.8
Restructuring and acquisition-related costs	—	15.3	—	0.7	—	16.0
Operating income (loss)	—	(69.4)	21.9	159.4	—	111.9
Non-operating income (expense), net	—	(26.2)	2.4	(2.2)	—	(26.0)
Income (loss) before income taxes	—	(95.6)	24.3	157.2	—	85.9
Income tax expense (benefit)	—	(2.8)	0.1	10.2	—	7.5
Earnings (loss) from equity in subsidiaries	78.4	91.6	(0.6)	—	(169.4)	—
Net income (loss) before royalties	78.4	(1.2)	23.6	147.0	(169.4)	78.4
Royalties	—	79.6	—	(79.6)	—	—
Net income after royalties	78.4	78.4	23.6	67.4	(169.4)	78.4
Other comprehensive income, net of tax	27.1	27.1	10.5	26.4	(64.0)	27.1
Comprehensive income	$105.5	$105.5	$34.1	$93.8	$(233.4)	$105.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net sales
External	$—	$283.2	$54.8	$631.2	$—	$969.2
Intercompany	—	1.6	59.7	3.7	(65.0)	—
Total net sales	—	284.8	114.5	634.9	(65.0)	969.2
Cost of goods sold	—	276.3	92.5	491.4	(65.0)	795.2
Gross profit	—	8.5	22.0	143.5	—	174.0
Selling, general and administrative expenses	—	67.5	—	8.1	—	75.6
Operating income (loss)	—	(59.0)	22.0	135.4	—	98.4
Non-operating income (expense), net	—	(24.3)	3.0	(0.7)	—	(22.0)
Income (loss) before income taxes	—	(83.3)	25.0	134.7	—	76.4
Income tax expense	—	7.8	0.1	7.4	—	15.3
Earnings (loss) from equity in subsidiaries	61.1	92.9	(9.6)	—	(144.4)	—
Net income before royalties	61.1	1.8	15.3	127.3	(144.4)	61.1
Royalties	—	59.3	—	(59.3)	—	—
Net income after royalties	61.1	61.1	15.3	68.0	(144.4)	61.1
Other comprehensive income, net of tax	22.6	22.6	15.7	19.8	(58.1)	22.6
Comprehensive income	$83.7	$83.7	$31.0	$87.8	$(202.5)	$83.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2017
Assets
Current assets
Cash and cash equivalents	$—	$1,413.3	$—	$130.1	$—	$1,543.4
Accounts receivable, net	—	175.3	23.9	503.3	—	702.5
Intercompany receivables	—	312.0	350.5	9.0	(671.5)	—
Inventories, net	—	44.0	31.6	146.0	—	221.6
Prepaid expenses and other	—	30.7	0.3	75.0	—	106.0
Total current assets	—	1,975.3	406.3	863.4	(671.5)	2,573.5
Property, plant and equipment, net	—	209.9	104.8	828.3	—	1,143.0
Goodwill	—	—	147.8	86.0	—	233.8
Intercompany notes and accounts receivable	—	341.6	243.9	—	(585.5)	—
Other assets and deferred charges	—	666.7	38.4	206.6	—	911.7
Investment in subsidiaries	962.9	1,682.1	—	—	(2,645.0)	—
Total assets	$962.9	$4,875.6	$941.2	$1,984.3	$(3,902.0)	$4,862.0
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$3.4	$—	$3.4
Accounts payable	—	162.6	43.6	321.7	—	527.9
Intercompany payables	—	346.2	159.8	165.5	(671.5)	—
Accrued expenses and other	—	113.6	4.5	123.3	—	241.4
Total current liabilities	—	622.4	207.9	613.9	(671.5)	772.7
Intercompany notes and accounts payable	327.1	17.3	2.0	239.1	(585.5)	—
Long-term debt, net	—	2,520.1	4.0	57.4	—	2,581.5
Investment in subsidiaries obligation	—	—	109.9	—	(109.9)	—
Other long-term liabilities	—	752.9	0.7	118.4	—	872.0
Total liabilities	327.1	3,912.7	324.5	1,028.8	(1,366.9)	4,226.2
Total stockholders’ equity	635.8	962.9	616.7	955.5	(2,535.1)	635.8
Total liabilities and stockholders’ equity	$962.9	$4,875.6	$941.2	$1,984.3	$(3,902.0)	$4,862.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2016
Assets
Current assets
Cash and cash equivalents	$—	$84.3	$1.6	$395.3	$—	$481.2
Accounts receivable, net	—	126.7	21.9	411.4	—	560.0
Intercompany receivables	—	442.6	326.0	9.1	(777.7)	—
Inventories, net	—	46.0	29.1	144.4	—	219.5
Prepaid expenses and other	—	29.4	0.5	45.9	—	75.8
Total current assets	—	729.0	379.1	1,006.1	(777.7)	1,336.5
Property, plant and equipment, net	—	213.7	102.9	777.1	—	1,093.7
Goodwill	—	—	147.8	6.2	—	154.0
Intercompany notes and accounts receivable	—	343.9	242.2	—	(586.1)	—
Other assets and deferred charges	—	662.6	37.1	164.2	—	863.9
Investment in subsidiaries	851.8	1,559.0	—	—	(2,410.8)	—
Total assets	$851.8	$3,508.2	$909.1	$1,953.6	$(3,774.6)	$3,448.1
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$3.3	$—	$3.3
Accounts payable	—	80.6	35.8	265.9	—	382.3
Intercompany payables	—	324.8	153.4	299.5	(777.7)	—
Accrued expenses and other	—	142.2	4.3	119.4	—	265.9
Total current liabilities	—	547.6	193.5	688.1	(777.7)	651.5
Intercompany notes and accounts payable	321.8	14.6	7.5	242.2	(586.1)	—
Long-term debt, net	—	1,339.7	4.1	57.1	—	1,400.9
Investment in subsidiaries obligation	—	—	124.7	—	(124.7)	—
Other long-term liabilities	—	754.5	0.6	110.6	—	865.7
Total liabilities	321.8	2,656.4	330.4	1,098.0	(1,488.5)	2,918.1
Total stockholders’ equity	530.0	851.8	578.7	855.6	(2,286.1)	530.0
Total liabilities and stockholders’ equity	$851.8	$3,508.2	$909.1	$1,953.6	$(3,774.6)	$3,448.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net cash provided by (used in) operating activities	$—	$161.8	$5.3	$(104.8)	$—	$62.3
Investing activities
Purchases of property, plant and equipment	—	(11.6)	(5.2)	(18.1)	—	(34.9)
Proceeds from sale of property, plant and equipment	—	0.2	—	0.6	—	0.8
Purchase buyouts of leased equipment	—	(2.3)	—	—	—	(2.3)
Proceeds from sale of business, net	—	7.5	(1.6)	—	—	5.9
Acquisition of business, net	—	—	—	(144.1)	—	(144.1)
Net cash used in investing activities	—	(6.2)	(6.8)	(161.6)	—	(174.6)
Financing activities
Net debt activity	—	1,199.8	(0.1)	(0.5)	—	1,199.2
Debt issuance costs	—	(21.2)	—	—	—	(21.2)
Purchase of treasury stock	(5.2)	—	—	—	—	(5.2)
Intercompany activity	5.2	(5.2)	—	—	—	—
Net cash provided by (used in) financing activities	—	1,173.4	(0.1)	(0.5)	—	1,172.8
Effect of exchange rate changes on cash	—	—	—	1.7	—	1.7
Net increase (decrease) in cash and cash equivalents	—	1,329.0	(1.6)	(265.2)	—	1,062.2
Cash and cash equivalents at beginning of period	—	84.3	1.6	395.3	—	481.2
Cash and cash equivalents at end of period	$—	$1,413.3	$—	$130.1	$—	$1,543.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net cash provided by (used in) operating activities	$—	$66.8	$5.1	$(45.7)	$—	$26.2
Investing activities
Purchases of property, plant and equipment	—	(7.9)	(5.2)	(37.5)	—	(50.6)
Proceeds from sale of property, plant and equipment	—	—	0.2	0.4	—	0.6
Net cash used in investing activities	—	(7.9)	(5.0)	(37.1)	—	(50.0)
Financing activities
Net debt activity	—	(0.2)	(0.1)	4.9	—	4.6
Purchase of treasury stock	(3.5)	—	—	—	—	(3.5)
Intercompany activity	3.5	(3.5)	—	—	—	—
Net cash provided by (used in) financing activities	—	(3.7)	(0.1)	4.9	—	1.1
Effect of exchange rate changes on cash	—	—	—	2.2	—	2.2
Net increase (decrease) in cash and cash equivalents	—	55.2	—	(75.7)	—	(20.5)
Cash and cash equivalents at beginning of period	—	52.0	—	230.5	—	282.5
Cash and cash equivalents at end of period	$—	$107.2	$—	$154.8	$—	$262.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless the context otherwise requires, references to "we," "our," "us" or "AAM" shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (Holdings), a Delaware corporation, (ii) American Axle & Manufacturing, Inc. (AAM, Inc.), a Delaware corporation, and its direct and indirect subsidiaries, and (iii) Alpha SPV I, Inc. (Merger Sub), a Delaware corporation. Holdings has no subsidiaries other than AAM, Inc and Merger Sub.

COMPANY OVERVIEW

We are a global Tier I supplier to the automotive industry.  We manufacture, engineer, design and validate driveline and drivetrain systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles.  Driveline and drivetrain systems include components that transfer power from the transmission and deliver it to the drive wheels.  Our driveline, drivetrain and related products include axles, driveheads, chassis modules, driveshafts, power transfer units, transfer cases, chassis and steering components, transmission parts, electric drive systems and metal formed products.

On April 6, 2017, Merger Sub, a wholly-owned subsidiary of Holdings, merged with and into Metaldyne Performance Group, Inc. (MPG), with MPG as the surviving corporation in the merger. Upon completion of the merger, MPG became a wholly-owned subsidiary of Holdings. As a result, we are now a global Tier I supplier to the automotive, commercial and industrial markets. In addition to AAM's aforementioned driveline business, the merger with MPG has expanded our metal forming business and we now manufacture, engineer, design and validate powertrain and casting technologies. We employ over 25,000 associates, operating at more than 90 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on quality, operational excellence and technology leadership.

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  Sales to GM were approximately 67% of our consolidated net sales in the first three months of 2017 as well as for the first three months and the full year of 2016.

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

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program.  Sales to FCA were approximately 19% of our consolidated net sales in the first three months of 2017, 20% of our consolidated net sales in the first three months of 2016 and 18% of our consolidated net sales for the full year of 2016. In addition to GM and FCA, we supply driveline systems and other related components to Nissan Motor Co., Ltd. (Nissan), Mercedes-Benz, Volkswagen AG (Volkswagen), Audi AG (Audi), Jaguar Land Rover Automotive PLC (JLR), Ford Motor Company (Ford), Honda Motor Co., Ltd., PACCAR Inc., Harley-Davidson Inc., Daimler Truck and other original equipment manufacturers (OEMs) and Tier I supplier companies such as Jatco Ltd. and Hino Motors Ltd. Our consolidated net sales to customers other than GM increased to $347.1 million in the first three months of 2017 as compared to $323.2 million in the first three months of 2016.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Net Sales  Net sales increased to $1,049.9 million in the first quarter of 2017 as compared to $969.2 million in the first quarter of 2016.  Our sales in the first quarter of 2017, as compared to the first quarter of 2016, reflect an increase of approximately 12% in production volumes for the North American light truck and SUV programs we currently support.

Our content-per-vehicle (CPV) (as measured by the dollar value of our products supporting our customers' North American light truck and SUV programs) increased to $1,630 in the first quarter of 2017 as compared to $1,611 in the first quarter of 2016. Our 4WD/AWD penetration rate was 70% in the first quarter of 2017 as compared to 71% in the first quarter of 2016.

Cost of Goods Sold Cost of goods sold was $839.2 million in the first quarter of 2017 as compared to $795.2 million in the first quarter of 2016. The change in cost of goods sold principally reflects the impact of increased production volumes and an increase of approximately $15.0 million related to metal market pass-through costs, which was partially offset by approximately $20.0 million related to lower net manufacturing costs, including the impact of foreign exchange, and productivity initiatives. For the three months ended March 31, 2017, material costs were approximately 70% of total costs of goods sold as compared to approximately 68% for the three months ended March 31, 2016.

Gross Profit   Gross profit increased to $210.7 million in the first quarter of 2017 as compared to $174.0 million in the first quarter of 2016.  Gross margin increased to 20.1% in the first quarter of 2017 as compared to 18.0% in the first quarter of 2016.  The increase in gross profit in the first quarter of 2017, as compared to the first quarter of 2016, reflects the benefit of increased contribution margin on higher production volumes for the North American light truck and SUV programs that we support. Gross profit and gross margin were also impacted by the other factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $82.8 million or 7.9% of net sales in the first quarter of 2017 as compared to $75.6 million or 7.8% of net sales in the first quarter of 2016.  R&D spending was $41.0 million in the first quarter of 2017 as compared to $30.9 million in the first quarter of 2016. The change in SG&A in the first quarter of 2017, as compared to the first quarter of 2016, reflects the increase in R&D expense.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $16.0 million in the first quarter of 2017 and we did not incur any such costs in the first quarter of 2016. In the fourth quarter of 2016, AAM initiated actions under a global restructuring program focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for upcoming acquisition integration activities. As part of our restructuring actions, we incurred severance charges of approximately $1.2 million, as well as implementation costs, including professional expenses, of approximately $5.6 million during the three months ended March 31, 2017. Since inception of the global restructuring program, we have incurred severance charges totaling $1.8 million and implementation costs totaling $15.8 million. We expect to incur approximately $15 to $20 million of additional charges under our global restructuring program in 2017.

On March 1, 2017, we completed the acquisition of 100% of USM Mexico Manufacturing LLC (USM Mexico) and on April 6, 2017, we completed the acquisition of 100% of the equity interests of MPG. During the three months ended March 31, 2017, we incurred $3.3 million of acquisition-related costs and $5.9 million of integration expenses associated with these acquisitions. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect consulting fees incurred in preparation for the acquisitions and ongoing integration activities. We expect to incur additional acquisition and integration charges of approximately $65 to $75 million in 2017.

Operating Income  Operating income increased to $111.9 million in the first quarter of 2017 as compared to $98.4 million in the first quarter of 2016.  Operating margin increased to 10.7% in the first quarter of 2017 as compared to 10.2% in the first quarter of 2016.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Investment Income  Interest expense was $25.5 million in the first quarter of 2017 as compared to $23.6 million in the first quarter of 2016.   Investment income was $0.6 million in the first quarter of both 2017 and 2016.

The change in interest expense in the first quarter of 2017, as compared to the first quarter of 2016, primarily reflects interest expense incurred on $700.0 million in aggregate principal amount of 6.25% senior notes and $500.0 million in aggregate principal amount of 6.50% senior notes (the Notes), which were issued on March 23, 2017. We expect our interest expense, after considering the issuance of the Notes, as well as borrowings under our New Senior Secured Credit Facilities on April 6, 2017 (as defined and described in Liquidity and Capital Resources in this MD&A) to be approximately $235.0 million on an annual basis.

The weighted-average interest rate of our long-term debt outstanding was 6.7% in the first quarter of 2017 and first quarter of 2016.

Other Income (Expense), Net Other income (expense), net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was expense of $1.1 million in the first quarter of 2017 as compared to income of $1.0 million in the first quarter of 2016.

Income Tax Expense  Income tax expense was $7.5 million in the three months ended March 31, 2017 as compared to $15.3 million in the three months ended March 31, 2016.  Our effective income tax rate was 8.7% in the first quarter of 2017 as compared to 20.0% in the first quarter of 2016. Our income tax expense and effective tax rate for the three months ended March 31, 2017 are lower than our income tax expense and effective tax rate for the three months ended March 31, 2016 primarily as a result of favorable foreign tax rates, as well as a benefit in the U.S. for 2017 based on higher forecasted annual interest expense attributable to the first quarter of 2017 resulting from the issuance of our $700.0 million aggregate principal amount of 6.25% senior notes and $500.0 million aggregate principal amount of 6.50% senior notes on March 23, 2017. Our effective tax rate for the three months ended March 31, 2017 was lower than the U.S. federal statutory rate of 35% primarily as a result of the impact of these factors, which was partially offset by our inability to realize a tax benefit for current foreign losses.

Net Income and Earnings Per Share (EPS) Net income increased to $78.4 million in the first quarter of 2017 as compared to $61.1 million in the first quarter of 2016. Diluted EPS increased to $0.99 per share in the first quarter of 2017 as compared to $0.78 per share in the first quarter of 2016. Net income and EPS for the first quarters of 2017 and 2016 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Restructuring and Acquisition-Related Costs and Income Tax Expense above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures, working capital requirements and strategic initiatives.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our New Senior Secured Credit Facilities (as defined below) will be sufficient to meet these needs.

Operating Activities  In the first three months of 2017, net cash provided by operating activities increased to $62.3 million as compared to $26.2 million in the first three months of 2016.  The following factors impacted cash provided by operating activities in the first three months of 2017 as compared to the first three months of 2016:

Net income Net income increased to $78.4 million in the first three months of 2017 as compared to $61.1 million in the first three months of 2016. The increase in net income in the first three months of 2017, as compared to the first three months of 2016, was the result of the factors discussed in the Results of Operations - Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016 section of this MD&A.

Accounts receivable Accounts receivable at March 31, 2017 and March 31, 2016 were $702.5 million and $643.9 million, respectively, as compared to $560.0 million and $539.1 million at December 31, 2016 and 2015, respectively. The change in the accounts receivable balance was primarily due to the increase in sales during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Accounts payable Accounts payable at March 31, 2017 and March 31, 2016 were $527.9 million and $483.4 million, respectively, as compared to $382.3 million and $412.7 million at December 31, 2016 and 2015, respectively. The change in accounts payable balances during the first three months of 2017, as compared to the first three months of 2016, was primarily due to the timing of payments to suppliers, which was partially offset by a reduction in accounts payable of $22.8 million for the settlement of accounts payable as a result of our acquisition of USM Mexico. See Note 3 - Business Combinations for further detail.

Income taxes Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of March 31, 2017 and December 31, 2016, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $38.5 million and $30.7 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first quarter of 2016 to the Mexican tax authorities related to transfer pricing matters.

Although it is difficult to estimate with certainty the amount of our tax liabilities for the years that remain subject to audit, we do not expect the settlements will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of current and future audits and will adjust our estimated liability as necessary.

Pension and Other Postretirement Benefits  (OPEB)  Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions) related to our U.S. pension plans, as well as contributions we made in 2015 for our U.K. pension plan, we are not required to make any cash payments to our pension trusts in 2017. We expect our cash payments for other postretirement benefit obligations in 2017, net of GM cost sharing, to be approximately $16 million.

Investing Activities  In the first quarter of 2017 we completed our acquisition of USM Mexico for a purchase price of $144.1 million, net of cash acquired. The purchase price was funded entirely with available cash.

Capital expenditures were $34.9 million in the first three months of 2017 as compared to $50.6 million in the first three months of 2016.  We expect our capital spending, inclusive of the impact of the MPG acquisition, to be approximately 8% of sales in 2017, which includes support for our global program launches within our new and incremental business backlog.

On April 6, 2017, we completed our acquisition of 100% of the equity interests of MPG for a purchase price of approximately $1.5 billion plus the assumption of approximately $1.7 billion in net debt (comprised of approximately $1.9 billion in debt less approximately $0.2 billion of MPG cash and cash equivalents). The cash portion of the merger consideration was approximately $950 million.

Financing Activities  In the first three months of 2017, net cash provided by financing activities was $1,172.8 million as compared to $1.1 million in the first three months of 2016. The following factors impacted cash provided by financing activities in the first three months of 2017 as compared to the first three months of 2016:

Existing Revolving Credit Facility As of March 31, 2017, the existing revolving credit facility under the Amended and Restated Credit Agreement, dated as of January 9, 2004, amended and restated as of September 13, 2013 (Existing Revolving Credit Facility) provided up to $523.5 million of revolving bank financing commitments through September 13, 2018.  At March 31, 2017, we had $507.3 million available under the Existing Revolving Credit Facility.  This availability reflects a reduction of $16.2 million for standby letters of credit issued against the facility. As discussed in New Senior Secured Credit Facilities below, the Existing Revolving Credit Facility was replaced on April 6, 2017.

6.50% Notes due 2027 and 6.25% Notes due 2025 On March 23, 2017, we issued $700.0 million in aggregate principal amount of 6.25% senior notes due 2025 and $500.0 million in aggregate principal amount of 6.50% senior notes due 2027 (the Notes). Proceeds from the Notes were used primarily to fund the cash consideration related to AAM's acquisition of MPG, related fees and expenses, refinancing certain existing indebtedness of MPG and borrowings under the Existing Revolving Credit Facility together with borrowings under the New Senior Secured Credit Facilities. We paid debt issuance costs of $19.6 million in the first quarter of 2017 related to the Notes.

New Senior Secured Credit Facilities In connection with our acquisition of MPG (the Acquisition) on April 6, 2017, Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement), among AAM, Inc., as borrower, Holdings, each financial institution party thereto as a lender (the Lenders), and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which Holdings and certain of its restricted subsidiaries (including certain subsidiaries of MPG acquired as part of the Acquisition) are required to guarantee the borrowings of AAM, Inc. thereunder and Holdings, AAM, Inc. and certain of their restricted subsidiaries are required to pledge their assets (including, without limitation, after-acquired assets), subject to certain exceptions and limitations. In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement with JPMorgan Chase Bank, N.A., as collateral agent, and a Guarantee Agreement with JPMorgan Chase Bank, N.A., as administrative agent.

Pursuant to the Credit Agreement, the Lenders agreed to provide a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $900 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the New Senior Secured Credit Facilities). The proceeds of the Term Loan A Facility and the Term Loan B Facility were used to finance a portion of the consideration for the Acquisition, pay transaction costs, redeem in full MPG Holdco I Inc.’s 7.375% Senior Notes due 2022, and repay the existing indebtedness of AAM, Inc. under its Amended and Restated Credit Agreement, dated as of January 9, 2004, amended and restated as of September 13, 2013 and as further amended, among AAM, Inc., as borrower, Holdings, JPMorgan Chase Bank, N.A. as Administrative Agent, and each financial institution party thereto as a lender, as well as repay existing indebtedness of MPG under its Credit Agreement, dated as of October 20, 2014 and as amended as of May 8, 2015, among MPG Holdco I Inc., as guarantor, MPG, the subsidiary guarantors party thereto, each financial institution party thereto as a lender. The proceeds of the Revolving Credit Facility will be used for general corporate purposes. We paid debt issuance costs of $1.6 million in the first quarter of 2017 related to the New Senior Secured Credit Facilities.

The Term Loan A Facility and the Revolving Credit Facility will mature on April 6, 2022, and the Term Loan B Facility will mature on April 6, 2024. Borrowings under the New Senior Secured Credit Facilities bear interest at rates based on the applicable Eurodollar rate or alternate base rate, as AAM may elect, in each case plus an applicable margin determined based on AAM’s total net leverage ratio. The alternate base rate is the greatest of (a) the JPMorgan Chase Bank, N.A. prime rate, (b) the Federal Reserve Bank of New York rate plus 0.50% and (c) the adjusted Eurodollar rate plus 1.00%. The applicable margin for Eurodollar-based loans under the New Senior Secured Credit Facilities will be between 1.25% and 2.25% with respect to any loan under the Term Loan A Facility, 2.25% with respect to any loan under the Term Loan B Facility, and between 2.00% and 3.00% with respect to any loan under the Revolving Credit Facility. The applicable margin for loans subject to alternate base rate will be between 0.25% and 1.25% with respect to any loan under the Term Loan A Facility, 1.25% with respect to any loan under the Term Loan B Facility, and between 1.00% and 2.00% with respect to any loan under the Revolving Credit Facility.

The Credit Agreement requires certain mandatory prepayments of outstanding loans under the Term Loan A Facility and the Term Loan B Facility, subject to certain exceptions, based on the annual excess cash flow of Holdings and its restricted subsidiaries (with step-downs to 0% based upon the total net leverage ratio, and with no prepayment required if annual excess cash flow is under a specified minimum threshold), the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions, and the net cash proceeds of any issuance of debt not otherwise permitted under the Credit Agreement.

The Credit Agreement permits AAM, Inc. to incur incremental term loan borrowings and/or increase commitments under the Revolving Credit Facility, subject to certain limitations and the satisfaction of certain conditions, in an aggregate amount not to exceed (i) $600 million, plus (ii) certain voluntary prepayments, plus (iii) additional amounts subject to pro forma compliance with a first lien net leverage ratio for Holdings and its restricted subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on total net leverage and cash interest expense coverage ratios and limitations on the ability of Holdings, AAM, Inc. or their restricted subsidiaries to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or certain sales of assets. The Credit Agreement includes customary events of default, the occurrence of which would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. Upon such default, the lenders may also seek customary remedies with respect to the collateral under the Collateral Agreement.

The New Senior Secured Credit Facilities provide back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the New Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to current portion of long-term debt on our Condensed Consolidated Balance Sheet.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2017, $60.9 million was outstanding under our foreign credit facilities and an additional $91.2 million was available.

Treasury stock Treasury stock increased by $5.2 million in the first three months of 2017 to $196.3 million as compared to $191.1 million at year-end 2016, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units and performance shares.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2017.

On April 6, 2017, we completed our acquisition of MPG. A subsidiary of MPG, Grede Wisconsin Subsidiaries LLC (Grede Wisconsin), had been under investigation by the U.S. Department of Justice and the Environmental Protection Agency for alleged Clean Air Act violations and alleged obstruction of justice relating to the January 2012 removal of debris from the roof of a heat treat oven that was purported to contain asbestos at a now closed Grede facility in Berlin, Wisconsin. The United States Attorney, Eastern District of Wisconsin, indicted Grede LLC and Grede II LLC, the parent company of Grede Wisconsin, in connection with this matter, which we are defending against.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates, primarily relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan and Polish Zloty.  At March 31, 2017, we had currency forward contracts with a notional amount of $176.3 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $16.0 million at March 31, 2017 and was approximately $14.2 million at December 31, 2016.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates.  As of March 31, 2017, there are no interest rate swaps in place.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at March 31, 2017) on our long-term debt outstanding, would be and was approximately $0.6 million at March 31, 2017 and December 31, 2016, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, in conjunction with our acquisition of USM Mexico and in preparation for the completion of our acquisition of MPG, we completed the design and implementation of internal controls over financial reporting specific to business combinations. The implemented controls address the various elements of a business combination, including but not limited to: 1) calculation of the consideration transferred; 2) identifying and properly accounting for transactions that are separate from the business combination; 3) use of competent and qualified personnel in performing the valuation of assets acquired and liabilities assumed; 4) identifying and disclosing provisional amounts; and 5) tracking measurement period adjustments.

Our acquisition of MPG was completed on April 6, 2017. We are currently integrating policies, processes and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until such time as the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. There were no repurchases under the authorized share repurchase program during the first quarter of 2017 and there is approximately $98.5 million available for repurchase.

In the first quarter of 2017, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units. The following table provides information about our equity security purchases during the quarter ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2017	3,041	$20.49	—	$—
February 1 - February 28, 2017	—	—	—	—
March 1 - March 31, 2017	260,634	19.80	—	—
Total	263,675	$19.81	—	$—

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
May 5, 2017

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