Form 10-Q
period 2017-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2017-11-03
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 111,290,072 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

•	global economic conditions;

•	a significant disruption in operations at one or more of our key manufacturing facilities;

•	our ability to maintain satisfactory labor relations and avoid work stoppages;

•	our suppliers', our customers' and their suppliers' ability to maintain satisfactory labor relations and avoid work stoppages;

•	price volatility in, or reduced availability of, fuel;

•	potential liabilities or litigation relating to, or assumed in, the MPG merger;

•	potential adverse reactions or changes to business relationships resulting from the completion of the merger with MPG;

•	our ability to protect our intellectual property and successfully defend against assertions made against us;

•	our ability to attract and retain key associates;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except per share data)

Net sales	$1,724.4	$1,006.9	$4,532.1	$3,001.5

Cost of goods sold	1,426.7	825.7	3,707.3	2,454.9

Gross profit	297.7	181.2	824.8	546.6

Selling, general and administrative expenses	102.3	78.6	289.1	231.8

Amortization of intangible assets	24.4	1.3	50.8	3.6

Restructuring and acquisition-related costs	22.8	—	90.5	—

Operating income	148.2	101.3	394.4	311.2

Interest expense	(57.5)	(23.2)	(139.9)	(70.2)

Investment income	0.8	0.5	2.2	2.6

Other income (expense)
Debt refinancing and redemption costs	—	—	(2.7)	—
Other income (expense), net	0.5	0.9	(7.4)	4.0

Income before income taxes	92.0	79.5	246.6	247.6

Income tax expense	5.7	17.8	15.6	53.8

Net income	$86.3	$61.7	$231.0	$193.8

Net income attributable to noncontrolling interests	(0.1)	—	(0.2)	—

Net income attributable to AAM	$86.2	$61.7	$230.8	$193.8

Basic earnings per share	$0.76	$0.79	$2.28	$2.48

Diluted earnings per share	$0.75	$0.78	$2.27	$2.47

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$86.3	$61.7	$231.0	$193.8

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	3.1	0.6	3.7	5.3
Foreign currency translation adjustments	42.8	(0.8)	79.3	15.0
Changes in cash flow hedges, net of tax (b)	1.1	(4.1)	21.5	(6.4)
Other comprehensive income (loss)	47.0	(4.3)	104.5	13.9

Comprehensive income	$133.3	$57.4	$335.5	$207.7

Net income attributable to noncontrolling interests	(0.1)	—	(0.2)	—

Comprehensive income attributable to AAM	$133.2	$57.4	$335.3	$207.7

(a)
Amounts are net of tax of $(1.0) million and $(1.2) million for the three and nine months ended September 30, 2017, and $(0.1) million and $(2.8) million for the three and nine months ended September 30, 2016, respectively.

(b)	Amounts are net of tax of $0.7 million for the nine months ended September 30, 2017.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$549.6	$481.2
Accounts receivable, net	1,122.0	560.0
Inventories, net	396.6	182.3
Prepaid expenses and other	144.5	75.8
Total current assets	2,212.7	1,299.3

Property, plant and equipment, net	2,302.7	1,093.7
Deferred income taxes	39.9	369.4
Goodwill	1,654.6	154.0
Intangible assets, net	1,236.6	28.5
GM postretirement cost sharing asset	232.2	236.1
Other assets and deferred charges	379.6	242.9
Total assets	$8,058.3	$3,423.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$6.8	$3.3
Accounts payable	856.4	382.3
Accrued compensation and benefits	200.0	139.3
Deferred revenue	28.5	24.6
Accrued expenses and other	193.3	102.0
Total current liabilities	1,285.0	651.5

Long-term debt, net	4,169.3	1,400.9
Deferred revenue	79.7	70.8
Deferred income taxes	233.5	15.0
Postretirement benefits and other long-term liabilities	854.2	779.9
Total liabilities	6,621.7	2,918.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
118.2 million shares issued as of September 30, 2017 and 83.0 million shares issued as of December 31, 2016	1.2	0.9
Paid-in capital	1,258.5	660.1
Retained earnings	656.3	425.5
Treasury stock at cost, 6.9 million shares as of September 30, 2017 and 6.5 million shares as of December 31, 2016	(198.1)	(191.1)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(239.8)	(243.5)
Foreign currency translation adjustments	(43.1)	(122.4)
Unrecognized loss on cash flow hedges, net of tax	(2.2)	(23.7)
Total AAM stockholders' equity	1,432.8	505.8
Noncontrolling interests in subsidiaries	3.8	—
Total stockholders' equity	1,436.6	505.8
Total liabilities and stockholders' equity	$8,058.3	$3,423.9

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(in millions)
Operating activities
Net income	$231.0	$193.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	303.4	150.4
Impairment of property, plant and equipment	—	3.4
Deferred income taxes	(43.8)	32.3
Stock-based compensation	37.2	15.8
Pensions and other postretirement benefits, net of contributions	0.6	(5.7)
Loss on disposal of property, plant and equipment, net	0.7	2.2
Undistributed earnings in affiliate	(2.0)	(2.2)
Debt refinancing and redemption costs	2.7	—
Changes in operating assets and liabilities, net of amounts acquired
Accounts receivable	(131.0)	(140.0)
Inventories	(3.3)	13.7
Accounts payable and accrued expenses	65.3	98.1
Deferred revenue	10.1	(8.9)
Other assets and liabilities	(50.2)	(61.9)
Net cash provided by operating activities	420.7	291.0

Investing activities
Purchases of property, plant and equipment	(278.7)	(158.7)
Proceeds from sale of property, plant and equipment	1.7	0.7
Proceeds from government grants	—	2.8
Purchase buyouts of leased equipment	(12.6)	—
Final distribution of Reserve Yield Plus Fund	—	1.0
Proceeds from sale of business, net	5.9	—
Acquisition of business, net of cash acquired	(895.5)	(5.6)
Net cash used in investing activities	(1,179.2)	(159.8)

Financing activities
Payments of long-term debt and capital lease obligations	(1,944.6)	(6.2)
Proceeds from issuance of long-term debt	2,858.1	28.8
Debt issuance costs	(90.8)	—
Purchase of treasury stock	(7.0)	(5.3)
Employee stock option exercises	0.9	0.3
Net cash provided by financing activities	816.6	17.6

Effect of exchange rate changes on cash	10.3	2.6

Net increase in cash and cash equivalents	68.4	151.4

Cash and cash equivalents at beginning of period	481.2	282.5

Cash and cash equivalents at end of period	$549.6	$433.9

Supplemental cash flow information
Interest paid	$108.9	$61.3
Income taxes paid, net of refunds	$30.2	$42.5
Non-cash investing activities: AAM common shares issued for acquisition of MPG	$576.7	$—
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Change in Accounting Principle Effective April 1, 2017, we changed our method of accounting for indirect inventory from capitalizing and recording as expense when the inventory was consumed to now expensing indirect inventory at the time of purchase. We believe that expensing indirect inventory at the time of purchase is preferable as the change (1) aligns purchase patterns of indirect inventory with our current operational strategies, (2) reduces the administrative burden associated with recordkeeping for indirect inventory, and (3) results in a uniform accounting policy across our global operations as MPG's accounting method had been to expense indirect inventory upon purchase.

Based on the guidance in Accounting Standards Codification (ASC) 250 Accounting Changes and Error Corrections we applied this change in accounting principle retrospectively. As a result of the change, we have decreased previously reported inventories, net by $37.2 million, decreased previously reported retained earnings by $24.2 million and increased previously reported deferred tax assets by $13.0 million as of January 1, 2016 and December 31, 2016. The cumulative impact of the change in accounting principle from January 1, 2016 to March 31, 2017, which covers the periods in which we would be required to retrospectively revise our Statements of Income and Balance Sheets, is an increase to income of $2.4 million, net of tax. We have determined that the quarterly impact of this adjustment would not be material in any required prior period nor is the impact of recording the cumulative impact of $2.4 million, net of tax material to the current period. As such, we recorded the $2.4 million, net of tax adjustment related to prior periods in the second quarter of 2017. The impact of this $2.4 million, net of tax adjustment to income resulted in an increase in basic and diluted earnings per share of $0.02 per share for the nine months ended September 30, 2017. The impact on current period income for the quarter ended September 30, 2017 was immaterial in comparison to accounting for indirect inventory under our historical accounting policy. See Note 5 - Inventories for further discussion.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of New Accounting Standards

Accounting Standards Update 2017-12

On August 28, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12 - Targeted Improvements to Accounting for Hedging Activities (Topic 815). ASU 2017-12 is intended to better align the risk management activities of a company with the company's financial reporting for hedging relationships. This guidance expands and refines several aspects of hedge accounting. The most applicable changes to AAM as a result of the new guidance are as follows: 1) the concept of risk component hedging is introduced in ASU 2017-12, which could allow us to hedge contractually specified components in a contract; 2) the guidance now allows entities to utilize a 31-day period in assessing whether the critical terms of a forecasted transaction match the maturity of the hedging derivative, which could allow for expanded use of hedging instruments for certain sales and purchases; and 3) we may now qualitatively assess hedge effectiveness on a quarterly basis when the facts and circumstances related to the hedging relationship have not changed significantly. This guidance becomes effective at the beginning of our 2019 fiscal year, however early adoption is permitted, and we expect to adopt this guidance effective January 1, 2018. The adoption of this guidance is not expected to have any impact on the measurement or presentation of our existing hedging relationships.

Accounting Standards Update 2017-07

On March 10, 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of defined benefit pension cost and postretirement benefit cost (net benefit cost). The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance becomes effective at the beginning of our 2018 fiscal year and requires a retrospective transition method for the income statement classification of the net benefit cost components and a prospective transition method for the capitalization of the service cost component in assets. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

Accounting Standards Update 2016-16

On October 24, 2016, the FASB issued ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Existing income tax guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This existing guidance is deemed an exception to the principle of comprehensive recognition of current and deferred income taxes under GAAP. Due to the limited authoritative guidance about this exception, diversity in practice exists. ASU 2016-16 eliminates this exception for intra-entity transfers of assets other than inventory and requires that entities recognize the income tax consequences when the transfers occur. This guidance becomes effective at the beginning of our 2018 fiscal year and requires a modified retrospective transition method. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

The Revenue Recognition ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for AAM beginning on January 1, 2018 and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We expect to adopt this guidance using the modified retrospective approach.

We are concluding the assessment phase of implementing this guidance. We have evaluated each of the five steps in the new revenue recognition model, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. Our preliminary conclusion is that the impact of implementing the Revenue Recognition ASUs will be immaterial to our financial statements and that our method for recognizing revenue subsequent to the implementation of the Revenue Recognition ASUs will not vary significantly from our revenue recognition practices under current GAAP.

There are certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Topic 606 and we are currently implementing the necessary changes to our control framework for revenue recognition. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. We are currently concluding our assessment of the new disclosure requirements and we are in the process of drafting our disclosures for both interim and annual periods under Topic 606.

Share Repurchase Program In 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. Approximately $1.5 million of shares have been repurchased under the authorized share repurchase program, leaving approximately $98.5 million available for repurchase. There were no repurchases under the program in the first nine months of 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	RESTRUCTURING AND ACQUISITION-RELATED COSTS

In the fourth quarter of 2016, AAM initiated actions under a global restructuring program focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for acquisition integration activities. A summary of this activity for the first nine months of 2017 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual as of December 31, 2016	$0.6	$9.2	$9.8
Charges	1.7	13.5	15.2
Cash utilization	(2.3)	(17.8)	(20.1)
Non-cash utilization	—	—	—
Accrual adjustments	—	—	—
Accrual as of September 30, 2017	$—	$4.9	$4.9

As part of our restructuring actions, we incurred severance charges of approximately $1.7 million, as well as implementation costs, including professional expenses, of approximately $13.5 million during the nine months ended September 30, 2017. Since the inception of our global restructuring program, we have incurred severance charges totaling $2.3 million and implementation costs totaling $23.7 million. We expect to incur up to $5 million of additional charges under our global restructuring program in 2017.
On March 1, 2017, we completed the acquisition of USM Mexico Manufacturing LLC (USM Mexico) and on April 6, 2017, we completed the acquisition of MPG. During the nine months ended September 30, 2017, we incurred the following charges related to these acquisitions:

	Acquisition-Related Costs	Severance Charges	Integration Expenses	Total
	(in millions)
Charges	$40.7	$5.6	$29.0	$75.3

Total restructuring and acquisition-related charges				$90.5
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Also included in acquisition-related costs is a one-time charge of approximately $20 million for MPG stock-based compensation that was accelerated and settled as a result of the acquisition. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions. Total charges associated with our global restructuring program and acquisition-related charges of $22.8 million and $90.5 million are shown on a separate line item titled "Restructuring and Acquisition-Related Costs" in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively.

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

The aggregate cash consideration for the acquisition of MPG was financed using (i) net proceeds from the issuance in March 2017 by AAM of $1.2 billion of new senior notes consisting of $700.0 million aggregate principal amount of 6.25% senior notes due 2025, and $500.0 million aggregate principal amount of 6.50% senior notes due 2027, and on April 6, 2017: (ii) borrowings by AAM of $100.0 million under a term loan that matures in 2022, (iii) borrowings by AAM of $1.55 billion under a term loan that matures in 2024, and (iv) cash on hand.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents the preliminary fair values of the assets acquired and liabilities assumed resulting from the acquisition, as well as the calculation of goodwill:

(in millions)	April 6, 2017
Cash consideration	$953.5
Share consideration	576.7
Total consideration transferred	$1,530.2
Fair value of MPG noncontrolling interests	3.6
Total fair value of MPG	$1,533.8

Cash and cash equivalents	$202.1
Accounts receivable	403.2
Inventories	199.0
Prepaid expenses and other long-term assets	121.0
Property, plant and equipment	985.7
Intangible assets	1,223.1
Total assets acquired	$3,134.1
Accounts payable	287.8
Accrued expenses and other	137.2
Deferred income tax liabilities	596.4
Debt	1,918.7
Postretirement benefits and other long-term liabilities	54.5
Net assets acquired	$139.5
Goodwill	$1,394.3

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

In the third quarter of 2017, we made measurement period adjustments to reflect changes to facts and circumstances that existed as of the acquisition date, which resulted in a net increase in Goodwill of $18.0 million. These adjustments related primarily to Intangible assets and the corresponding offset to Deferred income tax liabilities as a result of changes to our third-party valuation and customary post-closing reviews. The resulting impact to amortization expense in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 of adjusting our intangible assets was immaterial.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognized $1,223.1 million of amortizable intangible assets for customer platforms, customer relationships, developed technology and licensing agreements as a result of the acquisition of MPG. These intangible assets will be amortized over a period ranging from five to 17 years. The intangible assets were valued using primarily the relief from royalty method or the multi-period excess earnings method, both of which utilize significant unobservable inputs. These inputs are defined in the fair value hierarchy as Level 3 inputs, which require management to make estimates and assumptions regarding certain financial measures using forecasted or projected information.

AAM had an existing accounts payable balance of $12.4 million with MPG as of the date of acquisition. As a result of the acquisition, this pre-existing accounts payable balance was settled and AAM accounted for this settlement separately from the acquisition. This resulted in a $12.4 million reduction in the purchase price and this portion of the cash paid to acquire MPG has been reflected as an operating cash outflow in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.

Included in net sales and net income attributable to AAM for the period from the acquisition date on April 6, 2017 through September 30, 2017 was approximately $1,351 million and $42 million, respectively, attributable to MPG.

Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for AAM, on a combined basis with MPG for the nine months ended September 30, 2017 and September 30, 2016, were $5.3 billion and $5.1 billion, respectively, excluding MPG sales to AAM during those periods. Unaudited pro forma net income amounts for the nine months ended September 30, 2017 and September 30, 2016 were approximately $290 million and $170 million, respectively. Unaudited pro forma earnings per share amounts for the nine months ended September 30, 2017 and September 30, 2016 were $2.57 per share and $1.64 per share, respectively.

The unaudited pro forma net income amounts for the nine months ended September 30, 2017 and September 30, 2016 have been adjusted by approximately $20 million for a one-time charge for MPG stock-based compensation that was accelerated and settled on the date of acquisition, approximately $25 million related to the step-up of inventory to fair value as a result of the acquisition, and approximately $55 million in acquisition-related costs. This adjustment resulted in a reclassification of approximately $65 million, net of tax, from unaudited pro forma net income for the first nine months of 2017 into pro forma net income for the first nine months of 2016, as we are required to disclose the unaudited pro forma amounts as if the acquisition of MPG had been completed on January 1, 2016.

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

The purchase agreement specifies a period of time subsequent to the acquisition date for calculating the final working capital amount of USM Mexico as of the acquisition date. As a result, the purchase price, working capital and goodwill amounts as included in the table above are considered provisional and are subject to adjustment. We expect these provisional amounts to be finalized in the fourth quarter of 2017. None of the goodwill is expected to be deductible for tax purposes.

AAM had an existing accounts payable balance of $22.8 million with USM Mexico as of the date of acquisition. As a result of the acquisition, this pre-existing accounts payable balance was settled and AAM accounted for this settlement separately from the acquisition. This resulted in a $22.8 million reduction in the purchase price and this portion of the cash paid to acquire USM Mexico has been reflected as an operating cash outflow in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.

The operating results of USM Mexico from the acquisition date through September 30, 2017 were insignificant to AAM's Condensed Consolidated Statement of Income for the three months and nine months ended September 30, 2017. Further, we have not included pro forma revenue and earnings for the nine months ended September 30, 2017 and September 30, 2016 as the inclusion of USM Mexico would be insignificant to AAM's consolidated results for these periods.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the nine months ended September 30, 2017:

	Driveline	Metal Forming	Powertrain	Casting	Consolidated
	(in millions)
Balance as of December 31, 2016	$130.1	$23.9	$—	$—	$154.0
Acquisition of MPG	—	516.0	472.3	406.0	1,394.3
Acquisition of USM Mexico	80.4	—	—	—	80.4
Foreign currency translation	0.4	16.6	8.9	—	25.9
Balance as of September 30, 2017	$210.9	$556.5	$481.2	$406.0	$1,654.6

Intangible Assets As a result of the acquisitions of MPG and USM Mexico, AAM identified and recognized certain intangible assets that are subject to amortization. The weighted-average amortization period for all intangible assets recognized as a result of these acquisitions is 13.6 years. The following table provides a breakout of the major intangible assets acquired by class:

	Estimated	September 30,
	Useful Lives	2017
	(years)	(in millions)
MPG
Customer platforms	14	$950.0
Customer relationships	16-17	151.8
Technology and other	5-13	121.3
Total MPG		$1,223.1

USM Mexico
Technology	13	$29.5
Customer platforms	13	2.2
Total USM Mexico		$31.7

Total		$1,254.8

In the third quarter of 2017, we made measurement period adjustments related to the acquisition of MPG to reflect changes to facts and circumstances that existed as of the acquisition date. These adjustments resulted in a decrease to customer platforms of $20.0 million and a decrease in customer relationships of $1.5 million as a result of changes to our third-party valuation and customary post-closing reviews. The impact to amortization expense in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 as a result of adjusting our intangible assets was immaterial.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's total intangible assets, which are all subject to amortization:

	September 30,			December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$35.2	$(12.8)	$22.4	$31.7	$(8.5)	$23.2
e-AAM in-process research and development	5.9	—	5.9	5.3	—	5.3
Customer platforms	952.2	(35.3)	916.9	—	—	—
Customer relationships	151.8	(4.9)	146.9	—	—	—
Technology and other	150.8	(6.3)	144.5	—	—	—
Total	$1,295.9	$(59.3)	$1,236.6	$37.0	$(8.5)	$28.5

Amortization expense for these intangible assets was $24.4 million and $50.8 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2016, respectively. Estimated amortization expense for each of the next five years is as follows: approximately $75 million in 2017 and approximately $100 million in each of the years 2018 through 2021.

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

Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(in millions)

Raw materials and work-in-progress	$331.4	$163.3
Finished goods	90.0	33.8
Gross inventories	421.4	197.1
Inventory valuation reserves	(24.8)	(14.8)
Inventories, net	$396.6	$182.3

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	93.8	—
Term Loan B Facility	1,530.6	—
7.75% Notes due 2019	200.0	200.0
6.625% Notes due 2022	550.0	550.0
6.50% Notes due 2027	500.0	—
6.25% Notes due 2025	700.0	—
6.25% Notes due 2021	400.0	400.0
5.125% Notes due 2019	200.0	200.0
Foreign credit facilities	52.3	60.4
Capital lease obligations	28.6	5.5
Total debt	4,255.3	1,415.9
Less: Current portion of long-term debt	6.8	3.3
Long-term debt	4,248.5	1,412.6
Less: Debt issuance costs	79.2	11.7
Long-term debt, net	$4,169.3	$1,400.9

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

Pursuant to the Credit Agreement, the Lenders agreed to provide a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $900 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the New Senior Secured Credit Facilities). The proceeds of the Term Loan A Facility and the Term Loan B Facility were used to finance a portion of the consideration for the Acquisition, pay transaction costs, redeem in full MPG Holdco I Inc.’s 7.375% Senior Notes due 2022, and repay the existing indebtedness of AAM, Inc. under its Amended and Restated Credit Agreement, dated as of January 9, 2004, amended and restated as of September 13, 2013 and as further amended, among AAM, Inc., as borrower, Holdings, and each financial institution party thereto as a lender and administrative agent, as well as repay existing indebtedness of MPG under its Credit Agreement, dated as of October 20, 2014 and as amended as of May 8, 2015, among MPG Holdco I Inc., as guarantor, MPG, the subsidiary guarantors party thereto, and each financial institution party thereto as a lender and administrative agent. The proceeds of the Revolving Credit Facility will be used for general corporate purposes. We paid debt issuance costs of $53.9 million in the first nine months of 2017 related to the New Senior Secured Credit Facilities.

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

As of September 30, 2017, we have prepaid $5.0 million of the outstanding principal on our Term Loan A Facility and $15.5 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility for the next four quarters. As a result, there are no amounts related to the Term Loan A Facility or Term Loan B Facility in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of September 30, 2017.

At September 30, 2017, we had $869.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $30.9 million for standby letters of credit issued against the facility.

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

6.50% Notes due 2027 and 6.25% Notes due 2025 On March 23, 2017, we issued $700.0 million in aggregate principal amount of 6.25% senior notes due 2025 and $500.0 million in aggregate principal amount of 6.50% senior notes due 2027 (the Notes). Proceeds from the Notes were used primarily to fund the cash consideration related to AAM's acquisition of MPG, related fees and expenses, refinancing certain existing indebtedness of MPG and borrowings under our previous revolving credit facility, which has been replaced by our new Revolving Credit Facility, together with borrowings under the New Senior Secured Credit Facilities. We paid debt issuance costs of $36.9 million in the first nine months of 2017 related to the Notes.

Repayment of MPG Indebtedness Upon the acquisition of MPG, we assumed approximately $1.9 billion of existing MPG indebtedness, which we repaid in its entirety on the date of acquisition. This indebtedness was comprised of approximately $0.2 billion of a Euro denominated term loan, approximately $1.0 billion of a U.S. dollar denominated term loan and approximately $0.7 billion of outstanding MPG bonds. Upon settlement of the debt, we paid approximately $24.6 million of accrued interest. In addition, we expensed $2.7 million of prepayment premiums related to the extinguishment of MPG's debt, which has been presented in the Debt refinancing and redemption costs line item within our condensed consolidated statements of income for both the three and nine months ended September 30, 2017.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2017, $52.3 million was outstanding under our foreign credit facilities and an additional $99.9 million was available.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average interest rate of our long-term debt outstanding was 5.7% at September 30, 2017 and 6.6% at December 31, 2016.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$126.1	$126.1	$187.2	$187.2	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	1.1	1.1	—	—	Level 2
Nondesignated - currency forward contracts	1.0	1.0	—	—	Level 2
Nondesignated - currency option contracts	1.5	1.5	—	—	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	2.1	2.1	—	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.3	0.3	—	—	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	3.8	3.8	12.3	12.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.2	0.2	—	—	Level 2
Nondesignated - currency forward contracts	0.2	0.2	1.4	1.4	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.5	0.5	11.4	11.4	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.1	2.1	—	—	Level 2

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	93.8	93.3	—	—	Level 2
Term Loan B Facility	1,530.6	1,521.1	—	—	Level 2
7.75% Notes due 2019	200.0	219.0	200.0	221.0	Level 2
6.625% Notes due 2022	550.0	567.2	550.0	566.1	Level 2
6.50% Notes due 2027	500.0	502.8	—	—	Level 2
6.25% Notes due 2025	700.0	711.7	—	—	Level 2
6.25% Notes due 2021	400.0	411.0	400.0	412.0	Level 2
5.125% Notes due 2019	200.0	200.5	200.0	201.7	Level 2

8.	DERIVATIVES

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

Currency derivative contracts  From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in exchange rates relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan, Polish Zloty and Indian Rupee.  As of September 30, 2017, we have currency forward and option contracts outstanding with a notional amount of $218.1 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2020 and certain direct and indirect inventory and other working capital items into the second quarter of 2018.

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

The following table summarizes the reclassification of derivative losses into net income from accumulated other comprehensive loss for those derivative instruments designated as cash flow hedges under Accounting Standards Codification 815 - Derivatives and Hedging (ASC 815):

		Loss Reclassified During				Loss Expected to
	Location of Loss	Three Months Ended		Nine Months Ended		be Reclassified
	Reclassified into	September 30,		September 30,		During the
	Net Income	2017	2016	2017	2016	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(0.7)	$(2.6)	$(4.6)	$(6.9)	$(2.6)
Variable-to-fixed interest rate swap	Interest Expense	—	—	—	—	(0.1)

See Note 13 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2017 and 2016.

The following table summarizes the amount and location of gains (losses) recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Gain (Loss) Recognized During
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in	September 30,		September 30,
	Net Income	2017	2016	2017	2016
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.4	$(1.3)	$6.1	$(4.0)
Currency forward contracts	Other Income, Net	—	—	—	(0.7)
Currency option contracts	Cost of Goods Sold	0.3	—	1.4	—

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)

Service cost	$0.7	$0.8	$2.6	$2.3
Interest cost	7.2	7.3	21.4	21.9
Expected asset return	(11.1)	(10.7)	(32.7)	(32.1)
Amortized loss	1.9	1.3	5.4	4.1
Amortized prior service cost (credit)	(0.1)	—	(0.1)	—
Settlement	2.9	—	2.9	—
Net periodic benefit cost (credit)	$1.5	$(1.3)	$(0.5)	$(3.8)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	3.3	3.5	9.9	10.5
Amortized loss	0.2	0.1	0.5	0.3
Amortized prior service credit	(0.8)	(0.7)	(2.1)	(2.0)
Net periodic benefit cost	$2.8	$3.0	$8.6	$9.1

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, we have a noncurrent pension liability of $141.0 million and $113.5 million, respectively. As of September 30, 2017 and December 31, 2016, we have a noncurrent other postretirement benefits liability of $540.3 million and $542.6 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)

Beginning balance	$47.9	$37.9	$42.9	$36.6
Accruals	4.4	4.4	14.0	12.4
Payments	(2.1)	(3.0)	(4.5)	(6.7)
Adjustment to prior period accruals	(3.7)	—	(6.3)	(3.1)
Foreign currency translation	0.2	—	0.6	0.1
Ending balance	$46.7	$39.3	$46.7	$39.3

11.	INCOME TAXES

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

Income tax expense was $5.7 million in the three months ended September 30, 2017 as compared to $17.8 million in the three months ended September 30, 2016.  Our effective income tax rate was 6.2% in the third quarter of 2017 as compared to 22.4% in the third quarter of 2016. Income tax expense was $15.6 million in the nine months ended September 30, 2017 as compared to $53.8 million in the nine months ended September 30, 2016.  Our effective income tax rate was 6.3% in the first nine months of 2017 as compared to 21.7% in the first nine months of 2016.

Our effective income tax rate for the three months ended September 30, 2017 is lower than our effective income tax rate for the three months ended September 30, 2016 as a result of an increase in the proportionate share of income attributable to lower tax rate jurisdictions. In addition, subsequent to the acquisition of MPG, we re-evaluated our valuation allowance position with regard to jurisdictions in which consolidated state tax returns are filed and recorded an income tax benefit for the three months ended September 30, 2017.

Our effective income tax rate for the nine months ended September 30, 2017 is lower than our effective income tax rate for the nine months ended September 30, 2016 as a result of an increase in the proportionate share of income attributable to lower tax rate jurisdictions. In addition, subsequent to the acquisition of MPG, we re-evaluated our valuation allowance position with regard to jurisdictions in which consolidated state tax returns are filed and recorded an income tax benefit for the nine months ended September 30, 2017. This was partially offset by a discrete tax adjustment related to certain non-deductible transaction and acquisition-related costs.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our income tax expense and effective tax rate for the three and nine months ended September 30, 2017, and September 30, 2016, reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of September 30, 2017 and December 31, 2016, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $54.4 million and $30.7 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first nine months of 2016 to the Mexican tax authorities related to transfer pricing matters.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$86.2	$61.7	$230.8	$193.8
Less: Net income attributable to participating securities	(1.9)	(1.4)	(5.1)	(4.4)
Net income attributable to common shareholders - Basic and Dilutive	$84.3	$60.3	$225.7	$189.4

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	113.9	78.3	101.5	78.2
Less: Participating securities	(2.6)	(1.8)	(2.3)	(1.8)
Weighted-average common shares outstanding	111.3	76.5	99.2	76.4

Effect of dilutive securities -
Dilutive stock-based compensation	0.4	0.5	0.4	0.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	111.7	77.0	99.6	76.8

Basic EPS	$0.76	$0.79	$2.28	$2.48

Diluted EPS	$0.75	$0.78	$2.27	$2.47

Certain exercisable stock options were excluded from the computations of diluted EPS because the exercise price of these options was greater than the average period market prices. There were no stock options excluded from the calculation of

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

diluted EPS at September 30, 2017. The number of stock options outstanding, which were not included in the calculation of diluted EPS, was 0.2 million, with an exercise price of $26.02, at September 30, 2016.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2017 and September 30, 2016 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at June 30, 2017	$(242.9)		$(85.9)	$(3.3)		$(332.1)

Other comprehensive income before reclassifications	—		42.8	0.4		43.2

Income tax effect of other comprehensive income before reclassifications	—		—	—		—

Amounts reclassified from accumulated other comprehensive loss	4.1	(a)	—	0.7	(b)	4.8

Income tax benefit reclassified into net income	(1.0)		—	—		(1.0)

Net current period other comprehensive income	3.1		42.8	1.1		47.0

Balance at September 30, 2017	$(239.8)		$(43.1)	$(2.2)		$(285.1)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at June 30, 2016	$(219.2)		$(103.4)	$(15.7)		$(338.3)

Other comprehensive loss before reclassifications	—		(0.8)	(6.7)		(7.5)

Income tax effect of other comprehensive loss before reclassifications	—		—	—		—

Amounts reclassified from accumulated other comprehensive loss	0.7	(a)	—	2.6	(b)	3.3

Income tax benefit reclassified into net income	(0.1)		—	—		(0.1)

Net current period other comprehensive income (loss)	0.6		(0.8)	(4.1)		(4.3)

Balance at September 30, 2016	$(218.6)		$(104.2)	$(19.8)		$(342.6)

(a)
The amount reclassified from AOCI included $4.2 million in cost of goods sold (COGS) and $(0.1) million in selling, general & administrative expenses (SG&A) for the three months ended September 30, 2017 and $1.0 million in COGS and $(0.3) million in SG&A for the three months ended September 30, 2016.

(b)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2017 and September 30, 2016 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2016	$(243.5)		$(122.4)	$(23.7)		$(389.6)

Other comprehensive income (loss) before reclassifications	(1.7)		79.3	16.2		93.8

Income tax effect of other comprehensive income (loss) before reclassifications	0.6		—	0.7		1.3

Amounts reclassified from accumulated other comprehensive loss	6.6	(a)	—	4.6	(b)	11.2

Income tax benefit reclassified into net income	(1.8)		—	—		(1.8)

Net current period other comprehensive income	3.7		79.3	21.5		104.5

Balance at September 30, 2017	$(239.8)		$(43.1)	$(2.2)		$(285.1)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2015	$(223.9)		(119.2)	$(13.4)		$(356.5)

Other comprehensive income (loss) before reclassifications	5.7		15.0	(13.3)		7.4

Income tax effect of other comprehensive income (loss) before reclassifications	(2.0)		—	—		(2.0)

Amounts reclassified from accumulated other comprehensive loss	2.4	(a)	—	6.9	(b)	9.3

Income tax benefit reclassified into net income	(0.8)		—	—		(0.8)

Net current period other comprehensive income (loss)	5.3		15.0	(6.4)		13.9

Balance at September 30, 2016	$(218.6)		$(104.2)	$(19.8)		$(342.6)

(a)
The amount reclassified from AOCI included $7.0 million in COGS and $(0.4) million in SG&A for the nine months ended September 30, 2017 and $3.3 million in COGS and $(0.9) million in SG&A for the nine months ended September 30, 2016.

(b)	The amounts reclassified from AOCI are included in COGS.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	SEGMENT REPORTING

Prior to the acquisition of MPG on April 6, 2017, we operated in one reportable segment: the manufacture, engineer, design and validation of driveline systems and related components and chassis modules for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles. Subsequent to the acquisition of MPG, our business was organized into four business units, each representing a reportable segment under ASC 280 Segment Reporting. The four segments are Driveline, Metal Forming, Powertrain and Casting. The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources to the segments.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. Segment Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization for our reportable segments, excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs and non-recurring items. The following tables represent information by reportable segment for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$1,007.9	$368.2	$260.9	$226.6	$1,863.6
Less: intersegment sales	0.2	106.8	3.8	28.4	139.2
Net external sales	$1,007.7	$261.4	$257.1	$198.2	$1,724.4

Segment Adjusted EBITDA	$181.4	$70.7	$36.8	$8.8	$297.7
	Three Months Ended September 30, 2016
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$956.1	$137.2	$—	$—	$1,093.3
Less: intersegment sales	0.1	86.3	—	—	86.4
Net external sales	$956.0	$50.9	$—	$—	$1,006.9

Segment Adjusted EBITDA	$134.4	$22.3	$—	$—	$156.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables represent information by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$3,028.7	$887.5	$544.5	$452.2	$4,912.9
Less: intersegment sales	1.1	315.1	6.0	58.6	380.8
Net external sales	$3,027.6	$572.4	$538.5	$393.6	$4,532.1

Segment Adjusted EBITDA	$513.5	$170.5	$88.7	$34.3	$807.0
	Nine Months Ended September 30, 2016
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$2,840.4	$414.4	$—	$—	$3,254.8
Less: intersegment sales	3.8	249.5	—	—	253.3
Net external sales	$2,836.6	$164.9	$—	$—	$3,001.5

Segment Adjusted EBITDA	$391.9	$79.4	$—	$—	$471.3

Total assets by reportable segment as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Driveline	Metal Forming	Powertrain	Casting	Corporate and Eliminations	Total
Total assets	$2,362.7	$2,155.8	$1,825.1	$1,018.0	$696.7	$8,058.3
	December 31, 2016
	Driveline	Metal Forming	Powertrain	Casting	Corporate and Eliminations	Total
Total assets	$2,183.9	$410.3	$—	$—	$829.7	$3,423.9

Assets included in the Corporate and Eliminations column in the table above represent AAM corporate assets, as well as eliminations of intercompany assets.

The following table represents a reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes for the three and nine months ended September 30, 2017 and 2016.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA	$297.7	$156.7	$807.0	$471.3
Interest expense	(57.5)	(23.2)	(139.9)	(70.2)
Depreciation and amortization	(122.6)	(49.9)	(303.4)	(150.4)
Restructuring and acquisition-related costs	(22.8)	—	(90.5)	—
Pension settlement	(2.9)	—	(2.9)	—
Acquisition-related fair value inventory adjustment	—	—	(24.9)	—
Impact of change in accounting principle	—	—	3.7	—
Debt refinancing and redemption costs	—	—	(2.7)	—
Asset impairment charge	—	(3.4)	—	(3.4)
Investment gain related to the final distribution of the Reserve Yield Plus Fund	—	—	—	1.0
Other	0.1	(0.7)	0.2	(0.7)
Income before income taxes	$92.0	$79.5	$246.6	$247.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Income
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net sales
External	$—	$250.0	$529.0	$945.4	$—	$1,724.4
Intercompany	—	0.2	80.0	7.0	(87.2)	—
Total net sales	—	250.2	609.0	952.4	(87.2)	1,724.4
Cost of goods sold	—	229.6	546.3	738.0	(87.2)	1,426.7
Gross profit	—	20.6	62.7	214.4	—	297.7
Selling, general and administrative expenses	—	57.8	24.7	19.8	—	102.3
Amortization of intangible assets	—	1.5	22.3	0.6	—	24.4
Restructuring and acquisition-related costs	—	21.6	—	1.2	—	22.8
Operating income (loss)	—	(60.3)	15.7	192.8	—	148.2
Non-operating income (expense), net	—	(60.8)	5.5	(0.9)	—	(56.2)
Income (loss) before income taxes	—	(121.1)	21.2	191.9	—	92.0
Income tax expense (benefit)	—	(29.0)	17.8	16.9	—	5.7
Earnings from equity in subsidiaries	86.2	29.9	25.5	—	(141.6)	—
Net income (loss) before royalties	86.2	(62.2)	28.9	175.0	(141.6)	86.3
Royalties	—	84.9	1.3	(86.2)	—	—
Net income after royalties	86.2	22.7	30.2	88.8	(141.6)	86.3
Net income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income attributable to AAM	$86.2	$22.7	$30.2	$88.7	$(141.6)	$86.2
Other comprehensive income, net of tax	47.0	16.7	42.6	51.3	(110.6)	47.0
Comprehensive income attributable to AAM	$133.2	$39.4	$72.8	$140.0	$(252.2)	$133.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net sales
External	$—	$274.7	$49.9	$682.3	$—	$1,006.9
Intercompany	—	3.7	62.7	4.4	(70.8)	—
Total net sales	—	278.4	112.6	686.7	(70.8)	1,006.9
Cost of goods sold	—	265.4	94.9	536.2	(70.8)	825.7
Gross profit	—	13.0	17.7	150.5	—	181.2
Selling, general and administrative expenses	—	71.3	—	7.3	—	78.6
Amortization of intangible assets	—	1.3	—	—	—	1.3
Operating income (loss)	—	(59.6)	17.7	143.2	—	101.3
Non-operating income (expense), net	—	(24.9)	2.9	0.2	—	(21.8)
Income (loss) before income taxes	—	(84.5)	20.6	143.4	—	79.5
Income tax expense	—	7.9	0.1	9.8	—	17.8
Earnings (loss) from equity in subsidiaries	61.7	87.4	(7.1)	—	(142.0)	—
Net income (loss) before royalties	61.7	(5.0)	13.4	133.6	(142.0)	61.7
Royalties	—	66.7	—	(66.7)	—	—
Net income after royalties	61.7	61.7	13.4	66.9	(142.0)	61.7
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$61.7	$61.7	$13.4	$66.9	$(142.0)	$61.7
Other comprehensive income (loss), net of tax	(4.3)	(4.3)	1.0	(3.3)	6.6	(4.3)
Comprehensive income attributable to AAM	$57.4	$57.4	$14.4	$63.6	$(135.4)	$57.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net sales
External	$—	$806.9	$1,139.8	$2,585.4	$—	$4,532.1
Intercompany	—	2.4	214.7	19.9	(237.0)	—
Total net sales	—	809.3	1,354.5	2,605.3	(237.0)	4,532.1
Cost of goods sold	—	752.2	1,188.0	2,004.1	(237.0)	3,707.3
Gross profit	—	57.1	166.5	601.2	—	824.8
Selling, general and administrative expenses	—	196.0	45.7	47.4	—	289.1
Amortization of intangible assets	—	4.3	45.0	1.5	—	50.8
Restructuring and acquisition-related costs	—	87.0	—	3.5		90.5
Operating income (loss)	—	(230.2)	75.8	548.8	—	394.4
Non-operating income (expense), net	—	(148.7)	14.9	(14.0)	—	(147.8)
Income (loss) before income taxes	—	(378.9)	90.7	534.8	—	246.6
Income tax expense (benefit)	—	(62.2)	42.0	35.8	—	15.6
Earnings from equity in subsidiaries	230.8	202.9	41.4	—	(475.1)	—
Net income (loss) before royalties	230.8	(113.8)	90.1	499.0	(475.1)	231.0
Royalties	—	253.6	2.6	(256.2)	—	—
Net income after royalties	230.8	139.8	92.7	242.8	(475.1)	231.0
Net income attributable to noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Net income attributable to AAM	$230.8	$139.8	$92.7	$242.6	$(475.1)	$230.8
Other comprehensive income, net of tax	104.5	55.3	74.7	94.8	(224.8)	104.5
Comprehensive income attributable to AAM	$335.3	$195.1	$167.4	$337.4	$(699.9)	$335.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net sales
External	$—	$866.3	$161.4	$1,973.8	$—	$3,001.5
Intercompany	—	8.1	185.7	12.2	(206.0)	—
Total net sales	—	874.4	347.1	1,986.0	(206.0)	3,001.5
Cost of goods sold	—	833.5	284.3	1,543.1	(206.0)	2,454.9
Gross profit	—	40.9	62.8	442.9	—	546.6
Selling, general and administrative expenses	—	206.8	—	25.0	—	231.8
Amortization of intangible assets	—	3.5	—	0.1	—	3.6
Operating income (loss)	—	(169.4)	62.8	417.8	—	311.2
Non-operating income (expense), net	—	(72.7)	8.4	0.7	—	(63.6)
Income (loss) before income taxes	—	(242.1)	71.2	418.5	—	247.6
Income tax expense	—	28.9	0.3	24.6	—	53.8
Earnings (loss) from equity in subsidiaries	193.8	266.6	(28.0)	—	(432.4)	—
Net income (loss) before royalties	193.8	(4.4)	42.9	393.9	(432.4)	193.8
Royalties	—	198.2	—	(198.2)	—	—
Net income after royalties	193.8	193.8	42.9	195.7	(432.4)	193.8
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$193.8	$193.8	$42.9	$195.7	$(432.4)	$193.8
Other comprehensive income, net of tax	13.9	13.9	23.2	16.9	(54.0)	13.9
Comprehensive income attributable to AAM	$207.7	$207.7	$66.1	$212.6	$(486.4)	$207.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims/Reclassifications	Consolidated
September 30, 2017
Assets
Current assets
Cash and cash equivalents	$—	$188.5	$0.1	$361.0	$—	$549.6
Accounts receivable, net	—	134.4	320.2	667.4	—	1,122.0
Intercompany receivables	—	3,559.1	465.9	8.0	(4,033.0)	—
Inventories, net	—	34.0	151.2	211.4	—	396.6
Prepaid expenses and other	—	27.4	12.1	105.0	—	144.5
Total current assets	—	3,943.4	949.5	1,352.8	(4,033.0)	2,212.7
Property, plant and equipment, net	—	234.1	788.5	1,280.1	—	2,302.7
Goodwill	—	—	1,220.2	434.4	—	1,654.6
Intangible assets, net	—	21.9	1,178.1	36.6	—	1,236.6
Intercompany notes and accounts receivable	14.6	—	260.9	—	(275.5)	—
Other assets and deferred charges	—	717.4	137.2	129.8	(332.7)	651.7
Investment in subsidiaries	2,735.0	1,917.2	708.9	—	(5,361.1)	—
Total assets	$2,749.6	$6,834.0	$5,243.3	$3,233.7	$(10,002.3)	$8,058.3
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$6.8	$—	$6.8
Accounts payable	—	130.2	238.2	488.0	—	856.4
Intercompany payables	1,313.0	499.7	2,010.2	210.1	(4,033.0)	—
Accrued expenses and other	—	183.0	56.3	182.5	—	421.8
Total current liabilities	1,313.0	812.9	2,304.7	887.4	(4,033.0)	1,285.0
Intercompany notes and accounts payable	—	76.9	—	198.6	(275.5)	—
Long-term debt, net	—	4,096.3	4.6	68.4	—	4,169.3
Other long-term liabilities	—	742.2	594.0	163.9	(332.7)	1,167.4
Total liabilities	1,313.0	5,728.3	2,903.3	1,318.3	(4,641.2)	6,621.7
Total AAM Stockholders’ equity	1,432.8	1,105.7	2,340.0	1,911.6	(5,357.3)	1,432.8
Noncontrolling interests in subsidiaries	3.8	—	—	3.8	(3.8)	3.8
Total stockholders’ equity	1,436.6	1,105.7	2,340.0	1,915.4	(5,361.1)	1,436.6
Total liabilities and stockholders’ equity	$2,749.6	$6,834.0	$5,243.3	$3,233.7	$(10,002.3)	$8,058.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2016
Assets
Current assets
Cash and cash equivalents	$—	$84.3	$1.6	$395.3	$—	$481.2
Accounts receivable, net	—	126.7	21.9	411.4	—	560.0
Intercompany receivables	—	442.6	326.0	9.1	(777.7)	—
Inventories, net	—	31.3	21.5	129.5	—	182.3
Prepaid expenses and other	—	29.4	0.5	45.9	—	75.8
Total current assets	—	714.3	371.5	991.2	(777.7)	1,299.3
Property, plant and equipment, net	—	213.7	102.9	777.1	—	1,093.7
Goodwill	—	—	147.8	6.2	—	154.0
Intangible assets, net	—	22.8	—	5.7	—	28.5
Intercompany notes and accounts receivable	—	343.9	242.2	—	(586.1)	—
Other assets and deferred charges	—	644.9	39.8	163.7	—	848.4
Investment in subsidiaries	827.6	1,544.4	—	—	(2,372.0)	—
Total assets	$827.6	$3,484.0	$904.2	$1,943.9	$(3,735.8)	$3,423.9
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$3.3	$—	$3.3
Accounts payable	—	80.6	35.8	265.9	—	382.3
Intercompany payables	—	324.8	153.4	299.5	(777.7)	—
Accrued expenses and other	—	142.2	4.3	119.4	—	265.9
Total current liabilities	—	547.6	193.5	688.1	(777.7)	651.5
Intercompany notes and accounts payable	321.8	14.6	7.5	242.2	(586.1)	—
Long-term debt, net	—	1,339.7	4.1	57.1	—	1,400.9
Investment in subsidiaries obligation	—	—	124.7	—	(124.7)	—
Other long-term liabilities	—	754.5	0.6	110.6	—	865.7
Total liabilities	321.8	2,656.4	330.4	1,098.0	(1,488.5)	2,918.1
Total stockholders’ equity	505.8	827.6	573.8	845.9	(2,247.3)	505.8
Total liabilities and stockholders’ equity	$827.6	$3,484.0	$904.2	$1,943.9	$(3,735.8)	$3,423.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net cash provided by operating activities	$—	$276.4	$9.0	$135.3	$—	$420.7
Investing activities
Purchases of property, plant and equipment	—	(43.1)	(73.3)	(162.3)	—	(278.7)
Proceeds from sale of property, plant and equipment	—	0.3	0.3	1.1	—	1.7
Purchase buyouts of leased equipment	—	(12.6)	—	—	—	(12.6)
Proceeds from sale of business, net	—	7.5	(1.6)	—	—	5.9
Acquisition of business, net of cash acquired	—	(953.5)	64.6	(6.6)	—	(895.5)
Net cash used in investing activities	—	(1,001.4)	(10.0)	(167.8)	—	(1,179.2)
Financing activities
Net debt activity	—	926.1	(0.5)	(12.1)	—	913.5
Debt issuance costs	—	(90.8)	—	—	—	(90.8)
Employee stock option exercises	—	0.9	—	—	—	0.9
Purchase of treasury stock	(7.0)	—	—	—	—	(7.0)
Intercompany activity	7.0	(7.0)	—	—	—	—
Net cash provided by (used in) financing activities	—	829.2	(0.5)	(12.1)	—	816.6
Effect of exchange rate changes on cash	—	—	—	10.3	—	10.3
Net increase (decrease) in cash and cash equivalents	—	104.2	(1.5)	(34.3)	—	68.4
Cash and cash equivalents at beginning of period	—	84.3	1.6	395.3	—	481.2
Cash and cash equivalents at end of period	$—	$188.5	$0.1	$361.0	$—	$549.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2016
Net cash provided by operating activities	$—	$114.8	$20.9	$155.3	$—	$291.0
Investing activities
Purchases of property, plant and equipment	—	(25.9)	(12.0)	(120.8)	—	(158.7)
Proceeds from sale of property, plant and equipment	—	—	0.3	0.4	—	0.7
Proceeds from government grants	—	—	—	2.8	—	2.8
Final distribution of Reserve Yield Plus Fund	—	1.0	—	—	—	1.0
Acquisition of business, net of cash acquired	—	—	(5.6)	—	—	(5.6)
Intercompany activity	—	—	(2.0)	—	2.0	—
Net cash used in investing activities	—	(24.9)	(19.3)	(117.6)	2.0	(159.8)
Financing activities
Net debt activity	—	(0.4)	(0.3)	23.3	—	22.6
Employee stock option exercises	—	0.3	—	—	—	0.3
Purchase of treasury stock	(5.3)	—	—	—	—	(5.3)
Intercompany activity	5.3	(5.3)	—	2.0	(2.0)	—
Net cash provided by (used in) financing activities	—	(5.4)	(0.3)	25.3	(2.0)	17.6
Effect of exchange rate changes on cash	—	—	—	2.6	—	2.6
Net increase in cash and cash equivalents	—	84.5	1.3	65.6	—	151.4
Cash and cash equivalents at beginning of period	—	52.0	—	230.5	—	282.5
Cash and cash equivalents at end of period	$—	$136.5	$1.3	$296.1	$—	$433.9

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

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying substantially all of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming and Powertrain segments. Sales to GM were approximately 49% of our consolidated net sales in the first nine months of 2017, 68% of our consolidated net sales in the first nine months of 2016 and 67% of our consolidated net sales for the full year of 2016.

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

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from each of our Metal Forming, Powertrain and Casting segments. Sales to FCA were approximately 14% of our consolidated net sales in the first nine months of 2017, 19% of our consolidated net sales in the first nine months of 2016 and 18% of our consolidated net sales for the full year of 2016.

In addition to GM and FCA, we are a supplier to several major automotive Original Equipment Manufacturers (OEMs) and Tier 1 suppliers. Our consolidated net sales to customers other than GM increased to $2,327.5 million in the first nine months of 2017 as compared to $964.8 million in the first nine months of 2016.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Net Sales  Net sales increased to $1,724.4 million in the third quarter of 2017 as compared to $1,006.9 million in the third quarter of 2016.  The impact of the MPG acquisition on net sales for the third quarter 2017 was approximately $667 million. Excluding the impact of the MPG acquisition, our sales in the third quarter of 2017, as compared to the third quarter of 2016, reflect the impact of program launches from our new business backlog, as well as an increase in metal market pass-throughs to our customers, partially offset by lower production volumes on a light truck program that we currently support.

Cost of Goods Sold Cost of goods sold was $1,426.7 million in the third quarter of 2017 as compared to $825.7 million in the third quarter of 2016. The impact on cost of goods sold of the MPG acquisition was approximately $583 million in the third quarter 2017.

Excluding the impact of the MPG acquisition, the change in cost of goods sold principally reflects approximately $10 million related to increased production volumes and an increase of approximately $15 million related to metal market pass-through costs, partially offset by approximately $7 million associated with lower net manufacturing costs, including the impact of foreign exchange and productivity initiatives. For the three months ended September 30, 2017, material costs were approximately 60% of total costs of goods sold as compared to approximately 68% for the three months ended September 30, 2016.

Gross Profit   Gross profit increased to $297.7 million in the third quarter of 2017 as compared to $181.2 million in the third quarter of 2016.  Gross margin was 17.3% in the third quarter of 2017 as compared to 18.0% in the third quarter of 2016.  The impact on gross profit of the MPG acquisition was approximately $84 million in the third quarter 2017. Gross profit and gross margin were also impacted by the other factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $102.3 million or 5.9% of net sales in the third quarter of 2017 as compared to $78.6 million or 7.8% of net sales in the third quarter of 2016.  R&D spending was approximately $41.0 million in the third quarter of 2017 as compared to $36.2 million in the third quarter of 2016. The change in SG&A in the third quarter of 2017, as compared to the third quarter of 2016, reflects an increase of approximately $30 million associated with the acquisition of MPG, which was partially offset by the achievement of synergies as a result of the acquisition of MPG.

Amortization of Intangible Assets As a result of the USM Mexico acquisition on March 1, 2017 and the MPG acquisition on April 6, 2017, we recognized $1,254.8 million of intangible assets. Amortization expense for the three months ended September 30, 2017 was $24.4 million as compared to $1.3 million for the three months ended September 30, 2016. The increase in amortization expense was attributable to the increase in intangible assets as a result of these acquisitions.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $22.8 million in the third quarter of 2017 and we did not incur any such costs in the third quarter of 2016. In the fourth quarter of 2016, AAM initiated actions under a global restructuring program focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for upcoming acquisition integration activities. As part of our restructuring actions, we incurred severance charges of approximately $0.2 million, as well as implementation costs, including professional expenses, of approximately $6.5 million during the three months ended September 30, 2017.

On March 1, 2017, we completed the acquisition of 100% of USM Mexico Manufacturing LLC (USM Mexico) and on April 6, 2017, we completed the acquisition of 100% of the equity interests of MPG. During the three months ended September 30, 2017, we incurred $1.0 million of acquisition-related costs, $1.4 million of acquisition-related severance charges and $13.7 million of integration expenses associated with these acquisitions. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions.

Operating Income  Operating income increased to $148.2 million in the third quarter of 2017 as compared to $101.3 million in the third quarter of 2016.  Operating margin was 8.6% in the third quarter of 2017 as compared to 10.1% in the third quarter of 2016.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets and Restructuring and Acquisition-Related Costs above.

Interest Expense and Investment Income  Interest expense was $57.5 million in the third quarter of 2017 as compared to $23.2 million in the third quarter of 2016.   Investment income was $0.8 million in the third quarter of 2017 as compared to $0.5 million in the third quarter of 2016.

The change in interest expense in the third quarter of 2017, as compared to the third quarter of 2016, primarily reflects interest expense incurred on borrowings under our New Senior Secured Credit Facilities on April 6, 2017 (as defined and described in Liquidity and Capital Resources in this MD&A), as well as on $700.0 million in aggregate principal amount of 6.25% senior notes and $500.0 million in aggregate principal amount of 6.50% senior notes (the Notes), which were issued on March 23, 2017.

The weighted-average interest rate of our long-term debt outstanding was 5.6% in the third quarter of 2017 and 6.7% in the third quarter of 2016.

Other Income (Expense), Net Other income (expense), net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was income of $0.5 million in the third quarter of 2017 as compared to income of $0.9 million in the third quarter of 2016.

Income Tax Expense  Income tax expense was $5.7 million in the three months ended September 30, 2017 as compared to $17.8 million in the three months ended September 30, 2016.  Our effective income tax rate was 6.2% in the third quarter of 2017 as compared to 22.4% in the third quarter of 2016. Our effective income tax rate for the three months ended September 30, 2017 is lower than our effective income tax rate for the three months ended September 30, 2016 as a result of an increase in the proportionate share of income attributable to lower tax rate jurisdictions. In addition, subsequent to the acquisition of MPG, we re-evaluated our valuation allowance position with regard to jurisdictions in which consolidated state tax returns are filed and recorded an income tax benefit for the three months ended September 30, 2017. Our income tax expense and effective tax rate for the three months ended September 30, 2017, and September 30, 2016, reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM increased to $86.2 million in the third quarter of 2017 as compared to $61.7 million in the third quarter of 2016. Diluted EPS was $0.75 per share in the third quarter of 2017 as compared to $0.78 per share in the third quarter of 2016. As a result of the issuance of AAM common shares in conjunction with the acquisition of MPG, our EPS denominator was greater by approximately 35 million shares in the third quarter of 2017 as compared to the third quarter of 2016.

Net income attributable to AAM and EPS for the third quarters of 2017 and 2016 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets, Restructuring and Acquisition-Related Costs and Income Tax Expense above, as well as the issuance of the additional shares as a result of the acquisition of MPG.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Net Sales  Net sales increased to $4,532.1 million in the first nine months of 2017 as compared to $3,001.5 million in the first nine months of 2016.  The impact of the MPG acquisition on net sales in the first nine months of 2017 was approximately $1,351 million. Excluding the impact of the MPG acquisition, our sales in the first nine months of 2017, as compared to the first nine months of 2016, reflect an increase in production volumes for the light truck and SUV programs we currently support, as well as the impact of program launches from our new business backlog and an increase in metal market pass-throughs to our customers, partially offset by the impact of annual productivity price-downs for certain programs.

Cost of Goods Sold Cost of goods sold was $3,707.3 million in the first nine months of 2017 as compared to $2,454.9 million in the first nine months of 2016. The impact on cost of goods sold of the MPG acquisition was approximately $1,177 million in the first nine months of 2017, which includes $24.9 million for the step-up of inventory to fair value as a result of purchase accounting.

Excluding the impact of the MPG acquisition, the change in cost of goods sold principally reflects approximately $60 million related to increased production volumes and an increase of approximately $55 million related to metal market pass-through costs, partially offset by approximately $30 million associated with lower net manufacturing costs, including the impact of foreign exchange, and productivity initiatives. For the nine months ended September 30, 2017, material costs were approximately 63% of total costs of goods sold as compared to approximately 69% for the nine months ended September 30, 2016.

Gross Profit   Gross profit increased to $824.8 million in the first nine months of 2017 as compared to $546.6 million in the first nine months of 2016.  Gross margin was 18.2% in the first nine months of 2017 and the first nine months of 2016.  The impact of the MPG acquisition on gross profit in the first nine months of 2017 was approximately $174 million. Excluding the impact of the MPG acquisition, the change in gross profit in the first nine months of 2017, as compared to the first nine months of 2016, reflects the benefit of increased contribution margin on higher production volumes for the light truck and SUV programs that we support. Gross profit and gross margin were also impacted by the other factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $289.1 million or 6.4% of net sales in the first nine months of 2017 as compared to $231.8 million or 7.7% of net sales in the first nine months of 2016.  R&D spending was approximately $123.0 million in the first nine months of 2017 as compared to $102.3 million in the first nine months of 2016. The change in SG&A for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, reflects an increase of approximately $60 million associated with the acquisition of MPG. SG&A expense also reflects the increase in R&D spending in the first nine months of 2017, as compared to the first nine months of 2016, which was partially offset by the achievement of synergies as a result of the acquisition of MPG.

Amortization of Intangible Assets As a result of the USM Mexico acquisition on March 1, 2017 and the MPG acquisition on April 6, 2017, we recognized $1,254.8 million of intangible assets. Amortization expense for the nine months ended September 30, 2017 was $50.8 million as compared to $3.6 million for the nine months ended September 30, 2016. The increase in amortization expense was attributable to the increase in intangible assets as a result of these acquisitions.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $90.5 million in the first nine months of 2017 and we did not incur any such costs in the first nine months of 2016. We incurred severance charges of approximately $1.7 million, as well as implementation costs, including professional expenses, of approximately $13.5 million during the nine months ended September 30, 2017. Since inception of the global restructuring program, we have incurred severance charges totaling $2.3 million and implementation costs totaling $23.7 million. We expect to incur up to $5 million of additional charges under our global restructuring program in 2017.

On March 1, 2017, we completed the acquisition of 100% of USM Mexico Manufacturing LLC (USM Mexico) and on April 6, 2017, we completed the acquisition of 100% of the equity interests of MPG. During the nine months ended September 30, 2017, we incurred $40.7 million of acquisition-related costs, acquisition-related severance charges of $5.6 million and $29.0 million of integration expenses associated with these acquisitions. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Also included in acquisition-related costs is a one-time charge of approximately $20 million for MPG stock-based compensation that was accelerated and settled as a result of the acquisition. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions. We expect to incur additional integration charges of approximately $20 to $25 million in 2017.

Operating Income  Operating income increased to $394.4 million in the first nine months of 2017 as compared to $311.2 million in the first nine months of 2016.  Operating margin was 8.7% in the first nine months of 2017 as compared to 10.4% in the first nine months of 2016.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets and Restructuring and Acquisition-Related Costs above.

Interest Expense and Investment Income  Interest expense was $139.9 million in the first nine months of 2017 as compared to $70.2 million in the first nine months of 2016.   Investment income was $2.2 million in the first nine months of 2017 as compared to $2.6 million in the first nine months of 2016.

The change in interest expense in the first nine months of 2017, as compared to the first nine months of 2016, primarily reflects interest expense incurred on borrowings under our New Senior Secured Credit Facilities on April 6, 2017 (as defined and described in Liquidity and Capital Resources in this MD&A), as well as on $700.0 million in aggregate principal amount of 6.25% senior notes and $500.0 million in aggregate principal amount of 6.50% senior notes (the Notes), which were issued on March 23, 2017. We expect our interest expense, after considering the borrowings under our New Senior Secured Credit Facilities and the issuance of the Notes, to be approximately $235.0 million on an annual basis.

The weighted-average interest rate of our long-term debt outstanding was 5.8% for the first nine months of 2017 and 6.7% for the first nine months of 2016.

Debt Refinancing and Redemption Costs In the first nine months of 2017, we expensed $2.7 million of prepayment premiums related to the extinguishment of MPG's existing debt at the date of acquisition.

Other Income (Expense), Net Other income (expense), net, which includes the net effect of foreign exchange gains and losses and our proportionate share of earnings from equity in unconsolidated subsidiaries, was expense of $7.4 million in the first nine months of 2017 as compared to income of $4.0 million in the first nine months of 2016. The change in other income (expense), net in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily relates to foreign exchange remeasurement losses as a result of the U.S. dollar weakening against the Mexican Peso and Euro.

Income Tax Expense  Income tax expense was $15.6 million in the nine months ended September 30, 2017 as compared to $53.8 million in the nine months ended September 30, 2016.  Our effective income tax rate was 6.3% in the first nine months of 2017 as compared to 21.7% in the first nine months of 2016. Our effective income tax rate for the nine months ended September 30, 2017 is lower than our effective income tax rate for the nine months ended September 30, 2016 as a result of an increase in the proportionate share of income attributable to lower tax rate jurisdictions. In addition, subsequent to the acquisition of MPG, we re-evaluated our valuation allowance position with regard to jurisdictions in which consolidated state tax returns are filed and recorded an income tax benefit for the nine months ended September 30, 2017. This was partially offset by a discrete tax adjustment related to certain non-deductible transaction and acquisition-related costs. Our income tax expense and effective tax rate for the nine months ended September 30, 2017, and September 30, 2016, reflect the impact of favorable foreign tax rates, partially offset by our inability to realize a tax benefit for current foreign losses.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM increased to $230.8 million in the first nine months of 2017 as compared to $193.8 million in the first nine months of 2016. Diluted EPS was $2.27 per share in the first nine months of 2017 as compared to $2.47 per share in the first nine months of 2016. As a result of the issuance of AAM common shares in conjunction with the acquisition of MPG, our EPS denominator was greater by approximately 23 million shares for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Net income attributable to AAM and EPS for the nine months ended 2017 and 2016 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets, Restructuring and Acquisition-Related Costs, Other Income (Expense), Net and Income Tax Expense above, as well as the issuance of the additional shares as a result of the acquisition of MPG.

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

The following table represents sales by reportable segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Driveline	$1,007.9	$956.1	$3,028.7	$2,840.4
Metal Forming	368.2	137.2	887.5	414.4
Powertrain	260.9	—	544.5	—
Casting	226.6	—	452.2	—
Eliminations	(139.2)	(86.4)	(380.8)	(253.3)
Net Sales	$1,724.4	$1,006.9	$4,532.1	$3,001.5

The increase in Driveline sales for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily reflect the impact of program launches from our new business backlog, as well as an increase in metal market pass-throughs to our customers, which was partially offset by the impact of annual productivity price-downs for certain programs. Driveline sales for the nine months ended September 30, 2017 was also positively impacted by increased production volumes on the light truck and SUV programs we currently support.

The increase in net sales in our Metal Forming segment in both the three months and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was primarily attributable to the purchase of MPG.

For both the three and nine months ended September 30, 2017, the increase in sales in both the Powertrain and Casting segments, as compared to the three and nine months ended September 30, 2016, was entirely attributable to the acquisition of MPG as AAM did not operate in these segments prior to the acquisition.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs and non-recurring items.

The amounts for Segment Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Driveline	$181.4	$134.4	$513.5	$391.9
Metal Forming	70.7	22.3	170.5	79.4
Powertrain	36.8	—	88.7	—
Casting	8.8	—	34.3	—
Segment adjusted EBITDA	$297.7	$156.7	$807.0	$471.3

Segment Adjusted EBITDA in the Driveline segment for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was positively impacted by productivity initiatives and the reorganization to four reportable segments subsequent to the acquisition of MPG. The positive impact of these factors was partially offset by an increase in metal market pass-through costs.

For the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, the increase in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to contribution margin on increased volumes for light truck and SUV programs we currently support, as well as the impact of productivity initiatives and the reorganization to four reportable segments subsequent to the acquisition of MPG. The positive impact of these factors was partially offset by an increase in metal market pass-through costs.

Metal Forming experienced an increase in Segment Adjusted EBITDA for both the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily attributable to the MPG acquisition.

For both the three and nine months ended September 30, 2017, the increase in Segment Adjusted EBITDA in both the Powertrain and Casting segments, as compared to the three and nine months ended September 30, 2016, was entirely attributable to the acquisition of MPG as AAM did not operate in these segments prior to the acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to AAM	$86.2	$61.7	$230.8	$193.8
Interest expense	57.5	23.2	139.9	70.2
Income tax expense	5.7	17.8	15.6	53.8
Depreciation and amortization	122.6	49.9	303.4	150.4
EBITDA	$272.0	$152.6	$689.7	$468.2
Restructuring and acquisition-related costs	22.8	—	90.5	—
Debt refinancing and redemption costs	—	—	2.7	—
Asset impairment	—	3.4	—	3.4
Non-recurring items:
Pension settlement	2.9	—	2.9	—
Acquisition-related fair value inventory adjustment	—	—	24.9	—
Impact of change in accounting principle	—	—	(3.7)	—
Other non-recurring items	—	0.7	—	(0.3)
Segment Adjusted EBITDA	$297.7	$156.7	$807.0	$471.3

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures and working capital requirements.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our New Senior Secured Credit Facilities (as defined below) will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2017, net cash provided by operating activities increased to $420.7 million as compared to $291.0 million in the first nine months of 2016.  The following factors impacted cash provided by operating activities in the first nine months of 2017 as compared to the first nine months of 2016:

Net income Net income was $231.0 million in the first nine months of 2017 as compared to $193.8 million in the first nine months of 2016. The change in net income in the first nine months of 2017, as compared to the first nine months of 2016, was the result of the factors discussed in the Results of Operations - Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016 section of this MD&A.

Accounts payable As a result of the USM Mexico and MPG acquisitions, we settled accounts payable balances with USM Mexico and MPG totaling approximately $35 million, which was reflected as a reduction of cash flow from operating activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017. See Note 3 - Business Combinations for further detail.

Restructuring and acquisition-related costs For the remainder of 2017, we expect to incur cash charges under our global restructuring program, as well as acquisition and integration related cash charges, totaling approximately $25 to $30 million.

Income taxes Based on the status of audits outside the U.S., and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of September 30, 2017 and December 31, 2016, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $54.4 million and $30.7 million, respectively. In January 2016, we completed negotiations with the Mexican tax authorities to settle transfer pricing audits. Including these settlements, we made payments of $26.1 million in the first nine months of 2016 to the Mexican tax authorities related to transfer pricing matters.

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

Investing Activities  In the first nine months of 2017, we completed our acquisitions of MPG and USM Mexico. The purchase price for MPG was approximately $1.5 billion, which included a cash portion of approximately $750 million, net of cash acquired. We acquired USM Mexico for a purchase price of $144.1 million, net of cash acquired, which was funded entirely with available cash.

Capital expenditures were $278.7 million in the first nine months of 2017 as compared to $158.7 million in the first nine months of 2016.  We expect our capital spending, inclusive of the impact of the MPG acquisition, to be approximately 8% of sales in 2017, which includes support for our global program launches within our new and incremental business backlog.

Financing Activities  In the first nine months of 2017, net cash provided by financing activities was $816.6 million as compared to $17.6 million in the first nine months of 2016. The following factors impacted cash provided by financing activities in the first nine months of 2017 as compared to the first nine months of 2016:

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

Pursuant to the Credit Agreement, the Lenders agreed to provide a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $900 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the New Senior Secured Credit Facilities). The proceeds of the Term Loan A Facility and the Term Loan B Facility were used to finance a portion of the consideration for the Acquisition, pay transaction costs, redeem in full MPG Holdco I Inc.’s 7.375% Senior Notes due 2022, and repay the existing indebtedness of AAM, Inc. under its Amended and Restated Credit Agreement, dated as of January 9, 2004, amended and restated as of September 13, 2013 and as further amended, among AAM, Inc., as borrower, Holdings, and each financial institution party thereto as a lender and administrative agent, as well as repay existing indebtedness of MPG under its Credit Agreement, dated as of October 20, 2014 and as amended as of May 8, 2015, among MPG Holdco I Inc., as guarantor, MPG, the subsidiary guarantors party thereto, and each financial institution party thereto as a lender and administrative agent. The proceeds of the Revolving Credit Facility will be used for general corporate purposes. We paid debt issuance costs of $53.9 million in the first nine months of 2017 related to the New Senior Secured Credit Facilities.

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

As of September 30, 2017, we have prepaid $5.0 million of the outstanding principal on our Term Loan A Facility and $15.5 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility for the next four quarters. As a result, there are no amounts related to the Term Loan A Facility or Term Loan B Facility in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of September 30, 2017.

At September 30, 2017, we had $869.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $30.9 million for standby letters of credit issued against the facility.

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

6.50% Notes due 2027 and 6.25% Notes due 2025 On March 23, 2017, we issued $700.0 million in aggregate principal amount of 6.25% senior notes due 2025 and $500.0 million in aggregate principal amount of 6.50% senior notes due 2027 (the Notes). Proceeds from the Notes were used primarily to fund the cash consideration related to AAM's acquisition of MPG, related fees and expenses, refinancing certain existing indebtedness of MPG and borrowings under our previous revolving credit facility, which has been replaced by our new Revolving Credit Facility, together with borrowings under the New Senior Secured Credit Facilities. We paid debt issuance costs of $36.9 million in the first nine months of 2017 related to the Notes.

Repayment of MPG Indebtedness Upon the acquisition of MPG, we assumed approximately $1.9 billion of existing MPG indebtedness, which we repaid in its entirety on the date of acquisition. This indebtedness was comprised of approximately $0.2 billion of a Euro denominated term loan, approximately $1.0 billion of a U.S. dollar denominated term loan and approximately $0.7 billion of outstanding MPG bonds. Upon settlement of the debt, we paid approximately $24.6 million of accrued interest. In addition, we also incurred and paid approximately $2.7 million of fees, which have been presented in the Debt refinancing and redemption costs line item within our condensed consolidated statements of income for both the three and nine months ended September 30, 2017.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At September 30, 2017, $52.3 million was outstanding under our foreign credit facilities and an additional $99.9 million was available.

Treasury stock Treasury stock increased by $7.0 million in the first nine months of 2017 to $198.1 million as compared to $191.1 million at year-end 2016, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations as part of the merger consideration paid for the acquisition of Metaldyne Performance Group, Inc. as well as tax withholding obligations due upon the vesting of performance shares and restricted stock units.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances.  We have made, and will continue to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2017.

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

Currency Exchange Risk  From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in exchange rates relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan, Polish Zloty and Indian Rupee.  At September 30, 2017, we had currency forward and option contracts with a notional amount of $218.1 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $19.9 million at September 30, 2017 and was approximately $14.2 million at December 31, 2016.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities.  In the second quarter of 2017, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt.  As of September 30, 2017, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $750.0 million through May 2018, $600.0 million through May 2019, $450.0 million through May 2020 and $200.0 million through May 2021.  The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 18% of our weighted-average interest rate at September 30, 2017) on our long-term debt outstanding, would be approximately $9.3 million at September 30, 2017 and was approximately $0.6 million at December 31, 2016, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. There were no repurchases under the authorized share repurchase program during the third quarter of 2017 and there is approximately $98.5 million available for repurchase.

In the third quarter of 2017, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1 - July 31, 2017	2,845	$15.61	—	$—
August 1 - August 31, 2017	—	—	—	—
September 1 - September 30, 2017	—	—	—	—
Total	2,845	$15.61	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
November 3, 2017