Form 10-Q
period 2018-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2018-05-04
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 111,658,423 shares.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018
TABLE OF CONTENTS

			Page Number

FORWARD-LOOKING STATEMENTS			1

Part I		FINANCIAL INFORMATION	2

	Item 1	Financial Statements	2
		Condensed Consolidated Statements of Income	2
		Condensed Consolidated Statements of Comprehensive Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	46

	Item 4	Controls and Procedures	46

Part II		OTHER INFORMATION	47

	Item 1A	Risk Factors	47

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 6	Exhibits	48

		Signatures	49

		Ex. 10.1 Form of Performance Share Award Agreement (Relative TSR) for Executive Officers under the 2012 Omnibus Incentive Plan
		Ex. 10.2 Form of Performance Share Award Agreement (Free Cash Flow) for Executive Officers under the 2012 Omnibus Incentive Plan
		Ex. 10.3 Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2012 Omnibus Incentive Plan
		Ex. 31.1 Certification - CEO - Rule 13a-14(a)
		Ex. 31.2 Certification - CFO - Rule 13a-14(a)
		Ex. 32 Section 906 Certifications
		Ex. 101 Instance Document
		Ex. 101 Schema Document
		Ex. 101 Calculation Linkbase Document
		Ex. 101 Label Linkbase Document
		Ex. 101 Presentation Linkbase Document
		Ex. 101 Definition Linkbase Document

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	reduced purchases of our products by General Motors Company (GM), FCA US LLC (FCA), or other customers;

•	reduced demand for our customers' products (particularly light trucks, sport utility vehicles (SUVs) and crossover vehicles produced by GM and FCA);

•	our ability to respond to changes in technology, increased competition or pricing pressures;

•	our ability to develop and produce new products that reflect market demand;

•	lower-than-anticipated market acceptance of new or existing products;

•	our ability to attract new customers and programs for new products;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except per share data)

Net sales	$1,858.4	$1,049.9

Cost of goods sold	1,542.1	839.2

Gross profit	316.3	210.7

Selling, general and administrative expenses	97.3	81.2

Amortization of intangible assets	24.9	1.6

Restructuring and acquisition-related costs	18.3	16.0

Operating income	175.8	111.9

Interest expense	(53.2)	(25.5)

Investment income	0.5	0.6

Other income (expense)
Debt refinancing and redemption costs	(10.3)	—
Other expense, net	(5.4)	(1.1)

Income before income taxes	107.4	85.9

Income tax expense	17.9	7.5

Net income	$89.5	$78.4

Net income attributable to noncontrolling interests	(0.1)	—

Net income attributable to AAM	$89.4	$78.4

Basic earnings per share	$0.78	$1.00

Diluted earnings per share	$0.78	$0.99

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Net income	$89.5	$78.4

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	1.3	(0.3)
Foreign currency translation adjustments	37.9	11.9
Changes in cash flow hedges, net of tax (b)	15.1	15.5
Other comprehensive income	54.3	27.1

Comprehensive income	$143.8	$105.5

Net income attributable to noncontrolling interests	(0.1)	—

Comprehensive income attributable to AAM	$143.7	$105.5

(a)	Amounts are net of tax of $(0.4) million for the three months ended March 31, 2018, and $0.2 million for the three months ended March 31, 2017, respectively.
(b)	Amounts are net of tax of $(1.1) million for the three months ended March 31, 2018.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$340.7	$376.8
Accounts receivable, net	1,238.2	1,035.9
Inventories, net	403.3	392.0
Prepaid expenses and other	172.9	140.3
Total current assets	2,155.1	1,945.0

Property, plant and equipment, net	2,491.9	2,402.9
Deferred income taxes	38.1	37.1
Goodwill	1,669.1	1,654.3
Intangible assets, net	1,188.8	1,212.5
GM postretirement cost sharing asset	250.3	252.2
Other assets and deferred charges	379.0	378.8
Total assets	$8,172.3	$7,882.8

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$31.8	$5.9
Accounts payable	924.5	799.0
Accrued compensation and benefits	158.9	200.0
Deferred revenue	34.0	34.1
Accrued expenses and other	200.7	177.4
Total current liabilities	1,349.9	1,216.4

Long-term debt, net	3,986.2	3,969.3
Deferred revenue	77.6	78.8
Deferred income taxes	119.2	101.7
Postretirement benefits and other long-term liabilities	953.4	976.6
Total liabilities	6,486.3	6,342.8

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
118.8 million shares issued as of March 31, 2018 and 118.2 million shares issued as of December 31, 2017	1.2	1.2
Paid-in capital	1,271.2	1,264.6
Retained earnings	850.4	761.0
Treasury stock at cost, 7.1 million shares as of March 31, 2018 and 6.9 million shares as of December 31, 2017	(201.6)	(198.1)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(250.7)	(252.0)
Foreign currency translation adjustments	3.8	(34.1)
Unrecognized income (loss) on cash flow hedges, net of tax	8.5	(6.6)
Total AAM stockholders' equity	1,682.8	1,536.0
Noncontrolling interests in subsidiaries	3.2	4.0
Total stockholders' equity	1,686.0	1,540.0
Total liabilities and stockholders' equity	$8,172.3	$7,882.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Operating activities
Net income	$89.5	$78.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	127.8	56.2
Deferred income taxes	13.4	(5.4)
Stock-based compensation	6.7	5.5
Pensions and other postretirement benefits, net of contributions	1.6	(1.7)
Loss on disposal of property, plant and equipment, net	0.4	0.5
Debt refinancing and redemption costs	10.3	—
Changes in operating assets and liabilities, net of amounts acquired
Accounts receivable	(191.0)	(137.6)
Inventories	(8.7)	3.0
Accounts payable and accrued expenses	60.8	91.8
Deferred revenue	(2.1)	1.8
Other assets and liabilities	(41.8)	(30.2)
Net cash provided by operating activities	66.9	62.3

Investing activities
Purchases of property, plant and equipment	(130.8)	(34.9)
Proceeds from sale of property, plant and equipment	0.4	0.8
Purchase buyouts of leased equipment	(0.5)	(2.3)
Proceeds from sale of business, net	—	5.9
Acquisition of business, net of cash acquired	(1.3)	(144.1)
Net cash used in investing activities	(132.2)	(174.6)

Financing activities
Payments of long-term debt and capital lease obligations	(396.9)	(10.2)
Proceeds from issuance of long-term debt	431.4	1,209.4
Debt issuance costs	(6.8)	(21.2)
Purchase of noncontrolling interest	(0.9)	—
Purchase of treasury stock	(3.5)	(5.2)
Net cash provided by financing activities	23.3	1,172.8

Effect of exchange rate changes on cash	5.9	1.7

Net increase (decrease) in cash and cash equivalents	(36.1)	1,062.2

Cash and cash equivalents at beginning of period	376.8	481.2

Cash and cash equivalents at end of period	$340.7	$1,543.4

Supplemental cash flow information
Interest paid	$27.2	$17.9
Income taxes paid, net of refunds	$11.2	$4.7
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization We are a global Tier I supplier to the automotive, commercial and industrial markets. We design, engineer, validate and manufacture driveline, metal forming, powertrain and casting products, employing over 25,000 associates, operating at more than 90 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on delivering operational excellence, technology leadership and quality.

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

The balance sheet at December 31, 2017 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Effect of New Accounting Standards

Accounting Standards Update 2018-02

On February 14, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). ASU 2018-02 allows companies the option to reclassify disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the 2017 Tax Cuts and Jobs Act, also known as stranded tax effects, to retained earnings. ASU 2018-02 also requires expanded disclosures related to disproportionate income tax effects from AOCI, some of which are applicable to all companies regardless of whether the option to reclassify the stranded tax effects is exercised. This guidance becomes effective at the beginning of our 2019 fiscal year, however early adoption is permitted for financial statements which have not yet been issued. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, we adopted new accounting guidance under Accounting Standards Codification Topic 606 (ASC 606) Revenue from Contracts with Customers. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have elected to adopt this guidance utilizing the modified retrospective transition method, which requires a one-time adjustment to opening retained earnings for the cumulative impact of adopting the new guidance. No adjustment to retained earnings was required as of January 1, 2018 as there was no impact to previously reported revenue or expenses associated with adopting ASC 606.

We are obligated under our contracts with customers to manufacture and supply products for use in our customers’ operations. We satisfy these performance obligations at the point in time that the customer obtains control of the products, which is the point in time that the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the products. This typically occurs upon shipment to the customer in accordance with purchase orders and delivery releases issued by our customers. There is significant judgment involved in determining when the customer obtains control of the products and we have utilized the following indicators of control in our assessment:

•We have the present right to payment for the asset;
•The customer has legal title to the asset;
•We have transferred physical possession of the asset;
•The customer has the significant risks and rewards of ownership of the asset; and
•The customer has accepted the asset.

Our product offerings by segment are as follows:

•
Driveline products consist primarily of axles, driveshafts, power transfer units, rear drive modules, transfer cases, and electric and hybrid driveline products and systems for light trucks, SUVs, crossover vehicles, passenger cars and commercial vehicles;

•
Metal Forming products consist primarily of axle and transmission shafts, ring and pinion gears, differential gears, transmission gears, and suspension components for Original Equipment Manufacturers and Tier 1 automotive suppliers;

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

Our contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Trade accounts receivable from our customers are generally due approximately 50 days from the date our customers receive our product. Our contracts typically do not contain variable consideration as the contracts include stated prices. We provide our customers with assurance type warranties, which are not separate performance obligations and are outside the scope of ASC 606. Refer to Note 11 - Product Warranties for further information.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2018 and 2017. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended March 31, 2018
	Driveline	Metal Forming	Powertrain	Casting	Total
North America	$885.3	$216.3	$199.2	$209.8	$1,510.6
Asia	122.8	1.4	31.1	—	155.3
Europe	29.0	73.4	55.9	—	158.3
South America	33.3	—	0.9	—	34.2
Total	$1,070.4	$291.1	$287.1	$209.8	$1,858.4

	Three Months Ended March 31, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
North America	$865.2	$51.1	$—	$—	$916.3
Asia	85.5	—	—	—	85.5
Europe	20.7	—	—	—	20.7
South America	27.4	—	—	—	27.4
Total	$998.8	$51.1	$—	$—	$1,049.9

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2017	$1,035.9	$34.1	$78.8
March 31, 2018	1,238.2	34.0	77.6
Increase/(decrease)	$202.3	$(0.1)	$(1.2)

Contract liabilities relate to deferred revenue associated with cash receipts from our customers for various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

For the three months ended March 31, 2018, we recognized contract liabilities of $6.7 million, all of which have been recorded in our Condensed Consolidated Balance Sheet as long-term deferred revenue. During this period, we also amortized $8.0 million of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

Sales and Other Taxes

ASC 606 provides a practical expedient that allows companies to exclude from the transaction price any amounts collected from customers for all sales (and other similar) taxes. We do not include sales and other taxes in our transaction price and thus do not recognize these amounts as revenue.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2016, AAM initiated actions under a global restructuring program focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for acquisition integration activities. A summary of this activity for the first three months of 2018 and 2017 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual as of December 31, 2016	$0.6	$9.2	$9.8
Charges	1.2	5.6	6.8
Cash utilization	(1.1)	(1.5)	(2.6)
Accrual as of March 31, 2017	$0.7	$13.3	$14.0

Accrual as of December 31, 2017	$0.3	$—	$0.3
Charges	0.2	3.9	4.1
Cash utilization	(0.4)	(0.5)	(0.9)
Accrual as of March 31, 2018	$0.1	$3.4	$3.5

As part of our restructuring actions, we incurred severance charges of approximately $0.2 million and $1.2 million, as well as implementation costs, including professional expenses, of approximately $3.9 million and $5.6 million, during the three months ended March 31, 2018 and 2017, respectively. Since the inception of our global restructuring program, we have incurred severance charges totaling $2.8 million and implementation costs totaling $28.0 million. We expect to incur $10 to $20 million of additional charges under our global restructuring program in 2018.
In 2017, we completed the acquisitions of Metaldyne Performance Group, Inc. (MPG) and USM Mexico Manufacturing LLC (USM Mexico). During the three months ended March 31, 2018, we incurred the following charges related to these acquisitions:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges	$1.1	$13.1	$14.2

Total restructuring and acquisition-related charges			$18.3
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions. Total charges associated with our global restructuring program and acquisition-related charges of $18.3 million are shown on a separate line item titled "Restructuring and Acquisition-Related Costs" in our Condensed Consolidated Statement of Income for the three months ended March 31, 2018.

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

The acquisition of MPG was accounted for under the acquisition method under ASC 805 with the purchase price allocated to the identifiable assets and liabilities of the acquired company based on the respective fair values of the assets and liabilities.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents the fair values of the assets acquired and liabilities assumed resulting from the acquisition, as well as the calculation of goodwill:

(in millions)	April 6, 2017
Cash consideration	$953.5
Share consideration	576.7
Total consideration transferred	$1,530.2
Fair value of MPG noncontrolling interests	3.6
Total fair value of MPG	$1,533.8

Cash and cash equivalents	$202.1
Accounts receivable	403.1
Inventories	199.0
Prepaid expenses and other long-term assets	119.9
Property, plant and equipment	971.8
Intangible assets	1,223.1
Total assets acquired	$3,119.0
Accounts payable	287.8
Accrued expenses and other	137.7
Deferred income tax liabilities	580.2
Debt	1,918.7
Postretirement benefits and other long-term liabilities	54.1
Net assets acquired	$140.5
Goodwill	$1,393.3

Under the guidance in ASC 805, estimated amounts that are designated as provisional may be adjusted during a period referred to as the "measurement period." The measurement period is a period not to exceed one year from the acquisition date during which we may adjust estimated or provisional amounts recorded during purchase accounting if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. Measurement period adjustments are recorded in the period identified with an offsetting entry to goodwill. Any adjustments to amounts recorded in purchase accounting that do not qualify as measurement period adjustments are included in earnings in the period identified.

We finalized the valuation of the assets and liabilities of MPG in the first quarter of 2018. In doing so, we made measurement period adjustments to reflect changes to facts and circumstances that existed as of the acquisition date, which resulted in a net increase in Goodwill of $0.9 million. These adjustments related to Property, plant and equipment, as well as the corresponding impact on Deferred income tax liabilities, as a result of customary post-closing reviews.

Goodwill resulting from the acquisition is primarily attributable to anticipated synergies and economies of scale from which we expect to benefit as a combined entity. None of the goodwill is deductible for tax purposes.

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

AAM had an existing accounts payable balance of $12.4 million with MPG as of the date of acquisition. As a result of the acquisition, this pre-existing accounts payable balance was settled and AAM accounted for this settlement separately from the acquisition. This resulted in a $12.4 million reduction in the purchase price.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Included in net sales and net income attributable to AAM for the period January 1, 2018 through March 31, 2018 was approximately $738 million and $40 million, respectively, attributable to MPG.

Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for AAM, on a combined basis with MPG for the three months ended March 31, 2017 were approximately $1.8 billion, excluding MPG sales to AAM during this period. Unaudited pro forma net income for the three months ended March 31, 2017 was approximately $95 million. Unaudited pro forma earnings per share for the three months ended March 31, 2017 were approximately $0.83 per share.

The pro forma net income amount for the three months ended March 31, 2017 has been adjusted by approximately $20 million, net of tax, for acquisition-related costs reclassified from 2017 to 2016 as we are required to disclose the pro forma amounts as if our acquisition of MPG had been completed on January 1, 2016. The disclosure of unaudited pro forma net sales and earnings is for informational purposes only and does not purport to indicate the results that would actually have been obtained had the merger been completed on the assumed date for the periods presented, or which may be realized in the future.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents the fair value of the assets acquired and liabilities assumed resulting from the acquisition, as well as the calculation of goodwill:

(in millions)	March 1, 2017
Contractual purchase price	$162.5
Adjustment to contractual purchase price for working capital settlement	2.5
Adjustment to contractual purchase price for capital equipment	4.9
Adjustment to contractual purchase price for settlement of existing accounts payable balance	(22.8)
Cash acquired	(0.5)
Adjusted purchase price, net of cash acquired	$146.6
Accounts receivable	1.1
Inventories	4.8
Prepaid expenses and other	3.6
Property, plant and equipment	38.4
Intangible assets	31.7
Total assets acquired	$79.6
Accounts payable	10.8
Accrued expenses and other	2.7
Deferred income tax liabilities	1.2
Net assets acquired	$64.9
Goodwill	$81.7

The purchase agreement specified a period of time subsequent to the acquisition date for calculating the final working capital amount of USM Mexico as of the acquisition date, which was finalized in the first quarter of 2018. None of the goodwill is deductible for tax purposes.

AAM had an existing accounts payable balance of $22.8 million with USM Mexico as of the date of acquisition. As a result of the acquisition, this pre-existing accounts payable balance was settled and AAM accounted for this settlement separately from the acquisition. This resulted in a $22.8 million reduction in the purchase price.

The operating results of USM Mexico were insignificant to AAM's Condensed Consolidated Statement of Income for the three months ended March 31, 2018. Further, we have not included pro forma revenue and earnings for the three months ended March 31, 2017 as the inclusion of USM Mexico would be insignificant to AAM's consolidated results for this period.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     GOODWILL AND INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2018:

	Driveline	Metal Forming	Powertrain	Casting	Consolidated
	(in millions)
Balance as of December 31, 2017	$211.1	$558.9	$478.8	$405.5	$1,654.3
Acquisition of MPG	—	0.9	—	—	0.9
Acquisition of USM Mexico	1.3	—	—	—	1.3
Foreign currency translation	(0.2)	4.7	8.1	—	12.6
Balance as of March 31, 2018	$212.2	$564.5	$486.9	$405.5	$1,669.1

Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's total intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$36.8	$(15.7)	$21.1	$35.6	$(14.3)	$21.3
e-AAM in-process research and development	5.8	(0.2)	5.6	5.9	—	5.9
Customer platforms	952.2	(70.5)	881.7	952.2	(52.9)	899.3
Customer relationships	151.8	(9.9)	141.9	151.8	(7.3)	144.5
Technology and other	150.8	(12.3)	138.5	150.8	(9.3)	141.5
Total	$1,297.4	$(108.6)	$1,188.8	$1,296.3	$(83.8)	$1,212.5

Amortization expense for these intangible assets was $24.9 million for the three months ended March 31, 2018, and $1.6 million for the three months ended March 31, 2017. Estimated amortization expense for each of the years 2018 through 2022 is approximately $100 million.

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

Inventories consist of the following:

	March 31, 2018	December 31, 2017
	(in millions)

Raw materials and work-in-progress	$337.0	$319.7
Finished goods	84.6	89.6
Gross inventories	421.6	409.3
Inventory valuation reserves	(18.3)	(17.3)
Inventories, net	$403.3	$392.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	92.5	92.5
Term Loan B Facility	1,526.8	1,526.8
7.75% Notes due 2019	200.0	200.0
6.625% Notes due 2022	550.0	550.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	—
6.25% Notes due 2025	700.0	700.0
6.25% Notes due 2021	16.9	400.0
Foreign credit facilities	81.2	53.2
Capital lease obligations	27.5	28.3
Total debt	4,094.9	4,050.8
Less: Current portion of long-term debt	31.8	5.9
Long-term debt	4,063.1	4,044.9
Less: Debt issuance costs	76.9	75.6
Long-term debt, net	$3,986.2	$3,969.3

Senior Secured Credit Facilities In 2017, Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto as collateral agent and administrative agent. Pursuant to the Credit Agreement, the lenders agreed to provide a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $900 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities). The proceeds of the Revolving Credit Facility are used for general corporate purposes.

As of March 31, 2018 we have prepaid $3.8 million of the outstanding principal on our Term Loan A Facility and $11.6 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility for the next three quarters. As a result, approximately $5 million related to the Term Loan A Facility and Term Loan B Facility is presented in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of March 31, 2018.

At March 31, 2018, we had $865.3 million available under the Revolving Credit Facility. This availability reflects a reduction of $34.7 million for standby letters of credit issued against the facility.

The Senior Secured Credit Facilities provide back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to Current portion of long-term debt on our Condensed Consolidated Balance Sheet.

6.25% Notes due 2026 In March 2018, we issued $400.0 million in aggregate principal amount of 6.25% senior notes due 2026 (the 6.25% Notes due 2026). Proceeds from the 6.25% Notes due 2026 were used primarily to fund the tender offer for the 6.25% senior notes due 2021 (the 6.25% Notes due 2021) described below. We paid debt issuance costs of $6.6 million in the first three months of 2018 related to the 6.25% Notes due 2026.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tender Offer of 6.25% Notes due 2021 Also in March 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we retired $383.1 million of the 6.25% Notes due 2021. During the first quarter of 2018, we expensed $2.5 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $7.8 million in tender premiums. We redeemed the remaining $16.9 million of the 6.25% Notes due 2021 in April 2018.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2018, $81.2 million was outstanding under our foreign credit facilities and an additional $135.8 million was available.

The weighted-average interest rate of our long-term debt outstanding was 5.8% at March 31, 2018 and 5.7% at December 31, 2017.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$88.0	$88.0	$72.8	$72.8	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	2.7	2.7	0.1	0.1	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.5	1.5	1.3	1.3	Level 2
Nondesignated - currency forward contracts	1.6	1.6	—	—	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	2.2	2.2	0.2	0.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	4.5	4.5	0.9	0.9	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	1.2	1.2	6.0	6.0	Level 2
Nondesignated - currency forward contracts	—	—	2.8	2.8	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	—	—	2.6	2.6	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	—	0.3	0.3	Level 2

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	92.5	92.8	92.5	92.5	Level 2
Term Loan B Facility	1,526.8	1,533.0	1,526.8	1,528.7	Level 2
7.75% Notes due 2019	200.0	211.5	200.0	217.5	Level 2
6.625% Notes due 2022	550.0	567.9	550.0	570.2	Level 2
6.50% Notes due 2027	500.0	499.8	500.0	527.5	Level 2
6.25% Notes due 2026	400.0	397.4	—	—	Level 2
6.25% Notes due 2025	700.0	697.3	700.0	736.8	Level 2
6.25% Notes due 2021	16.9	17.2	400.0	410.0	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	DERIVATIVES

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

On January 1, 2018, we early adopted new accounting guidance under Accounting Standards Update (ASU) 2017-12 - Targeted Improvements for Hedging Activities (Topic 815). ASU 2017-12 is intended to better align the risk management activities of a company with the company's financial reporting for hedging relationships. This guidance expands and refines several aspects of hedge accounting. The most applicable changes to AAM as a result of the new guidance are as follows: 1) the concept of risk component hedging is introduced in ASU 2017-12, which could allow us to hedge contractually specified components in a contract; 2) the guidance now allows entities to utilize a 31-day period in assessing whether the critical terms of a forecasted transaction match the maturity of the hedging derivative, which could allow for expanded use of hedging instruments for certain sales and purchases; and 3) we may now qualitatively assess hedge effectiveness on a quarterly basis when the facts and circumstances related to the hedging relationship have not changed significantly. The early adoption of this guidance did not have any impact on the measurement of our existing hedging relationships.

Currency derivative contracts  From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in exchange rates relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan, Polish Zloty and Indian Rupee.  As of March 31, 2018, we have currency forward and option contracts outstanding with a notional amount of $192.1 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the fourth quarter of 2020 and other items into the fourth quarter of 2018.

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

The following table summarizes the reclassification of derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified		Total of Financial	Gain Expected
	of Gain (Loss)	During Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income	2018	2017	2018	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.0)	$(2.8)	$1,542.1	$1.6
Variable-to-fixed interest rate swap	Interest Expense	0.4	—	53.2	2.3

See Note 14 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three months ended March 31, 2018 and 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amount and location of gains recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain Recognized During		Total of Financial
	Location of Gain	Three Months Ended		Statement Line
	Recognized in	March 31,		Item
	Net Income	2018	2017	2018
		(in millions)

Currency forward contracts	Cost of Goods Sold	$4.0	$3.5	$1,542.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	EMPLOYEE BENEFIT PLANS

In 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of defined benefit pension cost and postretirement benefit cost (net benefit cost). The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance became effective January 1, 2018 and requires a retrospective transition method for the income statement classification of the net benefit cost components and a prospective transition method for the capitalization of the service cost component in assets.

Upon adoption of this guidance, we now include the components of net benefit cost other than service cost in Other income (expense) in our Condensed Consolidated Statements of Income. We have not retrospectively restated the Condensed Consolidated Statement of Income for the three months ended March 31, 2017 as the total of the components of net benefit cost other than service cost were immaterial for this period. For the three months ended March 31, 2018, the total of the components of net benefit cost other than service cost included in Other income (expense) was expense of $0.2 million, which excludes the curtailment shown in the table below. This curtailment was associated with a recent restructuring of certain benefit plans as a result of our integration of MPG and has been presented in the Restructuring and acquisition-related costs line item in our Condensed Consolidated Statement of Income for the three months ended March 31, 2018.

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2018	2017
	(in millions)

Service cost	$1.1	$0.8
Interest cost	6.9	6.8
Expected asset return	(11.5)	(10.5)
Amortized loss	2.2	1.7
Curtailment	3.2	—
Net periodic benefit cost (credit)	$1.9	$(1.2)

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2018	2017
	(in millions)

Service cost	$0.1	$0.1
Interest cost	3.1	3.3
Amortized loss	0.2	0.2
Amortized prior service credit	(0.7)	(0.7)
Net periodic benefit cost	$2.7	$2.9

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, we have a noncurrent pension liability of $132.4 million and $134.7 million, respectively. As of March 31, 2018 and December 31, 2017, we have a noncurrent other postretirement benefits liability of $582.2 million and $583.0 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)

Beginning balance	$49.5	$42.9
Accruals	4.3	5.5
Payments	(0.5)	(0.9)
Adjustment to prior period accruals	—	(0.2)
Foreign currency translation	0.3	0.2
Ending balance	$53.6	$47.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	INCOME TAXES

Tax Provision for the Three Months Ended March 31, 2018 and 2017

We are required to adjust our effective tax rate each quarter based on our estimated annual effective tax rate. We must also record the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Income tax expense was $17.9 million for the three months ended March 31, 2018 as compared to $7.5 million for the three months ended March 31, 2017.  Our effective income tax rate was 16.7% in the first quarter of 2018 as compared to 8.7% in the first quarter of 2017. The changes in income tax expense and effective income tax rate for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were the result of 1) a benefit recognized in the first quarter of 2017 in the U.S. as a result of an increase in forecasted annual interest expense attributable to the first quarter of 2017 resulting from the issuance of certain notes; and 2) a decrease in the proportionate share of income attributable to lower tax rate jurisdictions due primarily to the decrease in the U.S. statutory tax rate. These factors were partially offset by 1) the reduction in U.S. statutory tax rate as a result of the enactment of the 2017 Act; and 2) a benefit related to additional U.S. tax credits.

In comparison to the U.S. statutory rate, our income tax expense and effective income tax rate for the three months ended March 31, 2018 reflect the benefit associated with the additional U.S. tax credits, as well as the impact of favorable foreign tax rates.

Based on the protocol of finalizing audits and advance pricing agreements with the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of March 31, 2018 and December 31, 2017, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $55.4 million and $55.2 million, respectively. In 2018, we may finalize advance pricing agreements in a foreign jurisdiction, which could result in cash payments to the relevant tax authorities and a reduction of our liability for unrecognized tax benefits and related interest and penalties.

We do not expect the settlements will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of current and future audits and other communications with tax authorities and will adjust our estimated liability as necessary.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Act) was enacted in the United States. The following is a summary of the key provisions of the 2017 Act:

•Reduces the U.S. federal statutory income tax rate for corporations from 35% to 21%

•	Requires companies to pay a one-time transition tax (Transition Tax) on certain foreign earnings for which U.S. income tax was previously deferred

•	Generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries

•	Requires a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations (GILTI)

•	Eliminates the corporate alternative minimum tax (AMT) and changes how existing AMT credits can be realized

•	Creates a new limitation on deductible net interest expense incurred by U.S. corporations

•	Allows for immediate expensing of certain capital investments in the U.S. for the period September 27, 2017 through December 31, 2022

•	Creates a new base erosion anti-abuse minimum tax (BEAT)

•	Allows for a current deduction for a portion of foreign derived intangible income (FDII)

Following the enactment of the 2017 Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 to provide guidance on the accounting and reporting impacts of the 2017 Act. For the impact of changes resulting from the 2017 Act, under the guidance in SAB 118, we either 1) recorded an estimated provisional amount when the impact of the change could be reasonably estimated; or 2) continued to apply the accounting guidance that was in effect immediately

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

prior to the 2017 Act when the impact of the change could not be reasonably estimated. For estimated provisional amounts recorded, there is a measurement period of no longer than one year during which we should adjust those amounts as additional information becomes available.

In connection with our preliminary analysis of the impacts of the 2017 Act, we recorded estimates in 2017 related to the remeasurement of our net deferred tax liabilities as a result of the change in tax rate, a reduction of a previously recorded deferred tax liability on certain foreign earnings, and estimated expense related to the Transition Tax.

These estimates were based on information available at the time and, in accordance with the guidance in SAB 118, we designated these amounts as provisional. As such, these amounts are subject to adjustment as we obtain additional information and complete our analysis. The additional information required is as follows:

Reduction of U.S. federal corporate tax rate: While we were able to make a reasonable estimate in 2017 of the impact of the reduction in the corporate tax rate, the final impact may be affected by other elements related to the 2017 Act including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Transition Tax: In order to finalize the impact of the Transition Tax, we must determine, in addition to other factors, the amount of earnings of certain foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on these earnings. In 2017, we were able to make a reasonable estimate, however, we are continuing to gather information to more precisely calculate the Transition Tax.

For the three months ended March 31, 2018, we did not record any adjustments to these provisional amounts as we did not obtain sufficient information to adjust the estimates previously recorded.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$89.4	$78.4
Less: Net income attributable to participating securities	(2.2)	(1.9)
Net income attributable to common shareholders - Basic and Dilutive	$87.2	$76.5

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	114.2	78.5
Less: Participating securities	(2.8)	(1.9)
Weighted-average common shares outstanding	111.4	76.6

Effect of dilutive securities -
Dilutive stock-based compensation	0.5	0.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	111.9	77.0

Basic EPS	$0.78	$1.00

Diluted EPS	$0.78	$0.99

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2018 and March 31, 2017 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2017	$(252.0)		$(34.1)	$(6.6)		$(292.7)

Other comprehensive income before reclassifications	—		37.9	14.6		52.5

Income tax effect of other comprehensive income before reclassifications	—		—	(1.1)		(1.1)

Amounts reclassified from accumulated other comprehensive loss	1.7	(a)	—	1.6	(b)	3.3

Income taxes reclassified into net income	(0.4)		—	—		(0.4)

Net current period other comprehensive income	1.3		37.9	15.1		54.3

Balance at March 31, 2018	$(250.7)		$3.8	$8.5		$(238.4)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2016	$(243.5)		$(122.4)	$(23.7)		$(389.6)

Other comprehensive income (loss) before reclassifications	(1.7)		11.9	12.7		22.9

Income tax effect of other comprehensive loss before reclassifications	0.6		—	—		0.6

Amounts reclassified from accumulated other comprehensive loss	1.2	(a)	—	2.8	(b)	4.0

Income taxes reclassified into net income	(0.4)		—	—		(0.4)

Net current period other comprehensive income (loss)	(0.3)		11.9	15.5		27.1

Balance at March 31, 2017	$(243.8)		$(110.5)	$(8.2)		$(362.5)

(a)
The amount reclassified from AOCI included $1.5 million in cost of goods sold (COGS) and $0.3 million in selling, general & administrative expenses (SG&A) for the three months ended March 31, 2018 and $1.4 million in COGS and $(0.2) million in SG&A for the three months ended March 31, 2017.

(b)
The amounts reclassified from AOCI included $2.0 million in COGS and $(0.4) million in interest expense for the three months ended March 31, 2018 and $2.8 million in COGS for the three months ended March 31, 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	SEGMENT REPORTING

Our business is organized into four business units, each representing a reportable segment under ASC 280 Segment Reporting. The four segments are Driveline, Metal Forming, Powertrain and Casting. The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. Refer to Note 2 - Revenue from Contracts with Customers for a description of our product offerings by segment.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. Segment Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization for our reportable segments, excluding the impact of restructuring and acquisition-related costs and debt refinancing and redemption costs. The following tables represent information by reportable segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$1,070.6	$397.0	$291.9	$239.0	$1,998.5
Less: intersegment sales	0.2	105.9	4.8	29.2	140.1
Net external sales	$1,070.4	$291.1	$287.1	$209.8	$1,858.4

Segment Adjusted EBITDA	$170.0	$75.3	$50.1	$21.6	$317.0
	Three Months Ended March 31, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$999.3	$150.0	$—	$—	$1,149.3
Less: intersegment sales	0.5	98.9	—	—	99.4
Net external sales	$998.8	$51.1	$—	$—	$1,049.9

Segment Adjusted EBITDA	$153.2	$30.4	$—	$—	$183.6

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income before income taxes for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Total Segment Adjusted EBITDA	$317.0	$183.6
Interest expense	(53.2)	(25.5)
Depreciation and amortization	(127.8)	(56.2)
Restructuring and acquisition-related costs	(18.3)	(16.0)
Debt refinancing and redemption costs	(10.3)	—
Income before income taxes	$107.4	$85.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and Metaldyne Performance Group, Inc. (MPG Inc.), and no direct subsidiaries other than AAM, Inc. and MPG Inc. The 7.75% Notes, 6.625% Notes, 6.50% Notes, 6.25% Notes (due 2026), 6.25% Notes (due 2025), and 6.25% Notes (due 2021) are senior unsecured obligations of AAM, Inc.; all of which are fully and unconditionally guaranteed, on a joint and several basis, by Holdings and substantially all domestic subsidiaries of AAM, Inc. and MPG Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Income
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net sales
External	$—	$301.5	$582.3	$974.6	$—	$1,858.4
Intercompany	—	1.0	78.0	9.5	(88.5)	—
Total net sales	—	302.5	660.3	984.1	(88.5)	1,858.4
Cost of goods sold	—	278.2	576.8	775.6	(88.5)	1,542.1
Gross profit	—	24.3	83.5	208.5	—	316.3
Selling, general and administrative expenses	—	59.8	21.9	15.6	—	97.3
Amortization of intangible assets	—	1.5	22.6	0.8	—	24.9
Restructuring and acquisition-related costs	—	16.3	1.1	0.9	—	18.3
Operating income (loss)	—	(53.3)	37.9	191.2	—	175.8
Non-operating income (expense), net	—	(70.5)	5.0	(2.9)	—	(68.4)
Income (loss) before income taxes	—	(123.8)	42.9	188.3	—	107.4
Income tax expense	—	1.1	0.4	16.4	—	17.9
Earnings from equity in subsidiaries	89.4	67.2	40.5	—	(197.1)	—
Net income (loss) before royalties	89.4	(57.7)	83.0	171.9	(197.1)	89.5
Royalties	—	84.2	1.0	(85.2)	—	—
Net income after royalties	89.4	26.5	84.0	86.7	(197.1)	89.5
Net income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income attributable to AAM	$89.4	$26.5	$84.0	$86.6	$(197.1)	$89.4
Other comprehensive income, net of tax	54.3	25.6	35.1	43.7	(104.4)	54.3
Comprehensive income attributable to AAM	$143.7	$52.1	$119.1	$130.3	$(301.5)	$143.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net sales
External	$—	$296.6	$50.1	$703.2	$—	$1,049.9
Intercompany	—	0.3	66.7	4.9	(71.9)	—
Total net sales	—	296.9	116.8	708.1	(71.9)	1,049.9
Cost of goods sold	—	277.2	94.9	539.0	(71.9)	839.2
Gross profit	—	19.7	21.9	169.1	—	210.7
Selling, general and administrative expenses	—	72.5	—	8.7	—	81.2
Amortization of intangible assets	—	1.3	—	0.3	—	1.6
Restructuring and acquisition-related costs	—	15.3	—	0.7	—	16.0
Operating income (loss)	—	(69.4)	21.9	159.4	—	111.9
Non-operating income (expense), net	—	(26.2)	2.4	(2.2)	—	(26.0)
Income (loss) before income taxes	—	(95.6)	24.3	157.2	—	85.9
Income tax expense (benefit)	—	(2.8)	0.1	10.2	—	7.5
Earnings (loss) from equity in subsidiaries	78.4	91.6	(0.6)	—	(169.4)	—
Net income (loss) before royalties	78.4	(1.2)	23.6	147.0	(169.4)	78.4
Royalties	—	79.6	—	(79.6)	—	—
Net income after royalties	78.4	78.4	23.6	67.4	(169.4)	78.4
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to AAM	$78.4	$78.4	$23.6	$67.4	$(169.4)	$78.4
Other comprehensive income, net of tax	27.1	27.1	10.5	26.4	(64.0)	27.1
Comprehensive income attributable to AAM	$105.5	$105.5	$34.1	$93.8	$(233.4)	$105.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2018
Assets
Current assets
Cash and cash equivalents	$—	$115.4	$0.3	$225.0	$—	$340.7
Accounts receivable, net	—	184.1	360.2	693.9	—	1,238.2
Intercompany receivables	—	3,718.1	717.3	74.7	(4,510.1)	—
Inventories, net	—	36.0	146.5	220.8	—	403.3
Prepaid expenses and other	—	40.4	28.2	104.3	—	172.9
Total current assets	—	4,094.0	1,252.5	1,318.7	(4,510.1)	2,155.1
Property, plant and equipment, net	—	274.1	774.4	1,443.4	—	2,491.9
Goodwill	—	—	1,219.3	449.8	—	1,669.1
Intangible assets, net	—	20.8	1,133.1	34.9	—	1,188.8
Intercompany notes and accounts receivable	11.7	—	224.6	—	(236.3)	—
Other assets and deferred charges	—	347.7	108.9	210.8	—	667.4
Investment in subsidiaries	2,990.9	2,065.7	1,336.5	—	(6,393.1)	—
Total assets	$3,002.6	$6,802.3	$6,049.3	$3,457.6	$(11,139.5)	$8,172.3
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$22.0	$—	$9.8	$—	$31.8
Accounts payable	—	170.1	243.9	510.5	—	924.5
Intercompany payables	1,316.6	902.2	2,190.3	101.0	(4,510.1)	—
Accrued expenses and other	—	164.7	40.9	188.0	—	393.6
Total current liabilities	1,316.6	1,259.0	2,475.1	809.3	(4,510.1)	1,349.9
Intercompany notes and accounts payable	—	9.9	—	226.4	(236.3)	—
Long-term debt, net	—	3,888.0	3.7	94.5	—	3,986.2
Other long-term liabilities	—	634.1	332.0	184.1	—	1,150.2
Total liabilities	1,316.6	5,791.0	2,810.8	1,314.3	(4,746.4)	6,486.3
Total AAM Stockholders’ equity	1,682.8	1,011.3	3,238.5	2,140.1	(6,389.9)	1,682.8
Noncontrolling interests in subsidiaries	3.2	—	—	3.2	(3.2)	3.2
Total stockholders’ equity	1,686.0	1,011.3	3,238.5	2,143.3	(6,393.1)	1,686.0
Total liabilities and stockholders’ equity	$3,002.6	$6,802.3	$6,049.3	$3,457.6	$(11,139.5)	$8,172.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2017
Assets
Current assets
Cash and cash equivalents	$—	$91.9	$0.1	$284.8	$—	$376.8
Accounts receivable, net	—	138.9	287.9	609.1	—	1,035.9
Intercompany receivables	—	3,475.2	479.9	7.5	(3,962.6)	—
Inventories, net	—	37.2	147.4	207.4	—	392.0
Prepaid expenses and other	—	40.4	9.9	90.0	—	140.3
Total current assets	—	3,783.6	925.2	1,198.8	(3,962.6)	1,945.0
Property, plant and equipment, net	—	250.9	786.8	1,365.2	—	2,402.9
Goodwill	—	—	1,218.4	435.9	—	1,654.3
Intangible assets, net	—	21.0	1,155.6	35.9	—	1,212.5
Intercompany notes and accounts receivable	11.7	—	243.5	—	(255.2)	—
Other assets and deferred charges	—	349.1	122.8	196.2	—	668.1
Investment in subsidiaries	2,841.3	1,955.2	1,280.1	—	(6,076.6)	—
Total assets	$2,853.0	$6,359.8	$5,732.4	$3,232.0	$(10,294.4)	$7,882.8
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$5.9	$—	$5.9
Accounts payable	—	139.0	204.6	455.4	—	799.0
Intercompany payables	1,313.0	563.7	2,017.7	68.2	(3,962.6)	—
Accrued expenses and other	—	181.6	52.4	177.5	—	411.5
Total current liabilities	1,313.0	884.3	2,274.7	707.0	(3,962.6)	1,216.4
Intercompany notes and accounts payable	—	11.7	—	243.5	(255.2)	—
Long-term debt, net	—	3,894.6	4.4	70.3	—	3,969.3
Other long-term liabilities	—	639.1	333.2	184.8	—	1,157.1
Total liabilities	1,313.0	5,429.7	2,612.3	1,205.6	(4,217.8)	6,342.8
Total AAM Stockholders’ equity	1,536.0	930.1	3,120.1	2,022.4	(6,072.6)	1,536.0
Noncontrolling interests in subsidiaries	4.0	—	—	4.0	(4.0)	4.0
Total stockholders’ equity	1,540.0	930.1	3,120.1	2,026.4	(6,076.6)	1,540.0
Total liabilities and stockholders’ equity	$2,853.0	$6,359.8	$5,732.4	$3,232.0	$(10,294.4)	$7,882.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net cash provided by (used in) operating activities	$—	$46.5	$39.0	$(18.6)	$—	$66.9
Investing activities
Purchases of property, plant and equipment	—	(21.5)	(37.6)	(71.7)	—	(130.8)
Proceeds from sale of property, plant and equipment	—	—	0.3	0.1	—	0.4
Purchase buyouts of leased equipment	—	—	(0.5)	—	—	(0.5)
Acquisition of business, net of cash acquired	—	—	—	(1.3)	—	(1.3)
Intercompany activity	—	(0.1)	0.1	—	—	—
Net cash used in investing activities	—	(21.6)	(37.7)	(72.9)	—	(132.2)
Financing activities
Net debt activity	—	8.9	(0.2)	25.8	—	34.5
Debt issuance costs	—	(6.8)	—	—	—	(6.8)
Purchase of treasury stock	(3.5)	—	—	—	—	(3.5)
Purchase of noncontrolling interest	—	—	(0.9)	—	—	(0.9)
Intercompany activity	3.5	(3.5)	—	—	—	—
Net cash provided by (used in) financing activities	—	(1.4)	(1.1)	25.8	—	23.3
Effect of exchange rate changes on cash	—	—	—	5.9	—	5.9
Net increase (decrease) in cash and cash equivalents	—	23.5	0.2	(59.8)	—	(36.1)
Cash and cash equivalents at beginning of period	—	91.9	0.1	284.8	—	376.8
Cash and cash equivalents at end of period	$—	$115.4	$0.3	$225.0	$—	$340.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net cash provided by (used in) operating activities	$—	$161.8	$5.3	$(104.8)	—	$62.3
Investing activities
Purchases of property, plant and equipment	—	(11.6)	(5.2)	(18.1)	—	(34.9)
Proceeds from sale of property, plant and equipment	—	0.2	—	0.6	—	0.8
Purchase buyouts of leased equipment	—	(2.3)	—	—	—	(2.3)
Proceeds from sale of business, net	—	7.5	(1.6)	—	—	5.9
Acquisition of business, net of cash acquired	—	—	—	(144.1)	—	(144.1)
Net cash used in investing activities	—	(6.2)	(6.8)	(161.6)	—	(174.6)
Financing activities
Net debt activity	—	1,199.8	(0.1)	(0.5)	—	1,199.2
Debt issuance costs	—	(21.2)	—	—	—	(21.2)
Purchase of treasury stock	(5.2)	—	—	—	—	(5.2)
Intercompany activity	5.2	(5.2)	—	—	—	—
Net cash provided by (used in) financing activities	—	1,173.4	(0.1)	(0.5)	—	1,172.8
Effect of exchange rate changes on cash	—	—	—	1.7	—	1.7
Net increase (decrease) in cash and cash equivalents	—	1,329.0	(1.6)	(265.2)	—	1,062.2
Cash and cash equivalents at beginning of period	—	84.3	1.6	395.3	—	481.2
Cash and cash equivalents at end of period	$—	$1,413.3	$—	$130.1	$—	$1,543.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. SUBSEQUENT EVENT

In April 2018, we completed the sale of the aftermarket business associated with our Powertrain segment for approximately $50 million, of which we received net proceeds of approximately $47 million. We expect to record a pre-tax gain of $15 to $20 million for this transaction during the second quarter of 2018. The impact to our Condensed Consolidated Balance Sheet is immaterial.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2017.

Unless the context otherwise requires, references to "we," "our," "us" or "AAM" shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (Holdings), a Delaware corporation, (ii) American Axle & Manufacturing, Inc. (AAM, Inc.), a Delaware corporation, and its direct and indirect subsidiaries, and, (iii) Metaldyne Performance Group, Inc. (MPG) and its direct and indirect subsidiaries. AAM Inc. and MPG are wholly-owned subsidiaries of Holdings.

COMPANY OVERVIEW

We are a global Tier I supplier to the automotive, commercial and industrial markets. We design, engineer, validate and manufacture driveline, metal forming, powertrain and casting products, employing over 25,000 associates, operating at more than 90 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on delivering operational excellence, technology leadership and quality.

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming, Powertrain and Casting segments. Sales to GM were approximately 42% of our consolidated net sales in the first three months of 2018, 67% of our consolidated net sales in the first three months of 2017 and 47% of our consolidated net sales for the full year of 2017.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from each of our Metal Forming, Powertrain and Casting segments. Sales to FCA were approximately 13% of our consolidated net sales in the first three months of 2018, 19% of our consolidated net sales in the first three months of 2017 and 14% of our consolidated net sales for the full year of 2017.

In addition to GM and FCA, we are a supplier to several major automotive Original Equipment Manufacturers (OEMs) and Tier 1 suppliers. Our consolidated net sales to customers other than GM increased to $1,079.1 million in the first three months of 2018 as compared to $347.1 million in the first three months of 2017. This increase is primarily attributable to our acquisition of MPG.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Net Sales  Net sales increased to $1,858.4 million in the first quarter of 2018 as compared to $1,049.9 million in the first quarter of 2017.  The impact of the MPG acquisition on net sales for the first quarter 2018 was approximately $738 million. Excluding the impact of the MPG acquisition, our sales in the first quarter of 2018, as compared to the first quarter of 2017, reflect an increase in production volumes related to crossover vehicles associated with our new business backlog, partially offset by a reduction in production volumes for the North American light truck and SUV programs we currently support in preparation for program changeovers to occur throughout the remainder of 2018. Net sales were also impacted by an increase of approximately $25 million related to metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold Cost of goods sold was $1,542.1 million in the first quarter of 2018 as compared to $839.2 million in the first quarter of 2017. The impact on cost of goods sold of the MPG acquisition was approximately $639 million in the first quarter 2018.

Excluding the impact of the MPG acquisition, the change in cost of goods sold principally reflects the impact of increased sales, as well as an increase in project expense incurred in preparation for program changeovers to occur throughout the remainder of 2018. Cost of goods sold was also impacted by an increase of approximately $25 million related to metal market pass-through costs and the impact of foreign exchange. For the three months ended March 31, 2018, material costs were approximately 59% of total costs of goods sold as compared to approximately 70% for the three months ended March 31, 2017.

Gross Profit   Gross profit increased to $316.3 million in the first quarter of 2018 as compared to $210.7 million in the first quarter of 2017.  Gross margin was 17.0% in the first quarter of 2018 as compared to 20.1% in the first quarter of 2017.  The impact on gross profit of the MPG acquisition was approximately $99 million in the first quarter 2018. Gross profit and gross margin were also impacted by the other factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $97.3 million or 5.2% of net sales in the first quarter of 2018 as compared to $81.2 million or 7.7% of net sales in the first quarter of 2017.  R&D spending was approximately $38.5 million in the first quarter of 2018 as compared to $41.0 million in the first quarter of 2017. The change in SG&A in the first quarter of 2018, as compared to the first quarter of 2017, reflects an increase of approximately $25 million associated with the acquisition of MPG, which was partially offset by the achievement of synergies as a result of the acquisition of MPG.

Amortization of Intangible Assets As a result of the USM Mexico acquisition on March 1, 2017 and the MPG acquisition on April 6, 2017, we recognized $1,254.8 million of intangible assets. Amortization expense for the three months ended March 31, 2018 was $24.9 million as compared to $1.6 million for the three months ended March 31, 2017. The increase in amortization expense was attributable to the increase in intangible assets as a result of these acquisitions.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $18.3 million in the first quarter of 2018 as compared to $16.0 million in the first quarter of 2017. In 2016, AAM initiated actions under a global restructuring program focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for upcoming acquisition integration activities. As part of our restructuring actions, we incurred severance charges of approximately $0.2 million, as well as implementation costs, including professional expenses, of approximately $3.9 million during the three months ended March 31, 2018. This compares to severance charges of $1.2 million and implementation charges of $5.6 million for the three months ended March 31, 2017. We expect to incur $10 to $20 million of additional charges under our global restructuring program in 2018.

In 2017, we completed the acquisitions of MPG and USM Mexico. During the three months ended March 31, 2018, we incurred $1.1 million of acquisition-related costs and $13.1 million of integration expenses associated with these acquisitions. This compares to $3.3 million of acquisition-related costs and $5.9 million of integration expenses related to these acquisitions during the three months ended March 31, 2017.

Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions. We expect to incur additional acquisition and integration charges of approximately $30 to $45 million throughout the remainder of 2018, primarily in conjunction with the integration of MPG.

Operating Income  Operating income increased to $175.8 million in the first quarter of 2018 as compared to $111.9 million in the first quarter of 2017.  Operating margin was 9.5% in the first quarter of 2018 as compared to 10.7% in the first quarter of 2017.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets and Restructuring and Acquisition-Related Costs above.

Interest Expense and Investment Income  Interest expense was $53.2 million in the first quarter of 2018 as compared to $25.5 million in the first quarter of 2017.   Investment income was $0.5 million in the first quarter of 2018 as compared to $0.6 million in the first quarter of 2017.

The change in interest expense in the first quarter of 2018, as compared to the first quarter of 2017, primarily reflects interest expense incurred on $1,650.0 million of borrowings under our Senior Secured Credit Facilities entered into in April 2017, as well as on $700.0 million in aggregate principal amount of 6.25% senior notes due 2025 and $500.0 million in aggregate principal amount of 6.50% senior notes due 2027 which were issued in March 2017. We expect our interest expense to be $210 million to $220 million for the full year 2018.

The weighted-average interest rate of our long-term debt outstanding was 5.8% in the first quarter of 2018 and 6.7% in the first quarter of 2017.

Debt Refinancing and Redemption Costs On March 12, 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we redeemed $383.1 million of the 6.25% Notes due 2021. We expensed $2.5 million during the first quarter of 2018 for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and expensed $7.8 million in tender premiums.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was expense of $5.4 million in the first quarter of 2018 as compared to expense of $1.1 million in the first quarter of 2017.

Income Tax Expense  Income tax expense was $17.9 million for the three months ended March 31, 2018 as compared to $7.5 million for the three months ended March 31, 2017.  Our effective income tax rate was 16.7% in the first quarter of 2018 as compared to 8.7% in the first quarter of 2017.

The changes in income tax expense and effective income tax rate for the three months ended March 31, 2018, as compared to our income tax expense and effective income tax rate for the three months ended March 31, 2017 were the result of 1) a benefit recognized in the first quarter of 2017 in the U.S. as a result of an increase in forecasted annual interest expense attributable to the first quarter of 2017 resulting from the issuance of certain notes; and 2) a decrease in the proportionate share of income attributable to lower tax rate jurisdictions due primarily to the decrease in the U.S. statutory tax rate. These factors were partially offset by 1) the reduction in U.S. statutory tax rate as a result of the enactment of the 2017 Act; and 2) a benefit related to additional U.S. tax credits.

In comparison to the U.S. statutory rate, our income tax expense and effective income tax rate for the three months ended March 31, 2018 reflect the benefit associated with the additional U.S. tax credits, as well as the impact of favorable foreign tax rates.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM increased to $89.4 million in the first quarter of 2018 as compared to $78.4 million in the first quarter of 2017. Diluted EPS was $0.78 per share in the first quarter of 2018 as compared to $0.99 per share in the first quarter of 2017. As a result of the issuance of AAM common shares in conjunction with the acquisition of MPG, our EPS denominator increased by approximately 35 million shares in the first quarter of 2018 as compared to the first quarter of 2017.

Net income attributable to AAM and EPS for the first quarters of 2018 and 2017 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets, Restructuring and Acquisition-Related Costs and Income Tax Expense above, as well as the issuance of the additional shares as a result of the acquisition of MPG.

SEGMENT REPORTING

Our business is organized into four operating segments, each representing a reportable segment under ASC 280 Segment Reporting. The four segments are Driveline, Metal Forming, Powertrain and Casting. The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources.

Our product offerings by segment are as follows:

•
Driveline products consist primarily of axles, driveshafts, power transfer units, rear drive modules, transfer cases, and electric and hybrid driveline products and systems for light trucks, SUVs, crossover vehicles, passenger cars and commercial vehicles;

•
Metal Forming products consist primarily of axle and transmission shafts, ring and pinion gears, differential gears, transmission gears, and suspension components for Original Equipment Manufacturers and Tier 1 automotive suppliers;

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

The following table represents sales by reportable segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Driveline	$1,070.6	$999.3
Metal Forming	397.0	150.0
Powertrain	291.9	—
Casting	239.0	—
Eliminations	(140.1)	(99.4)
Net Sales	$1,858.4	$1,049.9

The increase in Driveline sales for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily reflect an increase in production volumes related to crossover vehicles associated with our new business backlog, partially offset by a reduction in production volumes for the North American light truck and SUV programs we currently support in preparation for program changeovers to occur throughout the remainder of 2018. Driveline sales were also impacted by an increase in metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The increase in net sales in our Metal Forming segment in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily attributable to the purchase of MPG.

For the three months ended March 31, 2018, the increase in sales in both the Powertrain and Casting segments, as compared to the three months ended March 31, 2017, was entirely attributable to the acquisition of MPG as AAM did not operate in these segments prior to the acquisition.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs and debt refinancing and redemption costs.

The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Driveline	$170.0	$153.2
Metal Forming	75.3	30.4
Powertrain	50.1	—
Casting	21.6	—
Total Segment adjusted EBITDA	$317.0	$183.6

For the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, the increase in Segment Adjusted EBITDA for the Driveline segment was attributable to contribution margin on increased sales, as well as the positive impact of vertically integrating our supply chain realized as a result of our acquisition of USM Mexico. Segment Adjusted EBITDA for the Driveline segment was also impacted by an increase in project expense incurred in preparation for program changeovers to occur throughout the remainder of 2018.

Metal Forming experienced an increase in Segment Adjusted EBITDA for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily attributable to the MPG acquisition.

For the three months ended March 31, 2018, the increase in Segment Adjusted EBITDA in both the Powertrain and Casting segments, as compared to the three months ended March 31, 2017, was entirely attributable to the acquisition of MPG as AAM did not operate in these segments prior to the acquisition.

Reconciliation of Non-GAAP and GAAP Information

In addition to results reported in accordance with accounting principles generally accepted in the United States of America (GAAP) in this MD&A, we have provided certain non-GAAP financial measures such as EBITDA and Total Segment Adjusted EBITDA. Such information is reconciled to its closest GAAP measure in accordance with Securities and Exchange Commission rules below.

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA excluding the impact of restructuring and acquisition-related costs and debt refinancing and redemption costs. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2018	2017
Net income	$89.5	$78.4
Interest expense	53.2	25.5
Income tax expense	17.9	7.5
Depreciation and amortization	127.8	56.2
EBITDA	288.4	167.6
Restructuring and acquisition-related costs	18.3	16.0
Debt refinancing and redemption costs	10.3	—
Total Segment Adjusted EBITDA	$317.0	$183.6

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures and working capital requirements, in addition to advancing our strategic initiatives.  We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Senior Secured Credit Facilities will be sufficient to meet these needs.

Operating Activities  In the first three months of 2018, net cash provided by operating activities increased to $66.9 million as compared to $62.3 million in the first three months of 2017.  The following factors impacted cash provided by operating activities in the first three months of 2018 as compared to the first three months of 2017:

Net income Net income was $89.5 million in the first three months of 2018 as compared to $78.4 million in the first three months of 2017. The change in net income in the first three months of 2018, as compared to the first three months of 2017, was the result of the factors discussed in the Results of Operations - Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017 section of this MD&A.

Accounts receivable For the three months ended March 31, 2018, we experienced a decrease in cash flow from operating activities of approximately $53 million related to the change in our accounts receivable balance from December 31, 2017 to March 31, 2018, as compared to the change in accounts receivable from December 31, 2016 to March 31, 2017. This change was attributable to increased sales in the first quarter of 2018, as compared to the first quarter of 2017, as well as the timing of payments from customers.

Accounts payable and accrued expenses For the three months ended March 31, 2018, we experienced a decrease in cash flow from operating activities of approximately $31 million primarily related to the change in our accounts payable balance from December 31, 2017 to March 31, 2018, as compared to the change in accounts payable from December 31, 2016 to March 31, 2017. This change was attributable to the timing of payments to suppliers.

In the first quarter of 2017, we settled accounts payable balances with USM Mexico totaling approximately $22.8 million, which was reflected as a reduction of cash flow from operating activities in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017. Refer to Note 4 - Business Combinations for further detail.

Restructuring and acquisition-related costs For the full year 2018, we expect to incur cash charges under our global restructuring program, as well as acquisition and integration related cash charges, totaling approximately $50 to $75 million.

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

Investing Activities  In the first three months of 2018, net cash used in investing activities was $132.2 million as compared to $174.6 million for the three months ended March 31, 2017. Capital expenditures were $130.8 million in the first three months of 2018 as compared to $34.9 million in the first three months of 2017.  The increase in capital expenditures in the first three months of 2018, as compared to the first three months of 2017, was the result of the acquisition of MPG, as well as increased capital expenditures in preparation for our global program launches within our new and incremental business backlog that are expected to occur in 2018. We expect our capital spending to be approximately 8% of sales in 2018.

In the first three months of 2017, we completed our acquisition of USM Mexico, which was funded with available cash. We paid $144.1 million, net of cash acquired, during the first three months of 2017 for the purchase of USM Mexico.

In April 2018, we completed the sale of the aftermarket business associated with our Powertrain segment. As a result of this sale, we received net proceeds of approximately $47 million.

Financing Activities  In the first three months of 2018, net cash provided by financing activities was $23.3 million as compared to $1,172.8 million in the first three months of 2017. The following factors impacted cash provided by financing activities in the first three months of 2018 as compared to the first three months of 2017:

Senior Secured Credit Facilities In 2017, Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto as collateral agent and administrative agent. Pursuant to the Credit Agreement, the lenders agreed to provide a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $900 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities). The proceeds of the Revolving Credit Facility are used for general corporate purposes.

As of March 31, 2018 we have prepaid $3.8 million of the outstanding principal on our Term Loan A Facility and $11.6 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility for the next three quarters. As a result, approximately $5 million related to the Term Loan A Facility and Term Loan B Facility is presented in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of March 31, 2018.

At March 31, 2018, we had $865.3 million available under the Revolving Credit Facility. This availability reflects a reduction of $34.7 million for standby letters of credit issued against the facility.

The Senior Secured Credit Facilities provide back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to Current portion of long-term debt on our Condensed Consolidated Balance Sheet.

6.25% Notes due 2026 In March 2018, we issued $400.0 million in aggregate principal amount of 6.25% senior notes due 2026 (the 6.25% Notes due 2026). Proceeds from the 6.25% Notes due 2026 were used primarily to fund the tender offer for the 6.25% senior notes due 2021 (the 6.25% Notes due 2021) described below. We paid debt issuance costs of $6.6 million in the first three months of 2018 related to the 6.25% Notes due 2026.

Tender Offer of 6.25% Notes due 2021 Also in March 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we retired $383.1 million of the 6.25% Notes due 2021. We also expensed $2.5 million during the first quarter of 2018 for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and expensed $7.8 million in tender premiums. We redeemed the remaining $16.9 million of the 6.25% Notes due 2021 in April 2018.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At March 31, 2018, $81.2 million was outstanding under our foreign credit facilities and an additional $135.8 million was available.

Notice of Redemption of 6.625% Notes due 2022 In the second quarter of 2018, we issued a notice of redemption for $100 million of our outstanding 6.625% senior unsecured notes due 2022 (the 6.625% Notes due 2022), plus accrued and unpaid interest to the redemption date. We will use cash on hand, including proceeds from the sale of the aftermarket business associated with our Powertrain segment, to settle the redemption of the 6.625% Notes due 2022.

Treasury stock Treasury stock increased by $3.5 million in the first three months of 2018 to $201.6 million as compared to $198.1 million at year-end 2017, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors.  Our business is also moderately seasonal as our major OEM customers historically have an extended shutdown of operations (typically 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in December.  Our major OEM customers also occasionally have longer shutdowns of operations (up to six weeks) for program changeovers. Accordingly, our quarterly results may reflect these trends.

LITIGATION AND ENVIRONMENTAL MATTERS

We are involved in various legal proceedings incidental to our business.  Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  We have made, and anticipate continuing to make, capital and other expenditures, including recurring administrative costs, to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2018.

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

Currency Exchange Risk  From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in exchange rates relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan, Polish Zloty and Indian Rupee.  At March 31, 2018, we had currency forward and option contracts with a notional amount of $192.1 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $18.1 million at March 31, 2018 and was approximately $14.7 million at December 31, 2017.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In the second quarter of 2017, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt.  As of March 31, 2018, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $750.0 million through May 2018, $600.0 million through May 2019, $450.0 million through May 2020 and $200.0 million through May 2021.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at March 31, 2018) on our long-term debt outstanding, would be approximately $9.5 million at March 31, 2018 and was approximately $9.2 million at December 31, 2017, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Effective in the first quarter of 2018, legacy AAM and legacy MPG locations now operate under one integrated framework of internal control over financial reporting. We did not experience significant changes to existing processes related to internal control over financial reporting as a result of this integration.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. There were no repurchases under the authorized share repurchase program during the first quarter of 2018 and there is approximately $98.5 million available for repurchase.

In the first quarter of 2018, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units. The following table provides information about our equity security purchases during the quarter ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2018	2,432	$17.79	—	$—
February 1 - February 28, 2018	—	—	—	—
March 1 - March 31, 2018	244,658	14.29	—	—
Total	247,090	$14.32	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*10.1	Form of Performance Share Award Agreement (Relative TSR) for Executive Officers under the 2012 Omnibus Incentive Plan

*10.2	Form of Performance Share Award Agreement (Free Cash Flow) for Executive Officers under the 2012 Omnibus Incentive Plan

*10.3	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2012 Omnibus Incentive Plan

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
May 4, 2018