Form 10-Q
period 2018-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2018-11-02
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 111,701,601 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

•
risks inherent in our global operations (including tariffs and the potential consequences thereof to us, our suppliers, and our customers and their suppliers, adverse changes in trade agreements, such as NAFTA or USMCA, immigration policies, political stability, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations);

•	a significant disruption in operations at one or more of our key manufacturing facilities;

•	global economic conditions;

•
risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions;

•	supply shortages or price increases in raw material and/or freight, utilities or other operating supplies for us or our customers as a result of natural disasters or otherwise;

•	our ability or our customers' and suppliers' ability to successfully launch new product programs on a timely basis;

•	our ability to successfully integrate the business and information systems of Metaldyne Performance Group, Inc. (MPG) and to realize the anticipated benefits of the merger;

•	an impairment of our goodwill, other intangible assets, or long-lived assets if our business or market conditions indicate that the carrying values of those assets exceed their fair values;

•	negative or unexpected tax consequences;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share data)

Net sales	$1,817.0	$1,724.4	$5,576.3	$4,532.1

Cost of goods sold	1,549.6	1,426.7	4,661.2	3,707.3

Gross profit	267.4	297.7	915.1	824.8

Selling, general and administrative expenses	96.3	102.3	288.6	289.1

Amortization of intangible assets	24.8	24.4	74.5	50.8

Restructuring and acquisition-related costs	11.7	22.8	66.8	90.5

Gain on sale of business	—	—	(15.5)	—

Operating income	134.6	148.2	500.7	394.4

Interest expense	(54.9)	(57.5)	(162.5)	(139.9)

Investment income	0.6	0.8	1.6	2.2

Other income (expense)
Debt refinancing and redemption costs	—	—	(14.6)	(2.7)
Gain on settlement of capital lease	—	—	15.6	—
Other income (expense), net	(4.8)	0.5	(4.6)	(7.4)

Income before income taxes	75.5	92.0	336.2	246.6

Income tax expense	11.5	5.7	31.4	15.6

Net income	$64.0	$86.3	$304.8	$231.0

Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.5)	(0.2)

Net income attributable to AAM	$63.8	$86.2	$304.3	$230.8

Basic earnings per share	$0.55	$0.76	$2.65	$2.28

Diluted earnings per share	$0.55	$0.75	$2.63	$2.27

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$64.0	$86.3	$304.8	$231.0

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	1.0	3.1	14.5	3.7
Foreign currency translation adjustments	(11.9)	42.8	(55.0)	79.3
Changes in cash flow hedges, net of tax (b)	12.4	1.1	19.6	21.5
Other comprehensive income (loss)	1.5	47.0	(20.9)	104.5

Comprehensive income	$65.5	$133.3	$283.9	$335.5

Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.5)	(0.2)

Comprehensive income attributable to AAM	$65.3	$133.2	$283.4	$335.3

(a)
Amounts are net of tax of $(0.3) million and $(4.8) million for the three and nine months ended September 30, 2018, and $(1.0) million and $(1.2) million for the three and nine months ended September 30, 2017, respectively.

(b)	Amounts are net of tax of $(0.5) million and $(1.7) million for the three and nine months ended September 30, 2018, and $0.7 million for the nine months ended September 30, 2017.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$439.4	$376.8
Accounts receivable, net	1,271.8	1,035.9
Inventories, net	443.6	392.0
Prepaid expenses and other	143.6	140.3
Total current assets	2,298.4	1,945.0

Property, plant and equipment, net	2,467.9	2,402.9
Deferred income taxes	31.8	37.1
Goodwill	1,633.0	1,654.3
Intangible assets, net	1,135.2	1,212.5
GM postretirement cost sharing asset	246.3	252.2
Other assets and deferred charges	433.5	378.8
Total assets	$8,246.1	$7,882.8

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$16.5	$5.9
Accounts payable	946.4	799.0
Accrued compensation and benefits	185.6	200.0
Deferred revenue	44.9	34.1
Accrued expenses and other	220.7	177.4
Total current liabilities	1,414.1	1,216.4

Long-term debt, net	3,874.3	3,969.3
Deferred revenue	79.6	78.8
Deferred income taxes	159.8	101.7
Postretirement benefits and other long-term liabilities	879.6	976.6
Total liabilities	6,407.4	6,342.8

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
118.8 million shares issued as of September 30, 2018 and 118.2 million shares issued as of December 31, 2017	1.2	1.2
Paid-in capital	1,285.5	1,264.6
Retained earnings	1,065.3	761.0
Treasury stock at cost, 7.2 million shares as of September 30, 2018 and 6.9 million shares as of December 31, 2017	(201.8)	(198.1)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(237.5)	(252.0)
Foreign currency translation adjustments	(89.1)	(34.1)
Unrecognized income (loss) on cash flow hedges, net of tax	13.0	(6.6)
Total AAM stockholders' equity	1,836.6	1,536.0
Noncontrolling interests in subsidiaries	2.1	4.0
Total stockholders' equity	1,838.7	1,540.0
Total liabilities and stockholders' equity	$8,246.1	$7,882.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(in millions)
Operating activities
Net income	$304.8	$231.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	390.9	303.4
Impairment of long-lived assets	26.6	—
Deferred income taxes	51.7	(43.8)
Stock-based compensation	20.7	37.2
Pensions and other postretirement benefits, net of contributions	(3.1)	0.6
Gain on sale of business	(15.5)	—
Loss (Gain) on disposal of property, plant and equipment, net	(3.3)	0.7
Debt refinancing and redemption costs and (gain) on settlement of capital lease	(0.8)	2.7
Changes in operating assets and liabilities, net of amounts acquired or disposed
Accounts receivable	(248.0)	(131.0)
Inventories	(67.2)	(3.3)
Accounts payable and accrued expenses	188.7	65.3
Deferred revenue	13.3	10.1
Other assets and liabilities	(145.6)	(52.2)
Net cash provided by operating activities	513.2	420.7

Investing activities
Purchases of property, plant and equipment	(391.8)	(278.7)
Proceeds from sale of property, plant and equipment	3.2	1.7
Purchase buyouts of leased equipment	(0.5)	(12.6)
Proceeds from sale of business, net	47.1	5.9
Acquisition of business, net of cash acquired	(1.3)	(895.5)
Net cash used in investing activities	(343.3)	(1,179.2)

Financing activities
Payments of long-term debt and capital lease obligations	(568.0)	(1,944.6)
Proceeds from issuance of long-term debt	481.3	2,858.1
Debt issuance costs	(6.9)	(90.8)
Purchase of noncontrolling interest	(2.2)	—
Purchase of treasury stock	(3.7)	(7.0)
Employee stock option exercises	—	0.9
Net cash provided by (used in) financing activities	(99.5)	816.6

Effect of exchange rate changes on cash	(5.3)	10.3

Net increase in cash, cash equivalents and restricted cash	65.1	68.4

Cash, cash equivalents and restricted cash at beginning of period	376.8	481.2

Cash, cash equivalents and restricted cash at end of period	$441.9	$549.6

Supplemental cash flow information
Interest paid	$127.8	$108.9
Income taxes paid, net of refunds	$33.6	$30.2
Non-cash investing activities: AAM common shares issued for acquisition of MPG	$—	$576.7
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization We are a global Tier 1 supplier to the automotive, commercial and industrial markets. We design, engineer, validate and manufacture driveline, metal forming, powertrain and casting products, employing over 25,000 associates, operating at nearly 90 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on delivering operational excellence, technology leadership and quality.

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

Sale of Powertrain Aftermarket Business In April 2018, we completed the sale of the aftermarket business associated with our Powertrain segment for approximately $50 million, of which we received net proceeds of approximately $47 million. The difference between the selling price and the net proceeds received was primarily attributable to $2.5 million of cash that was placed into an escrow account that we expect to be distributed to us 18 months subsequent to the date of the sale. We have recorded this amount as restricted cash in Other assets and deferred charges in our Condensed Consolidated Balance Sheet as of September 30, 2018. As a result of the sale, we recorded a $15.5 million pre-tax gain, which is disclosed in the Gain on sale of business line of our Condensed Consolidated Statement of Income for the nine months ended September 30, 2018. The impact to our Condensed Consolidated Balance Sheet was immaterial.

Effect of New Accounting Standards

Accounting Standard Update 2018-15

On August 15, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (Topic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing or hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance becomes effective at the beginning of our 2020 fiscal year, and early adoption is permitted for financial statements which have not yet been issued. This guidance may be applied either retrospectively or prospectively and we are currently assessing the impact that this standard will have on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards Update 2018-02

On February 14, 2018, the FASB issued ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). ASU 2018-02 allows companies the option to reclassify disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the 2017 Tax Cuts and Jobs Act, also known as stranded tax effects, to retained earnings. ASU 2018-02 also requires expanded disclosures related to disproportionate income tax effects from AOCI, some of which are applicable to all companies regardless of whether the option to reclassify the stranded tax effects is exercised. This guidance becomes effective at the beginning of our 2019 fiscal year, and we are currently assessing the impact that this standard will have on our consolidated financial statements.

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

Accounting Standards Update 2016-02

On February 25, 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and has subsequently issued ASUs 2018-10 - Codification Improvements (Topic 842), and 2018-11 - Targeted Improvements (Topic 842) (collectively, the Lease ASUs) which supersede the existing lease accounting guidance and establish new criteria for recognizing lease assets and liabilities. The most significant impact of the update, to AAM, is that a lessee will be required to recognize a "right-of-use" asset and lease liability for operating lease agreements that were not previously included on the balance sheet under the existing lease guidance. A lessee will be permitted to make a policy election, excluding recognition of the right-of-use asset and associated liability for lease terms of 12 months or less. Expense recognition in the statement of income along with cash flow statement classification for both financing (capital) and operating leases under the new standard will not be significantly changed from existing lease guidance. This guidance becomes effective for AAM at the beginning of our 2019 fiscal year and requires transition under a modified retrospective method. As part of our adoption of this standard, we are currently in the process of implementing a software solution to assist in managing our inventory of leases and in complying with the disclosure requirements of this standard.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and nine months ended September 30, 2018 and 2017. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended September 30, 2018
	Driveline	Metal Forming	Powertrain	Casting	Total
North America	$855.9	$207.2	$199.7	$193.8	$1,456.6
Asia	142.9	1.6	25.1	—	169.6
Europe	34.3	64.6	56.0	—	154.9
South America	34.6	—	1.3	—	35.9
Total	$1,067.7	$273.4	$282.1	$193.8	$1,817.0

	Three Months Ended September 30, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
North America	$832.4	$197.8	$177.0	$198.2	$1,405.4
Asia	112.3	1.4	32.7	—	146.4
Europe	26.6	62.2	47.2	—	136.0
South America	36.4	—	0.2	—	36.6
Total	$1,007.7	$261.4	$257.1	$198.2	$1,724.4

	Nine Months Ended September 30, 2018
	Driveline	Metal Forming	Powertrain	Casting	Total
North America	$2,640.2	$639.8	$596.1	$613.2	$4,489.3
Asia	425.0	4.2	86.1	—	515.3
Europe	94.0	208.3	166.8	—	469.1
South America	98.9	—	3.7	—	102.6
Total	$3,258.1	$852.3	$852.7	$613.2	$5,576.3

	Nine Months Ended September 30, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
North America	$2,559.6	$450.5	$381.2	$393.6	$3,784.9
Asia	301.7	2.1	65.2	—	369.0
Europe	68.5	119.8	91.8	—	280.1
South America	97.8	—	0.3	—	98.1
Total	$3,027.6	$572.4	$538.5	$393.6	$4,532.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2017	$1,035.9	$34.1	$78.8
September 30, 2018	1,271.8	44.9	79.6
Increase/(decrease)	$235.9	$10.8	$0.8

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

For the three and nine months ended September 30, 2018, we recognized contract liabilities of $17.2 million and $44.9 million, respectively. During the three and nine months ended September 30, 2018, we also amortized $12.4 million and $33.3 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

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
A summary of our restructuring activity for the first nine months of 2018 and 2017 is shown below:

	Severance Charges	Implementation Costs	Asset Impairment Charges	Total
	(in millions)
Accrual as of December 31, 2016	$0.6	$9.2	$—	$9.8
Charges	1.7	13.5	—	15.2
Cash utilization	(2.3)	(17.8)	—	(20.1)
Accrual as of September 30, 2017	$—	$4.9	$—	$4.9

Accrual as of December 31, 2017	$0.3	$—	$—	$0.3
Charges	2.3	8.8	26.6	37.7
Cash utilization	(0.4)	(6.6)	—	(7.0)
Non-cash utilization	—	—	(26.6)	(26.6)
Accrual as of September 30, 2018	$2.2	$2.2	$—	$4.4

As part of our restructuring actions, we incurred severance charges of approximately $2.3 million and $1.7 million, as well as implementation costs, including professional expenses, of approximately $8.8 million and $13.5 million, during the nine months ended September 30, 2018 and 2017, respectively. We expect to incur up to $45 million of total restructuring charges in 2018. The increase in estimated restructuring charges, which was previously disclosed as a range of $10 to $20 million for the full year 2018, is the result of the non-cash impairment charges described below.
In the first nine months of 2018, we initiated actions to exit operations at manufacturing facilities in our Driveline, Metal Forming and Powertrain segments. As a result of these actions, we were required to assess the associated long-lived assets for impairment. Based on our analysis, assets that were not to be redeployed to other AAM facilities were determined to be fully impaired resulting in a charge of $26.6 million for the nine months ended September 30, 2018. See Note 8 - Fair Value for further detail.
In 2017, we completed the acquisitions of Metaldyne Performance Group, Inc. (MPG) and USM Mexico Manufacturing LLC (USM Mexico). During the nine months ended September 30, 2018, we incurred the following charges related to these acquisitions:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges	$1.2	$27.9	$29.1

Total restructuring and acquisition-related charges			$66.8
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions. Total restructuring charges and acquisition-related charges of $11.7 million and $66.8 million are shown on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018, respectively.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2018, net sales and net income attributable to AAM included approximately $2,170 million and $110 million, respectively, attributable to MPG. For the period April 6, 2017 through September 30, 2017, net sales and net income attributable to AAM included approximately $1,351 million and $42 million, respectively, attributable to MPG.

Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for AAM, on a combined basis with MPG for the nine months ended September 30, 2017 were approximately $5.3 billion, excluding MPG sales to AAM during this period. Unaudited pro forma net income for the nine months ended September 30, 2017 was approximately $290 million. Unaudited pro forma earnings per share for the nine months ended September 30, 2017 were approximately $2.57 per share.

The unaudited pro forma net income amount for the nine months ended September 30, 2017 has been adjusted by approximately $65 million, net of tax, for acquisition-related costs reclassified from 2017 to 2016 as we are required to disclose the pro forma amounts as if our acquisition of MPG had been completed on January 1, 2016. The disclosure of unaudited pro forma net sales and earnings is for informational purposes only and does not purport to indicate the results that would actually have been obtained had the merger been completed on the assumed date for the periods presented, or which may be realized in the future.

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

The operating results of USM Mexico were insignificant to AAM's Condensed Consolidated Statements of Income for the nine months ended September 30, 2018 and September 30, 2017. Further, we have not included pro forma revenue and earnings for the nine months ended September 30, 2017 as the inclusion of USM Mexico would be insignificant to AAM's consolidated results for this period.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the nine months ended September 30, 2018:

	Driveline	Metal Forming	Powertrain	Casting	Consolidated
	(in millions)
Balance as of December 31, 2017	$211.1	$558.9	$478.8	$405.5	$1,654.3
Acquisition of MPG	—	0.9	—	—	0.9
Acquisition of USM Mexico	1.3	—	—	—	1.3
Sale of business	—	—	(15.1)	—	(15.1)
Foreign currency translation	(0.3)	(5.6)	(2.5)	—	(8.4)
Balance as of September 30, 2018	$212.1	$554.2	$461.2	$405.5	$1,633.0

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

Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's total intangible assets, which are all subject to amortization:

	September 30,			December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$37.4	$(18.6)	$18.8	$35.6	$(14.3)	$21.3
e-AAM in-process research and development	5.4	(0.6)	4.8	5.9	—	5.9
Customer platforms	952.2	(105.8)	846.4	952.2	(52.9)	899.3
Customer relationships	147.0	(14.2)	132.8	151.8	(7.3)	144.5
Technology and other	150.8	(18.4)	132.4	150.8	(9.3)	141.5
Total	$1,292.8	$(157.6)	$1,135.2	$1,296.3	$(83.8)	$1,212.5

As a result of the acquisition of MPG in 2017, we recorded intangible assets related to aftermarket customer relationships that were associated with the Powertrain aftermarket business that we sold in the second quarter of 2018. As such, during the second quarter we reduced the gross carrying amount of our customer relationships by $4.8 million, and reduced the associated accumulated amortization by $0.3 million.

Amortization expense for our intangible assets was $24.8 million and $74.5 million for the three and nine months ended September 30, 2018 respectively, and $24.4 million and $50.8 million for the three and nine months ended September 30, 2017, respectively. Estimated amortization expense for each of the years 2018 through 2022 is approximately $100 million.

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

Inventories consist of the following:

	September 30, 2018	December 31, 2017
	(in millions)

Raw materials and work-in-progress	$388.1	$319.7
Finished goods	73.0	89.6
Gross inventories	461.1	409.3
Inventory valuation reserves	(17.5)	(17.3)
Inventories, net	$443.6	$392.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	83.8	92.5
Term Loan B Facility	1,511.2	1,526.8
7.75% Notes due 2019	200.0	200.0
6.625% Notes due 2022	450.0	550.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	—
6.25% Notes due 2025	700.0	700.0
6.25% Notes due 2021	—	400.0
Foreign credit facilities	107.6	53.2
Capital lease obligations	8.5	28.3
Total debt	3,961.1	4,050.8
Less: Current portion of long-term debt	16.5	5.9
Long-term debt	3,944.6	4,044.9
Less: Debt issuance costs	70.3	75.6
Long-term debt, net	$3,874.3	$3,969.3

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

As of September 30, 2018 we have prepaid $10.0 million of the outstanding principal on our Term Loan A Facility and $19.4 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility through the end of 2019. As such there are no amounts related to the Term Loan A Facility and Term Loan B Facility presented in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of September 30, 2018.

At September 30, 2018, we had $895.7 million available under the Revolving Credit Facility. This availability reflects a reduction of $36.3 million for standby letters of credit issued against the facility.

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

6.25% Notes due 2026 In March 2018, we issued $400.0 million in aggregate principal amount of 6.25% senior notes due 2026 (the 6.25% Notes due 2026). Proceeds from the 6.25% Notes due 2026 were used primarily to fund the tender offer for the 6.25% senior notes due 2021 (the 6.25% Notes due 2021) described below. We paid debt issuance costs of $6.6 million in the first nine months of 2018 related to the 6.25% Notes due 2026.

Tender Offer of 6.25% Notes due 2021 Also in March 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we retired $383.1 million of the 6.25% Notes due 2021 in the first quarter of 2018. We redeemed the remaining $16.9 million of the 6.25% Notes due 2021 during the second quarter of 2018. During the nine months ended

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2018, we expensed $2.5 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $8.0 million in tender premiums.

Redemption of 6.625% Notes due 2022 In May 2018, we voluntarily redeemed a portion of our 6.625% Notes due 2022. This resulted in a principal payment of $100.0 million, and a payment of $0.8 million in accrued interest. During the nine months ended September 30, 2018, we expensed $0.8 million for the write-off of a portion of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $3.3 million for an early redemption premium.

Settlement of Capital Lease Obligation In the second quarter of 2018, we reached a settlement agreement related to a capital lease obligation that we had recognized as a result of the acquisition of MPG. In the third quarter of 2018, we paid $6.6 million related to this settlement agreement. As of September 30, 2018, $4.8 million is presented in the Current portion of long-term debt in our Condensed Consolidated Balance Sheet related to this capital lease obligation, which we expect to pay in the fourth quarter of 2018.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2018, $107.6 million was outstanding under our foreign credit facilities as compared to $53.2 million at December 31, 2017. The increase in outstanding borrowings under our foreign credit facilities primarily relate to our operations in China as we prepare for program launch activity. At September 30, 2018, an additional $95.1 million was available under our foreign credit facilities.

Redemption of 7.75% Notes due 2019 In October 2018, we issued an irrevocable notice to the holders of our 7.75% Notes due 2019 to voluntarily redeem a portion of our 7.75% Notes due 2019 in the fourth quarter of 2018. This will result in a principal payment of $100 million and $3.9 million in accrued interest. We will also expense approximately $0.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $4.5 million for an early redemption premium. As the irrevocable notice of redemption was issued subsequent to September 30, 2018, we have presented the $100 million amount of 7.75% Notes due 2019 to be redeemed as Long-term debt, net on our Condensed Consolidated Balance Sheet as of September 30, 2018.
The weighted-average interest rate of our long-term debt outstanding was 5.9% at September 30, 2018 and 5.7% at December 31, 2017.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$76.8	$76.8	$72.8	$72.8	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	3.0	3.0	0.1	0.1	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.6	1.6	1.3	1.3	Level 2
Nondesignated - currency forward contracts	0.5	0.5	—	—	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	2.7	2.7	0.2	0.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	3.2	3.2	0.9	0.9	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.1	0.1	6.0	6.0	Level 2
Nondesignated - currency forward contracts	0.1	0.1	2.8	2.8	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	—	—	2.6	2.6	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.2	0.2	0.3	0.3	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	83.8	83.2	92.5	92.5	Level 2
Term Loan B Facility	1,511.2	1,507.5	1,526.8	1,528.7	Level 2
7.75% Notes due 2019	200.0	208.8	200.0	217.5	Level 2
6.625% Notes due 2022	450.0	459.0	550.0	570.2	Level 2
6.50% Notes due 2027	500.0	495.0	500.0	527.5	Level 2
6.25% Notes due 2026	400.0	393.0	—	—	Level 2
6.25% Notes due 2025	700.0	696.5	700.0	736.8	Level 2
6.25% Notes due 2021	—	—	400.0	410.0	Level 2

Long-Lived Assets   During the nine months ended September 30, 2018, we recorded asset impairment charges as a result of restructuring actions initiated during this period. See Note 3 - Restructuring and Acquisition-Related Costs for further detail.

The following table summarizes the impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value at Measurement Date	Asset Impairment for the Nine Months Ended September 30, 2018
	(in millions)

Property, plant and equipment, net	$—	$25.7
Other assets and deferred charges	—	0.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	DERIVATIVES

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

Currency derivative contracts  From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in exchange rates relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan, Polish Zloty and Indian Rupee.  As of September 30, 2018, we have currency forward contracts outstanding with a notional amount of $199.2 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2021 and other items into the first quarter of 2019.

Variable-to-fixed interest rate swap In 2017, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the second quarter of 2018, we discontinued this variable-to-fixed interest rate swap, which was in an asset position of $5.6 million on the date that it was discontinued.

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

The following table summarizes the reclassification of derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Gain Expected
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement	to be Reclassified
	Reclassified into	September 30,		September 30,		Line Item	During the
	Net Income	2018	2017	2018	2017	2018	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(0.9)	$(0.7)	$(3.7)	$(4.6)	$4,661.2	$2.9
Variable-to-fixed interest rate swap	Interest Expense	0.8	—	2.1	—	162.5	4.3

See Note 14 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2018 and 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During				Total of Financial
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement Line
	Recognized in	September 30,		September 30,		Item
	Net Income	2018	2017	2018	2017	2018
		(in millions)

Currency forward contracts	Cost of Goods Sold	$2.3	$0.4	$2.8	$6.1	$4,661.2
Currency forward contracts	Other Income (Expense), net	(0.5)	—	1.3	—	(4.6)
Currency option contracts	Cost of Goods Sold	—	0.3	—	1.4	4,661.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	EMPLOYEE BENEFIT PLANS

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

Upon adoption of this guidance, we now include the components of net benefit cost other than service cost in Other income (expense) in our Condensed Consolidated Statements of Income. We have not retrospectively restated the Condensed Consolidated Statements of Income for the three or nine months ended September 30, 2017 as the total of the components of net benefit cost other than service cost were immaterial for these periods. For the three and nine months ended September 30, 2018, the total of the components of net benefit cost other than service cost included in Other income (expense) was expense of $0.3 million and $0.8 million respectively, which excludes the curtailment shown in the table below. This curtailment was associated with a recent restructuring of certain benefit plans as a result of our integration of MPG and has been presented in the Restructuring and acquisition-related costs line item in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2018.

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)

Service cost	$1.1	$0.7	$3.2	$2.6
Interest cost	6.9	7.2	20.6	21.4
Expected asset return	(11.4)	(11.1)	(34.4)	(32.7)
Amortized loss	2.2	1.9	6.6	5.4
Amortized prior service cost (credit)	—	(0.1)	0.1	(0.1)
Curtailment	—	—	3.2	—
Settlement	—	2.9	—	2.9
Net periodic benefit cost (credit)	$(1.2)	$1.5	$(0.7)	$(0.5)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	3.1	3.3	9.3	9.9
Amortized loss	0.2	0.2	0.6	0.5
Amortized prior service credit	(0.7)	(0.8)	(2.0)	(2.1)
Net periodic benefit cost	$2.7	$2.8	$8.2	$8.6

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, we have a noncurrent pension liability of $110.7 million and $134.7 million, respectively. In the first nine months of 2018, our AAM Supplemental Executive Retirement Plan (SERP) was amended and restated to freeze

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

further benefit accruals and the vesting of benefits, as well as new eligibility to participate in the SERP. As a result, we recorded a reduction of our noncurrent pension liability, as well as a reduction of the accumulated other comprehensive loss associated with the SERP, of $11.6 million in the first nine months of 2018.

As of September 30, 2018 and December 31, 2017, we have a noncurrent other postretirement benefits liability of $578.8 million and $583.0 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)

Beginning balance	$58.4	$47.9	$49.5	$42.9
Accruals	4.4	4.4	14.9	14.0
Payments	(2.2)	(2.1)	(3.3)	(4.5)
Adjustment to prior period accruals	5.1	(3.7)	4.9	(6.3)
Foreign currency translation	(0.2)	0.2	(0.5)	0.6
Ending balance	$65.5	$46.7	$65.5	$46.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	INCOME TAXES

Tax Provision for the Three and Nine Months Ended September 30, 2018 and 2017

We adjust our effective tax rate each quarter based on our estimated annual effective tax rate. We also record the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Income tax expense was $11.5 million for the three months ended September 30, 2018, an effective income tax rate of 15.2%, as compared to $5.7 million for the three months ended September 30, 2017, an effective income tax rate of 6.2%.  Income tax expense was $31.4 million for the nine months ended September 30, 2018, an effective income tax rate of 9.3%, as compared to $15.6 million for the nine months ended September 30, 2017, an effective income tax rate of 6.3%. The current year income tax expense for both the three and nine month periods ended September 30, 2018 reflect the reduction in the U.S. statutory tax rate and other U.S. tax law changes as a result of the 2017 Act (defined below).

Our effective income tax rate for the three months ended September 30, 2018, is higher than our effective income tax rate for the three months ended September 30, 2017, as a result of a decrease in the proportionate share of income from lower tax rate jurisdictions, as well as an income tax benefit recorded in the third quarter of 2017 related to the re-evaluation of certain valuation allowance positions subsequent to the acquisition of MPG.

Our effective income tax rate for the nine months ended September 30, 2018, is higher than our effective income tax rate for the nine months ended September 30, 2017, for the reasons stated above related to the three month period ended September 30, 2018, as well as a discrete tax expense related to the sale of the aftermarket business associated with our Powertrain segment. This was partially offset by a $20.0 million discrete tax benefit associated with the reduction of our liability for unrecognized tax benefits as described below.

For the three and nine months ended September 30, 2018 and 2017, our effective income tax rates vary from the U.S. federal statutory rates of 21% and 35%, respectively, primarily due to favorable foreign tax rates, and tax credits, as well as the effect of the items noted above.

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. Based on the protocol of finalizing audits and advance pricing agreements with the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of September 30, 2018 and December 31, 2017, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $36.3 million and $55.2 million, respectively.

In the first nine months of 2018, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a reduction of our liability for unrecognized tax benefits and related interest and penalties of $20.0 million. During the next 12 months, we may finalize another advance pricing agreement in a foreign jurisdiction, which could result in a cash payment to the relevant tax authorities and a reduction of our liability for unrecognized tax benefits and related interest and penalties. We do not expect any potential settlement to be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of current and future audits and other communications with tax authorities and will adjust our estimated liability as necessary.

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

As of December 31, 2017, we had not yet completed our accounting for the tax effects of the 2017 Act. In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The guidance provides for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the 2017 Act. We expect to finalize the provisional amounts in the fourth quarter of 2018.

As of September 30, 2018, we estimated our annual effective tax rate for the full year 2018. We will continue to examine the potential impact of certain provisions of the 2017 Act that could affect our 2018 effective tax rate, including the provisions related to global intangible low-taxed income (GILTI), foreign derived intangible income (FDII), and the base erosion and anti-abuse tax (BEAT). We continue to evaluate the GILTI tax rules and have not yet adopted our policy to account for the related impacts.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$63.8	$86.2	$304.3	$230.8
Less: Net income attributable to participating securities	(2.0)	(1.9)	(8.9)	(5.1)
Net income attributable to common shareholders - Basic and Dilutive	$61.8	$84.3	$295.4	$225.7

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	115.3	113.9	115.0	101.5
Less: Participating securities	(3.6)	(2.6)	(3.4)	(2.3)
Weighted-average common shares outstanding	111.7	111.3	111.6	99.2

Effect of dilutive securities -
Dilutive stock-based compensation	1.0	0.4	0.7	0.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	112.7	111.7	112.3	99.6

Basic EPS	$0.55	$0.76	$2.65	$2.28

Diluted EPS	$0.55	$0.75	$2.63	$2.27

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2018 and September 30, 2017 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at June 30, 2018	$(238.5)		$(77.2)	$0.6		$(315.1)

Other comprehensive income (loss) before reclassifications	—		(11.9)	12.8		0.9

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(0.7)		(0.7)

Amounts reclassified from accumulated other comprehensive income (loss)	1.3	(a)	—	0.1	(b)	1.4

Income taxes reclassified into net income	(0.3)		—	0.2		(0.1)

Net current period other comprehensive income (loss)	1.0		(11.9)	12.4		1.5

Balance at September 30, 2018	$(237.5)		$(89.1)	$13.0		$(313.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at June 30, 2017	$(242.9)		$(85.9)	$(3.3)		$(332.1)

Other comprehensive income before reclassifications	—		42.8	0.4		43.2

Income tax effect of other comprehensive income before reclassifications	—		—	—		—

Amounts reclassified from accumulated other comprehensive loss	4.1	(a)	—	0.7	(b)	4.8

Income taxes reclassified into net income	(1.0)		—	—		(1.0)

Net current period other comprehensive income	3.1		42.8	1.1		47.0

Balance at September 30, 2017	$(239.8)		$(43.1)	$(2.2)		$(285.1)

(a)
The amount reclassified from AOCI included $1.5 million in cost of goods sold (COGS) and $(0.1) million in selling, general & administrative expenses (SG&A) for the three months ended September 30, 2018 and $4.2 million in COGS and $(0.1) million in SG&A for the three months ended September 30, 2017.

(b)
The amounts reclassified from AOCI included $0.9 million in COGS and $(0.8) million in interest expense for the three months ended September 30, 2018 and $0.7 million in COGS for the three months ended September 30, 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2018 and September 30, 2017 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2017	$(252.0)		$(34.1)	$(6.6)		$(292.7)

Other comprehensive income (loss) before reclassifications	14.7		(55.2)	19.7		(20.8)

Income tax effect of other comprehensive income (loss) before reclassifications	(3.6)		—	(2.2)		(5.8)

Amounts reclassified from accumulated other comprehensive loss	4.6	(a)	0.2	1.6	(b)	6.4

Income taxes reclassified into net income	(1.2)		—	0.5		(0.7)

Net current period other comprehensive income (loss)	14.5		(55.0)	19.6		(20.9)

Balance at September 30, 2018	$(237.5)		$(89.1)	$13.0		$(313.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at December 31, 2016	$(243.5)		$(122.4)	$(23.7)		$(389.6)

Other comprehensive income (loss) before reclassifications	(1.7)		79.3	16.2		93.8

Income tax effect of other comprehensive income before reclassifications	0.6		—	0.7		1.3

Amounts reclassified from accumulated other comprehensive loss	6.6	(a)	—	4.6	(b)	11.2

Income taxes reclassified into net income	(1.8)		—	—		(1.8)

Net current period other comprehensive income	3.7		79.3	21.5		104.5

Balance at September 30, 2017	$(239.8)		$(43.1)	$(2.2)		$(285.1)

(a)
The amount reclassified from AOCI included $4.5 million in cost of goods sold (COGS) and $0.1 million in selling, general & administrative expenses (SG&A) for the nine months ended September 30, 2018 and $7.0 million in COGS and $(0.4) million in SG&A for the nine months ended September 30, 2017.

(b)
The amounts reclassified from AOCI included $3.7 million in COGS and $(2.1) million in interest expense for the nine months ended September 30, 2018 and $4.6 million in COGS for the nine months ended September 30, 2017.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain on the sale of a business, and non-recurring items. The following tables represent information by reportable segment for the three months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30, 2018
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$1,068.0	$382.2	$285.4	$219.1	$1,954.7
Less: intersegment sales	0.3	108.8	3.3	25.3	137.7
Net external sales	$1,067.7	$273.4	$282.1	$193.8	$1,817.0

Segment Adjusted EBITDA	$159.3	$66.9	$34.3	$14.5	$275.0
	Three Months Ended September 30, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$1,007.9	$368.2	$260.9	$226.6	$1,863.6
Less: intersegment sales	0.2	106.8	3.8	28.4	139.2
Net external sales	$1,007.7	$261.4	$257.1	$198.2	$1,724.4

Segment Adjusted EBITDA	$181.5	$70.7	$36.8	$8.8	$297.8

The following tables represent information by reportable segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$3,258.8	$1,176.3	$865.6	$701.3	$6,002.0
Less: intersegment sales	0.7	324.0	12.9	88.1	425.7
Net external sales	$3,258.1	$852.3	$852.7	$613.2	$5,576.3

Segment Adjusted EBITDA	$514.2	$231.3	$131.4	$63.0	$939.9
	Nine Months Ended September 30, 2017
	Driveline	Metal Forming	Powertrain	Casting	Total
Sales	$3,028.7	$887.5	$544.5	$452.2	$4,912.9
Less: intersegment sales	1.1	315.1	6.0	58.6	380.8
Net external sales	$3,027.6	$572.4	$538.5	$393.6	$4,532.1

Segment Adjusted EBITDA	$513.7	$170.5	$88.7	$34.3	$807.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income before income taxes for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Segment Adjusted EBITDA	$275.0	$297.8	$939.9	$807.2
Interest expense	(54.9)	(57.5)	(162.5)	(139.9)
Depreciation and amortization	(132.9)	(122.6)	(390.9)	(303.4)
Restructuring and acquisition-related costs	(11.7)	(22.8)	(66.8)	(90.5)
Pension settlement	—	(2.9)	—	(2.9)
Gain on sale of business	—	—	15.5	—
Gain on settlement of capital lease	—	—	15.6	—
Acquisition-related fair value inventory adjustment	—	—	—	(24.9)
Impact of change in accounting principle	—	—	—	3.7
Debt refinancing and redemption costs	—	—	(14.6)	(2.7)
Income before income taxes	$75.5	$92.0	$336.2	$246.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Income
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net sales
External	$—	$247.1	$544.3	$1,025.6	$—	$1,817.0
Intercompany	—	0.7	75.6	10.8	(87.1)	—
Total net sales	—	247.8	619.9	1,036.4	(87.1)	1,817.0
Cost of goods sold	—	220.6	594.2	821.9	(87.1)	1,549.6
Gross profit	—	27.2	25.7	214.5	—	267.4
Selling, general and administrative expenses	—	63.4	19.6	13.3	—	96.3
Amortization of intangible assets	—	1.0	22.9	0.9	—	24.8
Restructuring and acquisition-related costs	—	5.0	3.9	2.8	—	11.7
Operating income (loss)	—	(42.2)	(20.7)	197.5	—	134.6
Non-operating income (expense), net	—	(60.0)	2.8	(1.9)	—	(59.1)
Income (loss) before income taxes	—	(102.2)	(17.9)	195.6	—	75.5
Income tax expense (benefit)	—	(1.0)	0.1	12.4	—	11.5
Earnings from equity in subsidiaries	63.8	68.1	33.8	—	(165.7)	—
Net income (loss) before royalties	63.8	(33.1)	15.8	183.2	(165.7)	64.0
Royalties	—	87.6	0.7	(88.3)	—	—
Net income after royalties	63.8	54.5	16.5	94.9	(165.7)	64.0
Net income attributable to noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Net income attributable to AAM	$63.8	$54.5	$16.5	$94.7	$(165.7)	$63.8
Other comprehensive income (loss), net of tax	1.5	1.0	(10.3)	—	9.3	1.5
Comprehensive income attributable to AAM	$65.3	$55.5	$6.2	$94.7	$(156.4)	$65.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net sales
External	$—	$250.0	$529.0	$945.4	$—	$1,724.4
Intercompany	—	0.2	80.0	7.0	(87.2)	—
Total net sales	—	250.2	609.0	952.4	(87.2)	1,724.4
Cost of goods sold	—	229.6	546.3	738.0	(87.2)	1,426.7
Gross profit	—	20.6	62.7	214.4	—	297.7
Selling, general and administrative expenses	—	57.8	24.7	19.8	—	102.3
Amortization of intangible assets	—	1.5	22.3	0.6	—	24.4
Restructuring and acquisition-related costs	—	21.6	—	1.2	—	22.8
Operating income (loss)	—	(60.3)	15.7	192.8	—	148.2
Non-operating income (expense), net	—	(60.8)	5.5	(0.9)	—	(56.2)
Income (loss) before income taxes	—	(121.1)	21.2	191.9	—	92.0
Income tax expense (benefit)	—	(29.0)	17.8	16.9	—	5.7
Earnings from equity in subsidiaries	86.2	29.9	25.5	—	(141.6)	—
Net income (loss) before royalties	86.2	(62.2)	28.9	175.0	(141.6)	86.3
Royalties	—	84.9	1.3	(86.2)	—	—
Net income after royalties	86.2	22.7	30.2	88.8	(141.6)	86.3
Net income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income attributable to AAM	$86.2	$22.7	$30.2	$88.7	$(141.6)	$86.2
Other comprehensive income, net of tax	47.0	16.7	42.6	51.3	(110.6)	47.0
Comprehensive income attributable to AAM	$133.2	$39.4	$72.8	$140.0	$(252.2)	$133.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net sales
External	$—	$851.4	$1,699.2	$3,025.7	$—	$5,576.3
Intercompany	—	4.0	231.6	31.1	(266.7)	—
Total net sales	—	855.4	1,930.8	3,056.8	(266.7)	5,576.3
Cost of goods sold	—	804.5	1,713.3	2,410.1	(266.7)	4,661.2
Gross profit	—	50.9	217.5	646.7	—	915.1
Selling, general and administrative expenses	—	183.4	61.4	43.8	—	288.6
Amortization of intangible assets	—	3.9	68.0	2.6	—	74.5
Restructuring and acquisition-related costs	—	31.1	31.8	3.9	—	66.8
Gain on sale of business	—	—	(15.5)	—	—	(15.5)
Operating income (loss)	—	(167.5)	71.8	596.4	—	500.7
Non-operating income (expense), net	—	(193.8)	11.0	18.3	—	(164.5)
Income (loss) before income taxes	—	(361.3)	82.8	614.7	—	336.2
Income tax expense	—	8.1	0.6	22.7	—	31.4
Earnings from equity in subsidiaries	304.3	241.6	141.6	—	(687.5)	—
Net income (loss) before royalties	304.3	(127.8)	223.8	592.0	(687.5)	304.8
Royalties	—	256.8	2.6	(259.4)	—	—
Net income after royalties	304.3	129.0	226.4	332.6	(687.5)	304.8
Net income attributable to noncontrolling interests	—	—	—	(0.5)	—	(0.5)
Net income attributable to AAM	$304.3	$129.0	$226.4	$332.1	$(687.5)	$304.3
Other comprehensive loss, net of tax	(20.9)	(2.6)	(50.5)	(37.3)	90.4	(20.9)
Comprehensive income attributable to AAM	$283.4	$126.4	$175.9	$294.8	$(597.1)	$283.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net sales
External	$—	$806.9	$1,139.8	$2,585.4	$—	$4,532.1
Intercompany	—	2.4	214.7	19.9	(237.0)	—
Total net sales	—	809.3	1,354.5	2,605.3	(237.0)	4,532.1
Cost of goods sold	—	752.2	1,188.0	2,004.1	(237.0)	3,707.3
Gross profit	—	57.1	166.5	601.2	—	824.8
Selling, general and administrative expenses	—	196.0	45.7	47.4	—	289.1
Amortization of intangible assets	—	4.3	45.0	1.5	—	50.8
Restructuring and acquisition-related costs	—	87.0	—	3.5	—	90.5
Operating income (loss)	—	(230.2)	75.8	548.8	—	394.4
Non-operating income (expense), net	—	(148.7)	14.9	(14.0)	—	(147.8)
Income (loss) before income taxes	—	(378.9)	90.7	534.8	—	246.6
Income tax expense (benefit)	—	(62.2)	42.0	35.8	—	15.6
Earnings from equity in subsidiaries	230.8	202.9	41.4	—	(475.1)	—
Net income (loss) before royalties	230.8	(113.8)	90.1	499.0	(475.1)	231.0
Royalties	—	253.6	2.6	(256.2)	—	—
Net income after royalties	230.8	139.8	92.7	242.8	(475.1)	231.0
Net income attributable to noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Net income attributable to AAM	$230.8	$139.8	$92.7	$242.6	$(475.1)	$230.8
Other comprehensive income, net of tax	104.5	55.3	74.7	94.8	(224.8)	104.5
Comprehensive income attributable to AAM	$335.3	$195.1	$167.4	$337.4	$(699.9)	$335.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2018
Assets
Current assets
Cash and cash equivalents	$—	$129.2	$0.2	$310.0	$—	$439.4
Accounts receivable, net	—	174.4	351.8	745.6	—	1,271.8
Intercompany receivables	—	2,986.5	1,876.2	90.1	(4,952.8)	—
Inventories, net	—	40.6	150.1	252.9	—	443.6
Prepaid expenses and other	—	39.4	5.9	98.3	—	143.6
Total current assets	—	3,370.1	2,384.2	1,496.9	(4,952.8)	2,298.4
Property, plant and equipment, net	—	278.0	752.5	1,437.4	—	2,467.9
Goodwill	—	—	1,204.5	428.5	—	1,633.0
Intangible assets, net	—	18.6	1,083.7	32.9	—	1,135.2
Intercompany notes and accounts receivable	—	1,320.5	142.9	—	(1,463.4)	—
Other assets and deferred charges	—	339.3	119.5	252.8	—	711.6
Investment in subsidiaries	3,143.5	2,236.3	1,711.5	—	(7,091.3)	—
Total assets	$3,143.5	$7,562.8	$7,398.8	$3,648.5	$(13,507.5)	$8,246.1
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$16.5	$—	$16.5
Accounts payable	—	147.1	252.7	546.6	—	946.4
Intercompany payables	—	1,716.8	3,162.0	74.0	(4,952.8)	—
Accrued expenses and other	—	173.3	45.8	232.1	—	451.2
Total current liabilities	—	2,037.2	3,460.5	869.2	(4,952.8)	1,414.1
Intercompany notes and accounts payable	1,304.9	56.1	—	102.4	(1,463.4)	—
Long-term debt, net	—	3,775.2	3.2	95.9	—	3,874.3
Other long-term liabilities	—	549.8	332.2	237.0	—	1,119.0
Total liabilities	1,304.9	6,418.3	3,795.9	1,304.5	(6,416.2)	6,407.4
Total AAM Stockholders’ equity	1,836.5	1,144.5	3,602.9	2,341.9	(7,089.2)	1,836.6
Noncontrolling interests in subsidiaries	2.1	—	—	2.1	(2.1)	2.1
Total stockholders’ equity	1,838.6	1,144.5	3,602.9	2,344.0	(7,091.3)	1,838.7
Total liabilities and stockholders’ equity	$3,143.5	$7,562.8	$7,398.8	$3,648.5	$(13,507.5)	$8,246.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2017
Assets
Current assets
Cash and cash equivalents	$—	$91.9	$0.1	$284.8	$—	$376.8
Accounts receivable, net	—	138.9	287.9	609.1	—	1,035.9
Intercompany receivables	—	3,475.2	479.9	7.5	(3,962.6)	—
Inventories, net	—	37.2	147.4	207.4	—	392.0
Prepaid expenses and other	—	40.4	9.9	90.0	—	140.3
Total current assets	—	3,783.6	925.2	1,198.8	(3,962.6)	1,945.0
Property, plant and equipment, net	—	250.9	786.8	1,365.2	—	2,402.9
Goodwill	—	—	1,218.4	435.9	—	1,654.3
Intangible assets, net	—	21.0	1,155.6	35.9	—	1,212.5
Intercompany notes and accounts receivable	11.7	—	243.5	—	(255.2)	—
Other assets and deferred charges	—	349.1	122.8	196.2	—	668.1
Investment in subsidiaries	2,841.3	1,955.2	1,280.1	—	(6,076.6)	—
Total assets	$2,853.0	$6,359.8	$5,732.4	$3,232.0	$(10,294.4)	$7,882.8
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$5.9	$—	$5.9
Accounts payable	—	139.0	204.6	455.4	—	799.0
Intercompany payables	1,313.0	563.7	2,017.7	68.2	(3,962.6)	—
Accrued expenses and other	—	181.6	52.4	177.5	—	411.5
Total current liabilities	1,313.0	884.3	2,274.7	707.0	(3,962.6)	1,216.4
Intercompany notes and accounts payable	—	11.7	—	243.5	(255.2)	—
Long-term debt, net	—	3,894.6	4.4	70.3	—	3,969.3
Other long-term liabilities	—	639.1	333.2	184.8	—	1,157.1
Total liabilities	1,313.0	5,429.7	2,612.3	1,205.6	(4,217.8)	6,342.8
Total AAM Stockholders’ equity	1,536.0	930.1	3,120.1	2,022.4	(6,072.6)	1,536.0
Noncontrolling interests in subsidiaries	4.0	—	—	4.0	(4.0)	4.0
Total stockholders’ equity	1,540.0	930.1	3,120.1	2,026.4	(6,076.6)	1,540.0
Total liabilities and stockholders’ equity	$2,853.0	$6,359.8	$5,732.4	$3,232.0	$(10,294.4)	$7,882.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net cash provided by operating activities	$—	$240.0	$103.0	$170.2	$—	$513.2
Investing activities
Purchases of property, plant and equipment	—	(51.8)	(121.2)	(218.8)	—	(391.8)
Proceeds from sale of property, plant and equipment	—	—	2.7	0.5	—	3.2
Purchase buyouts of leased equipment	—	—	(0.5)	—	—	(0.5)
Proceeds from sale of business, net	—	—	42.7	4.4	—	47.1
Acquisition of business, net of cash acquired	—	—	—	(1.3)	—	(1.3)
Intercompany activity	—	—	(43.8)	43.8	—	—
Net cash used in investing activities	—	(51.8)	(120.1)	(171.4)	—	(343.3)
Financing activities
Net debt activity	—	(140.3)	(0.6)	54.2	—	(86.7)
Debt issuance costs	—	(6.9)	—	—	—	(6.9)
Purchase of treasury stock	(3.7)	—	—	—	—	(3.7)
Purchase of noncontrolling interest	—	—	(2.2)	—	—	(2.2)
Intercompany activity	3.7	(3.7)	22.5	(22.5)	—	—
Net cash provided by (used in) financing activities	—	(150.9)	19.7	31.7	—	(99.5)
Effect of exchange rate changes on cash	—	—	—	(5.3)	—	(5.3)
Net increase in cash, cash equivalents and restricted cash	—	37.3	2.6	25.2	—	65.1
Cash, cash equivalents and restricted cash at beginning of period	—	91.9	0.1	284.8	—	376.8
Cash, cash equivalents and restricted cash at end of period	$—	$129.2	$2.7	$310.0	$—	$441.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2017
Net cash provided by operating activities	$—	$276.4	$9.0	$135.3	$—	$420.7
Investing activities
Purchases of property, plant and equipment	—	(43.1)	(73.3)	(162.3)	—	(278.7)
Proceeds from sale of property, plant and equipment	—	0.3	0.3	1.1	—	1.7
Purchase buyouts of leased equipment	—	(12.6)	—	—	—	(12.6)
Proceeds from sale of business, net	—	7.5	(1.6)	—	—	5.9
Acquisition of business, net of cash acquired	—	(953.5)	64.6	(6.6)	—	(895.5)
Net cash used in investing activities	—	(1,001.4)	(10.0)	(167.8)	—	(1,179.2)
Financing activities
Net debt activity	—	926.1	(0.5)	(12.1)	—	913.5
Debt issuance costs	—	(90.8)	—	—	—	(90.8)
Employee stock option exercises	—	0.9	—	—	—	0.9
Purchase of treasury stock	(7.0)	—	—	—	—	(7.0)
Intercompany activity	7.0	(7.0)	—	—	—	—
Net cash provided by (used in) financing activities	—	829.2	(0.5)	(12.1)	—	816.6
Effect of exchange rate changes on cash	—	—	—	10.3	—	10.3
Net increase (decrease) in cash, cash equivalents and restricted cash	—	104.2	(1.5)	(34.3)	—	68.4
Cash, cash equivalents and restricted cash at beginning of period	—	84.3	1.6	395.3	—	481.2
Cash, cash equivalents and restricted cash at end of period	$—	$188.5	$0.1	$361.0	$—	$549.6

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

COMPANY OVERVIEW

We are a global Tier 1 supplier to the automotive, commercial and industrial markets. We design, engineer, validate and manufacture driveline, metal forming, powertrain and casting products, employing over 25,000 associates, operating at nearly 90 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on delivering operational excellence, technology leadership and quality.

We are the principal supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming, Powertrain and Casting segments. Sales to GM were approximately 41% of our consolidated net sales in the first nine months of 2018, 49% of our consolidated net sales in the first nine months of 2017 and 47% of our consolidated net sales for the full year of 2017.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from each of our Metal Forming, Powertrain and Casting segments. Sales to FCA were approximately 13% of our consolidated net sales in the first nine months of 2018, and 14% of our consolidated net sales in the first nine months of 2017 and for the full year of 2017.

In addition to GM and FCA, we are a supplier to several major automotive Original Equipment Manufacturers (OEMs) and Tier 1 suppliers, as well as to customers in the commercial and industrial markets. Our consolidated net sales to customers other than GM increased to $3,275.7 million in the first nine months of 2018 as compared to $2,327.5 million in the first nine months of 2017. This increase is primarily attributable to our acquisition of MPG, which occurred in the second quarter of 2017.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Net Sales  Net sales increased to $1,817.0 million in the third quarter of 2018 as compared to $1,724.4 million in the third quarter of 2017.  Our sales in the third quarter of 2018, as compared to the third quarter of 2017, reflect an increase in production volumes related to crossover vehicles and increased production volumes from program launches associated with our new business backlog, partially offset by a reduction in production volumes for the North American light truck and SUV programs we currently support in preparation for program changeovers to occur in 2018. Net sales were also impacted by an increase of approximately $13 million related to metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold Cost of goods sold was $1,549.6 million in the third quarter of 2018 as compared to $1,426.7 million in the third quarter of 2017. The change in cost of goods sold principally reflects the impact of increased sales, as well as an increase of approximately $13 million related to metal market pass-through costs and the impact of foreign exchange. The change in cost of goods sold also reflects increased material and freight costs, as well as costs associated with increased levels of global launch activity in the three months ended September 30, 2018. For the three months ended September 30, 2018, material costs were approximately 58% of total costs of goods sold as compared to approximately 60% for the three months ended September 30, 2017.

Gross Profit   Gross profit was $267.4 million in the third quarter of 2018 as compared to $297.7 million in the third quarter of 2017.  Gross margin was 14.7% in the third quarter of 2018 as compared to 17.3% in the third quarter of 2017.  Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $96.3 million or 5.3% of net sales in the third quarter of 2018 as compared to $102.3 million or 5.9% of net sales in the third quarter of 2017.  R&D spending was approximately $37.7 million in the third quarter of 2018 as compared to $41.0 million in the third quarter of 2017. The change in SG&A in the third quarter of 2018, as compared to the third quarter of 2017, primarily reflects lower R&D spending and the positive impact of achieving synergies associated with the acquisition of MPG.

Amortization of Intangible Assets As a result of the USM Mexico acquisition on March 1, 2017 and the MPG acquisition on April 6, 2017, we recognized $1,254.8 million of intangible assets. Amortization expense related to intangible assets was $24.8 million and $24.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $11.7 million in the third quarter of 2018 as compared to $22.8 million in the third quarter of 2017. As part of our restructuring actions, we incurred severance charges of approximately $0.3 million, as well as implementation costs, including professional expenses, of approximately $3.3 million during the three months ended September 30, 2018. This compares to severance charges of $0.2 million and implementation charges of $6.5 million for the three months ended September 30, 2017.

In the three months ended September 30, 2018, we initiated actions to exit operations at a manufacturing facility in our Driveline segment. As a result of these actions, we were required to assess the associated long-lived assets for impairment. Based on our analysis, assets that were not to be redeployed to other AAM facilities were determined to be fully impaired resulting in a charge of $2.7 million for the three months ended September 30, 2018.

In 2017, we completed the acquisitions of MPG and USM Mexico. During the three months ended September 30, 2018, we incurred $0.1 million of acquisition-related costs and $5.3 million of integration expenses associated with these acquisitions. This compares to $1.0 million of acquisition-related costs, $1.4 million of acquisition-related severance charges and $13.7 million of integration expenses related to these acquisitions during the three months ended September 30, 2017.

Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions.

Operating Income  Operating income was $134.6 million in the third quarter of 2018 as compared to $148.2 million in the third quarter of 2017.  Operating margin was 7.4% in the third quarter of 2018 as compared to 8.6% in the third quarter of 2017.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Investment Income  Interest expense was $54.9 million in the third quarter of 2018 as compared to $57.5 million in the third quarter of 2017.  Investment income was $0.6 million in the third quarter of 2018 as compared to $0.8 million in the third quarter of 2017.

The weighted-average interest rate of our long-term debt outstanding was 5.9% in the third quarter of 2018 and 5.6% in the third quarter of 2017.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was expense of $4.8 million in the third quarter of 2018 as compared to income of $0.5 million in the third quarter of 2017.

Income Tax Expense  Income tax expense was $11.5 million for the three months ended September 30, 2018 as compared to $5.7 million for the three months ended September 30, 2017.  Our effective income tax rate was 15.2% in the third quarter of 2018 as compared to 6.2% in the third quarter of 2017.

Our effective income tax rate for the three months ended September 30, 2018 is higher than our effective income tax rate for the three months ended September 30, 2017 as a result of a decrease in the proportionate share of income from lower tax rate jurisdictions, as well as an income tax benefit recorded in the third quarter of 2017 related to the re-evaluation of certain valuation allowance positions subsequent to the acquisition of MPG. These factors also impacted our effective income tax rate for the three months ended September 30, 2018 as compared to the U.S. statutory rate.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM was $63.8 million in the third quarter of 2018 as compared to $86.2 million in the third quarter of 2017. Diluted EPS was $0.55 per share in the third quarter of 2018 as compared to $0.75 per share in the third quarter of 2017.

Net income attributable to AAM and EPS for the third quarters of 2018 and 2017 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Restructuring and Acquisition-Related Costs, and Income Tax Expense above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Net Sales  Net sales increased to $5,576.3 million in the first nine months of 2018 as compared to $4,532.1 million in the first nine months of 2017.  Our sales in the first nine months of 2018, as compared to the first nine months of 2017, reflect an increase in production volumes related to crossover vehicles and increased production volumes from program launches associated with our new business backlog, partially offset by a reduction in production volumes for the North American light truck and SUV programs we currently support in preparation for program changeovers in 2018. Net sales were also impacted by an increase of approximately $78 million related to metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, as well as approximately $738 million related to the inclusion of nine months of MPG sales in 2018, as compared to six months of MPG sales in 2017, as the acquisition was completed in April 2017.

Cost of Goods Sold Cost of goods sold was $4,661.2 million in the first nine months of 2018 as compared to $3,707.3 million in the first nine months of 2017. The change in cost of goods sold principally reflects the impact of increased sales, as well as an increase in project expense and costs associated with increased levels of global launch activity in 2018. Cost of goods sold was also impacted by an increase of approximately $78 million related to metal market pass-through costs and the impact of foreign exchange, as well as an increase of approximately $639 million attributable to the inclusion of nine months of MPG cost of goods sold in 2018, as compared to six months of MPG cost of goods sold in 2017.

For the nine months ended September 30, 2018, material costs were approximately 59% of total costs of goods sold as compared to approximately 63% for the nine months ended September 30, 2017.

Gross Profit  Gross profit increased to $915.1 million in the first nine months of 2018 as compared to $824.8 million in the first nine months of 2017. Gross margin was 16.4% in the first nine months of 2018 as compared to 18.2% in the first nine months of 2017. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $288.6 million or 5.2% of net sales in the first nine months of 2018 as compared to $289.1 million or 6.4% of net sales in the first nine months of 2017.  R&D spending was approximately $110.3 million in the first nine months of 2018 as compared to $123.0 million in the first nine months of 2017. The change in SG&A in the first nine months of 2018, as compared to the first nine months of 2017, reflects approximately $25 million associated with the inclusion of nine months of MPG SG&A in 2018 as compared to six months of MPG SG&A in 2017, which was offset by lower R&D spending and the achievement of synergies as a result of the acquisition of MPG.

Amortization of Intangible Assets As a result of the USM Mexico acquisition on March 1, 2017 and the MPG acquisition on April 6, 2017, we recognized $1,254.8 million of intangible assets. Amortization expense related to intangible assets for the nine months ended September 30, 2018 was $74.5 million as compared to $50.8 million for the nine months ended September 30, 2017. The increase in amortization expense was attributable to the impact of nine months of amortization on the MPG intangibles in 2018 as compared to six months of amortization in 2017.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $66.8 million for the nine months ended September 30, 2018, as compared to $90.5 million for the nine months ended September 30, 2017. As part of our restructuring actions, we incurred severance charges of approximately $2.3 million and $1.7 million, as well as implementation costs, including professional expenses, of approximately $8.8 million and $13.5 million, during the nine months ended September 30, 2018 and 2017, respectively. We expect to incur up to $45 million of total restructuring charges in 2018. The increase in estimated restructuring charges, which was previously disclosed as a range of $10 to $20 million for the full year 2018, is the result of the non-cash impairment charges described below.

In the first nine months of 2018, we initiated actions to exit operations at manufacturing facilities in our Driveline, Metal Forming and Powertrain segments. As a result of these actions, we were required to assess the associated long-lived assets for impairment. Based on our analysis, assets that were not to be redeployed to other AAM facilities were determined to be fully impaired resulting in a charge of $26.6 million for the nine months ended September 30, 2018.
In 2017, we completed the acquisitions of MPG and USM Mexico. During the nine months ended September 30, 2018, we incurred $1.2 million of acquisition-related costs and $27.9 million of integration expenses associated with these acquisitions. This compares to $40.7 million of acquisition-related costs, acquisition-related severance charges of $5.6 million and $29.0 million of integration expenses related to these acquisitions during the nine months ended September 30, 2017.

Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Also included in acquisition-related costs for the nine months ended September 30, 2017 was a one-time charge of approximately $20 million for MPG stock-based compensation that was accelerated and settled as a result of the acquisition. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions. We expect to incur additional acquisition and integration charges of approximately $10 million throughout the remainder of 2018, primarily in conjunction with the integration of MPG.

Gain on Sale of Business In April 2018, we completed the sale of the aftermarket business associated with our Powertrain segment for approximately $50 million. As a result we recorded a $15.5 million pre-tax gain, which is disclosed in the Gain on sale of business line item of our Condensed Consolidated Statement of Income for the nine months ended September 30, 2018.

Operating Income  Operating income increased to $500.7 million in the first nine months of 2018 as compared to $394.4 million in the first nine months of 2017.  Operating margin increased to 9.0% in the first nine months of 2018 as compared to 8.7% in the first nine months of 2017.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets, Restructuring and Acquisition-Related Costs and Gain on Sale of Business above.

Interest Expense and Investment Income  Interest expense was $162.5 million in the first nine months of 2018 as compared to $139.9 million in the first nine months of 2017.   Investment income was $1.6 million in the first nine months of 2018 as compared to $2.2 million in the first nine months of 2017.

The change in interest expense for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is primarily attributable to additional interest expense incurred on borrowings outstanding under our Senior Secured Credit Facilities entered into in April 2017, as well as on $700.0 million in aggregate principal amount of 6.25% senior notes due 2025 and $500.0 million in aggregate principal amount of 6.50% senior notes due 2027, which were issued in March 2017.

We expect our interest expense to be $210 million to $220 million for the full year 2018. The weighted-average interest rate of our long-term debt outstanding was 5.8% for both the nine months ended September 30, 2018 and 2017.

Debt Refinancing and Redemption Costs In March 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we retired $383.1 million of the 6.25% Notes due 2021. We redeemed the remaining $16.9 million of the 6.25% Notes due 2021 during the second quarter of 2018. During the nine months ended September 30, 2018, we expensed $2.5 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $8.0 million in tender premiums.

In May 2018, we voluntarily redeemed a portion of our 6.625% Notes due 2022. This resulted in a principal payment of $100.0 million, and a payment of $0.8 million in accrued interest. During the nine months ended September 30, 2018, we expensed $0.8 million for the write-off of a portion of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $3.3 million for an early redemption premium.

Gain on Settlement of Capital Lease In the second quarter of 2018, we reached a settlement agreement related to a capital lease obligation that we had recognized as a result of the acquisition of MPG. This settlement resulted in a gain of $15.6 million, including accrued interest.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was expense of $4.6 million in the first nine months of 2018 as compared to expense of $7.4 million in the first nine months of 2017.

Income Tax Expense  Income tax expense was $31.4 million for the nine months ended September 30, 2018 as compared to $15.6 million for the nine months ended September 30, 2017.  Our effective income tax rate was 9.3% in the first nine months of 2018 as compared to 6.3% in the first nine months of 2017.

Our effective income tax rate for the nine months ended September 30, 2018 is higher than our effective income tax rate for the nine months ended September 30, 2017 as a result of a decrease in the proportionate share of income from lower tax rate jurisdictions and certain discrete items in both periods. During the nine months ended September 30, 2018, we recorded a discrete tax expense related to the sale of the aftermarket business associated with our Powertrain segment and a $20.0 million discrete tax benefit associated with finalizing an advance pricing agreement in a foreign jurisdiction. During the nine months ended September 30, 2017, we recorded an income tax benefit related to the re-evaluation of certain valuation allowance positions subsequent to the acquisition of MPG. These factors also impacted our effective income tax rate for the nine months ended September 30, 2018 as compared to the U.S. statutory rate.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM increased to $304.3 million in the first nine months of 2018 as compared to $230.8 million in the first nine months of 2017. Diluted EPS increased to $2.63 per share in the first nine months of 2018 as compared to $2.27 per share in the first nine months of 2017. Primarily as a result of the issuance of AAM common shares in conjunction with the acquisition of MPG, our EPS denominator increased by approximately 12 million shares in the first nine months of 2018 as compared to the first nine months of 2017.

Net income attributable to AAM and EPS for the first nine months of 2018 and 2017 were primarily impacted by the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets, Restructuring and Acquisition-Related Costs, Gain on Sale of Business, Debt Refinancing and Redemption Costs, Gain on Settlement of Capital Lease and Income Tax Expense above, as well as the impact of additional shares issued as a result of the acquisition of MPG.

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

The following table represents sales by reportable segment for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Driveline	$1,068.0	$1,007.9	$3,258.8	$3,028.7
Metal Forming	382.2	368.2	1,176.3	887.5
Powertrain	285.4	260.9	865.6	544.5
Casting	219.1	226.6	701.3	452.2
Eliminations	(137.7)	(139.2)	(425.7)	(380.8)
Net Sales	$1,817.0	$1,724.4	$5,576.3	$4,532.1

The increase in Driveline sales for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily reflect an increase in production volumes related to crossover vehicles and increased production volumes from program launches associated with our new business backlog, which was partially offset by a reduction in production volumes for the North American light truck and SUV programs we currently support in preparation for program changeovers in 2018. Net sales for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were also impacted by an increase related to metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments of approximately $33 million.

The increase in net sales in our Metal Forming segment in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, reflect an increase of approximately $10 million and $41 million, respectively, in metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. The increase for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is also attributable to the acquisition of MPG, which occurred in the second quarter of 2017.

The increase in net sales in our Powertrain segment in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily related to an increase in production volumes from program launches associated with our new business backlog. The increase for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily attributable to the acquisition of MPG, as AAM did not have Powertrain operations prior to the acquisition of MPG.

The change in net sales in our Casting segment in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, reflects reduced production volumes, partially offset by an increase of approximately $6 million in metal market pass-throughs to our customers. The increase for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, is primarily attributable to the acquisition of MPG, as AAM did not have Casting operations prior to the acquisition of MPG.

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

The amounts for Segment Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Driveline	$159.3	$181.5	$514.2	$513.7
Metal Forming	66.9	70.7	231.3	170.5
Powertrain	34.3	36.8	131.4	88.7
Casting	14.5	8.8	63.0	34.3
Total Segment adjusted EBITDA	$275.0	$297.8	$939.9	$807.2

For the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to increased material and freight costs, as well as costs associated with increased levels of global launch activity in 2018.

For the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, the increase in Segment Adjusted EBITDA for the Driveline Segment was primarily attributable to contribution margin on increased sales, as well as the positive impact of vertically integrating our supply chain realized as a result of our acquisition of USM Mexico. This was partially offset by an increase in project expense of approximately $19 million, as well as an increase in material and freight costs, and costs associated with increased levels of global launch activity in 2018.

The change in Metal Forming Segment Adjusted EBITDA for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily attributable to increased material and freight costs. The increase in Metal Forming Segment Adjusted EBITDA for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is primarily attributable to the acquisition of MPG, which occurred in the second quarter of 2017.

The change in Segment Adjusted EBITDA for the Powertrain segment for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily attributable to costs associated with increased levels of global launch activity. The increase for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is primarily attributable to the acquisition of MPG.

Casting experienced an increase in Segment Adjusted EBITDA for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily attributable to lower net manufacturing costs. The increase in Segment Adjusted EBITDA in the Casting segment for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is primarily attributable to the acquisition of MPG.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$64.0	$86.3	$304.8	$231.0
Interest expense	54.9	57.5	162.5	139.9
Income tax expense	11.5	5.7	31.4	15.6
Depreciation and amortization	132.9	122.6	390.9	303.4
EBITDA	$263.3	$272.1	$889.6	$689.9
Restructuring and acquisition-related costs	11.7	22.8	66.8	90.5
Debt refinancing and redemption costs	—	—	14.6	2.7
Gain on sale of business	—	—	(15.5)	—
Non-recurring items:
Gain on settlement of capital lease	—	—	(15.6)	—
Pension settlement	—	2.9	—	2.9
Acquisition-related fair value inventory adjustment	—	—	—	24.9
Impact of change in accounting principle	—	—	—	(3.7)
Total Segment Adjusted EBITDA	$275.0	$297.8	$939.9	$807.2

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

Operating Activities  In the first nine months of 2018, net cash provided by operating activities increased to $513.2 million as compared to $420.7 million in the first nine months of 2017.  The following factors impacted cash provided by operating activities in the first nine months of 2018 as compared to the first nine months of 2017:

Net income Net income increased to $304.8 million in the first nine months of 2018 as compared to $231.0 million in the first nine months of 2017. The increase in net income in the first nine months of 2018, as compared to the first nine months of 2017, was the result of the factors discussed in the Results of Operations - Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017 section of this MD&A.

Accounts receivable For the nine months ended September 30, 2018, we experienced a decrease in cash flow from operating activities of approximately $117 million related to the change in our accounts receivable balance from December 31, 2017 to September 30, 2018, as compared to the change in accounts receivable from December 31, 2016 to September 30, 2017. This change was attributable to increased sales in the first nine months of 2018, as compared to the first nine months of 2017, as well as the timing of payments from customers.

Inventories For the nine months ended September 30, 2018, we experienced a decrease in cash flow from operating activities of approximately $64 million related to the change in our inventories from December 31, 2017 to September 30, 2018, as compared to the change in inventories from December 31, 2016 to September 30, 2017. The increase in inventories in the first nine months of 2018 was in preparation for program changeovers and new launch activity to occur throughout the remainder of 2018.

Accounts payable and accrued expenses For the nine months ended September 30, 2018, we experienced an increase in cash flow from operating activities of approximately $123 million primarily related to the change in our accounts payable balance from December 31, 2017 to September 30, 2018, as compared to the change in accounts payable balance from December 31, 2016 to September 30, 2017. This change was attributable to an increase in purchases in preparation for program changeovers to occur throughout the remainder of 2018, as well as the timing of payments to suppliers.

Also, in the first nine months of 2017, we settled accounts payable balances with USM Mexico and MPG totaling approximately $35 million, which was reflected as a reduction of cash flow from operating activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017. Refer to Note 4 - Business Combinations for further detail.

Restructuring and acquisition-related costs For the full year 2018, we expect to incur cash charges for restructuring, as well as acquisition and integration related cash charges, totaling approximately $60 to $75 million.

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

Investing Activities  In the first nine months of 2018, net cash used in investing activities was $343.3 million as compared to $1,179.2 million for the nine months ended September 30, 2017. Capital expenditures were $391.8 million in the first nine months of 2018 as compared to $278.7 million in the first nine months of 2017.  The increase in capital expenditures in the first nine months of 2018, as compared to the first nine months of 2017, was primarily the result of preparation for our global program launches within our new and incremental business backlog occurring throughout 2018. We expect our capital spending to be approximately 7.5% to 8% of sales in 2018.

In the first nine months of 2018, we completed the sale of the aftermarket business associated with our Powertrain segment. As a result of this sale, we received net proceeds of approximately $47 million.

In the first nine months of 2017, we completed our acquisitions of MPG and USM Mexico. The purchase price for MPG was approximately $1.5 billion, which included a cash portion of approximately $750 million, net of cash acquired. For the acquisition of USM Mexico, we paid $144.1 million, net of cash acquired, during the first nine months of 2017.

Financing Activities  In the first nine months of 2018, net cash used in financing activities was $99.5 million as compared to net cash provided by financing activities of $816.6 million in the first nine months of 2017. The following factors impacted cash from financing activities in the first nine months of 2018 as compared to the first nine months of 2017:

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

As of September 30, 2018 we have prepaid $10.0 million of the outstanding principal on our Term Loan A Facility and $19.4 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility through the end of 2019. As such, there are no amounts related to the Term Loan A Facility and Term Loan B Facility presented in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of September 30, 2018.

At September 30, 2018, we had $895.7 million available under the Revolving Credit Facility. This availability reflects a reduction of $36.3 million for standby letters of credit issued against the facility.

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

6.25% Notes due 2026 In March 2018, we issued $400.0 million in aggregate principal amount of 6.25% senior notes due 2026 (the 6.25% Notes due 2026). Proceeds from the 6.25% Notes due 2026 were used primarily to fund the tender offer for the 6.25% senior notes due 2021 (the 6.25% Notes due 2021) described below. We paid debt issuance costs of $6.6 million in the first nine months of 2018 related to the 6.25% Notes due 2026.

Tender Offer of 6.25% Notes due 2021 Also in March 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we retired $383.1 million of the 6.25% Notes due 2021 in the first quarter of 2018. We redeemed the remaining $16.9 million of the 6.25% Notes due 2021 during the second quarter of 2018. During the nine months ended September 30, 2018, we expensed $2.5 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $8.0 million in tender premiums.

Redemption of 6.625% Notes due 2022 In May 2018, we voluntarily redeemed a portion of our 6.625% Notes due 2022. This resulted in a principal payment of $100.0 million, and a payment of $0.8 million in accrued interest. During the nine months ended September 30, 2018, we expensed $0.8 million for the write-off of a portion of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $3.3 million for an early redemption premium.

Settlement of Capital Lease Obligation In the second quarter of 2018, we reached a settlement agreement related to a capital lease obligation that we had recognized as a result of the acquisition of MPG. In the third quarter of 2018, we paid $6.6 million related to this settlement agreement. As of September 30, 2018, $4.8 million is presented in Current portion of long-term debt in our Condensed Consolidated Balance Sheet related to this capital lease obligation, which we expect to pay in the fourth quarter of 2018.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2018, $107.6 million was outstanding under our foreign credit facilities as compared to $53.2 million at December 31, 2017. The increase in outstanding borrowings under our foreign credit facilities primarily relate to our operations in China as we prepare for program launch activity. At September 30, 2018, an additional $95.1 million was available under our foreign credit facilities.

Redemption of 7.75% Notes due 2019 In October 2018, we issued an irrevocable notice to the holders of our 7.75% Notes due 2019 to voluntarily redeem a portion of our 7.75% Notes due 2019 in the fourth quarter of 2018. This will result in a principal payment of $100 million and $3.9 million in accrued interest. We will also expense approximately $0.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $4.5 million for an early redemption premium. As the irrevocable notice of redemption was issued subsequent to September 30, 2018, we have presented the $100 million amount of 7.75% Notes due 2019 to be redeemed as Long-term debt, net on our Condensed Consolidated Balance Sheet as of September 30, 2018.
Treasury stock Treasury stock increased by $3.7 million in the first nine months of 2018 to $201.8 million as compared to $198.1 million at year-end 2017, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  We have made, and anticipate continuing to make, capital and other expenditures, including recurring administrative costs, to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2018.

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

Currency Exchange Risk  From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in exchange rates relating to the Mexican Peso, Euro, Brazilian Real, British Pound Sterling, Thai Baht, Swedish Krona, Chinese Yuan, Polish Zloty and Indian Rupee.  At September 30, 2018, we had currency forward contracts with a notional amount of $199.2 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $18.5 million at September 30, 2018 and was approximately $14.7 million at December 31, 2017.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In the second quarter of 2018, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt.  As of September 30, 2018, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $900.0 million through May 2019, $750.0 million through May 2020, $500.0 million through May 2021, $400.0 million through May 2022 and $400.0 million through May 2023.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at September 30, 2018) on our long-term debt outstanding, would be approximately $8.0 million at September 30, 2018 and was approximately $9.2 million at December 31, 2017, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2016, AAM's Board of Directors authorized a share repurchase program of up to $100 million of AAM's common shares through December 31, 2018 as part of AAM's overall capital allocation strategy. The repurchase of shares may be made in the open market or in privately negotiated transactions and will be funded through available cash balances and cash flow from operations. The timing and amount of any share repurchases will be determined based on market and economic conditions, share price, alternative uses of capital and other factors. There were no repurchases under the authorized share repurchase program during the third quarter of 2018 and there is approximately $98.5 million available for repurchase.

In the third quarter of 2018, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units. The following table provides information about our equity security purchases during the quarter ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1 - July 31, 2018	5,105	$15.56	—	$—
September 1 - September 30, 2018	2,038	17.71	—	—
Total	7,143	$16.17	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
November 2, 2018