Form 10-Q
period 2019-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2019-05-03
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AXL	New York Stock Exchange

As of April 30, 2019, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 112,472,237 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2019

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

•	our customers' and suppliers' availability of financing for working capital, capital expenditures, R&D or other general corporate purposes;

•	changes in liabilities arising from pension and other postretirement benefit obligations;

•	risks of noncompliance with environmental laws and regulations or risks of environmental issues that could result in unforeseen costs at our current and former facilities, or reputational damage;

•	adverse changes in laws, government regulations or market conditions affecting our products or our customers' products;

•	our ability or our customers' and suppliers' ability to comply with regulatory requirements and the potential costs of such compliance; and

•	other unanticipated events and conditions that may hinder our ability to compete.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except per share data)

Net sales	$1,719.2	$1,858.4

Cost of goods sold	1,497.0	1,542.1

Gross profit	222.2	316.3

Selling, general and administrative expenses	90.7	97.3

Amortization of intangible assets	25.0	24.9

Restructuring and acquisition-related costs	12.1	18.3

Operating income	94.4	175.8

Interest expense	(53.4)	(53.2)

Investment income	0.7	0.5

Other income (expense)
Debt refinancing and redemption costs	—	(10.3)
Other expense, net	(3.0)	(5.4)

Income before income taxes	38.7	107.4

Income tax expense (benefit)	(3.0)	17.9

Net income	$41.7	$89.5

Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to AAM	$41.6	$89.4

Basic earnings per share	$0.36	$0.78

Diluted earnings per share	$0.36	$0.78

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net income	$41.7	$89.5

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	0.7	1.3
Foreign currency translation adjustments	(2.5)	37.9
Changes in cash flow hedges, net of tax (b)	(2.5)	15.1
Other comprehensive income (loss)	(4.3)	54.3

Comprehensive income	$37.4	$143.8

Net income attributable to noncontrolling interests	(0.1)	(0.1)

Comprehensive income attributable to AAM	$37.3	$143.7

(a)	Amounts are net of tax of $(0.3) million and $(0.4) million for the three months ended March 31, 2019 and March 31, 2018, respectively.
(b)	Amounts are net of tax of $1.5 million and $(1.1) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$252.1	$476.4
Accounts receivable, net	1,202.1	966.5
Inventories, net	452.5	459.7
Prepaid expenses and other	132.2	127.2
Total current assets	2,038.9	2,029.8

Property, plant and equipment, net	2,537.6	2,514.4
Deferred income taxes	45.6	45.5
Goodwill	1,138.3	1,141.8
Other intangible assets, net	1,087.5	1,111.1
GM postretirement cost sharing asset	221.9	219.4
Other assets and deferred charges	545.7	448.7
Total assets	$7,615.5	$7,510.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$118.6	$121.6
Accounts payable	882.1	840.2
Accrued compensation and benefits	155.7	179.0
Deferred revenue	39.0	44.3
Accrued expenses and other	196.1	171.7
Total current liabilities	1,391.5	1,356.8

Long-term debt, net	3,678.9	3,686.8
Deferred revenue	76.7	77.6
Deferred income taxes	75.1	92.6
Postretirement benefits and other long-term liabilities	869.5	810.6
Total liabilities	6,091.7	6,024.4

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
120.1 million shares issued as of March 31, 2019 and 118.9 million shares issued as of December 31, 2018	1.2	1.2
Paid-in capital	1,298.1	1,292.6
Retained earnings	774.7	703.5
Treasury stock at cost, 7.6 million shares as of March 31, 2019 and 7.2 million shares as of December 31, 2018	(209.1)	(201.8)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(240.9)	(213.9)
Foreign currency translation adjustments	(99.1)	(96.6)
Unrecognized loss on cash flow hedges, net of tax	(3.6)	(1.1)
Total AAM stockholders' equity	1,521.3	1,483.9
Noncontrolling interests in subsidiaries	2.5	2.4
Total stockholders' equity	1,523.8	1,486.3
Total liabilities and stockholders' equity	$7,615.5	$7,510.7

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Operating activities
Net income	$41.7	$89.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	140.8	127.8
Deferred income taxes	(17.4)	13.4
Stock-based compensation	5.5	6.7
Pensions and other postretirement benefits, net of contributions	(3.4)	1.6
Loss on disposal of property, plant and equipment, net	0.2	0.4
Debt refinancing and redemption costs	—	10.3
Changes in operating assets and liabilities
Accounts receivable	(235.0)	(191.0)
Inventories	6.9	(8.7)
Accounts payable and accrued expenses	40.8	60.8
Deferred revenue	(5.3)	(2.1)
Other assets and liabilities	(55.0)	(41.8)
Net cash provided by (used in) operating activities	(80.2)	66.9

Investing activities
Purchases of property, plant and equipment	(124.2)	(130.8)
Proceeds from sale of property, plant and equipment	0.3	0.4
Purchase buyouts of leased equipment	—	(0.5)
Acquisition of business	—	(1.3)
Net cash used in investing activities	(123.9)	(132.2)

Financing activities
Payments of long-term debt and finance lease obligations	(19.4)	(396.9)
Proceeds from issuance of long-term debt	5.3	431.4
Debt issuance costs	—	(6.8)
Purchase of noncontrolling interest	—	(0.9)
Purchase of treasury stock	(7.3)	(3.5)
Net cash provided by (used in) financing activities	(21.4)	23.3

Effect of exchange rate changes on cash	1.2	5.9

Net decrease in cash, cash equivalents and restricted cash	(224.3)	(36.1)

Cash, cash equivalents and restricted cash at beginning of period	478.9	376.8

Cash, cash equivalents and restricted cash at end of period	$254.6	$340.7

Supplemental cash flow information
Interest paid	$32.4	$27.2
Income taxes paid, net of refunds	$17.0	$11.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	Earnings	Stock	Income (Loss)	in Subsidiaries
Balance at January 1, 2018	111.3	$1.2	$1,264.6	$761.0	$(198.1)	$(292.7)	$4.0
Net income	—	—	—	89.4	—	—	0.1
Exercise of stock options and vesting of restricted stock units and performance shares	0.6	—	—	—	—	—	—
Stock-based compensation	—	—	6.6	—	—	—	—
Purchase of treasury stock	(0.2)	—	—	—	(3.5)	—	—
Changes in cash flow hedges	—	—	—	—	—	15.1	—
Foreign currency translation adjustments	—	—	—	—	—	37.9	—
Defined benefit plans, net	—	—	—	—	—	1.3	—
Purchase of noncontrolling interest	—	—	—	—	—	—	(0.9)
Balance at March 31, 2018	111.7	$1.2	$1,271.2	$850.4	$(201.6)	$(238.4)	$3.2

Balance at January 1, 2019	111.7	$1.2	$1,292.6	$703.5	$(201.8)	$(311.6)	$2.4
Net income	—	—	—	41.6	—	—	0.1
Vesting of restricted stock units and performance shares	1.2	—	—	—	—	—	—
Stock-based compensation	—	—	5.5	—	—	—	—
Modified-retrospective application of ASU 2016-02	—	—	—	1.9	—	—	—
Adoption of ASU 2018-02	—	—	—	27.7	—	(27.7)	—
Purchase of treasury stock	(0.4)	—	—	—	(7.3)	—	—
Changes in cash flow hedges	—	—	—	—	—	(2.5)	—
Foreign currency translation adjustments	—	—	—	—	—	(2.5)	—
Defined benefit plans, net	—	—	—	—	—	0.7	—
Balance at March 31, 2019	112.5	$1.2	$1,298.1	$774.7	$(209.1)	$(343.6)	$2.5

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline, metal forming and casting products that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ over 25,000 associates, operating at nearly 90 facilities in 17 countries, to support our customers on global and regional platforms with a focus on quality, operational excellence and technology leadership.

In the first quarter of 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. See Note 3 - Restructuring and Acquisition-Related Costs for more detail on this reorganization.

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

The balance sheet at December 31, 2018 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements.  Actual results could differ from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Effect of New Accounting Standards

Accounting Standard Update 2018-15

On August 15, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (Topic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing or hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance becomes effective at the beginning of our 2020 fiscal year and may be applied either retrospectively or prospectively. We expect to adopt this guidance prospectively on January 1, 2020 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

Accounting Standards Update 2018-02

On February 14, 2018, the FASB issued ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). ASU 2018-02 allows companies the option to reclassify disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the 2017 Tax Cuts and Jobs Act, also known as stranded tax effects, to retained earnings. ASU 2018-02 also requires expanded disclosures related to disproportionate income tax effects from AOCI, some of which are applicable to all companies regardless of whether the option to reclassify the stranded tax effects is exercised. This guidance became effective on January 1, 2019, and we elected to reclassify the stranded tax effects caused by the 2017 Tax Cuts and Jobs Act, resulting in a decrease in Accumulated other comprehensive income (loss) and an increase in Retained earnings of $27.7 million at January 1, 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards Update 2016-02

On February 25, 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and has subsequently issued ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842) (collectively the Lease ASUs) which supersede the existing lease accounting guidance and establish new criteria for recognizing lease assets and liabilities. The most significant impact of these updates, to AAM, is that a lessee is required to recognize a "right-of-use" asset and lease liability for operating lease agreements that were not previously included on the balance sheet under previous lease guidance. Expense recognition in the statement of income, along with cash flow statement classification for both financing (capital) and operating leases under the new standard is not significantly changed from previous lease guidance. This guidance became effective for AAM on January 1, 2019. See Note 2 - Leasing for additional detail regarding the adoption of ASU 2016-02.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	LEASING

On January 1, 2019, we adopted new accounting guidance under Accounting Standards Codification Topic 842 (ASC 842) Leases. ASC 842 superseded prior lease accounting guidance and established new criteria for recognizing right-of-use assets and lease liabilities for operating lease arrangements on our Condensed Consolidated Balance Sheet. We elected to adopt this guidance utilizing the optional transition method that allowed us to not retrospectively revise prior period balance sheets to include operating leases, and to only include the disclosures required under ASC 842 for the periods subsequent to adoption.

We have concluded that when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, we have a lease. We lease certain facilities and furniture under finance leases, and we also lease certain commercial office and production facilities, manufacturing machinery and equipment, vehicles and other assets under operating leases. Some of our leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The lease consideration for some of our facilities and machinery and equipment is variable, as it is based on various indices or usage of the underlying assets, respectively. Variable lease payments based on indices have been included in the related right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheet, while variable lease payments based on usage of the underlying asset have been excluded as they do not represent present rights or obligations.

Lease cost consists of the following:

Three Months Ended
March 31,
2019
(in millions)

Finance lease cost
Amortization of right-of-use assets	$0.2
Interest on lease liabilities	0.1
Total finance lease cost	0.3

Operating lease cost	6.7
Short-term lease cost	1.7
Variable lease cost	1.9

Total lease cost	$10.6

For the three months ended March 31, 2019, $7.8 million and $2.5 million were recorded to Cost of goods sold and Selling, general and administrative expense, respectively, on our Condensed Consolidated Statement of Income, as compared to $7.1 million and $2.6 million, respectively, for the three months ended March 31, 2018.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes additional information related to our lease agreements.

Three Months Ended
March 31,
2019
(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$0.1
Operating cash flows from operating leases	6.9
Financing cash flows from finance leases	0.2

Weighted-average remaining lease term - finance leases	3.1 years
Weighted-average remaining lease term - operating leases	5.1 years

Weighted-average discount rate - finance leases	8.2%
Weighted-average discount rate - operating leases	6.3%

As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2019 (excluding the three months ended March 31, 2019)	$0.8	$20.1
2020	1.1	24.5
2021	1.0	16.4
2022	0.8	12.8
2023	—	7.6
Thereafter	—	19.0
Total future undiscounted minimum lease payments	3.7	100.4
Less: Impact of discounting	(0.5)	(16.6)
Total	$3.2	$83.8

For the full year 2019, we expect payments for short-term leases to be approximately $5 million.

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheet as of March 31, 2019 are as follows:

	Finance Leases	Operating Leases
	(in millions)
Property, plant and equipment	$3.2	$—
Other assets and deferred charges	—	84.1
Total	$3.2	$84.1

Accrued expenses and other	$0.9	$21.9
Postretirement benefits and other long-term liabilities	2.3	61.9
Total	$3.2	$83.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASC 842 Adoption of Practical Expedients

We have elected to adopt, for all classes of underlying assets, a package of practical expedients provided under ASC 842 that allow us to 1) not reassess whether existing or expired contracts contain or contained a lease; 2) not reassess the lease classification (operating or financing) of our existing leases at adoption; and 3) not reassess initial direct costs for existing leases.

ASC 842 also provides a practical expedient that allows companies to exclude balance sheet recognition of right-of-use assets and associated liabilities for lease terms of 12 months or less, which we have elected as part of our adoption of ASC 842 for all classes of underlying assets. We do not include right-of-use assets and operating lease liabilities on our Condensed Consolidated Balance Sheet for leases with a term of 12 months or less.

We have also elected to adopt the practical expedient under ASC 842 to not separate lease and non-lease components in contracts that contain both. These lease agreements are accounted for as a single lease component for all classes of underlying assets.

Leases Not Yet Commenced

As of March 31, 2019, we have entered into additional operating leases that have not yet commenced of approximately $25 million, which primarily reflects the lease of a production facility with a term of 15 years that is expected to commence in 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2016, AAM initiated actions under a global restructuring program (the 2016 Program) focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for acquisition and integration activities. We incurred severance charges totaling $2.8 million and implementation costs totaling $29.6 million under the 2016 Program. There were no charges incurred under the 2016 Program during the first quarter of 2019 and we do not expect to incur any additional restructuring charges under the 2016 Program in future periods.
In the first quarter of 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to finalize the integration of Metaldyne Performance Group, Inc. (MPG), align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business.
A summary of our restructuring activity for the first three months of 2019 and 2018 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual as of December 31, 2017	$0.3	$—	$0.3
Charges	0.2	3.9	4.1
Cash utilization	(0.4)	(0.5)	(0.9)
Accrual as of March 31, 2018	$0.1	$3.4	$3.5

Accrual as of December 31, 2018	$2.4	$1.6	$4.0
Charges	4.1	4.3	8.4
Cash utilization	(3.7)	(3.7)	(7.4)
Accrual as of March 31, 2019	$2.8	$2.2	$5.0
As part of our restructuring actions, we incurred total severance charges of approximately $4.1 million and $0.2 million, as well as total implementation costs of approximately $4.3 million and $3.9 million, during the three months ended March 31, 2019 and 2018, respectively. We expect to incur approximately $25 million to $35 million of total restructuring charges in 2019, including costs incurred under the 2019 Program.
In 2017, we completed the acquisitions of MPG and USM Mexico Manufacturing LLC (USM Mexico). During the three months ended March 31, 2019, we incurred the following integration charges related to these acquisitions:

Integration Expenses
(in millions)
Charges for the three months ended March 31, 2019	$3.7

Total restructuring and acquisition-related charges	$12.1
These integration expenses reflect costs incurred for information technology systems and ongoing operational activities incurred in conjunction with the acquisitions. Total restructuring charges and acquisition-related charges of $12.1 million and $18.3 million are shown on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2019:

	Driveline	Metal Forming	Powertrain	Casting	Consolidated
	(in millions)
Balance as of December 31, 2018	$212.1	$552.4	$377.3	$—	$1,141.8
Reorganization	187.2	190.1	(377.3)	—	—
Foreign currency translation	(0.8)	(2.7)	—	—	(3.5)
Balance as of March 31, 2019	$398.5	$739.8	$—	$—	$1,138.3

In the first quarter of 2019, we initiated a global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. See Note 3 - Restructuring and Acquisition-Related Costs for further detail on this reorganization of our segments. Prior to this reorganization, our Powertrain segment was also a reporting unit for purposes of measuring and reporting goodwill. The goodwill that was previously attributable to the Powertrain reporting unit was reallocated to the Driveline and Metal Forming reporting units based on the relative fair value of the respective portions that became attributable to those reporting units.

The initiation of the 2019 Program and the reorganization of our business represented a triggering event in the first quarter of 2019 to test goodwill for impairment prior to reallocating the Powertrain goodwill to Driveline and Metal Forming. No impairment was identified as a result of completing this goodwill impairment test.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$40.6	$(22.9)	$17.7	$38.0	$(20.1)	$17.9
Customer platforms	952.2	(141.1)	811.1	952.2	(123.5)	828.7
Customer relationships	147.0	(19.0)	128.0	147.0	(16.5)	130.5
Technology and other	156.0	(25.3)	130.7	156.2	(22.2)	134.0
Total	$1,295.8	$(208.3)	$1,087.5	$1,293.4	$(182.3)	$1,111.1

Amortization expense for our intangible assets was $25.0 million for the three months ended March 31, 2019, and $24.9 million for the three months ended March 31, 2018. Estimated amortization expense for each of the full years 2019 through 2023 is approximately $100 million.

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

Inventories consist of the following:

	March 31, 2019	December 31, 2018
	(in millions)

Raw materials and work-in-progress	$381.0	$375.1
Finished goods	89.0	99.0
Gross inventories	470.0	474.1
Inventory valuation reserves	(17.5)	(14.4)
Inventories, net	$452.5	$459.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	81.3	83.8
Term Loan B Facility	1,507.4	1,511.2
7.75% Notes due 2019	100.0	100.0
6.625% Notes due 2022	450.0	450.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	400.0
6.25% Notes due 2025	700.0	700.0
Foreign credit facilities	123.0	127.1
Capital lease obligations	—	3.4
Total debt	3,861.7	3,875.5
Less: Current portion of long-term debt	118.6	121.6
Long-term debt	3,743.1	3,753.9
Less: Debt issuance costs	64.2	67.1
Long-term debt, net	$3,678.9	$3,686.8

Senior Secured Credit Facilities In 2017, American Axle & Manufacturing Holdings, Inc. (Holdings) and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto as collateral agent and administrative agent. The Credit Agreement includes a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $932 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities). The proceeds of the Revolving Credit Facility are used for general corporate purposes.

As of March 31, 2019 we have prepaid $10.0 million of the outstanding principal on our Term Loan A Facility and $15.5 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility through the first quarter of 2020. As such there are no amounts related to the Term Loan A Facility and Term Loan B Facility presented in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of March 31, 2019.

At March 31, 2019, we had $893.8 million available under the Revolving Credit Facility. This availability reflects a reduction of $38.2 million for standby letters of credit issued against the facility.

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

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2019, $123.0 million was outstanding under our foreign credit facilities, as compared to $127.1 million at December 31, 2018. At March 31, 2019, an additional $85.5 million was available under our foreign credit facilities.

The weighted-average interest rate of our long-term debt outstanding was 5.9% at March 31, 2019 and at December 31, 2018.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capital lease obligations Upon our adoption of ASC 842 Leases, our capital (finance) lease obligations are now presented in Accrued expenses and other and Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheet. See Note 2 - Leasing for additional detail regarding our adoption of ASC 842.

Redemption of 7.75% Notes due 2019 In April 2019, we issued an irrevocable notice to the holders of our 7.75% Notes due 2019 to voluntarily redeem our 7.75% Notes due 2019 in the second quarter of 2019. This will result in a principal payment of $100 million and $0.3 million in accrued interest. We will also expense approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$18.8	$18.8	$44.0	$44.0	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	2.2	2.2	1.3	1.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.3	0.3	0.9	0.9	Level 2
Nondesignated - currency forward contracts	1.3	1.3	0.6	0.6	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	1.1	1.1	0.4	0.4	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.2	1.2	1.6	1.6	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.3	0.3	0.8	0.8	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.2	2.2	0.7	0.7	Level 2
Nondesignated - currency forward contracts	0.2	0.2	0.4	0.4	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.1	0.1	0.9	0.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	10.8	10.8	6.9	6.9	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	81.3	79.7	83.8	79.5	Level 2
Term Loan B Facility	1,507.4	1,469.7	1,511.2	1,420.6	Level 2
7.75% Notes due 2019	100.0	102.0	100.0	102.1	Level 2
6.625% Notes due 2022	450.0	459.0	450.0	444.4	Level 2
6.50% Notes due 2027	500.0	482.5	500.0	446.3	Level 2
6.25% Notes due 2026	400.0	385.0	400.0	358.0	Level 2
6.25% Notes due 2025	700.0	679.0	700.0	636.7	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	DERIVATIVES

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of March 31, 2019, we have currency forward contracts outstanding with a total notional amount of $203.1 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the first quarter of 2022 and other items into the fourth quarter of 2019.

Variable-to-fixed interest rate swap In 2018, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. We have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $900.0 million through May 2019, $750.0 million through May 2020, $500.0 million through May 2021, $400.0 million through May 2022 and $400.0 million through May 2023.

The following table summarizes the reclassification of derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During		Total of Financial	Gain Expected
	of Gain (Loss)	Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income	2019	2018	2019	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.2	$(2.0)	$1,497.0	$1.9
Variable-to-fixed interest rate swap	Interest Expense	1.2	0.4	(53.4)	0.4

See Note 13 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three months ended March 31, 2019 and 2018.

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During		Total of Financial
	Location of Gain (Loss)	Three Months Ended		Statement Line
	Recognized in	March 31,		Item
	Net Income	2019	2018	2019
		(in millions)

Currency forward contracts	Cost of Goods Sold	$1.2	$4.0	$1,497.0
Currency forward contracts	Other Income (Expense), net	(0.2)	—	(3.0)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2019	2018
	(in millions)

Service cost	$0.4	$1.1
Interest cost	7.1	6.9
Expected asset return	(10.3)	(11.5)
Amortized loss	1.5	2.2
Curtailment	—	3.2
Net periodic benefit cost (credit)	$(1.3)	$1.9

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2019	2018
	(in millions)

Service cost	$0.1	$0.1
Interest cost	3.2	3.1
Amortized loss	—	0.2
Amortized prior service credit	(0.4)	(0.7)
Net periodic benefit cost	$2.9	$2.7

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, we have a noncurrent pension liability of $124.1 million and $128.6 million, respectively. As of March 31, 2019 and December 31, 2018, we have a noncurrent other postretirement benefits liability of $504.8 million and $506.5 million, respectively.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions) related to certain of our U.S. pension plans, we expect our regulatory pension funding requirements in 2019 to be approximately $2.2 million. We expect our cash payments for other postretirement benefit obligations in 2019, net of GM cost sharing, to be approximately $17.7 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)

Beginning balance	$57.7	$49.5
Accruals	4.4	4.3
Payments	(3.7)	(0.5)
Adjustment to prior period accruals	(2.3)	—
Foreign currency translation	0.1	0.3
Ending balance	$56.2	$53.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	INCOME TAXES

Tax Provision for the Three Months Ended March 31, 2019 and 2018

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

Income tax was a benefit of $3.0 million for the three months ended March 31, 2019, an effective income tax rate of (7.8)%, as compared to expense of $17.9 million for the three months ended March 31, 2018, an effective income tax rate of 16.7%. As part of the Tax Cuts and Jobs Act in 2017, a one-time transition tax (Transition Tax) was imposed on certain foreign earnings for which U.S. income tax was previously deferred. The Department of Treasury and Internal Revenue Service issued final regulations on February 5, 2019 regarding the Transition Tax, which changed the manner in which we are required to compute the Transition Tax when it is recognized over a two-year period. The application of the final regulations resulted in a $9.3 million income tax benefit, which has been recorded in the first quarter of 2019, the period in which the final regulations were issued.

Our effective income tax rate for the three months ended March 31, 2019 is lower than our effective income tax rate for the three months ended March 31, 2018 as a result of the discrete item described above. For the three months ended March 31, 2019 and 2018, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the discrete item described above.

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for the years 2014 and 2015. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years prior to 2012. Based on the status of ongoing tax audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. As of March 31, 2019 and December 31, 2018, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $47.2 million and $45.6 million, respectively.

During the next 12 months, we may finalize an advance pricing agreement in a foreign jurisdiction, which could result in a cash payment to the relevant tax authorities and a reduction of our liability for unrecognized tax benefits and related interest and penalties. Although it is difficult to estimate with certainty the amount of any audit settlement, we do not expect any potential settlement to be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities, and will adjust our estimated liability as necessary.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except per share data)
Numerator
Net income attributable to AAM	$41.6	$89.4
Less: Net income attributable to participating securities	(1.2)	(2.2)
Net income attributable to common shareholders - Basic and Dilutive	$40.4	$87.2

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	115.3	114.2
Less: Participating securities	(3.4)	(2.8)
Weighted-average common shares outstanding	111.9	111.4

Effect of dilutive securities -
Dilutive stock-based compensation	0.5	0.5

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	112.4	111.9

Basic EPS	$0.36	$0.78

Diluted EPS	$0.36	$0.78

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2019 and March 31, 2018 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2018	$(213.9)		$(96.6)	$(1.1)		$(311.6)

Other comprehensive loss before reclassifications	(27.9)	(a)	(2.5)	(2.6)		(33.0)

Income tax effect of other comprehensive loss before reclassifications	—		—	1.2		1.2

Amounts reclassified from accumulated other comprehensive loss	1.2	(b)	—	(1.4)	(c)	(0.2)

Income taxes reclassified into net income	(0.3)		—	0.3		—

Net change in accumulated other comprehensive loss	(27.0)		(2.5)	(2.5)		(32.0)

Balance at March 31, 2019	$(240.9)		$(99.1)	$(3.6)		$(343.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2017	$(252.0)		$(34.1)	$(6.6)		$(292.7)

Other comprehensive income before reclassifications	—		37.9	14.6		52.5

Income tax effect of other comprehensive income before reclassifications	—		—	(1.1)		(1.1)

Amounts reclassified from accumulated other comprehensive loss	1.7	(b)	—	1.6	(c)	3.3

Income taxes reclassified into net income	(0.4)		—	—		(0.4)

Net current period other comprehensive income	1.3		37.9	15.1		54.3

Balance at March 31, 2018	$(250.7)		$3.8	$8.5		$(238.4)

(a)
ASU 2018-02 became effective on January 1, 2019, and we elected to reclassify the stranded tax effects caused by the 2017 Tax Cuts and Jobs Act, resulting in a decrease in Accumulated other comprehensive income (loss) of $27.7 million at January 1, 2019. See Note 1 - Organization and Basis of Presentation for further detail.

(b)
The amount reclassified from AOCI included $1.2 million in cost of goods sold (COGS) for the three months ended March 31, 2019 and $1.5 million in COGS and $0.3 million in SG&A for the three months ended March 31, 2018.

(c)
The amounts reclassified from AOCI included $(0.2) million in COGS and $(1.2) million in interest expense for the three months ended March 31, 2019 and $2.0 million in COGS and $(0.4) million in interest expense for the three months ended March 31, 2018.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2019 and 2018. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain business unit, with a portion moving to our Driveline business unit and a portion moving to our Metal Forming business unit. As a result, the Powertrain amounts previously reported for the three months ended March 31, 2018 have been reclassified to Driveline and Metal Forming.

	Three Months Ended March 31, 2019
	Driveline	Metal Forming	Casting	Total
North America	$853.1	$305.4	$197.3	$1,355.8
Asia	153.3	7.5	—	160.8
Europe	101.6	72.7	—	174.3
South America	25.8	2.5	—	28.3
Total	$1,133.8	$388.1	$197.3	$1,719.2

	Three Months Ended March 31, 2018
	Driveline	Metal Forming	Casting	Total
North America	$961.2	$339.6	$209.8	$1,510.6
Asia	143.0	12.3	—	155.3
Europe	76.8	81.5	—	158.3
South America	33.3	0.9	—	34.2
Total	$1,214.3	$434.3	$209.8	$1,858.4

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2018	$966.5	$44.3	$77.6
March 31, 2019	1,202.1	39.0	76.7
Increase/(decrease)	$235.6	$(5.3)	$(0.9)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the three months ended March 31, 2019, we amortized $12.9 million of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	SEGMENT REPORTING

Subsequent to the acquisition of MPG in 2017, our business was organized into four segments: Driveline, Metal Forming, Powertrain and Casting. In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain segment, with a portion moving to our Driveline segment and a portion moving to our Metal Forming segment. As a result, our business is now organized into Driveline, Metal Forming and Casting segments, with each representing a reportable segment under ASC 280 Segment Reporting. The Powertrain Sales and Segment Adjusted EBITDA amounts previously reported for the three months ended March 31, 2018, as well as the Total Assets previously reported for Powertrain as of December 31, 2018, have been reclassified to Driveline and Metal Forming in the tables below.

The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources to the segments.

Our product offerings by segment are as follows:

•
Driveline products consist primarily of front and rear axles, driveshafts, differential assemblies, clutch modules, balance shaft systems, disconnecting driveline technology, and electric and hybrid driveline products and systems for light trucks, SUVs, crossover vehicles, passenger cars and commercial vehicles;

•
Metal Forming products consist primarily of axle and transmission shafts, ring and pinion gears, differential gears and assemblies, connecting rods and variable valve timing products for Original Equipment Manufacturers and Tier 1 automotive suppliers; and

•
The Casting segment produces both thin wall castings and high strength ductile iron castings, as well as transmission pump bodies, steering knuckles, control arms, brake anchors and calipers, and ball joint housings for the global light vehicle, commercial and industrial markets.

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

The following tables represent information by reportable segment for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31, 2019
	Driveline	Metal Forming	Casting	Total
Sales	$1,134.7	$483.3	$225.3	$1,843.3
Less: intersegment sales	0.9	95.2	28.0	124.1
Net external sales	$1,133.8	$388.1	$197.3	$1,719.2

Segment Adjusted EBITDA	$137.2	$85.3	$22.5	$245.0

	Three Months Ended March 31, 2018
	Driveline	Metal Forming	Casting	Total
Sales	$1,216.1	$542.3	$239.0	$1,997.4
Less: intersegment sales	1.8	108.0	29.2	139.0
Net external sales	$1,214.3	$434.3	$209.8	$1,858.4

Segment Adjusted EBITDA	$189.7	$105.7	$21.6	$317.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents total assets by segment as of March 31, 2019 and December 31, 2018 (in millions):

	Driveline	Metal Forming	Casting	Corporate and Elims	Total
Total Assets as of March 31, 2019	$3,690.5	$2,666.3	$670.2	$588.5	$7,615.5

Total Assets as of December 31, 2018	3,529.2	2,723.0	664.7	593.8	7,510.7

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income before income taxes for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Total Segment Adjusted EBITDA	$245.0	$317.0
Interest expense	(53.4)	(53.2)
Depreciation and amortization	(140.8)	(127.8)
Restructuring and acquisition-related costs	(12.1)	(18.3)
Debt refinancing and redemption costs	—	(10.3)
Income before income taxes	$38.7	$107.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statements of Income
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2019
Net sales
External	$—	$282.2	$538.4	$898.6	$—	$1,719.2
Intercompany	—	0.7	68.7	10.6	(80.0)	—
Total net sales	—	282.9	607.1	909.2	(80.0)	1,719.2
Cost of goods sold	—	273.3	550.3	753.4	(80.0)	1,497.0
Gross profit	—	9.6	56.8	155.8	—	222.2
Selling, general and administrative expenses	—	69.5	8.0	13.2	—	90.7
Amortization of intangible assets	—	1.5	22.6	0.9	—	25.0
Restructuring and acquisition-related costs	—	6.3	3.5	2.3	—	12.1
Operating income (loss)	—	(67.7)	22.7	139.4	—	94.4
Non-operating income (expense), net	—	(58.8)	2.9	0.2	—	(55.7)
Income (loss) before income taxes	—	(126.5)	25.6	139.6	—	38.7
Income tax expense (benefit)	—	(16.1)	0.3	12.8	—	(3.0)
Earnings from equity in subsidiaries	41.6	24.1	34.2	—	(99.9)	—
Net income (loss) before royalties	41.6	(86.3)	59.5	126.8	(99.9)	41.7
Royalties	—	69.8	0.8	(70.6)	—	—
Net income (loss) after royalties	41.6	(16.5)	60.3	56.2	(99.9)	41.7
Net income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to AAM	$41.6	$(16.5)	$60.3	$56.1	$(99.9)	$41.6
Other comprehensive income (loss), net of tax	(4.3)	1.0	(2.3)	(1.8)	3.1	(4.3)
Comprehensive income (loss) attributable to AAM	$37.3	$(15.5)	$58.0	$54.3	$(96.8)	$37.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net sales
External	$—	$301.5	$582.3	$974.6	$—	$1,858.4
Intercompany	—	1.0	78.0	9.5	(88.5)	—
Total net sales	—	302.5	660.3	984.1	(88.5)	1,858.4
Cost of goods sold	—	278.2	576.8	775.6	(88.5)	1,542.1
Gross profit	—	24.3	83.5	208.5	—	316.3
Selling, general and administrative expenses	—	59.8	21.9	15.6	—	97.3
Amortization of intangible assets	—	1.5	22.6	0.8	—	24.9
Restructuring and acquisition-related costs	—	16.3	1.1	0.9	—	18.3
Operating income (loss)	—	(53.3)	37.9	191.2	—	175.8
Non-operating income (expense), net	—	(70.5)	5.0	(2.9)	—	(68.4)
Income (loss) before income taxes	—	(123.8)	42.9	188.3	—	107.4
Income tax expense	—	1.1	0.4	16.4	—	17.9
Earnings from equity in subsidiaries	89.4	67.2	40.5	—	(197.1)	—
Net income (loss) before royalties	89.4	(57.7)	83.0	171.9	(197.1)	89.5
Royalties	—	84.2	1.0	(85.2)	—	—
Net income after royalties	89.4	26.5	84.0	86.7	(197.1)	89.5
Net income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income attributable to AAM	$89.4	$26.5	$84.0	$86.6	$(197.1)	$89.4
Other comprehensive income, net of tax	54.3	25.6	35.1	43.7	(104.4)	54.3
Comprehensive income attributable to AAM	$143.7	$52.1	$119.1	$130.3	$(301.5)	$143.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
March 31, 2019
Assets
Current assets
Cash and cash equivalents	$—	$37.4	$0.1	$214.6	$—	$252.1
Accounts receivable, net	—	182.9	340.8	678.4	—	1,202.1
Intercompany receivables	—	3,517.8	2,894.1	110.4	(6,522.3)	—
Inventories, net	—	42.6	163.7	246.2	—	452.5
Prepaid expenses and other	—	33.1	6.1	93.0	—	132.2
Total current assets	—	3,813.8	3,404.8	1,342.6	(6,522.3)	2,038.9
Property, plant and equipment, net	—	282.0	746.9	1,508.7	—	2,537.6
Goodwill	—	—	719.0	419.3	—	1,138.3
Intangible assets, net	—	17.6	1,038.9	31.0	—	1,087.5
Intercompany notes and accounts receivable	—	1,324.0	180.1	—	(1,504.1)	—
Other assets and deferred charges	—	330.0	170.7	312.5	—	813.2
Investment in subsidiaries	2,835.5	2,254.1	1,761.8	—	(6,851.4)	—
Total assets	$2,835.5	$8,021.5	$8,022.2	$3,614.1	$(14,877.8)	$7,615.5
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$100.0	$—	$18.6	$—	$118.6
Accounts payable	—	130.5	253.8	497.8	—	882.1
Intercompany payables	—	2,341.5	4,159.0	21.8	(6,522.3)	—
Accrued expenses and other	—	155.0	45.3	190.5	—	390.8
Total current liabilities	—	2,727.0	4,458.1	728.7	(6,522.3)	1,391.5
Intercompany notes and accounts payable	1,311.6	27.9	—	164.6	(1,504.1)	—
Long-term debt, net	—	3,574.5	—	104.4	—	3,678.9
Other long-term liabilities	—	499.7	300.5	221.1	—	1,021.3
Total liabilities	1,311.6	6,829.1	4,758.6	1,218.8	(8,026.4)	6,091.7
Total AAM Stockholders’ equity	1,521.4	1,192.4	3,263.6	2,392.8	(6,848.9)	1,521.3
Noncontrolling interests in subsidiaries	2.5	—	—	2.5	(2.5)	2.5
Total stockholders’ equity	1,523.9	1,192.4	3,263.6	2,395.3	(6,851.4)	1,523.8
Total liabilities and stockholders’ equity	$2,835.5	$8,021.5	$8,022.2	$3,614.1	$(14,877.8)	$7,615.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2018
Assets
Current assets
Cash and cash equivalents	$—	$36.7	$0.2	$439.5	$—	$476.4
Accounts receivable, net	—	122.7	287.7	556.1	—	966.5
Intercompany receivables	—	3,337.2	2,356.3	93.5	(5,787.0)	—
Inventories, net	—	42.5	157.7	259.5	—	459.7
Prepaid expenses and other	—	34.4	6.0	86.8	—	127.2
Total current assets	—	3,573.5	2,807.9	1,435.4	(5,787.0)	2,029.8
Property, plant and equipment, net	—	275.8	758.6	1,480.0	—	2,514.4
Goodwill	—	—	719.0	422.8	—	1,141.8
Intangible assets, net	—	18.6	1,059.6	32.9	—	1,111.1
Intercompany notes and accounts receivable	—	1,316.8	144.5	—	(1,461.3)	—
Other assets and deferred charges	—	319.8	126.4	267.4	—	713.6
Investment in subsidiaries	2,790.5	2,241.5	1,748.7	—	(6,780.7)	—
Total assets	$2,790.5	$7,746.0	$7,364.7	$3,638.5	$(14,029.0)	$7,510.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$100.0	$—	$21.6	$—	$121.6
Accounts payable	—	94.2	246.5	499.5	—	840.2
Intercompany payables	—	2,050.0	3,615.7	121.3	(5,787.0)	—
Accrued expenses and other	—	169.0	35.8	190.2	—	395.0
Total current liabilities	—	2,413.2	3,898.0	832.6	(5,787.0)	1,356.8
Intercompany notes and accounts payable	1,304.2	12.5	—	144.6	(1,461.3)	—
Long-term debt, net	—	3,578.3	3.0	105.5	—	3,686.8
Other long-term liabilities	—	508.9	271.7	200.2	—	980.8
Total liabilities	1,304.2	6,512.9	4,172.7	1,282.9	(7,248.3)	6,024.4
Total AAM Stockholders’ equity	1,483.9	1,233.1	3,192.0	2,353.2	(6,778.3)	1,483.9
Noncontrolling interests in subsidiaries	2.4	—	—	2.4	(2.4)	2.4
Total stockholders’ equity	1,486.3	1,233.1	3,192.0	2,355.6	(6,780.7)	1,486.3
Total liabilities and stockholders’ equity	$2,790.5	$7,746.0	$7,364.7	$3,638.5	$(14,029.0)	$7,510.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2019
Net cash provided by (used in) operating activities	$—	$27.8	$47.6	$(155.6)	$—	$(80.2)
Investing activities
Purchases of property, plant and equipment	—	(11.8)	(41.4)	(71.0)	—	(124.2)
Proceeds from sale of property, plant and equipment	—	—	0.3	—	—	0.3
Purchase buyouts of leased equipment	—	—	—	—	—	—
Intercompany activity	—	—	(6.4)	6.4	—	—
Net cash used in investing activities	—	(11.8)	(47.5)	(64.6)	—	(123.9)
Financing activities
Net debt activity	—	(8.0)	(0.2)	(5.9)	—	(14.1)
Debt issuance costs	—	—	—	—	—	—
Purchase of treasury stock	(7.3)	—	—	—	—	(7.3)
Intercompany activity	7.3	(7.3)	—	—	—	—
Net cash used in financing activities	—	(15.3)	(0.2)	(5.9)	—	(21.4)
Effect of exchange rate changes on cash	—	—	—	1.2	—	1.2
Net increase (decrease) in cash, cash equivalents and restricted cash	—	0.7	(0.1)	(224.9)	—	(224.3)
Cash, cash equivalents and restricted cash at beginning of period	—	36.7	2.7	439.5	—	478.9
Cash, cash equivalents and restricted cash at end of period	$—	$37.4	$2.6	$214.6	$—	$254.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net cash provided by (used in) operating activities	$—	$46.5	$39.0	$(18.6)	$—	$66.9
Investing activities
Purchases of property, plant and equipment	—	(21.5)	(37.6)	(71.7)	—	(130.8)
Proceeds from sale of property, plant and equipment	—	—	0.3	0.1	—	0.4
Purchase buyouts of leased equipment	—	—	(0.5)	—	—	(0.5)
Acquisition of business, net of cash acquired	—	—	—	(1.3)	—	(1.3)
Intercompany activity	—	(0.1)	0.1	—	—	—
Net cash used in investing activities	—	(21.6)	(37.7)	(72.9)	—	(132.2)
Financing activities
Net debt activity	—	8.9	(0.2)	25.8	—	34.5
Debt issuance costs	—	(6.8)	—	—	—	(6.8)
Purchase of treasury stock	(3.5)	—	—	—	—	(3.5)
Purchase of noncontrolling interest	—	—	(0.9)	—	—	(0.9)
Intercompany activity	3.5	(3.5)	—	—	—	—
Net cash provided by (used in) financing activities	—	(1.4)	(1.1)	25.8	—	23.3
Effect of exchange rate changes on cash	—	—	—	5.9	—	5.9
Net increase (decrease) in cash, cash equivalents and restricted cash	—	23.5	0.2	(59.8)	—	(36.1)
Cash, cash equivalents and restricted cash at beginning of period	—	91.9	0.1	284.8	—	376.8
Cash, cash equivalents and restricted cash at end of period	$—	$115.4	$0.3	$225.0	$—	$340.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

COMPANY OVERVIEW

We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline, metal forming and casting products that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ over 25,000 associates, operating at nearly 90 facilities in 17 countries, to support our customers on global and regional platforms with a focus on quality, operational excellence and technology leadership.

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming and Casting segments. Sales to GM were approximately 39% of our consolidated net sales in the first three months of 2019, 42% of our consolidated net sales in the first three months of 2018 and 41% of our consolidated net sales for the full year of 2018.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from our Metal Forming and Casting segments. Sales to FCA were approximately 12% of our consolidated net sales in the first three months of 2019, and 13% of our consolidated net sales in the first three months of 2018 and for the full year 2018.

In 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our former Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to finalize the integration of MPG, align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business. Throughout this MD&A, amounts previously reported for the Powertrain segment have been reclassified to the Driveline and Metal Forming segments accordingly.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Net Sales  Net sales were $1,719.2 million in the first quarter of 2019 as compared to $1,858.4 million in the first quarter of 2018.  Our change in sales in the first quarter of 2019, as compared to the first quarter of 2018, primarily reflects the impact of lower full-size truck sales resulting from the in-sourcing by our largest customer of a portion of a replacement program that launched in the second half of 2018, as well as the impact of customer downtime as a result of program changeovers in the first quarter of 2019. Net sales in the first quarter of 2019, as compared to the first quarter of 2018, were also negatively impacted by approximately $12 million associated with the net effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold Cost of goods sold was $1,497.0 million in the first quarter of 2019, as compared to $1,542.1 million in the first quarter of 2018. The change in cost of goods sold principally reflects the impact of lower production volumes, partially offset by increased material and freight costs totaling approximately $10 million, and an increase in depreciation expense of approximately $13 million as a result of significant program launch activity in 2018.

For the three months ended March 31, 2019, material costs were approximately 57% of total costs of goods sold, as compared to approximately 59% for the three months ended March 31, 2018.

Gross Profit   Gross profit was $222.2 million in the first quarter of 2019 as compared to $316.3 million in the first quarter of 2018.  Gross margin was 12.9% in the first quarter of 2019 as compared to 17.0% in the first quarter of 2018.  Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $90.7 million or 5.3% of net sales in the first quarter of 2019 as compared to $97.3 million or 5.2% of net sales in the first quarter of 2018.  R&D spending was approximately $34.3 million in the first quarter of 2019 as compared to $38.5 million in the first quarter of 2018. The change in SG&A in the first quarter of 2019, as compared to the first quarter of 2018, primarily reflects the impact of lower R&D spending.

Amortization of Intangible Assets Amortization expense related to intangible assets was $25.0 million and $24.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $12.1 million in the first quarter of 2019, as compared to $18.3 million in the first quarter of 2018. As part of our restructuring actions, we incurred severance charges of approximately $4.1 million, as well as implementation costs of approximately $4.3 million during the three months ended March 31, 2019. This compares to severance charges of $0.2 million and implementation charges of $3.9 million for the three months ended March 31, 2018. We expect to incur approximately $25 million to $35 million of total restructuring charges in 2019, including costs incurred under the 2019 Program.

During the three months ended March 31, 2019, we incurred $3.7 million of integration expenses primarily associated with the integration of MPG. This compares to $1.1 million of acquisition-related costs and $13.1 million of integration expenses during the three months ended March 31, 2018. We expect to incur total integration charges of $15 million to $25 million in 2019 as we further the integration of MPG.

Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with the acquisitions.

Operating Income  Operating income was $94.4 million in the first quarter of 2019, as compared to $175.8 million in the first quarter of 2018.  Operating margin was 5.5% in the first quarter of 2019, as compared to 9.5% in the first quarter of 2018.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Investment Income  Interest expense was $53.4 million in the first quarter of 2019, as compared to $53.2 million in the first quarter of 2018.  Investment income was $0.7 million in the first quarter of 2019, as compared to $0.5 million in the first quarter of 2018.

The weighted-average interest rate of our long-term debt outstanding was 5.9% in the first quarter of 2019 and 5.8% in the first quarter of 2018. We expect our interest expense for the full year 2019 to be approximately $215 million to $225 million.

Debt Refinancing and Redemption Costs In March 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we retired $383.1 million of the 6.25% Notes due 2021. We expensed $2.5 million during the first quarter of 2018 for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and expensed $7.8 million in tender premiums. There were no such costs incurred in the first quarter of 2019.

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $3.0 million in the first quarter of 2019, as compared to $5.4 million in the first quarter of 2018.

Income Tax Expense (Benefit)  Income tax was a benefit of $3.0 million for the three months ended March 31, 2019, as compared to expense of $17.9 million for the three months ended March 31, 2018.  Our effective income tax rate was (7.8)% in the first quarter of 2019, as compared to 16.7% in the first quarter of 2018. As part of the Tax Cuts and Jobs Act in 2017, a one-time transition tax (Transition Tax) was imposed on certain foreign earnings for which U.S. income tax was previously deferred. The Department of Treasury and Internal Revenue Service issued final regulations on February 5, 2019 regarding the Transition Tax, which changed the manner in which we are required to compute the Transition Tax when it is recognized over a two-year period. The application of the final regulations resulted in a $9.3 million income tax benefit, which has been recorded in the first quarter of 2019, the period in which the final regulations were issued.

Our effective income tax rate for the three months ended March 31, 2019 is lower than our effective income tax rate for the three months ended March 31, 2018 as a result of the discrete item described above. For the three months ended March 31, 2019 and 2018, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the discrete item described above.

Net Income Attributable to AAM and Earnings Per Share (EPS) Net income attributable to AAM was $41.6 million in the first quarter of 2019, as compared to $89.4 million in the first quarter of 2018. Diluted EPS was $0.36 per share in the first quarter of 2019, as compared to $0.78 per share in the first quarter of 2018.

Net income attributable to AAM and EPS for the first quarters of 2019 and 2018 were primarily impacted by the factors discussed above.

SEGMENT REPORTING

In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain segment, with a portion moving to our Driveline segment and a portion moving to our Metal Forming segment. As a result, our business is now organized into Driveline, Metal Forming and Casting segments, with each representing a reportable segment under ASC 280 Segment Reporting. The Powertrain amounts previously reported for the three months ended March 31, 2018 have been reclassified to Driveline and Metal Forming.

The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources to the segments.

Our product offerings by segment are as follows:

•
Driveline products consist primarily of front and rear axles, driveshafts, differential assemblies, clutch modules, balance shaft systems, disconnecting driveline technology, and electric and hybrid driveline products and systems for light trucks, SUVs, crossover vehicles, passenger cars and commercial vehicles;

•
Metal Forming products consist primarily of axle and transmission shafts, ring and pinion gears, differential gears and assemblies, connecting rods and variable valve timing products for Original Equipment Manufacturers and Tier 1 automotive suppliers; and

•
The Casting segment produces both thin wall castings and high strength ductile iron castings, as well as transmission pump bodies, steering knuckles, control arms, brake anchors and calipers, and ball joint housings for the global light vehicle, commercial and industrial markets.

The following table represents sales by reportable segment for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Driveline	$1,134.7	$1,216.1
Metal Forming	483.3	542.3
Casting	225.3	239.0
Eliminations	(124.1)	(139.0)
Net Sales	$1,719.2	$1,858.4

The change in Driveline sales for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily reflect the impact of lower full-size truck sales resulting from the in-sourcing by our largest customer of a portion of a replacement program that launched in the second half of 2018, as well as the impact of customer downtime as a result of program changeovers in the first quarter of 2019. Driveline sales in the first quarter of 2019, as compared to the first quarter of 2018, were also negatively impacted by approximately $20 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in net sales in our Metal Forming segment in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, reflects lower global automotive production volumes, as well as a reduction in intersegment sales to our Driveline segment due to the factors discussed for Driveline above.

The change in net sales in our Casting segment in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, reflects lower production volumes, partially offset by an increase of approximately $8 million related to metal market pass-throughs and price increases to customers.

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

The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2019 and 2018 are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Driveline	$137.2	$189.7
Metal Forming	85.3	105.7
Casting	22.5	21.6
Total Segment adjusted EBITDA	$245.0	$317.0

For the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to lower production volumes and a change in product mix due to customer downtime as a result of program changeovers in the first quarter of 2019, as well as costs associated with global launch activity. Segment Adjusted EBITDA for the Driveline segment was also impacted by an increase of approximately $11 million in material and freight costs.

The change in Metal Forming Segment Adjusted EBITDA for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily attributable to lower production volumes.

Casting experienced an increase in Segment Adjusted EBITDA for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily attributable to lower material and freight costs and the impact of price increases to customers, partially offset by increased labor costs in an effort to address workforce shortages at certain locations.

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

	Three Months Ended March 31,
	2019	2018
Net income	$41.7	$89.5
Interest expense	53.4	53.2
Income tax expense (benefit)	(3.0)	17.9
Depreciation and amortization	140.8	127.8
EBITDA	$232.9	$288.4
Restructuring and acquisition-related costs	12.1	18.3
Debt refinancing and redemption costs	—	10.3
Total Segment Adjusted EBITDA	$245.0	$317.0

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures and working capital requirements, in addition to advancing our strategic initiatives.  We believe that operating cash flow, available cash and cash equivalent balances and available borrowing capacity under our credit facilities will be sufficient to meet these needs.

Operating Activities  In the first three months of 2019, net cash used in operating activities was $80.2 million as compared to net cash provided by operating activities of $66.9 million in the first three months of 2018.  The following factors impacted cash from operating activities in the first three months of 2019 as compared to the first three months of 2018:

Net income Net income was $41.7 million in the first three months of 2019 as compared to $89.5 million in the first three months of 2018. The change in net income in the first three months of 2019, as compared to the first three months of 2018, was the result of the factors discussed in the Results of Operations - Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018 section of this MD&A.

Accounts receivable For the three months ended March 31, 2019, we experienced a decrease in cash flow from operating activities of approximately $44 million related to the change in our accounts receivable balance from December 31, 2018 to March 31, 2019, as compared to the change in our accounts receivable balance from December 31, 2017 to March 31, 2018. This change was attributable to the timing of payments received from customers.

Interest paid Interest paid in the first quarter of 2019 was $32.4 million, as compared to $27.2 million in the first quarter of 2018.

Restructuring and acquisition-related costs For the full year 2019, we expect restructuring and acquisition-related payments to be between $50 million and $60 million, and we expect the timing of cash payments to approximate the timing of charges incurred.

Pension and other postretirement benefits Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions) related to certain of our U.S. pension plans, we expect our regulatory pension funding requirements in 2019 to be approximately $2.2 million. We expect our cash payments for other postretirement benefit obligations in 2019, net of GM cost sharing, to be approximately $17.7 million.

Investing Activities  In the first three months of 2019, net cash used in investing activities was $123.9 million as compared to $132.2 million for the three months ended March 31, 2018. Capital expenditures were $124.2 million in the first three months of 2019 as compared to $130.8 million in the first three months of 2018. We expect our capital spending in 2019 to be approximately 7% of sales, which includes support for our global program launches in 2019 and 2020 within our new and incremental business backlog, as well as program capacity increases and future launches of replacement programs.

In 2019, we expect to make payments of approximately $10 million as part of our investment in the Liuzhou Wuling joint venture that was formed in 2018.

Financing Activities  In the first three months of 2019, net cash used in financing activities was $21.4 million, as compared to net cash provided by financing activities of $23.3 million in the first three months of 2018. The following factors impacted cash from financing activities in the first three months of 2019 as compared to the first three months of 2018:

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

As of March 31, 2019 we have prepaid $10.0 million of the outstanding principal on our Term Loan A Facility and $15.5 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility and Term Loan B Facility through the first quarter of 2020. As such, there are no amounts related to the Term Loan A Facility and Term Loan B Facility presented in the Current portion of long-term debt line item in our Condensed Consolidated Balance Sheet as of March 31, 2019.

At March 31, 2019, we had $893.8 million available under the Revolving Credit Facility. This availability reflects a reduction of $38.2 million for standby letters of credit issued against the facility.

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

Redemption of 7.75% Notes due 2019 In April 2019, we issued an irrevocable notice to the holders of our 7.75% Notes due 2019 to voluntarily redeem our 7.75% Notes due 2019 in the second quarter of 2019. This will result in a principal payment of $100 million and $0.3 million in accrued interest. We will also expense approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

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

Tender Offer of 6.25% Notes due 2021 Also in March 2018, we made a tender offer for our 6.25% Notes due 2021. Under this tender offer, we retired $383.1 million of the 6.25% Notes due 2021 in the first quarter of 2018. During the three months ended March 31, 2018, we expensed $2.5 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and $7.8 million in tender premiums.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2019, $123.0 million was outstanding under our foreign credit facilities as compared to $127.1 million at December 31, 2018. At March 31, 2019, an additional $85.5 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $7.3 million in the first three months of 2019 to $209.1 million as compared to $201.8 million at year-end 2018, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

CRITICAL ACCOUNTING ESTIMATES

Subsequent to the disaggregation of our Powertrain reporting unit into the Driveline and Metal Forming reporting units, the fair value of our Metal Forming reporting unit exceeded its carrying value by approximately 11%. Fair value of the reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting unit, and appropriate discount and long-term growth rates.

A decline in the actual cash flows of Metal Forming in future periods, as compared to the projected cash flows used in the valuation, could result in the carrying value of the reporting unit exceeding its fair value. Further, a change in the discount rate or long-term growth rate as a result of a change in economic conditions could result in the carrying value of the reporting unit exceeding its fair value.

AAM's critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2018 and did not materially change during the three months ended March 31, 2019.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  We have made, and anticipate continuing to make, capital and other expenditures, including recurring administrative costs, to comply with environmental requirements.  Such expenditures were not significant in the first quarter of 2019.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  At March 31, 2019, we had currency forward contracts with a notional amount of $203.1 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $18.7 million at March 31, 2019 and was approximately $17.1 million at December 31, 2018.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2018, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt.  As of March 31, 2019, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $900.0 million through May 2019, $750.0 million through May 2020, $500.0 million through May 2021, $400.0 million through May 2022 and $400.0 million through May 2023.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at March 31, 2019) on our long-term debt outstanding, would be approximately $8.1 million at March 31, 2019 and was approximately $8.2 million at December 31, 2018, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

On January 1, 2019, we began the implementation of our global enterprise resource planning (ERP) systems at certain of the locations that were acquired as part of the MPG acquisition. As part of these implementations, we have modified the design and documentation of our internal controls processes and procedures, where appropriate. We will continue to implement these ERP systems at certain locations throughout the remainder of 2019 and early 2020.

Also on January 1, 2019, we adopted new accounting guidance under Accounting Standards Codification Topic 842 (ASC 842) Leases. As part of the adoption of ASC 842, we implemented changes to our internal controls including the implementation of a new software system for lease accounting and reporting. Other changes to internal controls related to ASC 842 include updating our company policy associated with leases, determining the term of lease agreements, including whether options to extend or terminate a lease are reasonably certain to be exercised, and establishing the appropriate discount rates to calculate our lease liabilities.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2019, we withheld and repurchased shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units and performance shares. The following table provides information about our equity security purchases during the quarter ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2019	14,206	$12.91	—	$—
February 1 - February 28, 2019	5,716	16.10	—	—
March 1 - March 31, 2019	436,311	16.06	—	—
Total	456,233	$15.96	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
May 3, 2019