Form 10-Q
period 2019-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2019-11-01
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  1-14303
_______________________________________________________________________________

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware				38-3161171
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

One Dauch Drive,	Detroit	,	Michigan	48211-1198
(Address of Principal Executive Offices)				(Zip Code)

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

As of October 29, 2019, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 112,475,824 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share data)

Net sales	$1,677.4	$1,817.0	$5,100.9	$5,576.3

Cost of goods sold	1,428.7	1,549.6	4,381.7	4,661.2

Gross profit	248.7	267.4	719.2	915.1

Selling, general and administrative expenses	92.7	96.3	274.7	288.6

Amortization of intangible assets	23.7	24.8	73.6	74.5

Impairment charge (Note 2)	225.0	—	225.0	—

Restructuring and acquisition-related costs	11.7	11.7	36.0	66.8

Gain on sale of business	—	—	—	(15.5)

Operating income (loss)	(104.4)	134.6	109.9	500.7

Interest expense	(54.3)	(54.9)	(163.9)	(162.5)

Investment income	2.2	0.6	3.4	1.6

Other income (expense)
Debt refinancing and redemption costs	(5.1)	—	(7.5)	(14.6)
Gain on settlement of capital lease	—	—	—	15.6
Other expense, net	(2.9)	(4.8)	(9.0)	(4.6)

Income (loss) before income taxes	(164.5)	75.5	(67.1)	336.2

Income tax expense (benefit)	(40.4)	11.5	(37.4)	31.4

Net income (loss)	$(124.1)	$64.0	$(29.7)	$304.8

Net income attributable to noncontrolling interests	(0.1)	(0.2)	(0.4)	(0.5)

Net income (loss) attributable to AAM	$(124.2)	$63.8	$(30.1)	$304.3

Basic earnings (loss) per share	$(1.10)	$0.55	$(0.27)	$2.65

Diluted earnings (loss) per share	$(1.10)	$0.55	$(0.27)	$2.63

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$(124.1)	$64.0	$(29.7)	$304.8

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(1.3)	1.0	0.5	14.5
Foreign currency translation adjustments	(37.1)	(11.9)	(34.7)	(55.0)
Changes in cash flow hedges, net of tax (b)	(6.4)	12.4	(24.7)	19.6
Other comprehensive income (loss)	(44.8)	1.5	(58.9)	(20.9)

Comprehensive income (loss)	$(168.9)	$65.5	$(88.6)	$283.9

Net income attributable to noncontrolling interests	(0.1)	(0.2)	(0.4)	(0.5)

Comprehensive income (loss) attributable to AAM	$(169.0)	$65.3	$(89.0)	$283.4

(a)
Amounts are net of tax of $0.3 million and $(0.2) million for the three and nine months ended September 30, 2019, and $(0.3) million and $(4.8) million for the three and nine months ended September 30, 2018, respectively.

(b)
Amounts are net of tax of $1.1 million and $7.3 million for the three and nine months ended September 30, 2019, and $(0.5) million and $(1.7) million for the three and nine months ended September 30, 2018, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$375.1	$476.4
Accounts receivable, net	976.9	966.5
Inventories, net	403.1	459.7
Prepaid expenses and other	130.9	127.2
Current assets held-for-sale	312.2	—
Total current assets	2,198.2	2,029.8

Property, plant and equipment, net	2,326.4	2,514.4
Deferred income taxes	61.9	45.5
Goodwill	1,127.5	1,141.8
Other intangible assets, net	881.5	1,111.1
GM postretirement cost sharing asset	223.1	219.4
Other assets and deferred charges	497.7	448.7
Total assets	$7,316.3	$7,510.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$121.6
Accounts payable	703.7	840.2
Accrued compensation and benefits	165.1	179.0
Deferred revenue	22.6	44.3
Accrued expenses and other	220.2	171.7
Current liabilities held-for-sale	101.7	—
Total current liabilities	1,237.1	1,356.8

Long-term debt, net	3,673.3	3,686.8
Deferred revenue	83.1	77.6
Deferred income taxes	21.6	92.6
Postretirement benefits and other long-term liabilities	891.6	810.6
Total liabilities	5,906.7	6,024.4

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
120.1 million shares issued as of September 30, 2019 and 118.9 million shares issued as of December 31, 2018	1.2	1.2
Paid-in capital	1,310.1	1,292.6
Retained earnings	703.0	703.5
Treasury stock at cost, 7.6 million shares as of September 30, 2019 and 7.2 million shares as of December 31, 2018	(209.3)	(201.8)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(241.1)	(213.9)
Foreign currency translation adjustments	(131.3)	(96.6)
Unrecognized loss on cash flow hedges, net of tax	(25.8)	(1.1)
Total AAM stockholders' equity	1,406.8	1,483.9
Noncontrolling interests in subsidiaries	2.8	2.4
Total stockholders' equity	1,409.6	1,486.3
Total liabilities and stockholders' equity	$7,316.3	$7,510.7
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(in millions)
Operating activities
Net income (loss)	$(29.7)	$304.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	411.5	390.9
Impairment charges (Note 2 and Note 4)	225.0	26.6
Deferred income taxes	(87.6)	51.7
Stock-based compensation	17.5	20.7
Pensions and other postretirement benefits, net of contributions	(10.4)	(3.1)
Gain on sale of business	—	(15.5)
Loss (gain) on disposal of property, plant and equipment, net	1.3	(3.3)
Debt refinancing and redemption costs and (gain) on settlement of capital lease	7.5	(0.8)
Changes in operating assets and liabilities
Accounts receivable	(108.4)	(248.0)
Inventories	18.8	(67.2)
Accounts payable and accrued expenses	8.6	188.7
Deferred revenue	(12.9)	13.3
Other assets and liabilities	(62.6)	(145.6)
Net cash provided by operating activities	378.6	513.2

Investing activities
Purchases of property, plant and equipment	(335.3)	(391.8)
Proceeds from sale of property, plant and equipment	2.0	3.2
Investment in joint venture	(2.2)	—
Purchase buyouts of leased equipment	—	(0.5)
Proceeds from sale of business, net	—	47.1
Acquisition of business	—	(1.3)
Net cash used in investing activities	(335.5)	(343.3)

Financing activities
Payments of long-term debt and finance lease obligations	(477.7)	(568.0)
Proceeds from issuance of long-term debt	348.4	481.3
Debt issuance costs	(3.3)	(6.9)
Purchase of noncontrolling interest	—	(2.2)
Purchase of treasury stock	(7.5)	(3.7)
Net cash used in financing activities	(140.1)	(99.5)

Effect of exchange rate changes on cash	(4.3)	(5.3)

Net increase (decrease) in cash, cash equivalents and restricted cash	(101.3)	65.1

Cash, cash equivalents and restricted cash at beginning of period	478.9	376.8

Cash, cash equivalents and restricted cash at end of period	$377.6	$441.9

Supplemental cash flow information
Interest paid	$136.3	$127.8
Income taxes paid, net of refunds	$45.7	$33.6

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	Earnings	Stock	Income (Loss)	in Subsidiaries
Balance at January 1, 2018	111.3	$1.2	$1,264.6	$761.0	$(198.1)	$(292.7)	$4.0
Net income	—	—	—	89.4	—	—	0.1
Exercise of stock options and vesting of restricted stock units and performance shares	0.6	—	—	—	—	—	—
Stock-based compensation	—	—	6.6	—	—	—	—
Purchase of treasury stock	(0.2)	—	—	—	(3.5)	—	—
Changes in cash flow hedges	—	—	—	—	—	15.1	—
Foreign currency translation adjustments	—	—	—	—	—	37.9	—
Defined benefit plans, net	—	—	—	—	—	1.3	—
Purchase of noncontrolling interest	—	—	—	—	—	—	(0.9)
Balance at March 31, 2018	111.7	$1.2	$1,271.2	$850.4	$(201.6)	$(238.4)	$3.2
Net income	—	—	—	151.1	—	—	0.2
Stock-based compensation	—	—	7.1	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.1)	—	—
Changes in cash flow hedges	—	—	—	—	—	(7.9)	—
Foreign currency translation adjustments	—	—	—	—	—	(81.0)	—
Defined benefit plans, net	—	—	—	—	—	12.2	—
Purchase of noncontrolling interest	—	—	—	—	—	—	(1.4)
Balance at June 30, 2018	111.7	$1.2	$1,278.3	$1,001.5	$(201.7)	$(315.1)	$2.0
Net income	—	—	—	63.8	—	—	0.2
Exercise of stock options	—	—	0.1	—	—	—	—
Stock-based compensation	—	—	7.1	—	—	—	—
Purchase of treasury stock	(0.1)	—	—	—	(0.1)	—	—
Changes in cash flow hedges	—	—	—	—	—	12.4	—
Foreign currency translation adjustments	—	—	—	—	—	(11.9)	—
Defined benefit plans, net	—	—	—	—	—	1.0	—
Purchase of noncontrolling interest	—	—	—	—	—	—	(0.1)
Balance at September 30, 2018	111.6	$1.2	$1,285.5	$1,065.3	$(201.8)	$(313.6)	$2.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	Earnings	Stock	Income (Loss)	in Subsidiaries
Balance at January 1, 2019	111.7	$1.2	$1,292.6	$703.5	$(201.8)	$(311.6)	$2.4
Net income	—	—	—	41.6	—	—	0.1
Vesting of restricted stock units and performance shares	1.2	—	—	—	—	—	—
Stock-based compensation	—	—	5.5	—	—	—	—
Modified-retrospective application of ASU 2016-02	—	—	—	1.9	—	—	—
Adoption of ASU 2018-02	—	—	—	27.7	—	(27.7)	—
Purchase of treasury stock	(0.4)	—	—	—	(7.3)	—	—
Changes in cash flow hedges	—	—	—	—	—	(2.5)	—
Foreign currency translation adjustments	—	—	—	—	—	(2.5)	—
Defined benefit plans, net	—	—	—	—	—	0.7	—
Balance at March 31, 2019	112.5	$1.2	$1,298.1	$774.7	$(209.1)	$(343.6)	$2.5
Net income	—	—	—	52.5	—	—	0.2
Stock-based compensation	—	—	5.7	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.2)	—	—
Changes in cash flow hedges	—	—	—	—	—	(15.8)	—
Foreign currency translation adjustments	—	—	—	—	—	4.9	—
Defined benefit plans, net	—	—	—	—	—	1.1	—
Balance at June 30, 2019	112.5	$1.2	$1,303.8	$827.2	$(209.3)	$(353.4)	$2.7
Net loss	—	—	—	(124.2)	—	—	0.1
Stock-based compensation	—	—	6.3	—	—	—	—
Changes in cash flow hedges	—	—	—	—	—	(6.4)	—
Foreign currency translation adjustments	—	—	—	—	—	(37.1)	—
Defined benefit plans, net	—	—	—	—	—	(1.3)	—
Balance at September 30, 2019	112.5	$1.2	$1,310.1	$703.0	$(209.3)	$(398.2)	$2.8

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

In the third quarter of 2019, we entered into a definitive agreement to sell the U.S. operations of our Casting segment to entities affiliated with Gamut Capital Management, L.P. As a result, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale in our Condensed Consolidated Balance Sheet as of September 30, 2019. See Note 2 - Assets Held-for-Sale for further detail.

In the first quarter of 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. See Note 4 - Restructuring and Acquisition-Related Costs for more detail on this reorganization.

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

Accounting Standards Update 2016-02

On February 25, 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and has subsequently issued ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842) (collectively the Lease ASUs) which supersede the existing lease accounting guidance and establish new criteria for recognizing lease assets and liabilities. The most significant impact of these updates, to AAM, is that a lessee is required to recognize a "right-of-use" asset and lease liability for operating lease agreements that were not previously included on the balance sheet under previous lease guidance. Expense recognition in the statement of income, along with cash flow statement classification for both financing (capital) and operating leases under the new standard are not significantly changed from previous lease guidance. This guidance became effective for AAM on January 1, 2019. See Note 3 - Leasing for additional detail regarding the adoption of ASU 2016-02.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ASSETS HELD-FOR-SALE

In the third quarter of 2019, we entered into a definitive agreement to sell the U.S. operations of our Casting segment to entities affiliated with Gamut Capital Management, L.P. for a sales price of $245.0 million, subject to certain customary adjustments. The sales price consists of $185.0 million in cash and a $60.0 million deferred payment obligation, which will accrue interest at an annual rate of 6% beginning on January 1, 2020 for a period of twelve years. The sale is expected to close in the fourth quarter of 2019.

As a result, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale in our Condensed Consolidated Balance Sheet as of September 30, 2019. Upon reclassification to held-for-sale in the third quarter of 2019, we recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to fair value less cost to sell. The sale of the U.S. operations of our Casting segment did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results.

The assets and liabilities classified as held-for-sale are as follows (in millions):

September 30, 2019

Accounts receivable, net	$89.1
Inventories	32.8
Prepaid expenses and other	1.5
Property, plant and equipment, net	184.6
Intangible assets, net	158.2
Other assets and deferred charges	71.0
Impairment of carrying value	(225.0)
Total assets held-for-sale*	$312.2

Accounts payable	$71.3
Accrued compensation and benefits	6.8
Accrued expenses and other	3.4
Postretirement benefits and other long-term liabilities	20.2
Total liabilities held-for-sale*	$101.7

* The assets and liabilities classified as held-for-sale are classified entirely as current in the September 30, 2019 Condensed Consolidated Balance Sheet as we expect to complete the sale in the fourth quarter of 2019. As this transaction does not qualify for classification as discontinued operations, no reclassification of the assets and liabilities in the December 31, 2018 Condensed Consolidated Balance Sheet was required.

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

Lease cost consists of the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in millions)

Finance lease cost
Amortization of right-of-use assets	$0.2	$0.6
Interest on lease liabilities	0.1	0.2
Total finance lease cost	0.3	0.8

Operating lease cost	6.5	19.9
Short-term lease cost	1.4	4.8
Variable lease cost	2.5	6.7

Total lease cost	$10.7	$32.2

For the three months ended September 30, 2019, $8.0 million and $2.4 million were recorded to Cost of goods sold (COGS) and Selling, general and administrative expenses (SG&A), respectively, on our Condensed Consolidated Statement of Operations, as compared to $7.1 million and $2.4 million, respectively, for the three months ended September 30, 2018. For the nine months ended September 30, 2019, $24.0 million and $7.4 million were recorded to COGS and SG&A, respectively, on our Condensed Consolidated Statement of Operations, as compared to $21.4 million and $7.4 million, respectively for the nine months ended September 30, 2018.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes additional information related to our lease agreements.

Nine Months Ended
September 30,
2019
(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$0.2
Operating cash flows from operating leases	18.2
Financing cash flows from finance leases	0.6

Weighted-average remaining lease term - finance leases	3.1 years
Weighted-average remaining lease term - operating leases	7.5 years

Weighted-average discount rate - finance leases	8.1%
Weighted-average discount rate - operating leases	5.6%

As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2019 (excluding the nine months ended September 30, 2019)	$0.3	$6.9
2020	1.1	25.6
2021	1.0	18.1
2022	0.9	14.5
2023	0.9	9.7
Thereafter	—	38.9
Total future undiscounted minimum lease payments	4.2	113.7
Less: Impact of discounting	(1.4)	(20.0)
Total	$2.8	$93.7

For the full year 2019, we expect payments for short-term leases to be approximately $5.0 million.

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheet as of September 30, 2019 are as follows:

	Finance Leases	Operating Leases
	(in millions)
Property, plant and equipment, net	$2.8	$—
Other assets and deferred charges	—	93.7
Total	$2.8	$93.7

Accrued expenses and other	$0.9	$21.4
Postretirement benefits and other long-term liabilities	1.9	72.3
Total	$2.8	$93.7

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

Leases Not Yet Commenced

As of September 30, 2019, we have entered into additional operating leases that have not yet commenced of approximately $1.4 million, which primarily reflects the lease of machinery and equipment with a term of 5 years that is expected to commence in 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2016, AAM initiated actions under a global restructuring program (the 2016 Program) focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for acquisition and integration activities. We incurred severance charges totaling $2.8 million and implementation costs totaling $29.6 million under the 2016 Program. There were no charges incurred under the 2016 Program during the first nine months of 2019 and we do not expect to incur any additional restructuring charges under the 2016 Program in future periods.
In the first quarter of 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to further the integration of Metaldyne Performance Group, Inc. (MPG), align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business.
A summary of our restructuring activity for the first nine months of 2019 and 2018 is shown below:

	Severance Charges	Implementation Costs	Asset Impairment Charges	Total
	(in millions)
Accrual at December 31, 2017	$0.3	$—	$—	$0.3
Charges	2.3	8.8	26.6	37.7
Cash utilization	(0.4)	(6.6)	—	(7.0)
Non-cash utilization	—	—	(26.6)	(26.6)
Accrual at September 30, 2018	$2.2	$2.2	$—	$4.4

Accrual at December 31, 2018	$2.4	$1.6	$—	$4.0
Charges	10.4	13.1	—	23.5
Cash utilization	(11.7)	(9.9)	—	(21.6)
Accrual at September 30, 2019	$1.1	$4.8	$—	$5.9

As part of our restructuring actions, we incurred total severance charges of approximately $10.4 million and $2.3 million, as well as total implementation costs of approximately $13.1 million and $8.8 million, during the nine months ended September 30, 2019 and 2018, respectively. We expect to incur approximately $30 million to $35 million of total restructuring charges in 2019, including costs incurred under the ongoing 2019 Program.
In the first nine months of 2018, we initiated actions to exit operations at manufacturing facilities in our Driveline, Metal Forming and former Powertrain segment. As a result of these actions, we were required to assess the associated long-lived assets for impairment. Based on our analysis, assets that were not to be redeployed to other AAM facilities were determined to be fully impaired resulting in a charge of $26.6 million for the nine months ended September 30, 2018. See Note 8 - Fair Value for further detail.
In 2017, we completed the acquisitions of MPG and USM Mexico Manufacturing LLC (USM Mexico). During the nine months ended September 30, 2019, we incurred the following integration charges related to these acquisitions:

Integration Expenses
(in millions)
Charges for the nine months ended September 30, 2019	$12.5

These integration expenses primarily reflect costs incurred for information technology systems and ongoing operational activities incurred in conjunction with the acquisition of MPG. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations. Restructuring and acquisition-related costs totaled $36.0 million for the nine months ended September 30, 2019, of which $23.5 million were restructuring charges and $12.5 million were acquisition-related charges, and $66.8 million for the nine months ended September 30, 2018, of which $37.7 million were restructuring charges and $29.1 million were acquisition-related charges.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the nine months ended September 30, 2019:

	Driveline	Metal Forming	Powertrain	Casting	Consolidated
	(in millions)
Balance at December 31, 2018	$212.1	$552.4	$377.3	$—	$1,141.8
Reorganization	187.2	190.1	(377.3)	—	—
Foreign currency translation	(5.4)	(8.9)	—	—	(14.3)
Balance at September 30, 2019	$393.9	$733.6	$—	$—	$1,127.5

In the first quarter of 2019, we initiated a global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. See Note 4 - Restructuring and Acquisition-Related Costs for further detail on this reorganization of our segments. Prior to this reorganization, our Powertrain segment was also a reporting unit for purposes of measuring and reporting goodwill. The goodwill that was previously attributable to the Powertrain reporting unit was reallocated to the Driveline and Metal Forming reporting units based on the relative fair value of the respective portions that became attributable to those reporting units.

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

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	September 30,			December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$41.4	$(26.0)	$15.4	$38.0	$(20.1)	$17.9
Customer platforms	856.2	(158.6)	697.6	952.2	(123.5)	828.7
Customer relationships	53.0	(8.5)	44.5	147.0	(16.5)	130.5
Technology and other	155.7	(31.7)	124.0	156.2	(22.2)	134.0
Total	$1,106.3	$(224.8)	$881.5	$1,293.4	$(182.3)	$1,111.1

Amortization expense for our intangible assets was $23.7 million and $73.6 million for the three and nine months ended September 30, 2019, respectively, and $24.8 million and $74.5 million for the three and nine months ended September 30, 2018, respectively. Estimated amortization expense for the full year 2019 is approximately $95 million and estimated amortization expense for each of the full years 2020 through 2023 is approximately $87 million.

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

Inventories consist of the following:

	September 30, 2019	December 31, 2018
	(in millions)

Raw materials and work-in-progress	$337.3	$375.1
Finished goods	88.0	99.0
Gross inventories	425.3	474.1
Inventory valuation reserves	(22.2)	(14.4)
Inventories, net	$403.1	$459.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	340.0	83.8
Term Loan B Facility	1,248.6	1,511.2
7.75% Notes due 2019	—	100.0
6.625% Notes due 2022	450.0	450.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	400.0
6.25% Notes due 2025	700.0	700.0
Foreign credit facilities and other	113.2	127.1
Capital lease obligations	—	3.4
Total debt	3,751.8	3,875.5
Less: Current portion of long-term debt	23.8	121.6
Long-term debt	3,728.0	3,753.9
Less: Debt issuance costs	54.7	67.1
Long-term debt, net	$3,673.3	$3,686.8

Senior Secured Credit Facilities In 2017, American Axle & Manufacturing Holdings, Inc. (Holdings) and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto. The Credit Agreement included a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $932 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities).

In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment (First Amendment) to the Credit Agreement (as amended by the First Amendment, the Amended Credit Agreement). The First Amendment, among other things, established $340 million in incremental term loan A commitments under the Amended Credit Agreement with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024 and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remain unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness. In the third quarter of 2019, we expensed $5.1 million for the write-off of the unamortized debt issuance costs related to the existing Term Loan A Facility and a portion of the unamortized debt issuance costs related to our Term Loan B Facility that we had been amortizing over the expected life of the borrowings.

At September 30, 2019, we had $890.8 million available under the Revolving Credit Facility. This availability reflects a reduction of $34.2 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2019, $107.8 million was outstanding under our foreign credit facilities, as compared to $127.1 million at December 31, 2018. At September 30, 2019, an additional $93.7 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 5.8% at September 30, 2019 and 5.9% at December 31, 2018.

Capital lease obligations Upon our adoption of ASC 842 Leases, our capital (finance) lease obligations are now presented in Accrued expenses and other, and Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheet. See Note 3 - Leasing for additional detail regarding our adoption of ASC 842.

Redemption of 7.75% Notes due 2019 In the second quarter of 2019, we voluntarily redeemed the remaining balance outstanding under our 7.75% Notes due 2019. This resulted in a principal payment of $100 million and $0.3 million in accrued interest. We also expensed approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$160.7	$160.7	$44.0	$44.0	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	2.3	2.3	1.3	1.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.6	1.6	0.9	0.9	Level 2
Nondesignated - currency forward contracts	0.2	0.2	0.6	0.6	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	0.9	0.9	0.4	0.4	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	7.0	7.0	—	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	4.0	4.0	1.6	1.6	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.3	0.3	0.8	0.8	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	10.0	10.0	0.7	0.7	Level 2
Nondesignated - currency forward contracts	0.4	0.4	0.4	0.4	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.1	0.1	0.9	0.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	24.2	24.2	6.9	6.9	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	340.0	334.9	83.8	79.5	Level 2
Term Loan B Facility	1,248.6	1,217.4	1,511.2	1,420.6	Level 2
7.75% Notes due 2019	—	—	100.0	102.1	Level 2
6.625% Notes due 2022	450.0	454.5	450.0	444.4	Level 2
6.50% Notes due 2027	500.0	474.4	500.0	446.3	Level 2
6.25% Notes due 2026	400.0	380.0	400.0	358.0	Level 2
6.25% Notes due 2025	700.0	665.0	700.0	636.7	Level 2

Long-Lived Assets   During the second quarter of 2018, we recorded asset impairment charges as a result of restructuring actions initiated during the quarter. See Note 4 - Restructuring and Acquisition-Related Costs for further detail. There were no such impairment charges incurred during the nine months ended September 30, 2019.

The following table summarizes the impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Balance Sheet Classification	Fair Value at September 30, 2018	Asset Impairment for the Nine Months Ended September 30, 2018

Property, plant and equipment, net	$—	$25.7
Other assets and deferred charges	—	0.9

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of September 30, 2019, we have currency forward contracts outstanding with a total notional amount of $191.5 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the third quarter of 2022 and other items into the second quarter of 2020.

Fixed-to-fixed cross-currency swap In the third quarter of 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. As of September 30, 2019, the notional amount of the fixed-to-fixed cross-currency swap was $217.9 million, and hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

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

The following table summarizes the reclassification of derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement	to be Reclassified
	Reclassified into	September 30,		September 30,		Line Item	During the
	Net Income	2019	2018	2019	2018	2019	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.9	$(0.9)	$1.8	$(3.7)	$4,381.7	$2.0
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	7.6	—	7.6	—	(9.0)	—
Variable-to-fixed interest rate swap	Interest Expense	(1.7)	0.8	0.2	2.1	(163.9)	(9.1)

See Note 14 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During				Total of Financial
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement Line
	Recognized in	September 30,		September 30,		Item
	Net Income	2019	2018	2019	2018	2019
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(0.5)	$2.3	$1.3	$2.8	$4,381.7
Currency forward contracts	Other Income (Expense), net	0.1	(0.5)	(0.5)	1.3	(9.0)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)

Service cost	$0.4	$1.1	$1.1	$3.2
Interest cost	7.1	6.9	21.3	20.6
Expected asset return	(10.3)	(11.4)	(30.9)	(34.4)
Amortized loss	1.5	2.2	4.7	6.6
Amortized prior service cost	—	—	—	0.1
Curtailment	—	—	—	3.2
Settlement	0.4	—	0.4	—
Net periodic benefit credit	$(0.9)	$(1.2)	$(3.4)	$(0.7)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)

Service cost	$—	$0.1	$0.2	$0.3
Interest cost	3.3	3.1	9.7	9.3
Amortized loss	—	0.2	0.1	0.6
Amortized prior service credit	(0.4)	(0.7)	(1.2)	(2.0)
Net periodic benefit cost	$2.9	$2.7	$8.8	$8.2

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, we have a noncurrent pension liability of $113.0 million and $128.6 million, respectively. As of September 30, 2019 and December 31, 2018, we have a noncurrent other postretirement benefits liability of $506.4 million and $506.5 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)

Beginning balance	$55.7	$58.4	$57.7	$49.5
Accruals	5.3	4.4	14.7	14.9
Payments	(0.9)	(2.2)	(8.2)	(3.3)
Adjustment to prior period accruals	0.7	5.1	(3.6)	4.9
Foreign currency translation	(0.5)	(0.2)	(0.3)	(0.5)
Ending balance	$60.3	$65.5	$60.3	$65.5

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

Income tax was a benefit of $40.4 million for the three months ended September 30, 2019, an effective income tax rate of 24.6%, as compared to expense of $11.5 million for the three months ended September 30, 2018, an effective income tax rate of 15.2%. Income tax was a benefit of $37.4 million for the nine months ended September 30, 2019, an effective income tax rate of 55.7%, as compared to expense of $31.4 million for the nine months ended September 30, 2018, an effective income tax rate of 9.3%.

Our effective income tax rate for the three months ended September 30, 2019 varies from our effective income tax rate for the three months ended September 30, 2018 primarily due to an income tax benefit of $47.2 million recognized during the third quarter of 2019 as a result of the impairment charge recorded upon reclassifying the assets and liabilities of the U.S. Casting business to held-for-sale.

Our effective income tax rate for the nine months ended September 30, 2019 varies from our effective income tax rate for the nine months ended September 30, 2018, primarily as a result of the tax benefit associated with the impairment charge as discussed above. In addition, as part of the Tax Cuts and Jobs Act in 2017, a one-time transition tax (Transition Tax) was imposed on certain foreign earnings for which U.S. income tax was previously deferred. The Department of Treasury and Internal Revenue Service issued final regulations on February 5, 2019 regarding the Transition Tax, which changed the manner in which we are required to compute the Transition Tax when it is recognized over a two-year period. The application of the final regulations resulted in a $9.3 million income tax benefit, which has been recorded in the nine months ended September 30, 2019, the period in which the final regulations were issued.

Our effective income tax rate for the nine months ended September 30, 2018 was impacted by certain discrete income tax items recognized during this period. During the first nine months of 2018, we recognized a discrete tax benefit as a result of finalizing an advance pricing agreement in a foreign jurisdiction, which resulted in a reduction of our liability for unrecognized income tax benefits and related interest and penalties of $20.0 million. Also in the first nine months of 2018, we recognized a discrete tax expense related to the sale of the aftermarket business associated with our former Powertrain segment.

For the three and nine months ended September 30, 2019 and 2018, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the discrete items described above.

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for the years 2015 through 2017. We continue to have years subject to income tax examination in certain significant tax jurisdictions from 2013 to present. Based on the status of ongoing tax audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. As of September 30, 2019 and December 31, 2018, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $51.9 million and $45.6 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$(124.2)	$63.8	$(30.1)	$304.3
Less: Net income attributable to participating securities	—	(2.0)	—	(8.9)
Net income (loss) attributable to common shareholders - Basic and Dilutive	$(124.2)	$61.8	$(30.1)	$295.4

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	115.8	115.3	115.6	115.0
Less: Participating securities	(3.3)	(3.6)	(3.3)	(3.4)
Weighted-average common shares outstanding	112.5	111.7	112.3	111.6

Effect of dilutive securities -
Dilutive stock-based compensation	—	1.0	—	0.7

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	112.5	112.7	112.3	112.3

Basic EPS	$(1.10)	$0.55	$(0.27)	$2.65

Diluted EPS	$(1.10)	$0.55	$(0.27)	$2.63

Basic and diluted loss per share are the same for the three and nine months ended September 30, 2019 because the effect of dilutive performance shares of 0.3 million and 0.4 million, respectively, would have been antidilutive.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended September 30, 2019 and September 30, 2018 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at June 30, 2019	$(239.8)		$(94.2)	$(19.4)		$(353.4)

Other comprehensive income (loss) before reclassifications	(2.9)		(37.1)	(0.7)		(40.7)

Income tax effect of other comprehensive income (loss) before reclassifications	0.6		—	(0.1)		0.5

Amounts reclassified from accumulated other comprehensive loss	1.3	(a)	—	(6.8)	(b)	(5.5)

Income taxes reclassified into net income	(0.3)		—	1.2		0.9

Net change in accumulated other comprehensive loss	(1.3)		(37.1)	(6.4)		(44.8)

Balance at September 30, 2019	$(241.1)		$(131.3)	$(25.8)		$(398.2)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at June 30, 2018	$(238.5)		$(77.2)	$0.6		$(315.1)

Other comprehensive income (loss) before reclassifications	—		(11.9)	12.8		0.9

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(0.7)		(0.7)

Amounts reclassified from accumulated other comprehensive income (loss)	1.3	(a)	—	0.1	(b)	1.4

Income taxes reclassified into net income	(0.3)		—	0.2		(0.1)

Net change in accumulated other comprehensive income (loss)	1.0		(11.9)	12.4		1.5

Balance at September 30, 2018	$(237.5)		$(89.1)	$13.0		$(313.6)

(a)
The amount reclassified from AOCI included $1.2 million in COGS and $0.1 million in SG&A for the three months ended September 30, 2019 and $1.5 million in COGS and $(0.1) million in SG&A for the three months ended September 30, 2018.

(b)
The amounts reclassified from AOCI included $(0.9) million in COGS, $1.7 million in interest expense and $(7.6) million in other income for the three months ended September 30, 2019 and $0.9 million in COGS and $(0.8) million in interest expense for the three months ended September 30, 2018.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the nine months ended September 30, 2019 and September 30, 2018 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2018	$(213.9)		$(96.6)	$(1.1)		$(311.6)

Other comprehensive income (loss) before reclassifications	(30.8)	(a)	(34.7)	(22.4)		(87.9)

Income tax effect of other comprehensive income (loss) before reclassifications	0.6		—	5.7		6.3

Amounts reclassified from accumulated other comprehensive loss	3.8	(b)	—	(9.6)	(c)	(5.8)

Income taxes reclassified into net income	(0.8)		—	1.6		0.8

Net change in accumulated other comprehensive loss	(27.2)		(34.7)	(24.7)		(86.6)

Balance at September 30, 2019	$(241.1)		$(131.3)	$(25.8)		$(398.2)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2017	$(252.0)		$(34.1)	$(6.6)		$(292.7)

Other comprehensive income (loss) before reclassifications	14.7		(55.2)	19.7		(20.8)

Income tax effect of other comprehensive income (loss) before reclassifications	(3.6)		—	(2.2)		(5.8)

Amounts reclassified from accumulated other comprehensive income (loss)	4.6	(b)	0.2	1.6	(c)	6.4

Income taxes reclassified into net income	(1.2)		—	0.5		(0.7)

Net change in accumulated other comprehensive income (loss)	14.5		(55.0)	19.6		(20.9)

Balance at September 30, 2018	$(237.5)		$(89.1)	$13.0		$(313.6)

(a)
ASU 2018-02 became effective on January 1, 2019, and we elected to reclassify the stranded tax effects caused by the 2017 Tax Cuts and Jobs Act, resulting in a decrease in Accumulated other comprehensive income (loss) of $27.7 million at January 1, 2019. See Note 1 - Organization and Basis of Presentation for further detail.

(b)
The amount reclassified from AOCI included $3.6 million in COGS and $0.2 million in SG&A for the nine months ended September 30, 2019 and $4.5 million in COGS and $0.1 million in SG&A for the nine months ended September 30, 2018.

(c)
The amounts reclassified from AOCI included $(1.8) million in COGS, $(0.2) million in interest expense and $(7.6) million in other income for the nine months ended September 30, 2019 and $3.7 million in COGS and $(2.1) million in interest expense for the nine months ended September 30, 2018.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and nine months ended September 30, 2019 and 2018. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain business unit, with a portion moving to our Driveline business unit and a portion moving to our Metal Forming business unit. As a result, the Powertrain amounts previously reported for the three and nine months ended September 30, 2018 have been reclassified to Driveline and Metal Forming.

	Three Months Ended September 30, 2019
	Driveline	Metal Forming	Casting	Total
North America	$902.7	$296.9	$169.7	$1,369.3
Asia	131.0	10.3	—	141.3
Europe	77.9	61.1	—	139.0
South America	26.5	1.3	—	27.8
Total	$1,138.1	$369.6	$169.7	$1,677.4

	Three Months Ended September 30, 2018
	Driveline	Metal Forming	Casting	Total
North America	$946.0	$316.8	$193.8	$1,456.6
Asia	160.7	8.9	—	169.6
Europe	85.1	69.8	—	154.9
South America	34.6	1.3	—	35.9
Total	$1,226.4	$396.8	$193.8	$1,817.0

	Nine Months Ended September 30, 2019
	Driveline	Metal Forming	Casting	Total
North America	$2,644.1	$903.7	$553.9	$4,101.7
Asia	419.3	25.7	—	445.0
Europe	270.3	201.0	—	471.3
South America	78.2	4.7	—	82.9
Total	$3,411.9	$1,135.1	$553.9	$5,100.9

	Nine Months Ended September 30, 2018
	Driveline	Metal Forming	Casting	Total
North America	$2,892.5	$983.6	$613.2	$4,489.3
Asia	481.6	33.7	—	515.3
Europe	240.3	228.8	—	469.1
South America	98.9	3.7	—	102.6
Total	$3,713.3	$1,249.8	$613.2	$5,576.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2018	$966.5	$44.3	$77.6
September 30, 2019	976.9	22.6	83.1
Increase/(decrease)	$10.4	$(21.7)	$5.5

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the three and nine months ended September 30, 2019, we amortized $12.5 million and $40.3 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. SEGMENT REPORTING

Subsequent to the acquisition of MPG in 2017, our business was organized into four segments: Driveline, Metal Forming, Powertrain and Casting. In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain segment, with a portion moving to our Driveline segment and a portion moving to our Metal Forming segment. As a result, our business is now organized into Driveline, Metal Forming and Casting segments, with each representing a reportable segment under ASC 280 Segment Reporting. The Powertrain Sales and Segment Adjusted EBITDA amounts previously reported for the three and nine months ended September 30, 2018, as well as the Total Assets previously reported for Powertrain as of December 31, 2018, have been reclassified to Driveline and Metal Forming in the tables below.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain on the sale of a business, impairment charges and non-recurring items.

The following tables represent information by reportable segment for the three months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30, 2019
	Driveline	Metal Forming	Casting	Total
Sales	$1,146.7	$476.6	$209.0	$1,832.3
Less: intersegment sales	8.6	107.0	39.3	154.9
Net external sales	$1,138.1	$369.6	$169.7	$1,677.4

Segment Adjusted EBITDA	$171.6	$80.4	$13.8	$265.8

	Three Months Ended September 30, 2018
	Driveline	Metal Forming	Casting	Total
Sales	$1,228.2	$509.0	$219.1	$1,956.3
Less: intersegment sales	1.8	112.2	25.3	139.3
Net external sales	$1,226.4	$396.8	$193.8	$1,817.0

Segment Adjusted EBITDA	$176.9	$83.6	$14.5	$275.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables represent information by reportable segment for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended September 30, 2019
	Driveline	Metal Forming	Casting	Total
Sales	$3,422.5	$1,444.1	$655.0	$5,521.6
Less: intersegment sales	10.6	309.0	101.1	420.7
Net external sales	$3,411.9	$1,135.1	$553.9	$5,100.9

Segment Adjusted EBITDA	$461.7	$253.7	$61.4	$776.8

	Nine Months Ended September 30, 2018
	Driveline	Metal Forming	Casting	Total
Sales	$3,718.6	$1,581.7	$701.3	$6,001.6
Less: intersegment sales	5.3	331.9	88.1	425.3
Net external sales	$3,713.3	$1,249.8	$613.2	$5,576.3

Segment Adjusted EBITDA	$570.9	$306.0	$63.0	$939.9

The following table represents total assets by segment as of September 30, 2019 and December 31, 2018 (in millions):

	Driveline	Metal Forming	Casting	Corporate and Elims	Total
Total Assets at September 30, 2019	$3,649.4	$2,579.9	$454.7	$632.3	$7,316.3

Total Assets at December 31, 2018	3,529.2	2,723.0	664.7	593.8	7,510.7

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income before income taxes for the three months and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total segment adjusted EBITDA	$265.8	$275.0	$776.8	$939.9
Interest expense	(54.3)	(54.9)	(163.9)	(162.5)
Depreciation and amortization	(134.2)	(132.9)	(411.5)	(390.9)
Restructuring and acquisition-related costs	(11.7)	(11.7)	(36.0)	(66.8)
Gain on sale of business	—	—	—	15.5
Gain on settlement of capital lease	—	—	—	15.6
Debt refinancing and redemption costs	(5.1)	—	(7.5)	(14.6)
Impairment charge	(225.0)	—	(225.0)	—
Income (loss) before income taxes	$(164.5)	$75.5	$(67.1)	$336.2

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

Condensed Consolidating Statements of Operations
Three Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2019
Net sales
External	$—	$205.7	$506.5	$965.2	$—	$1,677.4
Intercompany	—	0.5	77.0	16.5	(94.0)	—
Total net sales	—	206.2	583.5	981.7	(94.0)	1,677.4
Cost of goods sold	—	221.2	529.6	771.9	(94.0)	1,428.7
Gross profit (loss)	—	(15.0)	53.9	209.8	—	248.7
Selling, general and administrative expenses	—	68.9	6.8	17.0	—	92.7
Amortization of intangible assets	—	1.4	21.4	0.9	—	23.7
Impairment charges	—	—	225.0	—	—	225.0
Restructuring and acquisition-related costs	—	6.2	4.1	1.4	—	11.7
Operating income (loss)	—	(91.5)	(203.4)	190.5	—	(104.4)
Non-operating income (expense), net	—	(62.7)	2.3	0.3	—	(60.1)
Income (loss) before income taxes	—	(154.2)	(201.1)	190.8	—	(164.5)
Income tax expense (benefit)	—	(8.5)	(46.8)	14.9	—	(40.4)
Earnings (loss) from equity in subsidiaries	(124.2)	50.5	38.2	—	35.5	—
Net income (loss) before royalties	(124.2)	(95.2)	(116.1)	175.9	35.5	(124.1)
Royalties	—	86.6	0.7	(87.3)	—	—
Net income (loss) after royalties	(124.2)	(8.6)	(115.4)	88.6	35.5	(124.1)
Net income attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to AAM	$(124.2)	$(8.6)	$(115.4)	$88.5	$35.5	$(124.2)
Other comprehensive income (loss), net of tax	(44.8)	(26.4)	(35.4)	(36.4)	98.2	(44.8)
Comprehensive income (loss) attributable to AAM	$(169.0)	$(35.0)	$(150.8)	$52.1	$133.7	$(169.0)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net sales
External	$—	$247.1	$544.3	$1,025.6	$—	$1,817.0
Intercompany	—	0.7	75.6	10.8	(87.1)	—
Total net sales	—	247.8	619.9	1,036.4	(87.1)	1,817.0
Cost of goods sold	—	220.6	594.2	821.9	(87.1)	1,549.6
Gross profit	—	27.2	25.7	214.5	—	267.4
Selling, general and administrative expenses	—	63.4	19.6	13.3	—	96.3
Amortization of intangible assets	—	1.0	22.9	0.9	—	24.8
Restructuring and acquisition-related costs	—	5.0	3.9	2.8	—	11.7
Operating income (loss)	—	(42.2)	(20.7)	197.5	—	134.6
Non-operating income (expense), net	—	(60.0)	2.8	(1.9)	—	(59.1)
Income (loss) before income taxes	—	(102.2)	(17.9)	195.6	—	75.5
Income tax expense (benefit)	—	(1.0)	0.1	12.4	—	11.5
Earnings from equity in subsidiaries	63.8	68.1	33.8	—	(165.7)	—
Net income (loss) before royalties	63.8	(33.1)	15.8	183.2	(165.7)	64.0
Royalties	—	87.6	0.7	(88.3)	—	—
Net income after royalties	63.8	54.5	16.5	94.9	(165.7)	64.0
Net income attributable to noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Net income attributable to AAM	$63.8	$54.5	$16.5	$94.7	$(165.7)	$63.8
Other comprehensive income (loss), net of tax	1.5	1.0	(10.3)	—	9.3	1.5
Comprehensive income attributable to AAM	$65.3	$55.5	$6.2	$94.7	$(156.4)	$65.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2019
Net sales
External	$—	$711.8	$1,561.8	$2,827.3	$—	$5,100.9
Intercompany	—	1.5	219.8	37.2	(258.5)	—
Total net sales	—	713.3	1,781.6	2,864.5	(258.5)	5,100.9
Cost of goods sold	—	721.1	1,612.2	2,306.9	(258.5)	4,381.7
Gross profit (loss)	—	(7.8)	169.4	557.6	—	719.2
Selling, general and administrative expenses	—	208.9	22.4	43.4	—	274.7
Amortization of intangible assets	—	4.3	66.6	2.7	—	73.6
Impairment charges	—	—	225.0	—	—	225.0
Restructuring and acquisition-related costs	—	17.1	12.3	6.6	—	36.0
Operating income (loss)	—	(238.1)	(156.9)	504.9	—	109.9
Non-operating income (expense), net	—	(184.0)	7.0	—	—	(177.0)
Income (loss) before income taxes	—	(422.1)	(149.9)	504.9	—	(67.1)
Income tax expense (benefit)	—	(23.2)	(46.7)	32.5	—	(37.4)
Earnings (loss) from equity in subsidiaries	(30.1)	131.9	105.3	—	(207.1)	—
Net income (loss) before royalties	(30.1)	(267.0)	2.1	472.4	(207.1)	(29.7)
Royalties	—	241.2	2.2	(243.4)	—	—
Net income (loss) after royalties	(30.1)	(25.8)	4.3	229.0	(207.1)	(29.7)
Net income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to AAM	$(30.1)	$(25.8)	$4.3	$228.6	$(207.1)	$(30.1)
Other comprehensive income (loss), net of tax	(58.9)	(40.2)	(32.1)	(29.5)	101.8	(58.9)
Comprehensive income (loss) attributable to AAM	$(89.0)	$(66.0)	$(27.8)	$199.1	$(105.3)	$(89.0)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net sales
External	$—	$851.4	$1,699.2	$3,025.7	$—	$5,576.3
Intercompany	—	4.0	231.6	31.1	(266.7)	—
Total net sales	—	855.4	1,930.8	3,056.8	(266.7)	5,576.3
Cost of goods sold	—	804.5	1,713.3	2,410.1	(266.7)	4,661.2
Gross profit	—	50.9	217.5	646.7	—	915.1
Selling, general and administrative expenses	—	183.4	61.4	43.8	—	288.6
Amortization of intangible assets	—	3.9	68.0	2.6	—	74.5
Restructuring and acquisition-related costs	—	31.1	31.8	3.9	—	66.8
Gain on sale of business	—	—	(15.5)	—	—	(15.5)
Operating income (loss)	—	(167.5)	71.8	596.4	—	500.7
Non-operating income (expense), net	—	(193.8)	11.0	18.3	—	(164.5)
Income (loss) before income taxes	—	(361.3)	82.8	614.7	—	336.2
Income tax expense	—	8.1	0.6	22.7	—	31.4
Earnings from equity in subsidiaries	304.3	241.6	141.6	—	(687.5)	—
Net income (loss) before royalties	304.3	(127.8)	223.8	592.0	(687.5)	304.8
Royalties	—	256.8	2.6	(259.4)	—	—
Net income after royalties	304.3	129.0	226.4	332.6	(687.5)	304.8
Net income attributable to noncontrolling interests	—	—	—	(0.5)	—	(0.5)
Net income attributable to AAM	$304.3	$129.0	$226.4	$332.1	$(687.5)	$304.3
Other comprehensive loss, net of tax	(20.9)	(2.6)	(50.5)	(37.3)	90.4	(20.9)
Comprehensive income attributable to AAM	$283.4	$126.4	$175.9	$294.8	$(597.1)	$283.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
September 30, 2019
Assets
Current assets
Cash and cash equivalents	$—	$79.4	$0.1	$295.6	$—	$375.1
Accounts receivable, net	—	95.2	230.8	650.9	—	976.9
Intercompany receivables	—	4,864.1	4,722.1	183.0	(9,769.2)	—
Inventories, net	—	62.8	116.9	223.4	—	403.1
Prepaid expenses and other	—	34.3	3.7	92.9	—	130.9
Current assets held-for-sale	—	—	312.2	—	—	312.2
Total current assets	—	5,135.8	5,385.8	1,445.8	(9,769.2)	2,198.2
Property, plant and equipment, net	—	294.1	554.5	1,477.8	—	2,326.4
Goodwill	—	—	719.0	408.5	—	1,127.5
Intangible assets, net	—	15.4	836.9	29.2	—	881.5
Intercompany notes and accounts receivable	—	1,542.1	186.7	—	(1,728.8)	—
Other assets and deferred charges	—	339.7	118.1	324.9	—	782.7
Investment in subsidiaries	2,721.4	2,155.9	1,504.1	—	(6,381.4)	—
Total assets	$2,721.4	$9,483.0	$9,305.1	$3,686.2	$(17,879.4)	$7,316.3
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$2.1	$5.3	$16.4	$—	$23.8
Accounts payable	—	101.3	169.1	433.3	—	703.7
Intercompany payables	—	3,931.7	5,835.5	2.0	(9,769.2)	—
Accrued expenses and other	—	165.2	34.9	207.8	—	407.9
Current liabilities held-for-sale	—	—	101.7	—	—	101.7
Total current liabilities	—	4,200.3	6,146.5	659.5	(9,769.2)	1,237.1
Intercompany notes and accounts payable	1,311.8	36.0	—	381.0	(1,728.8)	—
Long-term debt, net	—	3,581.8	—	91.5	—	3,673.3
Other long-term liabilities	—	503.0	243.1	250.2	—	996.3
Total liabilities	1,311.8	8,321.1	6,389.6	1,382.2	(11,498.0)	5,906.7
Total AAM Stockholders’ equity	1,406.8	1,161.9	2,915.5	2,301.2	(6,378.6)	1,406.8
Noncontrolling interests in subsidiaries	2.8	—	—	2.8	(2.8)	2.8
Total stockholders’ equity	1,409.6	1,161.9	2,915.5	2,304.0	(6,381.4)	1,409.6
Total liabilities and stockholders’ equity	$2,721.4	$9,483.0	$9,305.1	$3,686.2	$(17,879.4)	$7,316.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
December 31, 2018
Assets
Current assets
Cash and cash equivalents	$—	$36.7	$0.2	$439.5	$—	$476.4
Accounts receivable, net	—	122.7	287.7	556.1	—	966.5
Intercompany receivables	—	3,337.2	2,356.3	93.5	(5,787.0)	—
Inventories, net	—	42.5	157.7	259.5	—	459.7
Prepaid expenses and other	—	34.4	6.0	86.8	—	127.2
Total current assets	—	3,573.5	2,807.9	1,435.4	(5,787.0)	2,029.8
Property, plant and equipment, net	—	275.8	758.6	1,480.0	—	2,514.4
Goodwill	—	—	719.0	422.8	—	1,141.8
Intangible assets, net	—	18.6	1,059.6	32.9	—	1,111.1
Intercompany notes and accounts receivable	—	1,316.8	144.5	—	(1,461.3)	—
Other assets and deferred charges	—	319.8	126.4	267.4	—	713.6
Investment in subsidiaries	2,790.5	2,241.5	1,748.7	—	(6,780.7)	—
Total assets	$2,790.5	$7,746.0	$7,364.7	$3,638.5	$(14,029.0)	$7,510.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$100.0	$—	$21.6	$—	$121.6
Accounts payable	—	94.2	246.5	499.5	—	840.2
Intercompany payables	—	2,050.0	3,615.7	121.3	(5,787.0)	—
Accrued expenses and other	—	169.0	35.8	190.2	—	395.0
Total current liabilities	—	2,413.2	3,898.0	832.6	(5,787.0)	1,356.8
Intercompany notes and accounts payable	1,304.2	12.5	—	144.6	(1,461.3)	—
Long-term debt, net	—	3,578.3	3.0	105.5	—	3,686.8
Other long-term liabilities	—	508.9	271.7	200.2	—	980.8
Total liabilities	1,304.2	6,512.9	4,172.7	1,282.9	(7,248.3)	6,024.4
Total AAM Stockholders’ equity	1,483.9	1,233.1	3,192.0	2,353.2	(6,778.3)	1,483.9
Noncontrolling interests in subsidiaries	2.4	—	—	2.4	(2.4)	2.4
Total stockholders’ equity	1,486.3	1,233.1	3,192.0	2,355.6	(6,780.7)	1,486.3
Total liabilities and stockholders’ equity	$2,790.5	$7,746.0	$7,364.7	$3,638.5	$(14,029.0)	$7,510.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30,
(in millions)
	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2019
Net cash provided by operating activities	$—	$214.1	$20.4	$144.1	$—	$378.6
Investing activities
Purchases of property, plant and equipment	—	(46.8)	(91.0)	(197.5)	—	(335.3)
Proceeds from sale of property, plant and equipment	—	—	1.7	0.3	—	2.0
Investment in joint ventures	—	—	—	(2.2)	—	(2.2)
Intercompany activity	—	—	(12.0)	12.0	—	—
Net cash used in investing activities	—	(46.8)	(101.3)	(187.4)	—	(335.5)
Financing activities
Net debt activity	—	(113.8)	(0.2)	(15.3)	—	(129.3)
Debt issuance costs	—	(3.3)	—	—	—	(3.3)
Purchase of treasury stock	(7.5)	—	—	—	—	(7.5)
Intercompany activity	7.5	(7.5)	81.0	(81.0)	—	—
Net cash used in financing activities	—	(124.6)	80.8	(96.3)	—	(140.1)
Effect of exchange rate changes on cash	—	—	—	(4.3)	—	(4.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	42.7	(0.1)	(143.9)	—	(101.3)
Cash, cash equivalents and restricted cash at beginning of period	—	36.7	2.7	439.5	—	478.9
Cash, cash equivalents and restricted cash at end of period	$—	$79.4	$2.6	$295.6	$—	$377.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
2018
Net cash provided by operating activities	$—	$240.0	$103.0	$170.2	$—	$513.2
Investing activities
Purchases of property, plant and equipment	—	(51.8)	(121.2)	(218.8)	—	(391.8)
Proceeds from sale of property, plant and equipment	—	—	2.7	0.5	—	3.2
Purchase buyouts of leased equipment	—	—	(0.5)	—	—	(0.5)
Proceeds from sale of business, net	—	—	42.7	4.4	—	47.1
Acquisition of business, net of cash acquired	—	—	—	(1.3)	—	(1.3)
Intercompany activity	—	—	(43.8)	43.8	—	—
Net cash used in investing activities	—	(51.8)	(120.1)	(171.4)	—	(343.3)
Financing activities
Net debt activity	—	(140.3)	(0.6)	54.2	—	(86.7)
Debt issuance costs	—	(6.9)	—	—	—	(6.9)
Purchase of treasury stock	(3.7)	—	—	—	—	(3.7)
Purchase of noncontrolling interest	—	—	(2.2)	—	—	(2.2)
Intercompany activity	3.7	(3.7)	22.5	(22.5)	—	—
Net cash provided by (used in) financing activities	—	(150.9)	19.7	31.7	—	(99.5)
Effect of exchange rate changes on cash	—	—	—	(5.3)	—	(5.3)
Net increase in cash, cash equivalents and restricted cash	—	37.3	2.6	25.2	—	65.1
Cash, cash equivalents and restricted cash at beginning of period	—	91.9	0.1	284.8	—	376.8
Cash, cash equivalents and restricted cash at end of period	$—	$129.2	$2.7	$310.0	$—	$441.9

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

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks and SUVs manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming and Casting segments. Sales to GM were approximately 38% of our consolidated net sales in the first nine months of 2019, and 41% of our consolidated net sales in both the first nine months of 2018 and for the full year 2018.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from our Metal Forming and Casting segments. Sales to FCA were approximately 16% of our consolidated net sales in the first nine months of 2019, and 13% of our consolidated net sales in both the first nine months of 2018 and for the full year 2018.

In the third quarter of 2019, we entered into a definitive agreement to sell the U.S. operations of our Casting segment to entities affiliated with Gamut Capital Management, L.P (the Casting Sale Agreement). As a result, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale in our Condensed Consolidated Balance Sheet as of September 30, 2019. The sale of the U.S. operations of our Casting segment did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results.

In 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our former Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to further the integration of MPG, align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business. Throughout this MD&A, amounts previously reported for the Powertrain segment have been reclassified to the Driveline and Metal Forming segments accordingly.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Net Sales  Net sales were $1,677.4 million in the third quarter of 2019 as compared to $1,817.0 million in the third quarter of 2018. Our change in sales in the third quarter of 2019, as compared to the third quarter of 2018, primarily reflects a reduction of approximately $57 million associated with the impact of the GM work stoppage that began during the third quarter of 2019, and the impact of lower global automotive production volumes. Net sales in the third quarter of 2019, as compared to the third quarter of 2018, also decreased by approximately $50 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These factors were partially offset by the impact of program launches associated with our new business backlog.

Cost of Goods Sold Cost of goods sold was $1,428.7 million in the third quarter of 2019, as compared to $1,549.6 million in the third quarter of 2018. The change in cost of goods sold principally reflects a reduction of approximately $39 million associated with the impact of the GM work stoppage, and the impact of lower global automotive production volumes. Cost of goods sold was also impacted by a decrease of approximately $50 million related to metal market pass-through costs and the impact of foreign exchange.

For the three months ended September 30, 2019, material costs were approximately 55% of total costs of goods sold, as compared to approximately 58% for the three months ended September 30, 2018.

Gross Profit   Gross profit was $248.7 million in the third quarter of 2019 as compared to $267.4 million in the third quarter of 2018.  Gross margin increased to 14.8% in the third quarter of 2019 as compared to 14.7% in the third quarter of 2018.  Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $92.7 million or 5.5% of net sales in the third quarter of 2019 as compared to $96.3 million or 5.3% of net sales in the third quarter of 2018.  R&D spending was approximately $37.4 million in the third quarter of 2019 as compared to $37.7 million in the third quarter of 2018. The change in SG&A in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily attributable to lower compensation-related expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $23.7 million for the three months ended September 30, 2019 and $24.8 million for the three months ended September 30, 2018.

Impairment Charge In conjunction with the Casting Sale Agreement, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale in our Condensed Consolidated Balance Sheet as of September 30, 2019. Upon reclassification to held-for-sale in the third quarter of 2019, we recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to fair value less cost to sell.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $11.7 million in the third quarter of both 2019 and 2018. As part of our restructuring actions, we incurred severance charges of approximately $2.2 million, as well as implementation costs of approximately $4.2 million during the three months ended September 30, 2019. This compares to severance charges of $0.3 million and implementation charges of $3.3 million for the three months ended September 30, 2018.

During the three months ended September 30, 2019, we incurred $5.3 million of integration expenses primarily associated with the ongoing integration of MPG. This compares to $0.1 million of acquisition-related costs and $5.3 million of integration expenses incurred during the three months ended September 30, 2018. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with acquisitions.

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

Operating Income (Loss)  Operating loss was $104.4 million in the third quarter of 2019, as compared to operating income of $134.6 million in the third quarter of 2018.  Operating margin was (6.2)% in the third quarter of 2019, as compared to 7.4% in the third quarter of 2018.  The changes in operating income (loss) and operating margin were primarily due to factors discussed in Net Sales, Cost of Goods Sold, SG&A, and Impairment Charge above.

Interest Expense and Investment Income  Interest expense was $54.3 million in the third quarter of 2019, as compared to $54.9 million in the third quarter of 2018.  Investment income was $2.2 million in the third quarter of 2019 as compared to $0.6 million in the third quarter of 2018.

The weighted-average interest rate of our long-term debt outstanding was 5.8% in the third quarter of 2019 and 5.9% in the third quarter of 2018.

Debt Refinancing and Redemption Costs In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment (First Amendment) to the Credit Agreement (as amended by the First Amendment, the Amended Credit Agreement). The First Amendment, among other things, established $340 million in incremental term loan A commitments under the Amended Credit Agreement with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024 and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remain unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness.

In the third quarter of 2019, we expensed $5.1 million for the write-off of the unamortized debt issuance costs related to the existing Term Loan A Facility and a portion of the unamortized debt issuance costs related to our Term Loan B Facility that we had been amortizing over the expected life of the borrowings.

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $2.9 million in the third quarter of 2019, as compared to $4.8 million in the third quarter of 2018.

Income Tax Expense  Income tax was a benefit of $40.4 million for the three months ended September 30, 2019, as compared to expense of $11.5 million for the three months ended September 30, 2018.  Our effective income tax rate was 24.6% in the third quarter of 2019, as compared to 15.2% in the third quarter of 2018.

Our effective income tax rate for the three months ended September 30, 2019 varies from our effective income tax rate for the three months ended September 30, 2018 primarily due to an income tax benefit of $47.2 million recognized during the third quarter of 2019 as a result of the impairment charge recorded upon reclassifying the assets and liabilities of the U.S. Casting business to held-for-sale.

For the three months ended September 30, 2019 and 2018, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the discrete item described above.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was a loss of $124.2 million in the third quarter of 2019, as compared to income of $63.8 million in the third quarter of 2018. Diluted loss per share was $1.10 in the third quarter of 2019, as compared to diluted earnings per share of $0.55 in the third quarter of 2018. Net income (loss) attributable to AAM and EPS for the third quarters of 2019 and 2018 were primarily impacted by the factors discussed above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Net Sales  Net sales were $5,100.9 million in the first nine months of 2019 as compared to $5,576.3 million in the first nine months of 2018.  Our change in sales in the first nine months of 2019, as compared to the first nine months of 2018, primarily reflects the impact of lower full-size truck sales resulting from the in-sourcing by our largest customer of a portion of a replacement program that launched in the second half of 2018, as well as the impact of customer downtime as a result of program changeovers in the first quarter of 2019 and lower volumes on certain crossover vehicle programs that we support.

Net sales for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, also decreased by approximately $57 million associated with the impact of the GM work stoppage, and $96 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These factors were partially offset by the impact of program launches associated with our new business backlog.

The GM work stoppage continued into the fourth quarter of 2019 and we estimate the full year impact of the GM work stoppage on sales to be approximately $250 million.

Cost of Goods Sold Cost of goods sold was $4,381.7 million in the first nine months of 2019 as compared to $4,661.2 million in the first nine months of 2018. The change in cost of goods sold principally reflects the impact of lower global automotive production volumes, a decrease of approximately $39 million associated with the impact of the GM work stoppage, and a decrease of approximately $96 million related to metal market pass-through costs and the impact of foreign exchange. This was partially offset by the impact of costs associated with program launches from our new business backlog, and an increase in depreciation expense of approximately $21 million as a result of significant program launch activity in 2018.

For the nine months ended September 30, 2019, material costs were approximately 56% of total costs of goods sold as compared to approximately 59% for the nine months ended September 30, 2018.

Gross Profit  Gross profit was $719.2 million in the first nine months of 2019 as compared to $915.1 million in the first nine months of 2018. Gross margin was 14.1% in the first nine months of 2019 as compared to 16.4% in the first nine months of 2018. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

SG&A  SG&A (including R&D) was $274.7 million or 5.4% of net sales in the first nine months of 2019 as compared to $288.6 million or 5.2% of net sales in the first nine months of 2018.  R&D spending was approximately $104.9 million in the first nine months of 2019 as compared to $110.3 million in the first nine months of 2018. The change in SG&A in the first nine months of 2019, as compared to the first nine months of 2018, was primarily attributable to a decrease in R&D spending and lower compensation-related expense.

Amortization of Intangible Assets Amortization expense related to intangible assets for the nine months ended September 30, 2019 was $73.6 million as compared to $74.5 million for the nine months ended September 30, 2018.

Impairment Charge In conjunction with the Casting Sale Agreement, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale in our Condensed Consolidated Balance Sheet as of September 30, 2019. Upon reclassification to held-for-sale in the third quarter of 2019, we recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to fair value less cost to sell.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $36.0 million for the nine months ended September 30, 2019, as compared to $66.8 million for the nine months ended September 30, 2018. As part of our restructuring actions, we incurred severance charges of approximately $10.4 million and $2.3 million, as well as implementation costs, including professional expenses, of approximately $13.1 million and $8.8 million, during the nine months ended September 30, 2019 and 2018, respectively. We expect to incur approximately $30 million to $35 million of total restructuring charges in 2019, including costs incurred under the 2019 Program.

During the nine months ended September 30, 2019, we incurred $12.5 million of integration expenses primarily associated with the ongoing integration of MPG. This compares to $1.2 million of acquisition-related costs and $27.9 million of integration expenses incurred during the nine months ended September 30, 2018. We expect to incur total integration charges of approximately $15 million to $20 million in 2019 as we further the integration of MPG.

Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional fees incurred. Integration expenses reflect costs incurred for information technology systems, ongoing operational activities, and consulting fees incurred in conjunction with acquisitions.

In the first nine months of 2018, we initiated actions to exit operations at manufacturing facilities in our Driveline, Metal Forming and former Powertrain segments. As a result of these actions, we were required to assess the associated long-lived assets for impairment. Based on our analysis, assets that were not to be redeployed to other AAM facilities were determined to be fully impaired resulting in a charge of $26.6 million for the nine months ended September 30, 2018.

Gain on Sale of Business In April 2018, we completed the sale of the aftermarket business associated with our former Powertrain segment for approximately $50 million. As a result, we recorded a $15.5 million pre-tax gain, which is presented in the Gain on sale of business line item of our Condensed Consolidated Statement of Income for the nine months ended September 30, 2018.

Operating Income  Operating income was $109.9 million in the first nine months of 2019 as compared to $500.7 million in the first nine months of 2018.  Operating margin was 2.2% in the first nine months of 2019 as compared to 9.0% in the first nine months of 2018.  The changes in operating income and operating margin were due to factors discussed in Net Sales, Cost of Goods Sold, SG&A, Impairment Charge, Restructuring and Acquisition-Related Costs and Gain on Sale of Business above.

Interest Expense and Investment Income  Interest expense was $163.9 million in the first nine months of 2019 as compared to $162.5 million in the first nine months of 2018.   Investment income was $3.4 million in the first nine months of 2019 as compared to $1.6 million in the first nine months of 2018.

The weighted-average interest rate of our long-term debt outstanding was 5.9% for the nine months ended September 30, 2019 and 5.8% for the nine months ended September 30, 2018. We expect our interest expense for the full year 2019 to be approximately $215 million to $225 million.

Debt Refinancing and Redemption Costs In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment to the Credit Agreement. The First Amendment, among other things, established $340 million in incremental term loan A commitments under the Amended Credit Agreement with a maturity date of July 29, 2024, extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024 and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remain unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness.

In the third quarter of 2019, we expensed $5.1 million for the write-off of the unamortized debt issuance costs related to the existing Term Loan A Facility and a portion of the unamortized debt issuance costs related to our Term Loan B Facility that we had been amortizing over the expected life of the borrowings.

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

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $9.0 million in the first nine months of 2019 as compared to $4.6 million in the first nine months of 2018. The change in other expense, net was primarily attributable to increased net expense associated with the components of net periodic pension and postretirement benefit costs other than service cost.

Income Tax Expense  Income tax was a benefit of $37.4 million for the nine months ended September 30, 2019 as compared to expense of $31.4 million for the nine months ended September 30, 2018.  Our effective income tax rate was 55.7% in the first nine months of 2019 as compared to 9.3% in the first nine months of 2018.

Our effective income tax rate for the nine months ended September 30, 2019 varies from our effective income tax rate for the nine months ended September 30, 2018, primarily due to an income tax benefit of $47.2 million recognized during the nine months ended September 30, 2019 as a result of the impairment charge recorded upon reclassifying the assets and liabilities of the U.S. Casting business to held-for-sale. In addition, as part of the Tax Cuts and Jobs Act in 2017, a one-time transition tax (Transition Tax) was imposed on certain foreign earnings for which U.S. income tax was previously deferred. The Department of Treasury and Internal Revenue Service issued final regulations on February 5, 2019 regarding the Transition Tax, which changed the manner in which we are required to compute the Transition Tax when it is recognized over a two-year period. The application of the final regulations resulted in a $9.3 million income tax benefit, which has been recorded in the nine months ended September 30, 2019, the period in which the final regulations were issued.

Our effective income tax rate for the nine months ended September 30, 2018 was impacted by certain discrete income tax items recognized during this period. During the first nine months of 2018, we recognized a discrete tax benefit as a result of finalizing an advance pricing agreement in a foreign jurisdiction, which resulted in a reduction of our liability for unrecognized income tax benefits and related interest and penalties of $20.0 million. Also in the first nine months of 2018, we recognized a discrete tax expense related to the sale of the aftermarket business associated with our former Powertrain segment.

For the nine months ended September 30, 2019 and 2018, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the discrete items described above.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was a loss of $30.1 million in the first nine months of 2019 as compared to income of $304.3 million in the first nine months of 2018. Diluted EPS was a loss of $0.27 per share in the first nine months of 2019 as compared to earnings of $2.63 per share in the first nine months of 2018.

Net income (loss) attributable to AAM and EPS for the first nine months of 2019 and 2018 were primarily impacted by the factors discussed above.

SEGMENT REPORTING

In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain segment, with a portion moving to our Driveline segment and a portion moving to our Metal Forming segment. As a result, our business is now organized into Driveline, Metal Forming and Casting segments, with each representing a reportable segment under ASC 280 Segment Reporting. The Powertrain amounts previously reported for the three and nine months ended September 30, 2018 have been reclassified to Driveline and Metal Forming.

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

The following table represents sales by reportable segment for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Driveline	$1,146.7	$1,228.2	$3,422.5	$3,718.6
Metal Forming	476.6	509.0	1,444.1	1,581.7
Casting	209.0	219.1	655.0	701.3
Eliminations	(154.9)	(139.3)	(420.7)	(425.3)
Net Sales	$1,677.4	$1,817.0	$5,100.9	$5,576.3

The change in Driveline sales for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily reflects the impact of the GM work stoppage, and a reduction of approximately $27 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in Driveline sales for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily reflects the impact of lower full-size truck sales resulting from the in-sourcing by our largest customer of a portion of a replacement program that launched in the second half of 2018, as well as lower volumes on certain crossover vehicle programs that we support. Driveline sales for the nine months ended September 30, 2019 were also negatively impacted by the GM work stoppage, and by approximately $70 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. This was partially offset by the impact of program launches associated with our new business backlog.

The change in net sales in our Metal Forming segment in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, reflect lower global automotive production volumes, as well as a reduction in intersegment sales to our Driveline segment due to the factors discussed for Driveline above. Also for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, Metal Forming sales were negatively impacted by approximately $17 million and $26 million, respectively, associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in net sales in our Casting segment in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, reflect lower production volumes, partially offset by price increases to customers of approximately $6 million for the three months and $9 million for the nine months ended September 30, 2019.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain on the sale of a business, impairment charges and non-recurring items.

The amounts for Segment Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Driveline	$171.6	$176.9	$461.7	$570.9
Metal Forming	80.4	83.6	253.7	306.0
Casting	13.8	14.5	61.4	63.0
Total segment adjusted EBITDA	$265.8	$275.0	$776.8	$939.9

For the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to lower global automotive production volumes, as well as a decrease associated with the GM work stoppage. This was partially offset by approximately $8 million associated with lower net manufacturing costs.

For the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to lower global automotive production volumes, as well as the impact of a change in product mix due to customer downtime as a result of program changeovers in the first quarter of 2019, and the impact of the GM work stoppage.

The change in Metal Forming Segment Adjusted EBITDA for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily attributable to lower global automotive production volumes, partially offset by approximately $5 million associated with lower net manufacturing costs. For the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, the change in Segment Adjusted EBITDA for the Metal Forming segment was primarily attributable to lower global automotive production volumes, as well as an increase in net manufacturing costs, including higher material, freight and tariff costs, of approximately $10 million.

The change in Casting Segment Adjusted EBITDA for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018 was primarily attributable to lower production volumes, offset by the impact of price increases to customers.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain on the sale of a business, impairment charges and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(124.1)	$64.0	$(29.7)	$304.8
Interest expense	54.3	54.9	163.9	162.5
Income tax expense (benefit)	(40.4)	11.5	(37.4)	31.4
Depreciation and amortization	134.2	132.9	411.5	390.9
EBITDA	$24.0	$263.3	$508.3	$889.6
Restructuring and acquisition-related costs	11.7	11.7	36.0	66.8
Debt refinancing and redemption costs	5.1	—	7.5	14.6
Impairment charge	225.0	—	225.0	—
Gain on sale of business	—	—	—	(15.5)
Non-recurring items:
Gain on settlement of capital lease	—	—	—	(15.6)
Total segment adjusted EBITDA	$265.8	$275.0	$776.8	$939.9

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures and working capital requirements, in addition to advancing our strategic initiatives.  We believe that operating cash flow, available cash and cash equivalent balances and available borrowing capacity under our credit facilities will be sufficient to meet these needs.

Operating Activities  In the first nine months of 2019, net cash provided by operating activities was $378.6 million as compared to $513.2 million in the first nine months of 2018.  The following factors impacted cash from operating activities in the first nine months of 2019 as compared to the first nine months of 2018:

Accounts receivable For the nine months ended September 30, 2019, we experienced an increase in cash flow from operating activities of approximately $140 million related to the change in our accounts receivable balance from December 31, 2018 to September 30, 2019, as compared to the change in our accounts receivable balance from December 31, 2017 to September 30, 2018. This change was primarily attributable to lower sales, as well as the timing of payments related to customer receivables.

Inventories For the nine months ended September 30, 2019, we experienced an increase in cash flow from operating activities of approximately $86 million related to the change in our inventories balance from December 31, 2018 to September 30, 2019, as compared to the change in our inventories balance from December 31, 2017 to September 30, 2018. This change was primarily the result of increased levels of inventories as of September 30, 2018 in preparation for program changeovers and new launch activity that occurred in the second half of 2018. As of September 30, 2019, inventories have decreased as the program changeovers and new launch activity have transitioned into production, and as a result of inventory reduction initiatives in 2019.

Accounts payable and accrued expenses For the nine months ended September 30, 2019, we experienced a decrease in cash flow from operating activities of approximately $180 million related to the change in our accounts payable and accrued expenses balances from December 31, 2018 to September 30, 2019, as compared to the change in our accounts payable and accrued expenses balances from December 31, 2017 to September 30, 2018. This change was attributable primarily to accounts payable and was the result of increased levels of accounts payable as of September 30, 2018 in preparation for program changeovers and new launch activity that occurred in the second half of 2018. As of September 30, 2019, there has been a decrease in accounts payable primarily associated with the decrease in inventories as discussed above.

Interest paid Interest paid in the first nine months of 2019 was $136.3 million, as compared to $127.8 million in the first nine months of 2018.

Restructuring and acquisition-related costs For the full year 2019, we expect restructuring and acquisition-related payments in cash flows from operating activities to be between $55 million and $65 million, and we expect the timing of cash payments to approximate the timing of charges incurred.

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

Investing Activities  In the first nine months of 2019, net cash used in investing activities was $335.5 million as compared to $343.3 million for the nine months ended September 30, 2018. Capital expenditures were $335.3 million in the first nine months of 2019 as compared to $391.8 million in the first nine months of 2018. We expect our capital spending in 2019 to be approximately 7% of sales, which includes support for our global program launches in 2019 and 2020 within our new and incremental business backlog, as well as program capacity increases and future launches of replacement programs.

In the second quarter of 2019, we made a payment of $2.2 million as part of our investment in the Liuzhou Wuling joint venture that was formed in 2018. We expect to make additional payments totaling approximately $8 million as part of this investment during the fourth quarter of 2019.

In the first nine months of 2018, we completed the sale of the aftermarket business associated with our Powertrain segment. As a result of this sale, we received net proceeds of approximately $47 million.

Financing Activities  In the first nine months of 2019, net cash used in financing activities was $140.1 million, as compared to net cash used in financing activities of $99.5 million in the first nine months of 2018. The following factors impacted cash from financing activities in the first nine months of 2019 as compared to the first nine months of 2018:

Senior Secured Credit Facilities In 2017, Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto. The Credit Agreement included a $100.0 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $932 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities).

In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment (First Amendment) to the Credit Agreement (as amended by the First Amendment, the Amended Credit Agreement). The First Amendment, among other things, established $340 million in incremental term loan A commitments under the Amended Credit Agreement with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024 and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remain unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness. In the third quarter of 2019, we paid $3.3 million of debt issuance costs related to this First Amendment.

At September 30, 2019, we had $890.8 million available under the Revolving Credit Facility. This availability reflects a reduction of $34.2 million for standby letters of credit issued against the facility. The borrowings under the Revolving Credit Facility are used for general corporate purposes.

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

Settlement of Capital Lease Obligation In the third quarter of 2018, we paid $6.6 million related to the settlement of a capital lease obligation that we had recognized as a result of the acquisition of MPG.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2019, $107.8 million was outstanding under our foreign credit facilities, as compared to $127.1 million at December 31, 2018. At September 30, 2019, an additional $93.7 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $7.5 million in the first nine months of 2019 to $209.3 million as compared to $201.8 million at year-end 2018, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

CRITICAL ACCOUNTING ESTIMATES

Subsequent to the disaggregation of our Powertrain reporting unit into the Driveline and Metal Forming reporting units in the first quarter of 2019, the fair value of our Metal Forming reporting unit exceeded its carrying value by approximately 11%. Fair value of the reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting unit, and appropriate discount and long-term growth rates.

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

AAM's critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2018 and did not materially change during the nine months ended September 30, 2019.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances.  We have made, and anticipate continuing to make, capital and other expenditures, including recurring administrative costs, to comply with environmental requirements.  Such expenditures were not significant in the third quarter of 2019.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  At September 30, 2019, we had currency forward contracts with a notional amount of $191.5 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $17.5 million at September 30, 2019 and was approximately $17.1 million at December 31, 2018.

In the third quarter of 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At September 30, 2019, the notional amount of the fixed-to-fixed cross-currency swap was $217.9 million. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $21.8 million at September 30, 2019.

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

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at September 30, 2019) on our long-term debt outstanding, would be approximately $6.9 million at September 30, 2019 and was approximately $8.2 million at December 31, 2018, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2019.

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

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(in millions)
July 1 - July 31, 2019	—	$—	—	$—
August 1 - August 31, 2019	—	—	—	—
September 1 - September 30, 2019	—	—	—	—
Total	—	$—	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
November 1, 2019