Form 10-K
period 2019-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2020-02-14
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 1-14303

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware			38-3161171
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

One Dauch Drive,	Detroit,	Michigan	48211-1198
(Address of principal executive offices)			(Zip Code)

313-758-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	AXL	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer   ☒         Accelerated filer  ☐         Non-accelerated filer   ☐         Smaller reporting company   ☐         Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2019 as reported on the New York Stock Exchange was $12.76 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $1,421.6 million. As of February 11, 2020, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 112,544,942 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2019 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 7, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2019, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2019

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

Narrative Description of Business

Company Overview

We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline and metal forming products that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ over 20,000 associates, operating at nearly 80 facilities in 17 countries, to support our customers on global and regional platforms with a focus on operational excellence, quality and technology leadership.

In the first quarter of 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. The activity occurred through the disaggregation of our former Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to further the integration of MPG, align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business.

In the fourth quarter of 2019, we completed the sale of the U.S. operations of our Casting segment (the Casting Sale). The Casting Sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now included in our Driveline segment.

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 37% of our consolidated net sales in 2019, 41% in 2018, and 47% in 2017.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from our Metal Forming segment. Sales to FCA were approximately 17% of our consolidated net sales in 2019, 13% in 2018 and 14% in 2017.

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

•
AAM received the 2018 GM Supplier of the Year Award, which is awarded to suppliers that consistently exceed GM's expectations, create outstanding value or bring new innovations to GM. This was the third consecutive year that we received this award.

•	We also received Ford's World Excellence Award for Sustainability in 2019, which recognizes top-performing suppliers for their contributions to Ford's success.

•
During 2019, we launched nearly 50 programs across our business units, supporting a variety of customers including GM, FCA, Ford, and Mercedes-AMG. In 2020, we expect to launch approximately 15 new and replacement programs across our business units.

•
We continue to deliver operational excellence by leveraging our global standards, policies and best practices across all disciplines through the use of the AAM Operating System. We use this system to focus on customer satisfaction, lean production and efficient cost management, which allows us to improve quality, eliminate waste, and reduce lead time and total costs globally.

•
We have established a cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint to increase our presence in global growth markets, support global product development initiatives and establish regional cost competitiveness.

•
Our business is vertically integrated to reduce cost and mitigate risk in the supply chain. Retention of our El Carmen, Mexico manufacturing facility as part of the Casting Sale, as well as our acquisitions of MPG and USM Mexico Manufacturing LLC (USM Mexico) in 2017 furthered our efforts to vertically integrate the supply chain and helped ensure continuity of supply for certain parts to our largest manufacturing facility.

Maintaining our high quality standards, which are the foundation of our product durability and reliability.

•	AAM has an enhanced internal quality assurance system that drives continuous improvement to meet and exceed the growing expectations of our OEM customers.

•
In 2019, we had eleven facilities globally that were awarded the GM Supplier Quality Excellence Award for outstanding quality performance during the 2018 performance year. For our Changshu Manufacturing Facility in China, it was the fifth consecutive year that they earned this award.

•	Our Ramos, Mexico facility was awarded the FCA Outstanding Quality Award in 2019 for the 2018 performance year.

•	Several other facilities were recognized for outstanding quality performance by OEMs such as Daimler, Hino and Ashok Leyland.

Achieving technology leadership by delivering innovative products which improve the diversification of our product portfolio while increasing our total global served market.

•
AAM's significant investment in research and development (R&D) has resulted in the development of advanced technology products designed to assist our customers in meeting the market demands for advanced, sophisticated electronic controls; improved fuel efficiency; lower emissions; enhanced power density; improved safety, ride and handling performance; and enhanced reliability and durability.

•
Located at our Trollhättan Technical Center (TTC) in Sweden, our e-AAM subsidiary designs and commercializes battery electric and hybrid driveline systems designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. To date, our e-AAM™ hybrid and electric driveline systems have been awarded multiple contracts. During 2018, e-AAM's front and rear eDrive units began production on the Jaguar I-Pace AWD Crossover, which was named the World Car of the Year and World

Green Car in 2019. For this vehicle content, AAM was named as a finalist for the 2020 Automotive News PACE Award, which recognizes supplier advances in automotive technologies and processes that have reached the market. Another e-AAM program is for a premium European OEM and is expected to launch in 2020.

•
AAM's EcoTrac® Disconnecting AWD system (EcoTrac® ) is a fuel-efficient driveline system that provides OEMs the option of an all-wheel-drive system that disconnects when not needed to improve fuel efficiency and reduce CO2 emissions compared to conventional AWD systems. In 2018, AAM launched the next generation of our EcoTrac® Disconnecting AWD system (EcoTrac® Gen II), which is smaller, lighter in weight and more efficient. AAM's EcoTrac® and EcoTrac® Gen II are featured on several global crossover platforms, including GM's Chevrolet Equinox and GMC Terrain, FCA's AWD Jeep Cherokee and its derivatives, as well as the Cadillac XT4 and the Ford Edge and Escape.

•
AAM has established a high-efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technologies. As our customers focus on reducing weight through the use of aluminum and other lightweighting alternatives, AAM is well positioned to offer innovative, industry leading solutions. Our portfolio includes high-efficiency axles, aluminum axles and AWD applications. AAM's QuantumTM lightweight axle technology features a revolutionary design, which offers significant mass reduction and increased fuel economy and efficiency that is scalable across multiple applications without loss of performance or power.

•
In our Metal Forming segment, we have developed forged axle tubes, which deliver significant weight and cost reductions as compared to the traditional welded axle tubes. These forged axle tubes entered production on a program for a major OEM customer in 2019.

•
AAM's Advanced Technology Development Center (ATDC) at our Detroit campus, allows us to accelerate technological advancements. This state-of-the-art facility is our center for technology benchmarking, prototype development, advanced technology development, supplier collaboration, customer showcasing and associate training on our future products, processes, and systems. Our Rochester Hills Technical Center (RHTC) works with the ATDC to test and validate new and advanced technologies focused on lightweighting, efficiency and vehicle performance using enhanced diagnostic and hardware assessment capabilities. Additionally, our hybrid and electric driveline center of excellence at our TTC is key to assisting our customers in meeting demand for technology advancement, as well as fuel efficiency and emission standards.

Diversification of Customer, Product and Geographic Sales Mix

Another element of building value for our key stakeholders is the diversification of our business through the growth of new and existing customer relationships and expansion of our product portfolio.

•
In addition to maintaining and building upon our longstanding relationships with GM and FCA, we are focused on generating profitable growth with new and existing global customers. New business launches in 2019 included key customers such as Ford, Mercedes-AMG and Geely Auto Group.

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

•
As our customers design their products for global markets, they will continue to require global support from their suppliers. For this reason, it is critical that we maintain a global presence in these markets in order to remain competitive for new contracts. In an effort to expand our global capabilities, we opened an updated and expanded manufacturing facility in Barcelona, Spain, and began construction on a new European headquarters and engineering center in Langen, Germany during 2019.

•
In 2019, we invested approximately $10 million in our joint venture (JV) that was formed in 2018 with Liuzhou Wuling Automobile Industry Co., Ltd. (Liuzhou AAM), a subsidiary of Guangxi Automotive Group Co., Ltd. This is in addition to our existing JV with Hefei Automobile Axle Co., Ltd. (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automotive Group Co., Ltd.), which includes 100% of HAAC's light commercial axle business. Liuzhou AAM manufactures independent rear axles and driveheads to be used on crossovers, including SUVs, minivans and multi-purpose vehicles, and was awarded a customer contract in 2019 for its hybrid and electric driveline systems technology. HAAC supplies front and rear beam axles to several leading Chinese light truck manufacturers, including JAC and Foton (Beiqi Foton Motor Co., Ltd.). These joint ventures continue to be a strong advantage for building relationships with leading Chinese manufacturers.

Competition

We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain vertically integrated OEMs. Technology, design, quality and cost are the primary elements of competition in our industry segments. In addition to traditional competitors in the automotive sector, the trend toward electrification and advanced electronic integration has increased the level of new market entrants.

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

Our gross new and incremental business backlog is approximately $750 million for programs launching from 2020 to 2022. In 2018, our gross new and incremental business backlog was approximately $1.25 billion for programs launching from 2019 to 2021.

Of this $750 million gross new and incremental business backlog, approximately 45% is for end-use markets outside of North America, approximately 70% relates to light trucks, including crossover vehicles and SUVs, and approximately 10% relates to our e-AAM™ hybrid and electric driveline systems technology.

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

Litigation and Environmental Matters

We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, tax or contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2019, 2018 and 2017.

Associates

We employ over 20,000 associates on a global basis (including our joint venture affiliates) of which approximately 7,000 are employed in the U.S. and approximately 13,000 are employed at our foreign locations. Approximately 5,000 are salaried associates and approximately 15,000 are hourly associates. Of the 15,000 hourly associates, approximately 72% are covered under collective bargaining agreements with various labor unions.

Executive Officers of the Registrant

Name	Age	Position
David C. Dauch	55	Chairman of the Board & Chief Executive Officer
Michael K. Simonte	56	President
David E. Barnes	61	Vice President & General Counsel
Gregory S. Deveson	58	President - Driveline
Terri M. Kemp	54	Vice President - Human Resources
Michael J. Lynch	55	Vice President - Finance & Controller
Christopher J. May	50	Vice President & Chief Financial Officer
Norman Willemse	63	President - Metal Forming

David C. Dauch, age 55, has been AAM's Chief Executive Officer since September 2012. Mr. Dauch has served on AAM's Board of Directors since April 2009 and was appointed Chairman of the Board in August 2013. From September 2012 through August 2015, Mr. Dauch served as AAM’s President & CEO. Prior to that, Mr. Dauch served as President & Chief Operating Officer (2008 - 2012) and held several other positions of increasing responsibility from the time he joined AAM in 1995. Presently, he serves on the boards of Business Leaders for Michigan, the Detroit Economic Club, the Detroit Regional Chamber, the Great Lakes Council Boy Scouts of America, the Boys & Girls Club of Southeast Michigan, the National Association of Manufacturers (NAM), the Original Equipment Suppliers Association (OESA), Amerisure Mutual Holdings, Inc. and the Amerisure Companies (since December 2014). Mr. Dauch also serves on the Miami University Business Advisory Council, the General Motors Supplier Council and the FCA NAFTA Supplier Advisory Council.

Michael K. Simonte, age 56, has been President since August 2015. Mr. Simonte previously served as Executive Vice President & Chief Financial Officer (since February 2009); Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Mr. Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining AAM, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

David E. Barnes, age 61, has been General Counsel and Corporate Secretary since joining AAM in 2012, and became a Vice President in 2017. In addition to his responsibilities as General Counsel and Corporate Secretary, he also serves as the Chief Compliance Officer of AAM. Prior to joining AAM, Mr. Barnes served as Executive Vice President, General Counsel and Secretary for Atlas Oil Company. He has held various positions during his career at Ford Motor Company, Dykema Gossett and Venture Holdings LLC, after beginning his career at Honigman, Miller, Schwartz and Cohn. Mr. Barnes holds a juris doctor degree.

Gregory S. Deveson, age 58, has been President - Driveline since January 2019. Prior to that, he served as President - Powertrain since joining AAM in April 2017. Prior to joining AAM, Mr. Deveson served as Senior Vice President of the Driveline Systems Group at Magna Powertrain from 2008 to 2016. Over his 25-year automotive and manufacturing career, Mr. Deveson has managed business operations, strategic opportunities, product engineering, purchasing and quality for multiple organizations.

Terri M. Kemp, age 54, has been Vice President - Human Resources since September 2012. Prior to that, she served as Executive Director - Human Resources & Labor Relations (since November 2010), Executive Director - Human Resources (since September 2009), Director - Human Resources Operations (since October 2008), and served in various plant and program management roles since joining AAM in July 1996. Prior to joining AAM, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 55, has been Vice President - Finance & Controller since February 2017. Prior to that, he served as Vice President - Driveline Business Performance & Cost Management (since May 2015); Vice President - Finance & Controller (since September 2012); Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance (since June 2003); Manager - Finance, Forging Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining AAM, Mr. Lynch served at Stellar Engineering for nine years in various capacities.

Christopher J. May, age 50, has been Vice President & Chief Financial Officer since August 2015. Prior to that, he served as Treasurer (since December 2011); Assistant Treasurer (since September 2008); Director of Internal Audit (since September 2005); Divisional Finance Manager - Metal Formed Products (since June 2003); Finance Manager - Three Rivers Manufacturing Facility (since August 2000); Manager, Financial Reporting (since November 1998) and Financial Analyst since joining AAM in 1994. Prior to joining AAM, Mr. May served as a Senior Accountant for Ernst & Young. Mr. May is a certified public accountant.

Norman Willemse, age 63, has been President - Metal Forming since August 2015. Prior to that, he served as Vice President - Metal Formed Product Business Unit (since December 2011); Vice President - Global Metal Formed Product Business Unit (since October 2008); Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining AAM in August 2001). Prior to joining AAM, Mr. Willemse served at AS Transmissions & Steering (ASTAS) for seven years as Executive Director Engineering Group Manager Projects and Engineering and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

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

Sales to GM were approximately 37% of our consolidated net sales in 2019, 41% in 2018, and 47% in 2017. A reduction in our sales to GM, or a reduction by GM of its production of light truck, SUV or crossover vehicle programs that we support, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

Sales to FCA accounted for approximately 17% of our consolidated net sales in 2019, 13% in 2018 and 14% in 2017. A reduction in our sales to FCA or a reduction by FCA of its production of the programs we support, as a result of market share losses of FCA or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

The markets in which we compete are highly competitive. Our competitors include manufacturing facilities controlled by OEMs, as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply. In addition to traditional competitors in the automotive sector, the trend towards advanced electronic integration and electrification has increased the level of new market entrants, including technology companies. Some of our competitors are affiliated with OEMs and others could have economic advantages as compared to our business, such as patents, existing underutilized capacity and lower wage and benefit costs. Technology, design, quality, delivery and cost are the primary elements of competition in our markets. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce costs. These strategies include supply base consolidation, OEM in-sourcing and global sourcing. Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not possess. Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

If we are unable to respond timely to changes in technology and market innovation, we risk not being able to develop our intellectual property into commercially viable products.

Our results of operations and financial condition are impacted, in part, by our competitive advantage in developing, engineering, and manufacturing innovative products. Our ability to anticipate changes in technology, successfully develop, engineer, and bring to market new and innovative proprietary products, or successfully respond to evolving business models (including electric vehicle advances), may have a significant impact on our market competitiveness. If we are unable to maintain our competitive advantage through innovation, or if we do not sustain our ability to meet customer requirements relative to technology, there could be a material adverse effect on our results of operations and financial condition.

Our business is dependent on certain global automotive market segments.

A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms and AWD crossover vehicle platforms in North America, Europe and Asia. Sales and production levels of these vehicle platforms can be affected by many factors, including changes in consumer demand; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; vehicle electricification; and government regulations. Reduced demand in the market segments we currently supply could have a material adverse impact on our results of operations and financial condition.

Our company's global operations are subject to risks and uncertainties, including tariffs and trade relations.

As U.S. companies continue to expand globally, increased complexity exists due to recent changes to corporate tax codes, potential revisions to international tax law treaties, renegotiated trade agreements, including the ratification of the United States-Mexico-Canada trade agreement (USMCA) or other potential changes to the North American Free Trade Agreement (NAFTA), and the United Kingdom's exit from the European Union. These uncertainties, as well as the potential impacts of these agreements, could have a material adverse effect on our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

We have business and technical offices and manufacturing facilities in multiple countries outside the United States. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, tariffs or import restrictions, nationalization, immigration policies, expropriation and other governmental action. Our global operations also may be adversely affected by political events, domestic or international terrorist events and hostilities, natural disasters and significant weather events, disruptions in the global financial markets, or public health crises, such as pandemic or epidemic illness.

Our business is dependent on our Guanajuato Manufacturing Complex.

A high concentration of our global business is supported by our Guanajuato Manufacturing Complex (GMC) in Mexico. GMC represents a significant portion of our net sales, profitability and cash flow from operations and we expect GMC to continue to represent a substantial portion of these metrics for the foreseeable future. A significant disruption to our GMC operations, as a result of changes in trade agreements between Mexico and the U.S. (including USMCA or NAFTA), tariffs, labor disputes, natural disaster or otherwise, could have a material adverse impact on our results of operations and financial condition.

Negative or unexpected tax consequences, as well as possible changes in foreign and domestic tax laws could adversely affect our results of operations and financial condition.
There have been recent global proposals brought forward by the Organisation for Economic Co-operation and Development (OECD) alongside the Group of Twenty (G-20), for tax jurisdictions to evaluate the potential reform of longstanding corporate tax law principles and treaties that could adversely affect multi-national companies. Although the OECD does not enact tax law, proposals like this or others that lead to substantial changes in enacted tax laws and treaties, such as the 2020 Mexican Tax Reform and the Tax Cuts and Jobs Act signed into law in the United States in 2017, could have a material adverse impact on our results of operations and financial condition.
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

A failure of our information technology (IT) networks and systems could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal or confidential information in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our business operations. We cannot be certain that the security measures we have in place to protect these systems and data will be successful or sufficient to protect our IT systems from current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed or lost. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, the disruption of our operations or damage to our reputation. We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our business could be adversely affected by the cyclical nature of the automotive industry.

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors, such as credit availability, interest rates, fuel prices, consumer preference and confidence. Our business may be adversely affected by an economic decline or fiscal crisis that results in a reduction of automotive production and sales by our customers.

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

Our acquisitions of MPG and USM Mexico in 2017 significantly increased the carrying value of our goodwill and other intangible assets, and resulted in a change to our organizational structure from one reporting unit to multiple reporting units. As such, the threshold for analyzing impairment of goodwill has been reduced from an evaluation of the carrying value of our consolidated operations and its related fair value, to an analysis performed across multiple reporting units. This could potentially provide greater risk that goodwill becomes impaired in future operating periods. Further, changes in market comparables, discount rates or long-term growth rates, as a result of a change in economic conditions or otherwise, could result in goodwill impairment in future operating periods. The increase to goodwill and other intangible asset balances in connection with these acquisitions provides a greater chance that an impairment of these assets would have a material adverse effect on our results of operations and financial condition.

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

Certain of our customers are preparing to launch new product programs for which we will supply newly developed products and related components.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or other future product programs on a timely and cost efficient basis.  Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities.  We may also experience difficulties with the performance of our supply chain on program launches, which could result in our inability to meet our contractual obligations to key customers. Production shortfalls or production delays, if any, could result in our failure to effectively manage our manufacturing costs relating to these program launches. In addition, our customers may delay the launch or fail to successfully execute the launch of these new product programs, or any additional future product program for which we will supply products. Our revenues, operating results and financial condition could be adversely impacted if our customers fail to timely launch such programs or if we are unable to manage the timing requirements and costs of new product program launches.

Our business could be adversely affected if we, our customers, or our suppliers fail to maintain satisfactory labor relations.

A significant portion of our hourly associates worldwide, as well as the workforces of our customers and suppliers, are members of industrial trade unions employed under the terms of collective bargaining agreements. There can be no assurance that future negotiations with labor unions will be resolved favorably or that we, our customers or suppliers will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

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

Our supply chain, as well as our customers' supply chain, is also at risk of unanticipated events such as natural disasters, changes in governmental regulations and trade agreements (including USMCA or NAFTA), or financial or operational instability of suppliers that could cause a disruption in the supply of critical components to us and our customers. A significant disruption in the supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our restructuring initiatives may not achieve their intended outcomes.

We have initiated restructuring actions in recent years to reduce cost and realign certain areas of our business and could initiate further restructuring actions in future periods. There can be no assurance that such restructuring initiatives will successfully achieve the intended outcomes, or that the charges related to such initiatives will not have a material adverse effect on our results of operations and financial condition.

As part of our strategic initiatives, we are actively assessing our product portfolio. As a result, we have divested certain operations and may pursue additional plans to divest certain operations in future periods. Our results of operations or financial condition could be adversely affected if we initiate a divestiture and it is not completed in accordance with our expected timeline, or at all, or if we do not realize the expected benefits of the divestiture.

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

Our business could be adversely affected by volatility in the price or availability of raw materials, utilities and natural resources.

We may experience volatility in the cost or availability of raw materials used in production, including steel and other metallic materials, and resources used in electronic components, or in the cost or availability of utilities and natural resources used in our operations, such as electricity, water and natural gas. If we are unable to pass such cost increases on to our customers, or are otherwise unable to mitigate these cost increases, or if we are unable to obtain adequate supply of raw materials, utilities and natural resources, this could have a material adverse effect on our results of operations and financial condition.

We may be unable to consummate and successfully integrate acquisitions and joint ventures.

Engaging in acquisitions and joint ventures involves potential risks, including financial risks, risks related to integrating enterprise resource planning systems, and failure to successfully integrate and fully realize the expected benefits of such acquisitions and joint ventures. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage integrations successfully. As we continue to expand globally and accelerate our diversification efforts, we may pursue strategic growth initiatives, including through acquisitions and joint ventures. An inability to successfully achieve the levels of organic and inorganic growth from our strategic initiatives could adversely impact our results of operations and financial condition.

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

We have incurred substantial indebtedness.

We have incurred substantial indebtedness and related debt service obligations, which could have important consequences, including:

•	reduced flexibility in planning for, or reacting to, changes in our business, the competitive environment and the markets in which we operate, and to technological and other changes;

•	reduced access to capital and increasing borrowing costs generally or for any additional indebtedness to finance future operating and capital expenditures and for general corporate purposes;

•	lowered credit ratings;

•	reduced funds available for operations, capital expenditures and other activities; and

•	competitive disadvantages relative to other companies with lower debt levels.

Our Senior Secured Credit Facilities, comprised of our Revolving Credit Facility, as well as our Term Loan A Facility due 2024 and Term Loan B Facility (secured on a first priority basis by all or substantially all of the assets of AAM, Inc., the assets of Holdings and each guarantor's assets), and our senior unsecured notes, contain customary affirmative and negative covenants. Some, or with respect to certain covenants, all of these agreements include financial covenants based on total net leverage and cash interest expense coverage ratios and limitations on Holdings, AAM Inc, and their restricted subsidiaries to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets. A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders, as applicable, to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with the senior secured credit facilities.  A default or acceleration under the senior secured credit facilities or the indentures governing the senior unsecured notes may result in increased capital costs and defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

The available capacity under our Revolving Credit Facility could be limited by our total net leverage ratio under certain conditions. An increase in net leverage ratio, as a result of decreased earnings or otherwise, could result in reduced access to capital under our Revolving Credit Facility.

The interest rates included in the agreements that govern our Senior Secured Credit Facilities and certain of our derivative financial instruments are based primarily on the London Interbank Offered Rate (LIBOR). In the future, use of LIBOR is expected to be discontinued and we cannot be certain how long LIBOR will continue to be a viable benchmark interest rate. Use of alternative interest rates could result in increased borrowing costs, volatility in the markets and interest rates. As a result, our ability to obtain cost effective financing associated with our Senior Secured Credit Facilities or otherwise could be adversely affected.

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

Our success depends, in part, on the efforts of our executive officers and other key associates, such as engineers and global operational leadership. In addition, our future success will depend on, among other factors, our ability to continue to attract and retain qualified personnel, particularly engineers and other associates with critical expertise and skills that support key customers and products. The loss of the services of our executive officers or other key associates, unexpected turnover, or the failure to attract or retain associates, could have a material adverse effect on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below summarizes our global manufacturing locations and administrative, engineering or technical locations:

North America		Europe		Asia	South America
United States		Czech Republic	Luxembourg	China	Brazil
Paris, AR (b)	Litchfield, MI (a)	Oslavany (b)	Steinfort (c)	Changshu (a)	Araucária (a)
Subiaco, AR (b)	Oxford, MI (b)	Zbysov (b)	Poland	Hefei (JV) (a)	Indaiatuba (b)
Bolingbrook, IL (b)	Rochester Hills, MI (c)	England	Świdnica (a)	Huzhou City (JV) (b)
Chicago, IL (b)	Royal Oak, MI (b)	Halifax (a)	Scotland	Shanghai (c)
Bluffton, IN (a)	Southfield, MI (b), (c)	France	Glasgow (a)	Suzhou (a), (b)
Columbus, IN (b)	Three Rivers, MI (a)	Decines (a)	Spain	India
Fort Wayne, IN (b)	Troy, MI (b)	Lyon (a)	Barcelona (a)	Chennai (a)
Fremont, IN (a)	Warren, MI (b)	Germany	Valencia (b)	Jamshedpur (JV) (a)
North Vernon, IN (b)	Malvern, OH (b)	Bad Homburg (c)	Sweden	Pune (a), (c)
Remington, IN (b)	Minerva, OH (b)	Dieburg (c)	Arjeplog (c)	Japan
Rochester, IN (a)	Twinsburg, OH (b)	Eisenach (a)	Trollhättan (c)	Tokyo (c)
Auburn Hills, MI (b)	Ridgway, PA (b)	Nurnberg (b)		South Korea
Detroit, MI (a), (c)	St. Mary's, PA (b)	Zell (b)		Pyeongtaek (a)
Fraser, MI (b)	Charleston, SC (a)			Thailand
Mexico				Rayong (a)
El Carmen (a)	Silao (a), (b)
Ramos Arizpe (a), (b)
(a) Location supports the Driveline segment. (b) Location supports the Metal Forming segment. (c) Administrative, engineering or technical location.

We believe that our property and equipment is properly maintained and in good operating condition. We will continue to evaluate capacity requirements in light of current and projected market conditions. We also intend to continue redeploying assets in order to increase our capacity utilization and reduce future capital expenditures to support program launches.

Item 3.	Legal Proceedings

We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, tax or contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2019, 2018 and 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.” We had approximately 184 stockholders of record as of February 11, 2020.

Dividends

We did not declare or pay any cash dividends on our common stock in 2019. Our Credit Agreement associated with our Senior Secured Credit Facilities limits our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6. Selected Financial Data

FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY
Year Ended December 31,

	2019		2018		2017		2016		2015
	(in millions, except per share data)
Statement of operations data
Net sales	$6,530.9		$7,270.4		$6,266.0		$3,948.0		$3,903.1
Gross profit	902.6		1,140.4		1,119.1		726.1		635.4
Selling, general and
administrative expenses	364.7		385.7		390.1		314.2		274.1
Amortization of intangible assets	95.4		99.4		75.3		5.0		3.2
Impairment charges	665.0	(a)	485.5	(e)	—		—		—
Restructuring and acquisition-related costs	57.8		78.9		110.7		26.2		—
Gain (loss) on sale of business	(21.3)	(b)	15.5	(f)	—		—		—
Operating income (loss)	(301.6)		106.4		543.0		380.7		358.1
Net interest expense	211.5		214.3		192.7		90.5		96.6
Gain on bargain purchase of business	10.8	(c)	—		—		—		—
Gain on settlement of capital lease	—		15.6	(g)	—		—		—
Net income (loss)	(484.1)	(d)(h)(i)	(56.8)	(h)(i)	337.5	(h)(i)	240.7	(h)	235.6	(i)
Net income (loss) attributable to AAM	(484.5)	(d)(h)(i)	(57.5)	(h)(i)	337.1	(h)(i)	240.7	(h)	235.6	(i)
Diluted earnings (loss) per share	$(4.31)		$(0.51)		$3.21		$3.06		$3.02

Balance sheet data
Cash and cash equivalents	$532.0		$476.4		$376.8		$481.2		$282.5
Total assets	6,644.6		7,510.7		7,882.8		3,422.3	(j)	3,176.9	(j)
Total long-term debt, net	3,612.3		3,686.8		3,969.3		1,400.9		1,375.7
Total AAM stockholders' equity	977.6		1,483.9		1,536.0		504.2	(j)	275.7	(j)
Dividends declared per share	—		—		—		—		—

Statement of cash flows data
Cash provided by operating activities	$559.6		$771.5		$647.0		$407.6		$377.6
Cash used in investing activities	(306.6)		(478.2)		(1,378.1)		(227.7)		(188.1)
Cash provided by (used in) financing activities	(200.0)		(184.5)		615.6		18.4		(143.6)

Other data
Depreciation and amortization	$536.9		$528.8		$428.5		$201.8		$198.4
Capital expenditures	433.3		524.7		477.7		223.0		193.5
Proceeds from sale of business, net	141.2	(b)	47.1	(f)	5.9		—		—
Acquisition of business, net of cash acquired	9.4		1.3		895.5		5.6		—
Purchase buyouts of leased equipment	0.9		0.5		13.3		4.6		—

(a)
In 2019, we recorded a charge of $225 million to reduce the carrying value of our U.S. Casting operations to fair value less cost to sell, and a goodwill impairment charge of $440 million associated with the annual goodwill impairment test for our Metal Forming segment.

(b)
In 2019, we completed the sale of our U.S. Casting operations for $245 million, consisting of $185 million in cash, of which we received net proceeds of $141.2 million subsequent to certain customary closing adjustments, and a $60 million deferred payment obligation. As a result of the sale, we recorded a loss of $21.3 million.

(c)	In 2019, we recognized a gain on bargain purchase of $10.8 million associated with the acquisition of certain operations of Mitec Automotive AG.

(d)
In 2019, we offered a voluntary one-time lump sum payment option to certain eligible terminated vested participants in our U.S. pension plans that, if accepted, would settle our pension obligations to them. As a result of this settlement, we remeasured the assets and liabilities of our U.S. pension plans, which resulted in a non-cash charge of approximately $7.7 million, net of tax, related to the accelerated recognition of certain deferred losses.

(e)	We recorded a goodwill impairment charge in 2018 associated with the annual goodwill impairment test for our Casting and former Powertrain segments.

(f)
In 2018, we completed the sale of the aftermarket business associated with our former Powertrain segment for approximately $50 million, of which we received net proceeds of $47.1 million. As a result of the sale, we recorded a $15.5 million gain.

(g)
In 2018, we reached a settlement agreement related to a capital lease obligation that we had recognized as a result of the acquisition of MPG. This settlement resulted in a gain of $15.6 million, including accrued interest.

(h)
For 2019, these amounts include impairment charges of $617.8 million, net of tax, integration related and other charges of $14.2 million, net of tax, severance costs of $15.3 million, net of tax, and implementation costs related to restructuring of $16.1 million, net of tax. For 2018, these amounts include goodwill impairment charges of $400.3 million, net of tax, acquisition and integration related charges of $27.5 million, net of tax, asset impairment and plant closure costs of $25.7 million, net of tax, and implementation costs, including professional expenses, relating to restructuring of $9.2 million, net of tax. For 2017, these amounts include acquisition and integration related charges of $56.0 million, net of tax, asset impairment and plant closure costs of $2.3 million, net of tax, and implementation costs, including professional expenses, relating to restructuring of $9.0 million, net of tax. For 2016, these amounts include acquisition and integration related charges of $7.1 million, net of tax, asset impairment and plant closure costs of $4.7 million and implementation costs, including professional expenses, relating to restructuring of $6.6 million, net of tax.

(i)
Includes charges of $6.6 million, net of tax, in 2019, $15.3 million, net of tax, in 2018, $2.3 million, net of tax, in 2017 and $0.5 million, net of tax, in 2015 related to debt refinancing and redemption costs.

(j)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

COMPANY OVERVIEW

We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline and metal forming products that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ over 20,000 associates, operating at nearly 80 facilities in 17 countries, to support our customers on global and regional platforms with a focus on operational excellence, quality and technology leadership.

In the first quarter of 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. The activity occurred through the disaggregation of our former Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to further the integration of MPG, align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business.

In the fourth quarter of 2019, we completed the sale of the U.S. operations of our Casting segment (the Casting Sale). The Casting Sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now included in our Driveline segment. The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results.

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 37% of our consolidated net sales in 2019, 41% in 2018, and 47% in 2017.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from our Metal Forming segment. Sales to FCA were approximately 17% of our consolidated net sales in 2019, 13% in 2018 and 14% in 2017.

INDUSTRY TRENDS

There are a number of significant trends affecting the markets in which we compete. Intense competition, volatility in the price of raw materials, including steel, other metallic materials and resources used in electronic components, and significant pricing pressures remain. At the same time, there is a focus on investing in future products that will incorporate the latest technology and meet changing customer demands. The continued advancement of technology and product innovation, as well as the capability to source programs on a global basis, are critical to attracting and retaining business in our global markets.

INCREASE IN DEMAND FOR ELECTRIFICATION AND ELECTRONIC INTEGRATION The electrification of vehicles continues to expand, driven by government regulations related to emissions, such as the Corporate Average Fuel Economy standards, as well as consumer demand for greater vehicle performance, enhanced functionality, increased electronic content and vehicle connectivity, and affordable convenience options. We are responding, in part, through the development of our e-AAM™ hybrid and electric driveline systems, and related subsystems and components, which allow us to meet our customers' needs for high performance vehicles with improved fuel economy and reduced emissions. To date, our e-AAM™ hybrid and electric driveline systems have been awarded multiple contracts, and began production during 2018.

As electronic components become an increasingly larger focus for OEMs and suppliers, the industry will likely continue to see the addition of new market entrants from non-traditional automotive companies, including increased competition from technology companies. An area of focus will be the product development cycle and bridging the gap between the shorter development cycles of IT hardware and software and the longer development cycles of traditional powertrain components. Our EcoTrac® Disconnecting AWD system, VecTrac™ Torque Vectoring Technology and TracRite® Differential Technology, are examples of AAM's enhanced capabilities in electronic integration.

EVOLUTION OF THE AUTOMOTIVE INDUSTRY AS DEMAND FOR CAR-SHARING, RIDE-SHARING AND AUTONOMOUS VEHICLES INCREASES In addition to selling vehicles, OEMs are increasingly focused on offering their own car-sharing rental businesses and ride-sharing services. Car-sharing typically allows consumers to rent a car for a short period of time, while ride-sharing matches people to available carpools or other services that provide on-demand mobility. With continued urbanization, population growth, increased government regulations to ease congestion and generational shifts in preferences, it is expected that the markets for these services will continue to grow, which could cause a change in the type of vehicles utilized. As such, many OEMs are exploring and expanding their own car-sharing and ride-sharing efforts.

Another trend developing is the expectation that autonomous, self-driving cars will become more common with continued advancements in technology. Autonomous vehicles present many possible benefits, such as a reduction in deadly traffic collisions caused by human error and reduced traffic congestion, but there are also foreseeable challenges such as liability for damage and software safety and reliability. The increased integration of electronics and vehicle connectivity that will likely be required in autonomous vehicle developments will provide an opportunity for suppliers, such as AAM, with advanced capabilities in this area to be competitive in this expanding market.

GLOBAL AUTOMOTIVE PRODUCTION AND INDUSTRY CONSOLIDATION As our customers design their products for global markets, they will continue to require global support from their suppliers. For this reason, it is critical that suppliers maintain a global presence in these markets in order to compete for new contracts. We have engineering offices around the world to support our global locations and provide technical solutions to our customers on a regional basis.

The cyclical nature of the automotive industry, volatile commodity prices, the shifting demands of consumer preference, regulatory requirements and trade agreements require OEMs and suppliers to remain agile with regard to product development and global capability. A critical objective for OEMs and suppliers is the ability to meet these global demands while effectively managing costs. OEMs and suppliers are preparing for these challenges through merger and acquisition activity, development of strategic partnerships and reduction of vehicle platform complexity. In order to effectively drive technology development, recognize cost synergies, and increase global footprint, the industry may continue to see consolidation in the supply base as companies recognize and respond to the need for scalability. Our acquisition of MPG in 2017 was a critical step in achieving the aforementioned objectives.

INCREASED DEMAND FOR FUEL EFFICIENCY AND EMISSIONS REDUCTIONS There has been an increased demand for technologies designed to help reduce emissions, increase fuel economy and minimize the environmental impact of vehicles. As a result, OEMs and suppliers are competing to develop and market new and alternative technologies, such as electric vehicles, hybrid vehicles, fuel cells, higher speed transmissions, and downsized, fuel-efficient engines. At the same time, OEMs and suppliers are improving products to increase fuel economy and reduce emissions through lightweighting and efficiency initiatives.

We are responding with ongoing research and development (R&D) activities that focus on fuel economy, emissions reductions and environmental improvements by integrating electronics and technology. Through the development of our EcoTrac® Disconnecting AWD system, e-AAM™ hybrid and electric driveline systems, QuantumTM lightweight axle technology, high-efficiency axles, PowerLite® axles and PowerDense® gears, high strength connecting rod technology, refined vibration control systems, and forged axle tubes, we have significantly advanced our efforts to improve fuel efficiency, safety, and ride and handling performance while reducing emissions and mass. These efforts have led to new business awards and further position us to compete in the global marketplace.

In addition to AAM's organic growth in technology and processes, our acquisitions of MPG and certain operations of Mitec Automotive AG (Mitec), as well as our investment in our Liuzhou AAM joint venture, have provided us with complementary technologies, expanded our product portfolio, significantly diversified our global customer base, and strengthened our long-term financial profile through greater scale. The synergies achieved through our strategic initiatives have enhanced AAM's ability to compete in today's technological and regulatory environment, while remaining cost competitive through increased scale and integration.

The discussion of our Results of Operations and Liquidity and Capital Resources for 2018, as compared to 2017, can be found within "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K filed with the SEC on February 15, 2019, which discussion is incorporated herein by reference.

RESULTS OF OPERATIONS

NET SALES Net sales were $6,530.9 million in 2019 as compared to $7,270.4 million in 2018. Our change in sales in 2019, as compared to 2018, primarily reflects the impact of lower full-sized truck sales resulting from the in-sourcing by our largest customer of a portion of a replacement program that launched in the second half of 2018, and a reduction of approximately $243 million associated with the impact of the GM work stoppage in the second half of 2019. Net sales in 2019 were also impacted by customer downtime as a result of program changeovers in 2019, and lower volumes on certain crossover vehicle programs that we support, as well as a decrease of approximately $142 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These factors were partially offset by the impact of program launches associated with our new business backlog.

COST OF GOODS SOLD Cost of goods sold was $5,628.3 million in 2019 as compared to $6,130.0 million in 2018. The change in cost of goods sold in 2019, as compared to 2018, primarily reflects the impact of lower global automotive production volumes, a decrease of approximately $159 million associated with the impact of the GM work stoppage, and a decrease of approximately $142 million related to metal market pass-through costs and the impact of foreign exchange. This was partially offset by the impact of costs associated with program launches from our new business backlog.

Materials costs as a percentage of total cost of goods sold were approximately 56% in 2019 and 59% in 2018.

GROSS PROFIT Gross profit was $902.6 million in 2019 as compared to $1,140.4 million in 2018. Gross margin was 13.8% in 2019 as compared to 15.7% in 2018. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) SG&A (including R&D) was $364.7 million in 2019 as compared to $385.7 million in 2018. SG&A as a percentage of net sales was 5.6% in 2019 and 5.3% in 2018. R&D spending was $144.7 million in 2019 as compared to $146.2 million in 2018. The change in SG&A in 2019, as compared to 2018, was primarily attributable to lower compensation-related expense due, in part, to our restructuring initiatives.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense for the year ended December 31, 2019 was $95.4 million as compared to $99.4 million for the year ended December 31, 2018. The decrease in amortization expense for 2019 as compared to 2018 was primarily attributable to the customer platforms and relationships associated with the U.S. operations of our Casting segment, which ceased to be amortized upon being classified as held-for-sale in September 2019.

IMPAIRMENT CHARGES In the third quarter of 2019, we entered into a definitive agreement to sell the U.S. operations of our Casting segment. As a result, we recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to fair value less cost to sell upon reclassifying the assets and liabilities to held-for-sale. See Note 2 - Sale of Business for further detail.

As a result of our annual goodwill impairment test in the fourth quarter of 2019, we determined that the carrying value of our Metal Forming segment was greater than its fair value. As such, we recorded a goodwill impairment charge of $440.0 million in 2019 associated with this segment. As a result of our annual goodwill impairment test in the fourth quarter of 2018, we determined that the carrying values of our Casting and former Powertrain segments were greater than their respective fair values. As such, we recorded a total goodwill impairment charge of $485.5 million in 2018 associated with these segments. See Note 5 - Goodwill and Other Intangible Assets for further detail.

RESTRUCTURING AND ACQUISITION-RELATED COSTS Restructuring and acquisition-related costs were $57.8 million in 2019 and $78.9 million in 2018. As part of our restructuring actions, we incurred severance charges of approximately $19.4 million, as well as implementation costs, consisting primarily of plant exit costs, of approximately $20.4 million during 2019. In 2018, we incurred severance charges of approximately $2.5 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $11.7 million, and long-lived asset impairment charges of $30.0 million.

In 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our former Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to further the integration of MPG, align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business. We incurred approximately $18 million of restructuring costs in 2019 under the 2019 Program. We expect to incur approximately $20 million to $30 million of total restructuring charges in 2020, substantially all of which are under the 2019 Program.

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

In 2019, we completed the acquisition of Mitec, and in 2017, we completed our acquisitions of MPG and USM Mexico. During 2019, we incurred $1.8 million of acquisition-related costs and $16.2 million of integration expenses associated with the acquisition of MPG. This compares to $1.2 million of acquisition-related costs, $0.5 million of acquisition-related severance costs and $33.0 million of integration expenses, primarily associated with the acquisition of MPG, for the year ended December 31, 2018.

Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning (ERP) systems, and consulting fees incurred in conjunction with the acquisitions. We expect to incur additional integration charges of approximately $10 million to $15 million in 2020 as we finalize the integration of ERP systems at legacy MPG locations.
(GAIN) LOSS ON SALE OF BUSINESS In December 2019, we completed the Casting Sale and recorded a loss on sale of business of $21.3 million, which is presented in the (Gain) loss on sale of business line item of our Consolidated Statement of Operations for the year ended December 31, 2019. See Note 2 - Sale of Business for further detail.

In April 2018, we completed the sale of the aftermarket business associated with our former Powertrain segment for approximately $50 million. As a result, we recorded a $15.5 million pre-tax gain, which is presented in the (Gain) loss on sale of business line item of our Consolidated Statement of Operations for the year ended December 31, 2018.

OPERATING INCOME (LOSS) Operating loss was $301.6 million in 2019 as compared to income of $106.4 million in 2018. Operating margin was (4.6)% in 2019 as compared to 1.5% in 2018. The changes in operating income (loss) and operating margin in 2019, as compared to 2018, were due to the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets, Impairment Charges, Restructuring and Acquisition-Related Costs and (Gain) Loss on Sale of Business above.

INTEREST EXPENSE Interest expense was $217.3 million in 2019 and $216.3 million in 2018. The weighted-average interest rate of our total debt outstanding was 5.8% in both 2019 and 2018. We expect our interest expense in 2020 to be approximately $200 million to $210 million.

INTEREST INCOME Interest income was $5.8 million in 2019 and $2.0 million in 2018. Interest income includes interest earned on cash and cash equivalents, realized and unrealized gains and losses on our short-term investments during the period, and the impact of the interest rate differential on our fixed-to-fixed cross-currency swap.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2019 and 2018:

Debt refinancing and redemption costs In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment to the Credit Agreement. The First Amendment, among other things, established $340 million in incremental term loan A commitments under the Amended Credit Agreement with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), reduced the availability under the Revolving Credit Facility from $932 million to $925 million and extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024, and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remained unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness. We expensed $5.1 million for the write-off of the unamortized debt issuance costs related to the existing Term Loan A Facility and a portion of the unamortized debt issuance costs related to our Term Loan B Facility that we had been amortizing over the expected life of the borrowings.

In December 2019, we used a portion of the cash proceeds from the Casting Sale to make a payment on our Term Loan B Facility, which included a principal payment of $59.8 million and $0.4 million in accrued interest. We also expensed approximately $1.0 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

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

Gain on bargain purchase of a business In the fourth quarter of 2019, we completed the acquisition of Mitec, under which we acquired $20.2 million of net assets for a purchase price of $9.4 million, which was funded entirely with available cash. We recognized a gain on bargain purchase of $10.8 million associated with this acquisition.

Gain on settlement of capital lease In the second quarter of 2018, we reached a settlement agreement related to a capital lease obligation that we had recognized as a result of the acquisition of MPG. This settlement resulted in a gain of $15.6 million, including accrued interest.

Pension settlement charge In 2019, we offered a voluntary one-time lump sum payment option to certain eligible terminated vested participants in our U.S. pension plans that, if accepted, would settle our pension obligations to them. This resulted in a non-cash settlement charge of $9.8 million in the fourth quarter of 2019 related to the accelerated recognition of certain deferred losses.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service costs and certain settlement charges, was expense of $12.5 million in 2019, compared to expense of $2.2 million in 2018. The increased expense in other, net in 2019, as compared to 2018, was primarily the result of increased net foreign currency remeasurement losses of approximately $6.3 million.

INCOME TAX EXPENSE (BENEFIT) Income tax was a benefit of $48.9 million in 2019, as compared to a benefit of $57.1 million in 2018. Our effective income tax rate was 9.2% in 2019 as compared to 50.1% in 2018.

In 2019, our income tax benefit varied from the tax benefit computed at the U.S. federal statutory rate primarily as a result of the goodwill impairment charge, which resulted in no income tax benefit, as well as the incremental tax expense associated with the global intangible low-taxed income inclusion under the Tax Cuts and Jobs Act of 2017 (the 2017 Act), and our inability to realize an income tax benefit for losses incurred in certain foreign and state jurisdictions. These items were partially offset by the impact of favorable foreign tax rates and income tax credits. In addition, as part of the 2017 Act, a one-time transition tax (Transition Tax) was imposed on certain foreign earnings for which U.S. income tax was previously deferred. The Department of Treasury and Internal Revenue Service issued final regulations on February 5, 2019 regarding the Transition Tax, which changed the manner in which we are required to compute the Transition Tax when it is recognized over a two-year period. The application of the final regulations resulted in a $9.3 million income tax benefit, which has been recorded in 2019, the period in which the final regulations were issued.

In 2018, our income tax benefit is higher than the tax benefit computed at the U.S. federal statutory rate primarily due to the impact of favorable foreign tax rates, and the impact of income tax credits, partially offset by our inability to realize an income tax benefit for losses incurred in certain foreign and state jurisdictions. In addition, during 2018, we finalized an advance pricing agreement in a foreign jurisdiction and settled various other matters, which resulted in an income tax benefit and a reduction of our liability for unrecognized tax benefits and related interest and penalties of approximately $20 million. We also recorded an income tax benefit of approximately $85 million in 2018 as a result of the goodwill impairment charge, partially offset by a discrete tax expense related to the sale of the aftermarket business associated with our former Powertrain segment.

NET INCOME (LOSS) ATTRIBUTABLE TO AAM AND EARNINGS (LOSS) PER SHARE (EPS) Net income (loss) attributable to AAM was a loss of $484.5 million in 2019 as compared to a loss of $57.5 million in 2018. Diluted loss per share was $4.31 in 2019 as compared to a diluted loss of $0.51 per share in 2018. Net Income (Loss) and EPS were primarily impacted by the factors discussed above.

SEGMENT REPORTING

In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain segment, with a portion moving to our Driveline segment and a portion moving to our Metal Forming segment. The Powertrain amounts previously reported for the years ended December 31, 2018 and 2017 have been reclassified to Driveline and Metal Forming accordingly.

Additionally, in the fourth quarter of 2019, we completed the Casting Sale. The Casting Sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now included in our Driveline segment. The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results. As such, we continue to present Casting as a segment in the tables below, which is now comprised entirely of the U.S. casting operations that were included in the sale. The amounts previously reported in our Casting segment for the retained operations in El Carmen, Mexico have been reclassified to our Driveline segment for the years presented.

As a result of these activities, our business is now organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 Segment Reporting. The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources.

Our product offerings by segment are as follows:

•
Driveline products consist primarily of front and rear axles, driveshafts, differential assemblies, clutch modules, balance shaft systems, disconnecting driveline technology, and electric and hybrid driveline products and systems for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles;

•
Metal Forming products consist primarily of axle and transmission shafts, ring and pinion gears, differential gears and assemblies, connecting rods and variable valve timing products for Original Equipment Manufacturers and Tier 1 automotive suppliers; and

•
Prior to the Casting Sale, the Casting segment produced both thin wall castings and high strength ductile iron castings, as well as transmission pump bodies, steering knuckles, control arms, brake anchors and calipers, and ball joint housings for the global light vehicle, commercial and industrial markets.

The following tables outline our sales and Segment Adjusted EBITDA for each of our reportable segments for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31, 2019

	Driveline	Metal Forming	Casting	Total
Sales	$4,550.2	$1,845.2	$669.2	$7,064.6
Less: Intersegment sales	100.5	391.7	41.5	533.7
Net external sales	$4,449.7	$1,453.5	$627.7	$6,530.9

Segment adjusted EBITDA	$610.8	$316.5	$43.0	$970.3

	Year Ended December 31, 2018

	Driveline	Metal Forming	Casting	Total
Sales	$5,001.2	$2,046.0	$780.6	$7,827.8
Less: Intersegment sales	89.8	428.3	39.3	557.4
Net external sales	$4,911.4	$1,617.7	$741.3	$7,270.4

Segment adjusted EBITDA	$754.5	$376.5	$52.9	$1,183.9

	Year Ended December 31, 2017

	Driveline	Metal Forming	Casting	Total
Sales	$4,567.8	$1,634.9	$576.1	$6,778.8
Less: Intersegment sales	65.9	417.7	29.2	512.8
Net external sales	$4,501.9	$1,217.2	$546.9	$6,266.0

Segment adjusted EBITDA	$762.3	$305.7	$34.7	$1,102.7

The change in Driveline sales for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily reflects the impact of lower full-size truck sales resulting from the in-sourcing by our largest customer of a portion of a replacement program that launched in the second half of 2018, and a reduction of approximately $217 million associated with the impact of the GM work stoppage. Net sales in 2019 were also impacted by customer downtime as a result of program changeovers in 2019, and lower volumes on certain crossover vehicle programs that we support, as well as a decrease of approximately $95 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These factors were partially offset by the impact of program launches associated with our new business backlog.

The increase in Driveline sales for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily reflects higher volumes related to crossover vehicles and increased production volumes from program launches associated with our new business backlog. This was partially offset by the impact of lower full-size truck sales resulting from the in-sourcing by our largest customer of a portion of a replacement program that launched in the second half of 2018, and a reduction in production volumes for certain North American light truck programs we support as we prepared for program changeovers in 2018. Driveline sales for the year ended December 31, 2018, as compared to the year ended December 31, 2017, were also impacted by an increase related to metal market pass-throughs to our customers of approximately $31 million.

The change in sales in our Metal Forming segment for the year ended December 31, 2019, as compared to the year ended December 31, 2018, reflects lower global automotive production volumes, as well as a reduction in intersegment sales to our Driveline segment due to the factors discussed for Driveline above. Metal Forming sales for the year ended December 31, 2019 were also negatively impacted by approximately $47 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, and by approximately $17 million associated with the GM work stoppage.

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

The change in sales in our Casting segment for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily reflects lower production volumes in the automotive, commercial and industrial markets, and the impact of AAM completing the sale of the U.S. Casting operations on December 16, 2019. Casting sales in 2019 were also negatively impacted by approximately $9 million associated with the GM work stoppage.

The increase in sales in our Casting segment for the year ended December 31, 2018, as compared to the year ended December 31, 2017, reflects the inclusion of twelve months of MPG sales in 2018, as compared to nine months of MPG sales in 2017, and an increase of approximately $13 million in metal market pass-throughs to our customers.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain (loss) on the sale of a business, impairment charges, pension settlements, and non-recurring items.

For the year ended December 31, 2019, as compared to the year ended December 31, 2018, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to lower global automotive production volumes and the impact of the GM work stoppage. Driveline Segment Adjusted EBITDA was also impacted by a change in product mix due to customer downtime as a result of program changeovers in 2019.

For the year ended December 31, 2018, as compared to the year ended December 31, 2017, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to increased material and freight costs, as well as an increase in project expense of approximately $15 million, and costs associated with increased levels of global launch activity in 2018.

The change in Metal Forming Segment Adjusted EBITDA for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily attributable to lower global automotive production volumes, as well as an increase in net manufacturing costs, including higher material, freight and tariff costs, of approximately $10 million. The increase in Metal Forming Segment Adjusted EBITDA for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to the acquisition of MPG, partially offset by increased material and freight costs.

The change in Casting Segment Adjusted EBITDA for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily reflects lower production volumes, offset by the impact of price increases to customers. The increase in Casting Segment Adjusted EBITDA for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to the acquisition of MPG, which was partially offset by increased labor costs in an effort to address workforce shortages at certain locations.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain (loss) on the sale of a business, impairment charges, pension settlements, and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(484.1)	$(56.8)	$337.5
Interest expense	217.3	216.3	195.6
Income tax expense (benefit)	(48.9)	(57.1)	2.5
Depreciation and amortization	536.9	528.8	428.5
EBITDA	$221.2	$631.2	$964.1
Restructuring and acquisition-related costs	57.8	78.9	110.7
Debt refinancing and redemption costs	8.4	19.4	3.5
(Gain) loss on sale of business	21.3	(15.5)	—
Impairment charges	665.0	485.5	—
Pension settlement	9.8	—	3.2
Non-recurring items:
Gain on bargain purchase of business	(10.8)	—
Gain on settlement of capital lease	—	(15.6)	—
Acquisition-related fair value inventory adjustment	—	—	24.9
Impact of change in accounting principle	—	—	(3.7)
Other non-recurring items	(2.4)	—	—
Total Segment Adjusted EBITDA	$970.3	$1,183.9	$1,102.7

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

OPERATING ACTIVITIES Net cash provided by operating activities was $559.6 million in 2019 as compared to $771.5 million in 2018. The following factors impacted cash provided by operating activities:

Inventories We experienced an increase in cash flow from operating activities of $139.2 million related to the change in our inventories balance from December 31, 2018 to December 31, 2019, as compared to the change in our inventories balance from December 31, 2017 to December 31, 2018. This change was primarily the result of increased levels of inventories as of December 31, 2018 in preparation for program changeovers and new launch activity that occurred in the second half of 2018. As of December 31, 2019, inventories have decreased as the program changeovers and new launch activity have transitioned into production, and as a result of inventory reduction initiatives in 2019.

Accounts payable and accrued expenses We experienced a decrease in cash flow from operating activities of $105.2 million related to the change in our accounts payable and accrued expenses balance from December 31, 2018 to December 31, 2019, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2017 to December 31, 2018. This change was attributable primarily to accounts payable and was the result of increased levels of accounts payable as of December 31, 2018 in preparation for program changeovers and new launch activity that occurred in the second half of 2018. As of December 31, 2019, there has been a decrease in accounts payable primarily associated with the decrease in inventories discussed above, as well as the timing of payments to suppliers.

Restructuring and acquisition-related costs We incurred $57.8 million and $78.9 million of charges related to restructuring and acquisition-related costs in 2019 and 2018, respectively, and a significant portion of these charges were cash charges. In 2020, we expect restructuring and acquisition-related payments to be between $30 million and $45 million for the full year.

Pension and other postretirement benefits (OPEB) Our cash payments for OPEB, net of GM cost sharing, were $15.5 million in 2019 and $9.9 million in 2018. This compares to our annual postretirement cost of $11.7 million in 2019 and $10.3 million in 2018. We expect our cash payments for other postretirement benefit obligations in 2020, net of GM cost sharing, to be approximately $17 million.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions) related to certain of our U.S. pension plans, we expect our regulatory pension funding requirements in 2020 to be approximately $2 million.

Interest paid Interest paid in 2019 was $205.4 million as compared to $199.7 million in 2018.

Income taxes Income taxes paid in 2019 totaled $57.1 million as compared to $46.0 million in 2018. Based on the status of audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the timing or impact of changes, if any, to previously recorded uncertain tax positions. As of December 31, 2019 and December 31, 2018, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $52.6 million and $45.6 million, respectively.

During the next 12 months, we may finalize an advance pricing agreement in a foreign jurisdiction, which would result in a cash payment to the relevant tax authorities and a reduction of our liability for unrecognized tax benefits and related interest and penalties. Although it is difficult to estimate with certainty the amount of our tax liabilities for the years that remain subject to audit, we do not expect the settlements will be materially different from what we have recorded in unrecognized tax benefits. We will continue to monitor the progress and conclusions of current and future audits and other communications with tax authorities, and will adjust our estimated liability as necessary.

INVESTING ACTIVITIES Capital expenditures were $433.3 million in 2019 and $524.7 million in 2018. We expect our capital spending in 2020 to be approximately 5.5% of sales, which includes support for our global program launches in 2020 and 2021 within our new and incremental business backlog, as well as program capacity increases and future launches of replacement programs.

In the fourth quarter of 2019, we completed the sale of our U.S. casting operations. As a result of this sale, we received net cash proceeds of $141.2 million, which are subject to customary post-closing adjustments. We expect to finalize the post-closing adjustments in the first quarter of 2020.

Also in 2019, we completed the acquisition of Mitec for approximately $9 million, and made payments totaling approximately $9 million as part of our investment in the Liuzhou AAM joint venture that was formed in 2018.

In 2018, we completed the sale of the aftermarket business associated with our former Powertrain segment. As a result of this sale, we received net proceeds of approximately $47 million.

FINANCING ACTIVITIES Net cash used in financing activities was $200.0 million in 2019, compared to net cash used in financing activities of $184.5 million in 2018. Total debt outstanding, net of debt issuance costs, was $3,641.0 million at year-end 2019 and $3,808.4 million at year-end 2018. The change in total debt outstanding, net of issuance costs, at year-end 2019, as compared to year-end 2018, was primarily due to the factors noted below.

Senior Secured Credit Facilities In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment (First Amendment) to the Credit Agreement (as amended by the First Amendment, the Amended Credit Agreement). The First Amendment, among other things, established $340 million in incremental term loan A commitments under the Amended Credit Agreement with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), reduced the availability under the Revolving Credit Facility from $932 million to $925 million and extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024, and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remain unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness. This also satisfies all payment requirements under the Term Loan B Facility until maturity in 2024. In 2019, we expensed $5.1 million for the write-off of the unamortized debt issuance costs related to the existing Term Loan A Facility and a portion of the unamortized debt issuance costs related to our Term Loan B Facility that we had been amortizing over the expected life of the borrowings.

In December 2019, we used a portion of the cash proceeds from the Casting Sale to make a payment on our Term Loan B Facility, which included a principal payment of $59.8 million and $0.4 million in accrued interest. We also expensed approximately $1.0 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

At December 31, 2019, $898.8 million was available under the Revolving Credit Facility. This availability reflects a reduction of $26.2 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

Redemption of 7.75% Notes Due 2019 In the second quarter of 2019, we voluntarily redeemed the remaining balance outstanding under our 7.75% Notes due 2019. This resulted in a principal payment of $100.0 million and $0.3 million in accrued interest. We also expensed approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

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

Foreign Credit Facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At December 31, 2019, $106.0 million was outstanding under our foreign credit facilities and an additional $89.1 million was available, as compared to December 31, 2018, when $127.1 million was outstanding under our foreign credit facilities and an additional $78.2 million was available.

Subsequent Event In January 2020, we issued an irrevocable notice to the holders of the 6.625% Notes due 2022 to voluntarily redeem a portion of our 6.625% Notes due 2022 in the first quarter of 2020. This will result in a principal payment of $100.0 million and $2.0 million in accrued interest. We expect to expense approximately $0.4 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for the payment of an early redemption premium.

Treasury stock Treasury stock increased by $7.5 million in 2019 to $209.3 million as compared to $201.8 million at year-end 2018, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

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

	Corporate Family Rating	Senior Unsecured Notes Rating	Senior Secured Notes Rating	Outlook
Standard & Poor's	BB-	B	BB	Stable
Moody's Investors Services	B1	B2	Ba2	Stable

Dividend program We have not declared or paid any cash dividends on our common stock in 2019 or 2018.

Contractual obligations The following table summarizes payments due on our contractual obligations as of December 31, 2019:

	Payments due by period
	Total	<1yr	1-3 yrs	3-5 yrs	>5 yrs
	(in millions)
Current and long-term debt	$3,692.2	$53.2	$548.4	$1,490.6	$1,600.0
Interest obligations	1,020.0	205.8	388.6	309.3	116.3
Finance lease obligations	7.8	3.2	4.4	0.2	—
Operating leases (1)	151.4	28.2	39.8	24.1	59.3
Purchase obligations (2)	131.9	118.7	13.2	—	—
Other long-term liabilities (3)	568.7	57.9	111.0	111.4	288.4
Total	$5,572.0	$467.0	$1,105.4	$1,935.6	$2,064.0

(1)
Operating leases include all lease payments through the end of the contractual lease terms, which includes elections for repurchase options which we are reasonably certain to exercise. These commitments include machinery and equipment, commercial office and production facilities, vehicles and other assets.

(2)	Purchase obligations represent our obligated purchase commitments for capital expenditures and related project expense.

(3)	Other long-term liabilities primarily represent our estimated pension and other postretirement benefit obligations, net of GM cost sharing, that were actuarially determined through 2029.

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

LEGAL PROCEEDINGS

We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, tax or contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We closely monitor our environmental conditions to ensure that we are in compliance with applicable laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2019, 2018 and 2017.

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

Subsequent to our acquisition of MPG in 2017, our business was organized into four segments: Driveline, Metal Forming, Powertrain, and Casting. Under the goodwill guidance, we determined that each of our segments represented a reporting unit. The determination of our reporting units and impairment indicators also require us to make significant judgments.

In the first quarter of 2019, we initiated a global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. Under this program, the goodwill that was previously attributable to our former Powertrain reporting unit was reallocated to the Driveline and Metal Forming reporting units based on the relative fair value of the respective portions that became attributable to those reporting units. The initiation of the 2019 Program and the reorganization of our business represented a triggering event in the first quarter of 2019 to test goodwill for impairment prior to reallocating the former Powertrain goodwill to Driveline and Metal Forming. No impairment was identified as a result of completing this goodwill impairment test.

Additionally, in the fourth quarter of 2019, we completed the sale of the U.S. operations of our Casting business. This sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now reflected in our Driveline reporting unit.

As a result of these activities, as of December 31, 2019, our business is now organized into Driveline and Metal Forming reporting units, which were evaluated for impairment as part of our fourth quarter 2019 test. During this test, we determined that the carrying value of our Metal Forming reporting unit was greater than its fair value. As such, we recorded a non-cash goodwill impairment charge of $440.0 million in 2019 associated with this reporting unit. See Note 5 - Goodwill and Other Intangible Assets for further detail.

Also during our annual goodwill impairment test in the fourth quarter of 2019, we determined that the fair value of our Driveline reporting unit exceeded its carrying value by approximately 7% and the carrying value of our Metal Forming reporting unit approximated fair value after the impairment charge. A decline in the actual cash flows of Driveline or Metal Forming in future periods, as compared to the projected cash flows used in the valuation, could result in the carrying value of the reporting units exceeding their respective fair values. Further, a change in market comparables, discount rate or long-term growth rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.

As a result of our annual goodwill impairment test in the fourth quarter of 2018, we determined that the carrying values of our Casting and former Powertrain reporting units were greater than their respective fair values. As such, we recorded non-cash goodwill impairment charges of $405.5 million associated with Casting and $80.0 million associated with our former Powertrain reporting unit in 2018.

IMPAIRMENT OF LONG-LIVED ASSETS Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. Recoverability of each “held for use” asset group affected by impairment indicators is determined by comparing the forecasted undiscounted cash flows of the operations to which the assets relate to their carrying amount.  If the carrying amount of an asset group exceeds the undiscounted cash flows and is therefore not recoverable, the assets in this group are written down to their estimated fair value.  We estimate fair value based on market prices, when available, or on a discounted cash flow analysis.  Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

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

Upon reclassification of the U.S. casting operations to held-for-sale in the third quarter of 2019, we recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to fair value less cost to sell. See Note 2 - Sale of Business for further detail.

The goodwill impairment charges recognized in 2019 and 2018 as described above represented triggering events for testing the recoverability of other long-lived assets, including property, plant and equipment and amortizable intangible assets associated with our Metal Forming segment in 2019 and our Casting and former Powertrain segments in 2018. No impairments of long-lived assets were identified as a result of these recoverability tests.

PENSION AND OTHER POSTRETIREMENT BENEFITS In calculating our assets, liabilities and expenses related to pension and OPEB, key assumptions include the discount rate, expected long-term rates of return on plan assets, mortality projections and rates of increase in health care costs.

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2019, the weighted-average discount rates determined on that basis were 3.40% for the valuation of our pension benefit obligations and 3.35% for the valuation of our OPEB obligations. The discount rate used in the valuation of our United Kingdom (U.K.) pension obligations were based on hypothetical yield curves developed from corporate bond yield information within each regional market. In 2019, the weighted-average discount rates determined on that basis were 2.05% for our U.K. plans. The expected weighted-average long-term rates of return on our plan assets were 7.25% for our U.S. plans, and 4.00% for our U.K. plans in 2019.

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

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2019, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2019, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$50.9	N/A
Increase in 2019 expense	$0.8	$3.0

No changes in benefit levels or in the amortization of gains or losses have been assumed.

For 2020, we assumed a weighted-average annual increase in the per-capita cost of covered health care benefits of 6.50% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2026 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have decreased total expense in 2019 and increased the postretirement obligation, net of GM cost sharing, at December 31, 2019 by $0.1 million and $19.6 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2019 and the postretirement obligation, net of GM cost sharing, at December 31, 2019 by $1.4 million and $33.8 million, respectively.

AAM and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2019, we estimated $236.0 million in future GM cost sharing. If, in the future, GM were unable to fulfill this financial obligation, our OPEB obligations could be different than our current estimates.

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

Our warranty accrual was $62.0 million as of December 31, 2019 and $57.7 million as of December 31, 2018. During 2019 and 2018, we made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

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

As of December 31, 2019, we have a valuation allowance of approximately $196.0 million related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions. As of December 31, 2018 and 2017, our valuation allowance was $183.3 million and $180.4 million, respectively.
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

As of December 31, 2019 and 2018, we had a liability for unrecognized income tax benefits and related interest and penalties of $52.6 million and $45.6 million, respectively. During the next 12 months, we may finalize an advance pricing agreement in a foreign jurisdiction, which would result in a cash payment to the relevant tax authorities and a reduction of our liability for unrecognized tax benefits and related interest and penalties. Although it is difficult to estimate with certainty the amount of any audit settlement, we do not expect any potential settlement to be materially different from what we have recorded in unrecognized tax benefits. Based on the status of ongoing tax audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary.

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

•
risks inherent in our global operations (including tariffs and the potential consequences thereof to us, our suppliers, and our customers and their suppliers, adverse changes in trade agreements, such as NAFTA or USMCA, immigration policies, political stability, taxes and other law changes, currency rate fluctuations, and potential disruptions of production and supply, including those as a result of public health crises, such as pandemic or epidemic illness, or otherwise);

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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in certain foreign currencies. At December 31, 2019 and December 31, 2018, we had currency forward contracts with a notional amount of $180.1 million and $185.8 million outstanding, respectively.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $16.5 million at December 31, 2019 and was approximately $17.1 million at December 31, 2018.

In the third quarter of 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At December 31, 2019, the notional amount of the fixed-to-fixed cross-currency swap was $224.2 million. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in foreign currency exchange rates, would be approximately $22.4 million at December 31, 2019.

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

INTEREST RATE RISK In 2018, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the second quarter of 2019, we discontinued this variable-to-fixed interest rate swap, which was in a liability position of $9.7 million on the date that it was discontinued.

Also in the second quarter of 2019, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2019, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $1.0 billion through May 2020, $900.0 million through May 2021, $750.0 million through May 2022, $600.0 million through May 2023 and $500.0 million through May 2024.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at December 31, 2019) on our long-term debt outstanding at December 31, 2019 would be approximately $6.3 million and was approximately $8.2 million at December 31, 2018, on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2019	2018	2017
	(in millions, except per share data)

Net sales	$6,530.9	$7,270.4	$6,266.0

Cost of goods sold	5,628.3	6,130.0	5,146.9

Gross profit	902.6	1,140.4	1,119.1

Selling, general and administrative expenses	364.7	385.7	390.1

Amortization of intangible assets	95.4	99.4	75.3

Impairment charges (Note 2 and Note 5)	665.0	485.5	—

Restructuring and acquisition-related costs	57.8	78.9	110.7

(Gain) loss on sale of business (Note 2)	21.3	(15.5)	—

Operating income (loss)	(301.6)	106.4	543.0

Interest expense	(217.3)	(216.3)	(195.6)

Interest income	5.8	2.0	2.9

Other income (expense)
Debt refinancing and redemption costs	(8.4)	(19.4)	(3.5)
Gain on bargain purchase of business	10.8	—	—
Gain on settlement of capital lease	—	15.6	—
Pension settlement charge	(9.8)	—	—
Other, net	(12.5)	(2.2)	(6.8)

Income (loss) before income taxes	(533.0)	(113.9)	340.0

Income tax expense (benefit)	(48.9)	(57.1)	2.5

Net income (loss)	$(484.1)	$(56.8)	$337.5

Net income attributable to noncontrolling interests	(0.4)	(0.7)	(0.4)

Net income (loss) attributable to AAM	$(484.5)	$(57.5)	$337.1

Basic earnings (loss) per share	$(4.31)	$(0.51)	$3.22

Diluted earnings (loss) per share	$(4.31)	$(0.51)	$3.21

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2019	2018	2017
	(in millions)
Net income (loss)	$(484.1)	$(56.8)	$337.5

Other comprehensive income (loss)
Defined benefit plans, net of $3.0 million, $(9.8) million and $3.4 million of tax in 2019, 2018 and 2017, respectively	(18.3)	38.1	(8.5)
Foreign currency translation adjustments	(4.6)	(62.5)	88.3
Changes in cash flow hedges, net of tax of $6.1 million, $0.5 million and $(0.2) million in 2019, 2018 and 2017, respectively	(14.6)	5.5	17.1
Other comprehensive income (loss)	(37.5)	(18.9)	96.9

Comprehensive income (loss)	$(521.6)	$(75.7)	$434.4

Net income attributable to noncontrolling interests	(0.4)	(0.7)	(0.4)

Comprehensive income (loss) attributable to AAM	$(522.0)	$(76.4)	$434.0

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Balance Sheets
December 31,

	2019	2018
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$532.0	$476.4
Accounts receivable, net	815.4	966.5
Inventories, net	373.6	459.7
Prepaid expenses and other	136.8	127.2
Total current assets	1,857.8	2,029.8

Property, plant and equipment, net	2,358.4	2,514.4
Deferred income taxes	64.1	45.5
Goodwill	699.1	1,141.8
Other intangible assets, net	864.5	1,111.1
GM postretirement cost sharing asset	223.3	219.4
Other assets and deferred charges	577.4	448.7
Total assets	$6,644.6	$7,510.7

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$28.7	$121.6
Accounts payable	623.5	840.2
Accrued compensation and benefits	154.4	179.0
Deferred revenue	18.9	44.3
Accrued expenses and other	200.9	171.7
Total current liabilities	1,026.4	1,356.8

Long-term debt, net	3,612.3	3,686.8
Deferred revenue	83.7	77.6
Deferred income taxes	19.6	92.6
Postretirement benefits and other long-term liabilities	922.2	810.6
Total liabilities	5,664.2	6,024.4

Stockholders' equity
Series A junior participating preferred stock, par value $0.01 per share;
0.1 million shares authorized; no shares outstanding in 2019 or 2018	—	—
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2019 or 2018	—	—
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2019 or 2018	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
120.2 million and 118.9 million shares issued as of December 31, 2019 and December 31, 2018, respectively	1.2	1.2
Paid-in capital	1,313.9	1,292.6
Retained earnings	248.6	703.5
Treasury stock at cost, 7.6 million shares in 2019 and 7.2 million shares in 2018	(209.3)	(201.8)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(259.9)	(213.9)
Foreign currency translation adjustments	(101.2)	(96.6)
Unrecognized loss on cash flow hedges, net of tax	(15.7)	(1.1)
Total AAM stockholders' equity	977.6	1,483.9
Noncontrolling interests in subsidiaries	2.8	2.4
Total stockholders' equity	980.4	1,486.3
Total liabilities and stockholders' equity	$6,644.6	$7,510.7

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2019	2018	2017
	(in millions)
Operating activities
Net income (loss)	$(484.1)	$(56.8)	$337.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	536.9	528.8	428.5
Impairment charges	667.9	515.5	1.5
Deferred income taxes	(94.6)	(35.0)	(154.2)
Stock-based compensation	22.4	27.9	43.4
Pensions and other postretirement benefits, net of contributions	(8.8)	(9.9)	(6.0)
(Gain) loss on sale or acquisition of business	10.5	(15.5)	—
(Gain) loss on disposal of property, plant and equipment, net	4.1	(3.2)	1.6
Debt refinancing and redemption costs and (gain) on settlement of capital lease	8.4	4.0	3.5
Changes in operating assets and liabilities, net of amounts acquired or disposed
Accounts receivable	63.9	56.1	(44.9)
Inventories	56.1	(83.1)	2.5
Accounts payable and accrued expenses	(97.7)	7.5	(12.6)
Deferred revenue	(17.9)	10.7	14.8
Other assets and liabilities	(107.5)	(175.5)	31.4
Net cash provided by operating activities	559.6	771.5	647.0

Investing activities
Purchases of property, plant and equipment	(433.3)	(524.7)	(477.7)
Proceeds from sale of property, plant and equipment	5.0	4.9	2.5
Purchase buyouts of leased equipment	(0.9)	(0.5)	(13.3)
Proceeds from sale of business, net	141.2	47.1	5.9
Acquisition of business, net of cash acquired	(9.4)	(1.3)	(895.5)
Investment in affiliates	(9.2)	(3.7)	—
Net cash used in investing activities	(306.6)	(478.2)	(1,378.1)

Financing activities
Net short-term proceeds from credit facilities	—	—	4.4
Proceeds from issuance of long-term debt	356.3	509.6	2,862.7
Payments of long-term debt, finance lease obligations and other	(545.5)	(681.2)	(2,154.4)
Debt issuance costs	(3.3)	(6.9)	(91.0)
Purchase of noncontrolling interest	—	(2.3)	—
Employee stock option exercises	—	—	0.9
Purchase of treasury stock	(7.5)	(3.7)	(7.0)
Net cash provided by (used in) financing activities	(200.0)	(184.5)	615.6

Effect of exchange rate changes on cash	0.1	(6.7)	11.1

Net increase (decrease) in cash, cash equivalents and restricted cash	53.1	102.1	(104.4)

Cash, cash equivalents and restricted cash at beginning of year	478.9	376.8	481.2

Cash, cash equivalents and restricted cash at end of year	$532.0	$478.9	$376.8

Supplemental cash flow information
Interest paid	$205.4	$199.7	$182.7
Income taxes paid, net	$57.1	$46.0	$31.9
Non-cash investing activities: Debt security received for sale of U.S. Casting (Note 2)	$60.0	$—	$—
Non-cash investing activities: AAM common shares issued for acquisition of MPG	$—	$—	$576.7
See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

	Common Stock					Accumulated Other	Noncontrolling
	Shares	Par	Paid-in	Retained	Treasury	Comprehensive	Interest
	Outstanding	Value	Capital	Earnings	Stock	Loss	in Subsidiaries
	(in millions)

Balance at January 1, 2017	76.5	$0.9	$660.1	$423.9	$(191.1)	$(389.6)	$—

Net income				337.1			0.4
Changes in cash flow hedges						17.1
Foreign currency translation adjustments						88.3
Defined benefit plans, net						(8.5)
Acquisition of MPG	34.3	0.3	579.6		(1.7)		3.6
Exercise of stock options and vesting of restricted stock units and performance shares	0.8		0.9
Stock-based compensation			24.0
Purchase of treasury stock	(0.3)				(5.3)
Balance at December 31, 2017	111.3	$1.2	$1,264.6	$761.0	$(198.1)	$(292.7)	$4.0

Net income (loss)				(57.5)			0.7
Changes in cash flow hedges						5.5
Foreign currency translation adjustments						(62.5)
Defined benefit plans, net						38.1
Purchase of non-controlling interest							(2.3)
Exercise of stock options and vesting of restricted stock units and performance shares	0.7		0.1
Stock-based compensation			27.9
Purchase of treasury stock	(0.3)				(3.7)
Balance at December 31, 2018	111.7	$1.2	$1,292.6	$703.5	$(201.8)	$(311.6)	$2.4

Net income (loss)				(484.5)			0.4
Changes in cash flow hedges						(14.6)
Foreign currency translation adjustments						(4.6)
Defined benefit plans, net						(18.3)
Vesting of restricted stock units and performance shares	1.3
Stock-based compensation			21.3
Modified-retrospective application of ASU 2016-02				1.9
Adoption of ASU 2018-02				27.7		(27.7)
Purchase of treasury stock	(0.4)				(7.5)
Balance at December 31, 2019	112.6	$1.2	$1,313.9	$248.6	$(209.3)	$(376.8)	$2.8
See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline and metal forming products, employing over 20,000 associates, operating at nearly 80 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on delivering operational excellence, quality and technology leadership.

PRINCIPLES OF CONSOLIDATION We include the accounts of American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries in our consolidated financial statements. We eliminate the effects of all intercompany transactions, balances and profits in our consolidation.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include all cash balances, savings accounts, sweep accounts, and highly liquid investments in money market funds and certificates of deposit with maturities of 90 days or less at the time of purchase.

REVENUE RECOGNITION We are obligated under our contracts with customers to manufacture and supply products for use in our customers’ operations. We satisfy these performance obligations at the point in time that the customer obtains control of the products, which is the point in time that the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the products. This typically occurs upon shipment to the customer in accordance with purchase orders and delivery releases issued by our customers. See Note 15 - Revenue from Contracts with Customers for more detail on our revenue.

ACCOUNTS RECEIVABLE The majority of our accounts receivable are due from original equipment manufacturers (OEMs) in the automotive industry and are considered past due when payment is not received within the terms stated within the contract. Trade accounts receivable for our customers are generally due within approximately 50 days from the date our customers receive our product.

Amounts due from customers are stated net of allowances for doubtful accounts. We determine our allowances by considering factors such as the length of time accounts are past due, our previous loss history, the customer's ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts was $8.0 million and $8.4 million as of December 31, 2019 and 2018, respectively. We write-off accounts receivable when they become uncollectible.

We have agreements in place with factoring companies to sell customer receivables on a nonrecourse basis from our locations in France, Germany, the Czech Republic and the United Kingdom. The factoring companies collect payment for the sold receivables and AAM has no continuing involvement with such receivables.

We also participate in an early payment program offered by our largest customer, which allows us to sell certain of our U.S. receivables from this customer to a third party at our discretion. AAM has no continuing involvement with the sold receivables.

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

Inventories consist of the following:

	December 31,
	2019	2018
	(in millions)
Raw materials and work-in-progress	$310.4	$375.1
Finished goods	83.7	99.0
Gross inventories	394.1	474.1
Inventory valuation reserves	(20.5)	(14.4)
Inventories, net	$373.6	$459.7

MAINTENANCE, REPAIR AND OPERATIONS (MRO) MATERIALS We include all spare parts and other durable materials for machinery and equipment that are consumed in the manufacturing process in MRO, which is included in Other assets and deferred charges in our Consolidated Balance Sheets. MRO assets are capitalized at actual cost and amortized on a straight-line basis over a useful life of six years, beginning from their purchase date. Repair costs for MRO assets are expensed in the period incurred. Amortization expense related to MRO was $67.7 million, $62.4 million and $51.6 million for 2019, 2018 and 2017, respectively.

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

We record depreciation and tooling amortization using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $373.8 million, $367.0 million and $301.6 million in 2019, 2018 and 2017, respectively.

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2019	2018
	(years)	(in millions)
Land	Indefinite	$45.1	$53.6
Land improvements	10-15	24.4	22.0
Buildings and building improvements	15-40	512.7	501.5
Machinery and equipment	3-12	3,645.6	3,342.8
Construction in progress		219.5	511.1
		4,447.3	4,431.0
Accumulated depreciation and amortization		(2,088.9)	(1,916.6)
Property, plant and equipment, net		$2,358.4	$2,514.4

As of December 31, 2019, 2018 and 2017, we had unpaid purchases of plant and equipment in our accounts payable of $46.0 million, $84.1 million and $103.0 million, respectively.

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

OTHER INTANGIBLE ASSETS Intangible assets are valued using primarily the relief from royalty method or the multi-period excess earnings method, both of which utilize significant unobservable inputs. These inputs are defined in the fair value hierarchy as Level 3 inputs, which require management to make estimates and assumptions regarding certain financial measures using forecasted or projected information. See Note 5 - Goodwill and Other Intangible Assets, for more detail on our intangible assets.

LEASING We record a right of use asset and lease liability when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, if such term exceeds 12 months. Options to extend or terminate the agreements have been included in the relevant lease term to the extent that they are reasonably certain to be exercised. For agreements that contain both lease and non-lease components, we account for these agreements as a single lease component for all classes of underlying assets.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the expected life of the borrowings. As of December 31, 2019 and December 31, 2018, our unamortized debt issuance costs were $63.3 million and $80.7 million, respectively. Debt issuance costs associated with our senior unsecured notes, as well as our Term Loan A Facility and Term Loan B Facility (as defined in Note 6 - Long-Term Debt), are recorded as a reduction to the related debt liability. Debt issuance costs of $12.1 million and $13.6 million related to our Revolving Credit Facility (also as defined in Note 6 - Long-Term Debt), are classified as Other assets and deferred charges on our Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed and classified as Debt refinancing and redemption costs on our Consolidated Statements of Operations.

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

CURRENCY TRANSLATION AND REMEASUREMENT We translate the assets and liabilities of our foreign subsidiaries to U.S. dollars at end-of-period exchange rates. We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. These foreign currency gains and losses resulted in net losses of $6.5 million, $0.2 million and $7.3 million for the years 2019, 2018 and 2017, respectively, in Other income (expense).

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

STOCK-BASED COMPENSATION We award stock-based compensation in the form of restricted stock units (RSUs) and performance shares. For non-performance based awards, the grant date fair value is measured as the stock price at the date of grant. For performance based awards, fair value is estimated using valuation techniques that require management to use estimates and assumptions. Certain awards require that management's estimates and assumptions be evaluated at each reporting date to determine if compensation expense related to the award should be adjusted, both on a catch-up and go-forward basis. Compensation expense is recognized over the period during which the requisite service is provided, referred to as the vesting period. See Note 10 - Stock-Based Compensation and Other Incentive Compensation, for more detail on our accounting for stock-based compensation.

RESEARCH AND DEVELOPMENT (R&D) COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statements of Operations. R&D spending was $144.7 million, $146.2 million and $161.5 million in 2019, 2018 and 2017, respectively.

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES Our deferred income tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities for income tax purposes.

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

PRODUCT WARRANTY We record estimated warranty obligation liabilities at the dates our products are sold, using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims. We estimate our costs based on the contractual arrangements with our customers, existing customer warranty terms and internal and external warranty data, which includes a determination of our warranty claims and actions taken to improve product quality and minimize warranty claims. See Note 13 - Commitments and Contingencies, for detail on our accounting for product warranties.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EFFECT OF NEW ACCOUNTING STANDARDS

Accounting Standards Update 2019-12
On December 18, 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12 - Income Taxes (Topic 740). This guidance is intended to simplify the accounting and disclosure requirements for income taxes by removing various exceptions, and requires that the effect of an enacted change in tax laws or rates be included in the annual effective tax rate computation in the interim period of the enactment. This guidance becomes effective at the beginning of our 2021 fiscal year. We expect to adopt this guidance on January 1, 2021 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

Accounting Standards Update 2018-15

On August 15, 2018, the FASB issued ASU 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (Topic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing or hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance becomes effective at the beginning of our 2020 fiscal year and may be applied either retrospectively or prospectively. We will adopt this guidance prospectively on January 1, 2020 and we do not expect this standard will have a material impact on our consolidated financial statements.

Accounting Standards Update 2018-02

On February 14, 2018, the FASB issued ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). ASU 2018-02 allows companies the option to reclassify disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the 2017 Tax Cuts and Jobs Act, also known as stranded tax effects, to retained earnings. ASU 2018-02 also requires expanded disclosures related to disproportionate income tax effects from AOCI, some of which are applicable to all companies regardless of whether the option to reclassify the stranded tax effects is exercised. The guidance became effective on January 1, 2019, and we elected to reclassify the stranded tax effects caused by the 2017 Tax Cuts and Jobs Act, resulting in a decrease in Accumulated other comprehensive income (loss) and an increase in Retained earnings of $27.7 million at January 1, 2019.

Accounting Standards Update 2016-13

On June 16, 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model under current guidance, and will require entities to consider forecasted credit losses, in addition to past events and current conditions when measuring incurred credit losses. ASU 2016-13 also requires the inclusion of an allowance for credit losses roll-forward in the notes to the financial statements. This guidance becomes effective at the beginning of our 2020 fiscal year, and requires a modified-retrospective transition method. We will adopt this guidance on January 1, 2020 and are currently in the process of updating our accounting policies related to credit losses to reflect the new requirements. We do not expect this standard will have a material impact on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards Update 2016-02

On February 25, 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), and has subsequently issued ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842) (collectively the Lease ASUs) which supersede the existing lease accounting guidance and establish new criteria for recognizing lease assets and liabilities. The most significant impact of these updates, to AAM, is that a lessee is required to recognize a "right-of-use" asset and lease liability for operating lease agreements that were not previously included on the balance sheet under the previous lease guidance. Expense recognition in the statement of operations along with cash flow statement classification for both financing (capital) and operating leases under the new standard are not significantly changed from previous lease guidance. This guidance became effective for AAM on January 1, 2019, and we have adopted this guidance using the optional transition method that allows us to not retrospectively revise prior period balance sheets to include operating leases. See Note 3 - Leasing for more detail.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SALE OF BUSINESS

On December 16, 2019, we completed the sale of our U.S. casting operations to funds managed by Gamut Capital Management (the Casting Sale). The sales price of $245.0 million consisted of $185.0 million in cash and a $60.0 million deferred payment obligation, which will accrue interest at an annual rate of 6% beginning on January 1, 2020 for a period of twelve years. Upon closing the sale, we received net cash proceeds of $141.2 million subsequent to customary closing adjustments. The cash proceeds are subject to post-closing adjustments, which we expect to finalize in the first quarter of 2020. The sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico.

Upon reclassification of the U.S. casting operations to held-for-sale in the third quarter of 2019, we recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to fair value less cost to sell. The sale of the U.S. operations of our Casting segment did not qualify for classification as discontinued operations, as the sale did not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results. Upon finalizing the sale, we recorded a loss on deconsolidation of the U.S. Casting entities of $21.3 million, which is presented in (Gain) loss on sale of business in our Consolidated Statement of Operations for the year ended December 31, 2019.

The assets and liabilities disposed as of December 16, 2019 are as follows (in millions):

Accounts receivable, net	$84.9
Inventories	32.6
Prepaid expenses and other	2.1
Property, plant and equipment, net	191.8
Intangible assets, net	158.2
Other assets and deferred charges	81.7
Impairment of carrying value	(225.0)
Total assets disposed	$326.3

Accounts payable	$71.7
Accrued compensation and benefits	6.9
Accrued expenses and other	4.5
Postretirement benefits and other long-term liabilities	20.1
Total liabilities disposed	$103.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. LEASING

On January 1, 2019, we adopted new accounting guidance under Accounting Standards Codification Topic 842 (ASC 842) Leases. ASC 842 superseded prior lease accounting guidance and established new criteria for recognizing right-of-use assets and lease liabilities for operating lease arrangements on our Consolidated Balance Sheet. We elected to adopt this guidance utilizing the optional transition method that allowed us to not retrospectively revise prior period balance sheets to include operating leases, and to only include the disclosures required under ASC 842 for the periods subsequent to adoption.

We have concluded that when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, we have a lease. We lease certain facilities, manufacturing machinery and equipment, and furniture under finance leases, and we also lease certain commercial office and production facilities, manufacturing machinery and equipment, vehicles and other assets under operating leases. Some of our leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The lease consideration for some of our facilities and machinery and equipment is variable, as it is based on various indices or usage of the underlying assets, respectively. Variable lease payments based on indices have been included in the related right-of-use assets and lease liabilities on our Consolidated Balance Sheet, while variable lease payments based on usage of the underlying asset have been excluded as they do not represent present rights or obligations.

Lease cost consists of the following:

Twelve Months Ended
December 31,
2019
(in millions)

Finance lease cost
Amortization of right-of-use assets	$1.0
Interest on lease liabilities	0.3
Total finance lease cost	1.3

Operating lease cost	28.9
Short-term lease cost	5.9
Variable lease cost	7.2

Total lease cost	$43.3

For the year ended December 31, 2019, $31.9 million and $10.1 million were recorded to Cost of goods sold (COGS) and Selling, general and administrative expenses (SG&A), respectively, on our Consolidated Statement of Operations, as compared to $28.4 million and $10.0 million, respectively, for the year ended December 31, 2018 and $25.3 million and $10.2 million, respectively, for the year ended December 31, 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes additional information related to our lease agreements.

Twelve Months Ended
December 31,
2019
(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$0.3
Operating cash flows from operating leases	29.0
Financing cash flows from finance leases	1.0

Weighted-average remaining lease term - finance leases	2.8 years
Weighted-average remaining lease term - operating leases	9.2 years

Weighted-average discount rate - finance leases	5.1%
Weighted-average discount rate - operating leases	6.1%

As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2020	$3.2	$28.2
2021	2.7	21.9
2022	1.7	17.9
2023	0.2	13.4
2024	—	10.7
Thereafter	—	59.3
Total future undiscounted minimum lease payments	7.8	151.4
Less: Impact of discounting	(0.5)	(32.9)
Total	$7.3	$118.5

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheet as of December 31, 2019 are as follows:

	Finance Leases	Operating Leases
	(in millions)
Property, plant and equipment, net	$7.3	$—
Other assets and deferred charges	—	118.5
Total	$7.3	$118.5

Accrued expenses and other	$3.3	$21.8
Postretirement benefits and other long-term liabilities	4.0	96.7
Total	$7.3	$118.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ASC 842 also provides a practical expedient that allows companies to exclude balance sheet recognition of right-of-use assets and associated liabilities for lease terms of 12 months or less, which we have elected as part of our adoption of ASC 842 for all classes of underlying assets. We do not include right-of-use assets and operating lease liabilities on our Consolidated Balance Sheet for leases with a term of 12 months or less.

We have also elected to adopt the practical expedient under ASC 842 to not separate lease and non-lease components in contracts that contain both. These lease agreements are accounted for as a single lease component for all classes of underlying assets.

Leases Not Yet Commenced

As of December 31, 2019, we have entered into additional leases that have not yet commenced of approximately $78.9 million, which primarily reflects a lease of a facility in the United States, which has a term of 15 years, and the lease of our new European headquarters and engineering center in Langen, Germany, which has a term of 20 years. These leases are expected to commence in 2020.

ASC 840 Disclosure

As we elected to adopt the guidance under ASC 842 utilizing the optional transition method that allowed us to only include the disclosures required under ASC 842 for the periods subsequent to adoption, we are required to include the disclosures under ASC 840 for the period prior to adoption.

At December 31, 2018, the gross asset cost of our capital leases was $10.5 million and the net book value included in property, plant and equipment, net on the balance sheet was $3.4 million. The weighted-average interest rate on these capital lease obligations at December 31, 2018 was 7.9%.

Future minimum payments under non-cancelable operating leases at December 31, 2018 were as follows: $32.6 million in 2019, $24.3 million in 2020, $16.2 million in 2021, $12.6 million in 2022, and $7.5 million in 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2016, AAM initiated actions under a global restructuring program (the 2016 Program) focused on creating a more streamlined organization in addition to reducing our cost structure and preparing for acquisition and integration activities. From inception of the 2016 Program, we incurred severance charges totaling $2.8 million and implementation costs totaling $29.6 million. We do not expect to incur any additional restructuring charges in future periods related to the 2016 Program. In addition to costs incurred under the 2016 program, we initiated actions in 2018 to exit operations at manufacturing facilities in our Driveline, Metal Forming and former Powertrain segments.
In the first quarter of 2019, we initiated a new global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. This activity occurred through the disaggregation of our former Powertrain segment, with a portion moving into our Driveline segment and a portion moving into our Metal Forming segment. The primary objectives of this consolidation are to further the integration of MPG, align AAM's product and process technologies, and to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business. We expect to complete restructuring activities under the 2019 Program by December 31, 2020.
A summary of our restructuring activity for the years 2019, 2018 and 2017 is shown below:

	Severance Charges	Implementation Costs	Asset Impairment Charges	Total
	(in millions)
Accrual at January 1, 2017	$0.6	$9.2	$—	$9.8
Charges	2.0	13.9	1.5	17.4
Cash utilization	(2.3)	(23.1)	—	(25.4)
Non-cash utilization	—	—	(1.5)	(1.5)
Accrual at December 31, 2017	0.3	—	—	0.3
Charges	2.5	11.7	30.0	44.2
Cash utilization	(0.4)	(10.1)	—	(10.5)
Non-cash utilization	—	—	(30.0)	(30.0)
Accrual at December 31, 2018	2.4	1.6	—	4.0
Charges	19.4	20.4	—	39.8
Cash utilization	(17.0)	(14.6)	—	(31.6)
Non-cash utilization	—	—	—	—
Accrual at December 31, 2019	$4.8	$7.4	$—	$12.2

As part of our total restructuring actions during 2019, we incurred severance charges of approximately $19.4 million, as well as implementation costs, consisting primarily of plant exit costs, of approximately $20.4 million. Approximately $18 million of the restructuring costs incurred in 2019 were under the 2019 Program. Approximately $6.4 million, $21.5 million, and $0.7 million of our total restructuring costs in 2019 related to our Driveline, Metal Forming and Casting segments, respectively, while the remainder were corporate costs.
In 2018, we incurred severance charges of approximately $2.5 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $11.7 million, and long-lived asset impairment charges of $30.0 million. In 2017, severance charges were approximately $2.0 million, while implementation costs, including professional fees, were $13.9 million and long-lived asset impairment charges were $1.5 million.
We expect to incur approximately $20 million to $30 million of total restructuring charges in 2020, substantially all of which are under the 2019 Program.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2019, we completed our acquisition of Mitec, and in 2017, we completed our acquisitions of MPG and USM Mexico. The following table represents a summary of charges incurred in 2019, 2018 and 2017 associated with acquisition and integration costs:

	Acquisition-Related Costs	Severance Charges	Integration Expenses	Total

2019 Charges	$1.8	$—	$16.2	$18.0
2018 Charges	1.2	0.5	33.0	34.7
2017 Charges	40.7	7.2	45.4	93.3

Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with the acquisitions.
Total restructuring charges and acquisition-related charges of $57.8 million, $78.9 million and $110.7 million are shown on a separate line item titled "Restructuring and Acquisition-Related Costs" in our Consolidated Statements of Operations for 2019, 2018 and 2017, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the year ended December 31, 2019 and the year ended December 31, 2018:

	Driveline	Metal Forming	Powertrain	Casting	Consolidated
	(in millions)
Balance as of January 1, 2018	$211.1	$558.9	$478.8	$405.5	$1,654.3
Acquisition of MPG	—	0.9	—	—	0.9
Acquisition of USM Mexico	1.3	—	—	—	1.3
Impairment charge	—	—	(80.0)	(405.5)	(485.5)
Sale of business	—	—	(15.1)	—	(15.1)
Foreign currency translation	(0.3)	(7.4)	(6.4)	—	(14.1)
Balance as of December 31, 2018	$212.1	$552.4	$377.3	$—	$1,141.8
Reorganization	187.2	190.1	(377.3)	—	—
Impairment charge	—	(440.0)	—	—	(440.0)
Foreign currency translation	(1.0)	(1.7)	—	—	(2.7)
Balance as of December 31, 2019	$398.3	$300.8	$—	$—	$699.1

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

In the first quarter of 2019, we initiated a global restructuring program (the 2019 Program) to further streamline our business by consolidating our four existing segments into three segments. See Note 4 - Restructuring and Acquisition-Related Costs for further detail on this reorganization of our segments. Prior to this reorganization, our former Powertrain segment was also a reporting unit for purposes of measuring and reporting goodwill. The goodwill that was previously attributable to the former Powertrain reporting unit was reallocated to the Driveline and Metal Forming reporting units based on the relative fair value of the respective portions that became attributable to those reporting units. The initiation of the 2019 Program and the reorganization of our business represented a triggering event in the first quarter of 2019 to test goodwill for impairment prior to reallocating the former Powertrain goodwill to Driveline and Metal Forming. No impairment was identified as a result of completing this goodwill impairment test.

As a result of our annual goodwill impairment test in the fourth quarter of 2019, we determined that the carrying value of our Metal Forming reporting unit was greater than its fair value. As such, we recorded a goodwill impairment charge of $440.0 million in 2019 associated with this reporting unit. This impairment was primarily the result of a decline in the projected cash flows of this reporting unit under our long-range plan completed in the fourth quarter of 2019, as compared to the long-range plan completed in the fourth quarter of 2018. This was driven, in part, by lower forecasted sales volumes in the internal and external data sources used to form our projections. At December 31, 2019, accumulated goodwill impairment losses were $925.5 million.

As a result of our test in the fourth quarter of 2018, we determined that the carrying values of our Casting and former Powertrain reporting units were greater than their respective fair values. As such, we recorded non-cash goodwill impairment charges of $405.5 million associated with our Casting reporting unit and $80.0 million associated with our former Powertrain reporting unit in 2018. These impairments were primarily the result of a general contraction of pricing multiples associated with capital intensive businesses such as the business conducted by our Casting and former Powertrain reporting units, as well as a decline in the projected cash flows of

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

these reporting units under our long-range plan completed in the fourth quarter of 2018, as compared to the long-range plan completed in the fourth quarter of 2017.

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

In the second quarter of 2018, we completed the sale of the aftermarket business associated with our former Powertrain segment. We allocated $15.1 million of goodwill to the sold business, which represented the fair value of the business sold relative to the fair value of the associated reporting unit.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's total intangible assets, which are all subject to amortization, as of December 31, 2019 and December 31, 2018:

	December 31,			December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$45.8	$(27.6)	$18.2	$38.0	$(20.1)	$17.9
Customer platforms	856.2	(174.4)	681.8	952.2	(123.5)	828.7
Customer relationships	53.0	(9.4)	43.6	147.0	(16.5)	130.5
Technology and other	156.0	(35.1)	120.9	156.2	(22.2)	134.0
Total	$1,111.0	$(246.5)	$864.5	$1,293.4	$(182.3)	$1,111.1

In the fourth quarter of 2019, we completed the sale of the U.S. operations of our Casting business to entities affiliated with Gamut Capital Management, L.P. As such, during 2019 we reduced the gross carrying amount of our customer platforms and customer relationships by $96.0 million and $94.0 million, respectively, and reduced the associated accumulated amortization by $17.2 million and $14.6 million, respectively.

As a result of the acquisition of MPG in 2017, we recorded intangible assets related to aftermarket customer relationships that were associated with the former Powertrain aftermarket business that we sold in the second quarter of 2018. As such, during 2018 we reduced the gross carrying amount of our customer relationships by $4.8 million, and reduced the associated accumulated amortization by $0.3 million.

Amortization expense for our intangible assets was $95.4 million for the year ended December 31, 2019, $99.4 million for the year ended December 31, 2018, and $75.3 million for the year ended December 31, 2017. The change in amortization expense in 2019, as compared to 2018, was primarily attributable to the sale of the U.S. operations of our Casting business in the fourth quarter of 2019. The increase in amortization expense in 2018, as compared to 2017, was primarily attributable to the impact of twelve months of amortization on the MPG intangibles in 2018, as compared to nine months of amortization in 2017. Estimated amortization expense is approximately $87 million per year for each of the years 2020 through 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LONG-TERM DEBT

Long-term debt, net consists of the following:

	December 31,
	2019	2018
	(in millions)
Revolving credit facility	$—	$—
Term Loan A Facility	340.0	83.8
Term Loan B Facility	1,188.8	1,511.2
7.75% Notes due 2019	—	100.0
6.625% Notes due 2022	450.0	450.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	400.0
6.25% Notes due 2025	700.0	700.0
Foreign credit facilities and other	113.4	127.1
Capital lease obligations	—	3.4
Total debt	3,692.2	3,875.5
Less: Current portion of long-term debt	28.7	121.6
Long-term debt	3,663.5	3,753.9
Less: Debt issuance costs	51.2	67.1
Long-term debt, net	$3,612.3	$3,686.8

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

In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment (First Amendment) to the Credit Agreement (as amended by the First Amendment, the Amended Credit Agreement). The First Amendment, among other things, established $340 million in incremental term loan A commitments under the Amended Credit Agreement with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), reduced the availability under the Revolving Credit Facility from $932 million to $925 million and extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024, and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remain unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness. This also satisfies all payment requirements under the Term Loan B Facility until maturity in 2024. We expensed $5.1 million for the write-off of the unamortized debt issuance costs related to the existing Term Loan A Facility and a portion of the unamortized debt issuance costs related to our Term Loan B Facility that we had been amortizing over the expected life of the borrowings.

In December 2019, we used a portion of the cash proceeds from the Casting Sale to make a payment on our Term Loan B Facility, which included a principal payment of $59.8 million and $0.4 million in accrued interest. We also expensed approximately $1.0 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2019, $898.8 million was available under the Revolving Credit Facility. This availability reflects a reduction of $26.2 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

REDEMPTION OF 7.75% NOTES DUE 2019 In the second quarter of 2019, we voluntarily redeemed the remaining balance outstanding under our 7.75% Notes due 2019. This resulted in a principal payment of $100.0 million and $0.3 million in accrued interest. We also expensed approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

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

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through January 2021. At December 31, 2019, $106.0 million was outstanding under these facilities and an additional $89.1 million was available. At December 31, 2018, $127.1 million was outstanding under these facilities and an additional $78.2 million was available.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2020	$53.2
2021	77.1
2022	471.3
2023	29.8
2024	1,460.8
Thereafter	1,600.0
Total	$3,692.2

CAPITAL LEASE OBLIGATIONS Upon our adoption of ASC 842 Leases, our capital (finance) lease obligations are now presented in Accrued expenses and other, and Postretirement benefits and other long-term liabilities on our Consolidated Balance Sheet. See Note 3 - Leasing for additional detail regarding our adoption of ASC 842.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $217.3 million in 2019, $216.3 million in 2018 and $195.6 million in 2017. The change in interest expense in 2018, as compared to 2017, is primarily attributable to additional interest expense incurred on borrowings outstanding under our Senior Secured Credit Facilities entered into in April 2017, as well as on $700.0 million aggregate principal amount of 6.25% senior notes due 2025 and $500.0 million in aggregate principal amount of 6.50% senior notes due 2027, which were issued in March 2017.

We capitalized interest of $15.5 million in 2019, $28.4 million in 2018 and $18.3 million in 2017. The weighted-average interest rate of our long-term debt outstanding at December 31, 2019 was 5.8% as compared to 5.9% and 5.7% at December 31, 2018 and 2017, respectively.

Interest income was $5.8 million in 2019, $2.0 million in 2018 and $2.9 million in 2017. Interest income includes interest earned on cash and cash equivalents, realized and unrealized gains and losses on our short-term investments during the period, and the impact of the interest rate differential on our fixed-to-fixed cross-currency swap.

SUBSEQUENT EVENT In January 2020, we issued an irrevocable notice to the holders of the 6.625% Notes due 2022 to voluntarily redeem a portion of our 6.625% Notes due 2022 in the first quarter of 2020. This will result in a principal payment of $100 million and $2.0 million in accrued interest. We expect to expense approximately $0.4 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for the payment of an early redemption premium.

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

CURRENCY DERIVATIVE CONTRACTS From time to time, we use foreign currency forward and option contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. We had currency forward contracts outstanding with a notional amount of $180.1 million and $185.8 million at December 31, 2019 and 2018, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the third quarter of 2022 and the purchase of certain direct and indirect inventory and other working capital items into the third quarter of 2020.

FIXED-TO-FIXED CROSS-CURRENCY SWAP In 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. As of December 31, 2019, the notional amount of the fixed-to-fixed cross-currency swap was $224.2 million, and hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

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

Also in the second quarter of 2019, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2019, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $1.0 billion through May 2020, $900.0 million through May 2021, $750.0 million through May 2022, $600.0 million through May 2023 and $500.0 million through May 2024.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under Accounting Standards Codification 815 - Derivatives and Hedging (ASC 815):

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Gain (Loss) Reclassified During the Twelve Months Ended December 31,			Total of Financial Statement Line Item	Gain (Loss) Expected to be Reclassified During the Next 12 Months
		2019	2018	2017	2019
		(in millions)
Currency forward contracts	Cost of Goods Sold	$2.4	$(2.8)	$(5.3)	$5,628.3	$5.0
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	1.3	—	—	(12.5)	—
Variable-to-fixed interest rate swap	Interest Expense	(2.0)	3.2	—	(217.3)	(8.2)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

See Note 14 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for amounts recognized in Accumulated other comprehensive income (loss) during the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

The following table summarizes the amount and location of gains (losses) recognized in the Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location of Gain/(Loss) Recognized in Net Income (Loss)	Gain (Loss) Recognized During the Twelve Months Ended December 31,			Total of Financial Statement Line Item
		2019	2018	2017	2019
		(in millions)
Currency forward contracts	Cost of Goods Sold	$3.9	$1.6	$2.7	$5,628.3
Currency forward contracts	Other Income (Expense), Net	—	1.4	(0.1)	(12.5)
Currency option contracts	Cost of Goods Sold	—	—	0.8	5,628.3

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to GM were approximately 37% of our consolidated net sales in 2019, 41% in 2018, and 47% in 2017. Accounts and other receivables due from GM were $328.5 million at year-end 2019 and $353.7 million at year-end 2018. Sales to FCA US LLC (FCA), were approximately 17% of our consolidated net sales in 2019, 13% in 2018 and 14% in 2017. Accounts and other receivables due from FCA were $154.8 million at year-end 2019 and $176.0 million at year-end 2018. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $236.0 million as of December 31, 2019 and $232.9 million as of December 31, 2018. See Note 9 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$271.3	$271.3	$44.0	$44.0	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	5.0	5.0	1.3	1.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.9	0.9	0.9	0.9	Level 2
Nondesignated - currency forward contracts	1.9	1.9	0.6	0.6	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	3.4	3.4	0.4	0.4	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	1.1	1.1	—	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.2	2.2	1.6	1.6	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	—	—	0.8	0.8	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	7.9	7.9	0.7	0.7	Level 2
Nondesignated - currency forward contracts	—	—	0.4	0.4	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	—	—	0.9	0.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	18.4	18.4	6.9	6.9	Level 2

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

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	340.0	337.9	83.8	79.5	Level 2
Term Loan B Facility	1,188.8	1,174.0	1,511.2	1,420.6	Level 2
7.75% Notes due 2019	—	—	100.0	102.1	Level 2
6.625% Notes due 2022	450.0	455.4	450.0	444.4	Level 2
6.50% Notes due 2027	500.0	516.3	500.0	446.3	Level 2
6.25% Notes due 2026	400.0	409.0	400.0	358.0	Level 2
6.25% Notes due 2025	700.0	716.6	700.0	636.7	Level 2

Investments in our defined benefit pension plans are stated at fair value. See Note 9 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets.

LONG-LIVED ASSETS During the year ended December 31, 2018, we recorded asset impairment charges as a result of restructuring actions initiated during the period. See Note 4 - Restructuring and Acquisition-Related Costs for further detail.

The following table summarizes the impairments of long-lived assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

	December 31, 2019		December 31, 2018
Balance Sheet Classification	Fair Value	Asset Impairment	Fair Value	Asset Impairment
	(in millions)

Property, plant and equipment, net	$—	$—	$—	$28.8
Other assets and deferred charges	—	—	—	1.2

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

Actuarial valuations of our benefit plans were made as of December 31, 2019 and 2018. The primary weighted-average assumptions used in the year-end valuation of our principal plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The U.K. discount rates are based on hypothetical yield curves developed from corporate bond yield information within each regional market. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2019		2018		2017		2019	2018	2017
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.
Discount rate	3.40%	2.05%	4.30%	2.95%	3.65%	2.75%	3.35%	4.35%	3.65%
Expected return on plan assets	7.25%	4.00%	7.50%	5.10%	7.45%	5.10%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.15%	4.00%	3.40%	4.00%	3.40%	4.00%	4.00%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $737.8 million and $732.5 million at December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the accumulated benefit obligation for our underfunded defined benefit pension plans was $608.0 million, the projected benefit obligation was $608.0 million and the fair value of assets for these plans was $483.2 million.

AAM and GM share proportionally in the cost of OPEB for eligible retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received pursuant to this agreement of $236.0 million and $232.9 million at December 31, 2019 and December 31, 2018, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $12.7 million that is classified as a current asset and $223.3 million that is classified as a noncurrent asset as of December 31, 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$734.5	$824.0	$537.3	$613.3
Service cost	1.5	2.6	0.3	0.4
Interest cost	28.0	27.3	12.8	12.4
Plan amendments	—	4.3	—	(2.3)
Actuarial loss (gain)	71.5	(63.2)	11.9	(43.8)
Change in GM portion of OPEB obligation	—	—	3.1	(32.6)
Participant contributions	0.2	0.3	—	—
Curtailments	(1.9)	(11.6)	—	(0.2)
Settlements	(28.8)	(0.6)	—	—
Benefit payments	(44.1)	(39.7)	(15.5)	(9.9)
Sale of business	(26.2)	—	(0.8)	—
Currency fluctuations	5.5	(9.4)	—	—
Other	—	0.5	—	—
Net change	5.7	(89.5)	11.8	(76.0)
Benefit obligation at end of year	$740.2	$734.5	$549.1	$537.3

Change in plan assets
Fair value of plan assets at beginning of year	$625.8	$702.2	$—	$—
Actual return on plan assets	87.5	(31.0)	—	—
Employer contributions	10.0	4.4	15.5	9.9
Participant contributions	0.2	0.3	—	—
Benefit payments	(44.1)	(39.8)	(15.5)	(9.9)
Settlements	(28.8)	(0.6)	—	—
Sale of business	(20.7)	—	—	—
Currency fluctuations	6.7	(9.7)	—	—
Net change	10.8	(76.4)	—	—
Fair value of plan assets at end of year	$636.6	$625.8	$—	$—

Amounts recognized in our Consolidated Balance Sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Noncurrent assets	$21.2	$26.4	$—	$—
Current liabilities	(6.6)	(6.5)	(29.1)	(30.8)
Noncurrent liabilities	(118.2)	(128.6)	(520.0)	(506.5)
Net liability	$(103.6)	$(108.7)	$(549.1)	$(537.3)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-tax amounts recorded in accumulated other comprehensive income (loss) (AOCI), not yet recognized in net periodic benefit cost (credit) as of December 31, 2019 and 2018, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Net actuarial gain (loss)	$(239.2)	$(230.6)	$19.3	$31.3
Net prior service credit (cost)	(1.2)	(1.2)	4.7	6.2
Total amounts recorded	$(240.4)	$(231.8)	$24.0	$37.5

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost	$1.5	$2.6	$3.6	$0.3	$0.4	$0.3
Interest cost	28.0	27.3	28.9	12.8	12.4	13.3
Expected asset return	(41.1)	(45.8)	(44.0)	—	—	—
Amortized actuarial loss	6.4	7.8	7.1	0.1	0.8	0.6
Amortized prior service cost (credit)	—	0.1	(0.1)	(1.5)	(2.7)	(2.7)
Curtailment loss (gain)	—	3.2	—	—	(0.6)	—
Settlement charge	10.4	0.4	3.2	—	—	—
Net periodic benefit cost (credit)	$5.2	$(4.4)	$(1.3)	$11.7	$10.3	$11.5

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

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that is expected to be amortized from AOCI into net periodic benefit cost in 2020 are $8.6 million and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the other defined benefit postretirement plans that is expected to be amortized from AOCI into net periodic benefit cost in 2020 are $1.0 million and $1.5 million, respectively.

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 6.50% was assumed for 2020. The rate was assumed to decrease gradually to 5.00% by 2026 and to remain at that level thereafter. Health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1.0% increase in the assumed health care cost trend rate would have increased total service and interest cost in 2019 and the postretirement obligation, net of GM cost sharing, at December 31, 2019 by $1.4 million and $33.8 million, respectively. A 1.0% decrease in the assumed health care cost trend rate would have decreased total service and interest cost in 2019 and the postretirement obligation, net of GM cost sharing, at December 31, 2019 by $1.1 million and $28.4 million, respectively.

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $57.9 million in 2020; $56.0 million in 2021; $55.0 million in 2022; $55.0 million in 2023; $56.4 million in 2024 and $288.4 million for

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2025 through 2029. These amounts were estimated using the same assumptions that were used to measure our 2019 year-end pension and OPEB obligations and include an estimate of future employee service.

Contributions We contributed $2.2 million to our pension trusts in 2019. Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions) related to certain of our U.S. pension plans, we expect our regulatory pension funding requirements in 2020 to be approximately $1.5 million. We expect our cash payments, net of GM cost sharing, for OPEB to be approximately $17 million in 2020.

Terminated vested lump sum payment offer In 2019, we offered a voluntary one-time lump sum payment option to certain eligible terminated vested participants in our U.S. pension plans that, if accepted, would settle our pension obligations to them (AAM Pension Payout Offer). The lump sum settlements, which were paid from plan assets, reduced our liabilities and administrative costs going forward.

The AAM Pension Payout Offer was offered to approximately 2,000 of our U.S. pension plan participants, of which 616 participants accepted the offer. We made a one-time lump sum payment from our pension trust of $28.4 million in 2019. As a result of this settlement, we remeasured the assets and liabilities of our U.S. pension plans, which reduced our projected benefit obligation by $32.5 million and resulted in a non-cash settlement charge of $9.8 million in the fourth quarter of 2019 related to the accelerated recognition of certain deferred losses.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2019 and 2018 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2019	2018	Allocation	2019	2018	Allocation
Equity securities	35.2%	31.9%	30% - 55%	22.7%	19.0%	15% - 25%
Fixed income securities	52.9	57.5	40% - 60%	66.8	68.3	65% - 75%
Alternative assets	10.4	10.0	5% - 10%	9.4	10.5	5% - 15%
Cash	1.5	0.6	0% - 5%	1.1	2.2	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2019
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$7.3	$2.0	$—	$9.3
Equity
U.S. Large Cap	82.4	3.0	—	85.4
U.S. Small/Mid Cap	22.7	—	—	22.7
World Equity	88.1	4.7	—	92.8
Fixed Income Securities
Government & Agencies	74.3	45.0	—	119.3
Corporate Bonds - Investment Grade	185.8	0.6	—	186.4
Corporate Bonds - Non-investment Grade	21.7	1.1	—	22.8
Emerging Market Debt	20.4	0.7	—	21.1
Other	6.9	4.8	—	11.7
Other
Property Funds (a)	—	—	—	57.3
Liquid Alternatives Fund (a)	—	—	—	1.6
Structured Credit Fund (a)	—	—	—	6.2
Total Plan Assets	$509.6	$61.9	$—	$636.6

December 31, 2018
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$3.5	$3.2	$—	$6.7
Equity
U.S. Large Cap	72.5	3.4	—	75.9
U.S. Small/Mid Cap	17.4	0.1	—	17.5
World Equity	79.5	5.3	—	84.8
Fixed Income Securities
Government & Agencies	86.5	54.3	—	140.8
Corporate Bonds - Investment Grade	177.2	2.7	—	179.9
Corporate Bonds - Non-investment Grade	19.8	1.5	—	21.3
Emerging Market Debt	18.0	0.9	—	18.9
Other	6.9	8.9	—	15.8
Other
Property Funds (a)	—	—	—	56.0
Liquid Alternatives Fund (a)	—	—	—	2.5
Structured Credit Fund (a)	—	—	—	5.7
Total Plan Assets	$481.3	$80.3	$—	$625.8

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFINED CONTRIBUTION PLANS Most of our salaried and hourly U.S. associates, including certain UAW represented associates at our legacy U.S. locations, are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $11.5 million in 2019, $12.4 million in 2018 and $10.0 million in 2017. Certain U.S. associates are eligible annually to receive an additional AAM Retirement Contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made ARC contributions of $10.3 million, $7.3 million and $7.1 million in 2019, 2018 and 2017, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK-BASED COMPENSATION AND OTHER INCENTIVE COMPENSATION

STOCK-BASED COMPENSATION

At December 31, 2019, we had stock-based awards outstanding under stock compensation plans approved by our stockholders. Under these plans, shares have been authorized for issuance to our directors, officers and certain other associates in the form of unvested restricted stock units, performance shares or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2019 were 5.3 million. The current stock plan will expire in May 2028.

RESTRICTED STOCK UNITS We have awarded restricted stock units (RSUs). Compensation expense associated with RSUs settled in stock is recorded to paid-in-capital ratably over the three-year vesting period.

The following table summarizes activity relating to our RSUs:

		Weighted-Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2017	1.8	$18.70
Granted	1.3	18.09
Vested	(0.4)	19.70
Canceled	(0.2)	16.79
Outstanding at December 31, 2017	2.5	$18.35
Granted	1.7	14.57
Vested	(0.4)	24.16
Canceled	(0.3)	15.84
Outstanding at December 31, 2018	3.5	$16.00
Granted	1.0	15.78
Vested	(0.7)	15.53
Canceled	(0.7)	16.05
Outstanding at December 31, 2019	3.1	$16.03

As of December 31, 2019, unrecognized compensation cost related to unvested RSUs totaled $17.0 million. The weighted average period over which this cost is expected to be recognized is approximately 2 years. In 2019 and 2018, the total fair market value of RSUs vested was $10.9 million and $6.1 million, respectively.

PERFORMANCE SHARES As of December 31, 2019, we have performance shares (PS) outstanding under our 2018 Omnibus Incentive Plan. We grant performance shares payable in stock to officers which vest in full over a three-year performance period. In 2019, these grants were based on a total shareholder return (TSR) measure, and in 2018, these grants were based equally on a TSR measure, and AAM's three-year cumulative free cash flow. In 2017, these grants were based equally on a TSR measure and AAM's three-year adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) margin. The TSR metric compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Based on these EBITDA, free cash flow and relative TSR performance metrics, the number of performance shares that will vest will be between 0% and 200% of the grant date amount. Share price appreciation and dividends paid are measured over the performance period to determine TSR. As these awards are settled in stock, the compensation expense is recorded ratably over the vesting period to paid-in-capital.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity relating to our performance shares:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share
EBITDA Awards	(in millions, except per share data)
Outstanding at January 1, 2017	0.5	$30.19
Granted	0.2	39.01
Vested	(0.1)	27.73
Canceled	—	—
Outstanding at December 31, 2017	0.6	$33.91
Granted	—	—
Vested	(0.1)	37.67
Canceled	—	—
Outstanding at December 31, 2018	0.5	$34.49
Granted	—	—
Vested	(0.4)	31.21
Canceled	—	—
Outstanding at December 31, 2019	0.1	$39.09

TSR Awards
Outstanding at January 1, 2017	0.5	$19.55
Granted	0.2	24.58
Vested	(0.1)	22.78
Canceled	—	—
Outstanding at December 31, 2017	0.6	$20.93
Granted	0.3	13.91
Vested	(0.1)	31.21
Canceled	—	—
Outstanding at December 31, 2018	0.8	$16.25
Granted	0.3	24.36
Vested	(0.2)	17.54
Canceled	(0.1)	20.49
Outstanding at December 31, 2019	0.8	$20.13

Free Cash Flow Awards
Outstanding at January 1, 2018	—	$—
Granted	0.3	14.28
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2018	0.3	$14.28
Granted	—	—
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2019	0.3	$14.28

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimate the fair value of our EBITDA performance shares on the date of grant using our estimated three-year adjusted EBITDA margin, based on AAM's budget and long-range plan assumptions at that time, and adjust quarterly as necessary. We estimate the fair value of our TSR performance shares on the date of grant using the Monte Carlo simulation approach. The Monte Carlo simulation approach utilizes inputs on volatility assumptions, risk free rates, the price of the Company’s and our competitor peer group's common stock and their correlation as of each valuation date. Volatility assumptions are based on historical and implied volatility measurements. We estimate the fair value of our free cash flow performance shares on the date of grant using our estimated three-year cumulative free cash flow, based on AAM's budget and long-range plan assumptions at the time, and adjust quarterly as necessary.

Based on the current fair value, the estimated unrecognized compensation cost related to unvested PS totaled $6.8 million, as of December 31, 2019. The weighted-average period over which this cost is expected to be recognized is approximately two years.

OTHER INCENTIVE COMPENSATION

PERFORMANCE UNITS As of December 31, 2019, we have performance units (PU) outstanding under our 2018 Omnibus Incentive Plan. We grant PU payable in cash to officers and certain other associates which vest in full over a three-year performance period. These liability classified awards are incentive compensation as they are based on AAM's three-year cumulative free cash flow and are not indexed to or impacted by our share price. The $14.2 million of PU granted during 2019 will vest for officers between 0% and 200% of the grant date amount, and for other associates between 0% and 150% of the grant date amount, using our cumulative free cash flow performance metric. Based on the current fair value, the estimated unrecognized compensation cost related to unvested PU totaled $6.3 million, as of December 31, 2019. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. INCOME TAXES

The components of income (loss) before income taxes are as follows:

	2019	2018	2017
	(in millions)
U.S. loss	$(889.0)	$(549.4)	$(37.1)
Non - U.S. income	356.0	435.5	377.1
Total income (loss) before income taxes	$(533.0)	$(113.9)	$340.0

The following is a summary of the components of our provision for income taxes:

	2019	2018	2017
	(in millions)
Current
Federal	$(11.9)	$(81.5)	$87.1
State and local	0.1	3.2	(0.7)
Foreign	49.3	46.5	62.4
Total current	$37.5	$(31.8)	$148.8

Deferred
Federal	$(73.5)	$(5.1)	$(122.3)
State and local	(1.5)	(6.7)	(17.0)
Foreign	(11.4)	(13.5)	(7.0)
Total deferred	(86.4)	(25.3)	(146.3)
Total income tax expense (benefit)	$(48.9)	$(57.1)	$2.5

The following is a reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017 to our provision for income taxes:

	2019	2018	2017
Federal statutory	$(111.9)	$(23.9)	$119.0
Foreign income taxes	(40.2)	(39.7)	(96.3)
Change in enacted tax rate	0.2	(8.3)	(107.6)
Transition tax	(7.5)	5.8	108.3
State and local	(20.0)	(12.8)	(6.3)
Tax credits	(9.6)	(20.1)	(8.8)
Valuation allowance	12.6	12.9	(6.1)
Goodwill impairment	92.4	21.6	—
Withholding taxes	4.0	6.6	4.7
U.S. tax on unremitted foreign earnings	(2.8)	4.1	(18.6)
Global intangible low-taxed income	31.1	8.0	—
Uncertain tax positions	5.9	(9.8)	13.5
Other	(3.1)	(1.5)	0.7
Effective income tax expense (benefit)	$(48.9)	$(57.1)	$2.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2019, our income tax benefit varied from the tax benefit computed at the U.S. federal statutory rate primarily as a result of the goodwill impairment charge, which resulted in no income tax benefit, as well as the incremental tax expense associated with the global intangible low-taxed income inclusion under the Tax Cuts and Jobs Act of 2017 (the 2017 Act), and our inability to realize an income tax benefit for losses incurred in certain foreign and state jurisdictions. These items were partially offset by the impact of favorable foreign tax rates and income tax credits. In addition, as part of the 2017 Act, a one-time transition tax (Transition Tax) was imposed on certain foreign earnings for which U.S. income tax was previously deferred. The Department of Treasury and Internal Revenue Service issued final regulations on February 5, 2019 regarding the Transition Tax, which changed the manner in which we are required to compute the Transition Tax when it is recognized over a two-year period. The application of the final regulations resulted in a $9.3 million income tax benefit, which has been recorded in 2019, the period in which the final regulations were issued.

In 2018, our income tax benefit varied from the tax benefit computed at the U.S. federal statutory rate, and in 2017 our income tax expense was lower than tax expense computed at the U.S. federal statutory rate, primarily due to the impact of favorable foreign tax rates, and the impact of income tax credits, partially offset by our inability to realize an income tax benefit for losses incurred in certain foreign and state jurisdictions. In addition, during 2018, we finalized an advance pricing agreement in a foreign jurisdiction and settled various other matters, which resulted in an income tax benefit and a reduction of our liability for unrecognized tax benefits and related interest and penalties of approximately $20 million. We also recorded an income tax benefit of approximately $85 million in 2018 as a result of the goodwill impairment charge, partially offset by a discrete tax expense related to the sale of the aftermarket business associated with our former Powertrain segment.

In connection with our analysis of the impacts of the 2017 Act, we recorded estimated provisional amounts under SAB 118, resulting in a discrete net tax benefit of approximately $20 million for the year ended December 31, 2017. This net benefit primarily consisted of a benefit of approximately $110 million for the remeasurement of our net deferred tax liabilities as a result of the change in tax rate and a benefit of $18 million related to the reduction of a previously recorded deferred tax liability on certain foreign earnings, partially offset by expense of approximately $108 million related to the Transition Tax. These were provisional amounts at December 31, 2017 under SAB 118 because we had not yet completed our accounting for all of the enactment-date income tax effects of the 2017 Act. As of December 31, 2018, we had completed our accounting for all of the enactment-date income tax effects of the 2017 Act.

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

Under GAAP, we must make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as global intangible low-taxed income (GILTI) in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense. We have elected to account for GILTI in the year the tax is incurred.

As of December 31, 2019, we have refundable income taxes of approximately $25 million classified as Prepaid expenses and other on our Consolidated Balance Sheet, as compared to approximately $10 million as of December 31, 2018. We also have income taxes payable of approximately $3 million and $10 million classified as Accrued expenses and other on our Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The approximate tax effect of each significant type of temporary difference and carryforward that results in a deferred tax asset or liability is as follows:

	December 31,
	2019	2018
	(in millions)
Deferred tax assets
Employee benefits	$149.4	$152.9
Inventory	27.3	22.9
Net operating loss (NOL) carryforwards	201.7	166.0
Tax credit carryforwards	47.8	44.3
Capital allowance carryforwards	9.3	10.0
Capitalized expenditures	42.9	25.9
Interest carryforward	43.9	—
Operating lease liabilities	27.1	—
Other	42.7	47.3
Valuation allowances	(196.0)	(183.3)
Deferred tax assets	$396.1	$286.0

Deferred tax liabilities
Other intangible assets	(199.7)	(176.0)
Fixed assets	(120.7)	(141.9)
Operating lease right-of-use assets	(27.1)	—
Other	(4.1)	(15.2)
Deferred tax liabilities	$(351.6)	$(333.1)

Deferred tax asset (liability), net	$44.5	$(47.1)

Deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2019	2018
	(in millions)
U.S. federal and state deferred tax asset (liability), net	$5.0	$(76.6)
Other foreign deferred tax asset, net	39.5	29.5
Deferred tax asset (liability), net	$44.5	$(47.1)

DEFERRED INCOME TAX ASSETS AND LIABILITIES AND VALUATION ALLOWANCES The deferred income tax assets and liabilities summarized above reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities for income tax purposes. ASC 740 - Income Taxes states that companies must measure deferred tax amounts at the rate at which they are expected to be realized.

As of December 31, 2019 and December 31, 2018, we had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of $258.8 million and $220.3 million, respectively. Approximately $101.5 million of the deferred tax assets at December 31, 2019 relate to NOL and tax credits that can be carried forward indefinitely with the remainder expiring between 2020 and 2039.

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

During 2019 and 2018, we recorded a net tax expense of $25.4 million and $16.0 million, respectively, resulting from net losses in certain foreign and U.S. state and local jurisdictions with no corresponding tax benefit due to increases in our valuation allowance. This was partially offset by a net tax benefit of $12.8 million and $3.1 million, respectively, resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance in a foreign jurisdiction.

As of December 31, 2019 and December 31, 2018, we have a valuation allowance of $196.0 million and $183.3 million, respectively, related to net deferred tax assets in several foreign jurisdictions and U.S. state and local jurisdictions.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2017	$28.2	$2.5
Increase in prior year tax positions	1.5	3.1
Decrease in prior year tax positions	(0.4)	—
Increase in current year tax positions	10.5	—
Increase from acquisitions	8.3	1.9
Settlement	(1.2)	(0.1)
Foreign currency remeasurement adjustment	0.8	0.1
Balance at December 31, 2017	$47.7	$7.5
Increase in prior year tax positions	5.6	3.5
Decrease in prior year tax positions	(16.9)	(2.5)
Increase in current year tax positions	6.0	—
Settlement	(3.7)	(1.6)
Balance at December 31, 2018	$38.7	$6.9
Increase in prior year tax positions	0.2	4.5
Decrease in prior year tax positions	(3.1)	(0.1)
Increase in current year tax positions	4.4	—
Foreign currency remeasurement adjustment	0.9	0.2
Balance at December 31, 2019	$41.1	$11.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2019 and December 31, 2018, we had $41.1 million and $38.7 million of gross unrecognized income tax benefits, respectively.

In 2019, 2018, and 2017, we recognized expense of $4.4 million, $1.0 million and $3.1 million, respectively, related to interest and penalties in Income tax expense (benefit) on our Consolidated Statements of Operations. We have a liability of $11.5 million and $6.9 million related to the estimated future payment of interest and penalties at December 31, 2019 and 2018, respectively. The amount of the unrecognized income tax benefits, including interest and penalties, as of December 31, 2019 that, if recognized, would affect the effective tax rate is $49.4 million.

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for the years 2015 through 2017. Generally, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2013.

During the next 12 months, we may finalize another advance pricing agreement in a foreign jurisdiction, which would result in a cash payment to the relevant tax authorities and a reduction of our liability for unrecognized tax benefits and related interest and penalties. Although it is difficult to estimate with certainty the amount of any audit settlement, we do not expect any potential settlement to be materially different from what we have recorded in unrecognized tax benefits. Based on the status of ongoing tax audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	2019	2018	2017
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$(484.5)	$(57.5)	$337.1
Less: Net income allocated to participating securities	—	—	(7.5)
Net income (loss) attributable to common shareholders - Basic and Dilutive	$(484.5)	$(57.5)	$329.6

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	115.6	115.0	104.6
Less: Participating securities	(3.3)	(3.4)	(2.3)
Weighted-average common shares outstanding	112.3	111.6	102.3

Effect of dilutive securities -
Dilutive stock-based compensation	—	—	0.5

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	112.3	111.6	102.8

Basic EPS	$(4.31)	$(0.51)	$3.22

Diluted EPS	$(4.31)	$(0.51)	$3.21

Basic and diluted loss per share are the same in 2019 and 2018 because the effect of 0.4 million dilutive performance shares in 2019, and the effect of 0.8 million dilutive stock options and performance shares in 2018, would have been antidilutive.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $131.9 million at December 31, 2019 and $287.2 million at December 31, 2018.

LEGAL PROCEEDINGS We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, tax or contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2019, 2018 and 2017.
ENVIRONMENTAL OBLIGATIONS Due to the nature of our manufacturing operations, we have legal obligations to perform asset retirement activities pursuant to federal, state, and local requirements at our current and former facilities. The process of estimating environmental liabilities is complex. Significant uncertainty may exist related to the timing and method of the settlement of these obligations. Therefore, these liabilities are not reasonably estimable until a triggering event occurs that allows us to estimate a range and assess the probabilities of potential settlement dates and the potential methods of settlement.

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

During 2019 and 2018, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2019	2018
	(in millions)
Beginning balance	$57.7	$49.5
Accruals	18.5	19.1
Settlements	(10.4)	(10.7)
Adjustments to prior period accruals	(3.9)	0.4
Foreign currency translation	0.1	(0.6)
Ending balance	$62.0	$57.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the year ended December 31, 2019, December 31, 2018 and December 31, 2017 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at January 1, 2017	$(243.5)		$(122.4)	$(23.7)		$(389.6)

Other comprehensive income (loss) before reclassifications	(20.1)		88.3	12.0		80.2
Income tax effect of other comprehensive income (loss) before reclassifications	5.5		—	(0.2)		5.3
Amounts reclassified from accumulated other comprehensive loss into net income	8.2	(b)	—	5.3	(c)	13.5
Income taxes reclassified into net income	(2.1)		—	—		(2.1)

Net current period other comprehensive income (loss)	(8.5)		88.3	17.1		96.9

Balance at December 31, 2017	$(252.0)		$(34.1)	$(6.6)		$(292.7)

Other comprehensive income (loss) before reclassifications	41.9		(62.7)	5.4		(15.4)
Income tax effect of other comprehensive income (loss) before reclassifications	(8.4)		—	(0.2)		(8.6)
Amounts reclassified from accumulated other comprehensive loss into net loss	6.0	(b)	0.2	(0.4)	(c)	5.8
Income taxes reclassified into net loss	(1.4)		—	0.7		(0.7)

Net current period other comprehensive income (loss)	38.1		(62.5)	5.5		(18.9)

Balance at December 31, 2018	$(213.9)		$(96.6)	$(1.1)		$(311.6)

Other comprehensive loss before reclassifications	(61.5)	(a)	(4.6)	(19.0)		(85.1)
Income tax effect of other comprehensive loss before reclassifications	5.6		—	6.3		11.9
Amounts reclassified from accumulated other comprehensive loss into net loss	12.5	(b)	—	(1.7)	(c)	10.8
Income taxes reclassified into net loss	(2.6)		—	(0.2)		(2.8)

Net current period other comprehensive loss	(46.0)		(4.6)	(14.6)		(65.2)

Balance at December 31, 2019	$(259.9)		$(101.2)	$(15.7)		$(376.8)

(a) ASU 2018-02 became effective on January 1, 2019, and we elected to reclassify the stranded tax effects caused by the 2017 Tax Cuts and Jobs Act, resulting in a decrease in Accumulated other comprehensive income (loss) of $27.7 million at January 1, 2019. See Note 1 - Organization and Summary of Significant Accounting Policies for further detail.

(b) Subsequent to the adoption of ASU 2017-07 effective January 1, 2018, these amounts were reclassified from AOCI to Other, net for the years ended December 31, 2019 and 2018. The amount reclassified for 2019 includes a credit to AOCI of $7.4 million related to the net effect of the AAM Pension Payout Offer and the Casting Sale. See Note 2 - Sale of Business and Note 9 - Employee Benefit Plans for more detail. For the year ended December 31, 2017, $8.7 million was reclassified from AOCI to Cost of goods sold (COGS) and $(0.5) million was reclassified from AOCI to Selling, general and administrative expenses.

(c) The amounts reclassified from AOCI included $(2.4) million in COGS, $2.0 million in interest expense and $(1.3) million in other income for the year ended December 31, 2019, $2.8 million in COGS and $(3.2) million in interest expense for the year ended December 31, 2018 and $5.3 million in COGS for the year ended December 31, 2017.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The guidance in ASC 606 Revenue from Contracts with Customers is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are obligated under our contracts with customers to manufacture and supply products for use in our customers’ operations. We satisfy these performance obligations at the point in time that the customer obtains control of the products, which is the point in time that the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the products. This typically occurs upon shipment to the customer in accordance with purchase orders and delivery releases issued by our customers. There is judgment involved in determining when the customer obtains control of the products and we have utilized the following indicators of control in our assessment:

•We have the present right to payment for the asset;
•The customer has legal title to the asset;
•We have transferred physical possession of the asset;
•The customer has the significant risks and rewards of ownership of the asset; and
•The customer has accepted the asset.

Our product offerings by segment are as follows:

•
Driveline products consist primarily of front and rear axles, driveshafts, differential assemblies, clutch modules, balance shaft systems, disconnecting driveline technology, and electric and hybrid driveline products and systems for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles;

•
Metal Forming products consist primarily of axle and transmission shafts, ring and pinion gears, differential gears and assemblies, connecting rods and variable valve timing products for Original Equipment Manufacturers and Tier 1 automotive suppliers; and

•
Prior to the sale of the U.S. operations, the Casting segment produced both thin wall castings and high strength ductile iron castings, as well as transmission pump bodies, steering knuckles, control arms, brake anchors and calipers, and ball joint housings for the global light vehicle, commercial and industrial markets.

Our contracts with customers, which are comprised of purchase orders and delivery releases issued by our customers, generally state the terms of the sale, including the quantity and price of each product purchased. Trade accounts receivable from our customers are generally due approximately 50 days from the date our customers receive our product. Our contracts typically do not contain variable consideration as the contracts include stated prices. We provide our customers with assurance type warranties, which are not separate performance obligations and are outside the scope of ASC 606. Refer to Note 13 - Commitments and Contingencies for further information on our product warranties.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain segment, with a portion moving to our Driveline segment and a portion moving to our Metal Forming segment. As a result, the Powertrain amounts previously reported for the years ended December 31, 2018 and December 31, 2017 have been reclassified to Driveline and Metal Forming.

Additionally, in the fourth quarter of 2019, we finalized the Casting Sale. The Casting Sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now included in our Driveline segment. The amounts previously reported in our Casting segment for the retained operations in El Carmen, Mexico have been reclassified to our Driveline segment for the years presented.

	Twelve Months Ended December 31, 2019
	Driveline	Metal Forming	Casting	Total
North America	$3,466.3	$1,153.1	$627.7	$5,247.1
Asia	533.6	37.6	—	571.2
Europe	351.0	256.3	—	607.3
South America	98.8	6.5	—	105.3
Total	$4,449.7	$1,453.5	$627.7	$6,530.9

	Twelve Months Ended December 31, 2018
	Driveline	Metal Forming	Casting	Total
North America	$3,823.1	$1,275.9	$741.3	$5,840.3
Asia	634.4	43.9	—	678.3
Europe	329.0	293.1	—	622.1
South America	124.9	4.8	—	129.7
Total	$4,911.4	$1,617.7	$741.3	$7,270.4

	Twelve Months Ended December 31, 2017
	Driveline	Metal Forming	Casting	Total
North America	$3,676.1	$975.8	$546.9	$5,198.8
Asia	472.5	40.0	—	512.5
Europe	220.6	200.9	—	421.5
South America	132.7	0.5	—	133.2
Total	$4,501.9	$1,217.2	$546.9	$6,266.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2018	$966.5	$44.3	$77.6
December 31, 2019	815.4	18.9	83.7
Increase/(decrease)	$(151.1)	$(25.4)	$6.1

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have future performance obligations to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the twelve months ended December 31, 2019 and December 31, 2018 we amortized $48.6 million and $47.9 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. BUSINESS COMBINATIONS

Acquisition of Mitec

On December 2, 2019, AAM completed our acquisition of certain operations of Mitec Automotive AG (Mitec), under which we acquired $20.2 million of net assets for a purchase price of $9.4 million, which was funded entirely with available cash. We recognized a gain on bargain purchase of $10.8 million, which was primarily the result of Mitec's insolvency prior to the acquisition. This gain is presented in the Gain on bargain purchase of business line item in our Consolidated Statement of Operations for the year ended December 31, 2019.

The operating results of Mitec for the period from our acquisition date through December 31, 2019, were insignificant to AAM's Consolidated Statement of Operations for this period. Further, we have not disclosed pro forma revenue and earnings for the years ended December 31, 2019 and December 31, 2018, as the operating results of Mitec would be insignificant to AAM's consolidated results for these periods.

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

MPG provides highly-engineered components for use in powertrain and safety-critical platforms for the global light, commercial and industrial markets. MPG produces these components using complex metal-forming manufacturing technologies and processes for a global customer base of OEMs and Tier I suppliers, which help their customers meet fuel economy, performance and safety standards. Our acquisition of MPG has contributed significantly to diversifying our global customer base and end markets.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

USM Mexico includes USM's operations in Guanajuato, Mexico, which has historically been one of the largest suppliers to AAM's Guanajuato Manufacturing Complex. This acquisition allowed AAM to vertically integrate the supply chain and helped ensure continuity of supply for certain parts to our largest manufacturing facility.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. SEGMENT AND GEOGRAPHIC INFORMATION

In the first quarter of 2019, we reorganized our business to disaggregate our former Powertrain segment, with a portion moving to our Driveline segment and a portion moving to our Metal Forming segment. The Powertrain amounts previously reported for the years ended December 31, 2018 and 2017 have been reclassified to Driveline and Metal Forming accordingly.

Additionally, in the fourth quarter of 2019, we completed the Casting Sale. The Casting Sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now included in our Driveline segment.

The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results. As such, we continue to present Casting as a segment in the tables below, which is now comprised entirely of the U.S. casting operations that were included in the Casting Sale. The amounts previously reported in our Casting segment for the retained operations in El Carmen, Mexico have been reclassified to our Driveline segment for the years presented.

As a result of these activities, our business is now organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 Segment Reporting. The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources.

Our product offerings by segment are as follows:

•
Driveline products consist primarily of front and rear axles, driveshafts, differential assemblies, clutch modules, balance shaft systems, disconnecting driveline technology, and electric and hybrid driveline products and systems for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles;

•
Metal Forming products consist primarily of axle and transmission shafts, ring and pinion gears, differential gears and assemblies, connecting rods and variable valve timing products for Original Equipment Manufacturers and Tier 1 automotive suppliers; and

•
Prior to the Casting Sale, the Casting segment produced both thin wall castings and high strength ductile iron castings, as well as transmission pump bodies, steering knuckles, control arms, brake anchors and calipers, and ball joint housings for the global light vehicle, commercial and industrial markets.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. Segment Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization for our reportable segments, excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain (loss) on the sale of a business, impairment charges, pension settlements, and non-recurring items.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2019

	Driveline	Metal Forming	Casting	Corporate and Eliminations	Total
	(in millions)
Sales	$4,550.2	$1,845.2	$669.2	$—	$7,064.6
Less: Intersegment sales	100.5	391.7	41.5	—	533.7
Net external sales	$4,449.7	$1,453.5	$627.7	$—	$6,530.9

Segment adjusted EBITDA	$610.8	$316.5	$43.0	$—	$970.3

Depreciation and amortization	$307.7	$186.9	$42.3	$—	$536.9

Capital expenditures	$283.8	$105.5	$28.5	$15.5	$433.3

Total assets	$3,778.8	$1,900.0	$—	$965.8	$6,644.6

	Year Ended December 31, 2018

	Driveline	Metal Forming	Casting	Corporate and Eliminations	Total
Sales	$5,001.2	$2,046.0	$780.6	$—	$7,827.8
Less: Intersegment sales	89.8	428.3	39.3	—	557.4
Net external sales	$4,911.4	$1,617.7	$741.3	$—	$7,270.4

Segment adjusted EBITDA	$754.5	$376.5	$52.9	$—	$1,183.9

Depreciation and amortization	$272.0	$192.6	$64.2	$—	$528.8

Capital expenditures	$339.4	$138.3	$35.0	$12.0	$524.7

Total assets	$3,796.6	$2,607.2	$521.5	$585.4	$7,510.7

	Year Ended December 31, 2017

	Driveline	Metal Forming	Casting	Corporate and Eliminations	Total
Sales	$4,567.8	$1,634.9	$576.1	$—	$6,778.8
Less: Intersegment sales	65.9	417.7	29.2	—	512.8
Net external sales	$4,501.9	$1,217.2	$546.9	$—	$6,266.0

Segment adjusted EBITDA	$762.3	$305.7	$34.7	$—	$1,102.7

Depreciation and amortization	$237.3	$147.8	$43.4	$—	$428.5

Capital expenditures	$340.2	$97.7	$24.7	$15.1	$477.7

Total assets	$3,507.0	$2,731.1	$926.0	$718.7	$7,882.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets included in the Corporate and Eliminations column of the tables above represent AAM corporate assets, as well as eliminations of intercompany assets.

The following table represents a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Segment adjusted EBITDA	$970.3	$1,183.9	$1,102.7
Interest expense	(217.3)	(216.3)	(195.6)
Depreciation and amortization	(536.9)	(528.8)	(428.5)
Impairment charges	(665.0)	(485.5)	—
Restructuring and acquisition-related costs	(57.8)	(78.9)	(110.7)
Pension settlement	(9.8)	—	(3.2)
Gain (loss) on sale of business	(21.3)	15.5	—
Gain on bargain purchase of business	10.8	—	—
Gain on settlement of capital lease	—	15.6	—
Acquisition-related fair value inventory adjustment	—	—	(24.9)
Impact of change in accounting principle	—	—	3.7
Debt refinancing and redemption costs	(8.4)	(19.4)	(3.5)
Other	2.4	—	—
Income (loss) before income taxes	$(533.0)	$(113.9)	$340.0

Financial information relating to our operations by geographic area is presented in the following table. Net sales are attributed to countries based upon location of production. Long-lived assets exclude deferred income taxes.

	December 31,
	2019	2018	2017
	(in millions)
Net sales
United States	$2,894.0	$3,293.2	$2,742.7
Mexico	2,353.1	2,547.1	2,456.1
South America	105.3	129.7	133.2
China	315.4	373.4	318.6
All other Asia	255.8	304.9	193.9
Europe	607.3	622.1	421.5
Total net sales	$6,530.9	$7,270.4	$6,266.0

Long-lived assets
United States	$2,805.8	$3,612.3	$4,253.8
Mexico	1,117.4	1,117.9	993.8
South America	61.9	70.6	61.4
China	191.4	177.6	180.9
All other Asia	106.8	101.0	103.4
Europe	439.4	356.0	307.4
Total long-lived assets	$4,722.7	$5,435.4	$5,900.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended,
	March 31	June 30	September 30		December 31
	(in millions, except per share data)
2019
Net sales	$1,719.2	$1,704.3	$1,677.4		$1,430.0
Gross profit	222.2	248.3	248.7		183.4
Net income (loss)	41.7	52.7	(124.1)	(2)	(454.4)	(3)
Net income (loss) attributable to AAM	41.6	52.5	(124.2)	(2)	(454.4)	(3)
Basic EPS (1)	$0.36	$0.45	$(1.10)	(2)	$(4.04)	(3)
Diluted EPS (1)	$0.36	$0.45	$(1.10)	(2)	$(4.04)	(3)

2018
Net sales	$1,858.4	$1,900.9	$1,817.0		$1,694.1
Gross profit	316.3	331.4	267.4		225.3
Net income (loss)	89.5	151.3	64.0		(361.6)	(4)
Net income (loss) attributable to AAM	89.4	151.1	63.8		(361.8)	(4)
Basic EPS (1)	$0.78	$1.31	$0.55		$(3.24)	(4)
Diluted EPS (1)	$0.78	$1.30	$0.55		$(3.24)	(4)

(1) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.

(2) In the third quarter of 2019, we recorded an impairment charge of approximately $178 million, net of tax, to reduce the carrying value of our U.S. Casting operations to fair value less cost to sell upon reclassification of the assets and liabilities to held-for-sale.

(3)
In the fourth quarter of 2019, we recorded a goodwill impairment charge of $440 million, that was not subject to tax effect, associated with the annual goodwill impairment test for our Metal Forming reporting unit. We also recorded a loss on the Casting Sale of approximately $17 million, net of tax, recognized a gain on bargain purchase of approximately $10.8 million, which was not subject to tax effect, associated with the acquisition of Mitec, and recognized a loss of approximately $8 million, net of tax, related to pension settlements.

(4) In the fourth quarter of 2018, we recorded a goodwill impairment charge of approximately $400 million, net of tax, associated with the annual goodwill impairment test for our Casting and former Powertrain reporting units.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Holdings has no significant assets other than its 100% ownership in AAM, Inc. and Metaldyne Performance Group, Inc. (MPG Inc.), and no direct subsidiaries other than AAM, Inc. and MPG Inc. The 6.625% Notes, 6.50% Notes, 6.25% Notes (due 2026) and 6.25% Notes (due 2025) are senior unsecured obligations of AAM Inc.; all of which are fully and unconditionally guaranteed, on a joint and several basis, by Holdings, and substantially all domestic subsidiaries of AAM, Inc. and MPG Inc.

These Condensed Consolidating Financial Statements are prepared under the equity method of accounting whereby the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiaries' cumulative results of operations, capital contributions and distributions, and other equity changes.

Condensed Consolidating Statements of Operations and Other Comprehensive Income (Loss)

2019	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net sales
External	$—	$902.0	$1,992.0	$3,636.9	$—	$6,530.9
Intercompany	—	1.9	274.7	47.7	(324.3)	—
Total net sales	—	903.9	2,266.7	3,684.6	(324.3)	6,530.9
Cost of goods sold	—	913.2	2,065.4	2,974.0	(324.3)	5,628.3
Gross profit	—	(9.3)	201.3	710.6	—	902.6
Selling, general and administrative expenses	—	232.5	27.7	104.5	—	364.7
Amortization of intangible assets	—	5.9	85.8	3.7	—	95.4
Impairment charges	—	—	566.1	98.9	—	665.0
Restructuring and acquisition-related costs	—	24.3	21.7	11.8	—	57.8
Loss on sale of business	—	—	21.3	—	—	21.3
Operating income (loss)	—	(272.0)	(521.3)	491.7	—	(301.6)
Non-operating income (expense), net	—	(247.0)	7.7	7.9	—	(231.4)
Income (loss) before income taxes	—	(519.0)	(513.6)	499.6	—	(533.0)
Income tax expense (benefit)	—	(76.5)	(10.7)	38.3	—	(48.9)
Earnings (loss) from equity in subsidiaries	(484.5)	(218.3)	14.5	—	688.3	—
Net income (loss) before royalties	(484.5)	(660.8)	(488.4)	461.3	688.3	(484.1)
Royalties	—	224.4	3.0	(227.4)	—	—
Net income (loss) after royalties	(484.5)	(436.4)	(485.4)	233.9	688.3	(484.1)
Net income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to AAM	$(484.5)	$(436.4)	$(485.4)	$233.5	$688.3	$(484.5)
Other comprehensive loss, net of tax	(37.5)	(28.3)	(18.3)	(12.1)	58.7	(37.5)
Comprehensive income (loss)	$(522.0)	$(464.7)	$(503.7)	$221.4	$747.0	$(522.0)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2018	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$1,088.4	$2,204.8	$3,977.2	$—	$7,270.4
Intercompany	—	4.2	294.8	41.9	(340.9)	—
Total net sales	—	1,092.6	2,499.6	4,019.1	(340.9)	7,270.4
Cost of goods sold	—	1,033.8	2,249.0	3,188.1	(340.9)	6,130.0
Gross profit	—	58.8	250.6	831.0	—	1,140.4
Selling, general and administrative expenses	—	210.3	81.4	94.0	—	385.7
Amortization of intangible assets	—	5.1	90.8	3.5	—	99.4
Impairment charges	—	—	485.5	—	—	485.5
Restructuring and acquisition-related costs	—	34.2	40.4	4.3	—	78.9
Gain on sale of business	—	—	(15.5)	—	—	(15.5)
Operating income (loss)	—	(190.8)	(432.0)	729.2	—	106.4
Non-operating income (expense), net	—	(260.6)	15.6	24.7	—	(220.3)
Income (loss) before income taxes	—	(451.4)	(416.4)	753.9	—	(113.9)
Income tax expense (benefit)	—	(34.2)	(55.4)	32.5	—	(57.1)
Earnings (loss) from equity in subsidiaries	(57.5)	(168.3)	168.0	—	57.8	—
Net income (loss) before royalties	(57.5)	(585.5)	(193.0)	721.4	57.8	(56.8)
Royalties	—	276.6	3.4	(280.0)	—	—
Net income (loss) after royalties	(57.5)	(308.9)	(189.6)	441.4	57.8	(56.8)
Net income attributable to noncontrolling interests	—	—	—	(0.7)	—	(0.7)
Net income (loss) attributable to AAM	$(57.5)	$(308.9)	$(189.6)	$440.7	$57.8	$(57.5)
Other comprehensive income (loss), net of tax	(18.9)	9.4	(51.6)	(44.2)	86.4	(18.9)
Comprehensive income (loss)	$(76.4)	$(299.5)	$(241.2)	$396.5	$144.2	$(76.4)

2017	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net sales
External	$—	$1,074.6	$1,668.2	$3,523.2	$—	$6,266.0
Intercompany	—	2.4	285.2	27.5	(315.1)	—
Total net sales	—	1,077.0	1,953.4	3,550.7	(315.1)	6,266.0
Cost of goods sold	—	996.6	1,730.9	2,734.5	(315.1)	5,146.9
Gross profit	—	80.4	222.5	816.2	—	1,119.1
Selling, general and administrative expenses	—	223.2	63.9	103.0	—	390.1
Amortization of intangible assets	—	5.6	67.5	2.2	—	75.3
Restructuring and acquisition-related costs	—	105.2	1.9	3.6	—	110.7
Operating income (loss)	—	(253.6)	89.2	707.4	—	543.0
Non-operating income (expense), net	—	(210.0)	18.6	(11.6)	—	(203.0)
Income (loss) before income taxes	—	(463.6)	107.8	695.8	—	340.0
Income tax expense (benefit)	—	194.1	(247.0)	55.4	—	2.5
Earnings from equity in subsidiaries	337.1	289.5	76.1	—	(702.7)	—
Net income (loss) before royalties	337.1	(368.2)	430.9	640.4	(702.7)	337.5
Royalties	—	317.3	3.6	(320.9)	—	—
Net income (loss) after royalties	337.1	(50.9)	434.5	319.5	(702.7)	337.5
Net income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to AAM	$337.1	$(50.9)	$434.5	$319.1	$(702.7)	$337.1
Other comprehensive income, net of tax	96.9	40.1	87.3	102.6	(230.0)	96.9
Comprehensive income (loss)	$434.0	$(10.8)	$521.8	$421.7	$(932.7)	$434.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheets
2019	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets	(in millions)
Current assets
Cash and cash equivalents	$—	$168.7	$0.2	$363.1	$—	$532.0
Accounts receivable, net	—	87.1	176.4	551.9	—	815.4
Intercompany receivables	—	4,603.4	4,024.5	122.6	(8,750.5)	—
Inventories, net	—	36.6	114.1	222.9	—	373.6
Other current assets	—	47.6	4.2	85.0	—	136.8
Total current assets	—	4,943.4	4,319.4	1,345.5	(8,750.5)	1,857.8
Property, plant and equipment, net	—	287.3	543.9	1,527.2	—	2,358.4
Goodwill	—	—	377.9	321.2	—	699.1
Other intangible assets, net	—	18.1	817.9	28.5	—	864.5
Intercompany notes and accounts receivable	—	1,829.2	161.4	—	(1,990.6)	—
Other assets and deferred charges	—	408.3	123.8	332.7	—	864.8
Investment in subsidiaries	2,294.0	1,773.3	1,491.6	—	(5,558.9)	—
Total assets	$2,294.0	$9,259.6	$7,835.9	$3,555.1	$(16,300.0)	$6,644.6
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$—	$4.2	$7.4	$17.1	$—	$28.7
Accounts payable	—	85.2	142.7	395.6	—	623.5
Intercompany payables	—	3,652.1	5,033.8	64.6	(8,750.5)	—
Other current liabilities	—	158.8	31.0	184.4	—	374.2
Total current liabilities	—	3,900.3	5,214.9	661.7	(8,750.5)	1,026.4
Intercompany notes and accounts payable	1,313.6	11.5	98.9	566.6	(1,990.6)	—
Long-term debt, net	—	3,523.4	—	88.9	—	3,612.3
Other long-term liabilities	—	475.4	282.5	267.6	—	1,025.5
Total liabilities	1,313.6	7,910.6	5,596.3	1,584.8	(10,741.1)	5,664.2
Total AAM stockholders' equity	977.6	1,349.0	2,239.6	1,967.5	(5,556.1)	977.6
Noncontrolling interests in subsidiaries	2.8	—	—	2.8	(2.8)	2.8
Total stockholders' equity	980.4	1,349.0	2,239.6	1,970.3	(5,558.9)	980.4
Total liabilities and stockholders' equity	$2,294.0	$9,259.6	$7,835.9	$3,555.1	$(16,300.0)	$6,644.6

2018	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$36.7	$0.2	$439.5	$—	$476.4
Accounts receivable, net	—	122.7	287.7	556.1	—	966.5
Intercompany receivables	—	3,337.2	2,356.3	93.5	(5,787.0)	—
Inventories, net	—	42.5	157.7	259.5	—	459.7
Other current assets	—	34.4	6.0	86.8	—	127.2
Total current assets	—	3,573.5	2,807.9	1,435.4	(5,787.0)	2,029.8
Property, plant and equipment, net	—	275.8	758.6	1,480.0	—	2,514.4
Goodwill	—	—	719.0	422.8	—	1,141.8
Other intangible assets, net	—	18.6	1,059.6	32.9	—	1,111.1
Intercompany notes and accounts receivable	—	1,316.8	144.5	—	(1,461.3)	—
Other assets and deferred charges	—	319.8	126.4	267.4	—	713.6
Investment in subsidiaries	2,790.5	2,241.5	1,748.7	—	(6,780.7)	—
Total assets	$2,790.5	$7,746.0	$7,364.7	$3,638.5	$(14,029.0)	$7,510.7
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$—	$100.0	$—	$21.6	$—	$121.6
Accounts payable	—	94.2	246.5	499.5	—	840.2
Intercompany payables	—	2,050.0	3,615.7	121.3	(5,787.0)	—
Other current liabilities	—	169.0	35.8	190.2	—	395.0
Total current liabilities	—	2,413.2	3,898.0	832.6	(5,787.0)	1,356.8
Intercompany notes and accounts payable	1,304.2	12.5	—	144.6	(1,461.3)	—
Long-term debt, net	—	3,578.3	3.0	105.5	—	3,686.8
Other long-term liabilities	—	508.9	271.7	200.2	—	980.8
Total liabilities	1,304.2	6,512.9	4,172.7	1,282.9	(7,248.3)	6,024.4
Total AAM stockholders' equity	1,483.9	1,233.1	3,192.0	2,353.2	(6,778.3)	1,483.9
Noncontrolling interests in subsidiaries	2.4	—	—	2.4	(2.4)	2.4
Total stockholders' equity	1,486.3	1,233.1	3,192.0	2,355.6	(6,780.7)	1,486.3
Total liabilities and stockholders' equity	$2,790.5	$7,746.0	$7,364.7	$3,638.5	$(14,029.0)	$7,510.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statements of Cash Flows

2019	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
	(in millions)
Net cash provided by operating activities	$—	$230.7	$42.3	$286.6	$—	$559.6
Investing activities
Purchases of property, plant and equipment	—	(58.7)	(119.9)	(254.7)	—	(433.3)
Proceeds from sale of property, plant and equipment	—	—	4.5	0.5	—	5.0
Purchase buyouts of leased equipment	—	—	—	(0.9)	—	(0.9)
Proceeds from sale of business	—	141.2	—	—	—	141.2
Acquisition of business, net of cash acquired	—	—	—	(9.4)	—	(9.4)
Investment in affiliates	—	—	—	(9.2)	—	(9.2)
Intercompany activity	—	—	(12.0)	12.0	—	—
Net cash provided by (used in) investing activities	—	82.5	(127.4)	(261.7)	—	(306.6)
Financing activities
Net debt activity	—	(167.7)	(1.1)	(20.4)	—	(189.2)
Debt issuance costs	—	(3.3)	—	—	—	(3.3)
Purchase of treasury stock	(7.5)	—	—	—	—	(7.5)
Intercompany activity	7.5	(10.2)	83.7	(81.0)	—	—
Net cash provided by (used in) financing activities	—	(181.2)	82.6	(101.4)	—	(200.0)
Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	—	132.0	(2.5)	(76.4)	—	53.1
Cash, cash equivalents and restricted cash at beginning of period	—	36.7	2.7	439.5	—	478.9
Cash, cash equivalents and restricted cash at end of period	$—	$168.7	$0.2	$363.1	$—	$532.0

2018	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated
Net cash provided by operating activities	$—	$262.0	$145.5	$364.0	$—	$771.5
Investing activities
Purchases of property, plant and equipment	—	(63.2)	(163.8)	(297.7)	—	(524.7)
Proceeds from sale of property, plant and equipment	—	—	4.3	0.6	—	4.9
Purchase buyouts of leased equipment	—	—	(0.5)	—	—	(0.5)
Proceeds from sale of business	—	—	42.7	4.4	—	47.1
Acquisition of business, net of cash acquired	—	—	—	(1.3)	—	(1.3)
Investment in affiliates	—	(3.0)	—	(0.7)	—	(3.7)
Intercompany activity	—	—	(44.1)	44.1	—	—
Net cash used in investing activities	—	(66.2)	(161.4)	(250.6)	—	(478.2)
Financing activities
Net debt activity	—	(240.4)	(0.7)	69.5	—	(171.6)
Debt issuance costs	—	(6.9)	—	—	—	(6.9)
Purchase of treasury stock	(3.7)	—	—	—	—	(3.7)
Purchase of noncontrolling interest	—	—	(2.3)	—	—	(2.3)
Intercompany activity	3.7	(3.7)	21.5	(21.5)	—	—
Net cash provided by (used in) financing activities	—	(251.0)	18.5	48.0	—	(184.5)
Effect of exchange rate changes on cash	—	—	—	(6.7)	—	(6.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(55.2)	2.6	154.7	—	102.1
Cash, cash equivalents and restricted cash at beginning of period	—	91.9	0.1	284.8	—	376.8
Cash, cash equivalents and restricted cash at end of period	$—	$36.7	$2.7	$439.5	$—	$478.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2017	Holdings	AAM Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elims	Consolidated

Net cash provided by operating activities	$—	$410.4	$33.1	$203.5	$—	$647.0
Investing activities
Purchases of property, plant and equipment	—	(69.1)	(100.4)	(308.2)	—	(477.7)
Proceeds from sale of property, plant and equipment	—	0.3	0.3	1.9	—	2.5
Purchase buyouts of leased equipment	—	(13.3)	—	—	—	(13.3)
Proceeds from sale of business	—	7.5	(1.6)	—	—	5.9
Acquisition of business, net of cash acquired	—	(953.5)	64.6	(6.6)	—	(895.5)
Net cash used in investing activities	—	(1,028.1)	(37.1)	(312.9)	—	(1,378.1)
Financing activities
Net debt activity	—	725.6	(0.7)	(12.2)	—	712.7
Debt issuance costs	—	(91.0)	—	—	—	(91.0)
Employee stock option exercises	—	0.9	—	—	—	0.9
Purchase of treasury stock	(7.0)	—	—	—	—	(7.0)
Intercompany activity	7.0	(10.2)	3.2	—	—	—
Net cash provided by (used in) financing activities	—	625.3	2.5	(12.2)	—	615.6
Effect of exchange rate changes on cash	—	—	—	11.1	—	11.1
Net increase (decrease) in cash, cash equivalents and restricted cash	—	7.6	(1.5)	(110.5)	—	(104.4)
Cash, cash equivalents and restricted cash at beginning of period	—	84.3	1.6	395.3	—	481.2
Cash, cash equivalents and restricted cash at end of period	$—	$91.9	$0.1	$284.8	$—	$376.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of American Axle and Manufacturing Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Axle and Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - Metal Forming and Driveline Reporting Units - Refer to Notes 1 and 5 to the consolidated financial statements
Critical Audit Matter Description
The Company conducts its annual goodwill impairment test in the fourth quarter each year. In performing this test, management utilizes a third-party valuation specialist to assist in determining the fair value of the Company’s reporting units. Fair value of each reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate discount and long-term growth rates.
As a result of the Company’s annual goodwill impairment test in the fourth quarter of 2019, management determined that the carrying value of the Metal Forming reporting unit (Metal Forming) was greater than its fair value. As such, the Company recorded a non-cash goodwill impairment charge of $440.0 million in 2019 associated with this reporting unit. Also, during the Company’s annual goodwill impairment test in the fourth quarter 2019, management determined that the fair value of the Driveline reporting unit (Driveline) exceeded its carrying value by approximately 7% and the carrying value of Metal Forming approximated fair value after the impairment charge. A decline in the actual cash flows of Driveline or Metal Forming in future periods, as compared to the projected cash flows used in the valuation, could result in the carrying value of the reporting units exceeding their respective fair values. Further, a change in market comparables, the discount rate or long-term growth rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.
The consolidated goodwill balance was $699.1 million as of December 31, 2019, of which $300.8 million was attributed to Metal Forming and $398.3 million was attributed to Driveline. The annual impairment tests require management to make assumptions to estimate the fair value of the reporting units. Performing audit procedures to evaluate the reasonableness of management’s assumptions related to market comparables, future cash flows, and discount and long-term growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to market comparables, future cash flows and discount and long-term growth rates for Metal Forming and Driveline included the following, among others:

•
We tested the effectiveness of controls over the Company’s annual goodwill impairment test and determination of related assumptions, including those over market comparables, future cash flows and discount and long-term growth rates.

•	We evaluated management’s ability to accurately forecast future cash flows within the annual goodwill impairment test by comparing actual reporting unit results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecast of future cash flows by comparing the projected cash flows to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group. With the assistance of our fair value specialists, we tested the underlying source information, and the mathematical accuracy of the forecasted cash flows within the fair value calculations.

•
With the assistance of our fair value specialists, we evaluated the market comparables and discount and long-term growth rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developed a range of independent estimates and compared those to the rates selected by management.

Sale of Business - U.S. Casting Operations - Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
On December 16, 2019, the Company completed the sale of the U.S. casting operations (Casting). The sales price of $245.0 million consisted of $185.0 million in cash and a $60.0 million deferred payment obligation, which will accrue interest at an annual rate of 6% beginning on January 1, 2020 for a period of twelve years. Upon closing the sale, the Company received net cash proceeds of $141.2 million subsequent to customary closing adjustments.
Upon reclassification of Casting to held-for-sale in the third quarter of 2019, the Company recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to its fair value less costs to sell. The sale of Casting did not qualify for classification as discontinued operations, as the sale did not represent a strategic shift in the Company’s business that has had, or will have, a major effect on operations and financial results. Upon finalizing the sale, the Company recorded a loss on deconsolidation of Casting of $21.3 million for the year ended December 31, 2019.
We identified the sale of Casting as a critical audit matter because of the significant judgments made by management to determine the appropriate accounting treatment for the transaction as held-for-sale, but not discontinued operations, and the related presentation and disclosure of the transaction in the consolidated financial statements. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s accounting conclusions, and the related presentation and disclosure of the sale of Casting in the consolidated financial statements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to our evaluation of the accounting conclusions and related presentation and disclosure of the sale of Casting in the consolidated financial statements included the following, among others:

•	We tested the effectiveness of controls over the accounting and reporting for significant non-recurring transactions, which includes the sale of Casting.

•
We read the sale and purchase agreement (the “Agreement”) and assessed the significant terms and provisions for the appropriate accounting treatment, including the accounting for the deferred payment obligation.

•	We evaluated management’s conclusion that the sale qualified as held-for-sale but not discontinued operations presentation in the consolidated financial statements.

•
We tested the completeness and accuracy of management’s identification of assets and liabilities included in the disposal group as defined in the Agreement and the underlying data supporting the calculation of the carrying value and fair value of the disposal group.

•
We recalculated the $225.0 million impairment charge recorded upon the reclassification of Casting to held-for-sale and the $21.3 million adjustment recorded at the closing of the Casting sale by comparing the selling price less costs to sell to the carrying value of the disposal group.

•	We evaluated the completeness and accuracy of the presentation and disclosure of the sale of Casting in the consolidated financial statements.

/s/ Deloitte & Touche LLP
Detroit, Michigan
February 14, 2020
We have served as the Company's auditor since 1998.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2019.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8, ”Financial Statements and Supplementary Data.”

Change in Internal Control over Financial Reporting

On January 1, 2019, we began the implementation of our global enterprise planning (ERP) systems at certain locations that were acquired as part of the MPG acquisition. As part of these implementations, we have modified the design and documentation of our internal controls processes and procedures, where appropriate. We will continue to implement these ERP systems at certain locations throughout 2020.

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

Except as described above, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 26, 2020.

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

Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Stockholders' Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017 is filed as part of this Form 10-K.

All other schedules have been omitted because they are not applicable or not required.

3.	Exhibits

The following exhibits were previously filed unless otherwise indicated:

Number	Description of Exhibit

2.01	Agreement and Plan of Merger by and among American Axle & Manufacturing Holdings, Inc., ALPHA SPV I, Inc. and Metaldyne Performance Group Inc.
(Incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated November 8, 2016.)

2.02	Unit Purchase Agreement, dated as of September 18, 2019, by and among American Axle & Manufacturing Holdings, Inc., Grede AcquisitionCo, Inc. and, for certain limited purposes, Grede TopCo, Inc.
(Incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated September 18, 2019)

3.01	Amended and Restated Certificate of Incorporation of American Axle & Manufacturing Holdings, Inc.
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

4.02	Form of Indenture, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., as guarantor, certain subsidiary guarantors and U.S. Bank National Association, as trustee
(Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3 dated July 12, 2011.)

Number	Description of Exhibit

4.03	Indenture, dated as of November 3, 2011, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated October 31, 2011.)

4.04	Form of 7.75% Senior Notes due 2019
(Incorporated by Reference to Exhibit 4.2 of Current Report on Form 8-K dated October 31, 2011.)

4.05	Form of 6.625% Notes due 2022
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated September 17, 2012.)

4.06	Form of 6.25% Notes due 2021
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated February 28, 2013.)

4.07	Form of 6.25% Notes due 2025
(Incorporated by Reference to Exhibit 4.2 of Current Report on Form 8-K dated March 23, 2017.)

4.08	Form of 6.50% Notes due 2027
(Incorporated by Reference to Exhibit 4.3 of Current Report on Form 8-K dated March 23, 2017.)

4.09
First Supplemental Indenture, dated March 23, 2017 among American Axle & Manufacturing, Inc., Alpha SPV I, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 23, 2017.)

4.10
Second Supplemental Indenture, dated May 17, 2017 among American Axle & Manufacturing, Inc., Metaldyne Performance Group Inc., American Axle & Manufacturing Holdings, Inc. certain subsidiary guarantors and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated May 17, 2017.)

4.11
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

4.13
Third Supplemental Indenture, dated March 23, 2018 among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 26, 2018.)

4.14	Form of 6.25% Notes due 2026
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 27, 2018.)

Number	Description of Exhibit

*4.15	Description of Registered Securities

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

++10.04	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007.)

10.05	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008.)

++10.06	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

‡10.07	Form of Restricted Stock Unit Award Agreement for Board of Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 2, 2014.)

‡10.08	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 (Registration No. 333-220300).)

‡10.09	Employment Agreement dated as of August 1, 2015 by and between the Company and Michael K. Simonte
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated July 31, 2015.)

‡10.10	Voting Agreement
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated November 8, 2016.)

10.11
Credit Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated April 12, 2017.)

Number	Description of Exhibit

10.12
Collateral Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 12, 2017.)

10.13
Guarantee Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated April 12, 2017.)

10.14	Stockholders' Agreement, dated as of April 6, 2017, among American Axle & Manufacturing Holdings, Inc., ASP MD Investco L.P. and American Securities LLC
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated April 6, 2017).

‡10.15	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan - 2018 Incentive Compensation Program for Executive Officers
(Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated February 16, 2018.)

‡10.16	Amendment to American Axle & Manufacturing Holdings, Inc. Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005, and as further amended prior to the date hereof)
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 16, 2018.)

‡10.17	Amendments to the Amended and Restated Employment Agreement dated February 15, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated April 16, 2018.)

‡10.18	Amendment to the Employment Agreement dated August 1, 2015 by and between the Company and Michael K. Simonte
(Incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated April 16, 2018.)

‡10.19	Form of Performance Share Award (Relative TSR) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 4, 2018.)

‡10.20	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 4, 2018.)

‡10.21	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q dated May 4, 2018.)

‡10.22	American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 (Registration No. 333-225468).)

‡10.23	American Axle & Manufacturing Holdings, Inc. Change in Control Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated August 3, 2018.)

Number	Description of Exhibit

‡10.24	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K dated February 15, 2019)

‡10.25	American Axle & Manufacturing Holdings, Inc. Executive Retirement Savings Plan
(Incorporated by reference to Exhibit 10.30 of Annual Report on Form 10-K dated February 15, 2019)

‡10.26	American Axle & Manufacturing Holdings, Inc. Executive Officer Severance Plan
(Incorporated by reference to Exhibit 10.31 of Annual Report on Form 10-K dated February 15, 2019)

‡10.27	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated March 8, 2019)

‡10.28	Form of Performance Share Award (Relative TSR) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated March 8, 2019)

‡10.29	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated March 8, 2019)

10.30
First Amendment dated as of July 29, 2019, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated August 1, 2019)

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description of Exhibit

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Shown only in the original filed with the Securities and Exchange Commission
**    Submitted electronically with the original filed with the Securities and Exchange Commission

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Acquisitions	Deductions -		Balance
	Beginning of	Costs and	and	See Notes		At End of
	Period	Expenses	Disposals (a)	Below		Period
	(in millions)
Year Ended December 31, 2017:

Allowance for doubtful accounts	$3.1	$4.6	$2.1	$2.8	(1)	$7.0

Allowance for deferred taxes	164.8	26.6	13.7	24.7	(3)	180.4

Inventory valuation allowance	14.8	39.1	9.2	45.8	(2)	17.3

Year Ended December 31, 2018:

Allowance for doubtful accounts	7.0	6.6	—	5.2	(1)	8.4

Allowance for deferred taxes	180.4	12.9	—	10.0	(4)	183.3

Inventory valuation allowance	17.3	22.2	—	25.1	(2)	14.4

Year Ended December 31, 2019:

Allowance for doubtful accounts	8.4	13.2	(0.8)	12.8	(1)	8.0

Allowance for deferred taxes	183.3	25.4	—	12.7	(5)	196.0

Inventory valuation allowance	14.4	31.0	1.4	26.3	(2)	20.5

(a)	Amounts represent reserves recognized in conjunction with our acquisitions in 2019 and 2017, as well as reserves derecognized in conjunction with the Casting Sale in 2019.

(1)	Uncollectible accounts charged off, net of recoveries.

(2)	Primarily relates to write-offs of excess and obsolete inventories, as well as adjustments for physical quantity discrepancies.

(3)
Reflects an increase related to valuation allowances of MPG that existed as of the acquisition date and the impact of tax reform resulting from the 2017 Act. This was partially offset by the reversal of certain state valuation allowances as a result of re-evaluating our state valuation allowances subsequent to the acquisition of MPG.

(4)	Primarily reflects a reduction in deferred tax assets at various foreign locations due to foreign currency translation.

(5)	Primarily reflects the reversal of a valuation allowance against certain deferred tax assets in foreign locations, as well as changes due to foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer

Date: February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board &	February 14, 2020
David C. Dauch	Chief Executive Officer

/s/ Christopher J. May	Vice President &	February 14, 2020
Christopher J. May	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 14, 2020
Elizabeth A. Chappell

/s/ William L. Kozyra	Director	February 14, 2020
William L. Kozyra

/s/ Peter D. Lyons	Director	February 14, 2020
Peter D. Lyons

/s/ James A. McCaslin	Director	February 14, 2020
James A. McCaslin

/s/ William P. Miller II	Director	February 14, 2020
William P. Miller II

/s/ Herbert K. Parker	Director	February 14, 2020
Herbert K. Parker

/s/ Sandra Pierce	Director	February 14, 2020
Sandra Pierce

/s/ John F. Smith	Director	February 14, 2020
John F. Smith

/s/ Samuel Valenti III	Director	February 14, 2020
Samuel Valenti III