Form 10-Q
period 2020-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2020-07-31
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 28, 2020, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 113,272,990 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2020

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
•risks inherent in our global operations (including tariffs and the potential consequences thereof to us, our suppliers, and our customers and their suppliers, adverse changes in trade agreements, such as USMCA, immigration policies, political stability, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations);
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

It is not possible to foresee or identify all such factors and any or all of the foregoing factors may be exacerbated by COVID-19. Further, we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions, except per share data)

Net sales	$515.3	$1,704.3	$1,858.8	$3,423.5

Cost of goods sold	614.2	1,456.0	1,762.4	2,953.0

Gross profit (loss)	(98.9)	248.3	96.4	470.5

Selling, general and administrative expenses	73.8	91.3	164.1	182.0

Amortization of intangible assets	21.6	24.9	43.4	49.9

Impairment charge (Note 3)	—	—	510.0	—

Restructuring and acquisition-related costs	11.3	12.2	28.9	24.3

Loss on sale of business	—	—	1.0	—

Operating income (loss)	(205.6)	119.9	(651.0)	214.3

Interest expense	(54.6)	(56.2)	(106.1)	(109.6)

Interest income	3.0	0.5	5.8	1.2

Other income (expense)
Debt refinancing and redemption costs	—	(2.4)	(1.5)	(2.4)
Other income (expense), net	0.1	(3.1)	(2.2)	(6.1)

Income (loss) before income taxes	(257.1)	58.7	(755.0)	97.4

Income tax expense (benefit)	(43.9)	6.0	(40.6)	3.0

Net income (loss)	$(213.2)	$52.7	$(714.4)	$94.4

Net income attributable to noncontrolling interests	—	(0.2)	(0.1)	(0.3)

Net income (loss) attributable to AAM	$(213.2)	$52.5	$(714.5)	$94.1

Basic earnings (loss) per share	$(1.88)	$0.45	$(6.33)	$0.81

Diluted earnings (loss) per share	$(1.88)	$0.45	$(6.33)	$0.81

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(213.2)	$52.7	$(714.4)	$94.4

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	1.7	1.1	3.3	1.8
Foreign currency translation adjustments	4.8	4.9	(44.0)	2.4
Changes in cash flow hedges, net of tax (b)	8.7	(15.8)	(26.0)	(18.3)
Other comprehensive income (loss)	15.2	(9.8)	(66.7)	(14.1)

Comprehensive income (loss)	$(198.0)	$42.9	$(781.1)	$80.3

Net income attributable to noncontrolling interests	—	(0.2)	(0.1)	(0.3)
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	0.3	—

Comprehensive income (loss) attributable to AAM	$(198.0)	$42.7	$(780.9)	$80.0

(a)
Amounts are net of tax of $(0.4) million and $(0.8) million for the three and six months ended June 30, 2020, and $(0.2) million and $(0.5) million for the three and six months ended and June 30, 2019, respectively.

(b)
Amounts are net of tax of $(0.5) million and $1.8 million for the three and six months ended June 30, 2020, and $4.7 million and $6.2 million for the three and six months ended June 30, 2019, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$893.3	$532.0
Accounts receivable, net	550.2	815.4
Inventories, net	358.5	373.6
Prepaid expenses and other	159.5	136.8
Total current assets	1,961.5	1,857.8

Property, plant and equipment, net	2,209.9	2,358.4
Deferred income taxes	101.9	64.1
Goodwill	181.9	699.1
Other intangible assets, net	821.8	864.5
GM postretirement cost sharing asset	223.3	223.3
Other assets and deferred charges	554.7	577.4
Total assets	$6,055.0	$6,644.6

Liabilities and Stockholders’ Equity
Current liabilities
Borrowings under Revolving Credit Facility	$200.0	$—
Current portion of long-term debt	373.7	28.7
Accounts payable	353.2	623.5
Accrued compensation and benefits	139.8	154.4
Deferred revenue	22.5	18.9
Accrued expenses and other	171.1	200.9
Total current liabilities	1,260.3	1,026.4

Long-term debt, net	3,561.4	3,612.3
Deferred revenue	78.5	83.7
Deferred income taxes	44.6	19.6
Postretirement benefits and other long-term liabilities	911.4	922.2
Total liabilities	5,856.2	5,664.2

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
121.3 million shares issued as of June 30, 2020 and 120.2 million shares issued as of December 31, 2019	1.2	1.2
Paid-in capital	1,323.2	1,313.9
Retained earnings (Accumulated deficit)	(473.0)	248.6
Treasury stock at cost, 8.0 million shares as of June 30, 2020 and 7.6 million shares as of December 31, 2019	(212.0)	(209.3)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(256.6)	(259.9)
Foreign currency translation adjustments	(144.9)	(101.2)
Unrecognized loss on cash flow hedges, net of tax	(41.7)	(15.7)
Total AAM stockholders' equity	196.2	977.6
Noncontrolling interests in subsidiaries	2.6	2.8
Total stockholders' equity	198.8	980.4
Total liabilities and stockholders' equity	$6,055.0	$6,644.6
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
	(in millions)
Operating activities
Net income (loss)	$(714.4)	$94.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	268.7	277.3
Impairment charge	510.0	—
Deferred income taxes	(11.2)	(31.8)
Stock-based compensation	9.3	11.2
Pensions and other postretirement benefits, net of contributions	(2.5)	(9.5)
Loss on disposal of property, plant and equipment, net	11.9	1.1
Debt refinancing and redemption costs	1.5	2.4
Changes in operating assets and liabilities
Accounts receivable	256.6	(170.5)
Inventories	10.3	—
Accounts payable and accrued expenses	(298.0)	24.5
Deferred revenue	(1.5)	0.1
Other assets and liabilities	(43.8)	(62.3)
Net cash provided by (used in) operating activities	(3.1)	136.9

Investing activities
Purchases of property, plant and equipment	(105.6)	(237.5)
Proceeds from sale of property, plant and equipment	1.4	1.7
Investment in joint venture	—	(2.2)
Purchase buyouts of leased equipment	(0.2)	—
Final settlement on sale of business	(4.4)	—
Net cash used in investing activities	(108.8)	(238.0)

Financing activities
Proceeds from Revolving Credit Facility	350.0	—
Payments of Revolving Credit Facility	(150.0)	—
Proceeds from issuance of long-term debt	408.8	8.0
Payments of long-term debt	(115.6)	(128.2)
Debt issuance costs	(10.6)	—
Purchase of treasury stock	(2.7)	(7.5)
Other financing activities	0.3	—
Net cash provided by (used in) financing activities	480.2	(127.7)

Effect of exchange rate changes on cash	(7.0)	1.2

Net increase (decrease) in cash, cash equivalents and restricted cash	361.3	(227.6)

Cash, cash equivalents and restricted cash at beginning of period	532.0	478.9

Cash, cash equivalents and restricted cash at end of period	$893.3	$251.3

Supplemental cash flow information
Interest paid	$102.0	$102.1
Income taxes paid, net of refunds	$17.6	$34.6

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
Balance at January 1, 2019	111.7	$1.2	$1,292.6	$703.5	$(201.8)	$(311.6)	$2.4
Net income	—	—	—	41.6	—	—	0.1
Vesting of restricted stock units and performance shares	1.2	—	—	—	—	—	—
Stock-based compensation	—	—	5.5	—	—	—	—
Modified-retrospective application of ASU 2016-02	—	—	—	1.9	—	—	—
Adoption of ASU 2018-02	—	—	—	27.7	—	(27.7)	—
Purchase of treasury stock	(0.4)	—	—	—	(7.3)	—	—
Changes in cash flow hedges	—	—	—	—	—	(2.5)	—
Foreign currency translation adjustments	—	—	—	—	—	(2.5)	—
Defined benefit plans, net	—	—	—	—	—	0.7	—
Balance at March 31, 2019	112.5	$1.2	$1,298.1	$774.7	$(209.1)	$(343.6)	$2.5
Net income	—	—	—	52.5	—	—	0.2
Stock-based compensation	—	—	5.7	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.2)	—	—
Changes in cash flow hedges	—	—	—	—	—	(15.8)	—
Foreign currency translation adjustments	—	—	—	—	—	4.9	—
Defined benefit plans, net	—	—	—	—	—	1.1	—
Balance at June 30, 2019	112.5	$1.2	$1,303.8	$827.2	$(209.3)	$(353.4)	$2.7

Balance at January 1, 2020	112.6	$1.2	$1,313.9	$248.6	$(209.3)	$(376.8)	$2.8
Net income (loss)	—	—	—	(501.3)	—	—	0.1
Vesting of restricted stock units and performance shares	0.8	—	—	—	—	—	—
Stock-based compensation	—	—	4.6	—	—	—	—
Modified-retrospective application of ASU 2016-13	—	—	—	(7.1)	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.4)	—	—
Changes in cash flow hedges	—	—	—	—	—	(34.7)	—
Foreign currency translation adjustments	—	—	—	—	—	(48.5)	(0.3)
Defined benefit plans, net	—	—	—	—	—	1.6	—
Balance at March 31, 2020	113.0	$1.2	$1,318.5	$(259.8)	$(211.7)	$(458.4)	$2.6
Net loss	—	—	—	(213.2)	—	—	—
Vesting of restricted stock units and performance shares	0.3	—	—	—	—	—	—
Stock-based compensation	—	—	4.7	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.3)	—	—
Changes in cash flow hedges	—	—	—	—	—	8.7	—
Foreign currency translation adjustments	—	—	—	—	—	4.8	—
Defined benefit plans, net	—	—	—	—	—	1.7	—
Balance at June 30, 2020	113.3	$1.2	$1,323.2	$(473.0)	$(212.0)	$(443.2)	$2.6
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline and metal forming products that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ approximately 20,000 associates, operating at nearly 80 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on delivering quality, operational excellence and technology leadership.

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

Effect of New Accounting Standards and Other Regulatory Pronouncements

Accounting Standard Update 2020-04

On March 12, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-04 - Reference Rate Reform (Topic 848). This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR). This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. We are currently assessing which of our various contracts will require an update for a new reference rate and will determine the timing for our implementation of this guidance at the completion of that analysis.

Accounting Standard Update 2019-12

On December 18, 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740). This guidance is intended to simplify the accounting and disclosure requirements for income taxes by removing various exceptions and requires that the effect of an enacted change in tax laws or rates be included in the annual effective tax rate computation in the interim period of the enactment. This guidance becomes effective at the beginning of our 2021 fiscal year. We expect to adopt this guidance on January 1, 2021 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accounting Standards Update 2016-13

On June 16, 2016, the FASB issued 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model under previous guidance, and requires entities to consider expected credit losses, in addition to past events and current conditions when measuring credit losses. This guidance applies to certain of our financial instruments and is primarily applicable to our trade accounts receivable. We adopted this guidance on January 1, 2020, using a modified-retrospective transition method and the adoption of this standard did not have a material impact on our condensed consolidated financial statements. See the Statement of Stockholders' Equity for the implementation impact of ASU 2016-13.

Securities and Exchange Commission (SEC) Rule

In the first quarter of 2020, the SEC adopted "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities," a rule that amends the financial disclosure requirements for guarantors and issuers of registered guaranteed securities. This rule eliminates the previous requirement to present guarantor financial statement information in the notes to the financial statements and allows for the disclosure of summarized financial information for the most recent year and interim period, as well as expanded non-financial disclosures, in Management's Discussion and Analysis (MD&A). The effective date for this rule is January 4, 2021, however, the SEC permitted voluntary compliance prior to this date and we elected to adopt the new disclosure requirements in the first quarter of 2020. As such, we no longer present guarantor financial statement information in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, but instead present the required information within MD&A.

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
•The ability to claim a current deduction for interest expense up to 50% of Adjusted Taxable Income (ATI) for tax years 2019 and 2020. This limitation was previously 30% of ATI pursuant to the TCJA, and will revert to 30% after 2020.
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
A summary of our restructuring activity for the first six months of 2020 and 2019 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2018	$2.4	$1.6	$4.0
Charges	8.2	8.9	17.1
Cash utilization	(7.9)	(7.1)	(15.0)
Accrual at June 30, 2019	$2.7	$3.4	$6.1

Accrual at December 31, 2019	$4.8	$7.4	$12.2
Charges	16.3	7.7	24.0
Cash utilization	(16.0)	(8.9)	(24.9)
Accrual at June 30, 2020	$5.1	$6.2	$11.3

As part of our restructuring actions, we incurred total severance charges of approximately $16.3 million and $8.2 million during the six months ended June 30, 2020 and 2019, respectively. We also incurred total implementation costs of approximately $7.7 million and $8.9 million during the six months ended June 30, 2020 and 2019, respectively. Implementation costs in both periods consist primarily of plant exit costs.
Approximately $16.2 million of the restructuring costs incurred during the six months ended June 30, 2020 were under the 2020 Program. Approximately $9.9 million and $10.4 million of our total restructuring costs for the six months ended June 30, 2020 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. Approximately $1.5 million, $9.8 million and $0.7 million of our total restructuring costs for the six months ended June 30, 2019 related to our Driveline, Metal Forming and former Casting segments, respectively, while the remainder were corporate costs. We expect to incur approximately $70 million to $80 million of total restructuring charges in 2020, including costs incurred under the 2020 Program.
During the six months ended June 30, 2020 and 2019, we incurred the following integration charges primarily related to the integration of MPG:

Integration Expenses
(in millions)
Charges for the six months ended June 30, 2020	$4.9
Charges for the six months ended June 30, 2019	7.2
These integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations, and totaled $11.3 million and $28.9 million for the three and six months ended June 30, 2020, respectively, and $12.2 million and $24.3 million for the three and six months ended June 30, 2019, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the six months ended June 30, 2020:

	Driveline	Metal Forming	Consolidated
	(in millions)
Balance at December 31, 2019	$398.3	$300.8	$699.1
Impairment charge	(210.8)	(299.2)	(510.0)
Foreign currency translation	(5.6)	(1.6)	(7.2)
Balance at June 30, 2020	$181.9	$—	$181.9

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

These impairment charges were primarily the result of a decline in the projected cash flows of these reporting units under our revised long-range plan completed in the first quarter of 2020. The revision to our long-range plan was driven by lower forecasted sales volumes in the internal and external data sources used to form our projections primarily due to the reduction in global automotive production volumes caused by the impact of COVID-19. The impairment charges were also the result of changes in certain market-related inputs to the analysis to reflect macro-economic changes caused by the impact of COVID-19, including increased discount rates and lower pricing multiples for comparable public companies. At June 30, 2020, accumulated goodwill impairment losses were $1,435.5 million.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	June 30,			December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$46.1	$(30.8)	$15.3	$45.8	$(27.6)	$18.2
Customer platforms	856.2	(206.1)	650.1	856.2	(174.4)	681.8
Customer relationships	53.0	(11.1)	41.9	53.0	(9.4)	43.6
Technology and other	156.0	(41.5)	114.5	156.0	(35.1)	120.9
Total	$1,111.3	$(289.5)	$821.8	$1,111.0	$(246.5)	$864.5

Amortization expense for our intangible assets was $21.6 million and $43.4 million for the three and six months ended June 30, 2020, respectively, and $24.9 million and $49.9 million for the three and six months ended June 30, 2019, respectively. Estimated amortization expense for the years 2020 through 2024 is expected to be in the range of approximately $80 million to $85 million per year.

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

Inventories consist of the following:

	June 30, 2020	December 31, 2019
	(in millions)

Raw materials and work-in-progress	$305.5	$310.4
Finished goods	81.1	83.7
Gross inventories	386.6	394.1
Inventory valuation reserves	(28.1)	(20.5)
Inventories, net	$358.5	$373.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
	(in millions)

Revolving Credit Facility	$200.0	$—
Term Loan A Facility	340.0	340.0
Term Loan B Facility	1,188.8	1,188.8
6.875% Notes due 2028	400.0	—
6.625% Notes due 2022	350.0	450.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	400.0
6.25% Notes due 2025	700.0	700.0
Foreign credit facilities and other	109.6	113.4
Total debt	4,188.4	3,692.2
Less: Borrowings under Revolving Credit Facility	200.0	—
Less: Current portion of long-term debt	373.7	28.7
Long-term debt	3,614.7	3,663.5
Less: Debt issuance costs	53.3	51.2
Long-term debt, net	$3,561.4	$3,612.3

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

In July 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment (First Amendment) to the Credit Agreement. The First Amendment, among other things, established $340 million in incremental term loan A commitments with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), reduced the availability under the Revolving Credit Facility from $932 million to $925 million, and extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024, and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remain unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness. This also satisfies all payment requirements under the Term Loan B Facility until maturity in 2024.

In April 2020, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the Second Amendment (Second Amendment) to the Credit Agreement. For the period from April 1, 2020 through March 31, 2022 (the Amendment Period), the Second Amendment, among other things, replaced the total net leverage ratio covenant with a new senior secured net leverage ratio covenant, reduced the minimum levels of the cash interest expense coverage ratio covenant, and modified certain covenants restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to create, incur, assume or permit to exist certain additional indebtedness and liens and to make certain restricted payments, voluntary payments and distributions. The Second Amendment also increased the maximum levels of the total net leverage ratio covenant after the Amendment Period, modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility, and increased the minimum adjusted London Interbank Offered Rate for Eurodollar-based loans under the Term Loan A Facility due 2024 and Revolving Credit Facility. The applicable margin for the Term Loan B Facility remains unchanged. We paid debt issuance costs of $4.6 million in the six months ended June 30, 2020 related to the Second Amendment.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
At June 30, 2020, we had $691.4 million available under the Revolving Credit Facility. This availability reflects $200.0 million of borrowings and $33.6 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

6.875% Notes due 2028 In June 2020, we issued $400 million in aggregate principal amount of 6.875% senior notes due 2028 (the 6.875% Notes). Proceeds from the 6.875% Notes will be used primarily to fund the redemption of the remaining $350 million of 6.625% senior notes due 2022 described below and for general corporate purposes. We paid debt issuance costs of $6.0 million in the six months ended June 30, 2020 related to the 6.875% Notes.

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

In the second quarter of 2020, we issued an irrevocable notice to the holders of our 6.625% Notes due 2022 to voluntarily redeem the remaining portion of our 6.625% Notes due 2022 in the third quarter of 2020. In July 2020 this resulted in a principal payment of $350 million and $5.7 million in accrued interest. Subsequent to June 30, 2020, we expensed approximately $1.3 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.9 million for the payment of an early redemption premium.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At June 30, 2020, $109.6 million was outstanding under our foreign credit facilities, as compared to $106.0 million at December 31, 2019. At June 30, 2020, an additional $78.9 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 5.7% at June 30, 2020 and 5.8% at December 31, 2019.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of June 30, 2020, we have currency forward contracts outstanding with a total notional amount of $144.7 million that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the first quarter of 2023 and other items into the fourth quarter of 2020.

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

Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. As of June 30, 2020, the notional amount of the fixed-to-fixed cross-currency swap was $224.7 million, and hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

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

The following table summarizes the reclassification of derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Six Months Ended		Statement	to be Reclassified
	Reclassified into	June 30,		June 30,		Line Item	During the
	Net Income	2020	2019	2020	2019	2020	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(2.3)	$0.7	$(1.0)	$0.9	$1,762.4	$(5.8)
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	(3.7)	—	—	—	(2.2)	1.7
Variable-to-fixed interest rate swap	Interest Expense	(4.0)	0.7	(6.0)	1.9	(106.1)	(16.2)

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and six months ended June 30, 2020 and 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During				Total of Financial
	Location of Gain (Loss)	Three Months Ended		Six Months Ended		Statement Line
	Recognized in	June 30,		June 30,		Item
	Net Income	2020	2019	2020	2019	2020
		(in millions)

Currency forward contracts	Cost of Goods Sold	$0.8	$0.6	$(7.6)	$1.8	$1,762.4
Currency forward contracts	Other Income (Expense), net	(0.1)	(0.4)	(0.5)	(0.6)	(2.2)

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$745.1	$745.1	$271.3	$271.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	—	—	5.0	5.0	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	6.0	6.0	0.9	0.9	Level 2
Nondesignated - currency forward contracts	—	—	1.9	1.9	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	0.3	0.3	3.4	3.4	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	2.9	2.9	1.1	1.1	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	12.1	12.1	2.2	2.2	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	5.8	5.8	—	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	20.0	20.0	7.9	7.9	Level 2
Nondesignated - currency forward contracts	3.1	3.1	—	—	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	5.0	5.0	—	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	41.1	41.1	18.4	18.4	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$200.0	$200.0	$—	$—	Level 2
Term Loan A Facility	340.0	312.0	340.0	337.9	Level 2
Term Loan B Facility	1,188.8	1,123.5	1,188.8	1,174.0	Level 2
6.875% Notes due 2028	400.0	394.0	—	—	Level 2
6.625% Notes due 2022	350.0	354.0	450.0	455.4	Level 2
6.50% Notes due 2027	500.0	482.5	500.0	516.3	Level 2
6.25% Notes due 2026	400.0	384.0	400.0	409.0	Level 2
6.25% Notes due 2025	700.0	673.8	700.0	716.6	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)

Service cost	$0.5	$0.4	$1.0	$0.7
Interest cost	5.4	7.1	10.8	14.2
Expected asset return	(9.7)	(10.3)	(19.3)	(20.6)
Amortized loss	2.2	1.5	4.3	3.2
Net periodic benefit credit	$(1.6)	$(1.3)	$(3.2)	$(2.5)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.5	3.2	5.1	6.4
Amortized loss	0.3	—	0.5	0.1
Amortized prior service credit	(0.4)	(0.4)	(0.8)	(0.8)
Net periodic benefit cost	$2.5	$2.9	$5.0	$5.9

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, we have a noncurrent pension liability of $109.9 million and $118.2 million, respectively. As of June 30, 2020 and December 31, 2019, we have a noncurrent other postretirement benefits liability of $517.6 million and $520.0 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)

Beginning balance	$64.2	$56.2	$62.0	$57.7
Accruals	0.6	5.0	4.8	9.4
Payments	(0.7)	(3.6)	(2.0)	(7.3)
Adjustment to prior period accruals	(0.4)	(2.0)	(0.5)	(4.3)
Foreign currency translation	0.2	0.1	(0.4)	0.2
Ending balance	$63.9	$55.7	$63.9	$55.7

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

Income tax was a benefit of $43.9 million for the three months ended June 30, 2020, an effective income tax rate of 17.1%, as compared to expense of $6.0 million for the three months ended June 30, 2019, an effective income tax rate of 10.2%. Income tax was a benefit of $40.6 million for the six months ended June 30, 2020, an effective income tax rate of 5.4%, as compared to expense of $3.0 million for the six months ended June 30, 2019, an effective income tax rate of 3.1%.

In accordance with the guidance in ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not" based on the available evidence. During the three months ended June 30, 2020, we determined that a portion of our deferred tax assets related to U.S. interest expense carryforwards were not more likely than not to be realized. As such, during the three months ended June 30, 2020, we recognized a tax expense of approximately $36.0 million to establish a partial valuation allowance in the U.S. Due to the uncertainty associated with the extent and ultimate impact of COVID-19 on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and it is reasonably possible that additional valuation allowances could be recognized in the next twelve months as a result.

In addition, during the three months ended June 30, 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a tax benefit of approximately $6.8 million. Also during the three months ended June 30, 2020, we recognized a tax benefit of approximately $7.0 million related to our ability to carry back projected current year losses under the CARES Act to years with the previous 35% tax rate. This is in addition to a net tax benefit of approximately $7.5 million that we recognized in the first quarter of 2020 related to our ability to carry back losses from prior years under the CARES Act. See Note 1 - Organization and Basis of Presentation for additional detail regarding the CARES Act.

Our effective income tax rates for the three and six months ended June 30, 2020 vary from our effective income tax rates for the three and six months ended June 30, 2019, as a result of the items discussed above. Further, our effective income tax rate for the six months ended June 30, 2020 varies from our effective income tax rate for the six months ended June 30, 2019 as a result of the impact of the goodwill impairment charge recorded during the first six months of 2020, which had no corresponding income tax benefit. In addition, in the first six months of 2019, we recognized an income tax benefit of $9.3 million related to final regulations issued by the Department of Treasury and Internal Revenue Service in the first quarter of 2019. The final regulations changed the manner in which we were required to compute the one-time transition tax under the TCJA that was imposed on certain foreign earnings for which U.S. income tax was previously deferred.

For the three and six months ended June 30, 2020 and 2019, our effective income tax rates vary from the U.S. federal statutory rate primarily due to favorable foreign tax rates, the impact of tax credits, and the effect of the items described above.

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for the years 2015 through 2018. Generally, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2013. In the second quarter of 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a cash payment to the tax authorities of $18.5 million and a reduction of our liability for unrecognized tax benefits and related interest and penalties of $25.3 million.

Based on the status of ongoing tax audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities, and will adjust our estimated liability as necessary. As of June 30, 2020 and December 31, 2019, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $23.1 million and $52.6 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$(213.2)	$52.5	$(714.5)	$94.1
Less: Net income attributable to participating securities	—	(1.5)	—	(2.7)
Net income (loss) attributable to common shareholders - Basic and Dilutive	$(213.2)	$51.0	$(714.5)	$91.4

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	118.4	115.8	117.4	115.6
Less: Participating securities	(5.3)	(3.3)	(4.5)	(3.4)
Weighted-average common shares outstanding	113.1	112.5	112.9	112.2

Effect of dilutive securities -
Dilutive stock-based compensation	—	0.3	—	0.4

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	113.1	112.8	112.9	112.6

Basic EPS	$(1.88)	$0.45	$(6.33)	$0.81

Diluted EPS	$(1.88)	$0.45	$(6.33)	$0.81

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended June 30, 2020 and June 30, 2019 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at March 31, 2020	$(258.3)		$(149.7)	$(50.4)		$(458.4)

Other comprehensive income (loss) before reclassifications	—		4.8	(0.8)		4.0

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	1.2		1.2

Amounts reclassified from accumulated other comprehensive loss	2.1	(a)	—	10.0	(b)	12.1

Income taxes reclassified into net income	(0.4)		—	(1.7)		(2.1)

Net change in accumulated other comprehensive loss	1.7		4.8	8.7		15.2

Balance at June 30, 2020	$(256.6)		$(144.9)	$(41.7)		$(443.2)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at March 31, 2019	$(240.9)		$(99.1)	$(3.6)		$(343.6)

Other comprehensive income (loss) before reclassifications	—		4.9	(19.1)		(14.2)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	4.6		4.6

Amounts reclassified from accumulated other comprehensive loss	1.3	(a)	—	(1.4)	(b)	(0.1)

Income taxes reclassified into net income	(0.2)		—	0.1		(0.1)

Net change in accumulated other comprehensive loss	1.1		4.9	(15.8)		(9.8)

Balance at June 30, 2019	$(239.8)		$(94.2)	$(19.4)		$(353.4)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended June 30, 2020 and June 30, 2019.

(b)
The amounts reclassified from AOCI included $2.3 million in cost of goods sold (COGS), $4.0 million in interest expense and $3.7 million in Other income (expense), net for the three months ended June 30, 2020 and $(0.7) million in COGS and $(0.7) million in interest expense for the three months ended June 30, 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the six months ended June 30, 2020 and June 30, 2019 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2019	$(259.9)		$(101.2)	$(15.7)		$(376.8)

Other comprehensive income (loss) before reclassifications	—		(43.7)	(34.8)		(78.5)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	3.1		3.1

Amounts reclassified from accumulated other comprehensive loss	4.1	(a)	—	7.0	(b)	11.1

Income taxes reclassified into net income	(0.8)		—	(1.3)		(2.1)

Net change in accumulated other comprehensive loss	3.3		(43.7)	(26.0)		(66.4)

Balance at June 30, 2020	$(256.6)		$(144.9)	$(41.7)		$(443.2)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2018	$(213.9)		$(96.6)	$(1.1)		$(311.6)

Other comprehensive income (loss) before reclassifications	(27.9)	(c)	2.4	(21.7)		(47.2)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	5.8		5.8

Amounts reclassified from accumulated other comprehensive income (loss)	2.5	(a)	—	(2.8)	(b)	(0.3)

Income taxes reclassified into net income	(0.5)		—	0.4		(0.1)

Net change in accumulated other comprehensive income (loss)	(25.9)		2.4	(18.3)		(41.8)

Balance at June 30, 2019	$(239.8)		$(94.2)	$(19.4)		$(353.4)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the six months ended June 30, 2020 and June 30, 2019.

(b)
The amounts reclassified from AOCI included $1.0 million in COGS and $6.0 million in interest expense for the six months ended June 30, 2020 and $(0.9) million in COGS and $(1.9) million in interest expense for the six months ended June 30, 2019.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and six months ended June 30, 2020 and 2019. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the fourth quarter of 2019, we completed the sale of the U.S operations of our former Casting segment (the Casting Sale). The Casting Sale did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now included in our Driveline segment. The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results. As such, we continue to present Casting as a segment in the table below for the three and six months ended June 30, 2019, and the reported amounts are now comprised entirely of the U.S. casting operations that were included in the sale. The amounts previously reported in our Casting segment for the retained operations in El Carmen, Mexico have been reclassified to our Driveline segment for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2020
	Driveline	Metal Forming	Casting	Total
North America	$260.4	$83.7	$—	$344.1
Asia	88.1	10.0	—	98.1
Europe	46.3	24.5	—	70.8
South America	1.7	0.6	—	2.3
Total	$396.5	$118.8	$—	$515.3

	Three Months Ended June 30, 2019
	Driveline	Metal Forming	Casting	Total
North America	$903.9	$301.4	$171.3	$1,376.6
Asia	135.0	7.9	—	142.9
Europe	90.8	67.2	—	158.0
South America	25.9	0.9	—	26.8
Total	$1,155.6	$377.4	$171.3	$1,704.3

	Six Months Ended June 30, 2020
	Driveline	Metal Forming	Casting	Total
North America	$1,051.7	$345.3	$—	$1,397.0
Asia	191.2	16.1	—	207.3
Europe	145.2	85.7	—	230.9
South America	20.4	3.2	—	23.6
Total	$1,408.5	$450.3	$—	$1,858.8

	Six Months Ended June 30, 2019
	Driveline	Metal Forming	Casting	Total
North America	$1,771.9	$606.8	$353.7	$2,732.4
Asia	288.3	15.4	—	303.7
Europe	192.4	139.9	—	332.3
South America	51.7	3.4	—	55.1
Total	$2,304.3	$765.5	$353.7	$3,423.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2019	$815.4	$18.9	$83.7
June 30, 2020	550.2	22.5	78.5
Increase/(decrease)	$(265.2)	$3.6	$(5.2)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. During the three and six months ended June 30, 2020, we amortized $5.2 million and $11.9 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. SEGMENT REPORTING

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 Segment Reporting. In the fourth quarter of 2019, we completed the Casting Sale, which did not include the entities that conduct AAM's casting operations in El Carmen, Mexico, which are now included in our Driveline segment. The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results. As such, we continue to present Casting as a segment in the table below for the three and six months ended June 30, 2019, and the reported amounts are now comprised entirely of the U.S. casting operations that were included in the sale. The amounts previously reported in our Casting segment for the retained operations in El Carmen, Mexico have been reclassified to our Driveline segment for the three and six months ended June 30, 2019.

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

The following tables represent information by reportable segment for the three months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30, 2020
	Driveline	Metal Forming	Casting	Total
Sales	$403.7	$150.3	$—	$554.0
Less: intersegment sales	7.2	31.5	—	38.7
Net external sales	$396.5	$118.8	$—	$515.3

Segment Adjusted EBITDA	$(31.2)	$(20.9)	$—	$(52.1)

	Three Months Ended June 30, 2019
	Driveline	Metal Forming	Casting	Total
Sales	$1,181.5	$484.2	$179.7	$1,845.4
Less: intersegment sales	25.9	106.8	8.4	141.1
Net external sales	$1,155.6	$377.4	$171.3	$1,704.3

Segment Adjusted EBITDA	$162.1	$86.5	$17.4	$266.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables represent information by reportable segment for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30, 2020
	Driveline	Metal Forming	Casting	Total
Sales	$1,435.4	$572.6	$—	$2,008.0
Less: intersegment sales	26.9	122.3	—	149.2
Net external sales	$1,408.5	$450.3	$—	$1,858.8

Segment Adjusted EBITDA	$108.1	$53.1	$—	$161.2

	Six Months Ended June 30, 2019
	Driveline	Metal Forming	Casting	Total
Sales	$2,347.8	$967.5	$373.4	$3,688.7
Less: intersegment sales	43.5	202.0	19.7	265.2
Net external sales	$2,304.3	$765.5	$353.7	$3,423.5

Segment Adjusted EBITDA	$304.9	$170.9	$35.2	$511.0

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total segment adjusted EBITDA	$(52.1)	$266.0	$161.2	$511.0
Interest expense	(54.6)	(56.2)	(106.1)	(109.6)
Depreciation and amortization	(139.1)	(136.5)	(268.7)	(277.3)
Restructuring and acquisition-related costs	(11.3)	(12.2)	(28.9)	(24.3)
Loss on sale of business	—	—	(1.0)	—
Debt refinancing and redemption costs	—	(2.4)	(1.5)	(2.4)
Impairment charge	—	—	(510.0)	—
Income (loss) before income taxes	$(257.1)	$58.7	$(755.0)	$97.4

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

COMPANY OVERVIEW

We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline and metal forming products that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ approximately 20,000 associates, operating at nearly 80 facilities in 17 countries, to support our customers on global and regional platforms with a focus on quality, operational excellence and technology leadership.

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 40% of our consolidated net sales in the first six months of 2020, 39% in the first six months of 2019, and 37% for the full year 2019.

We also supply driveline system products to FCA US LLC (FCA) for heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Jeep Cherokee, and a passenger car driveshaft program. In addition, we sell various products to FCA from our Metal Forming segment. Sales to FCA were approximately 16% of our consolidated net sales in the first six months of 2020, 14% in the first six months of 2019, and 17% for the full year 2019.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs, and we sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in the first six months of 2020, 8% in the first six months of 2019, and 9% for the full year of 2019.

No other customer represented 10% or more of consolidated net sales during these periods.

Impact of Novel Coronavirus (COVID-19)

COVID-19 Operational Impact and AAM Actions

In March of 2020, COVID-19 was designated by the World Health Organization as a pandemic illness and began to significantly disrupt global automotive production. In an effort to mitigate the spread of COVID-19, many governmental and public health agencies in locations in which we operate implemented shelter-in-place orders or similar measures. The majority of our customers temporarily ceased or significantly reduced production near the end of March, which continued into the second half of the second quarter. As a result, substantially all of our manufacturing facilities either temporarily suspended production or experienced significant reductions in volumes during this period.

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
•Initiated thorough cleaning and decontamination procedures at many of our manufacturing facilities in preparation for resuming production; and
•Designed additional safety measures to further protect associates as production is restored and our associates resume working in our global facilities.

By the end of the first quarter of 2020, our manufacturing locations in Asia, which were impacted by COVID-19 earlier than other global regions, were beginning to stabilize and return to more normalized levels of production. We restarted operations in North America and Europe in May 2020, and we have continued to ramp up production, along with our customers and supply base, into the third quarter of 2020. The ultimate timing of returning to more normalized levels of production will depend on future developments, including the potential extension of shelter-in-place orders and a ramp-up to increased levels of production by our customers, which are outside of our control. We continue to monitor the impact of COVID-19 on our suppliers, as well as on our customers and their suppliers. As production resumes and volumes continue to ramp-up, we cannot be sure that the supply chain will be adequately prepared which could adversely impact the timing of a return to increased levels of production.

Financial Impact of COVID-19

We estimate that the impact of COVID-19 on net sales was approximately $947 million and $1,116 million for the three and six months ended June 30, 2020, respectively. Further, we estimate that the impact to gross profit of this reduction in net sales was approximately $299 million and $346 million for the three and six months ended June 30, 2020, respectively. Due to the significant uncertainty associated with the extent of the impact of COVID-19 and the timing of resuming more normalized levels of production, we cannot estimate the impact of COVID-19 on our 2020 results of operations and financial condition.

In order to mitigate the financial impact of COVID-19, we have continued our emphasis on cost management, and have implemented additional measures to adjust to our customers’ revised production schedules, including:

•Continuing to flex our variable cost structure;
•Continuing to manage our controllable expenses, net of costs to ensure the health and safety of our associates;
•Reducing the annual cash retainer for each non-employee director by 40%;
•Reducing salaries for executive officers by 30% and for certain other associates by various percentages depending on level;
•Reducing our projected capital expenditures for the year;
•Amending our Credit Agreement to, among other things, revise our financial maintenance covenants to provide additional financial flexibility; and
•Pursuing options to defer and reduce tax payments through the CARES Act and similar global initiatives.

The additional measures we are taking to address the impact of COVID-19 are expected to remain in place until further clarity can be achieved regarding the recovery and stabilization of the global economy, as well as the resulting impact of COVID-19 on the global automotive industry.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2020 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Net Sales  Net sales were $515.3 million in the second quarter of 2020, as compared to $1,704.3 million in the second quarter of 2019. Our change in sales in the second quarter of 2020, as compared to the second quarter of 2019, primarily reflects an estimated reduction of approximately $947 million associated with the decline in global automotive production as a result of COVID-19, and a reduction of approximately $171 million as a result of the sale of the U.S. operations of our Casting business that was completed in the fourth quarter of 2019 (the Casting Sale). Net sales in the second quarter of 2020, as compared to the second quarter of 2019, also decreased by approximately $31 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold Cost of goods sold was $614.2 million in the second quarter of 2020, as compared to $1,456.0 million in the second quarter of 2019. The change in cost of goods sold principally reflects an estimated reduction of approximately $648 million associated with the decline in global automotive production as a result of COVID-19, and a reduction of $164 million as a result of the Casting Sale. Cost of goods sold was also impacted by a decrease of approximately $31 million related to metal market pass-through costs and the impact of foreign exchange.

For the three months ended June 30, 2020, material costs were approximately 41% of total cost of goods sold, as compared to approximately 57% for the three months ended June 30, 2019. Material costs as a percentage of cost of goods sold declined as a result of lower product shipments caused by COVID-19, which drove lower material costs and caused fixed costs to be a greater component of cost of goods sold.

Gross Profit (Loss)  Gross loss was $98.9 million in the second quarter of 2020, as compared to gross profit of $248.3 million in the second quarter of 2019.  Gross margin was (19.2)% in the second quarter of 2020, as compared to 14.6% in the second quarter of 2019.  Gross profit (loss) and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above. While we were able to significantly reduce our variable costs during the quarter ended June 30, 2020, the sharp decline in sales that began during the first quarter and extended into the second quarter, as well as the magnitude of the decline in sales, resulted in a reduction of both gross profit and gross margin.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $73.8 million or 14.3% of net sales in the second quarter of 2020, as compared to $91.3 million or 5.4% of net sales in the second quarter of 2019.  R&D spending was approximately $31.7 million in the second quarter of 2020, as compared to $33.2 million in the second quarter of 2019. The decrease in SG&A expense in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily attributable to lower compensation-related expense due, in part, to our restructuring initiatives. SG&A expense also declined in the three months ended June 30, 2020 as a result of our emphasis on cost management, including the additional measures that we implemented in response to the impact of COVID-19.

The increase in SG&A as a percentage of sales during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily attributable to the decline in sales as a result of COVID-19.

Amortization of Intangible Assets Amortization expense related to intangible assets was $21.6 million for the three months ended June 30, 2020 and $24.9 million for the three months ended June 30, 2019. The reduction in amortization expense related to intangible assets reflects the Casting Sale and the disposal of the intangible assets associated with this business.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $11.3 million in the second quarter of 2020 and $12.2 million in the second quarter of 2019. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail.

Operating Income (Loss)  Operating loss was $205.6 million in the second quarter of 2020, as compared to operating income of $119.9 million in the second quarter of 2019.  Operating margin was (39.9)% in the second quarter of 2020, as compared to 7.0% in the second quarter of 2019.  The changes in operating income (loss) and operating margin were primarily due to factors discussed in Net Sales, Cost of Goods Sold, Gross Profit (Loss) and SG&A above.

Interest Expense and Interest Income  Interest expense was $54.6 million in the second quarter of 2020, as compared to $56.2 million in the second quarter of 2019.  Interest income was $3.0 million in the second quarter of 2020, as compared to $0.5 million in the second quarter of 2019. The weighted-average interest rate of our long-term debt outstanding was 5.5% in the second quarter of 2020 and 5.9% in the second quarter of 2019.

Debt Refinancing and Redemption Costs In the second quarter of 2019, we voluntarily redeemed the remaining balance outstanding under our 7.75% Notes due 2019. This resulted in a principal payment of $100 million and $0.3 million in accrued interest. We expensed approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $0.1 million in the second quarter of 2020, as compared to expense of $3.1 million in the second quarter of 2019.

Income Tax Expense (Benefit)  Income tax was a benefit of $43.9 million for the three months ended June 30, 2020, as compared to expense of $6.0 million for the three months ended June 30, 2019.  Our effective income tax rate was 17.1% in the second quarter of 2020, as compared to 10.2% in the second quarter of 2019.

We review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not." If, based upon available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. During the three months ended June 30, 2020, we determined that a portion of our deferred tax assets related to U.S. interest expense carryforwards were not more likely than not to be realized. As such, during the three months ended June 30, 2020, we recognized a tax expense of approximately $36.0 million to establish a partial valuation allowance in the U.S. Due to the uncertainty associated with the extent and ultimate impact of COVID-19 on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and it is reasonably possible that additional valuation allowances could be recognized in the next twelve months as a result.

In addition, during the three months ended June 30, 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a tax benefit of approximately $6.8 million. Also during the three months ended June 30, 2020, we recognized a tax benefit of approximately $7.0 million related to our ability to carry back projected current year losses under the CARES Act to years with the previous 35% tax rate.

Our effective income tax rate for the three months ended June 30, 2020 varies from our effective income tax rate for the three months ended June 30, 2019 as a result of the items described above. For the three months ended June 30, 2020 and 2019, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the items described above.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was a loss of $213.2 million in the second quarter of 2020, as compared to income of $52.5 million in the second quarter of 2019. Diluted loss per share was $1.88 in the second quarter of 2020, as compared to diluted earnings per share of $0.45 in the second quarter of 2019. Net income (loss) attributable to AAM and EPS for the second quarters of 2020 and 2019 were primarily impacted by the factors discussed above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2020 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Net Sales  Net sales were $1,858.8 million in the first six months of 2020 as compared to $3,423.5 million in the first six months of 2019.  Our change in sales in the first six months of 2020, as compared to the first six months of 2019, primarily reflects an estimated reduction of approximately $1,116 million associated with the decline in global automotive production as a result of COVID-19, and a reduction of $354 million as a result of the Casting Sale. Net sales for the first six months of 2020, as compared to the first six months of 2019, also decreased by approximately $73 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold Cost of goods sold was $1,762.4 million in the first six months of 2020 as compared to $2,953.0 million in the first six months of 2019. The change in cost of goods sold principally reflects an estimated reduction of approximately $770 million associated with the decline in global automotive production as a result of COVID-19, and a reduction of $339 million as a result of the Casting Sale. Cost of goods sold was also impacted by a decrease of approximately $73 million related to metal market pass-through costs and the impact of foreign exchange, as well as the impact of improved operating performance and lower launch costs.

For the six months ended June 30, 2020, material costs were approximately 51% of total costs of goods sold as compared to approximately 57% for the six months ended June 30, 2019. Material costs as a percentage of cost of goods sold declined as a result of lower product shipments caused by COVID-19, which drove lower material costs and caused fixed costs to be a greater component of cost of goods sold.

Gross Profit  Gross profit was $96.4 million in the first six months of 2020 as compared to $470.5 million in the first six months of 2019. Gross margin was 5.2% in the first six months of 2020 as compared to 13.7% in the first six months of 2019. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above. While we were able to significantly reduce our variable costs during the six months ended June 30, 2020, the sharp decline in sales that began during the first quarter and extended into the second quarter, as well as the magnitude of the decline in sales, resulted in a reduction of both gross profit and gross margin.

SG&A  SG&A (including R&D) was $164.1 million or 8.8% of net sales in the first six months of 2020 as compared to $182.0 million or 5.3% of net sales in the first six months of 2019.  R&D spending was approximately $68.3 million in the first six months of 2020 as compared to $67.5 million in the first six months of 2019. The change in SG&A in the first six months of 2020, as compared to the first six months of 2019, was primarily attributable to lower compensation-related expense due, in part, to our restructuring initiatives. SG&A expense also declined in the six months ended June 30, 2020 as a result of our emphasis on cost management, including the additional measures that we implemented in response to the impact of COVID-19.

The increase in SG&A as a percentage of sales during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily attributable to the decline in sales as a result of COVID-19.

Amortization of Intangible Assets Amortization expense related to intangible assets for the six months ended June 30, 2020 was $43.4 million as compared to $49.9 million for the six months ended June 30, 2019. The reduction in amortization expense related to intangible assets reflects the Casting Sale and the disposal of the intangible assets associated with this business.

Impairment Charge In the first six months of 2020, the reduction in global automotive production volumes caused by the impact of COVID-19 represented an indicator to test our goodwill for impairment. As a result of this goodwill impairment test, we determined that the carrying values of our Driveline and Metal Forming reporting units were greater than their respective fair values. As such, we recorded a total goodwill impairment charge of $510.0 million in the first six months of 2020. See Note 3 - Goodwill and Other Intangible Assets for further detail.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $28.9 million for the six months ended June 30, 2020, as compared to $24.3 million for the six months ended June 30, 2019. As part of our restructuring actions, we incurred severance charges of approximately $16.3 million and $8.2 million, as well as implementation costs of approximately $7.7 million and $8.9 million, during the six months ended June 30, 2020 and 2019, respectively. We expect to incur approximately $70 million to $80 million of total restructuring charges in 2020. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring activity.

During the six months ended June 30, 2020, we incurred $4.9 million of integration expenses primarily associated with the ongoing integration of MPG. This compares to $7.2 million of integration expenses incurred during the six months ended

June 30, 2019. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning (ERP) systems. We expect to incur integration charges of $10 million to $15 million in 2020 as we finalize the integration of ERP systems at legacy MPG locations.

Loss on Sale of Business In the first six months of 2020, we finalized certain customary post-closing calculations associated with the Casting Sale, resulting in an additional loss on sale of $1.0 million.

Operating Income (Loss)  Operating income (loss) was a loss of $651.0 million in the first six months of 2020 as compared to income of $214.3 million in the first six months of 2019.  Operating margin was (35.0)% in the first six months of 2020 as compared to 6.3% in the first six months of 2019.  The changes in operating income (loss) and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold, Gross Profit, SG&A, and Impairment Charge above.

Interest Expense and Interest Income  Interest expense was $106.1 million in the first six months of 2020 as compared to $109.6 million in the first six months of 2019.  Interest income was $5.8 million in the first six months of 2020 as compared to $1.2 million in the first six months of 2019. The weighted-average interest rate of our long-term debt outstanding was 5.6% for the six months ended June 30, 2020 and 5.9% for the six months ended June 30, 2019. We expect our interest expense for the full year 2020 to be approximately $205 million to $215 million.

Debt Refinancing and Redemption Costs In the first quarter of 2020, we voluntarily redeemed $100 million of our 6.625% Notes due 2022. As a result, we expensed approximately $0.4 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for the payment of an early redemption premium.

In the second quarter of 2020, we issued an irrevocable notice to the holders of our 6.625% Notes due 2022 to voluntarily redeem the remaining portion of our 6.625% Notes due 2022 in the third quarter of 2020. This resulted in a principal payment of $350 million and $5.7 million in accrued interest in July 2020. Subsequent to June 30, 2020, we expensed approximately $1.3 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.9 million for the payment of an early redemption premium.

In the second quarter of 2019, we voluntarily redeemed the remaining balance outstanding under our 7.75% Notes due 2019. This resulted in a principal payment of $100 million and $0.3 million in accrued interest. We expensed approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $2.2 million in the first six months of 2020 as compared to $6.1 million in the first six months of 2019.

Income Tax Expense (Benefit)  Income tax was a benefit of $40.6 million for the six months ended June 30, 2020 as compared to expense of $3.0 million for the six months ended June 30, 2019.  Our effective income tax rate was 5.4% in the first six months of 2020 as compared to 3.1% in the first six months of 2019.

During the six months ended June 30, 2020, we recognized the impact of the items discussed under Income Tax Expense (Benefit) in the "Results of Operations - Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019" section of this MD&A. Additionally, we recognized a net tax benefit in the six months ended June 30, 2020 of approximately $7.5 million related to our ability to carry back losses from prior years under the CARES Act.

Our effective income tax rate for the six months ended June 30, 2020 varies from our effective income tax rate for the six months ended June 30, 2019, as a result of the items described above, and also as a result of the impact of the goodwill impairment charge recorded during the first six months of 2020, which had no corresponding income tax benefit. In addition, in the first six months of 2019, we recognized an income tax benefit of $9.3 million related to final regulations issued by the Department of Treasury and Internal Revenue Service in the first quarter of 2019. The final regulations changed the manner in which we were required to compute the one-time transition tax under the Tax Cuts and Jobs Act that was imposed on certain foreign earnings for which U.S. income tax was previously deferred.

For the six months ended June 30, 2020 and 2019, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the items described above.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was a loss of $714.5 million in the first six months of 2020 as compared to income of $94.1 million in the first six months of 2019. Diluted EPS was a loss of $6.33 per share in the first six months of 2020 as compared to earnings of $0.81 per share in the first six months of 2019. Net income (loss) attributable to AAM and EPS for the first six months of 2020 and 2019 were primarily impacted by the factors discussed above.

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

The following table represents sales by reportable segment for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Driveline	$403.7	$1,181.5	$1,435.4	$2,347.8
Metal Forming	150.3	484.2	572.6	967.5
Casting	—	179.7	—	373.4
Eliminations	(38.7)	(141.1)	(149.2)	(265.2)
Net Sales	$515.3	$1,704.3	$1,858.8	$3,423.5

The change in Driveline sales for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily reflects estimated reductions of approximately $773 million and $919 million, respectively, associated with the impact of the decline in global automotive production as a result of COVID-19. These estimated reductions include approximately $724 million and $861 million, respectively, related to external customers. The change in Driveline sales also reflects a reduction of approximately $16 million and $36 million, respectively, associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in net sales in our Metal Forming segment in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily reflects estimated reductions of approximately $318 million and $365 million, respectively, associated with the impact of the decline in global automotive production as a result of COVID-19. These estimated reductions include approximately $223 million and $255 million, respectively, related to external customers. Also for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, Metal Forming sales were impacted by a reduction of approximately $15 million and $37 million, respectively, associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in net sales in our Casting segment in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is the result of the Casting Sale that was completed in the fourth quarter of 2019 as AAM no longer operates in this business.

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

The amounts for Segment Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Driveline	$(31.2)	$162.1	$108.1	$304.9
Metal Forming	(20.9)	86.5	53.1	170.9
Casting	—	17.4	—	35.2
Total segment adjusted EBITDA	$(52.1)	$266.0	$161.2	$511.0

For the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to lower net global automotive production volumes as a result of the impact of COVID-19, which was partially offset by our continued emphasis on cost management, as well as the additional measures that we implemented in response to the impact of COVID-19.

The change in Metal Forming Segment Adjusted EBITDA for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily attributable to the impact of the decline in global automotive production as a result of the impact of COVID-19, which was partially offset by our continued emphasis on cost management, as well as the additional measures that we implemented in response to the impact of COVID-19.

The change in Segment Adjusted EBITDA for our Casting segment in the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was the result of the Casting Sale that was completed in the fourth quarter of 2019 as AAM no longer operates in this business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(213.2)	$52.7	$(714.4)	$94.4
Interest expense	54.6	56.2	106.1	109.6
Income tax expense (benefit)	(43.9)	6.0	(40.6)	3.0
Depreciation and amortization	139.1	136.5	268.7	277.3
EBITDA	$(63.4)	$251.4	$(380.2)	$484.3
Restructuring and acquisition-related costs	11.3	12.2	28.9	24.3
Debt refinancing and redemption costs	—	2.4	1.5	2.4
Impairment charge	—	—	510.0	—
Loss on sale of business	—	—	1.0	—
Total segment adjusted EBITDA	$(52.1)	$266.0	$161.2	$511.0

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
•Continuing to manage our controllable expenses, net of costs to ensure the health and safety of our associates;
•Reducing the annual cash retainer for each non-employee director by 40%;
•Reducing salaries for executive officers by 30% and for certain other associates by various percentages depending on level;
•Reducing our projected capital expenditures for the year;
•Amending our Credit Agreement to, among other things, revise our financial maintenance covenants to provide additional financial flexibility; and
•Pursuing options to defer and reduce tax payments through the CARES Act and similar global initiatives.

At June 30, 2020, we had over $1.6 billion of liquidity consisting of approximately $893 million of cash and cash equivalents, approximately $691 million of available borrowings under our Revolving Credit Facility and approximately $79 million of available borrowings under foreign credit facilities. In the second quarter of 2020, we issued an irrevocable notice to the holders of our 6.625% Notes due 2022 to voluntarily redeem the remaining portion outstanding in the third quarter of 2020. This resulted in a principal payment of $350 million and $5.7 million in accrued interest in July 2020. With the exception of the voluntary redemption of the 6.625% Notes in July 2020, we have no significant debt maturities before 2024. Based on our cash and cash equivalents, together with available borrowings under credit facilities, and the measures we are taking to conserve cash, we believe that our current liquidity position and projected operating cash flows will be sufficient to meet our primary cash needs for the next 12 months.

Operating Activities  In the first six months of 2020, net cash used in operating activities was $3.1 million as compared to net cash provided by operating activities of $136.9 million in the first six months of 2019. The following factors impacted cash from operating activities in the first six months of 2020, as compared to the first six months of 2019:

Impact of COVID-19 We experienced lower earnings and cash flows from operating activities as a result of the significant reduction in production volumes during the six months ended June 30, 2020 due to the impact of COVID-19.

Accounts receivable For the six months ended June 30, 2020, we experienced an increase in cash flow from operating activities of approximately $427 million related to the change in our accounts receivable balance from December 31, 2019 to June 30, 2020, as compared to the change in our accounts receivable balance from December 31, 2018 to June 30, 2019. This change was primarily attributable to a reduction in sales in the second quarter of 2020 due to the impact of COVID-19.

Accounts payable and accrued expenses For the six months ended June 30, 2020, we experienced a decrease in cash flow from operating activities of approximately $323 million related to the change in our accounts payable and accrued expenses balance from December 31, 2019 to June 30, 2020, as compared to the change from December 31, 2018 to June 30, 2019. This change was primarily attributable to reduced sales and purchasing activity in the second quarter of 2020 due to the impact of COVID-19.

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

Income taxes During the second quarter of 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a cash payment to the tax authorities of $18.5 million, and a reduction of our liability for unrecognized tax benefits and related interest and penalties of $25.3 million. As of June 30, 2020 and December 31, 2019, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $23.1 million and $52.6 million, respectively.

In the first six months of 2020, we recognized a refundable income tax asset of approximately $35 million related to income tax for which we expect to receive a refund based on the utilization of net operating losses under the provisions of the CARES Act. This amount is presented in Prepaid expenses and other in our Condensed Consolidated Balance Sheet as of June 30, 2020. See Note 1 - Organization and Basis of Presentation for additional detail regarding the CARES Act.

Investing Activities  In the first six months of 2020, net cash used in investing activities was $108.8 million as compared to $238.0 million for the six months ended June 30, 2019. Capital expenditures were $105.6 million in the first six months of 2020 as compared to $237.5 million in the first six months of 2019. We expect our capital spending in 2020 to be approximately $250 million.

Financing Activities  In the first six months of 2020, net cash provided by financing activities was $480.2 million, as compared to net cash used in financing activities of $127.7 million in the first six months of 2019. The following factors impacted cash from financing activities in the first six months of 2020 as compared to the first six months of 2019:

Senior Secured Credit Facilities In 2019, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the First Amendment (First Amendment) to the Credit Agreement. The First Amendment, among other things, established $340 million in incremental term loan A commitments with a maturity date of July 29, 2024 (Term Loan A Facility due 2024), reduced the availability under the Revolving Credit Facility from $932 million to $925 million and extended the maturity date of the Revolving Credit Facility from April 6, 2022 to July 29, 2024, and modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility. The applicable margin and the maturity date for the Term Loan B Facility remained unchanged. The proceeds of $340 million were used to repay all of the outstanding loans under the existing Term Loan A Facility and a portion of the outstanding Term Loan B Facility, resulting in no additional indebtedness. This also satisfies all payment requirements under the Term Loan B Facility until maturity in 2024.

In April 2020, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into the Second Amendment (Second Amendment) to the Credit Agreement. For the period from April 1, 2020 through March 31, 2022 (the Amendment Period), the Second Amendment, among other things, replaced the total net leverage ratio covenant with a new senior secured net leverage ratio covenant, reduced the minimum levels of the cash interest expense coverage ratio covenant, and modified certain covenants restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to create, incur, assume or permit to exist certain additional indebtedness and liens and to make certain restricted payments, voluntary payments and distributions. The Second Amendment also increased the maximum levels of the total net leverage ratio covenant after the Amendment Period, modified the applicable margin with respect to interest rates under the Term Loan A Facility due 2024 and interest rates and commitment fees under the Revolving Credit Facility, and increased the minimum adjusted London Interbank Offered Rate for Eurodollar-based loans under the Term Loan A Facility due 2024 and Revolving Credit Facility. The applicable margin for the Term Loan B Facility remains unchanged. We paid debt issuance costs of $4.6 million in the six months ended June 30, 2020 related to the Second Amendment.

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

At June 30, 2020, we had $691.4 million available under the Revolving Credit Facility. This availability reflects $200.0 million outstanding on the Revolving Credit Facility and $33.6 million for standby letters of credit issued against the facility. The borrowings under the Revolving Credit Facility are used for general corporate purposes.

6.875% Notes due 2028 In June 2020, we issued $400 million in aggregate principal amount of 6.875% senior notes due 2028 (the 6.875% Notes). Proceeds from the 6.875% Notes will be used primarily to fund the redemption of the remaining $350 million of 6.625% senior notes due 2022 described below and for general corporate purposes. We paid debt issuance costs of $6.0 million in the six months ended June 30, 2020 related to the 6.875% Notes.

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

In the second quarter of 2020, we issued an irrevocable notice to the holders of our 6.625% Notes due 2022 to voluntarily redeem the remaining portion of our 6.625% Notes due 2022 in the third quarter of 2020. This resulted in a principal payment of $350 million and $5.7 million in accrued interest in July 2020. Subsequent to June 30, 2020, we expensed approximately $1.3 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.9 million for the payment of an early redemption premium.

Redemption of 7.75% Notes due 2019 In May 2019, we voluntarily redeemed the remaining balance outstanding under our 7.75% Notes due 2019. This resulted in a principal payment of $100 million and $0.3 million in accrued interest. We expensed approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At June 30, 2020, $109.6 million was outstanding under our foreign credit facilities, as compared to $106.0 million at December 31, 2019. At June 30, 2020, an additional $78.9 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $2.7 million in the first six months of 2020 to $212.0 million as compared to $209.3 million at year-end 2019, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

Subsidiary Guarantees of Registered Debt Securities Our 6.875% Notes, 6.625% Notes, 6.50% Notes, 6.25% Notes (due 2026), and 6.25% Notes (due 2025) (collectively, the Notes) are senior unsecured obligations of AAM, Inc. (Issuer); all of which are fully and unconditionally guaranteed, on a joint and several basis, by Holdings and substantially all domestic subsidiaries of AAM, Inc. and MPG Inc (Subsidiary Guarantors). Holdings has no significant assets other than its 100% ownership in AAM, Inc. and MPG Inc., and no direct subsidiaries other than AAM, Inc. and MPG Inc.

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

Statement of Operations Information	(in millions)
	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Net sales	$1,396.9	$3,043.3
Gross profit	26.7	192.0
Loss from operations	(524.2)	(793.3)
Net loss	(545.4)	(718.0)

Balance Sheet Information	(in millions)
	June 30, 2020	December 31, 2019
Current assets	$1,325.6	$699.5
Noncurrent assets	2,839.7	3,120.4

Current liabilities	1,323.4	551.9
Noncurrent liabilities	4,274.9	4,281.3

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At June 30, 2020 and December 31, 2019, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $445 million and $125 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $690 million and $630 million, respectively.

CRITICAL ACCOUNTING ESTIMATES

Subsequent to the goodwill impairment charge that was recorded for our Driveline reporting unit in the first six months of 2020, the fair value of this reporting unit approximated its carrying value. Fair value of the reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting unit, and appropriate discount and long-term growth rates.

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

AAM's critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2019 and did not materially change during the six months ended June 30, 2020.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors.  Typically, our business is also moderately seasonal as our major OEM customers historically have an extended shutdown of operations (normally 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in December.  Our major OEM customers also occasionally have longer shutdowns of operations (up to six weeks) for program changeovers. Accordingly, our quarterly results may reflect these trends.

LITIGATION AND ENVIRONMENTAL MATTERS

We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, tax or contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, at this time we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the second quarter of 2020.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  At June 30, 2020, we had currency forward contracts with a notional amount of $144.7 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $13.2 million at June 30, 2020 and was approximately $16.5 million at December 31, 2019.

In 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. In the first quarter of 2020, we discontinued this cross-currency swap, which was in an asset position of $9.8 million on the date that it was discontinued. Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At June 30, 2020, the notional amount of the fixed-to-fixed cross-currency swap was $224.7 million. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $22.5 million at June 30, 2020 and was approximately $22.4 million at December 31, 2019.

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

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 18% of our weighted-average interest rate at June 30, 2020) on our long-term debt outstanding, would be approximately $9.3 million at June 30, 2020 and was approximately $6.3 million at December 31, 2019, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2020.

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

As a result of temporarily closing many of our global facilities due to the impact of COVID-19, a significant number of our associates have been working remotely during the second quarter of 2020. This has not had a material effect on our internal control over financial reporting as we have maintained our existing controls and procedures over financial reporting during this period.

Except as described above with regard to implementation of ERP systems at certain legacy MPG locations, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

In addition to the risk factors that are included in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the following was identified as a significant risk to AAM during the six months ended June 30, 2020.

Our business and financial condition have been, and may continue to be, adversely affected by the impact of COVID-19.

Our business is subject to risks associated with public health issues, including pandemics such as COVID-19. During the six months ended June 30, 2020, COVID-19 has disrupted global economic markets and has led to significant reductions in global automotive production volumes. As a result of COVID-19, governmental and public health officials in substantially all of the locations in which we operate have mandated certain precautions to mitigate the spread of the disease, including shelter-in-place orders or similar measures. As such, we temporarily suspended production, or experienced a significant reduction in production volumes, in substantially all of our manufacturing facilities during this period.

Our results of operations and financial condition have been, and may continue to be, adversely impacted by the actions taken to contain the impact of COVID-19, and the ultimate extent of such impact will depend on future developments, such as the duration and extent of the pandemic, its impact on: consumers and sales of the vehicles we support, our customers and our and their suppliers, how quickly normal economic conditions and our and our customers’ operations can return to more normalized levels of production, and whether the pandemic leads to recessionary conditions and the duration of any such recession. In addition, government sponsored economic stimulus programs in response to the pandemic may not be available to our customers, our suppliers or us or achieve their economic goals. Our supply chain also may be disrupted due to supplier closures or bankruptcies. Our operations may also be impacted by interruptions due to the direct impact of, or precautionary measures associated with, COVID-19 at our locations or those of our customers or suppliers.

Further, COVID-19 could exacerbate other risks disclosed in Item 1A. "Risk Factors" as included in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks include, but are not limited to, dependency on certain customers, dependency on certain global automotive market segments, risks and uncertainties associated with our company’s global operations, dependency on certain key manufacturing facilities, cyclicality in the automotive industry, disruptions in our supply chain and our customers’ supply chain, and compliance with our debt covenants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended June 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1 - April 30, 2020	4,026	$3.09	—	$—
May 1 - May 31, 2020	10,339	4.51	—	—
June 1 - June 30, 2020	38,456	7.54	—	—
Total	52,821	$6.61	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
July 31, 2020