Form 10-Q
period 2021-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2021-05-07
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 113,988,342 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2021

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
•global economic conditions;
•reduced purchases of our products by General Motors Company (GM), Stellantis N.V. (Stellantis), Ford Motor Company (Ford) or other customers;
•our ability to respond to changes in technology, increased competition or pricing pressures;
•our ability to develop and produce new products that reflect market demand;
•lower-than-anticipated market acceptance of new or existing products;
•our ability to attract new customers and programs for new products;
•reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM, Stellantis and Ford);
•risks inherent in our global operations (including tariffs and the potential consequences thereof to us, our suppliers, and our customers and their suppliers, adverse changes in trade agreements, such as United States-Mexico-Canada Agreement (USMCA), immigration policies, political stability, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations);
•a significant disruption in operations at one or more of our key manufacturing facilities;
•negative or unexpected tax consequences;
•risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attacks and other similar disruptions;
•supply shortages, such as the semiconductor shortage that the automotive industry is currently experiencing, or price increases in raw material and/or freight, utilities or other operating supplies for us or our customers as a result of pandemics, natural disasters or otherwise;
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in millions, except per share data)

Net sales	$1,425.1	$1,343.5

Cost of goods sold	1,198.0	1,148.2

Gross profit	227.1	195.3

Selling, general and administrative expenses	90.0	90.3

Amortization of intangible assets	21.5	21.8

Impairment charges (Note 4)	—	510.0

Restructuring and acquisition-related costs	17.5	17.6

Loss on sale of business	2.6	1.0

Operating income (loss)	95.5	(445.4)

Interest expense	(51.1)	(51.5)

Interest income	2.9	2.8

Other income (expense)
Debt refinancing and redemption costs	(1.1)	(1.5)
Other income (expense), net	1.2	(2.3)

Income (loss) before income taxes	47.4	(497.9)

Income tax expense	8.8	3.3

Net income (loss)	$38.6	$(501.2)

Net income attributable to noncontrolling interests	—	(0.1)

Net income (loss) attributable to AAM	$38.6	$(501.3)

Basic earnings (loss) per share	$0.33	$(4.45)

Diluted earnings (loss) per share	$0.33	$(4.45)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Net income (loss)	$38.6	$(501.2)

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	2.1	1.6
Foreign currency translation adjustments	(11.0)	(48.8)
Changes in cash flow hedges, net of tax (b)	(0.3)	(34.7)
Other comprehensive loss	(9.2)	(81.9)

Comprehensive income (loss)	$29.4	$(583.1)

Net income attributable to noncontrolling interests	—	(0.1)
Foreign currency translation adjustments attributable to noncontrolling interests	—	0.3

Comprehensive income (loss) attributable to AAM	$29.4	$(582.9)

(a)	Amounts are net of tax of $(0.6) million for the three months ended March 31, 2021, and $(0.4) million for the three months ended March 31, 2020, respectively.
(b)	Amounts are net of tax of $(1.3) million for the three months ended March 31, 2021, and $2.3 million for the three months ended March 31, 2020, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$601.2	$557.0
Accounts receivable, net	852.8	793.2
Inventories, net	338.1	323.2
Prepaid expenses and other	190.3	203.6
Total current assets	1,982.4	1,877.0

Property, plant and equipment, net	2,115.8	2,163.8
Deferred income taxes	106.7	107.8
Goodwill	184.7	185.7
Other intangible assets, net	759.4	780.7
GM postretirement cost sharing asset	235.1	237.0
Operating lease right-of-use assets	120.0	116.6
Other assets and deferred charges	432.8	447.7
Total assets	$5,936.9	$5,916.3

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13.7	$13.7
Accounts payable	655.4	578.9
Accrued compensation and benefits	158.3	170.9
Deferred revenue	23.2	23.4
Current portion of operating lease liabilities	22.9	22.6
Accrued expenses and other	168.6	169.8
Total current liabilities	1,042.1	979.3

Long-term debt, net	3,360.9	3,441.3
Deferred revenue	93.0	91.0
Deferred income taxes	12.9	13.2
Long-term portion of operating lease liabilities	97.7	94.4
Postretirement benefits and other long-term liabilities	929.0	923.9
Total liabilities	5,535.6	5,543.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
122.3 million shares issued as of March 31, 2021 and 121.3 million shares issued as of December 31, 2020	1.3	1.2
Paid-in capital	1,338.6	1,333.3
Accumulated deficit	(281.2)	(319.8)
Treasury stock at cost, 8.4 million shares as of March 31, 2021 and 8.0 million shares as of December 31, 2020	(216.0)	(212.0)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(308.9)	(311.0)
Foreign currency translation adjustments	(112.1)	(101.1)
Unrecognized loss on cash flow hedges, net of tax	(20.4)	(20.1)
Total AAM stockholders' equity	401.3	370.5
Noncontrolling interests in subsidiaries	—	2.7
Total stockholders' equity	401.3	373.2
Total liabilities and stockholders' equity	$5,936.9	$5,916.3
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Operating activities
Net income (loss)	$38.6	$(501.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	142.0	129.6
Impairment charges	—	510.0
Deferred income taxes	0.8	36.0
Stock-based compensation	5.3	4.6
Pensions and other postretirement benefits, net of contributions	(4.3)	(1.8)
Loss on sale of business	2.6	1.0
Loss (gain) on disposal of property, plant and equipment, net	(0.2)	5.1
Debt refinancing and redemption costs	1.1	1.5
Changes in operating assets and liabilities
Accounts receivable	(66.4)	11.3
Inventories	(19.6)	(27.1)
Accounts payable and accrued expenses	75.4	12.7
Deferred revenue	4.9	(1.9)
Other assets and liabilities	(1.1)	(40.4)
Net cash provided by operating activities	179.1	139.4

Investing activities
Purchases of property, plant and equipment	(39.6)	(69.7)
Proceeds from sale of property, plant and equipment	—	0.5
Proceeds from sale of business, net of cash divested	(0.8)	—
Net cash used in investing activities	(40.4)	(69.2)

Financing activities
Proceeds from Revolving Credit Facility	—	200.0
Proceeds from issuance of long-term debt	21.8	2.4
Payments of long-term debt	(107.3)	(113.3)
Purchase of treasury stock	(4.0)	(2.4)
Other financing activities	(1.1)	1.0
Net cash provided by (used in) financing activities	(90.6)	87.7

Effect of exchange rate changes on cash	(3.9)	(7.2)

Net increase in cash and cash equivalents	44.2	150.7

Cash and cash equivalents at beginning of period	557.0	532.0

Cash and cash equivalents at end of period	$601.2	$682.7

Supplemental cash flow information
Interest paid	$43.3	$34.1
Income taxes paid, net	$0.2	$4.2

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2020	112.6	$1.2	$1,313.9	$248.6	$(209.3)	$(376.8)	$2.8
Net income (loss)	—	—	—	(501.3)	—	—	0.1
Vesting of restricted stock units and performance shares	0.8	—	—	—	—	—	—
Stock-based compensation	—	—	4.6	—	—	—	—
Modified-retrospective application of ASU 2016-13	—	—	—	(7.1)	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.4)	—	—
Changes in cash flow hedges	—	—	—	—	—	(34.7)	—
Foreign currency translation adjustments	—	—	—	—	—	(48.5)	(0.3)
Defined benefit plans, net	—	—	—	—	—	1.6	—
Balance at March 31, 2020	113.0	$1.2	$1,318.5	$(259.8)	$(211.7)	$(458.4)	$2.6

Balance at January 1, 2021	113.3	$1.2	$1,333.3	$(319.8)	$(212.0)	$(432.2)	$2.7
Net income	—	—	—	38.6	—	—	—
Vesting of restricted stock units and performance shares	1.0	0.1	—	—	—	—	—
Stock-based compensation	—	—	5.3	—	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(4.0)	—	—
Changes in cash flow hedges	—	—	—	—	—	(0.3)	—
Foreign currency translation adjustments	—	—	—	—	—	(11.0)	—
Defined benefit plans, net	—	—	—	—	—	2.1	—
Sale of business (Note 1)	—	—	—	—	—	—	(2.7)
Balance at March 31, 2021	113.9	$1.3	$1,338.6	$(281.2)	$(216.0)	$(441.4)	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline and metal forming technologies that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ approximately 20,000 associates, operating at nearly 80 facilities in 17 countries, to support our customers on global and regional platforms with a continued focus on delivering quality, operational excellence and technology leadership.

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

The balance sheet at December 31, 2020 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. These estimates and assumptions are impacted by risks and uncertainties, including those associated with the Novel Coronavirus (COVID-19) pandemic and the semiconductor supply shortage that is impacting the automotive industry. While we have made estimates and assumptions based on the facts and circumstances available as of the date of this report, the full impact of COVID-19 and the semiconductor shortage cannot be predicted, and actual results could differ materially from those estimates and assumptions.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Sale of Interest in Consolidated Joint Venture

In the first quarter of 2021, we completed the sale of substantially all of our ownership interest in a consolidated joint venture and received cash proceeds of approximately $2.4 million. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.6 million. Subsequent to the sale of this joint venture, we no longer present noncontrolling interest in our condensed consolidated financial statements as all consolidated entities are wholly-owned.

Commencement of Lease of European Headquarters and Engineering Center (EHEC)

In the first quarter of 2021, the lease of our new EHEC in Langen, Germany commenced. This lease has a term of 20 years and is classified as a finance lease. We recognized a right-of-use (ROU) asset and finance lease liability of approximately $49 million upon commencement of this lease. The ROU asset is presented in Property, plant and equipment, net and the finance lease liability is presented in Accrued expenses and other (current portion), and Postretirement benefits and other long-term liabilities (long-term portion) in our Condensed Consolidated Balance Sheet at March 31, 2021.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Effect of New Accounting Standards and Other Regulatory Pronouncements

Accounting Standard Update 2020-04

On March 12, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-04 - Reference Rate Reform (Topic 848), and has subsequently issued ASU 2021-01 - Reference Rate Reform (Topic 848). This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR). This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. We expect to utilize certain of the optional expedients and exceptions available under ASU 2020-04 and ASU 2021-01 and we do not expect the adoption of this guidance to have a material impact on our financial statements.

Accounting Standard Update 2019-12

On December 18, 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740). This guidance is intended to simplify the accounting and disclosure requirements for income taxes by removing various exceptions and requires that the effect of an enacted change in tax laws or rates be included in the annual effective tax rate computation in the interim period of the enactment. This guidance became effective and we adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020 in the United States. The key provisions of the CARES Act, as they remain applicable to AAM, include the following:

•The ability to use net operating losses (NOLs) to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017, and to carry back NOLs to offset prior year income for five years. These are temporary provisions that apply to NOLs incurred in 2018, 2019 or 2020 tax years. We recognized a tax benefit of $14.4 million for the year ended December 31, 2020 related to our ability to carry back prior year losses, as well as projected current year losses, under the CARES Act to years with the previous 35% tax rate. We received an income tax refund of approximately $6.0 million during the first quarter of 2021 as a result of this provision of the CARES Act.
•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount to be paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. At March 31, 2021, we had deferred $15.2 million of social security taxes that will be paid in the fourth quarter of 2021 and the fourth quarter of 2022.
•The ability to claim an Employee Retention Credit (ERC), which is a refundable payroll tax credit, for 50% of qualified wages or benefits, subject to certain limitations, that are paid to an employee when they are not providing services due to COVID-19. The ERC applied to qualified wages paid or incurred during the period March 13, 2020 through December 31, 2020 and was available to eligible employers whose operations were fully or partially suspended due to COVID-19, or whose gross receipts declined by more than 50% when compared to the applicable period in the prior year. At March 31, 2021, we have a refundable ERC amount of $6.7 million included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In the first quarter of 2020, we initiated a new global restructuring program (the 2020 Program). The primary objectives of the 2020 Program are to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business, and to structurally adjust our operations based on the impact of COVID-19. We expect to incur costs under the 2020 Program into 2022.
A summary of our restructuring activity for the first three months of 2021 and 2020 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2019	$4.8	$7.4	$12.2
Charges	2.2	12.5	14.7
Cash utilization	(6.6)	(5.5)	(12.1)
Accrual at March 31, 2020	$0.4	$14.4	$14.8

Accrual at December 31, 2020	$1.7	$9.8	$11.5
Charges	0.5	16.0	16.5
Cash utilization	(2.2)	(19.4)	(21.6)
Accrual at March 31, 2021	$—	$6.4	$6.4

As part of our restructuring actions, we incurred total severance charges of approximately $0.5 million and $2.2 million during the three months ended March 31, 2021 and 2020, respectively. We also incurred total implementation costs of approximately $16.0 million and $12.5 million during the three months ended March 31, 2021 and 2020, respectively. Implementation costs consist primarily of professional fees and plant exit costs.
Substantially all of the restructuring costs incurred during the three months ended March 31, 2021 were under the 2020 Program. Approximately $1.2 million and $0.5 million of our total restructuring costs for the three months ended March 31, 2021 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. Approximately $6.8 million and $5.2 million of our total restructuring costs for the three months ended March 31, 2020 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. We expect to incur approximately $50 million to $65 million of total restructuring charges in 2021, including costs incurred under the 2020 Program.
During the three months ended March 31, 2021 and 2020, we incurred the following integration charges primarily related to the integration of MPG:

Integration Expenses
(in millions)
Charges for the three months ended March 31, 2021	$1.0
Charges for the three months ended March 31, 2020	2.9
These integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations, and totaled $17.5 million for the three months ended March 31, 2021 and $17.6 million for the three months ended March 31, 2020.

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

Inventories consist of the following:

	March 31, 2021	December 31, 2020
	(in millions)

Raw materials and work-in-progress	$296.3	$276.2
Finished goods	65.6	70.4
Gross inventories	361.9	346.6
Inventory valuation reserves	(23.8)	(23.4)
Inventories, net	$338.1	$323.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2021:

Consolidated
(in millions)
Balance at December 31, 2020	$185.7
Foreign currency translation	(1.0)
Balance at March 31, 2021	$184.7

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

As a result of this goodwill impairment test in the first quarter of 2020, we determined that the carrying values of both our Driveline and Metal Forming reporting units were greater than their respective fair values. As such, we recorded a goodwill impairment charge of $510.0 million in the first quarter of 2020, of which $210.8 million was associated with our Driveline reporting unit and $299.2 million was associated with our Metal Forming reporting unit. The Metal Forming impairment charge represented a full impairment of the goodwill associated with that reporting unit. As a result, all remaining goodwill is attributable to our Driveline reporting unit.

These impairment charges were primarily the result of a decline in the projected cash flows of these reporting units under our revised long-range plan completed in the first quarter of 2020. The revision to our long-range plan was driven by lower forecasted sales volumes in the internal and external data sources used to form our projections primarily due to the reduction in global automotive production volumes caused by the impact of COVID-19. The impairment charges were also the result of changes in certain market-related inputs to the analysis to reflect macro-economic changes caused by the impact of COVID-19, including increased discount rates and lower pricing multiples for comparable public companies. At March 31, 2021, accumulated goodwill impairment losses were $1,435.5 million.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$47.9	$(35.3)	$12.6	$47.6	$(33.9)	$13.7
Customer platforms	856.2	(253.7)	602.5	856.2	(237.9)	618.3
Customer relationships	53.0	(13.7)	39.3	53.0	(12.8)	40.2
Technology and other	156.3	(51.3)	105.0	156.7	(48.2)	108.5
Total	$1,113.4	$(354.0)	$759.4	$1,113.5	$(332.8)	$780.7

Amortization expense for our intangible assets was $21.5 million for the three months ended March 31, 2021, and $21.8 million for the three months ended March 31, 2020, respectively. Estimated amortization expense for the years 2021 through 2025 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility due 2024	318.8	323.0
Term Loan B Facility due 2024	988.8	1,088.8
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	400.0
6.25% Notes due 2025	700.0	700.0
Foreign credit facilities and other	109.0	88.8
Total debt	3,416.6	3,500.6
Less: Current portion of long-term debt	13.7	13.7
Long-term debt	3,402.9	3,486.9
Less: Debt issuance costs	42.0	45.6
Long-term debt, net	$3,360.9	$3,441.3

Senior Secured Credit Facilities In 2017, American Axle & Manufacturing Holdings, Inc. (Holdings) and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto. The Credit Agreement, as amended in July 2019 (First Amendment), includes a $340 million term loan A facility (the Term Loan A Facility due 2024), a $1.55 billion term loan B facility (the Term Loan B Facility due 2024) and a $925 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility due 2024 and the Term Loan B Facility due 2024, the Senior Secured Credit Facilities). The Term Loan A Facility due 2024 and the Term Loan B Facility due 2024 have been paid down from the original amounts through both scheduled and voluntary payments. There are no scheduled payments under the Term Loan B due 2024 until maturity.

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

In February 2021, we made a voluntary prepayment of $100.0 million on our Term Loan B Facility due 2024 and $4.3 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

At March 31, 2021, we had $894.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $30.9 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

Subsequent Event In April 2021, we made a voluntary prepayment of $88.8 million on our Term Loan B Facility due 2024. As a result, we expect to expense approximately $0.9 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Redemption of 6.625% Notes due 2022 In the first quarter of 2020, we voluntarily redeemed a portion of our 6.625% Notes due 2022. This resulted in a principal payment of $100.0 million and $2.0 million in accrued interest. We also expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for an early redemption premium.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2021, $109.0 million was outstanding under our foreign credit facilities, as compared to $88.8 million at December 31, 2020. At March 31, 2021, an additional $58.6 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 5.8% at both March 31, 2021 and December 31, 2020.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of March 31, 2021 and December 31, 2020, we had currency forward contracts outstanding with a total notional amount of $171.3 million and $178.2 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the fourth quarter of 2023 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2021.

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

Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. As of March 31, 2021 and December 31, 2020, the notional amount of the fixed-to-fixed cross-currency swap was $234.6 million and $244.2 million, respectively, and hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

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

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During		Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income	2021	2020	2021	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$2.3	$1.3	$1,198.0	$3.0
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	10.1	3.7	1.2	1.7
Variable-to-fixed interest rate swap	Interest Expense	(4.2)	(2.0)	(51.1)	(13.8)

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three months ended March 31, 2021 and 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During		Total of Financial
	Location of Gain (Loss)	Three Months Ended		Statement Line
	Recognized in	March 31,		Item
	Net Income	2021	2020	2021
		(in millions)

Currency forward contracts	Cost of Goods Sold	$—	$(8.4)	$1,198.0
Currency forward contracts	Other Income (Expense), net	(0.1)	(0.4)	1.2

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

Financial instruments   The estimated fair value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$227.6	$227.6	$206.7	$206.7	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	3.5	3.5	5.8	5.8	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	4.0	4.0	4.9	4.9	Level 2
Nondesignated - currency forward contracts	0.1	0.1	0.2	0.2	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	1.6	1.6	3.3	3.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	6.3	6.3	8.6	8.6	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.5	0.5	0.1	0.1	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	15.3	15.3	17.8	17.8	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.5	0.5	0.1	0.1	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	11.2	11.2	20.6	20.6	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	25.5	25.5	32.1	32.1	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility due 2024	318.8	316.8	323.0	318.6	Level 2
Term Loan B Facility due 2024	988.8	980.2	1,088.8	1,071.1	Level 2
6.875% Notes due 2028	400.0	416.0	400.0	426.0	Level 2
6.50% Notes due 2027	500.0	516.3	500.0	523.8	Level 2
6.25% Notes due 2026	400.0	408.0	400.0	411.0	Level 2
6.25% Notes due 2025	700.0	721.0	700.0	724.3	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2021	2020
	(in millions)

Service cost	$0.5	$0.5
Interest cost	4.3	5.4
Expected asset return	(9.7)	(9.6)
Amortized loss	2.7	2.1
Net periodic benefit credit	$(2.2)	$(1.6)

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2021	2020
	(in millions)

Service cost	$0.1	$0.1
Interest cost	2.1	2.6
Amortized loss	0.4	0.2
Amortized prior service credit	(0.4)	(0.4)
Net periodic benefit cost	$2.2	$2.5

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, we have a noncurrent pension liability of $134.5 million and $141.2 million, respectively. As of March 31, 2021 and December 31, 2020, we have a noncurrent other postretirement benefits liability of $554.2 million and $556.7 million, respectively.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2021 to be less than $1 million. We expect our cash payments for other postretirement benefit obligations in 2021, net of GM cost sharing, to be approximately $17 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)

Beginning balance	$66.7	$62.0
Accruals	4.3	4.2
Payments	(0.8)	(1.3)
Adjustment to prior period accruals	(0.7)	(0.1)
Foreign currency translation	(0.4)	(0.6)
Ending balance	$69.1	$64.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES

We adjust our effective tax rate each quarter based on our estimated annual effective tax rate. We also record the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates on deferred tax balances, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Income tax expense was $8.8 million for the three months ended March 31, 2021, an effective income tax rate of 18.6%, as compared to income tax expense of $3.3 million for the three months ended March 31, 2020, an effective income tax rate of (0.7)%.

During the three months ended March 31, 2020, we recognized a net tax benefit of approximately $7.5 million related to our ability to carry back losses from prior years under the CARES Act. This income tax benefit was the result of our ability to carry back losses to tax years with the higher 35% corporate income tax rate.

Our effective income tax rate for the three months ended March 31, 2021 varies from our effective income tax rate for the three months ended March 31, 2020 primarily as a result of the impact of the goodwill impairment charge recorded during the first quarter of 2020, which had no corresponding income tax benefit. For the three months ended March 31, 2021 and 2020, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, the impact of tax credits, and the effect of the goodwill impairment charge in the first quarter of 2020.

In accordance with the guidance in ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not" based on the available evidence. Due to the uncertainty associated with the extent and ultimate impact of COVID-19 and the semiconductor shortage on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and it is reasonably possible that changes in valuation allowances could be recognized in the next twelve months as a result.

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

Based on the status of ongoing tax audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities, and will adjust our estimated liability as necessary. As of March 31, 2021 and December 31, 2020, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $22.4 million and $22.2 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2021	2020
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$38.6	$(501.3)
Less: Net income attributable to participating securities	(1.6)	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$37.0	$(501.3)

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	118.3	116.4
Less: Participating securities	(4.8)	(3.7)
Weighted-average common shares outstanding	113.5	112.7

Effect of dilutive securities -
Dilutive stock-based compensation	—	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	113.5	112.7

Basic EPS	$0.33	$(4.45)

Diluted EPS	$0.33	$(4.45)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2021 and March 31, 2020 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2020	$(311.0)		$(101.1)	$(20.1)		$(432.2)

Other comprehensive income (loss) before reclassifications	—		(11.5)	9.2		(2.3)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(2.5)		(2.5)

Amounts reclassified from accumulated other comprehensive loss	2.7	(a)	0.5	(8.2)	(b)	(5.0)

Income taxes reclassified into net income	(0.6)		—	1.2		0.6

Net change in accumulated other comprehensive loss	2.1		(11.0)	(0.3)		(9.2)

Balance at March 31, 2021	$(308.9)		$(112.1)	$(20.4)		$(441.4)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2019	$(259.9)		$(101.2)	$(15.7)		$(376.8)

Other comprehensive income (loss) before reclassifications	—		(48.5)	(34.0)		(82.5)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	1.9		1.9

Amounts reclassified from accumulated other comprehensive loss	2.0	(a)	—	(3.0)	(b)	(1.0)

Income taxes reclassified into net income	(0.4)		—	0.4		—

Net change in accumulated other comprehensive loss	1.6		(48.5)	(34.7)		(81.6)

Balance at March 31, 2020	$(258.3)		$(149.7)	$(50.4)		$(458.4)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended March 31, 2021 and March 31, 2020.

(b)
The amounts reclassified from AOCI included $(2.3) million in cost of goods sold (COGS), $4.2 million in interest expense and $(10.1) million in Other income (expense), net for the three months ended March 31, 2021 and $(1.3) million in COGS, $2.0 million in interest expense and $(3.7) million in Other income (expense), net for the three months ended March 31, 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2021 and 2020. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the first quarter of 2021, we reorganized our segments and moved certain of our Driveline facilities to our Metal Forming segment. The amounts previously reported in the tables below for the three months ended March 31 2020 have been retroactively restated to reflect this change.

	Three Months Ended March 31, 2021
	Driveline	Metal Forming	Total
North America	$773.8	$320.4	$1,094.2
Asia	121.2	12.8	134.0
Europe	110.0	64.2	174.2
South America	20.0	2.7	22.7
Total	$1,025.0	$400.1	$1,425.1

	Three Months Ended March 31, 2020
	Driveline	Metal Forming	Total
North America	$725.1	$327.8	$1,052.9
Asia	103.1	6.1	109.2
Europe	98.9	61.2	160.1
South America	18.7	2.6	21.3
Total	$945.8	$397.7	$1,343.5

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2020	$793.2	$23.4	$91.0
March 31, 2021	852.8	23.2	93.0
Increase/(decrease)	$59.6	$(0.2)	$2.0

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. During the three months ended March 31, 2021, we amortized $5.0 million of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

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

Our insurance policies are expected to cover the repair, replacement or actual cash value of the assets that incurred loss or damage, less our applicable deductible of $1.0 million. In addition, our insurance policies are expected to provide coverage for interruption to our business, including lost or reduced profits and reimbursement for certain expenses and costs that are incurred relating to the fire. In the three months ended March 31, 2021, we recorded $8.3 million of charges primarily related to transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. We also recorded an estimated insurance recovery of $7.1 million and received advances under our insurance policies of $11.4 million in the three months ended March 31, 2021. This resulted in a net pre-tax impact to our Condensed Consolidated Statement of Operations of approximately $1.2 million in Cost of goods sold for the three months ended March 31, 2021. At March 31, 2021, $38.8 million of insurance recovery receivable is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet.

In the fourth quarter of 2020, we determined that we will cease production at the Malvern Manufacturing Facility and relocate production capacity to other AAM manufacturing facilities during 2021. As such, we cannot estimate the total claim eligible costs that we will incur as a result of the Malvern Fire and the associated relocation of production capacity to other AAM manufacturing facilities. At March 31, 2021, we have estimated the amount of expected insurance proceeds recoverable in consideration of the policy provisions, carrying amount of the PP&E that was written-down, and claim eligible expenses incurred from the date of the fire. We expect the claim settlement process to continue through 2021, however, based on the provisions of the policy the process could continue into 2022. We will update our estimates as additional information becomes available, however, the actual impact on our results of operations, financial position or cash flows, or the timing of such impact, could differ from our estimates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. SEGMENT REPORTING

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 Segment Reporting. In the first quarter of 2021, we completed a reorganization of our segments, which included moving certain locations that were previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the three months ended March 31, 2020 have been retrospectively restated to reflect this reorganization.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, loss on the sale of a business, impairment charges, pension settlements and non-recurring items.

The following tables represent information by reportable segment for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31, 2021
	Driveline	Metal Forming	Total
Sales	$1,026.1	$489.3	$1,515.4
Less: intersegment sales	1.1	89.2	90.3
Net external sales	$1,025.0	$400.1	$1,425.1

Segment Adjusted EBITDA	$170.5	$92.4	$262.9

	Three Months Ended March 31, 2020
	Driveline	Metal Forming	Total
Sales	$945.9	$482.1	$1,428.0
Less: intersegment sales	0.1	84.4	84.5
Net external sales	$945.8	$397.7	$1,343.5

Segment Adjusted EBITDA	$134.5	$78.8	$213.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Total segment adjusted EBITDA	$262.9	$213.3
Interest expense	(51.1)	(51.5)
Depreciation and amortization	(142.0)	(129.6)
Restructuring and acquisition-related costs	(17.5)	(17.6)
Loss on sale of business	(2.6)	(1.0)
Debt refinancing and redemption costs	(1.1)	(1.5)
Impairment charges	—	(510.0)
Non-recurring items:
Malvern Fire charges, net of recoveries	(1.2)	—
Income (loss) before income taxes	$47.4	$(497.9)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

COMPANY OVERVIEW

We are a global Tier 1 supplier to the automotive industry. We design, engineer and manufacture driveline and metal forming technologies that are making the next generation of vehicles smarter, lighter, safer and more efficient. We employ approximately 20,000 associates, operating at nearly 80 facilities in 17 countries, to support our customers on global and regional platforms with a focus on quality, operational excellence and technology leadership.

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 37% of our consolidated net sales in the first three months of 2021, 41% in the first three months of 2020, and 39% for the full year 2020.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Chrysler Pacifica and the AWD Jeep Cherokee. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 19% of our consolidated net sales in the first three months of 2021, 16% in the first three months of 2020, and 19% for the full year 2020.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Ford Bronco Sport, Ford Edge, Ford Escape and Lincoln Nautilus, and we sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in the first three months of 2021, and were also 12% for both the first three months of 2020 and the full year of 2020.

No other customer represented 10% or more of consolidated net sales during these periods.

COVID-19 Update

In the first quarter of 2021, our operations continued to return to more normalized levels of production and we did not experience significant reductions in production volumes as a result of the impact of COVID-19. Continuing to sustain increased levels of production will depend on future developments, including the number of COVID-19 cases reported, the potential reimplementation of shelter-in-place orders, and customer production levels, which are outside of our control. We continue to monitor the impact of COVID-19 on our operations, as well as the operations of our customers and suppliers, as a resurgence in cases could have a sudden and significant impact on our operations, financial condition and financial results.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Net Sales  Net sales were $1,425.1 million in the first quarter of 2021, as compared to $1,343.5 million in the first quarter of 2020. The increase in net sales in the first quarter of 2021, as compared to the first quarter of 2020, primarily reflects increased production volumes as net sales in the first quarter of 2020 were adversely impacted by an estimated $169 million associated with the decline in global automotive production as a result of COVID-19. Net sales in the first quarter of 2021, as compared to the first quarter of 2020, also increased by approximately $44 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes on certain vehicle programs that we support as a result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $64 million for the first quarter of 2021.

We are monitoring the semiconductor supply shortage as it may continue to adversely impact automotive production volumes. Due to the uncertainty associated with the semiconductor shortage, the ultimate impact on our net sales and results of operations is unknown.

Cost of Goods Sold Cost of goods sold was $1,198.0 million in the first quarter of 2021, as compared to $1,148.2 million in the first quarter of 2020. The change in cost of goods sold principally reflects the net increase in production volumes on the vehicle programs we support in the first quarter of 2021, as compared to the first quarter of 2020, as well as an increase of approximately $44 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. For the three months ended March 31, 2021, material costs were approximately 59% of total cost of goods sold, as compared to approximately 57% for the three months ended March 31, 2020.

In the first quarter of 2021, one of our Major Customers announced their intention to cease production operations in Brazil in 2021 as part of their restructuring actions. This decision impacts certain of the programs that we support and, as a result, we have accelerated depreciation on certain property, plant and equipment beginning in the first quarter of 2021. The impact on cost of goods sold of this acceleration was approximately $11 million in the first quarter of 2021 and we expect the full year impact to be approximately $32 million.

Gross Profit  Gross profit was $227.1 million in the first quarter of 2021, as compared to $195.3 million in the first quarter of 2020.  Gross margin was 15.9% in the first quarter of 2021, as compared to 14.5% in the first quarter of 2020.  Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $90.0 million or 6.3% of net sales in the first quarter of 2021, as compared to $90.3 million or 6.7% of net sales in the first quarter of 2020.  R&D expense, net of customer engineering, design and development (ED&D) recoveries, was approximately $31.7 million in the first quarter of 2021, as compared to $36.6 million in the first quarter of 2020. The decrease in SG&A expense in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily attributable to lower net R&D expense, partially offset by higher incentive compensation accruals.

Amortization of Intangible Assets Amortization expense related to intangible assets was $21.5 million for the three months ended March 31, 2021 and $21.8 million for the three months ended March 31, 2020.

Impairment Charge In the first quarter of 2020, the reduction in global automotive production volumes caused by the impact of COVID-19 represented an indicator to test our goodwill for impairment. As a result of this goodwill impairment test, we determined that the carrying values of our Driveline and Metal Forming reporting units were greater than their respective fair values. As such, we recorded a total goodwill impairment charge of $510.0 million in the first quarter of 2020. See Note 4 - Goodwill and Other Intangible Assets for further detail.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $17.5 million in the first quarter of 2021 and $17.6 million in the first quarter of 2020. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail. We expect to incur approximately $50 million to $65 million of total restructuring costs in 2021. In addition, we expect to incur approximately $5 million of integration charges in 2021 as we finalize the integration of ERP systems at legacy MPG locations.

Loss on Sale of Business In the first quarter of 2021, we completed the sale of substantially all of our ownership interest in a consolidated joint venture. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.6 million. In the first quarter of 2020, we finalized certain customary post-closing calculations associated with the sale of the U.S.

operations of our Casting business that was completed in the fourth quarter of 2019, resulting in an additional loss of $1.0 million.

Operating Income (Loss)  Operating income was $95.5 million in the first quarter of 2021, as compared to operating loss of $445.4 million in the first quarter of 2020.  Operating margin was 6.7% in the first quarter of 2021, as compared to (33.2)% in the first quarter of 2020.  The changes in operating income (loss) and operating margin were primarily due to factors discussed in Net Sales, Cost of Goods Sold and Impairment Charge above.

Interest Expense and Interest Income  Interest expense was $51.1 million in the first quarter of 2021, as compared to $51.5 million in the first quarter of 2020.  Interest income was $2.9 million in the first quarter of 2021, as compared to $2.8 million in the first quarter of 2020. The weighted-average interest rate of our long-term debt outstanding was 5.9% in the first quarter of 2021 and 5.8% in the first quarter of 2020. We expect our interest expense in 2021 to be approximately $195 million to $205 million.

Debt Refinancing and Redemption Costs In the first quarter of 2021, we made voluntary prepayments of $100 million on our Term Loan B Facility due 2024 and $4.3 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

In the first quarter of 2020, we voluntarily redeemed $100 million of our 6.625% Notes due 2022. As a result, we expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for an early redemption premium.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $1.2 million in the first quarter of 2021, as compared to expense of $2.3 million in the first quarter of 2020.

At March 31, 2021, we have a cost method investment in an e-mobility company that has announced entry into a merger agreement in an effort to become publicly traded. If the merger is completed and the company becomes publicly traded, the form of our investment would change from a cost method investment to an investment in equity securities that would be measured at fair value. While it is uncertain whether the merger will be completed and the company will become publicly traded, and while the future value of these potential equity securities is unknown should the company become publicly traded, the impact of the change in accounting from cost method to fair value may be significant to our financial statements.

Income Tax Expense  Income tax expense was $8.8 million for the three months ended March 31, 2021, as compared to $3.3 million for the three months ended March 31, 2020. Our effective income tax rate was 18.6% in the first quarter of 2021, as compared to (0.7)% in the first quarter of 2020.

During the three months ended March 31, 2020, we recognized a net tax benefit of approximately $7.5 million related to our ability to carry back losses from prior years under the CARES Act. This income tax benefit was the result of our ability to carry back losses to tax years with the higher 35% corporate income tax rate.

Our effective income tax rate for the three months ended March 31, 2021 varies from our effective income tax rate for the three months ended March 31, 2020 primarily as a result of the impact of the goodwill impairment charge recorded during the first quarter of 2020, which had no corresponding income tax benefit. For the three months ended March 31, 2021 and 2020, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, the impact of tax credits, and the effect of the goodwill impairment charge in the first quarter of 2020.

Due to the uncertainty associated with the extent and ultimate impact of COVID-19 and the semiconductor shortage on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and it is reasonably possible that changes in valuation allowances could be recognized in the next twelve months as a result.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was income of $38.6 million in the first quarter of 2021, as compared to a loss of $501.3 million in the first quarter of 2020. Diluted earnings per share was $0.33 in the first quarter of 2021, as compared to diluted loss per share of $4.45 in the first quarter of 2020. Net income (loss) attributable to AAM and EPS for the first quarters of 2021 and 2020 were primarily impacted by the factors discussed above.

SEGMENT REPORTING

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 Segment Reporting. In the first quarter of 2021, we completed a reorganization of our segments, which included moving certain locations that were previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the three months ended March 31, 2020 have been retrospectively restated to reflect this reorganization.

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

The following table represents sales by reportable segment for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Driveline	$1,026.1	$945.9
Metal Forming	489.3	482.1
Eliminations	(90.3)	(84.5)
Net Sales	$1,425.1	$1,343.5

The change in Driveline sales for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily reflects increased production volumes as net sales in the first quarter of 2020 were adversely impacted by an estimated $128 million associated with the decline in global automotive production as a result of COVID-19. The change in Driveline sales also reflects an increase of approximately $24 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes on certain vehicle programs that we support as a result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $62 million for the first quarter of 2021.

The change in net sales in our Metal Forming segment in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily reflects increased production volumes as net sales in the first quarter of 2020 were adversely impacted by an estimated $41 million associated with the decline in global automotive production as a result of COVID-19. The change in Metal Forming sales also reflects an increase of approximately $20 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, loss on the sale of a business, impairment charges, pension settlements, and non-recurring items.

The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Driveline	$170.5	$134.5
Metal Forming	92.4	78.8
Total segment adjusted EBITDA	$262.9	$213.3

For the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, the increase in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to a net increase in production volumes on the vehicle programs that we support, as well as improved operating performance and our continued emphasis on cost management.

The increase in Metal Forming Segment Adjusted EBITDA for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily attributable to improved operating performance and the impact of our continued emphasis on cost management.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, loss on the sale of a business, impairment charges, pension settlements, and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$38.6	$(501.2)
Interest expense	51.1	51.5
Income tax expense	8.8	3.3
Depreciation and amortization	142.0	129.6
EBITDA	$240.5	$(316.8)
Restructuring and acquisition-related costs	17.5	17.6
Debt refinancing and redemption costs	1.1	1.5
Impairment charges	—	510.0
Loss on sale of business	2.6	1.0
Non-recurring items:
Malvern Fire charges, net of recoveries	1.2	—
Total segment adjusted EBITDA	$262.9	$213.3

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

At March 31, 2021, we had over $1.5 billion of liquidity consisting of approximately $601 million of cash and cash equivalents, approximately $894 million of available borrowings under our Revolving Credit Facility and approximately $59 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2024.

Operating Activities  In the first three months of 2021, net cash provided by operating activities was $179.1 million as compared to $139.4 million in the first three months of 2020. The following factors impacted cash from operating activities in the first three months of 2021, as compared to the first three months of 2020:

Accounts receivable For the three months ended March 31, 2021, we experienced a decrease in cash flow from operating activities of approximately $78 million related to the change in our accounts receivable balance from December 31, 2020 to March 31, 2021, as compared to the change in our accounts receivable balance from December 31, 2019 to March 31, 2020. This change was primarily attributable to increased sales in March 2021 as sales in March 2020 were negatively impacted due to the onset of COVID-19.

Inventories For the three months ended March 31, 2021, we experienced an increase in cash flow from operating activities of approximately $8 million related to the change in our inventories balance from December 31, 2020 to March 31, 2021, as compared to the change in our inventories balance from December 31, 2019 to March 31, 2020. This change was primarily attributable to increased finished goods inventory at March 31, 2020 as a result of a sharp reduction in sales at the end of the first quarter of 2020 due to the onset of COVID-19.

Accounts payable and accrued expenses For the three months ended March 31, 2021, we experienced an increase in cash flow from operating activities of approximately $63 million related to the change in our accounts payable and accrued expenses balance from December 31, 2020 to March 31, 2021, as compared to the change from December 31, 2019 to March 31, 2020. This change was primarily attributable to increased sales and purchasing activity in March 2021 as this activity was reduced in March 2020 due to the onset of COVID-19 and as a result of the timing of payments to suppliers.

Income taxes Income taxes paid, net was $0.2 million in the first three months of 2021, as compared to $4.2 million in the first three months of 2020. During the first quarter of 2021, we received an income tax refund of approximately $6 million related to the utilization of net operating losses under the provisions of the CARES Act.

Interest paid Interest paid was $43.3 million in the first three months of 2021, as compared to $34.1 million in the first three months of 2020. The increase in interest paid is primarily the result of the timing of semi-annual interest payments on our 6.875% Notes due 2028 that were issued in June 2020.

Malvern Fire In the first three months of 2021, we received $11.4 million of cash as an advance under our insurance policies associated with expenses incurred as a result of the Malvern Fire. At March 31, 2021, we have an insurance recovery receivable of $38.8 million, which is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet.

Restructuring and acquisition-related costs For the full year 2021, we expect restructuring and acquisition-related payments in cash flows from operating activities to be between $50 million and $65 million, and we expect the timing of cash payments to approximate the timing of charges incurred.

Pension and other postretirement benefits Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2021 to be less than $1 million. We expect our cash payments for other postretirement benefit obligations in 2021, net of GM cost sharing, to be approximately $17 million.

Investing Activities  In the first three months of 2021, net cash used in investing activities was $40.4 million as compared to $69.2 million for the three months ended March 31, 2020. Capital expenditures were $39.6 million in the first three months of 2020 as compared to $69.7 million in the first three months of 2020. We expect our capital spending in 2021 to be approximately 4.5% of sales.

Financing Activities  In the first three months of 2021, net cash used in financing activities was $90.6 million, as compared to net cash provided by financing activities of $87.7 million in the first three months of 2020. The following factors impacted cash from financing activities in the first three months of 2021, as compared to the first three months of 2020:

Senior Secured Credit Facilities Our Senior Secured Credit Facilities, which are comprised of our Revolving Credit Facility, our Term Loan A Facility due 2024, and our Term Loan B Facility due 2024, provide back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to Current portion of long-term debt on our Condensed Consolidated Balance Sheet.

In February 2021, we made a voluntary prepayment of $100 million on our Term Loan B Facility due 2024 and $4.3 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

At March 31, 2021, we had $894.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $30.9 million for standby letters of credit issued against the facility. The borrowings under the Revolving Credit Facility are used for general corporate purposes. See Note 5 - Long-Term Debt for additional information regarding our Senior Secured Credit Facilities.

Subsequent Event In April 2021, we made a voluntary prepayment of $88.8 million on our Term Loan B Facility due 2024. As a result, we expect to expense approximately $0.9 million for a portion of the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Redemption of 6.625% Notes due 2022 In the first quarter of 2020, we voluntarily redeemed a portion of our 6.625% Notes due 2022. This resulted in a principal payment of $100.0 million and $2.0 million in accrued interest. We expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for the payment of an early redemption premium.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2021, $109.0 million was outstanding under our foreign credit facilities, as compared to $88.8 million at December 31, 2020. At March 31, 2021, an additional $58.6 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $4.0 million in the first three months of 2021 to $216.0 million as compared to $212.0 million at year-end 2020, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

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

Statement of Operations Information	(in millions)
	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net sales	$1,099.3	$3,649.8
Gross profit	114.6	301.2
Loss from operations	(0.3)	(458.3)
Net loss	(30.9)	(521.3)

Balance Sheet Information	(in millions)
	March 31, 2021	December 31, 2020
Current assets	$1,063.0	$1,155.1
Noncurrent assets	2,682.6	2,765.2

Current liabilities	1,047.6	1,075.9
Noncurrent liabilities	4,110.2	4,233.6

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At March 31, 2021 and December 31, 2020, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $725 million and $660 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $700 million and $750 million, respectively.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the first quarter of 2021.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  At March 31, 2021 and December 31, 2020, we had currency forward contracts with a notional amount of $171.3 million and 178.2 million outstanding, respectively.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $15.6 million at March 31, 2021 and was approximately $16.2 million at December 31, 2020.

In 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. In the first quarter of 2020, we discontinued this cross-currency swap, which was in an asset position of $9.8 million on the date that it was discontinued. Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At March 31, 2021 and December 31, 2020, the notional amount of the fixed-to-fixed cross-currency swap was $234.6 million and $244.2 million, respectively. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $23.5 million at March 31, 2021 and was approximately $24.4 million at December 31, 2020.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. At March 31, 2021, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $900.0 million through May 2021, $750.0 million through May 2022, $600.0 million through May 2023 and $500.0 million through May 2024.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at March 31, 2021) on our long-term debt outstanding, would be approximately $5.1 million at March 31, 2021 and was approximately $6.0 million at December 31, 2020, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

On January 1, 2019, we began the implementation of our global enterprise resource planning (ERP) systems at certain of the locations that were acquired as part of the MPG acquisition. As part of these implementations, we have modified the design and documentation of our internal control processes and procedures, where appropriate. We will continue to implement these ERP systems at certain locations throughout 2021.

As a result of temporarily closing certain of our global facilities due to the impact of COVID-19, a significant number of our associates have continued to work remotely during the first quarter of 2021. This has not had a material effect on our internal control over financial reporting as we have maintained our existing controls and procedures over financial reporting during this period.

Except as described above with regard to implementation of ERP systems at certain legacy MPG locations, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2021	7,427	$8.98	—	$—
February 1 - February 28, 2021	—	—	—	—
March 1 - March 31, 2021	370,840	10.48	—	—
Total	378,267	$10.45	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*10.1	Form of Performance Share Award (Free Cash Flow) for Executive Officers

*10.2	Form of Performance Unit Award (Free Cash Flow) for Executive Officers

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
May 7, 2021