Form 10-Q
period 2021-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2021-07-30
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 27, 2021, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 114,047,028 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2021

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
•risks of environmental issues, including impacts of climate-related events, that could result in unforeseen issues or costs at our facilities, or risks of noncompliance with environmental laws and regulations, including reputational damage;
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions, except per share data)

Net sales	$1,283.3	$515.3	$2,708.4	$1,858.8

Cost of goods sold	1,093.3	614.2	2,291.3	1,762.4

Gross profit (loss)	190.0	(98.9)	417.1	96.4

Selling, general and administrative expenses	86.2	73.8	176.2	164.1

Amortization of intangible assets	21.4	21.6	42.9	43.4

Impairment charges (Note 4)	—	—	—	510.0

Restructuring and acquisition-related costs	15.9	11.3	33.4	28.9

Loss on sale of business	0.1	—	2.7	1.0

Operating income (loss)	66.4	(205.6)	161.9	(651.0)

Interest expense	(49.9)	(54.6)	(101.0)	(106.1)

Interest income	2.6	3.0	5.5	5.8

Other income (expense)
Debt refinancing and redemption costs	(1.3)	—	(2.4)	(1.5)
Other income (expense), net	0.6	0.1	1.8	(2.2)

Income (loss) before income taxes	18.4	(257.1)	65.8	(755.0)

Income tax expense (benefit)	2.4	(43.9)	11.2	(40.6)

Net income (loss)	$16.0	$(213.2)	$54.6	$(714.4)

Net income attributable to noncontrolling interests	—	—	—	(0.1)

Net income (loss) attributable to AAM	$16.0	$(213.2)	$54.6	$(714.5)

Basic earnings (loss) per share	$0.13	$(1.88)	$0.46	$(6.33)

Diluted earnings (loss) per share	$0.13	$(1.88)	$0.46	$(6.33)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$16.0	$(213.2)	$54.6	$(714.4)

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	2.2	1.7	4.3	3.3
Foreign currency translation adjustments	12.2	4.8	1.2	(44.0)
Changes in cash flow hedges, net of tax (b)	5.1	8.7	4.8	(26.0)
Other comprehensive income (loss)	19.5	15.2	10.3	(66.7)

Comprehensive income (loss)	$35.5	$(198.0)	$64.9	$(781.1)

Net income attributable to noncontrolling interests	—	—	—	(0.1)
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	0.3

Comprehensive income (loss) attributable to AAM	$35.5	$(198.0)	$64.9	$(780.9)

(a)
Amounts are net of tax of $(0.5) million and $(1.1) million for the three and six months ended June 30, 2021, and $(0.4) million and $(0.8) million for the three and six months ended June 30, 2020, respectively.

(b)
Amounts are net of tax of $(0.7) million and $(2.0) million for the three and six months ended June 30, 2021, and $(0.5) million and $1.8 million for the three and six months ended June 30, 2020, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$587.7	$557.0
Accounts receivable, net	798.1	793.2
Inventories, net	395.0	323.2
Prepaid expenses and other	169.7	203.6
Total current assets	1,950.5	1,877.0

Property, plant and equipment, net	2,067.0	2,163.8
Deferred income taxes	115.1	107.8
Goodwill	185.1	185.7
Other intangible assets, net	738.4	780.7
GM postretirement cost sharing asset	235.9	237.0
Operating lease right-of-use assets	123.2	116.6
Other assets and deferred charges	429.7	447.7
Total assets	$5,844.9	$5,916.3

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$116.5	$13.7
Accounts payable	647.4	578.9
Accrued compensation and benefits	173.2	170.9
Deferred revenue	24.5	23.4
Current portion of operating lease liabilities	23.8	22.6
Accrued expenses and other	166.7	169.8
Total current liabilities	1,152.1	979.3

Long-term debt, net	3,118.5	3,441.3
Deferred revenue	89.9	91.0
Deferred income taxes	14.0	13.2
Long-term portion of operating lease liabilities	100.2	94.4
Postretirement benefits and other long-term liabilities	928.9	923.9
Total liabilities	5,403.6	5,543.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
122.5 million shares issued as of June 30, 2021 and 121.3 million shares issued as of December 31, 2020	1.3	1.2
Paid-in capital	1,343.3	1,333.3
Accumulated deficit	(265.2)	(319.8)
Treasury stock at cost, 8.4 million shares as of June 30, 2021 and 8.0 million shares as of December 31, 2020	(216.2)	(212.0)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(306.7)	(311.0)
Foreign currency translation adjustments	(99.9)	(101.1)
Unrecognized loss on cash flow hedges, net of tax	(15.3)	(20.1)
Total AAM stockholders' equity	441.3	370.5
Noncontrolling interests in subsidiaries	—	2.7
Total stockholders' equity	441.3	373.2
Total liabilities and stockholders' equity	$5,844.9	$5,916.3
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(in millions)
Operating activities
Net income (loss)	$54.6	$(714.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	285.6	268.7
Impairment charges	—	510.0
Deferred income taxes	(6.8)	(11.2)
Stock-based compensation	10.0	9.3
Pensions and other postretirement benefits, net of contributions	(5.6)	(2.5)
Loss on sale of business	2.7	1.0
Loss (gain) on disposal of property, plant and equipment, net	1.7	11.9
Debt refinancing and redemption costs	2.4	1.5
Changes in operating assets and liabilities
Accounts receivable	(8.1)	256.6
Inventories	(67.5)	10.3
Accounts payable and accrued expenses	82.8	(298.0)
Deferred revenue	2.3	(1.5)
Other assets and liabilities	(7.9)	(44.8)
Net cash provided by (used in) operating activities	346.2	(3.1)

Investing activities
Purchases of property, plant and equipment	(82.4)	(105.6)
Proceeds from sale of property, plant and equipment	1.6	1.4
Purchase buyouts of leased equipment	—	(0.2)
Proceeds (payments) for sale of business, net of cash divested	(0.7)	(4.4)
Acquisition of business (Note 14)	(4.9)	—
Proceeds from insurance claim (Note 15)	12.1	—
Net cash used in investing activities	(74.3)	(108.8)

Financing activities
Proceeds from Revolving Credit Facility	—	350.0
Payments of Revolving Credit Facility	—	(150.0)
Proceeds from issuance of long-term debt	22.8	408.8
Payments of long-term debt	(256.6)	(115.6)
Debt issuance costs	—	(10.6)
Purchase of treasury stock	(4.2)	(2.7)
Other financing activities	(2.2)	0.3
Net cash provided by (used in) financing activities	(240.2)	480.2

Effect of exchange rate changes on cash	(1.0)	(7.0)

Net increase in cash and cash equivalents	30.7	361.3

Cash and cash equivalents at beginning of period	557.0	532.0

Cash and cash equivalents at end of period	$587.7	$893.3

Supplemental cash flow information
Interest paid	$95.1	$102.0
Income taxes paid, net	$8.0	$17.6
Non-cash investing activities: Deferred consideration for acquisition of business	$10.0	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2020	112.6	$1.2	$1,313.9	$248.6	$(209.3)	$(376.8)	$2.8
Net income (loss)	—	—	—	(501.3)	—	—	0.1
Vesting of restricted stock units and performance shares	0.8	—	—	—	—	—	—
Stock-based compensation	—	—	4.6	—	—	—	—
Modified-retrospective application of ASU 2016-13	—	—	—	(7.1)	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.4)	—	—
Changes in cash flow hedges	—	—	—	—	—	(34.7)	—
Foreign currency translation adjustments	—	—	—	—	—	(48.5)	(0.3)
Defined benefit plans, net	—	—	—	—	—	1.6	—
Balance at March 31, 2020	113.0	$1.2	$1,318.5	$(259.8)	$(211.7)	$(458.4)	$2.6
Net loss	—	—	—	(213.2)	—	—	—
Vesting of restricted stock units and performance shares	0.3	—	—	—	—	—	—
Stock-based compensation	—	—	4.7	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.3)	—	—
Changes in cash flow hedges	—	—	—	—	—	8.7	—
Foreign currency translation adjustments	—	—	—	—	—	4.8	—
Defined benefit plans, net	—	—	—	—	—	1.7	—
Balance at June 30, 2020	113.3	$1.2	$1,323.2	$(473.0)	$(212.0)	$(443.2)	$2.6

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2021	113.3	$1.2	$1,333.3	$(319.8)	$(212.0)	$(432.2)	$2.7
Net income	—	—	—	38.6	—	—	—
Vesting of restricted stock units and performance shares	1.0	0.1	—	—	—	—	—
Stock-based compensation	—	—	5.3	—	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(4.0)	—	—
Changes in cash flow hedges	—	—	—	—	—	(0.3)	—
Foreign currency translation adjustments	—	—	—	—	—	(11.0)	—
Defined benefit plans, net	—	—	—	—	—	2.1	—
Sale of business (Note 14)	—	—	—	—	—	—	(2.7)
Balance at March 31, 2021	113.9	$1.3	$1,338.6	$(281.2)	$(216.0)	$(441.4)	$—
Net income	—	—	—	16.0	—	—	—
Vesting of restricted stock units and performance shares	0.2	—	—	—	—	—	—
Stock-based compensation	—	—	4.7	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.2)	—	—
Changes in cash flow hedges	—	—	—	—	—	5.1	—
Foreign currency translation adjustments	—	—	—	—	—	12.2	—
Defined benefit plans, net	—	—	—	—	—	2.2	—
Balance at June 30, 2021	114.1	$1.3	$1,343.3	$(265.2)	$(216.2)	$(421.9)	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Commencement of Lease of European Headquarters and Engineering Center (EHEC)

In the first six months of 2021, the lease of our new EHEC in Langen, Germany commenced. This lease has a term of 20 years and is classified as a finance lease. We recognized a right-of-use (ROU) asset and finance lease liability of approximately $49 million upon commencement of this lease. The ROU asset is presented in Property, plant and equipment, net and the finance lease liability is presented in Accrued expenses and other (current portion), and Postretirement benefits and other long-term liabilities (long-term portion) in our Condensed Consolidated Balance Sheet at June 30, 2021.

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

Accounting Standard Update 2019-12

On December 18, 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740). This guidance is intended to simplify the accounting and disclosure requirements for income taxes by removing various exceptions and requires that the effect of an enacted change in tax laws or rates on current tax expense be included in the annual effective tax rate computation in the interim period of the enactment. This guidance became effective and we adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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
•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount to be paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. At June 30, 2021, we had deferred $15.2 million of social security taxes, 50% of which will be paid in the fourth quarter of 2021 and the remainder to be paid in the fourth quarter of 2022.
•The ability to claim an Employee Retention Credit (ERC), which is a refundable payroll tax credit, for 50% of qualified wages or benefits, subject to certain limitations, that are paid to an employee when they are not providing services due to COVID-19. The ERC applied to qualified wages paid or incurred during the period March 13, 2020 through December 31, 2020 and was available to eligible employers whose operations were fully or partially suspended due to COVID-19, or whose gross receipts declined by more than 50% when compared to the applicable period in the prior year. At June 30, 2021, we have a refundable ERC amount of $6.7 million included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet.

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
A summary of our restructuring activity for the first six months of 2021 and 2020 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2019	$4.8	$7.4	$12.2
Charges	16.3	7.7	24.0
Cash utilization	(16.0)	(8.9)	(24.9)
Accrual at June 30, 2020	$5.1	$6.2	$11.3

Accrual at December 31, 2020	$1.7	$9.8	$11.5
Charges	2.0	28.8	30.8
Cash utilization	(3.7)	(32.9)	(36.6)
Accrual at June 30, 2021	$—	$5.7	$5.7

As part of our restructuring actions, we incurred total severance charges of approximately $2.0 million and $16.3 million during the six months ended June 30, 2021 and 2020, respectively. We also incurred total implementation costs of approximately $28.8 million and $7.7 million during the six months ended June 30, 2021 and 2020, respectively. Implementation costs consist primarily of professional fees and plant exit costs.
Substantially all of the restructuring costs incurred during the six months ended June 30, 2021 were under the 2020 Program. Approximately $2.3 million and $1.4 million of our total restructuring costs for the six months ended June 30, 2021 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. Approximately $9.9 million and $10.4 million of our total restructuring costs for the six months ended June 30, 2020 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. We expect to incur approximately $50 million to $65 million of total restructuring charges in 2021, substantially all of which are expected to be under the 2020 Program.
During the three months ended June 30, 2021 we completed our acquisition of a manufacturing facility in Emporium, Pennsylvania, and we continue to incur integration costs related to our acquisition of MPG. The following table represents a summary of charges incurred in the six months ended June 30, 2021 and 2020 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the six months ended June 30, 2021	$0.2	$2.4	$2.6
Charges for the six months ended June 30, 2020	—	4.9	4.9
Acquisition-related costs primarily consist of valuation fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations, and totaled $15.9 million and $33.4 million for the three and six months ended June 30, 2021, respectively, and $11.3 million and $28.9 million for the three and six months ended June 30, 2020, respectively.

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

Inventories consist of the following:

	June 30, 2021	December 31, 2020
	(in millions)

Raw materials and work-in-progress	$334.3	$276.2
Finished goods	83.8	70.4
Gross inventories	418.1	346.6
Inventory valuation reserves	(23.1)	(23.4)
Inventories, net	$395.0	$323.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the six months ended June 30, 2021:

Consolidated
(in millions)
Balance at December 31, 2020	$185.7
Foreign currency translation	(0.6)
Balance at June 30, 2021	$185.1

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

These impairment charges were primarily the result of a decline in the projected cash flows of these reporting units under our revised long-range plan completed in the first quarter of 2020. The revision to our long-range plan was driven by lower forecasted sales volumes in the internal and external data sources used to form our projections primarily due to the reduction in global automotive production volumes caused by the impact of COVID-19. The impairment charges were also the result of changes in certain market-related inputs to the analysis to reflect macro-economic changes caused by the impact of COVID-19, including increased discount rates and lower pricing multiples for comparable public companies. At June 30, 2021, accumulated goodwill impairment losses were $1,435.5 million.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	June 30,			December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$48.2	$(36.8)	$11.4	$47.6	$(33.9)	$13.7
Customer platforms	856.2	(269.6)	586.6	856.2	(237.9)	618.3
Customer relationships	53.0	(14.5)	38.5	53.0	(12.8)	40.2
Technology and other	156.5	(54.6)	101.9	156.7	(48.2)	108.5
Total	$1,113.9	$(375.5)	$738.4	$1,113.5	$(332.8)	$780.7

Amortization expense for our intangible assets was $21.4 million and $42.9 million for the three and six months ended June 30, 2021, respectively, and $21.6 million and $43.4 million for the three and six months ended June 30, 2020, respectively. Estimated amortization expense for the years 2021 through 2025 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility due 2024	314.5	323.0
Term Loan B Facility due 2024	850.0	1,088.8
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	400.0
6.25% Notes due 2025	700.0	700.0
Foreign credit facilities and other	108.7	88.8
Total debt	3,273.2	3,500.6
Less: Current portion of long-term debt	116.5	13.7
Long-term debt	3,156.7	3,486.9
Less: Debt issuance costs	38.2	45.6
Long-term debt, net	$3,118.5	$3,441.3

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

In June 2021, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into an agreement (the Agreement) amending the Second Amendment to the Credit Agreement. For the Amendment Period, the Agreement modified a covenant in the Second Amendment restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to make certain voluntary payments and distributions of, or in respect of, certain senior unsecured notes of AAM during the Amendment Period, which modification permits voluntary payments and redemptions of the 6.25% senior notes due 2025 issued by AAM.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the first quarter of 2021, we made a voluntary prepayment of $100.0 million on our Term Loan B Facility due 2024 and $4.3 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In the second quarter of 2021, we made voluntary prepayments totaling $138.8 million on our Term Loan B Facility due 2024 and $4.2 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.
At June 30, 2021, we had $895.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

Subsequent Event In the second quarter of 2021, we issued an irrevocable notice to the holders of our 6.25% Notes due 2025 to voluntarily redeem a portion of our 6.25% Notes due 2025 in the third quarter of 2021. As a result, we made a principal payment of $100 million and $1.8 million in accrued interest in July 2021. Subsequent to June 30, 2021, we expensed approximately $1.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.1 million for the payment of an early redemption premium.

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

Redemption of 6.625% Notes due 2022 In the first quarter of 2020, we voluntarily redeemed a portion of our 6.625% Notes due 2022. This resulted in a principal payment of $100.0 million and $2.0 million in accrued interest. We also expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for an early redemption premium. We voluntarily redeemed the remaining $350 million that was outstanding under our 6.625% Notes due 2022 in the third quarter of 2020.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At June 30, 2021, $108.7 million was outstanding under our foreign credit facilities, as compared to $88.8 million at December 31, 2020. At June 30, 2021, an additional $60.7 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 5.9% at June 30, 2021 and 5.8% at December 31, 2020.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of June 30, 2021 and December 31, 2020, we had currency forward contracts outstanding with a total notional amount of $172.1 million and $178.2 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the first quarter of 2024 and the purchase of certain direct and indirect inventory and other working capital items into the first quarter of 2022.

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

Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to-fixed cross-currency swap is €200.0 million, which was equivalent to $237.1 million and $244.2 million at June 30, 2021 and December 31, 2020, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

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

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Six Months Ended		Statement	to be Reclassified
	Reclassified into	June 30,		June 30,		Line Item	During the
	Net Income	2021	2020	2021	2020	2021	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$1.8	$(2.3)	$4.1	$(1.0)	$2,291.3	$4.1
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	(2.1)	(3.7)	8.0	—	1.8	1.7
Variable-to-fixed interest rate swap	Interest Expense	(3.7)	(4.0)	(7.9)	(6.0)	(101.0)	(13.9)

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and six months ended June 30, 2021 and 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During				Total of Financial
	Location of Gain (Loss)	Three Months Ended		Six Months Ended		Statement Line
	Recognized in	June 30,		June 30,		Item
	Net Income	2021	2020	2021	2020	2021
		(in millions)

Currency forward contracts	Cost of Goods Sold	$—	$0.8	$—	$(7.6)	$2,291.3
Currency forward contracts	Other Income (Expense), net	0.5	(0.1)	0.4	(0.5)	1.8

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	June 30, 2021	December 31, 2020
	Fair Value	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$237.8	$206.7	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	4.1	5.8	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.7	4.9	Level 2
Nondesignated - currency forward contracts	0.2	0.2	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	1.9	3.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	6.3	8.6	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	—	0.1	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	10.0	17.8	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.1	0.1	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	13.1	20.6	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	26.4	32.1	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

  Subsequent Event At June 30, 2021, we have a $3.0 million cost method investment in REE Automotive, an e-mobility company that had previously announced entry into a merger agreement with a Special Purpose Acquisition Company in an effort to become publicly traded. In July 2021, REE completed its merger and, as a result, the form of our investment in REE changed from a cost method investment to an investment in the equity securities of the publicly traded entity. These equity securities will be measured at fair value each reporting period with changes in fair value reported through an unrealized holding gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. We are subject to a customary restriction on transferring any of our shares of the publicly traded entity for 180 days following the closing of the merger. As of July 29, 2021, our investment in REE shares was valued at approximately $41 million based on a closing price on that date of $8.35 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility due 2024	314.5	315.7	323.0	318.6	Level 2
Term Loan B Facility due 2024	850.0	845.8	1,088.8	1,071.1	Level 2
6.875% Notes due 2028	400.0	436.0	400.0	426.0	Level 2
6.50% Notes due 2027	500.0	527.5	500.0	523.8	Level 2
6.25% Notes due 2026	400.0	411.0	400.0	411.0	Level 2
6.25% Notes due 2025	700.0	721.9	700.0	724.3	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)

Service cost	$0.5	$0.5	$1.0	$1.0
Interest cost	4.3	5.4	8.6	10.8
Expected asset return	(9.7)	(9.7)	(19.4)	(19.3)
Amortized loss	2.7	2.2	5.4	4.3
Net periodic benefit credit	$(2.2)	$(1.6)	$(4.4)	$(3.2)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.1	2.5	4.2	5.1
Amortized loss	0.4	0.3	0.8	0.5
Amortized prior service credit	(0.4)	(0.4)	(0.8)	(0.8)
Net periodic benefit cost	$2.2	$2.5	$4.4	$5.0

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, we have a noncurrent pension liability of $130.4 million and $141.2 million, respectively. As of June 30, 2021 and December 31, 2020, we have a noncurrent other postretirement benefits liability of $552.8 million and $556.7 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)

Beginning balance	$69.1	$64.2	$66.7	$62.0
Accruals	4.1	0.6	8.4	4.8
Payments	(1.8)	(0.7)	(2.6)	(2.0)
Adjustment to prior period accruals	(7.3)	(0.4)	(8.0)	(0.5)
Foreign currency translation	0.2	0.2	(0.2)	(0.4)
Ending balance	$64.3	$63.9	$64.3	$63.9

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

Income tax expense was $2.4 million for the three months ended June 30, 2021, an effective income tax rate of 13.0%, as compared to income tax benefit of $43.9 million for the three months ended June 30, 2020, an effective income tax rate of 17.1%. Income tax expense was $11.2 million for the six months ended June 30, 2021, an effective income tax rate of 17.0%, as compared to income tax benefit of $40.6 million for the six months ended June 30, 2020, an effective income tax rate of 5.4%.

During the three months ended June 30, 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a tax benefit of approximately $6.8 million and we recognized a tax benefit of approximately $7.0 million related to our ability to carry back projected current year losses under the CARES Act. In addition, during the three months ended June 30, 2020, we recognized a tax expense of approximately $36 million to establish a partial valuation allowance in the U.S. This partial valuation allowance was released in the third quarter of 2020 as a result of final regulations issued on July 28, 2020 by the Internal Revenue Service and the U.S. Department of Treasury.

During the six months ended June 30, 2020, in addition to the items noted above for the three months ended June 30, 2020, we recognized a net tax benefit of approximately $7.5 million related to our ability to carry back losses from prior years under the CARES Act. This income tax benefit was the result of our ability to carry back losses to tax years with the higher 35% corporate income tax rate.

Our effective income tax rate for the three and six months ended June 30, 2021 varies from our effective income tax rate for the three and six months ended June 30, 2020 primarily as a result of the items discussed above. In addition, our effective income tax rate for the six months ended June 30, 2021 varies from our effective income tax rate for the six months ended June 30, 2020 as a result of the impact of the goodwill impairment charge recorded during the first quarter of 2020, which had no corresponding income tax benefit. For the three and six months ended June 30, 2021 and 2020, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, the impact of tax credits, and the effect of the goodwill impairment charge in the first six months of 2020.

In accordance with the guidance in ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not" based on the available evidence. Due to the uncertainty associated with the extent and ultimate impact of COVID-19 and the semiconductor shortage on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods.

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for the years 2015 through 2018. Based on the status of ongoing tax audits, and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Negative or unexpected outcomes of these examinations and audits and any related litigation could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities, and will adjust our estimated liability as necessary. As of June 30, 2021 and December 31, 2020, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $22.5 million and $22.2 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$16.0	$(213.2)	$54.6	$(714.5)
Less: Net income attributable to participating securities	(0.6)	—	(2.2)	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$15.4	$(213.2)	$52.4	$(714.5)

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	118.7	118.4	118.5	117.4
Less: Participating securities	(4.7)	(5.3)	(4.7)	(4.5)
Weighted-average common shares outstanding	114.0	113.1	113.8	112.9

Effect of dilutive securities -
Dilutive stock-based compensation	0.4	—	0.2	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	114.4	113.1	114.0	112.9

Basic EPS	$0.13	$(1.88)	$0.46	$(6.33)

Diluted EPS	$0.13	$(1.88)	$0.46	$(6.33)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended June 30, 2021 and June 30, 2020 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at March 31, 2021	$(308.9)		$(112.1)	$(20.4)		$(441.4)

Other comprehensive income (loss) before reclassifications	—		12.2	1.8		14.0

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	0.4		0.4

Amounts reclassified from accumulated other comprehensive loss	2.7	(a)	—	4.0	(b)	6.7

Income taxes reclassified into net income	(0.5)		—	(1.1)		(1.6)

Net change in accumulated other comprehensive loss	2.2		12.2	5.1		19.5

Balance at June 30, 2021	$(306.7)		$(99.9)	$(15.3)		$(421.9)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at March 31, 2020	$(258.3)		$(149.7)	$(50.4)		$(458.4)

Other comprehensive income (loss) before reclassifications	—		4.8	(0.8)		4.0

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	1.2		1.2

Amounts reclassified from accumulated other comprehensive loss	2.1	(a)	—	10.0	(b)	12.1

Income taxes reclassified into net income	(0.4)		—	(1.7)		(2.1)

Net change in accumulated other comprehensive loss	1.7		4.8	8.7		15.2

Balance at June 30, 2020	$(256.6)		$(144.9)	$(41.7)		$(443.2)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended June 30, 2021 and June 30, 2020.

(b)
The amounts reclassified from AOCI included $(1.8) million in cost of goods sold (COGS), $3.7 million in interest expense and $2.1 million in Other income (expense), net for the three months ended June 30, 2021 and $2.3 million in COGS, $4.0 million in interest expense and $3.7 million in Other income (expense), net for the three months ended June 30, 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the six months ended June 30, 2021 and June 30, 2020 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2020	$(311.0)		$(101.1)	$(20.1)		$(432.2)

Other comprehensive income (loss) before reclassifications	—		0.7	11.0		11.7

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(2.1)		(2.1)

Amounts reclassified from accumulated other comprehensive loss	5.4	(a)	0.5	(4.2)	(b)	1.7

Income taxes reclassified into net income	(1.1)		—	0.1		(1.0)

Net change in accumulated other comprehensive loss	4.3		1.2	4.8		10.3

Balance at June 30, 2021	$(306.7)		$(99.9)	$(15.3)		$(421.9)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2019	$(259.9)		$(101.2)	$(15.7)		$(376.8)

Other comprehensive income (loss) before reclassifications	—		(43.7)	(34.8)		(78.5)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	3.1		3.1

Amounts reclassified from accumulated other comprehensive loss	4.1	(a)	—	7.0	(b)	11.1

Income taxes reclassified into net income	(0.8)		—	(1.3)		(2.1)

Net change in accumulated other comprehensive loss	3.3		(43.7)	(26.0)		(66.4)

Balance at June 30, 2020	$(256.6)		$(144.9)	$(41.7)		$(443.2)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the six months ended June 30, 2021 and June 30, 2020.

(b)
The amounts reclassified from AOCI included $(4.1) million in cost of goods sold (COGS), $7.9 million in interest expense and $(8.0) million in Other income (expense), net for the six months ended June 30, 2021 and $1.0 million in COGS and $6.0 million in interest expense for the six months ended June 30, 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and six months ended June 30, 2021 and 2020. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the first quarter of 2021, we reorganized our segments and moved certain of our Driveline facilities to our Metal Forming segment. The amounts previously reported in the tables below for the three and six months ended June 30, 2020 have been retrospectively restated to reflect this change.

	Three Months Ended June 30, 2021
	Driveline	Metal Forming	Total
North America	$722.0	$276.3	$998.3
Asia	100.9	11.4	112.3
Europe	93.8	57.9	151.7
South America	18.2	2.8	21.0
Total	$934.9	$348.4	$1,283.3

	Three Months Ended June 30, 2020
	Driveline	Metal Forming	Total
North America	$239.7	$104.4	$344.1
Asia	88.1	10.0	98.1
Europe	46.3	24.5	70.8
South America	1.7	0.6	2.3
Total	$375.8	$139.5	$515.3

	Six Months Ended June 30, 2021
	Driveline	Metal Forming	Total
North America	$1,495.8	$596.7	$2,092.5
Asia	222.1	24.2	246.3
Europe	203.8	122.1	325.9
South America	38.2	5.5	43.7
Total	$1,959.9	$748.5	$2,708.4

	Six Months Ended June 30, 2020
	Driveline	Metal Forming	Total
North America	$964.8	$432.2	$1,397.0
Asia	191.2	16.1	207.3
Europe	145.2	85.7	230.9
South America	20.4	3.2	23.6
Total	$1,321.6	$537.2	$1,858.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2020	$793.2	$23.4	$91.0
June 30, 2021	798.1	24.5	89.9
Increase/(decrease)	$4.9	$1.1	$(1.1)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. During the six months ended June 30, 2021, we amortized approximately $10.0 million of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. ACQUISITIONS AND DISPOSITIONS

Acquisition of Manufacturing Facility in Emporium, Pennsylvania

In May 2021, AAM completed our acquisition of a manufacturing facility in Emporium, Pennsylvania, under which we acquired $14.9 million of net assets that consisted of $5.9 million of inventory and $9.0 million of property, plant and equipment. The purchase price was $14.9 million, which consisted of $4.9 million of cash and $10.0 million of a deferred consideration liability that will be paid to seller at $2.5 million annually over the period 2022 through 2025. As the value of the net assets acquired was equal to the purchase price, no goodwill or gain on bargain purchase was recognized for this acquisition for the period ended June 30, 2021.

The operating results of this manufacturing facility for the period from our acquisition date through June 30, 2021 were insignificant to AAM's Condensed Consolidated Statement of Operations for this period. Further we have not disclosed pro forma revenue and earnings for the six months ended June 30, 2021 and 2020 as the operating results of this manufacturing facility would be insignificant to AAM's consolidated results for these periods.

Sale of Interest in Consolidated Joint Venture

In the six months ended June 30, 2021, we completed the sale of our ownership interest in a consolidated joint venture and received cash proceeds of approximately $2.6 million. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.7 million. Subsequent to the sale of this joint venture, we no longer present noncontrolling interest in our condensed consolidated financial statements as all consolidated entities are wholly-owned.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. MANUFACTURING FACILITY FIRE AND INSURANCE RECOVERY

On September 22, 2020, a significant industrial fire occurred at our Malvern Manufacturing Facility in Ohio (Malvern Fire). All associates were evacuated safely and without injury and we were able to maintain continuity of supply to our customers without any significant disruptions.

Our insurance policies are expected to cover the repair, replacement or actual cash value of the assets that incurred loss or damage, less our applicable deductible of $1.0 million. In addition, our insurance policies are expected to provide coverage for interruption to our business, including lost or reduced profits and reimbursement for certain expenses and costs that are incurred relating to the fire. In the six months ended June 30, 2021, we recorded $12.2 million of charges primarily related to transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. We also recorded an estimated insurance recovery of $17.6 million and received reimbursements and advances under our insurance policies of approximately $40.1 million, of which approximately $28.0 million is presented as an operating cash flow and approximately $12.1 million is presented as an investing cash flow in our Condensed Consolidated Statement of Cash Flows. This resulted in net pre-tax income in our Condensed Consolidated Statement of Operations of approximately $5.4 million in Cost of goods sold for the six months ended June 30, 2021. At June 30, 2021, $20.6 million of insurance recovery receivable is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet.

Since the date of the Malvern Fire and the establishment of the insurance claim, we have incurred $48.7 million of total charges primarily related to site services and clean-up, transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. In addition, we have recorded a total of $27.0 million of costs primarily associated with the write-down of property, plant and equipment as a result of damage from the fire. We have recorded total estimated insurance recoveries of $71.8 million and have received total reimbursements and advances under our insurance policies of $51.2 million, of which $11.1 million was received in 2020 and $40.1 million was received in the first six months of 2021.

In the fourth quarter of 2020, we determined that we will cease production at the Malvern Manufacturing Facility and relocate production capacity to other AAM manufacturing facilities during 2021. As such, we cannot estimate the total claim eligible costs that we will incur as a result of the Malvern Fire and the associated relocation of production capacity to other AAM manufacturing facilities. At June 30, 2021, we have estimated the amount of expected insurance proceeds recoverable in consideration of the policy provisions, estimated repair costs or actual cash value of damaged assets, and claim eligible expenses incurred from the date of the fire. We expect the claim settlement process to continue through 2021 and, based on the provisions of the policy, the process could continue into 2022. We will update our estimates as additional information becomes available, however, the actual impact on our results of operations, financial position or cash flows, or the timing of such impact, could differ from our estimates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. SEGMENT REPORTING

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 Segment Reporting. In the first quarter of 2021, we completed a reorganization of our segments, which included moving certain locations that were previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the three and six months ended June 30, 2020 have been retrospectively restated to reflect this reorganization.

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

The following tables represent information by reportable segment for the three months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30, 2021
	Driveline	Metal Forming	Total
Sales	$935.4	$440.1	$1,375.5
Less: intersegment sales	0.5	91.7	92.2
Net external sales	$934.9	$348.4	$1,283.3

Segment Adjusted EBITDA	$151.3	$71.3	$222.6

	Three Months Ended June 30, 2020
	Driveline	Metal Forming	Total
Sales	$375.9	$168.2	$544.1
Less: intersegment sales	0.1	28.7	28.8
Net external sales	$375.8	$139.5	$515.3

Segment Adjusted EBITDA	$(25.0)	$(27.1)	$(52.1)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables represent information by reportable segment for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30, 2021
	Driveline	Metal Forming	Total
Sales	$1,961.5	$929.4	$2,890.9
Less: intersegment sales	1.6	180.9	182.5
Net external sales	$1,959.9	$748.5	$2,708.4

Segment Adjusted EBITDA	$321.8	$163.7	$485.5

	Six Months Ended June 30, 2020
	Driveline	Metal Forming	Total
Sales	$1,321.8	$650.3	$1,972.1
Less: intersegment sales	0.2	113.1	113.3
Net external sales	$1,321.6	$537.2	$1,858.8

Segment Adjusted EBITDA	$109.5	$51.7	$161.2

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segment adjusted EBITDA	$222.6	$(52.1)	$485.5	$161.2
Interest expense	(49.9)	(54.6)	(101.0)	(106.1)
Depreciation and amortization	(143.6)	(139.1)	(285.6)	(268.7)
Restructuring and acquisition-related costs	(15.9)	(11.3)	(33.4)	(28.9)
Loss on sale of business	(0.1)	—	(2.7)	(1.0)
Debt refinancing and redemption costs	(1.3)	—	(2.4)	(1.5)
Impairment charges	—	—	—	(510.0)
Non-recurring items:
Malvern Fire charges, net of recoveries	6.6	—	5.4	—
Income (loss) before income taxes	$18.4	$(257.1)	$65.8	$(755.0)

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

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 38% of our consolidated net sales in the first six months of 2021, 40% in the first six months of 2020, and 39% for the full year 2020.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Chrysler Pacifica and the AWD Jeep Cherokee. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 19% of our consolidated net sales in the first six months of 2021, 16% in the first six months of 2020, and 19% for the full year 2020.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Ford Bronco Sport, Ford Edge, Ford Escape and Lincoln Nautilus, and we sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 11% of our consolidated net sales in the first six months of 2021, and were approximately 12% for both the first six months of 2020 and the full year 2020.

No other customer represented 10% or more of consolidated net sales during these periods.

COVID-19 Update

In the first six months of 2021, our operations continued to return to more normalized levels of production and we did not experience significant reductions in production volumes as a result of the impact of COVID-19. Continuing to sustain increased levels of production will depend on future developments, including the number of COVID-19 cases reported, the potential reimplementation of shelter-in-place orders, and customer production levels, which are outside of our control. We continue to monitor the impact of COVID-19 on our operations, as well as the operations of our customers and suppliers, as a resurgence in cases could have a sudden and significant impact on our operations, financial condition and financial results.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2021 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Net Sales  Net sales were $1,283.3 million in the second quarter of 2021, as compared to $515.3 million in the second quarter of 2020. The increase in net sales in the second quarter of 2021, as compared to the second quarter of 2020, primarily reflects increased production volumes as net sales in the second quarter of 2020 were adversely impacted by an estimated $947 million associated with the decline in global automotive production as a result of COVID-19. Net sales in the second quarter of 2021, as compared to the second quarter of 2020, also increased by approximately $82 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes on certain vehicle programs that we support as a result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $162 million for the second quarter of 2021.

Cost of Goods Sold Cost of goods sold was $1,093.3 million in the second quarter of 2021, as compared to $614.2 million in the second quarter of 2020. The change in cost of goods sold principally reflects the net increase in production volumes on the vehicle programs that we support as we estimate that cost of goods sold in the three months ended June 30, 2020 was impacted by approximately $648 million associated with the decline in global automotive production volumes as a result of COVID-19. Cost of goods sold in the three months ended June 30, 2021 also increased by approximately $105 million related to metal market costs and the impact of foreign exchange. These increases were partially offset by a reduction in production volumes resulting from the semiconductor shortage, which we estimate reduced costs of goods sold by approximately $116 million for the three months ended June 30, 2021.

In the first quarter of 2021, one of our Major Customers announced its intention to cease production operations in Brazil in 2021 as part of their restructuring actions. This decision impacts certain of the programs that we support and, as a result, we have accelerated approximately $11 million of depreciation on certain property, plant and equipment in the second quarter of 2021.

For the three months ended June 30, 2021, material costs were approximately 60% of total cost of goods sold, as compared to approximately 41% for the three months ended June 30, 2020. Material costs as a percentage of cost of goods sold was impacted in the second quarter of 2020 as a result of lower product shipments caused by COVID-19, which drove lower material costs and caused fixed costs to be a greater component of cost of goods sold.

Gross Profit  Gross profit was $190.0 million in the second quarter of 2021, as compared to gross loss of $98.9 million in the second quarter of 2020.  Gross margin was 14.8% in the second quarter of 2021, as compared to (19.2)% in the second quarter of 2020.  Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above. While we were able to significantly reduce our variable costs during the three months ended June 30, 2020, the sharp decline in sales that began during the first quarter and extended into the second quarter as a result of the impact of COVID-19, as well as the magnitude of the decline in sales, resulted in a reduction of both gross profit and gross margin.

Selling, General and Administrative Expenses (SG&A)  SG&A (including research and development (R&D)) was $86.2 million or 6.7% of net sales in the second quarter of 2021, as compared to $73.8 million or 14.3% of net sales in the second quarter of 2020.  R&D expense, net of customer engineering, design and development (ED&D) recoveries, was approximately $30.1 million in the second quarter of 2021, as compared to $31.7 million in the second quarter of 2020. The increase in SG&A in the second quarter of 2021, as compared to the second quarter of 2020, was primarily attributable to higher compensation-related expense, as temporary salary reductions were implemented in the second quarter of 2020 in response to COVID-19 and as a result of higher incentive compensation accruals in the second quarter of 2021. These increases in SG&A were partially offset by lower net R&D expense.

SG&A as a percentage of sales was higher during the three months ended June 30, 2020, as compared to the three months ended June 30, 2021, due to lower sales in 2020 as a result of COVID-19.

Amortization of Intangible Assets Amortization expense related to intangible assets was $21.4 million for the three months ended June 30, 2021 and $21.6 million for the three months ended June 30, 2020.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $15.9 million in the second quarter of 2021 and $11.3 million in the second quarter of 2020. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail.

Loss on Sale of Business In the second quarter of 2021, we completed the sale of our remaining ownership interest in a consolidated joint venture. As a result of the sale, we recognized a loss of $0.1 million in the three months ended June 30, 2021.

Operating Income (Loss)  Operating income was $66.4 million in the second quarter of 2021, as compared to operating loss of $205.6 million in the second quarter of 2020.  Operating margin was 5.2% in the second quarter of 2021, as compared to (39.9)% in the second quarter of 2020.  The changes in operating income (loss) and operating margin were primarily due to factors discussed in Net Sales, Cost of Goods Sold and SG&A above.

Interest Expense and Interest Income  Interest expense was $49.9 million in the second quarter of 2021, as compared to $54.6 million in the second quarter of 2020.  Interest income was $2.6 million in the second quarter of 2021, as compared to $3.0 million in the second quarter of 2020. The weighted-average interest rate of our long-term debt outstanding was 5.9% in the second quarter of 2021 and 5.5% in the second quarter of 2020.

Debt Refinancing and Redemption Costs In the second quarter of 2021, we made a voluntary prepayment of $138.8 million on our Term Loan B Facility due 2024 and $4.2 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Also in the second quarter of 2021, we issued an irrevocable notice to the holders of our 6.25% Notes due 2025 to voluntarily redeem a portion of our 6.25% Notes due 2025 in the third quarter of 2021. In July 2021, this resulted in a principal payment of $100 million and $1.8 million in accrued interest. Subsequent to June 30, 2021, we expensed approximately $1.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.1 million for the payment of an early redemption premium.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $0.6 million in the second quarter of 2021, as compared to income of $0.1 million in the second quarter of 2020.

Income Tax Expense (Benefit)  Income tax expense (benefit) was expense of $2.4 million for the three months ended June 30, 2021, as compared to a benefit of $43.9 million for the three months ended June 30, 2020. Our effective income tax rate was 13.0% in the second quarter of 2021, as compared to 17.1% in the second quarter of 2020.

During the three months ended June 30, 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a tax benefit of approximately $6.8 million and we recognized a tax benefit of approximately $7.0 million related to our ability to carry back projected current year losses under the CARES Act. In addition, during the three months ended June 30, 2020, we recognized a tax expense of approximately $36 million to establish a partial valuation allowance in the U.S. This partial valuation allowance was released in the third quarter of 2020 as a result of final regulations issued on July 28, 2020 by the Internal Revenue Service and the U.S. Department of Treasury.

Our effective income tax rate for the three months ended June 30, 2021 varies from our effective income tax rate for the three months ended June 30, 2020 as a result of the items described above. For the three months ended June 30, 2021 and 2020, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the items described above.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was income of $16.0 million in the second quarter of 2021, as compared to a loss of $213.2 million in the second quarter of 2020. Diluted earnings per share was $0.13 in the second quarter of 2021, as compared to diluted loss per share of $1.88 in the second quarter of 2020. Net income (loss) attributable to AAM and EPS for the second quarters of 2021 and 2020 were primarily impacted by the factors discussed above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2021 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Net Sales  Net sales were $2,708.4 million in the first six months of 2021 as compared to $1,858.8 million in the first six months of 2020.  The increase in net sales in the first six months of 2021, as compared to the first six months of 2020, primarily reflects increased production volumes as net sales in the first six months of 2020 were adversely impacted by an estimated $1,116 million associated with the decline in global automotive production as a result of COVID-19. Net sales for the first six months of 2021, as compared to the first six months of 2020, also increased by approximately $126 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes on certain vehicle programs that we support as a result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $225 million for the six months ended June 30, 2021.

We are monitoring the semiconductor shortage as it may continue to adversely impact automotive production volumes. Due to the uncertainty associated with the semiconductor shortage, the ultimate impact on our net sales and results of operations is unknown.

Cost of Goods Sold Cost of goods sold was $2,291.3 million in the first six months of 2021 as compared to $1,762.4 million in the first six months of 2020. The change in cost of goods sold principally reflects the net increase in production volumes on the vehicle programs that we support as we estimate that cost of goods sold in the first six months of 2020 was impacted by approximately $770 million associated with the decline in global automotive production volumes as a result of COVID-19. Cost of goods sold in the six months ended June 30, 2021 also increased by approximately $144 million related to metal market costs and the impact of foreign exchange. These increases were partially offset by a reduction in production volumes resulting from the semiconductor shortage, which we estimate reduced costs of goods sold by approximately $159 million for the six months ended June 30, 2021.

In the first quarter of 2021, one of our Major Customers announced its intention to cease production operations in Brazil in 2021 as part of their restructuring actions. This decision impacts certain of the programs that we support and, as a result, we have accelerated depreciation on certain property, plant and equipment beginning in the first quarter of 2021. The impact on cost of goods sold of this acceleration was approximately $22 million in the first six months of 2021 and we expect the full year impact to be approximately $32 million.

For the six months ended June 30, 2021, material costs were approximately 60% of total costs of goods sold as compared to approximately 51% for the six months ended June 30, 2020. Material costs as a percentage of cost of goods sold was impacted in the first six months of 2020 as a result of lower product shipments caused by COVID-19, which drove lower material costs and caused fixed costs to be a greater component of cost of goods sold.

Gross Profit  Gross profit was $417.1 million in the first six months of 2021 as compared to $96.4 million in the first six months of 2020. Gross margin was 15.4% in the first six months of 2021 as compared to 5.2% in the first six months of 2020. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above. While we were able to significantly reduce our variable costs during the six months ended June 30, 2020, the sharp decline in sales that began during the first quarter and extended into the second quarter as a result of the impact of COVID-19, as well as the magnitude of the decline in sales, resulted in a reduction of both gross profit and gross margin.

SG&A  SG&A (including R&D) was $176.2 million or 6.5% of net sales in the first six months of 2021 as compared to $164.1 million or 8.8% of net sales in the first six months of 2020.  R&D expense, net of ED&D recoveries, was approximately $61.8 million in the first six months of 2021 as compared to $68.3 million in the first six months of 2020. The increase in SG&A in the first six months of 2021, as compared to the first six months of 2020, was primarily attributable to higher compensation-related expense, as temporary salary reductions were implemented in the first six months of 2020 in response to COVID-19 and as a result of higher incentive compensation accruals in the first six months of 2021. These increases in SG&A were partially offset by lower net R&D expense.

SG&A as a percentage of sales was higher during the six months ended June 30, 2020, as compared to the six months ended June 30, 2021, due to lower sales in 2020 as a result of COVID-19.

Amortization of Intangible Assets Amortization expense related to intangible assets for the six months ended June 30, 2021 was $42.9 million as compared to $43.4 million for the six months ended June 30, 2020.

Impairment Charges In the first six months of 2020, the reduction in global automotive production volumes caused by the impact of COVID-19 represented an indicator to test our goodwill for impairment. As a result of this goodwill impairment test, we determined that the carrying values of our Driveline and Metal Forming reporting units were greater than their respective fair values. As such, we recorded a total goodwill impairment charge of $510.0 million in the first six months of 2020. See Note 4 - Goodwill and Other Intangible Assets for further detail.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $33.4 million for the six months ended June 30, 2021, as compared to $28.9 million for the six months ended June 30, 2020. We expect to incur approximately $50 million to $65 million of total restructuring charges in 2021. In addition, we expect to incur approximately $5 million of integration charges in 2021 as we finalize the integration of ERP systems at legacy MPG locations. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Loss on Sale of Business In the first six months of 2021, we completed the sale of our ownership interest in a consolidated joint venture. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.7 million. In the first six months of 2020, we finalized certain customary post-closing calculations associated with the sale of the U.S. operations of our casting business that was completed in the fourth quarter of 2019, resulting in an additional loss on sale of $1.0 million.

Operating Income (Loss)  Operating income (loss) was income of $161.9 million in the first six months of 2021 as compared to a loss of $651.0 million in the first six months of 2020.  Operating margin was 6.0% in the first six months of 2021 as compared to (35.0)% in the first six months of 2020.  The changes in operating income (loss) and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold, Gross Profit, SG&A, and Impairment Charges above.

Interest Expense and Interest Income  Interest expense was $101.0 million in the first six months of 2021 as compared to $106.1 million in the first six months of 2020.  Interest income was $5.5 million in the first six months of 2021 as compared to $5.8 million in the first six months of 2020. The weighted-average interest rate of our long-term debt outstanding was 5.9% for the six months ended June 30, 2021 and 5.6% for the six months ended June 30, 2020. We expect our interest expense for the full year 2021 to be approximately $195 million to $205 million.

Debt Refinancing and Redemption Costs In the first quarter of 2021, we made a voluntary prepayment of $100.0 million on our Term Loan B Facility due 2024 and $4.3 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In the second quarter of 2021, we made a voluntary prepayment of $138.8 million on our Term Loan B Facility due 2024 and $4.2 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Also in the second quarter of 2021, we issued an irrevocable notice to the holders of our 6.25% Notes due 2025 to voluntarily redeem a portion of our 6.25% Notes due 2025 in the third quarter of 2021. In July 2021, this resulted in a principal payment of $100 million and $1.8 million in accrued interest. Subsequent to June 30, 2021, we expensed approximately $1.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.1 million for the payment of an early redemption premium.

In the first six months of 2020, we voluntarily redeemed $100 million of our 6.625% Notes due 2022. As a result, we expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for the payment of an early redemption premium.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $1.8 million in the first six months of 2021 as compared to expense of $2.2 million in the first six months of 2020.

At June 30, 2021, we have a $3.0 million cost method investment in REE Automotive, an e-mobility company that had previously announced entry into a merger agreement with a Special Purpose Acquisition Company in an effort to become publicly traded. In July 2021, REE completed its merger and, as a result, the form of our investment in REE changed from a cost method investment to an investment in the equity securities of the publicly traded entity. These equity securities will be measured at fair value each reporting period with changes in fair value reported through an unrealized holding gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. We are subject to a customary restriction on transferring any of our shares of the publicly traded entity for 180 days following the closing of the merger. As of July 29, 2021, our investment in REE shares was valued at approximately $41 million based on a closing price on that date of $8.35 per share.

Income Tax Expense (Benefit) Income tax expense (benefit) was expense of $11.2 million for the six months ended June 30, 2021 as compared to a benefit of $40.6 million for the six months ended June 30, 2020.  Our effective income tax rate was 17.0% in the first six months of 2021 as compared to 5.4% in the first six months of 2020.

During the six months ended June 30, 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a tax benefit of approximately $6.8 million, we recognized a tax benefit of approximately $7.0 million related to our ability to carry back projected current year losses under the CARES Act and we recognized a net tax benefit of approximately $7.5 million related to our ability to carry back losses from prior years under the CARES Act. In addition, during the six months ended June 30, 2020, we recognized a tax expense of approximately $36 million to establish a partial valuation allowance in the U.S. This partial valuation allowance was released in the third quarter of 2020 as a result of final regulations issued on July 28, 2020 by the Internal Revenue Service and the U.S. Department of Treasury.

Our effective income tax rate for the six months ended June 30, 2021 varies from our effective income tax rate for the six months ended June 30, 2020, as a result of the items described above, and also as a result of the impact of the goodwill impairment charge recorded during the first six months of 2020, which had no corresponding income tax benefit. For the six months ended June 30, 2021 and 2020, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to favorable foreign tax rates, as well as the impact of tax credits and the effect of the items described above.

Due to the uncertainty associated with the extent and ultimate impact of COVID-19 and the semiconductor shortage on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods.

Net Income (Loss) Attributable to AAM and Earnings (Loss) Per Share (EPS) Net income (loss) attributable to AAM was income of $54.6 million in the first six months of 2021 as compared to a loss of $714.5 million in the first six months of 2020. Diluted EPS was $0.46 per share in the first six months of 2021 as compared to a loss of $6.33 per share in the first six months of 2020. Net income (loss) attributable to AAM and EPS for the first six months of 2021 and 2020 were primarily impacted by the factors discussed above.

SEGMENT REPORTING

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 Segment Reporting. In the first quarter of 2021, we completed a reorganization of our segments, which included moving certain locations that were previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the three and six months ended June 30, 2020 have been retrospectively restated to reflect this reorganization.

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

The following table represents sales by reportable segment for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Driveline	$935.4	$375.9	$1,961.5	$1,321.8
Metal Forming	440.1	168.2	929.4	650.3
Eliminations	(92.2)	(28.8)	(182.5)	(113.3)
Net Sales	$1,283.3	$515.3	$2,708.4	$1,858.8

The change in Driveline sales for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily reflects increased production volumes as net sales for the three and six months ended June 30, 2020 were adversely impacted by an estimated $718 million and $855 million, respectively, associated with the decline in global automotive production as a result of COVID-19. These estimated reductions include approximately $668 million and $796 million, respectively, related to external customers.

The change in Driveline sales also reflects increases of approximately $45 million and $69 million, respectively, associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes on certain vehicle programs that we support as a result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $129 million and $190 million for the three and six months ended June 30, 2021, respectively.

The change in net sales in our Metal Forming segment in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily reflects increased production volumes as net sales for the three and six months ended June 30, 2020 were adversely impacted by an estimated $373 million and $430 million, respectively, associated with the decline in global automotive production as a result of COVID-19. These estimated reductions include approximately $279 million and $320 million, respectively, related to external customers.

The change in Metal Forming sales also reflects increases of approximately $37 million and $57 million, respectively, associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes on certain vehicle programs that we support as a result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $33 million and $35 million for the three and six months ended June 30, 2021, respectively.

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

The amounts for Segment Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2020	2020
Driveline	$151.3	$(25.0)	$321.8	$109.5
Metal Forming	71.3	(27.1)	163.7	51.7
Total segment adjusted EBITDA	$222.6	$(52.1)	$485.5	$161.2

For the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, the increase in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to a net increase in production volumes on the vehicle programs that we support, as well as improved operating performance and our continued emphasis on cost management, partially offset by increased metal and commodity costs.

The increase in Metal Forming Segment Adjusted EBITDA for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was also attributable to a net increase in production volumes on the vehicle programs that we support, as well as improved operating performance and our continued emphasis on cost management, partially offset by increased metal and commodity costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$16.0	$(213.2)	$54.6	$(714.4)
Interest expense	49.9	54.6	101.0	106.1
Income tax expense (benefit)	2.4	(43.9)	11.2	(40.6)
Depreciation and amortization	143.6	139.1	285.6	268.7
EBITDA	$211.9	$(63.4)	$452.4	$(380.2)
Restructuring and acquisition-related costs	15.9	11.3	33.4	28.9
Debt refinancing and redemption costs	1.3	—	2.4	1.5
Impairment charges	—	—	—	510.0
Loss on sale of business	0.1	—	2.7	1.0
Non-recurring items:
Malvern Fire charges, net of recoveries	(6.6)	—	(5.4)	—
Total segment adjusted EBITDA	$222.6	$(52.1)	$485.5	$161.2

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

At June 30, 2021, we had over $1.5 billion of liquidity consisting of approximately $588 million of cash and cash equivalents, approximately $895 million of available borrowings under our Revolving Credit Facility and approximately $61 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2024.

Operating Activities  In the first six months of 2021, net cash provided by operating activities was $346.2 million as compared to net cash used in operating activities of $3.1 million in the first six months of 2020. The following factors impacted cash from operating activities in the first six months of 2021, as compared to the first six months of 2020:

Impact of COVID-19 We experienced lower earnings and cash flows from operating activities as a result of the significant reduction in production volumes during the six months ended June 30, 2020 due to the impact of COVID-19.

Accounts receivable For the six months ended June 30, 2021, we experienced a decrease in cash flow from operating activities of approximately $265 million related to the change in our accounts receivable balance from December 31, 2020 to June 30, 2021, as compared to the change in our accounts receivable balance from December 31, 2019 to June 30, 2020. This change was primarily attributable to a significant reduction in sales in the second quarter of 2020 due to the impact of COVID-19.

Accounts payable and accrued expenses For the six months ended June 30, 2021, we experienced an increase in cash flow from operating activities of approximately $381 million related to the change in our accounts payable and accrued expenses balances from December 31, 2020 to June 30, 2021, as compared to the change in these balances from December 31, 2019 to June 30, 2020. This change was primarily attributable to reduced sales and purchasing activity in the second quarter of 2020 due to the impact of COVID-19.

Income taxes Income taxes paid, net was $8.0 million in the first six months of 2021, as compared to $17.6 million in the first six months of 2020. During the first six months of 2021, we received an income tax refund of approximately $6 million related to the utilization of net operating losses under the provisions of the CARES Act. During the first six months of 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a cash payment to the tax authorities of $18.5 million.

Malvern Fire In the first six months of 2021, we received $40.1 million of cash as reimbursements and advances under our insurance policies, of which $28.0 million was associated with operating expenses incurred as a result of the Malvern Fire and has been presented as an operating cash inflow in our Condensed Consolidated Statement of Cash Flows for the period. At June 30, 2021, we have an insurance recovery receivable of $20.6 million, which is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet. See Note 15 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

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

Investing Activities  In the first six months of 2021, net cash used in investing activities was $74.3 million as compared to $108.8 million for the six months ended June 30, 2020. Capital expenditures were $82.4 million in the first six months of 2021 as compared to $105.6 million in the first six months of 2020. We expect our capital spending in 2021 to be approximately 4% to 4.5% of sales.

In the first six months of 2021, in addition to the $28.0 million of cash reimbursements and advances received under our insurance policies associated with operating expenses incurred as a result of the Malvern Fire, we received $12.1 million of cash associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire. This cash received has been classified as an investing cash flow based on the nature of the associated loss incurred.

Also in the first six months of 2021, we paid $4.9 million of cash for the acquisition of the Emporium, Pennsylvania Manufacturing Facility. See Note 14 - Acquisitions and Dispositions for further detail.

Financing Activities  In the first six months of 2021, net cash used in financing activities was $240.2 million, as compared to net cash provided by financing activities of $480.2 million in the first six months of 2020. The following factors impacted cash from financing activities in the first six months of 2021, as compared to the first six months of 2020:

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

In June 2021, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into an agreement (the Agreement) amending the Second Amendment to the Credit Agreement. For the period from April 1, 2020 through March 31, 2022 (the Amendment Period), the Agreement modified a covenant in the Second Amendment restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to make certain voluntary payments and distributions of, or in respect of, certain senior unsecured notes of AAM during the Amendment Period, which modification permits voluntary payments and redemptions of the 6.25% senior notes due 2025 issued by AAM.

In the first six months of 2021, we made voluntary prepayments totaling $238.8 million on our Term Loan B Facility due 2024 and $8.5 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $2.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

At June 30, 2021, we had $895.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $29.8 million for standby letters of credit issued against the facility. The borrowings under the Revolving Credit Facility are used for general corporate purposes. See Note 5 - Long-Term Debt for additional information regarding our Senior Secured Credit Facilities.

Subsequent Event In the second quarter of 2021, we issued an irrevocable notice to the holders of our 6.25% Notes due 2025 to voluntarily redeem a portion of our 6.25% Notes due 2025 in the third quarter of 2021. As a result, we made a principal payment of $100 million and $1.8 million in accrued interest in July 2021. Subsequent to June 30, 2021, we expensed approximately $1.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.1 million for the payment of an early redemption premium.

Redemption of 6.625% Notes due 2022 In the first quarter of 2020, we voluntarily redeemed a portion of our 6.625% Notes due 2022. This resulted in a principal payment of $100.0 million and $2.0 million in accrued interest. We expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $1.1 million for the payment of an early redemption premium. We voluntarily redeemed the remaining $350 million that was outstanding under our 6.625% Notes due 2022 in the third quarter of 2020.

6.875% Notes due 2028 In the second quarter of 2020, we issued $400 million in aggregate principal amount of 6.875% senior notes due 2028 (the 6.875% Notes). Proceeds from the 6.875% Notes were used primarily to fund the redemption of the remaining $350 million of 6.625% senior notes due 2022 and for general corporate purposes. We paid debt issuance costs of $6.0 million in the six months ended June 30, 2020 related to the 6.875% Notes.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At June 30, 2021, $108.7 million was outstanding under our foreign credit facilities, as compared to $88.8 million at December 31, 2020. At June 30, 2021, an additional $60.7 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $4.2 million in the first six months of 2021 to $216.2 million as compared to $212.0 million at year-end 2020, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

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

Statement of Operations Information	(in millions)
	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Net sales	$2,099.2	$3,649.8
Gross profit	233.2	301.2
Income (loss) from operations	3.4	(458.3)
Net loss	(59.4)	(521.3)

Balance Sheet Information	(in millions)
	June 30, 2021	December 31, 2020
Current assets	$1,059.0	$1,155.1
Noncurrent assets	2,650.8	2,765.2

Current liabilities	1,221.4	1,075.9
Noncurrent liabilities	3,874.8	4,233.6

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At June 30, 2021 and December 31, 2020, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $785 million and $660 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $740 million and $750 million, respectively.

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

LITIGATION AND ENVIRONMENTAL MATTERS

We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, at this time we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We file U.S. federal, state and local income tax returns, as well as foreign income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Based on the status of these audits and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Negative or unexpected outcomes of these examinations and audits and any related litigation could have a material adverse impact on our results of operations, financial condition and cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the second quarter of 2021.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  At June 30, 2021 and December 31, 2020, we had currency forward contracts with a notional amount of $172.1 million and $178.2 million outstanding, respectively.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $15.7 million at June 30, 2021 and was approximately $16.2 million at December 31, 2020.

In 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. In the first quarter of 2020, we discontinued this cross-currency swap, which was in an asset position of $9.8 million on the date that it was discontinued. Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to-fixed cross-currency swap is €200.0 million, which was equivalent to $237.1 million and $244.2 million at June 30, 2021 and December 31, 2020, respectively. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $23.7 million at June 30, 2021 and was approximately $24.4 million at December 31, 2020.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. At June 30, 2021, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $750.0 million through May 2022, $600.0 million through May 2023 and $500.0 million through May 2024.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at June 30, 2021) on our long-term debt outstanding, would be approximately $5.2 million at June 30, 2021 and was approximately $6.0 million at December 31, 2020, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2021.

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

As a result of temporarily closing certain of our global facilities due to the impact of COVID-19, a significant number of our associates have continued to work remotely during the three months ended June 30, 2021. This has not had a material effect on our internal control over financial reporting as we have maintained our existing controls and procedures over financial reporting during this period.

Except as described above with regard to implementation of ERP systems at certain legacy MPG locations, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1 - April 30, 2021	23,316	$9.81	—	$—
May 1 - May 31, 2021	—	—	—	—
June 1 - June 30, 2021	—	—	—	—
Total	23,316	$9.81	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
July 30, 2021