Form 10-K
period 2021-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2022-02-11
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The closing price of the Common Stock on June 30, 2021 as reported on the New York Stock Exchange was $10.35 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $1,162.9 million. As of February 8, 2022, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 114,077,937 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2021 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2021, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A and 9B), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2021

Part I

Item 1.Business

As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “AAM” mean American Axle & Manufacturing Holdings, Inc. (Holdings) and its subsidiaries and predecessors, collectively.

General Development of Business

Holdings, a Delaware corporation, is a successor to American Axle & Manufacturing of Michigan, Inc., a Michigan corporation, pursuant to a migratory merger between these entities in 1999. In 2017, we acquired Metaldyne Performance Group, Inc. (MPG), with MPG becoming a wholly-owned subsidiary of Holdings.

Narrative Description of Business

Company Overview

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit with nearly 80 facilities in 17 countries, AAM is bringing the future faster for a safer and more sustainable future.

Major Customers
We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 37% of our consolidated net sales in 2021, 39% in 2020, and 37% in 2019.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Chrysler Pacifica and the AWD Jeep Cherokee. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 19% of our consolidated net sales in both 2021 and 2020, and 17% in 2019.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Ford Bronco Sport, Ford Edge, Ford Escape and Lincoln Nautilus, and we sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in both 2021 and 2020, and 9% in 2019.

No other customer represented 10% or more of consolidated net sales during these periods.

Business Strategy

We have aligned our business strategy to build value for our key stakeholders. We accomplish our strategic objectives by capitalizing on our competitive strengths and continuing to diversify our customer, product and geographic sales mix, while providing exceptional value to our customers. We are focused on securing our core business of internal combustion engine (ICE) programs by delivering operational excellence and quality products to our customers, while growing our electrification business, as vehicle electrification is expected to be the foundation of the future of the automotive industry.

Competitive Strengths

We achieve our strategic objectives by emphasizing a commitment to:

Sustaining our operational excellence and focus on cost management.

•In 2021, AAM received the 2020 GM Overdrive Award, which is awarded to suppliers who display outstanding achievement within GM's Global Purchasing and Supply Chain organization's key focus areas, including sustainable value streams, total enterprise cost and profitability, launch excellence, accelerating innovation and nurturing relationships.

•We deliver operational excellence by leveraging our global standards, policies and best practices across all disciplines through the use of the AAM Operating System. We use this system to focus on customer satisfaction, lean production and efficient cost management, which allows us to improve quality, eliminate waste, and reduce lead time and total costs globally. In 2021, we launched E4 (E-to-the-fourth) as part of AAM's Operating System, which is AAM’s energy and environmental sustainability program to drive continuous improvement in our operations by reducing energy consumption, green house gas (GHG) emissions and water use while minimizing waste and lessening the environmental impact of our production operations. Additionally, throughout 2021 we have continued our emphasis on cost management in order to mitigate the financial impact of the significant disruptions in the supply chain that the automotive industry experienced, and continues to experience, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs and labor shortages which have led to volatility in our production schedules, higher inventory levels and increased labor costs.

•We have established a cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint to compete in global growth markets, support global product development initiatives and maintain regional cost competitiveness.

•Our business is vertically integrated to reduce cost and mitigate risk. Our Metal Forming segment, in addition to supplying component parts to many external customers, is a key supplier to our Driveline segment, helping to ensure continuity of supply for certain parts to our largest manufacturing facilities.

•During 2021, we launched four programs across our business units for existing customers. In 2022, we expect to launch approximately 25 new and replacement programs for a variety of customers across our business units, including GM, Stellantis and Ford in our core business, as well as NIO Inc. (NIO), a leading Chinese vehicle original equipment manufacturer (OEM), and multiple variants of a high-performance hybrid-electric system with a premium European OEM.

Maintaining our high quality standards, which are the foundation of our product durability and reliability.

•AAM has a robust internal quality assurance system that drives continuous improvement to meet and exceed the growing expectations of our OEM customers.

•In 2021, nine of our global facilities received the GM Supplier Quality Excellence Award for outstanding quality performance during the 2020 performance year. Our Changshu Manufacturing Facility in China earned this award for the seventh consecutive year.

•Also in 2021, our Oxford Forge facility in Michigan was awarded the Hino Excellence in Quality Award for zero defective parts per million (PPM) in the 2020 performance year and Hino Special Award for Excellence in Cooperation for product, quality and cost-savings achievements in the 2020 performance year.

•AAM was also recognized in 2021 for quality in the 2020 performance year by several other customers, including the Ford Zero Defects Award at our Litchfield, Michigan facility, the Ford Q1 Quality Award at our Ramos, Mexico facility, the Paccar 10 PPM Quality Award at our Glasgow, United Kingdom (U.K.) facility, the Daimler Zero Defect Award at our Chennai, India facility and the Daimler Master of Quality Award at our El Carmen, Mexico facility.

Achieving technology leadership by delivering innovative products that enhance our product portfolio while increasing our total global served market. We are focused on securing our core business, as the cash flows generated from our existing programs and products contribute to our research and development (R&D) investments in electrification technology that are expected to bring the future of the automotive industry faster.

Securing Our Core Business

•During 2021, AAM was named the sole supplier of front and rear pickup axles for production at GM's re-opened Oshawa, Canada facility. We also secured multiple next-generation full-size truck front and rear axle programs with multiple global OEM customers. These awards are expected to generate revenues from mid-decade to beyond 2030.

•AAM has established a high-efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technologies. As our customers focus on reducing weight through the use of aluminum and other lightweighting alternatives, AAM is well positioned to offer innovative, industry leading solutions. Our portfolio includes high-efficiency axles, aluminum axles and AWD applications. AAM's lightweight axle technology features a revolutionary design, which offers significant mass reduction and increased fuel economy and efficiency that is scalable across multiple applications without the loss of performance or power.

•Our Metal Forming segment provides engine, transmission, driveline and safety-critical components for light, commercial and industrial vehicles. We have developed advanced forging and machining process technologies to manufacture lightweight and power-dense products. Our forged axle tubes deliver significant weight and cost reductions as compared to the traditional welded axle tubes.

•AAM's Advanced Technology Development Center (ATDC) at our Detroit campus, allows us to accelerate technological advancements. This state-of-the-art facility is our center for technology benchmarking, prototype development, advanced technology development, supplier collaboration, customer showcasing and associate training on our future products, processes, and systems. Our Rochester Hills Technical Center (RHTC) works with the ATDC to test and validate new and advanced technologies focused on lightweighting, efficiency and vehicle performance using enhanced diagnostic and hardware assessment capabilities. Also, in 2021 we launched our European Headquarters and Engineering Center (EHEC) in Langen, Germany, which is a center of excellence for research and development, product testing and prototype development.

Bringing the Future Faster

•AAM's investment in R&D has resulted in the development of advanced technology products designed to assist our customers in meeting the market demands for vehicle electrification; advanced and sophisticated electronic controls; lower emissions; enhanced power density; improved ride and handling performance; and enhanced reliability and durability.

•AAM's Electric Drive (e-drive) Technology is designed, engineered and manufactured to provide a diverse and scalable product portfolio of hybrid and electric driveline systems to our customers that range from low-cost value-oriented offerings to high-performance solutions. These hybrid and electric driveline systems leverage AAM's experience in power density, torque transfer, noise-vibration-harshness reduction, heat management and systems integration, and are designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. AAM has also begun development of the next generation scalable and modular e-drive systems which are expected to support numerous vehicle applications while optimizing capital and development cost. The performance of these next generation e-drive systems exceeds widely recognized industry benchmarks for efficiency, packaging, mass and price.

•In 2021, AAM's next generation e-drive was awarded the Altair Enlighten Award, which honors achievements in lightweighting and sustainability, including technology advancements that reduce the automotive industry's carbon footprint and mitigate water and energy consumption. AAM's next generation e-drive technology was recognized in the Future of Lightweighting category.

•Through our relationship with Suzhou Inovance Automotive Ltd. (Inovance), a leading provider of automotive power electronics and powertrain systems in China, we have launched a scalable, 3-in-1 e-drive system, which integrates an inverter, electric motor and gearbox. We are currently exploring additional opportunities to leverage this technology with customers in China and Europe. During 2021, AAM received a Best Collaboration Award from Inovance for the 3-in-1 e-drive system project, and multiple programs have been awarded for future launches.

•During 2021, we also entered into a joint development agreement with REE Automotive Ltd. (REE), a leader in e-mobility, to develop a new electric propulsion system for e-mobility which will incorporate AAM's next generation e-drive systems. AAM will supply high-performance e-drive units in a modular platform to REE that can support multiple customer vehicle programs.

•To date, our hybrid and electric driveline systems have been awarded multiple contracts, including the front and rear e-drive units featured on the Jaguar I-PACE AWD crossover vehicle. We expect to launch several additional programs for hybrid and electric vehicles, including the AAM TracRite® EL electronic locking front differential on the 2022 GMC Hummer EV, multiple variants of a high-performance hybrid-electric system with a premium European OEM and electric vehicle components to NIO, to support a next-generation e-powertrain program.

Diversification of Customer, Product and Geographic Sales Mix

Another element of building value for our key stakeholders is the diversification of our business through the growth of new and existing customer relationships and expansion of our product portfolio.

•In addition to maintaining and building upon our longstanding relationships with GM, Stellantis and Ford, we are focused on generating profitable growth with new and existing global customers, including REE and NIO.

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

•As our customers design their products for global markets, they will continue to require global support from their suppliers. For this reason, it is critical that we maintain a global presence in these markets in order to remain competitive for new contracts. To expand our global capabilities, we launched our EHEC in 2021, AAM's European center for excellence in research and development, product testing and prototype development. Establishing our EHEC is a critical step in furthering our relationships with European OEM customers.

•We are a partner in a joint venture (JV) with Liuzhou Wuling Automobile Industry Co., Ltd. (Liuzhou AAM), a subsidiary of Guangxi Automotive Group Co., Ltd, which manufactures independent rear axles and driveheads to be used on crossovers, including SUVs, minivans and multi-purpose vehicles. An electric drive unit developed by our Liuzhou AAM JV has been featured on the all-electric Baojun E300 Plus vehicle from SAIC-GM-Wuling. We are also a partner in a JV with Hefei Automobile Axle Co., Ltd. (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automotive Group Co., Ltd.), which includes 100% of HAAC's light commercial axle business. HAAC supplies front and rear beam axles to several leading Chinese light truck manufacturers, including JAC and Foton (Beiqi Foton Motor Co., Ltd.). These joint ventures continue to serve as a strong advantage in building relationships with leading Chinese manufacturers.

Competition

We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain vertically integrated OEMs. Technology, design, quality, delivery and cost are the primary elements of competition in our industry segments. In addition to traditional competitors in the automotive sector, the trend toward electrification and advanced electronic integration has increased the level of new market entrants. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of new technology.

Industry Trends

See Item 7, “Management's Discussion and Analysis - Industry Trends.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs, including steel, aluminum and other metallic materials, and resources used for vehicle electrification and electronic integration. Most raw materials (such as steel) and semi-processed or finished items are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.  We currently have contracts with our steel suppliers that ensure continuity of supply to our principal operating facilities.  We also have validation and testing capabilities that enable us to strategically qualify steel sources on a global basis. As we continue to expand our global manufacturing footprint, we may need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements.

During 2021, the automotive industry experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers and increased metal and commodity costs. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue into 2022.

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

We file U.S. federal, state and local income tax returns, as well as foreign income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2021, 2020 and 2019.

Human Capital Management

Our ability to sustain and grow our business requires us to attract, retain and develop a highly skilled and diverse workforce. We employ approximately 18,000 associates on a global basis (including our joint venture affiliates) of which 6,000 are employed in the U.S. and 12,000 are employed at our non-U.S. locations. Approximately 4,500 are salaried associates and approximately 13,500 are hourly associates. Of the 13,500 hourly associates, approximately 71% are covered under collective bargaining agreements with various labor unions.

Creating a Diverse, Equitable and Inclusive Culture

At AAM, we believe diversity drives creativity. We believe an equitable and inclusive culture encourages, supports and celebrates the unique voices of our global workforce. AAM is committed to listening, learning and taking action that will move our company and our communities forward, together. Embracing diversity promotes innovation and helps AAM to attract and retain the best talent everywhere we do business.

AAM is committed to initiatives that will foster a culture of inclusion and develop a more diverse workforce. In 2021, AAM demonstrated this commitment by joining other companies in signing the CEO Action Pledge on Diversity and Inclusion. This pledge is a commitment to drive measurable action and meaningful change in advancing diversity, equity and inclusion in the workplace.

To drive progress in diversity, equity and inclusion (DEI) and cultivate a more inclusive culture, AAM's senior leadership, with active oversight from our Board of Directors and input from our DEI Steering Committee, selected five key areas of focus: enhancing DEI skills, maintaining a safe and inclusive environment, providing equitable talent management and inclusive benefits and policies, supporting stakeholder engagement and reinforcing leadership ownership and accountability.

In 2021, the highlights of our DEI actions included:

•Establishing AAM's DEI Mutual Respect Statement;
•Conducting DEI in the Workplace training for all U.S. associates, including unconscious bias training;
•Establishing Associate Resource Group guidelines, and the formation of a Veteran’s resource group;
•Implementing a professional development program focused on early career and mid-level women leaders; and
•Organizing events and activities to recognize National Diversity Week and Hispanic Heritage Month.

Attracting and Retaining Associates

Our AAM360 program serves as the foundation for our recruitment and retention strategy. Its four components are designed to enhance our associates’ experience at AAM and includes associate health and safety, professional development, competitive compensation and benefits and the global community. These programs offer resources, tools and events that are designed to empower associates in their work and personal lives. Empowerment of our associates is essential to continuously improving our quality performance, technology leadership and operational excellence and enabling our associates to grow professionally into the leaders that will guide AAM into the future.

Our AAM360 program assists management in developing and implementing standards for recruitment and selection of a knowledgeable and diverse workforce, promoting learning and growth and driving effective performance while fostering an environment of open communication with AAM leadership in a variety of formats, including townhall-style meetings. AAM associates can also raise issues and concerns to the attention of management through the use of associate surveys and our 24/7 ethics hotline. Through our AAM360 program, AAM management monitors workforce demographics and attrition, associate performance data, succession and development plans and feedback from associates to ensure that our associates’ experience is meeting these objectives.

During 2021, the automotive industry experienced, and continues to experience, significant disruptions in the supply chain, including labor shortages in a variety of positions and experience levels, primarily driven by the impact of the COVID-19 pandemic. We are taking measures to address these labor issues across our global operations to mitigate the impact to AAM, including actively managing production schedules and reviewing our compensation and benefit programs to ensure that they are competitive with the market, including working with the union organizations that represent certain associates.

Developing Associates

We have established sustainable and adaptable talent management programs focused on the training and development of our associates. These programs are designed to help associates realize their full potential by understanding the expectations of their current role and setting goals for future growth and learning, which contributes to the overall success of AAM.

Health and Wellness Programs

At AAM, the health of our associates is very important to us. We maintain a comprehensive, interactive and personalized wellness program to make it easy for our associates and their families to live a healthier lifestyle and help achieve personal wellness goals.

S4 (S-to-the-Fourth) Safety System

At AAM, our first responsibility every day, in every facility, is the safety of our approximately 18,000 global associates. AAM’s S4 safety system is focused on developing, engaging, monitoring, and continuously educating our associates on standardized procedures that are the basis of our safety culture and safety policy.

The primary goal of S4 is to achieve compliance with all internal and external requirements and regulations while driving behavioral changes to maintain a safe and environmentally friendly workplace. At AAM, we believe safety performance is a journey where each facility strives to achieve S4 by moving from a reactive safety environment to an interdependent safety environment.

We are focused on continuous improvement of the S4 system and in our total recordable incident rate (TRIR) in every facility. AAM’s leaders continuously monitor our facilities progress in the S4 Safety System. In 2021, our TRIR was 0.9 – a reduction of approximately 57% in recordable injuries since the S4 program began in 2015.

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

Executive Officers of the Registrant

Name	Age	Position
David C. Dauch	57	Chairman of the Board & Chief Executive Officer
Michael K. Simonte	58	President
David E. Barnes	63	Vice President & General Counsel
Terri M. Kemp	56	Vice President - Human Resources
Michael J. Lynch	57	President - Driveline
Christopher J. May	52	Vice President & Chief Financial Officer
Norman Willemse	65	President - Metal Forming

David C. Dauch, age 57, has been AAM's Chief Executive Officer since September 2012. Mr. Dauch has served on AAM's Board of Directors since April 2009 and was appointed Chairman of the Board in August 2013. From September 2012 through August 2015, Mr. Dauch served as AAM’s President & CEO. Prior to that, Mr. Dauch served as President & Chief Operating Officer (2008 - 2012) and held several other positions of increasing responsibility from the time he joined AAM in 1995. Presently, he serves on the boards of Business Leaders for Michigan, the Detroit Economic Club, the Detroit Regional Chamber, the Great Lakes Council Boy Scouts of America, the Boys & Girls Club of Southeast Michigan, the National Association of Manufacturers (NAM), the Original Equipment Suppliers Association (OESA), Amerisure Mutual Holdings, Inc. and the Amerisure Companies (since December 2014). Mr. Dauch also serves on the Miami University Business Advisory Council and the General Motors Supplier Council.

Michael K. Simonte, age 58, has been President since August 2015. Mr. Simonte previously served as Executive Vice President & Chief Financial Officer (since February 2009); Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Mr. Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining AAM, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

David E. Barnes, age 63, has been General Counsel and Corporate Secretary since joining AAM in 2012, and became a Vice President in 2017. In addition to his responsibilities as General Counsel and Corporate Secretary, he also serves as the Chief Compliance Officer of AAM. Prior to joining AAM, Mr. Barnes served as Executive Vice President, General Counsel and Secretary for Atlas Oil Company. He has held various positions during his career at Ford Motor Company, Dykema Gossett and Venture Holdings LLC, after beginning his career at Honigman, Miller, Schwartz and Cohn. Mr. Barnes holds a juris doctor degree.

Terri M. Kemp, age 56, has been Vice President - Human Resources since September 2012. Prior to that, she served as Executive Director - Human Resources & Labor Relations (since November 2010), Executive Director - Human Resources (since September 2009), Director - Human Resources Operations (since October 2008), and served in various plant and program management roles since joining AAM in July 1996. Prior to joining AAM, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 57, has been President - Driveline since November 2021. Prior to that, he served as Vice President - Finance & Controller (since February 2017), Vice President - Driveline Business Performance & Cost Management (since May 2015); Vice President - Finance & Controller (since September 2012); Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance (since June 2003); Manager - Finance, Forging Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining AAM, Mr. Lynch served at Stellar Engineering for nine years in various capacities.

Christopher J. May, age 52, has been Vice President & Chief Financial Officer since August 2015. Prior to that, he served as Treasurer (since December 2011); Assistant Treasurer (since September 2008); Director of Internal Audit (since September 2005); Divisional Finance Manager - Metal Formed Products (since June 2003); Finance Manager - Three Rivers Manufacturing Facility (since August 2000); Manager, Financial Reporting (since November 1998) and Financial Analyst since joining AAM in 1994. Prior to joining AAM, Mr. May served as a Senior Accountant for Ernst & Young. Mr. May is a certified public accountant.

Norman Willemse, age 65, has been President - Metal Forming since August 2015. Prior to that, he served as Vice President - Metal Formed Product Business Unit (since December 2011); Vice President - Global Metal Formed Product Business Unit (since October 2008); Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining AAM in August 2001). Prior to joining AAM, Mr. Willemse served at AS Transmissions & Steering (ASTAS) for seven years as Executive Director Engineering Group Manager Projects and Engineering and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

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

Our business and financial condition have been, and may continue to be, adversely affected by the direct and indirect impact of COVID-19. Near the end of March 2020, COVID-19 began to disrupt global economic markets and led to significant reductions in global automotive production volumes. In an effort to mitigate the spread of COVID-19, many governmental and public health agencies in locations in which we operate implemented shelter-in-place orders or similar measures. As a result, we temporarily suspended production, or experienced a significant reduction in production volumes, in substantially all of our manufacturing facilities at various times during 2020. In 2021, we did not experience significant manufacturing downtime as a direct result of COVID-19.

The ultimate extent of the impact of COVID-19 on our business and financial condition will depend on future developments that are highly uncertain and cannot be predicted, such as the number of COVID-19 cases reported, vaccine effectiveness, the reimposition of shelter-in-place orders or similar measures and its impact on: consumers and sales of the vehicles we support, and our customers production levels, which are outside of our control. Our supply chain also may be disrupted due to supplier closures or bankruptcies. Our operations may also be impacted by interruptions due to the direct impact of, or precautionary measures associated with, COVID-19 at our locations or those of our customers or suppliers.

Further, COVID-19, and its indirect impact on the automotive industry, could exacerbate certain other risk factors below including, but not limited to, dependency on certain customers, dependency on certain global automotive market segments, risks and uncertainties associated with our company’s global operations, dependency on certain key manufacturing facilities, cyclicality in the automotive industry, disruptions in our supply chain and our customers’ supply chain, and our liquidity and compliance with debt covenants.

Our business has been, and could continue to be, adversely affected by disruptions in our supply chain and our customers' supply chain.

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

Our supply chain, as well as our customers' supply chain, is also at risk of unanticipated events such as pandemic or epidemic illness, natural disasters, industrial incidents, changes in governmental regulations and trade agreements, or financial or operational instability of suppliers that could cause a disruption in the supply of critical components to us and our customers. For example, the automotive industry has experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, global logistical constraints, increased transportation costs, higher labor costs and labor shortages. As a result, we have experienced increased volatility in our production schedules, including manufacturing downtime, often with little notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our financial condition. Furthermore, the indirect impact of COVID-19 on existing supply chain constraints, whether caused by or exacerbated by the pandemic, has and may continue to negatively affect our financial condition.

Our business could be adversely affected by volatility in the price or availability of raw materials, utilities, natural resources and transportation.

We may experience volatility, whether from inflation or otherwise, in the cost or availability of raw materials used in production, including steel, aluminum and other metallic materials, and resources used in electronic components, or in the cost or availability of utilities and natural resources used in our operations, such as electricity, water and natural gas. We may also experience volatility in the cost or availability of freight and logistics carriers as a result of supply chain constraints. If we are unable to pass such cost increases on to our customers, or are otherwise unable to mitigate these cost increases, or if we are unable to obtain adequate supply of raw materials, utilities and natural resources, this could have a material adverse effect on our results of operations and financial condition.

Our business is significantly dependent on sales to GM, Stellantis and Ford.

Sales to GM were approximately 37% of our consolidated net sales in 2021, 39% in 2020, and 37% in 2019. A reduction in our sales to GM, or a reduction by GM of its production of light truck, SUV or crossover vehicle programs that we support, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

Sales to Stellantis accounted for approximately 19% of our consolidated net sales in both 2021 and 2020, and 17% in 2019, and sales to Ford accounted for approximately 12% of our consolidated net sales in both 2021 and 2020, and 9% in 2019. A reduction in our sales to either Stellantis or Ford or a reduction by Stellantis or Ford of their production of the programs we support, as a result of market share losses or otherwise, could have a material adverse effect on our results of operations and financial condition.

Our business may also be adversely affected by reduced demand for the product programs we currently support, or anticipate supporting in the future, or if we do not obtain sales orders for successor programs that replace our current product programs, as a result of a shift in vehicle architecture from ICE to electrification, or otherwise.

Our business is dependent on our Guanajuato Manufacturing Complex.

A high concentration of our global business is supported by our Guanajuato Manufacturing Complex (GMC) in Mexico. GMC represents a significant portion of our net sales, profitability and cash flow from operations and we expect GMC to continue to represent a substantial portion of these metrics for the foreseeable future. A significant disruption to our GMC operations, as a result of changes in trade agreements between Mexico and the U.S., tariffs, tax law changes, labor disputes, natural disasters, availability of natural resources or utilities, pandemic or epidemic illness, or otherwise, could have a material adverse impact on our results of operations and financial condition.

A failure of our information technology (IT) networks and systems, or the impact of a cyber attack, could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of critical business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal or confidential information, including personally identifiable information, in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our business operations. We cannot be certain that the security measures we have in place to protect these systems and data will be successful or sufficient to protect our IT systems from current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed or lost. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, the disruption of our operations or damage to our reputation. In the future, we may be required to incur significant costs to protect against or repair damage caused by these disruptions or security breaches, or as a result of implementing business continuity processes in response to disruptions or security breaches.

Our company, our suppliers or our customers and their suppliers may not be able to successfully and efficiently manage the timing and costs of new product program launches.

Certain of our customers are preparing to launch new product programs for which we will supply newly developed products and related components.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or other future product programs on a timely and cost efficient basis.  Accordingly, the launch of new product programs may adversely affect production rates or other operational efficiency and profitability measures at our facilities. We may also experience difficulties with the performance of our supply chain, or the supply chains of customers and their suppliers, on program launches, which could result in our inability to meet our contractual obligations to key customers. Production shortfalls or production delays, if any, could result in our failure to effectively manage our manufacturing costs relating to these program launches. In addition, our customers may delay the launch or fail to successfully execute the launch of these new product programs, or any additional future product program for which we will supply products. Our revenues, operating results and financial condition could be adversely impacted if our customers fail to timely launch such programs or if we are unable to manage the timing requirements and costs of new product program launches.

Our company may not realize all of the revenue expected from our new and incremental business backlog.

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production, as well as the fluctuation in exchange rates for programs sourced in currencies other than our reporting currency. Further, as the percentage of our backlog associated with electric vehicle programs increases, these risks could be exacerbated due to uncertainty related to electric vehicles, including end-user acceptance rates. It is also possible that our customers may delay or cancel a product program that has been awarded to us. Our revenues, operating results and financial condition could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new and incremental business backlog.

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

Our company's ability to operate effectively could be impaired if we cannot attract and retain qualified personnel in key positions and functions.

Our success depends, in part, on the efforts of our executive officers and other key associates, such as engineers and global operational leadership. In addition, our future success will depend on, among other factors, our ability to continue to attract and retain qualified personnel, particularly engineers and other associates with critical expertise and skills that support key customers and products, including those supporting the expansion of our product portfolio into electrification. The loss of the services of our executive officers or other key associates, unexpected turnover, or the inability to attract or retain associates, could have a material adverse effect on our results of operations and financial condition.

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

The markets in which we compete are highly competitive. Our competitors include the in-house operations of certain vertically integrated OEMs, as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply. In addition to traditional competitors in the automotive sector, the trend towards advanced electronic integration and electrification has increased the level of new market entrants, including technology companies. Some of our competitors are affiliated with OEMs and others could have economic advantages as compared to our business, such as patents, existing underutilized capacity and lower wage and benefit costs. Technology, design, quality, delivery and cost are the primary elements of competition in our markets. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce costs. These strategies include supply base consolidation, OEM in-sourcing and global sourcing. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of new technology. Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not possess. Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

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

Risks Related to Liquidity, Indebtedness and the Capital Markets

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

Our business could be adversely affected by fluctuations in the global capital markets.

Our business and financial results are affected by fluctuations in the global financial markets, including interest rates and currency exchange rates. Failure to respond timely to these fluctuations, or failure to effectively hedge these risks when possible, could lead to a material adverse impact on our results of operations and financial condition. Future business operations and opportunities, including the expansion of our business outside North America, may further increase the risk that cash flows resulting from these global operations may be adversely affected by changes in interest rates or currency exchange rates.

The interest rates included in the agreements that govern our Senior Secured Credit Facilities and certain of our derivative financial instruments are based primarily on the London Interbank Offered Rate (LIBOR). In the future, use of LIBOR will be discontinued. Use of alternative interest rates could result in increased borrowing costs and volatility in the markets and interest rates.

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

As U.S. companies continue to expand globally, increased complexity exists due to recent changes to corporate tax codes, potential revisions to international tax law treaties and renegotiated trade agreements, including the United States-Mexico-Canada trade agreement. These uncertainties, as well as the potential impacts of these agreements, could have a material adverse effect on our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

Our business could be adversely impacted by global climate change or an inability to meet the expectations of our stakeholders related to environmental objectives.

Natural disasters or extreme weather conditions that occur as a result of global climate change could lead us, our customers or suppliers to experience significant disruptions in operations or availability of key components, which could lead to a material adverse impact on our results of operations and financial condition.

Further, various stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce, are increasing their expectations of companies to do their part to combat global climate change and its impact by conducting their operations in an environmentally sustainable manner. We have made public commitments to reduce emissions and conserve resources at our various facilities. A failure to respond to the expectations and initiatives of our stakeholders or achieve the environmental commitments we have made, could result in damage to our reputation and relationships with various stakeholders, as well as adverse impacts to our financial condition due to volatility in the cost or availability of capital, difficultly obtaining new business or entering into new supplier relationships, a possible loss of market share on our current product portfolio, or difficulty attracting and retaining a skilled workforce.

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
We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. We are also subject to examinations of these income tax returns by the relevant tax authorities. Any negative or unexpected outcomes of these examinations and audits, or any resulting litigation, could have a material adverse impact on our results of operations and financial condition.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The table below summarizes our global manufacturing locations and administrative, engineering or technical locations:

	Manufacturing				Corporate, Business Offices, Engineering and Technical Centers
Country	Driveline		Metal Forming

Brazil	1		1		—

China	4		1		2

Czech Republic	—		2		—

England	1		—		—

France	2		—		—

Germany	1		2		1

India	3		—		2

Japan	—		—		1

Luxembourg	—		—		1

Mexico	8	(a)	4	(b)	—

Poland	1		—		—

Scotland	1		—		—

South Korea	1		—		1

Spain	1		1		—

Sweden	—		—		1

Thailand	1		—		—

United States of America	3		22		5

Total	28		33		14
(a) The eight Driveline manufacturing locations in Mexico includes our Guanajuato Manufacturing Complex, which is comprised of six plants.
(b) The four Metal Forming manufacturing locations in Mexico includes our Ramos Manufacturing Complex, which is comprised of two plants.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.” We had approximately 166 stockholders of record as of February 8, 2022.

Dividends

We did not declare or pay any cash dividends on our common stock in 2021. Our Credit Agreement associated with our Senior Secured Credit Facilities limits our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6.    Selected Financial Data

The selected financial data previously required by Item 301 of Regulation S-K has been omitted as a result of SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

COMPANY OVERVIEW

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit with nearly 80 facilities in 17 countries, AAM is bringing the future faster for a safer and more sustainable future.

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 37% of our consolidated net sales in 2021, 39% in 2020, and 37% in 2019.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Chrysler Pacifica and the AWD Jeep Cherokee. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 19% of our consolidated net sales in both 2021 and 2020, and 17% in 2019.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Ford Bronco Sport, Ford Edge, Ford Escape, Lincoln Nautilus, and we sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in both 2021 and 2020, and 9% in 2019.

No other customer represented 10% or more of consolidated net sales during these periods.

COVID-19 UPDATE - DIRECT AND INDIRECT IMPACT OF THE PANDEMIC

Direct Impact of COVID-19

In March of 2020, COVID-19 was designated by the World Health Organization as a pandemic illness and began to significantly disrupt global automotive production. In an effort to mitigate the spread of COVID-19, many governmental and public health agencies in locations in which we operate implemented shelter-in-place orders or similar measures. The majority of our customers temporarily ceased or significantly reduced production near the end of March 2020, which continued into the second half of the second quarter of 2020. As a result, substantially all of our manufacturing facilities either temporarily suspended production or experienced significant reductions in volumes during this period.

By the end of the first quarter of 2020, our manufacturing locations in Asia, which were impacted by COVID-19 earlier than other global regions, began to stabilize and return to more normalized levels of production. We restarted operations in North America and Europe in May 2020, and we continued to ramp up production, along with our customers and supply base, through the remainder of 2020.

In 2021, we did not experience significant manufacturing downtime as a direct result of COVID-19. Our operations will depend on future developments, including the number of COVID-19 cases reported, vaccine effectiveness, the potential reimplementation of shelter-in-place orders, and customer production levels, which are outside of our control. We continue to monitor the impact of COVID-19 on our operations, as well as the operations of our customers and suppliers, as a resurgence in cases could have a sudden and significant impact on our operations, financial condition and financial results.

At AAM, safety is our first responsibility every day, in every facility, and that includes the health and wellness of our associates globally. In response to COVID-19, we have implemented several precautions for the health and safety of our associates, including increased sanitization efforts at our global facilities, social distancing, mask mandates, visitor restrictions, and remote work arrangements for certain associates, among other measures.

Indirect Impact of COVID-19 - Semiconductor Chip Shortage and Other Supply Chain Constraints

COVID-19 has indirectly impacted our operations and financial results primarily through supply chain disruptions that have been caused by, or exacerbated by, the pandemic. During 2021, the automotive industry experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. As a result, we have experienced increased volatility in our production schedules, including manufacturing downtime, often with little notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our results of operations and cash flows during this period. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue into 2022. Due to the ongoing uncertainty associated with these supply chain constraints, the ultimate impact on our net sales, results of operations and cash flows is unknown.

INDUSTRY TRENDS

There are a number of significant trends affecting the markets in which we compete. Intense competition, volatility in the price of raw materials, including steel, aluminum, and other metallic materials, and resources used in vehicle electrification and electronic components, labor shortages and increased labor costs, and significant pricing pressures remain. At the same time, there is a focus on investing in future products that will incorporate the latest technology and meet changing customer demands as certain original equipment manufacturers (OEMs) place increased emphasis on the development of battery and hybrid electric vehicles. The ability to respond timely to the continued advancement of technology and product innovation, as well as the capability to source programs on a global basis, are critical to attracting and retaining business in our global markets.

INCREASED INVESTMENT IN VEHICLE ELECTRIFICATION AND DEMAND FOR EMISSIONS REDUCTIONS The electrification of vehicles continues to expand, driven by a shift in focus by certain OEMs toward battery and hybrid electric vehicles, government regulations related to emissions, such as the Corporate Average Fuel Economy standards, and consumer demand for greater vehicle performance, enhanced functionality, increased electronic content and vehicle connectivity, reduced environmental impact and affordable convenience options. As vehicle electrification and electronic components become an increasingly larger focus for OEMs and suppliers, the industry has seen, and will likely continue to see, competition to develop and market new and alternative technologies, including from new market entrants such as non-traditional automotive companies and technology companies. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of this new technology. An area of focus will be the product development cycle and bridging the gap between the shorter development cycles of information technology (IT) software and controls and the longer development cycles of traditional powertrain components. OEMs and suppliers are developing new products, such as hybrid and electric vehicles and the associated vehicle components, and are improving existing products to reduce emissions through lightweighting and efficiency initiatives, such as higher speed transmissions, and downsized engines.

We are responding, in part, with ongoing research and development (R&D) activities to develop hybrid and electric driveline systems and related subsystems and components. We have recently entered into a technology development agreement with REE Automotive Ltd. (REE), a leader in e-mobility, to develop a new electric propulsion system for e-mobility which will incorporate AAM's next generation e-drive systems. In addition, through our relationship with Suzhou Inovance Automotive Ltd., a leading provider of automotive power electronics and powertrain systems in China, we have launched a scalable 3-in-1 e-drive system, which integrates an inverter, electric motor and gearbox. We are currently exploring additional opportunities to leverage our 3-in-1 e-drive system technology with customers in China and Europe. To date, our hybrid and electric driveline systems have been awarded multiple contracts and received multiple awards.

We are also continuing to enhance our product portfolio to allow us to meet our customers' needs for high performance vehicles with reduced emissions and reduced environmental impact. Through our e-drive systems, e-beam axle technology, lightweight axles, high-efficiency axles, all-wheel drive systems, high-strength connecting rod technology, refined vibration control systems and forged axle tubes, we have significantly advanced our efforts to improve ride and handling performance, while reducing emissions and mass. These efforts have led to new business awards and further position us to compete in the global marketplace.

INCREASED FOCUS ON ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) INITIATIVES AND REPORTING There has been a growing focus on ESG initiatives and reporting, including those related to Diversity, Equity, and Inclusion (DEI), by industry stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce. These topics are increasingly driving decisions made by our stakeholders. Particularly within the automotive industry, trends toward electrification and reduced emissions have increased focus on the environmental impact of OEMs and suppliers. The ability of OEMs and suppliers to continually communicate and meet expectations on ESG programs and initiatives will impact their competitive advantage to attract and retain business, as well as a skilled workforce.

We have responded to this trend by implementing and launching programs and initiatives addressing each topic under ESG. In 2021, we launched E4 (E-to-the-fourth), AAM’s energy and environmental sustainability program to drive continuous improvement in our operations by reducing energy consumption, green house gas (GHG) emissions and water use while minimizing waste and lessening the environmental impact of our production operations. Also, as part of our continued focus on reducing GHG emissions, we plan to utilize Science Based Targets (SBT) in the development of our next-generation environmental goals. The Science Based Targets initiative (SBTi) is a partnership between CDP (formerly known as the Climate Disclosure Project), the United Nations Global Compact, World Resources Institute (WRI) and the World Wide Fund for Nature (WWF) that drives ambitious climate action in the private sector by enabling companies to set greenhouse gas emissions reduction targets that are in line with what the latest climate science deems necessary to meet the goals of the Paris Agreement.

In 2021, we communicated our DEI statement to associates worldwide. Refer to Item 1. Business - Human Capital Management, for specific DEI highlights. Additionally, our corporate Policy Committee, which is led by the CEO and includes our top leaders, established a Sustainability Steering Committee to provide direction and leadership to achieve our sustainability objectives.

An in-depth review of non-financial metrics and strategies related to our ESG initiatives and programs is included in our annual Sustainability Report, which includes more details on our existing programs and initiatives and future objectives. This report and other ESG areas of focus, such as AAM’s leadership, are made available to stakeholders through our company website. While evolving expectations and reporting standards are driving increased ESG reporting, this trend aligns with our cultural values and commitment to profitably grow our business in a way that is sustainable and socially responsible.

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

GLOBAL AUTOMOTIVE PRODUCTION AND INDUSTRY CONSOLIDATION Our customers continue to design their products to meet demand in global markets and therefore require global support from their suppliers. For this reason, it is critical that suppliers maintain a global presence in these markets in order to compete for new contracts. We have business and engineering offices around the world to support our global locations and provide technical solutions to our customers on a regional basis, including in North America, which represents the largest portion of our core business, as well as in China and Europe where consumer acceptance of electric vehicles has been strong.

During 2021, the automotive industry experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue into 2022.

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

In addition to AAM's technology development relationships and organic growth in technology and processes, our strategic acquisitions and joint venture partnerships have provided us with complementary technologies, expanded our product portfolio, significantly diversified our global customer base, and strengthened our long-term financial profile through greater scale. The synergies achieved through our strategic initiatives have enhanced AAM's ability to compete in today's technological and regulatory environment, while remaining cost competitive through increased scale and integration.

EVOLUTION OF THE AUTOMOTIVE INDUSTRY AS DEMAND FOR AUTONOMOUS VEHICLES, CAR-SHARING AND RIDE-SHARING INCREASES A developing trend is the expectation that autonomous, self-driving cars will become more common with continued advancements in technology, including applications such as last mile delivery. Autonomous vehicles present many possible benefits, such as a reduction in traffic collisions caused by human error and reduced traffic congestion, but there are also foreseeable challenges such as liability for damage and software safety and reliability. The increased integration of electronics and vehicle connectivity that will likely be required in autonomous vehicle developments will provide an opportunity for suppliers, such as AAM, with advanced capabilities in this area to be competitive in this expanding market.

In addition to selling vehicles, OEMs are also increasingly focused on offering their own car-sharing rental businesses and ride-sharing services. Car-sharing typically allows consumers to rent a car for a short period of time, while ride-sharing matches people to available carpools or other services that provide on-demand mobility. With population growth, increased government regulations to ease congestion and generational shifts in preferences, it is expected that the markets for these services will continue to grow, which could cause a change in the type of vehicles utilized. However, the growth in this area has been curtailed by the impact of COVID-19, as social distancing recommendations have led to reduced utilization of ride-sharing services by consumers.

VOLUMES AND OUTLOOK

Our results of operations, financial condition and cash flows are significantly impacted by fluctuations in production volumes on the vehicle programs that we support. The following table represents historical and forecasted light vehicle production volumes in North America as our business is most significantly impacted by production volume fluctuations in this region. As our business is dependent on certain automotive segments, primarily the light truck, SUV and CUV segments, production volume fluctuations for the light vehicle market as a whole may not necessarily be indicative of the vehicle programs that we support.

	(units in millions, except percentages)
	2022 Outlook	% change	2021	% change	2020
North America	15.2	16.9%	13.0	—%	13.0

Source: IHS Markit January 2022

Production volumes in North America were flat in 2021 as compared to 2020. Production volumes in 2021 were adversely impacted by the semiconductor chip shortage and other supply chain disruptions while production volumes in 2020 were adversely impacted by temporary manufacturing facility closures due to COVID-19.

We expect production volumes in North America to be in the range of 14.8 to 15.2 million units in 2022, and we expect volumes in all other geographic regions in which we operate to increase in 2022, as compared to 2021. These expected increases are primarily the result of projected improvements in the supply chain as the disruptions that adversely impacted production volumes in 2021 diminish, including the impact of the semiconductor chip shortage on our customers.

The discussion of our Results of Operations and Liquidity and Capital Resources for 2020, as compared to 2019, can be found within "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 12, 2021, which discussion is incorporated herein by reference.

Our discussion of Reportable Segments for 2020, as compared to 2019 is included within the MD&A of this 2021 Annual Report on Form 10-K as these amounts have been retrospectively recast to reflect a reorganization of our segments that was completed in 2021.

RESULTS OF OPERATIONS

NET SALES

	Year Ended December 31,
(in millions)	2021	2020	Change	Percent Change
Net Sales	$5,156.6	$4,710.8	$445.8	9.5%

Our increase in sales in 2021, as compared to 2020, primarily reflects increased production volumes on the vehicle programs that we support, as net sales in 2020 were adversely impacted by an estimated $1,243 million associated with the decline in global automotive production as a result of COVID-19. Net sales for 2021, as compared to 2020, also increased by approximately $306 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases in sales were partially offset by a reduction in production volumes on certain vehicle programs that we support, which was primarily the result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $607 million for the year ended December 31, 2021.

COST OF GOODS SOLD

	Year Ended December 31,
(in millions)	2021	2020	Change	Percent Change
Cost of Goods Sold	$4,433.9	$4,128.1	$305.8	7.4%

The change in cost of goods sold in 2021, as compared to 2020, principally reflects the net increase in production volumes on the vehicle programs that we support as we estimate that cost of goods sold in 2020 was impacted by approximately $875 million associated with the decline in global automotive production as a result of COVID-19. Cost of goods sold also increased by approximately $384 million related to metal market pass-through costs and the impact of foreign exchange. These increases in cost of goods sold were partially offset by a reduction in production volumes, which was primarily the result of the semiconductor shortage, which we estimate reduced costs by approximately $419 million for the year ended December 31, 2021.

In 2021, one of our Major Customers announced its intention to cease production operations in Brazil in 2021 as part of their restructuring actions. This decision impacted certain of the programs that we support and, as a result, we accelerated depreciation on certain property, plant and equipment beginning in the first quarter of 2021. The impact on cost of goods sold of this acceleration was approximately $32 million in the year ended December 31, 2021.

Materials costs as a percentage of total cost of goods sold were approximately 60% in 2021 and 55% in 2020. Material costs as a percentage of cost of goods sold was impacted in 2020 as a result of lower product shipments driven by the impact of COVID-19, which drove lower material costs and caused fixed costs to be a greater component of cost of goods sold.

GROSS PROFIT

	Year Ended December 31,
(in millions)	2021	2020	Change	Percent Change
Gross Profit	$722.7	$582.7	$140.0	24.0%

Gross margin was 14.0% in 2021 as compared to 12.4% in 2020. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above. While we were able to significantly reduce our variable costs during 2020, the sharp decline in sales that began during the first quarter and extended into the second quarter of 2020 as a result of the impact of COVID-19, as well as the magnitude of the decline in sales, resulted in a reduction of both gross profit and gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	Year Ended December 31,
(in millions)	2021	2020	Change	Percent Change
Selling, General and Administrative Expenses	344.2	$313.9	$30.3	9.7%

SG&A as a percentage of net sales was 6.7% in both 2021 and 2020. R&D spending was $116.8 million in 2021 as compared to $117.4 million in 2020, which include customer engineering, design and development (ED&D) recoveries of approximately $15 million in both 2021 and 2020. The increase in SG&A in 2021, as compared to 2020, was primarily attributable to higher compensation-related expense, as temporary salary reductions were implemented in 2020 in response to COVID-19, and as a result of higher incentive compensation accruals in 2021.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense for the year ended December 31, 2021 was $85.8 million as compared to $86.6 million for the year ended December 31, 2020.

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

RESTRUCTURING AND ACQUISITION-RELATED COSTS Restructuring and acquisition-related costs were $49.4 million in 2021 and $67.2 million in 2020. As part of our restructuring actions, we incurred severance charges of approximately $2.9 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $40.3 million during 2021. In 2020, we incurred severance charges of approximately $22.3 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $36.1 million. We expect to incur approximately $20 million to $30 million of total restructuring costs in 2022.

Acquisition-related costs and integration charges of $6.2 million were incurred in 2021 as we completed our acquisition of a manufacturing facility in Emporium, Pennsylvania and furthered the integration of global enterprise planning (ERP) systems at legacy MPG locations. This compares to integration charges of $8.8 million in 2020. See Note 2 - Restructuring and Acquisition-Related Costs for further detail.

LOSS ON SALE OF BUSINESS In 2021, we completed the sale of our ownership interest in a consolidated joint venture. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.7 million. In 2020, we finalized certain customary post-closing calculations associated with the sale of the U.S. operations of our casting business that was completed in the fourth quarter of 2019, resulting in an additional loss on sale of $1.0 million. These losses are presented in the Loss on sale of business line item of our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020. See Note 16 - Acquisitions and Dispositions for further detail.

OPERATING INCOME (LOSS) Operating income (loss) was income of $240.6 million in 2021 as compared to a loss of $396.0 million in 2020. Operating margin was 4.7% in 2021 as compared to (8.4)% in 2020. The changes in operating income (loss) and operating margin in 2021, as compared to 2020, were due to the factors discussed in Net Sales, Cost of Goods Sold, Gross Profit, SG&A, Impairment Charges and Restructuring and Acquisition-Related Costs above.

INTEREST EXPENSE Interest expense was $195.2 million in 2021 and $212.3 million in 2020. The decrease in interest expense in 2021, as compared to 2020, was primarily the result of our ongoing debt reduction initiatives and the impact of our debt refinancing actions in 2021. The weighted-average interest rate of our total debt outstanding was 5.8% in 2021 and 5.6% in 2020. We expect our interest expense in 2022 to be approximately $175 million to $185 million.

INTEREST INCOME Interest income was $10.9 million in 2021 and $11.6 million in 2020. Interest income primarily includes interest earned on cash and cash equivalents, realized and unrealized gains and losses on our short-term investments during the period, and the impact of the interest rate differential on our fixed-to-fixed cross-currency swap.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2021 and 2020:

Debt refinancing and redemption costs In 2021, we made voluntary prepayments totaling $21.2 million on our Term Loan A Facility due 2024 and $238.8 million on our Term Loan B Facility due 2024. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Also in 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

In December 2020, we made a voluntary prepayment of $100 million on our Term Loan B Facility and paid approximately $15 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

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

Unrealized gain on equity securities We have an investment in the equity securities of REE, an e-mobility company that completed a merger with a Special Purpose Acquisition Company in the third quarter of 2021 and became a publicly traded entity. These equity securities are measured at fair value each reporting period with changes in fair value reported as an unrealized holding gain or loss within Other income (expense), net in our Consolidated Statement of Operations. As of December 31, 2021, our investment in REE shares was valued at $27.4 million resulting in an unrealized gain of $24.4 million for the year ended December 31, 2021.

Pension settlement charges In the fourth quarter of 2021, we purchased group annuity contracts from an insurance company to settle our pension obligations for certain U.S. plan participants. This resulted in a non-cash pre-tax settlement charge of $42.3 million in the fourth quarter of 2021 related to the accelerated recognition of certain deferred losses. In 2020, our restructuring activities resulted in the accelerated recognition of certain deferred losses under our pension plans totaling $0.5 million.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service costs, was expense of $3.2 million in 2021, compared to expense of $5.2 million in 2020.

INCOME TAX BENEFIT Income tax was a benefit of $4.7 million in 2021, as compared to a benefit of $49.2 million in 2020. Our effective income tax rate was (391.7)% in 2021 as compared to 8.1% in 2020.

In 2021, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of recognizing a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate.

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

Due to the uncertainty associated with the extent and ultimate impact of COVID-19 and the semiconductor shortage on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

NET INCOME (LOSS) ATTRIBUTABLE TO AAM AND EARNINGS (LOSS) PER SHARE (EPS) Net income (loss) attributable to AAM was income of $5.9 million in 2021 as compared to a loss of $561.3 million in 2020. Diluted earnings per share was $0.05 in 2021 as compared to a diluted loss of $4.96 per share in 2020. Net income (loss) and EPS were primarily impacted by the factors discussed above.

SEGMENT REPORTING

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under Accounting Standards Codification (ASC) 280 - Segment Reporting. In the first quarter of 2021, we completed a reorganization of our segments, which included moving certain locations that were previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the year ended December 31, 2020 and the year ended December 31, 2019 have been retrospectively recast to reflect this reorganization.

In the fourth quarter of 2019, we completed the sale of the U.S. operations of our former Casting segment (the Casting Sale). The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that had a major effect on our operations and financial results. As such, we continue to present Casting as a segment in the tables below, which is comprised entirely of the U.S. casting operations that were included in the sale.

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

The following tables outline our sales and Segment Adjusted EBITDA for each of our reportable segments for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31, 2021

	Driveline	Metal Forming	Casting	Total
Sales	$3,744.9	$1,762.2	$—	$5,507.1
Less: Intersegment sales	3.4	347.1	—	350.5
Net external sales	$3,741.5	$1,415.1	$—	$5,156.6

Segment adjusted EBITDA	$577.7	$255.6	$—	$833.3

	Year Ended December 31, 2020

	Driveline	Metal Forming	Casting	Total
Sales	$3,375.5	$1,652.0	$—	$5,027.5
Less: Intersegment sales	2.9	313.8	—	316.7
Net external sales	$3,372.6	$1,338.2	$—	$4,710.8

Segment adjusted EBITDA	$474.8	$245.0	$—	$719.8

	Year Ended December 31, 2019

	Driveline	Metal Forming	Casting	Total
Sales	$4,220.4	$2,062.7	$669.2	$6,952.3
Less: Intersegment sales	11.3	368.6	41.5	421.4
Net external sales	$4,209.1	$1,694.1	$627.7	$6,530.9

Segment adjusted EBITDA	$579.0	$348.3	$43.0	$970.3

The change in Driveline sales for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily reflects increased production volumes on the vehicle programs we support, as sales in 2020 were adversely impacted by an estimated $905 million associated with the decline in global automotive production as a result of COVID-19. Driveline sales for the year ended December 31, 2021, as compared to the year ended December 31, 2020, also increased by approximately $188 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes primarily as a result of the semiconductor shortage, the impact of which we estimate to be approximately $488 million for the year ended December 31, 2021.

The change in Driveline sales for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily reflects an estimated reduction of approximately $905 million associated with the impact of the decline in global automotive production as a result of COVID-19. The change in Driveline sales also reflects a reduction of approximately $41 million, associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These reductions in sales were partially offset as 2019 sales reflect a reduction associated with the GM work stoppage that occurred in the second half of 2019, and there was no such impact in 2020.

The increase in net sales in our Metal Forming segment for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily reflects increased production volumes on the vehicle programs we support, as sales in 2020 were adversely impacted by an estimated $338 million associated with the decline in global automotive production as a result of COVID-19. Metal Forming sales for the year ended December 31, 2021, as compared to the year ended December 31, 2020, also increased by approximately $118 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction in production volumes primarily as a result of the semiconductor shortage, the impact of which we estimate to be approximately $119 million for the year ended December 31, 2021.

The change in net sales in our Metal Forming segment for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily reflects an estimated reduction of approximately $338 million associated with the impact of the decline in global automotive production as a result of COVID-19. Also for the year ended December 31, 2020, as compared to the year ended December 31, 2019, Metal Forming sales were impacted by a reduction of approximately $40 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

We completed the Casting Sale in the fourth quarter of 2019, and therefore there are no net sales amounts presented for Casting in 2020 and 2021 as AAM no longer operates in this business.

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

For the year ended December 31, 2021, as compared to the year ended December 31, 2020, the increase in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to the net increase in production volumes on the vehicle programs that we support as sales in 2020 were adversely impacted by the decline in global automotive production as a result of COVID-19, as well as improved operating performance, including the favorable impact of our restructuring actions, partially offset by increased metal and commodity costs, labor costs and transportation costs.

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

For the year ended December 31, 2021, as compared to the year ended December 31, 2020, the increase in Metal Forming Segment Adjusted EBITDA was primarily attributable to the net increase in production volumes on the vehicle programs that we support as sales in 2020 were adversely impacted by the decline in global automotive production as a result of COVID-19, as well as improved operating performance, including the favorable impact of our restructuring actions, partially offset by increased metal and commodity costs, labor costs and transportation costs.

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

We completed the Casting Sale in the fourth quarter of 2019, and therefore there are no Segment Adjusted EBITDA amounts presented for Casting in 2020 and 2021 as AAM no longer operates in this business.

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

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss)	$5.9	$(561.1)	$(484.1)
Interest expense	195.2	212.3	217.3
Income tax benefit	(4.7)	(49.2)	(48.9)
Depreciation and amortization	544.3	521.9	536.9
EBITDA	$740.7	$123.9	$221.2
Restructuring and acquisition-related costs	49.4	67.2	57.8
Debt refinancing and redemption costs	34.0	7.9	8.4
Loss on sale of business	2.7	1.0	21.3
Impairment charges	—	510.0	665.0
Unrealized gain on equity securities	(24.4)	—	—
Pension settlements	42.3	0.5	9.8
Non-recurring items:
Malvern Fire charges, net of recoveries	(11.4)	9.3	—
Gain on bargain purchase of business	—	—	(10.8)
Other non-recurring items	—	—	(2.4)
Total Segment Adjusted EBITDA	$833.3	$719.8	$970.3

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures and working capital requirements, in addition to advancing our strategic initiatives. At December 31, 2021 we had nearly $1.5 billion of liquidity consisting of approximately $530 million of cash and cash equivalents, approximately $893 million of available borrowings under our Revolving Credit Facility and approximately $65 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2024. We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Senior Secured Credit Facilities and foreign credit facilities will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash provided by operating activities was $538.4 million in 2021 as compared to $454.7 million in 2020. The following factors impacted cash provided by operating activities:

Impact of COVID-19 We experienced increased earnings and cash flows from operating activities in 2021, as compared to 2020, as 2020 earnings and cash flows from operating activities were significantly impacted by a reduction in production volumes due to the impact of COVID-19.

Inventories In 2021, we experienced a decrease in year-over-year cash flow from operating activities of approximately $141 million related to the change in our inventories balance from December 31, 2020 to December 31, 2021, as compared to the change in our inventories balance from December 31, 2019 to December 31, 2020. This change was primarily attributable to increased inventory levels in 2021 as a result of volatility in production schedules and unexpected downtime at certain of our manufacturing facilities due primarily to the semiconductor shortage that is impacting the automotive industry. Cash flows from inventories were also impacted in 2021 by increased metal and commodity costs, increased labor costs, and increased transportation costs.

Accounts payable and accrued expenses We experienced an increase in year-over-year cash flow from operating activities of approximately $100 million related to the change in our accounts payable and accrued expenses balances from December 31, 2020 to December 31, 2021, as compared to the change in these balances from December 31, 2019 to December 31, 2020. This change was primarily attributable to the timing of payments to suppliers and increased inventory levels.

Interest paid Interest paid in 2021 was $184.9 million as compared to $192.4 million in 2020. The decrease in interest paid was primarily the result of our ongoing debt reduction initiatives and the impact of our debt refinancing actions in 2021. See Note 4 - Long-Term Debt for additional detail.

Income taxes Income taxes paid, net was $26.6 million in 2021, as compared to $2.1 million in 2020. During 2021, we received an income tax refund of approximately $6 million related to the utilization of net operating losses under the provisions of the CARES Act. During 2020, we received an income tax refund of approximately $31 million related to the utilization of net operating losses under the provisions of the CARES Act and an income tax refund of approximately $11 million related to prior alternative minimum tax credits. See Note 1 - Organization and Summary of Significant Accounting Policies for additional detail regarding the CARES Act. Also in 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a cash payment to the tax authorities of $18.5 million.

As of December 31, 2021 and December 31, 2020, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $23.4 million and $22.2 million, respectively.

Restructuring and acquisition-related costs We incurred $49.4 million and $67.2 million of charges related to restructuring and acquisition-related costs in 2021 and 2020, respectively, and a significant portion of these charges were cash charges. In 2022, we expect restructuring and acquisition-related payments to be between $20 million and $30 million for the full year.

Pension and other postretirement benefits (OPEB) Our cash payments for OPEB, net of GM cost sharing, were $14.2 million in 2021 and $12.5 million in 2020. This compares to our annual postretirement cost of $8.9 million in 2021 and $10.1 million in 2020. We expect our cash payments for OPEB obligations in 2022, net of GM cost sharing, to be approximately $16.5 million.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2022 to be less than $1.0 million.

Malvern Fire In 2021, we received $59.1 million of cash as reimbursements and advances under our insurance policies, of which $36.0 million was associated with operating expenses incurred as a result of the Malvern Fire and has been presented as an operating cash inflow in our Consolidated Statement of Cash Flows for the period. At December 31, 2021, we have an insurance recovery receivable of $11.3 million, which is included in Prepaid expenses and other in our Consolidated Balance Sheet.

In 2020, we received $11.1 million of cash as an advance under our insurance policies associated with expenses incurred as a result of the Malvern Fire. At December 31, 2020, we had an insurance recovery receivable of $43.1 million, which is included in Prepaid expenses and other in our Consolidated Balance Sheet. See Note 15 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

INVESTING ACTIVITIES For the year ended December 31, 2021, net cash used in investing activities was $161.1 million as compared to $218.4 million for the year ended December 31, 2020. Capital expenditures were $181.2 million in 2021 and $215.6 million in 2020. We expect our capital spending in 2022 to be 3.5% to 4% of sales, which includes support for our global program launches in 2022 and 2023 within our new and incremental business backlog, as well as program capacity increases and future launches of replacement programs.

In 2021, in addition to the $36.0 million of cash reimbursements and advances received under our insurance policies associated with operating expenses incurred as a result of the Malvern Fire, we received $23.1 million of cash associated with property, plant and equipment that was damaged or destroyed as a result of the Malvern Fire. This cash received has been classified as an investing cash inflow based on the nature of the associated loss incurred.

Also in 2021, we paid $4.9 million of cash for the acquisition of the Emporium, Pennsylvania Manufacturing Facility. See Note 16 - Acquisitions and Dispositions for further detail.

FINANCING ACTIVITIES Net cash used in financing activities was $401.4 million in 2021, compared to net cash used in financing activities of $214.5 million in 2020. Total debt outstanding, net of debt issuance costs, was $3,104.5 million at year-end 2021 and $3,455.0 million at year-end 2020. The change in total debt outstanding, net of issuance costs, at year-end 2021, as compared to year-end 2020, was primarily due to the factors noted below.

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

In June 2021, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into an agreement (the Agreement) amending the Second Amendment to the Credit Agreement. For the period from April 1, 2020 through March 31, 2022 (the Amendment Period), the Agreement modified a covenant in the Second Amendment restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to make certain voluntary payments and distributions of, or in respect of, certain senior unsecured notes of AAM during the Amendment Period, which modification permitted voluntary payments and redemptions of the 6.25% Notes due 2025 issued by AAM.

In 2021, we made voluntary prepayments totaling $238.8 million on our Term Loan B Facility due 2024 and $21.2 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In December 2020, we made a voluntary prepayment of $100 million on our Term Loan B Facility due 2024 and paid approximately $15 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

At December 31, 2021, $893.2 million was available under the Revolving Credit Facility. This availability reflects a reduction of $31.8 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

Redemption of 6.25% Notes due 2025 In 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

5.00% Notes due 2029 In the third quarter of 2021, we issued $600 million in aggregate principal amount of 5.00% Notes due 2029 (the 5.00% Notes). Proceeds from the 5.00% Notes were used to fund the redemption of the remaining $600 million of 6.25% Notes due 2025. We paid debt issuance costs of $9.2 million in the year ended December 31, 2021 related to the 5.00% Notes.

Redemption of 6.625% Notes due 2022 In 2020, we voluntarily redeemed our 6.625% Notes due 2022. This resulted in principal payments totaling $450.0 million and $7.7 million in accrued interest. We also expensed approximately $1.7 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $5.0 million for an early redemption premium.

6.875% Notes due 2028 In the second quarter of 2020, we issued $400 million in aggregate principal amount of 6.875% Notes due 2028 (the 6.875% Notes). Proceeds from the 6.875% Notes were used primarily to fund the redemption of the remaining $350 million of 6.625% Notes due 2022 and for general corporate purposes. We paid debt issuance costs of $6.4 million in the year ended December 31, 2020 related to the 6.875% Notes.

Foreign Credit Facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At December 31, 2021, $86.1 million was outstanding under our foreign credit facilities and an additional $65.1 million was available, as compared to December 31, 2020, when $88.8 million was outstanding under our foreign credit facilities and an additional $72.8 million was available.

Treasury stock Treasury stock increased by $4.3 million in 2021 to $216.3 million as compared to $212.0 million at year-end 2020, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of performance shares and restricted stock units.

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

	Corporate Family Rating	Senior Unsecured Notes Rating	Senior Secured Notes Rating	Outlook
Standard & Poor's	BB-	B+	BB+	Stable
Moody's Investors Services	B1	B2	Ba1	Positive

Dividend program We have not declared or paid any cash dividends on our common stock in 2021 or 2020.

Contractual obligations Our contractual obligations consist primarily of: 1) current and long-term debt; 2) operating and finance lease obligations; 3) obligated purchase commitments for capital expenditures and related project expense; 4) pension and other postretirement benefit obligations, net of GM cost sharing; and 5) interest obligations. Information regarding expected payments by period can be found in Item 8, "Financial Statements and Supplementary Data" in this Form 10-K at Note 4 - Long-Term Debt for our current and long-term debt obligations, Note 14 - Leasing for our operating and finance lease obligations, Note 11 - Commitments and Contingencies for purchase commitments related to capital expenditures and project expense, and Note 7 - Employee Benefit Plans for pension and other postretirement benefit obligations.

The expected future interest obligations associated with our current and long-term debt and finance lease obligations are as follows: $165.1 million in 2022, $155.7 million in 2023, $124.7 million in 2024, $106.5 million in 2025, $90.0 million in 2026, and $149.4 million in 2027 and thereafter.

Subsidiary Guarantees of Registered Debt Securities Our 6.875% Notes, 6.50% Notes, 6.25% Notes and 5.00% Notes (collectively, the Notes) are senior unsecured obligations of AAM, Inc. (Issuer); all of which are fully and unconditionally guaranteed, on a joint and several basis, by Holdings and substantially all domestic subsidiaries of AAM, Inc. and MPG Inc. (Subsidiary Guarantors). Holdings has no significant assets other than its 100% ownership in AAM, Inc. and MPG Inc., and no direct subsidiaries other than AAM, Inc. and MPG Inc.

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

The following represents summarized financial information of Holdings, AAM Inc. and the Subsidiary Guarantors (collectively, the Combined Entities). The information has been prepared on a combined basis and excludes any investments of AAM Holdings, AAM Inc., or the Subsidiary Guarantors in non-guarantor subsidiaries. Intercompany transactions and amounts between Combined Entities have been eliminated.

Statement of Operations Information	(in millions)
	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales	$3,983.0	$3,649.8
Gross profit	410.8	301.2
Loss from operations	(27.4)	(458.3)
Net loss	(158.6)	(521.3)

Balance Sheet Information	(in millions)
	December 31, 2021	December 31, 2020
Current assets	$1,034.6	$1,155.1
Noncurrent assets	2,524.2	2,765.2

Current liabilities	1,183.7	1,075.9
Noncurrent liabilities	3,791.1	4,233.6

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At December 31, 2021 and December 31, 2020, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $800 million and $660 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $655 million and $750 million, respectively.

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

As of December 31, 2021, we have a valuation allowance of approximately $201.7 million related to net deferred tax assets in several foreign jurisdictions and U.S. federal, state and local jurisdictions. As of December 31, 2020 and 2019, our valuation allowance was $208.0 million and $196.0 million, respectively.
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
Further, due to the uncertainty associated with the extent and ultimate impact of COVID-19 and the semiconductor shortage on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

Unrecognized Income Tax Benefits

We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position: and (2) for those positions that meet the "more likely than not" recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit). As of December 31, 2021 and 2020, we had a liability for unrecognized income tax benefits and related interest and penalties of $23.4 million and $22.2 million, respectively. We continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and adjust our estimated liability as necessary.
Other Income Tax Matters

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM believes that the proposed adjustment is without merit and we have contested the matter, which is currently under review in the IRS’s administrative appeals process. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements. As of December 31, 2021, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2021, is estimated to be in the range of approximately $275 million to $325 million. The cash flow impact in 2022 related to this issue is not expected to be significant as a result of available net operating losses and income tax credits.
In a matter of related interest, on May 5, 2020, the U.S Tax Court ruled against another U.S. corporation, finding that the income it earned through a Mexican branch of its Luxembourg subsidiary corporation was FBCSI. In that situation, the taxpayer appealed the U.S. Tax Court decision to the U.S. Court of Appeals for the Sixth Circuit. On December 6, 2021, the U.S. Court of Appeals affirmed, in a split decision, the Tax Court decision in favor of the IRS. On January 20, 2022, the taxpayer in the above referenced matter, filed a petition for rehearing. The court’s decision on whether such a rehearing will be granted is pending.

Notwithstanding the decisions rendered thus far in that case, and because our position is based upon different facts and circumstances, including but not limited to, differences in structure, and different income tax regulations in effect for our tax years under examination, we continue to believe, after consultation with tax and legal counsel that it is more likely than not that our structure does not give rise to FBCSI. We intend to continue to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.

PENSION AND OTHER POSTRETIREMENT BENEFITS In calculating our assets, liabilities and expenses related to pension and OPEB, key assumptions include the discount rate, expected long-term rates of return on plan assets, mortality projections and rates of increase in health care costs.

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2021, the weighted-average discount rates determined on that basis were 2.90% for the valuation of both our pension benefit obligations and the valuation of our OPEB obligations. The discount rate used in the valuation of our United Kingdom (U.K.) pension obligations were based on hypothetical yield curves developed from corporate bond yield information within each regional market. In 2021, the weighted-average discount rates determined on that basis were 1.85% for our U.K. plans. The expected weighted-average long-term rates of return on our plan assets were 7.00% for our U.S. plans, and 4.00% for our U.K. plans in 2021.

We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns. The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. Our investment policy allocates approximately 25% - 35% of the U.S. plans' assets to equity securities, depending on the plan, with the remainder invested in fixed income securities, hedge fund investments and cash.

The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2021, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2021, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$(48.2)	N/A
Increase in 2021 expense	$2.7	$2.7

No changes in benefit levels or in the amortization of gains or losses have been assumed.

For 2022, we assumed a weighted-average annual increase in the per-capita cost of covered health care benefits of 6.60% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2030 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have decreased total expense in 2021 and increased the postretirement obligation, net of GM cost sharing, at December 31, 2021 by $0.9 million and $17.9 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2021 and the postretirement obligation, net of GM cost sharing, at December 31, 2021 by $1.0 million and $27.6 million, respectively.

AAM and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2021, we estimated $213.2 million in future GM cost sharing. If, in the future, GM were unable to fulfill this financial obligation, our OPEB obligations could be different than our current estimates.

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

Our business is organized into two segments: Driveline and Metal Forming. Under the goodwill guidance, we determined that each of our segments represented a reporting unit. The determination of our reporting units and impairment indicators also require us to make significant judgments. At December 31, 2021 all goodwill was associated with our Driveline reporting unit. As a result of our goodwill impairment test completed in the fourth quarter of 2021, we determined that the fair value of our Driveline reporting unit exceeded its carrying value by approximately 30%. See Note 3 - Goodwill and Other Intangible Assets for further detail regarding our goodwill impairment analyses for the years 2021, 2020 and 2019.

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

Our warranty accrual was $59.5 million as of December 31, 2021 and $66.7 million as of December 31, 2020. During 2021 and 2020, we made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•significant disruptions in production, sales and/or supply as a result of public health crises, including pandemic or epidemic illness such as COVID-19, or otherwise;
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
•our ability to attract and retain qualified personnel in key positions and functions; and
•other unanticipated events and conditions that may hinder our ability to compete.

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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. At December 31, 2021 and December 31, 2020, we had currency forward contracts with a notional amount of $164.7 million and $178.2 million outstanding, respectively.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $15.0 million at December 31, 2021 and was approximately $16.2 million at December 31, 2020.

In 2019, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. In the first quarter of 2020, we discontinued this cross-currency swap, which was in an asset position of $9.8 million on the date it was discontinued. Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to-fixed cross currency swap is €200.0 million, which was equivalent to $226.9 million and $244.2 million at December 31, 2021 and December 31, 2020, respectively. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in foreign currency exchange rates, would be approximately $22.7 million at December 31, 2021 and was approximately $24.4 million at December 31, 2020.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2021, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $750.0 million through May 2022, $600.0 million through May 2023 and $500.0 million through May 2024.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 18% of our weighted-average interest rate at December 31, 2021) on our long-term debt outstanding at December 31, 2021 would be approximately $4.2 million and was approximately $6.0 million at December 31, 2020, on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Item 8.    Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2021	2020	2019
	(in millions, except per share data)

Net sales	$5,156.6	$4,710.8	$6,530.9

Cost of goods sold	4,433.9	4,128.1	5,628.3

Gross profit	722.7	582.7	902.6

Selling, general and administrative expenses	344.2	313.9	364.7

Amortization of intangible assets	85.8	86.6	95.4

Impairment charges (Note 3 and Note 16)	—	510.0	665.0

Restructuring and acquisition-related costs	49.4	67.2	57.8

Loss on sale of business (Note 16)	2.7	1.0	21.3

Operating income (loss)	240.6	(396.0)	(301.6)

Interest expense	(195.2)	(212.3)	(217.3)

Interest income	10.9	11.6	5.8

Other income (expense)
Debt refinancing and redemption costs	(34.0)	(7.9)	(8.4)
Gain on bargain purchase of business	—	—	10.8
Pension settlement charges	(42.3)	(0.5)	(9.8)
Unrealized gain on equity securities	24.4	—	—
Other expense, net	(3.2)	(5.2)	(12.5)

Income (loss) before income taxes	1.2	(610.3)	(533.0)

Income tax benefit	(4.7)	(49.2)	(48.9)

Net income (loss)	$5.9	$(561.1)	$(484.1)

Net income attributable to noncontrolling interests	—	(0.2)	(0.4)

Net income (loss) attributable to AAM	$5.9	$(561.3)	$(484.5)

Basic earnings (loss) per share	$0.05	$(4.96)	$(4.31)

Diluted earnings (loss) per share	$0.05	$(4.96)	$(4.31)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2021	2020	2019
	(in millions)
Net income (loss)	$5.9	$(561.1)	$(484.1)

Other comprehensive income (loss)
Defined benefit plans, net of $(18.2) million, $12.7 million and $3.0 million of tax in 2021, 2020 and 2019, respectively	69.1	(51.1)	(18.3)
Foreign currency translation adjustments	(10.2)	(0.2)	(4.6)
Changes in cash flow hedges, net of tax of $(3.9) million, $1.3 million and $6.1 million in 2021, 2020 and 2019, respectively	8.5	(4.4)	(14.6)
Other comprehensive income (loss)	67.4	(55.7)	(37.5)

Comprehensive income (loss)	$73.3	$(616.8)	$(521.6)

Net income attributable to noncontrolling interests	—	(0.2)	(0.4)
Foreign currency translation adjustments attributable to noncontrolling interests	—	0.3	—

Comprehensive income (loss) attributable to AAM	$73.3	$(616.7)	$(522.0)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Balance Sheets
December 31,

	2021	2020
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$530.2	$557.0
Accounts receivable, net	762.8	793.2
Inventories, net	410.4	323.2
Prepaid expenses and other	152.6	203.6
Total current assets	1,856.0	1,877.0

Property, plant and equipment, net	1,996.1	2,163.8
Deferred income taxes	121.1	107.8
Goodwill	183.8	185.7
Other intangible assets, net	697.2	780.7
GM postretirement cost sharing asset	201.1	237.0
Operating lease right-of-use assets	123.7	116.6
Other assets and deferred charges	456.7	447.7
Total assets	$5,635.7	$5,916.3

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$18.8	$13.7
Accounts payable	612.8	578.9
Accrued compensation and benefits	195.2	170.9
Deferred revenue	28.1	23.4
Current portion of operating lease liabilities	24.6	22.6
Accrued expenses and other	160.4	169.8
Total current liabilities	1,039.9	979.3

Long-term debt, net	3,085.7	3,441.3
Deferred revenue	94.8	91.0
Deferred income taxes	13.5	13.2
Long-term portion of operating lease liabilities	99.9	94.4
Postretirement benefits and other long-term liabilities	844.1	923.9
Total liabilities	5,177.9	5,543.1

Stockholders' equity
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2021 or 2020	—	—
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2021 or 2020	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
122.5 million and 121.3 million shares issued as of December 31, 2021 and December 31, 2020, respectively	1.3	1.2
Paid-in capital	1,351.5	1,333.3
Accumulated deficit	(313.9)	(319.8)
Treasury stock at cost, 8.5 million shares in 2021 and 8.0 million shares in 2020	(216.3)	(212.0)
Accumulated other comprehensive loss
Defined benefit plans, net of tax	(241.9)	(311.0)
Foreign currency translation adjustments	(111.3)	(101.1)
Unrecognized loss on cash flow hedges, net of tax	(11.6)	(20.1)
Total AAM stockholders' equity	457.8	370.5
Noncontrolling interests in subsidiaries	—	2.7
Total stockholders' equity	457.8	373.2
Total liabilities and stockholders' equity	$5,635.7	$5,916.3

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Cash Flows
Year Ended December 31,

	2021	2020	2019
	(in millions)
Operating activities
Net income (loss)	$5.9	$(561.1)	$(484.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	544.3	521.9	536.9
Impairment charges	—	510.0	667.9
Deferred income taxes	(27.2)	(34.1)	(94.6)
Stock-based compensation	18.2	19.4	22.4
Pensions and other postretirement benefits, net of contributions	19.9	(15.7)	(8.8)
Loss on sale of business, net	2.7	1.0	10.5
Loss on disposal of property, plant and equipment, net	5.8	20.6	4.1
Unrealized gain on equity securities	(24.4)	—	—
Debt refinancing and redemption costs	34.0	7.9	8.4
Changes in operating assets and liabilities, net of amounts acquired or disposed
Accounts receivable	23.1	28.9	63.9
Inventories	(87.7)	53.7	56.1
Accounts payable and accrued expenses	62.7	(37.1)	(97.7)
Deferred revenue	13.3	5.5	(17.9)
Other assets and liabilities	(52.2)	(66.2)	(107.5)
Net cash provided by operating activities	538.4	454.7	559.6

Investing activities
Purchases of property, plant and equipment	(181.2)	(215.6)	(433.3)
Proceeds from sale of property, plant and equipment	2.0	1.7	5.0
Purchase buyouts of leased equipment	—	(0.1)	(0.9)
Final settlement on sale of business	—	(4.4)	—
Proceeds from sale of business, net	1.0	—	141.2
Acquisition of business, net of cash acquired	(4.9)	—	(9.4)
Investment in affiliates	(1.1)	—	(9.2)
Proceeds from insurance claim (Note 15)	23.1	—	—
Net cash used in investing activities	(161.1)	(218.4)	(306.6)

Financing activities
Proceeds from Revolving Credit Facility	—	350.0	—
Payments of Revolving Credit Facility	—	(350.0)	—
Proceeds from issuance of long-term debt	634.7	408.0	356.3
Payments of long-term debt	(1,017.6)	(607.2)	(544.4)
Debt issuance costs	(9.2)	(11.0)	(3.3)
Purchase of treasury stock	(4.3)	(2.7)	(7.5)
Finance lease obligations and other	(5.0)	(1.6)	(1.1)
Net cash used in financing activities	(401.4)	(214.5)	(200.0)

Effect of exchange rate changes on cash	(2.7)	3.2	0.1

Net increase (decrease) in cash, cash equivalents and restricted cash	(26.8)	25.0	53.1

Cash, cash equivalents and restricted cash at beginning of year	557.0	532.0	478.9

Cash, cash equivalents and restricted cash at end of year	$530.2	$557.0	$532.0

Supplemental cash flow information
Interest paid	$184.9	$192.4	$205.4
Income taxes paid, net	$26.6	$2.1	$57.1
Non-cash investing activities: Deferred consideration for acquisition of business	$10.0	$—	$—
Non-cash investing activities: Debt security received for sale of U.S. Casting	$—	$—	$60.0
See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock			Retained Earnings		Accumulated Other	Noncontrolling
	Shares	Par	Paid-in	(Accumulated	Treasury	Comprehensive	Interest
	Outstanding	Value	Capital	Deficit)	Stock	Loss	in Subsidiaries
	(in millions)

Balance at January 1, 2019	111.7	$1.2	$1,292.6	$703.5	$(201.8)	$(311.6)	$2.4

Net income (loss)				(484.5)			0.4
Changes in cash flow hedges						(14.6)
Foreign currency translation adjustments						(4.6)	—
Defined benefit plans, net						(18.3)
Vesting of restricted stock units and performance shares	1.3
Stock-based compensation			21.3
Modified-retrospective application of ASU 2016-02				1.9
Adoption of ASU 2018-02				27.7		(27.7)
Purchase of treasury stock	(0.4)				(7.5)
Balance at December 31, 2019	112.6	$1.2	$1,313.9	$248.6	$(209.3)	$(376.8)	$2.8

Net income (loss)				(561.3)			0.2
Changes in cash flow hedges						(4.4)
Foreign currency translation adjustments						0.1	(0.3)
Defined benefit plans, net						(51.1)
Vesting of restricted stock units and performance shares	1.1
Stock-based compensation			19.4
Modified-retrospective application of ASU 2016-13				(7.1)
Purchase of treasury stock	(0.4)				(2.7)
Balance at December 31, 2020	113.3	$1.2	$1,333.3	$(319.8)	$(212.0)	$(432.2)	$2.7

Net income				5.9			—
Changes in cash flow hedges						8.5
Foreign currency translation adjustments						(10.2)	—
Defined benefit plans, net						69.1
Vesting of restricted stock units and performance shares	1.2	0.1
Stock-based compensation			18.2
Purchase of treasury stock	(0.5)				(4.3)
Sale of business (Note 16)							(2.7)
Balance at December 31, 2021	114.0	$1.3	$1,351.5	$(313.9)	$(216.3)	$(364.8)	$—

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit with nearly 80 facilities in 17 countries, AAM is bringing the future faster for a safer and more sustainable future.

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

Amounts due from customers are stated net of allowances for credit losses. We determine our allowances by considering our expected credit losses, in addition to factors such as our previous loss history, customers' ability to pay their obligations to us, and the condition of the general economy and industry as a whole. The allowance for credit losses was $2.2 million and $4.5 million as of December 31, 2021 and 2020, respectively. We write-off accounts receivable when they become uncollectible.

We have agreements in place with factoring companies to sell customer receivables on a nonrecourse basis from certain of our locations in Europe and Asia. The factoring companies collect payment for the sold receivables and AAM has no continuing involvement with such receivables.

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

INVENTORIES We state our inventories at the lower of cost or net realizable value. The cost of our inventories is determined using the first-in-first-out method.  When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not saleable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	December 31,
	2021	2020
	(in millions)
Raw materials and work-in-progress	$339.7	$276.2
Finished goods	89.3	70.4
Gross inventories	429.0	346.6
Inventory valuation reserves	(18.6)	(23.4)
Inventories, net	$410.4	$323.2

MAINTENANCE, REPAIR AND OPERATIONS (MRO) MATERIALS We include all spare parts and other durable materials for machinery and equipment that are consumed in the manufacturing process in MRO, which is included in Other assets and deferred charges in our Consolidated Balance Sheets. MRO assets are capitalized at actual cost and amortized on a straight-line basis over a useful life of six years, beginning from their purchase date. Repair costs for MRO assets are expensed in the period incurred. Amortization expense related to MRO was $61.6 million, $62.4 million and $67.7 million for 2021, 2020 and 2019, respectively.

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

We record depreciation and tooling amortization using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $396.9 million, $372.9 million and $373.8 million in 2021, 2020 and 2019, respectively.

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2021	2020
	(years)	(in millions)
Land	Indefinite	$47.7	$49.2
Land improvements	10-15	26.8	26.3
Buildings and building improvements	15-40	635.8	554.3
Machinery and equipment	3-12	3,700.3	3,703.7
Construction in progress		171.2	122.1
		4,581.8	4,455.6
Accumulated depreciation and amortization		(2,585.7)	(2,291.8)
Property, plant and equipment, net		$1,996.1	$2,163.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021, 2020 and 2019, we had unpaid purchases of plant and equipment in our accounts payable of $20.1 million, $20.4 million and $46.0 million, respectively.

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

LEASING We record a right of use asset and lease liability when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, if such term exceeds 12 months. Options to extend or terminate the agreements have been included in the relevant lease term to the extent that they are reasonably certain to be exercised. For agreements that contain both lease and non-lease components, we account for these agreements as a single lease component for all classes of underlying assets. See Note 14 - Leasing, for more detail on our leases.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the expected life of the borrowings. As of December 31, 2021 and December 31, 2020, our unamortized debt issuance costs were $42.3 million and $57.8 million, respectively. Debt issuance costs associated with our senior unsecured notes, as well as our Term Loan A Facility due 2024 and Term Loan B Facility (as defined in Note 4 - Long-Term Debt), are recorded as a reduction to the related debt liability. Debt issuance costs of $8.9 million and $12.2 million related to our Revolving Credit Facility (also as defined in Note 4 - Long-Term Debt), are classified as Other assets and deferred charges on our Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and classified as Debt refinancing and redemption costs on our Consolidated Statements of Operations.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CURRENCY TRANSLATION AND REMEASUREMENT We translate the assets and liabilities of our foreign subsidiaries to United States (U.S.) dollars at end-of-period exchange rates. We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. These foreign currency gains and losses resulted in net losses of $1.7 million, $0.5 million and $6.5 million for the years 2021, 2020 and 2019, respectively, in Other expense, net.

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

STOCK-BASED COMPENSATION AND OTHER INCENTIVE COMPENSATION We award stock-based compensation in the form of restricted stock units (RSUs) and performance shares. For the RSUs, the grant date fair value is measured as the stock price at the date of grant. For certain performance based awards, fair value is estimated using valuation techniques that require management to use estimates and assumptions. Certain awards require that management's estimates and assumptions be evaluated at each reporting date to determine if compensation expense related to the award should be adjusted, both on a catch-up and go-forward basis.

We also award incentive compensation in the form of long-term cash awards (LTCAs) and performance units (PUs). We grant the LTCAs payable in cash to certain associates which vest in full over a three-year period. We also grant PUs payable in cash to officers and certain other associates which vest in full over a three-year performance period and are based primarily on AAM's three-year cumulative free cash flow.

Compensation expense is recognized over the period during which the requisite service is provided, referred to as the vesting period. See Note 8 - Stock-Based Compensation and Other Incentive Compensation, for more detail on our accounting for stock-based compensation and other incentive compensation.

RESEARCH AND DEVELOPMENT COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statements of Operations. R&D spending was $116.8 million, $117.4 million and $144.7 million in 2021, 2020 and 2019, respectively. In both 2021 and 2020, our R&D amounts reflect customer engineering, design and development recoveries of approximately $15.0 million.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
EARNINGS (LOSS) PER SHARE (EPS) We present EPS using the two-class method. This method allocates undistributed earnings between common shares and non-vested share based payment awards that entitle the holder to non-forfeitable dividend rights. Our participating securities are our non-vested restricted stock units. See Note 10 - Earnings (Loss) Per Share (EPS), for more detail on our accounting for EPS.

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

EFFECT OF NEW ACCOUNTING STANDARDS

Standards Recently Adopted
Accounting Standard Update 2021-08
On October 28, 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2021-08 - Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance amends previous guidance to now require that an acquirer recognize contract assets and liabilities obtained as part of a business combination in accordance with Accounting Standard Codification (ASC) Topic 606 - Revenue from Contracts with Customers. This guidance becomes effective at the beginning of our 2023 fiscal year, however, early adoption was permitted and we elected to adopt this guidance early as of December 31, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements as the business combination completed during 2021 did not include material contract assets or contract liabilities. See Note 16 - Acquisitions and Dispositions for additional information.
Accounting Standard Update 2020-04
On March 12, 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848) and has subsequently issued ASU 2021-01 - Reference Rate Reform (Topic 848). This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR).
At December 31, 2021, we have completed our analysis to identify the contracts that include LIBOR as the referenced rate and have concluded that these contracts are comprised primarily of those related to our Senior Secured Credit Facilities and our variable-to-fixed interest rate swap. See Note 4 - Long-Term Debt for additional detail on our Senior Secured Credit Facilities and Note 5 - Derivatives and Risk Management for additional detail on our interest rate swap. This guidance was available for adoption immediately following issuance on March 12, 2020 and may be implemented in any period prior to the guidance expiration on December 31, 2022. We have elected to adopt this guidance as of December 31, 2021 and the adoption of this guidance did not have a material impact on our financial statements.
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Standards Not Yet Adopted
Accounting Standard Updated 2021-10
On November 17, 2021, the FASB issued ASU 2021-10 - Government Assistance (Topic 832). This guidance establishes requirements for annual disclosures about certain types of material government assistance, including government grants and tax credits. This guidance becomes effective at the beginning of our 2022 fiscal year, and we expect to prospectively adopt this guidance on January 1, 2022. We do not expect this guidance to have a material impact on our consolidated financial statements.
CORONAVIRIUS AID, RELIEF, AND ECONOMIC SECURITY ACT
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020 in the United States. The key provisions of the CARES Act, as applicable to AAM, included the following:
•The ability to use net operating losses (NOLs) to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017, and to carry back NOLs to offset prior year income for five years. These are temporary provisions that apply to NOLs incurred in 2018, 2019 or 2020 tax years. We recognized a tax benefit of $5.2 million for the year ended December 31, 2021 and $14.4 million for the year ended December 31, 2020 related to our ability to carry back prior year losses under the CARES Act to years with the previous 35% tax rate. We received an income tax refund of approximately $6.0 million during 2021 and an income tax refund of approximately $31.0 million during 2020 as a result of these provisions of the CARES Act.
•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount to be paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. In the year ended December 31, 2021 we paid $7.6 million of deferred social security taxes, and the remaining $7.6 million of deferred social security taxes will be paid in 2022.
•The ability to claim an Employee Retention Credit (ERC), which is a refundable payroll tax credit, for 50% of qualified wages or benefits, subject to certain limitations, that are paid to an employee when they are not providing services due to COVID-19. The ERC applies to qualified wages paid or incurred during the period March 13, 2020 through December 31, 2020 and is available to eligible employers whose operations were fully or partially suspended due to COVID-19, or whose gross receipts declined by more than 50% when compared to the applicable period in the prior year. At December 31, 2021, we have a refundable ERC amount of $2.6 million included in Prepaid expenses and other in our Consolidated Balance Sheet.

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
In the first quarter of 2020, we initiated a new global restructuring program (the 2020 Program) that superseded the 2019 Program. The primary objectives of the 2020 Program are to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business, and to structurally adjust our operations to a new level of market demand based on the impact of COVID-19. We expect to incur costs under the 2020 Program into 2023.
In 2021, we completed our acquisition of a manufacturing facility in Emporium, Pennsylvania (Emporium), and subsequently determined that we will cease production at the facility and relocate the production capacity to other AAM manufacturing facilities. As a result, during 2021 we incurred restructuring charges related to the anticipated closure of the facility, and expect to incur costs associated with the closure of the facility through 2022. See Note 16 - Acquisitions and Dispositions for further detail.
A summary of our restructuring activity for the years 2021, 2020 and 2019 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at January 1, 2019	$2.4	$1.6	$4.0
Charges	19.4	20.4	39.8
Cash utilization	(17.0)	(14.6)	(31.6)
Accrual at December 31, 2019	4.8	7.4	12.2
Charges	22.3	36.1	58.4
Cash utilization	(25.4)	(33.7)	(59.1)
Accrual at December 31, 2020	1.7	9.8	11.5
Charges	2.9	40.3	43.2
Cash utilization	(3.9)	(47.4)	(51.3)
Accrual at December 31, 2021	$0.7	$2.7	$3.4
As part of our restructuring actions during 2021, we incurred severance charges of approximately $2.9 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $40.3 million. We incurred $39.5 million of restructuring costs in 2021 under the 2020 Program, and incurred $3.7 million of costs associated with the anticipated closure of Emporium. We have incurred $87.3 million of total restructuring costs under the 2020 Program since inception.
Approximately $4.7 million and $6.5 million of our total restructuring costs in 2021 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
In 2020, we incurred severance charges of approximately $22.3 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $36.1 million. Approximately $19.3 million and $16.0 million of our total restructuring costs in 2020 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
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
We expect to incur approximately $20 million to $30 million of total restructuring charges in 2022, substantially all of which are under the 2020 Program.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2021, we completed our acquisition of Emporium, and in 2019, we completed our acquisition of certain operations of Mitec Automotive AG. We also continue to incur integration costs related to our acquisition of MPG in 2017. The following table represents a summary of charges incurred in 2021, 2020 and 2019 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total

2021 Charges	$0.4	$5.8	$6.2
2020 Charges	—	8.8	8.8
2019 Charges	1.8	16.2	18.0
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with the acquisitions.
Total restructuring charges and acquisition-related charges of $49.4 million, $67.2 million and $57.8 million are shown on a separate line item titled "Restructuring and Acquisition-Related Costs" in our Consolidated Statements of Operations for 2021, 2020 and 2019, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the year ended December 31, 2021 and the year ended December 31, 2020:

	Driveline	Metal Forming	Consolidated
	(in millions)
Balance as of January 1, 2020	$398.3	$300.8	$699.1
Impairment charge	(210.8)	(299.2)	(510.0)
Foreign currency translation	(1.8)	(1.6)	(3.4)
Balance as of December 31, 2020	$185.7	$—	$185.7
Foreign currency translation	(1.9)	—	(1.9)
Balance as of December 31, 2021	$183.8	$—	$183.8

We conduct our annual goodwill impairment test in the fourth quarter of each year, as well as whenever adverse events or changes in circumstances indicate a possible impairment. In performing this test, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. Fair value of each reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate discount and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. We completed our annual goodwill impairment test for our Driveline reporting unit in the fourth quarter of 2021 and no impairment was identified.

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

These impairment charges were primarily the result of a decline in the projected cash flows of these reporting units under our revised long-range plan completed in the first quarter of 2020. The revision to our long-range plan was driven by lower forecasted sales volumes in the internal and external data sources used to form our projections primarily due to the reduction in global automotive production volumes caused by the impact of COVID-19. The impairment charges were also the result of changes in certain market-related inputs to the analysis to reflect macro-economic changes caused by the impact of COVID-19, including increased discount rates and lower pricing multiples for comparable public companies. At December 31, 2021, accumulated goodwill impairment losses were $1,435.5 million.

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

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization, as of December 31, 2021 and December 31, 2020:

	December 31,			December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$47.3	$(37.0)	$10.3	$47.6	$(33.9)	$13.7
Customer platforms	856.2	(301.3)	554.9	856.2	(237.9)	618.3
Customer relationships	53.0	(16.2)	36.8	53.0	(12.8)	40.2
Technology and other	156.1	(60.9)	95.2	156.7	(48.2)	108.5
Total	$1,112.6	$(415.4)	$697.2	$1,113.5	$(332.8)	$780.7

Amortization expense for our intangible assets was $85.8 million for the year ended December 31, 2021, $86.6 million for the year ended December 31, 2020, and $95.4 million for the year ended December 31, 2019. Amortization expense for the years 2022 through 2026 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. LONG-TERM DEBT

Long-term debt, net consists of the following:

	December 31,
	2021	2020
	(in millions)
Revolving credit facility	$—	$—
Term Loan A Facility due 2024	301.8	323.0
Term Loan B Facility due 2024	850.0	1,088.8
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	400.0	400.0
6.25% Notes due 2025	—	700.0
5.00% Notes due 2029	600.0	—
Foreign credit facilities	86.1	88.8
Total debt	3,137.9	3,500.6
Less: Current portion of long-term debt	18.8	13.7
Long-term debt	3,119.1	3,486.9
Less: Debt issuance costs	33.4	45.6
Long-term debt, net	$3,085.7	$3,441.3

SENIOR SECURED CREDIT FACILITIES In 2017, Holdings and American Axle & Manufacturing, Inc. (AAM Inc.) entered into a credit agreement (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto. The Credit Agreement, as amended in July 2019 (First Amendment), includes a $340 million term loan A facility (the Term Loan A Facility due 2024, a $1.55 billion term loan B facility (the Term Loan B Facility due 2024) and a $925 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility due 2024 and the Term Loan B Facility due 2024, the Senior Secured Credit Facilities). The Term Loan A Facility due 2024 and the Term Loan B Facility due 2024 have been paid down from the original amounts through both scheduled and voluntary payments. There are no current maturities under the Term Loan A due 2024 and there are no scheduled payments under the Term Loan B due 2024 until maturity.

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

In June 2021, Holdings, AAM, Inc., and certain subsidiaries of Holdings entered into an agreement (the Agreement) amending the Second Amendment to the Credit Agreement. For the Amendment Period, the Agreement modified a covenant in the Second Amendment restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to make certain voluntary payments and distributions of, or in respect of, certain senior unsecured notes of AAM during the Amendment Period, which modification permits voluntary payments and redemptions of the 6.25% Notes due 2025 issued by AAM.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2019, we used a portion of the cash proceeds from the sale of the U.S. operations of our Casting segment (the Casting Sale) to make a payment on our Term Loan B Facility Due 2024, which included a principal payment of $59.8 million and $0.4 million in accrued interest. We also expensed approximately $1.0 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

In December 2020, we made a voluntary prepayment of $100 million on our Term Loan B Facility and paid approximately $15 million on our Term Loan A Facility due 2024. As a result, we expensed approximately $1.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

In 2021, we made voluntary prepayments totaling $21.2 million on our Term Loan A Facility due 2024 and $238.8 million on our Term Loan B Facility due 2024. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

At December 31, 2021, $893.2 million was available under the Revolving Credit Facility. This availability reflects a reduction of $31.8 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

5.00% NOTES DUE 2029 In the third quarter of 2021, we issued $600 million in aggregate principal amount of 5.00% Notes due 2029 (the 5.00% Notes). Proceeds from the 5.00% Notes were used to fund a portion of the redemption of the 6.25% Notes due 2025 described below. We paid debt issuance costs of $9.2 million in the twelve months ended December 31, 2021 related to the 5.00% Notes.

REDEMPTION OF 6.25% NOTES DUE 2025 In 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

6.875% NOTES DUE 2028 In 2020, we issued $400 million in aggregate principal amount of 6.875% Notes due 2028 (the 6.875% Notes). Proceeds from the 6.875% Notes were used primarily to fund a portion of the redemption of the 6.625% Notes due 2022 described below and for general corporate purposes. We paid debt issuance costs of $6.4 million in the year ended December 31, 2020 related to the 6.875% Notes.

REDEMPTION OF 6.625% NOTES DUE 2022 In 2020, we voluntarily redeemed the remaining amount outstanding under our 6.625% Notes due 2022. This resulted in principal payments totaling $450.0 million and $7.7 million in accrued interest. We also expensed approximately $1.7 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $5.0 million for an early redemption premium.

REDEMPTION OF 7.75% NOTES DUE 2019 In 2019, we voluntarily redeemed the remaining balance outstanding under our 7.75% Notes due 2019. This resulted in a principal payment of $100.0 million and $0.3 million in accrued interest. We also expensed approximately $0.1 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $2.2 million for an early redemption premium.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through May 2023. At December 31, 2021, $86.1 million was outstanding under our foreign credit facilities and an additional $65.1 million was available. At December 31, 2020, $88.8 million was outstanding under these facilities and an additional $72.8 million was available.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2022	$46.5
2023	69.4
2024	1,122.0
2025	—
2026	400.0
Thereafter	1,500.0
Total	$3,137.9

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $195.2 million in 2021, $212.3 million in 2020 and $217.3 million in 2019.

We capitalized interest of $6.2 million in 2021, $7.9 million in 2020 and $15.5 million in 2019. The weighted-average interest rate of our long-term debt outstanding at December 31, 2021 was 5.6%, as compared to 5.8% at December 31, 2020 and December 31, 2019.

Interest income was $10.9 million in 2021, $11.6 million in 2020 and $5.8 million in 2019. Interest income primarily includes interest earned on cash and cash equivalents, realized and unrealized gains and losses on our short-term investments during the period, and the impact of the interest rate differential on our fixed-to-fixed cross-currency swap.

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

CURRENCY DERIVATIVE CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. We had currency forward contracts outstanding with a notional amount of $164.7 million and $178.2 million at December 31, 2021 and 2020, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the third quarter of 2024 and the purchase of certain direct and indirect inventory and other working capital items into the third quarter of 2022.

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

Also in the first quarter of 2020, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to fixed cross-currency swap is €200.0 million, which was equivalent to $226.9 million and $244.2 million at December 31, 2021 and 2020, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

VARIABLE-TO-FIXED INTEREST RATE SWAP In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2021, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $750.0 million through May 2022, $600.0 million through May 2023 and $500.0 million through May 2024.

The following table summarizes the reclassification of pre-tax derivative gains (losses) into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under Accounting Standards Codification 815 - Derivatives and Hedging (ASC 815):

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Gain (Loss) Reclassified During the Twelve Months Ended December 31,			Total of Financial Statement Line Item	Gain (Loss) Expected to be Reclassified During the Next 12 Months
		2021	2020	2019	2021
		(in millions)
Currency forward contracts	Cost of Goods Sold	$5.6	$(2.9)	$2.4	$4,433.9	$1.9
Fixed-to-fixed cross-currency swap	Other Expense, net	19.0	(18.7)	1.3	(3.2)	1.7
Variable-to-fixed interest rate swap	Interest Expense	(14.8)	(14.2)	(2.0)	(195.2)	(10.2)

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for amounts recognized in Accumulated other comprehensive income (loss) during the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amount and location of gains (losses) recognized in the Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location of Gain (Loss) Recognized in Net Income (Loss)	Gain (Loss) Recognized During the Twelve Months Ended December 31,			Total of Financial Statement Line Item
		2021	2020	2019	2021
		(in millions)
Currency forward contracts	Cost of Goods Sold	$—	$(6.7)	$3.9	$4,433.9
Currency forward contracts	Other Expense, Net	0.2	0.6	—	(3.2)

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to General Motors Company (GM) were approximately 37% of our consolidated net sales in 2021, 39% in 2020, and 37% in 2019. Accounts and other receivables due from GM were $290.2 million at year-end 2021 and $297.5 million at year-end 2020. Sales to Stellantis N.V. (Stellantis), were approximately 19% of our consolidated net sales in both 2021 and 2020, and 17% in 2019. Accounts and other receivables due from Stellantis were $137.1 million at year-end 2021 and $157.0 million at year-end 2020. Sales to Ford Motor Company (Ford) were approximately 12% of our consolidated net sales in both 2021 and 2020, and 9% in 2019. Accounts and other receivables due from Ford were $108.8 million at year-end 2021 and $116.5 million at year end 2020. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $213.2 million as of December 31, 2021 and $250.0 million as of December 31, 2020. See Note 7 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2021	December 31, 2020
	Fair Value	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$196.5	$206.7	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	2.2	5.8	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.9	4.9	Level 2
Nondesignated - currency forward contracts	0.2	0.2	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	1.4	3.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.2	8.6	Level 2
Investment in equity securities	27.4	—	Level 1
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.3	0.1	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	9.6	17.8	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.6	0.1	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	3.7	20.6	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	12.7	32.1	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.  The carrying values of our borrowings under the foreign credit facilities approximate their fair values due to the frequent resetting of the interest rates.

We have an investment in the equity securities of REE Automotive, an e-mobility company that completed a merger with a Special Purpose Acquisition Company in the third quarter of 2021 and became a publicly traded entity. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized gain or loss within Other income (expense), net in our Consolidated Statement of Operations. As of December 31, 2021, our investment in REE shares was valued at $27.4 million based on a closing price on that date of $5.55 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 We estimated the fair value of our outstanding debt using available market information and other observable data to be as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility due 2024	301.8	301.8	323.0	318.6	Level 2
Term Loan B Facility due 2024	850.0	847.9	1,088.8	1,071.1	Level 2
6.875% Notes due 2028	400.0	430.0	400.0	426.0	Level 2
6.50% Notes due 2027	500.0	519.4	500.0	523.8	Level 2
6.25% Notes due 2026	400.0	408.5	400.0	411.0	Level 2
6.25% Notes due 2025	—	—	700.0	724.3	Level 2
5.00% Notes due 2029	600.0	588.0	—	—	Level 2

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

Actuarial valuations of our benefit plans were made as of December 31, 2021 and 2020. The primary weighted-average assumptions used in the year-end valuation of our principal plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The United Kingdom (U.K.) discount rates are based on hypothetical yield curves developed from corporate bond yield information within each regional market. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2021		2020		2019		2021	2020	2019
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.
Discount rate	2.90%	1.85%	2.50%	1.55%	3.40%	2.05%	2.90%	2.55%	3.35%
Expected return on plan assets	7.00%	4.00%	7.25%	4.00%	7.25%	4.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.70%	N/A	3.15%	N/A	3.15%	4.00%	4.00%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $672.4 million and $796.6 million at December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the accumulated benefit obligation for our underfunded defined benefit pension plans was $494.6 million, the projected benefit obligation was $494.6 million and the fair value of assets for these plans was $366.7 million.

Certain eligible retirees under our OPEB plans have past service with both AAM and GM. AAM and GM share proportionally in the cost of OPEB for these retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received from GM pursuant to this agreement of $213.2 million and $250.0 million at December 31, 2021 and December 31, 2020, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheets, $12.1 million that is classified as a current asset and $201.1 million that is classified as a noncurrent asset as of December 31, 2021.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$798.9	$740.2	$586.5	$549.1
Service cost	2.0	2.0	0.3	0.4
Interest cost	17.3	21.4	8.4	10.2
Actuarial loss (gain)	(6.5)	63.5	(34.6)	25.3
Change in GM portion of OPEB obligation	—	—	(36.8)	14.0
Participant contributions	0.2	0.2	—	—
Settlements	(99.0)	(3.3)	—	—
Benefit payments	(34.4)	(34.4)	(14.2)	(12.5)
Currency fluctuations	(4.4)	8.7	—	—
Other	—	0.6	—	—
Net change	(124.8)	58.7	(76.9)	37.4
Benefit obligation at end of year	$674.1	$798.9	$509.6	$586.5

Change in plan assets
Fair value of plan assets at beginning of year	$669.9	$636.6	$—	$—
Actual return on plan assets	31.6	55.7	—	—
Employer contributions	7.8	8.5	14.2	12.5
Participant contributions	0.2	0.2	—	—
Benefit payments	(34.4)	(34.4)	(14.2)	(12.5)
Settlements	(99.0)	(3.3)	—	—
Currency fluctuations	(2.3)	6.6	—	—
Net change	(96.1)	33.3	—	—
Fair value of plan assets at end of year	$573.8	$669.9	$—	$—

Amounts recognized in our Consolidated Balance Sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
Noncurrent assets	$27.6	$20.2	$—	$—
Current liabilities	(6.6)	(8.0)	(28.4)	(29.8)
Noncurrent liabilities	(121.3)	(141.2)	(481.2)	(556.7)
Net liability	$(100.3)	$(129.0)	$(509.6)	$(586.5)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pre-tax amounts recorded in accumulated other comprehensive income (loss) (AOCI), not yet recognized in net periodic benefit cost (credit) as of December 31, 2021 and 2020, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
Net actuarial gain (loss)	$(225.4)	$(278.0)	$31.3	$(4.9)
Net prior service credit (cost)	(1.6)	(1.8)	1.6	3.1
Total amounts recorded	$(227.0)	$(279.8)	$32.9	$(1.8)

The decrease in net actuarial loss for pension benefits was primarily attributable to the accelerated recognition of certain deferred losses as a result of our Pension Annuity Purchase, as defined below, and as a result of amortization of actuarial losses throughout 2021. The change in net actuarial gain (loss) for OPEB was primarily attributable to an increase in the discount rates used in the valuation at December 31, 2021, as compared to prior year, and as a result of the impact of a change in prescription drug coverage for certain plan participants from a Medicare Part D subsidy to an Employer Group Waiver Plan effective January 1, 2022.

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	2021	2020	2019	2021	2020	2019
	(in millions)
Service cost	$2.0	$2.0	$1.5	$0.3	$0.4	$0.3
Interest cost	17.3	21.4	28.0	8.4	10.2	12.8
Expected asset return	(39.0)	(38.4)	(41.1)	—	—	—
Amortized actuarial loss	10.8	8.6	6.4	1.7	1.0	0.1
Amortized prior service cost (credit)	0.1	0.1	—	(1.5)	(1.5)	(1.5)
Settlement charge	42.3	0.5	10.4	—	—	—
Net periodic benefit cost (credit)	$33.5	$(5.8)	$5.2	$8.9	$10.1	$11.7

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

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 6.60% was assumed for 2022. The rate was assumed to decrease gradually to 5.00% by 2030 and to remain at that level thereafter.

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $50.6 million in 2022; $47.5 million in 2023; $49.0 million in 2024; $49.7 million in 2025; $51.5 million in 2026 and $253.1 million for 2027 through 2031. These amounts were estimated using the same assumptions that were used to measure our 2021 year-end pension and OPEB obligations and include an estimate of future employee service.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contributions We contributed $4.1 million to our pension trusts in 2021. Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2022 to be less than $1.0 million. We expect our cash payments, net of GM cost sharing, for OPEB to be approximately $16.5 million in 2022.

U.S. pension annuity purchase In the fourth quarter of 2021, we purchased group annuity contracts from an insurance company to settle pension obligations for certain U.S. plan participants (Pension Annuity Purchase). The purchase of the group annuity contracts, which was paid from plan assets, irrevocably transferred the remaining future pension benefit obligations for these U.S. plan participants to the insurance company and reduced our liabilities and administrative costs going forward.

The Pension Annuity Purchase included approximately 3,400 of our U.S. pension plan participants. As a result of this settlement, we remeasured the assets and liabilities of our U.S. pension plans, which reduced our projected benefit obligation by $97.3 million and resulted in a non-cash pre-tax settlement charge of $42.3 million in the fourth quarter of 2021 related to the accelerated recognition of certain deferred losses.

Voluntary terminated vested lump sum payment In 2019, we offered a voluntary one-time lump sum payment option to certain eligible terminated vested participants in our U.S. pension plans that, if accepted, settled our pension obligations to them (AAM Voluntary Pension Payout). The lump sum settlements, which were paid from plan assets, reduced our liabilities and administrative costs going forward.

The AAM Voluntary Pension Payout was offered to approximately 2,000 of our U.S. pension plan participants, of which 616 participants accepted the offer. We made a one-time lump sum payment from our pension trust of $28.4 million in 2019. As a result of this settlement, we remeasured the assets and liabilities of our U.S. pension plans, which reduced our projected benefit obligation by $32.5 million and resulted in a non-cash settlement charge of $9.8 million in the fourth quarter of 2019 related to the accelerated recognition of certain deferred losses.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2021 and 2020 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			U.K.
			Target			Target
	2021	2020	Allocation	2021	2020	Allocation
Equity securities	27.9%	34.7%	25% - 35%	21.6%	21.8%	15% - 30%
Fixed income securities	63.8	57.3	60% - 70%	66.0	65.9	70% - 80%
Alternative assets	7.5	7.3	0% - 10%	9.9	8.9	5% - 10%
Cash	0.8	0.7	0% - 5%	2.5	3.4	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2021
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$7.8	$0.8	$—	$8.6
Equity
U.S. Large Cap	54.0	0.1	—	54.1
U.S. Small/Mid Cap	15.2	—	—	15.2
World Equity	66.9	10.7	—	77.6
Fixed Income Securities
Government & Agencies	80.2	52.7	—	132.9
Corporate Bonds - Investment Grade	189.9	1.3	—	191.2
Corporate Bonds - Non-investment Grade	15.7	0.5	—	16.2
Emerging Market Debt	12.5	—	—	12.5
Other	11.2	5.8	—	17.0
Other
Property Funds (a)	—	—	—	38.2
Liquid Alternatives Fund (a)	—	—	—	1.9
Structured Credit Fund (a)	—	—	—	8.4
Total Plan Assets	$453.4	$71.9	$—	$573.8

December 31, 2020
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$7.4	$2.9	$—	$10.3
Equity
U.S. Large Cap	88.1	2.7	—	90.8
U.S. Small/Mid Cap	20.5	—	—	20.5
World Equity	87.0	7.8	—	94.8
Fixed Income Securities
Government & Agencies	84.1	45.9	—	130.0
Corporate Bonds - Investment Grade	219.0	2.7	—	221.7
Corporate Bonds - Non-investment Grade	22.4	0.7	—	23.1
Emerging Market Debt	21.1	1.1	—	22.2
Other	3.6	0.3	—	3.9
Other
Property Funds (a)	—	—	—	44.2
Liquid Alternatives Fund (a)	—	—	—	1.8
Structured Credit Fund (a)	—	—	—	6.6
Total Plan Assets	$553.2	$64.1	$—	$669.9
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFINED CONTRIBUTION PLANS Most of our salaried and hourly U.S. associates, including certain UAW represented associates at our U.S. locations, are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $8.0 million in 2021, $7.9 million in 2020 and $11.5 million in 2019. Certain U.S. associates are eligible annually to receive an additional AAM Retirement Contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made ARC contributions of $8.3 million, $8.0 million and $10.3 million in 2021, 2020 and 2019, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. STOCK-BASED COMPENSATION AND OTHER INCENTIVE COMPENSATION

STOCK-BASED COMPENSATION

At December 31, 2021, we had stock-based awards outstanding under stock compensation plans approved by our stockholders. Under these plans, shares have been authorized for issuance to our directors, officers and certain other associates in the form of unvested restricted stock units, performance shares or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2021 were 7.2 million. The current stock plan will expire in May 2028.

RESTRICTED STOCK UNITS We have awarded restricted stock units (RSUs). Compensation expense associated with RSUs settled in stock is recorded to paid-in-capital ratably over the three-year vesting period.

The following table summarizes activity relating to our RSUs:

		Weighted-Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2019	3.5	$16.00
Granted	1.0	15.78
Vested	(0.7)	15.53
Canceled	(0.7)	16.05
Outstanding at December 31, 2019	3.1	$16.03
Granted	3.2	5.08
Vested	(0.8)	18.22
Canceled	(0.6)	10.33
Outstanding at December 31, 2020	4.9	$9.20
Granted	0.9	10.29
Vested	(1.0)	13.65
Canceled	(0.4)	8.40
Outstanding at December 31, 2021	4.4	$8.43

As of December 31, 2021, unrecognized compensation cost related to unvested RSUs totaled $11.1 million. The weighted average period over which this cost is expected to be recognized is approximately two years. In 2021 and 2020, the total fair market value of RSUs vested was $10.6 million and $5.0 million, respectively.

PERFORMANCE SHARES As of December 31, 2021, we have performance shares (PS) outstanding under our 2018 Omnibus Incentive Plan. We grant performance shares payable in stock to officers which vest in full over a three-year performance period. In 2021, these grants were based on AAM's free cash flow in each of the three years of the performance period, as well as the cumulative free cash flow over the same period, adjusted based on a total shareholder return (TSR) measure. In 2020, these grants were based on AAM's three-year cumulative free cash flow, adjusted based on a TSR measure, and in 2019 these grants were based on a TSR measure. The TSR metric compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Based on these free cash flow and relative TSR performance metrics, the number of performance shares that become exercisable will be between 0% and 230% of the grant date amount. Share price appreciation and dividends paid are measured over the performance period to determine TSR. As these awards are settled in stock, the compensation expense is recorded ratably over the vesting period to paid-in-capital.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity relating to our performance shares:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share
TSR Awards	(in millions, except per share data)
Outstanding at January 1, 2019	0.8	$16.25
Granted	0.3	24.36
Vested	(0.2)	17.54
Canceled	(0.1)	20.49
Outstanding at December 31, 2019	0.8	$20.13
Granted	—	—
Vested	(0.2)	24.63
Canceled	—	—
Outstanding at December 31, 2020	0.6	$18.86
Granted	—	—
Vested	(0.3)	13.91
Canceled	—	—
Outstanding at December 31, 2021	0.3	$24.36

Free Cash Flow Awards
Outstanding at January 1, 2019	0.3	$14.28
Granted	—	—
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2019	0.3	$14.28
Granted	0.9	5.18
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2020	1.2	$7.50
Granted	0.4	11.26
Vested	(0.3)	14.28
Canceled	(0.1)	6.96
Outstanding at December 31, 2021	1.2	$6.96

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

Based on the current fair value, the estimated unrecognized compensation cost related to unvested PS totaled $7.7 million, as of December 31, 2021. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OTHER INCENTIVE COMPENSATION

LONG-TERM CASH AWARDS As of December 31, 2021, we have long-term cash awards (LTCAs) outstanding under our 2018 Omnibus Incentive Plan. The $7.8 million of LTCAs granted during 2021 are payable in cash to certain associates which vest in full over a three-year period. Compensation expense associated with LTCAs paid in cash is recorded ratably over the three-year vesting period. As of December 31, 2021, unrecognized compensation cost related to unvested LTCAs totaled $5.4 million. The weighted average period over which this cost is expected to be recognized is approximately two years.

PERFORMANCE UNITS As of December 31, 2021, we have performance units (PUs) outstanding under our 2018 Omnibus Incentive Plan. We grant PUs payable in cash to officers and certain other associates which vest in full over a three-year performance period and are based primarily on AAM's three-year cumulative free cash flow. The $11.7 million, $13.6 million and $14.2 million of PUs granted during 2021, 2020 and 2019, respectively, are payable for officers between 0% and 230% of the grant date amount, and for other associates between 0% and 150% of the grant date amount, using our cumulative free cash flow performance metric. Based on the current fair value, the estimated unrecognized compensation cost related to unvested PUs totaled $17.4 million, as of December 31, 2021. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES

The components of income (loss) before income taxes are as follows:

	2021	2020	2019
	(in millions)
U.S. loss	$(186.8)	$(721.6)	$(889.0)
Non - U.S. income	188.0	111.3	356.0
Total income (loss) before income taxes	$1.2	$(610.3)	$(533.0)

The following is a summary of the components of our provision for income taxes:

	2021	2020	2019
	(in millions)
Current
Federal	$3.5	$2.0	$(11.9)
State and local	0.3	0.5	0.1
Foreign	34.0	20.2	49.3
Total current	$37.8	$22.7	$37.5

Deferred
Federal	$(40.7)	$(60.0)	$(73.5)
State and local	(0.9)	(0.7)	(1.5)
Foreign	(0.9)	(11.2)	(11.4)
Total deferred	(42.5)	(71.9)	(86.4)
Total income tax benefit	$(4.7)	$(49.2)	$(48.9)

The following is a reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 21% in 2021, 2020 and 2019 to our provision for income taxes:

	2021	2020	2019
	(in millions)
Federal statutory	$0.3	$(128.2)	$(111.9)
Foreign income taxes	(14.0)	(21.5)	(40.2)
Change in enacted tax rate	0.1	2.1	0.2
Transition tax	—	—	(7.5)
State and local	3.0	(5.0)	(20.0)
Tax credits	(11.0)	(9.7)	(9.6)
Valuation allowance	2.7	19.8	12.6
Goodwill impairment	—	107.1	92.4
Withholding taxes	3.2	5.6	4.0
U.S. tax on unremitted foreign earnings	2.2	—	(2.8)
Tax benefit on loss carryback	(5.2)	(14.4)	—
Global intangible low-taxed income	6.5	2.3	31.1
Uncertain tax positions	1.2	(8.8)	5.9
Other	6.3	1.5	(3.1)
Effective income tax benefit	$(4.7)	$(49.2)	$(48.9)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2021, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of recognizing a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate.

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

As of December 31, 2021, we have refundable income taxes of approximately $16 million, $9 million of which is classified as Prepaid expenses and other and $7 million classified as Other assets and deferred charges on our Consolidated Balance Sheet, as compared to approximately $14 million classified as Prepaid expenses and other as of December 31, 2020. We also have income taxes payable of approximately $12 million and $6 million classified as Accrued expenses and other on our Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The approximate tax effect of each significant type of temporary difference and carryforward that results in a deferred tax asset or liability is as follows:

	December 31,
	2021	2020
	(in millions)
Deferred tax assets
Employee benefits	$163.1	$162.4
Inventory	31.7	32.9
Net operating loss (NOL) carryforwards	186.7	221.4
Tax credit carryforwards	83.6	88.6
Capital allowance carryforwards	10.8	10.2
Capitalized expenditures	41.8	45.9
Interest carryforward	26.0	10.4
Operating lease liabilities	28.0	25.7
Other	41.6	50.6
Valuation allowances	(201.7)	(208.0)
Deferred tax assets	$411.6	$440.1

Deferred tax liabilities
Other intangible assets	$(160.7)	$(179.9)
Fixed assets	(103.3)	(137.5)
Operating lease right-of-use assets	(27.8)	(25.6)
Other	(12.2)	(2.5)
Deferred tax liabilities	$(304.0)	$(345.5)

Deferred tax assets, net	$107.6	$94.6

Deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
	(in millions)
U.S. federal and state deferred tax asset, net	$56.9	$44.1
Other foreign deferred tax asset, net	50.7	50.5
Deferred tax asset, net	$107.6	$94.6
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

As of December 31, 2021 and December 31, 2020, we had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of $281.1 million and $320.2 million, respectively. Approximately $95.9 million of the deferred tax assets at December 31, 2021 relate to NOL and tax credits that can be carried forward indefinitely with the remainder expiring between 2022 and 2041.

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

In accordance with the accounting guidance for income taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In determining the requirement for a valuation allowance, the historical results, projected future operating results based upon approved business plans, eligible carry forward periods, and tax planning opportunities are considered, along with other relevant positive and negative evidence. If, based upon available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. During 2020, we determined that a portion of our deferred tax assets related to certain U.S. federal income tax attributes that are being carried forward were not more likely than not to be realized and, as such, we recorded a valuation allowance resulting in tax expense of approximately $5.3 million during the year ended December 31, 2020. During 2021, we determined that the valuation allowance related to certain U.S. federal income tax attributes should be increased and, as such, we increased the valuation allowance to approximately $7.0 million as of December 31, 2021.

Due to the uncertainty associated with the extent and ultimate impact of COVID-19 and the semiconductor shortage on global automotive production volumes, we may experience lower than projected earnings in certain jurisdictions in future periods, and it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

During 2021, 2020 and 2019, we recorded a net tax expense of $0.8 million, $14.5 million and $25.4 million, respectively, resulting from net losses in certain jurisdictions with no corresponding tax benefit due to increases in our valuation allowance. These income tax expenses were increased in 2021 and 2020 and partially offset in 2019 by a net tax expense of $1.9 million and $5.3 million, and a net tax benefit of $12.8 million, respectively, resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting establishment of, or release of, valuation allowances.

As of December 31, 2021 and December 31, 2020, we have a valuation allowance of $201.7 million and $208.0 million, respectively, related to net deferred tax assets in several foreign jurisdictions and U.S. federal, state and local jurisdictions.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2019	$38.7	$6.9
Increase in prior year tax positions	0.2	4.5
Decrease in prior year tax positions	(3.1)	(0.1)
Increase in current year tax positions	4.4	—
Foreign currency remeasurement adjustment	0.9	0.2
Balance at December 31, 2019	$41.1	$11.5
Increase in prior year tax positions	0.2	—
Decrease in prior year tax positions	(6.6)	(1.7)
Increase in current year tax positions	0.7	—
Settlement	(12.2)	(6.3)
Foreign currency remeasurement adjustment	(3.0)	(1.5)
Balance at December 31, 2020	$20.2	$2.0
Increase in prior year tax positions	—	—
Decrease in prior year tax positions	(1.0)	(0.1)
Increase in current year tax positions	2.0	0.3
Foreign currency remeasurement adjustment	—	—
Balance at December 31, 2021	$21.2	$2.2

At December 31, 2021 and December 31, 2020, we had $21.2 million and $20.2 million of gross unrecognized income tax benefits, respectively.

In 2021, 2020, and 2019, we recognized a tax expense/(benefit) of $0.2 million, $(1.7) million and $4.4 million, respectively, related to interest and penalties in Income tax benefit on our Consolidated Statements of Operations. We have a liability of $2.2 million and $2.0 million related to the estimated future payment of interest and penalties at December 31, 2021 and 2020, respectively. The amount of the unrecognized income tax benefits, including interest and penalties, as of December 31, 2021 that, if recognized, would affect the effective tax rate is $20.2 million.

In the second quarter of 2020, we finalized an advance pricing agreement in a foreign jurisdiction, which resulted in a cash payment to the tax authorities of $18.5 million and a reduction of our liability for unrecognized tax benefits and related interest and penalties of $25.3 million. We monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and adjust our estimated liability as necessary.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Income Tax Matters

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM believes that the proposed adjustment is without merit and we have contested the matter, which is currently under review in the IRS’s administrative appeals process. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements. As of December 31, 2021, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2021, is estimated to be in the range of approximately $275 million to $325 million. The cash flow impact in 2022 related to this issue is not expected to be significant as a result of available net operating losses and income tax credits.

In a matter of related interest, on May 5, 2020, the U.S Tax Court ruled against another U.S. corporation, finding that the income it earned through a Mexican branch of its Luxembourg subsidiary corporation was FBCSI. In that situation, the taxpayer appealed the U.S. Tax Court decision to the U.S. Court of Appeals for the Sixth Circuit. On December 6, 2021, the U.S. Court of Appeals affirmed, in a split decision, the Tax Court decision in favor of the IRS. On January 20, 2022, the taxpayer in the above referenced matter, filed a petition for rehearing. The court’s decision on whether such a rehearing will be granted is pending.

Notwithstanding the decisions rendered thus far in that case, and because our position is based upon different facts and circumstances, including but not limited to, differences in structure, and different income tax regulations in effect for our tax years under examination, we continue to believe, after consultation with tax and legal counsel that it is more likely than not that our structure does not give rise to FBCSI. We intend to continue to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. EARNINGS (LOSS) PER SHARE (EPS)

We present EPS using the two-class method. This method allocates undistributed earnings between common shares and non-vested share based payment awards that entitle the holder to non-forfeitable dividend rights. Our participating securities are our non-vested restricted stock units.

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	2021	2020	2019
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$5.9	$(561.3)	$(484.5)
Less: Net income allocated to participating securities	(0.2)	—	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$5.7	$(561.3)	$(484.5)

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	118.5	117.9	115.6
Less: Weighted-average participating securities	(4.6)	(4.8)	(3.3)
Weighted-average common shares outstanding	113.9	113.1	112.3

Effect of dilutive securities -
Dilutive stock-based compensation	0.2	—	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	114.1	113.1	112.3

Basic EPS	$0.05	$(4.96)	$(4.31)

Diluted EPS	$0.05	$(4.96)	$(4.31)

Basic and diluted loss per share are the same in 2020 and 2019 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded potentially dilutive shares were zero in 2020 and were 0.4 million in 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $105.5 million at December 31, 2021 and $90.8 million at December 31, 2020. Of the approximately $105.5 million of purchase commitments at December 31, 2021, $95.0 million is expected to be paid in 2022 and $10.5 million is expected to be paid in 2023 and thereafter.

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
We file U.S. federal, state and local income tax returns, as well as foreign income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2021, 2020 and 2019.
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

During 2021 and 2020, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2021	2020
	(in millions)
Beginning balance	$66.7	$62.0
Accruals	19.4	21.9
Settlements	(17.6)	(14.1)
Adjustments to prior period accruals	(8.6)	(3.5)
Foreign currency translation	(0.4)	0.4
Ending balance	$59.5	$66.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Loss on Cash Flow Hedges		Total
Balance at January 1, 2019	$(213.9)		$(96.6)	$(1.1)		$(311.6)

Other comprehensive loss before reclassifications	(61.5)	(c)	(4.6)	(19.0)		(85.1)
Income tax effect of other comprehensive loss before reclassifications	5.6		—	6.3		11.9
Amounts reclassified from accumulated other comprehensive loss into net loss	12.5	(a)	—	(1.7)	(b)	10.8
Income taxes reclassified into net loss	(2.6)		—	(0.2)		(2.8)

Net current period other comprehensive loss	(46.0)		(4.6)	(14.6)		(65.2)

Balance at December 31, 2019	$(259.9)		$(101.2)	$(15.7)		$(376.8)

Other comprehensive income (loss) before reclassifications	(72.0)		0.1	(41.5)		(113.4)
Income tax effect of other comprehensive income (loss) before reclassifications	14.2		—	8.2		22.4
Amounts reclassified from accumulated other comprehensive loss into net loss	8.2	(a)	—	35.8	(b)	44.0
Income taxes reclassified into net loss	(1.5)		—	(6.9)		(8.4)

Net current period other comprehensive income (loss)	(51.1)		0.1	(4.4)		(55.4)

Balance at December 31, 2020	$(311.0)		$(101.1)	$(20.1)		$(432.2)

Other comprehensive income (loss) before reclassifications	33.9		(10.7)	22.2		45.4
Income tax effect of other comprehensive income (loss) before reclassifications	(7.0)		—	(4.8)		(11.8)
Amounts reclassified from accumulated other comprehensive loss into net income	53.4	(a)	0.5	(9.8)	(b)	44.1
Income taxes reclassified into net income	(11.2)		—	0.9		(10.3)

Net current period other comprehensive income (loss)	69.1		(10.2)	8.5		67.4

Balance at December 31, 2021	$(241.9)		$(111.3)	$(11.6)		$(364.8)

(a)
The amount reclassified for 2021 includes a credit to AOCI of $42.3 million related to the effect of the Pension Annuity Purchase, and the amount reclassified for 2019 includes a credit to AOCI of $7.4 million related to the net effect of the AAM Pension Payout Offer and the Casting Sale. See Note 7 - Employee Benefit Plans and Note 16 - Acquisitions and Dispositions for more detail.

(b)
The amounts reclassified from AOCI included $(5.6) million in COGS, $14.8 million in interest expense and $(19.0) million in other expense, net for the year ended December 31, 2021, $2.9 million in COGS, $14.2 million in interest expense and $18.7 million in other expense, net for the year ended December 31, 2020 and $(2.4) million in COGS, $2.0 million in interest expense and $(1.3) million in other expense, net for the year ended December 31, 2019.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the years ended December 31, 2021, 2020 and 2019. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In 2021, we reorganized our segments and moved certain of our Driveline facilities to our Metal Forming segment. The amounts previously reported in the tables below for the years ended December 31, 2020 and 2019 have been retrospectively recast to reflect this change.

In 2019, we finalized the Casting Sale. The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that had a major effect on our operations and financial results. As such, we continue to present Casting as a segment in the tables below, which is comprised entirely of the U.S. casting operations that were included in the sale.

	Twelve Months Ended December 31, 2021
	Driveline	Metal Forming	Casting	Total
	(in millions)
North America	$2,839.8	$1,142.6	$—	$3,982.4
Asia	441.6	47.4	—	489.0
Europe	374.8	216.1	—	590.9
South America	85.3	9.0	—	94.3
Total	$3,741.5	$1,415.1	$—	$5,156.6

	Twelve Months Ended December 31, 2020
	Driveline	Metal Forming	Casting	Total
North America	$2,537.2	$1,087.9	$—	$3,625.1
Asia	433.7	43.8	—	477.5
Europe	352.5	198.0	—	550.5
South America	49.2	8.5	—	57.7
Total	$3,372.6	$1,338.2	$—	$4,710.8

	Twelve Months Ended December 31, 2019
	Driveline	Metal Forming	Casting	Total
North America	$3,225.7	$1,393.7	$627.7	$5,247.1
Asia	533.6	37.6	—	571.2
Europe	351.0	256.3	—	607.3
South America	98.8	6.5	—	105.3
Total	$4,209.1	$1,694.1	$627.7	$6,530.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2020	$793.2	$23.4	$91.0
December 31, 2021	762.8	28.1	94.8
Increase/(decrease)	$(30.4)	$4.7	$3.8

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have future performance obligations to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the twelve months ended December 31, 2021 and December 31, 2020 we amortized $23.3 million and $22.7 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

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

Lease cost consists of the following:

	Twelve Months Ended
	December 31,
	2021	2020	2019
	(in millions)
Finance lease cost
Amortization of right-of-use assets	$4.2	$1.8	$1.0
Interest on lease liabilities	2.0	0.4	0.3
Total finance lease cost	6.2	2.2	1.3

Operating lease cost	33.3	32.7	28.9
Short-term lease cost	1.6	3.0	5.9
Variable lease cost	3.2	2.9	7.2

Total lease cost	$44.3	$40.8	$43.3

For the year ended December 31, 2021, $29.1 million and $9.0 million were recorded to Cost of goods sold (COGS) and Selling, general and administrative expenses (SG&A), respectively, related to our operating leases, on our Consolidated Statements of Operations, as compared to $28.4 million and $10.2 million, respectively, for the year ended December 31, 2020 and $31.9 million and $10.1 million, respectively, for the year ended December 31, 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes additional information related to our lease agreements.

	Twelve Months Ended
	December 31,
	2021	2020	2019
	(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$2.0	$0.3	$0.3
Operating cash flows from operating leases	35.9	35.1	29.0
Financing cash flows from finance leases	5.0	3.0	1.0

Weighted-average remaining lease term - finance leases	16.4 years	15.8 years	2.8 years
Weighted-average remaining lease term - operating leases	8.6 years	8.7 years	9.2 years

Weighted-average discount rate - finance leases	4.8%	4.2%	5.1%
Weighted-average discount rate - operating leases	5.2%	5.7%	6.1%

As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2022	$10.4	$30.4
2023	8.3	23.8
2024	7.4	17.4
2025	7.3	13.9
2026	7.3	10.7
Thereafter	85.5	60.2
Total future undiscounted minimum lease payments	126.2	156.4
Less: Impact of discounting	(37.4)	(31.9)
Total	$88.8	$124.5

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets are as follows:

	December 31, 2021		December 31, 2020
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
	(in millions)		(in millions)
Property, plant and equipment, net	$113.4	$—	$24.9	$—
Operating lease right-of-use assets	—	123.7	—	116.6
Total	$113.4	$123.7	$24.9	$116.6

Current portion of operating lease liabilities	$—	$24.6	$—	$22.6
Accrued expenses and other	6.3	—	3.3	—
Long-term portion of operating lease liabilities	—	99.9	—	94.4
Postretirement benefits and other long-term liabilities	82.5	—	18.3	—
Total	$88.8	$124.5	$21.6	$117.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
ASC 842 Adoption of Practical Expedients

We have elected to adopt, for all classes of underlying assets, a package of practical expedients provided under ASC 842 that allowed us at adoption to 1) not reassess whether existing or expired contracts contain or contained a lease; 2) not reassess the lease classification (operating or financing) of our existing leases at adoption; and 3) not reassess initial direct costs for existing leases.

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

Leases Not Yet Commenced

As of December 31, 2021, we have not entered into any additional leases that have not yet commenced.

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

Our insurance policies are expected to cover the repair, replacement or actual cash value of the assets that incurred loss or damage, less our applicable deductible of $1.0 million. In addition, our insurance policies are expected to provide coverage for interruption to our business, including lost or reduced profits and reimbursement for certain expenses and costs that are incurred relating to the fire. In 2021, we recorded $15.9 million of charges primarily related to transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. We also recorded an estimated insurance recovery of $27.3 million and received reimbursements and advances under our insurance policies of approximately $59.1 million, of which approximately $36.0 million is presented as an operating cash flow and approximately $23.1 million is presented as an investing cash flow in our Consolidated Statement of Cash Flows. This resulted in net pre-tax income in our Consolidated Statement of Operations of approximately $11.4 million in Cost of goods sold for the twelve months ended December 31, 2021. At December 31, 2021, $11.3 million of insurance recovery receivable is included in Prepaid expenses and other in our Consolidated Balance Sheet.

Since the date of the Malvern Fire and the establishment of the insurance claim, we have incurred $52.4 million of total charges primarily related to site services and clean-up, transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. In addition, we recorded a total of $27.0 million of costs primarily associated with the write-down of PP&E as a result of damage from the fire. We have recorded total estimated insurance recoveries of $81.5 million and have received total reimbursements and advances under our insurance policies of $70.2 million, of which $11.1 million was received in 2020 and $59.1 million was received in 2021.

In the fourth quarter of 2020, we determined that we will cease production at the Malvern Manufacturing Facility and relocate production capacity to other AAM manufacturing facilities. As such, we cannot estimate the total claim eligible costs that we will incur as a result of the Malvern Fire and the associated relocation of production capacity to other AAM manufacturing facilities. At December 31, 2021, we have estimated the amount of expected insurance proceeds recoverable in consideration of the policy provisions, estimated repair costs or actual cash value of damaged assets, and claim eligible expenses incurred from the date of the fire. Based on the provisions of the policy, we expect the claim settlement process to conclude in 2022. We will update our estimates as additional information becomes available, however, the actual impact on our results of operations, financial position or cash flows, or the timing of such impact, could differ from our estimates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. ACQUISITIONS AND DISPOSITIONS

Acquisition of Manufacturing Facility in Emporium, Pennsylvania

In May 2021, AAM completed our acquisition of Emporium, under which we acquired $14.9 million of net assets that consisted of $5.9 million of inventory and $9.0 million of property, plant and equipment. The purchase price was $14.9 million, which consisted of $4.9 million of cash and $10.0 million of a deferred consideration liability that will be paid to seller at $2.5 million annually over the period 2022 through 2025. As the value of the net assets acquired was equal to the purchase price, no goodwill or gain on bargain purchase was recognized for this acquisition for the year ended December 31, 2021.

The operating results of this manufacturing facility for the period from our acquisition date through December 31, 2021 were insignificant to AAM's Consolidated Statement of Operations for this period. Further we have not disclosed pro forma revenue and earnings for the years ended December 31, 2021 and December 2020 as the operating results of this manufacturing facility would be insignificant to AAM's consolidated results for these periods.

Subsequent to the acquisition of Emporium, we determined that we will cease production at the facility and relocate the production capacity to other AAM manufacturing facilities. As a result, during 2021 we incurred restructuring charges related to the anticipated closure of the facility. See Note 2 - Restructuring and Acquisition-Related Costs for further detail.

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

Sale of Interest in Consolidated Joint Venture

In the year ended December 31, 2021, we completed the sale of our ownership interest in a consolidated joint venture and received cash proceeds of approximately $2.6 million. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.7 million. Subsequent to the sale of this joint venture, we no longer present noncontrolling interest in our consolidated financial statements as all consolidated entities are wholly-owned.

Sale of U.S. Casting Operations

In December 2019, we completed the Casting Sale. Upon closing the sale, we received net cash proceeds of $141.2 million subsequent to customary closing adjustments. Upon reclassification of the U.S. casting operations to held-for-sale in 2019, we recorded a pre-tax impairment charge of $225.0 million to reduce the carrying value of this business to fair value less cost to sell. The sale of the U.S. operations of our Casting segment did not qualify for classification as discontinued operations, as the sale did not represent a strategic shift in our business that had a major effect on our operations and financial results. Upon finalizing the sale, we recorded a loss on deconsolidation of the U.S. Casting entities of $21.3 million. During 2020, we finalized certain customary post-closing calculations associated with the Casting Sale, resulting in an additional loss on sale of $1.0 million. These losses are presented in Loss on sale of business in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. SEGMENT AND GEOGRAPHIC INFORMATION

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 - Segment Reporting. In the first quarter of 2021, we completed a reorganization of our segments, which included moving certain locations that were previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the year ended December 31, 2020 and the year ended December 31, 2019 have been retrospectively recast to reflect this reorganization.

In the fourth quarter of 2019, we completed the Casting Sale. The Casting Sale did not qualify for classification as discontinued operations, as it did not represent a strategic shift in our business that had a major effect on our operations and financial results. As such, we continue to present Casting as a segment in the tables below, which is comprised entirely of the U.S. casting operations that were included in the sale.

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

	Year Ended December 31, 2021

	Driveline	Metal Forming	Casting	Corporate and Eliminations	Total
	(in millions)
Sales	$3,744.9	$1,762.2	$—	$—	$5,507.1
Less: Intersegment sales	3.4	347.1	—	—	350.5
Net external sales	$3,741.5	$1,415.1	$—	$—	$5,156.6

Segment adjusted EBITDA	$577.7	$255.6	$—	$—	$833.3

Depreciation and amortization	$301.9	$242.4	$—	$—	$544.3

Capital expenditures	$126.8	$50.5	$—	$3.9	$181.2

Total assets	$2,925.6	$1,576.9	$—	$1,133.2	$5,635.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2020

	Driveline	Metal Forming	Casting	Corporate and Eliminations	Total
Sales	$3,375.5	$1,652.0	$—	$—	$5,027.5
Less: Intersegment sales	2.9	313.8	—	—	316.7
Net external sales	$3,372.6	$1,338.2	$—	$—	$4,710.8

Segment adjusted EBITDA	$474.8	$245.0	$—	$—	$719.8

Depreciation and amortization	$306.1	$215.8	$—	$—	$521.9

Capital expenditures	$125.3	$81.9	$—	$8.4	$215.6

Total assets	$3,035.7	$1,680.3	$—	$1,200.3	$5,916.3

	Year Ended December 31, 2019

	Driveline	Metal Forming	Casting	Corporate and Eliminations	Total
Sales	$4,220.4	$2,062.7	$669.2	$—	$6,952.3
Less: Intersegment sales	11.3	368.6	41.5	—	421.4
Net external sales	$4,209.1	$1,694.1	$627.7	$—	$6,530.9

Segment adjusted EBITDA	$579.0	$348.3	$43.0	$—	$970.3

Depreciation and amortization	$288.0	$206.6	$42.3	$—	$536.9

Capital expenditures	$250.3	$139.0	$28.5	$15.5	$433.3

Total assets	$3,557.9	$2,120.9	$—	$965.8	$6,644.6

Assets included in the Corporate and Eliminations column of the tables above represent AAM corporate assets, as well as eliminations of intercompany assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Segment adjusted EBITDA	$833.3	$719.8	$970.3
Interest expense	(195.2)	(212.3)	(217.3)
Depreciation and amortization	(544.3)	(521.9)	(536.9)
Impairment charges	—	(510.0)	(665.0)
Restructuring and acquisition-related costs	(49.4)	(67.2)	(57.8)
Pension settlements	(42.3)	(0.5)	(9.8)
Loss on sale of business	(2.7)	(1.0)	(21.3)
Gain on bargain purchase of business	—	—	10.8
Unrealized gain on equity securities	24.4	—	—
Debt refinancing and redemption costs	(34.0)	(7.9)	(8.4)
Malvern Fire charges, net of recoveries	11.4	(9.3)	—
Other	—	—	2.4
Income (loss) before income taxes	$1.2	$(610.3)	$(533.0)

Financial information relating to our operations by geographic area is presented in the following table. Net sales are attributed to countries based upon location of production. Long-lived assets exclude deferred income taxes.

	December 31,
	2021	2020	2019
	(in millions)
Net sales
United States	$1,923.5	$1,816.7	$2,894.0
Mexico	2,058.9	1,808.5	2,353.1
South America	94.3	57.6	105.3
China	299.6	317.1	315.4
All other Asia	189.4	160.4	255.8
Europe	590.9	550.5	607.3
Total net sales	$5,156.6	$4,710.8	$6,530.9

Long-lived assets
United States	$1,976.5	$2,099.4	$2,805.8
Mexico	888.1	1,021.6	1,117.4
South America	40.9	49.7	61.9
China	164.8	185.1	191.4
All other Asia	87.1	84.2	106.8
Europe	501.2	491.5	439.4
Total long-lived assets	$3,658.6	$3,931.5	$4,722.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Axle and Manufacturing Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Axle and Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company recorded an income tax benefit of $4.7 million for the year ended December 31, 2021 and net deferred tax assets of $107.6 million, net of a valuation allowance of $201.7 million, and unrecognized tax benefits and related interest and penalties of $23.4 million as of December 31, 2021. Accounting for income taxes requires management to make assumptions and judgments. Performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
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
Goodwill Impairment Analysis — Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matter Description
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

As a result of the Company’s annual goodwill impairment test for the Driveline reporting unit in the fourth quarter of 2021, no impairment was identified.

The consolidated goodwill balance was $183.8 million as of December 31, 2021 which is attributed entirely to the Driveline reporting unit (Driveline). The impairment test requires management to make assumptions to estimate the fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of management’s assumptions related to market comparables, future cash flows, and discount and long-term growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to market comparables, future cash flows and discount and long-term growth rates included the following, among others:
•We tested the effectiveness of controls over the Company’s goodwill impairment test and determination of related assumptions, including those over market comparables, future cash flows and discount and long-term growth rates.
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

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 11, 2022

We have served as the Company's auditor since 1998.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2021.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The audit report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8, ”Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

On January 1, 2019, we began the implementation of our global enterprise planning (ERP) systems at certain locations that were acquired as part of the MPG acquisition. As part of these implementations, we have modified the design and documentation of our internal control processes and procedures, where appropriate. We will continue to implement these ERP systems at certain locations into 2022.

In December 2021, we lost the ability to utilize our payroll timekeeping system at certain of our global manufacturing facilities due to a disruption experienced by a third-party service provider. As a result, we immediately implemented manual timekeeping processes at these global facilities, including manual review and approval of hours worked. In addition, at certain locations, we utilized period-to-period trend analysis to validate the reasonableness of hours submitted and payroll expense. We believe that the manual processes implemented were sufficient to prevent or detect a material misstatement of the financial statements as of, and for the year ended, December 31, 2021. In February 2022, we regained the ability to utilize our payroll timekeeping system and we resumed our normal timekeeping process.

Due to the ongoing impact of COVID-19, a significant number of our associates have continued to work remotely in some capacity during the fourth quarter of 2021. This has not had a material effect on our internal control over financial reporting as we have maintained our existing controls and procedures over financial reporting during this period.

Except as described above with regard to implementation of ERP systems at certain legacy MPG locations and our temporary change to manual timekeeping at certain locations, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 24, 2022.

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
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

2.Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019 is filed as part of this Form 10-K.

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

4.02	Form of Indenture, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., as guarantor, certain subsidiary guarantors and U.S. Bank National Association, as trustee
(Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3 dated July 12, 2011.)

Number	Description of Exhibit

4.03	Indenture, dated as of November 3, 2011, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated October 31, 2011.)

4.04	Form of 6.25% Notes due 2025
(Incorporated by Reference to Exhibit 4.2 of Current Report on Form 8-K dated March 23, 2017.)

4.05	Form of 6.50% Notes due 2027
(Incorporated by Reference to Exhibit 4.3 of Current Report on Form 8-K dated March 23, 2017.)

4.06
First Supplemental Indenture, dated March 23, 2017 among American Axle & Manufacturing, Inc., Alpha SPV I, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 23, 2017.)

4.07
Second Supplemental Indenture, dated May 17, 2017 among American Axle & Manufacturing, Inc., Metaldyne Performance Group Inc., American Axle & Manufacturing Holdings, Inc. certain subsidiary guarantors and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated May 17, 2017.)

4.08
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

4.10
Third Supplemental Indenture, dated March 23, 2018 among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 26, 2018.)

4.11	Form of 6.25% Notes due 2026
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 27, 2018.)

4.12	Form of 6.875% Notes due 2028
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated June 12, 2020)

4.13	Form of 5.00% Notes due 2029
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated August 19, 2021)

*4.14	Description of Registered Securities

Number	Description of Exhibit

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

++10.04	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007.)

10.05	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008.)

++10.06	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

‡10.07	Form of Restricted Stock Unit Award Agreement for Board of Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 2, 2014.)

‡10.08	Employment Agreement dated as of August 1, 2015 by and between the Company and Michael K. Simonte
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated July 31, 2015.)

‡10.09	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 (Registration No. 333-220300).)

10.10
Credit Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated April 12, 2017.)

10.11
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

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated April 12, 2017.)

‡10.13	Amendment to American Axle & Manufacturing Holdings, Inc. Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005, and as further amended prior to the date hereof)
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 16, 2018.)

‡10.14	Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 26, 2015.)

‡10.15	Amendments to the Amended and Restated Employment Agreement dated February 15, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated April 16, 2018.)

‡10.16	Amendment to the Employment Agreement dated August 1, 2015 by and between the Company and Michael K. Simonte
(Incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated April 16, 2018.)

‡10.17	Form of Performance Share Award (Relative TSR) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 4, 2018.)

‡10.18	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 4, 2018.)

‡10.19	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q dated May 4, 2018.)

‡10.20	American Axle & Manufacturing Holdings, Inc. Change in Control Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated August 3, 2018.)

‡10.21	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K dated February 15, 2019)

‡10.22	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated March 8, 2019)

‡10.23	Form of Performance Share Award (Relative TSR) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated March 8, 2019)

Number	Description of Exhibit

‡10.24	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated March 8, 2019)

10.25
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

10.26
Second Amendment dated as of April 29, 2020 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 4, 2020)

‡10.27	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.28	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.29	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Non-Employee Directors under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.30	American Axle & Manufacturing Holdings, Inc. Executive Officer Severance Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated October 30, 2020)

‡10.31	American Axle & Manufacturing Holdings, Inc. Executive Retirement Savings Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated October 30, 2020)

‡10.32	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 7, 2021

‡10.33	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 7, 2021)

10.34
Agreement dated as of June 11, 2021, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 14, 2021)

Number	Description of Exhibit

‡10.35	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 of Registration Statement S-8 dated June 30, 2021 (Registration No. 333-257572).)

‡*10.36	American Axle & Manufacturing Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan - 2021 Incentive Compensation Program for Executive Officers

*21	Subsidiaries of the Registrant

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Shown only in the original filed with the Securities and Exchange Commission
**    Submitted electronically with the original filed with the Securities and Exchange Commission

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Acquisitions		Balance
	Beginning of	Costs and	and		At End of
	Period	Expenses	Disposals (a)	Deductions	Period
	(in millions)
Year Ended December 31, 2019:

Allowance for credit losses(1)	$8.4	$13.2	$(0.8)	$12.8	$8.0

Allowance for deferred taxes(3)	183.3	25.4	—	12.7	196.0

Inventory valuation allowance(2)	14.4	31.0	1.4	26.3	20.5

Year Ended December 31, 2020:

Allowance for credit losses(1)	8.0	7.0	—	10.5	4.5

Allowance for deferred taxes(4)	196.0	19.8	—	7.8	208.0

Inventory valuation allowance(2)	20.5	31.7	—	28.8	23.4

Year Ended December 31, 2021:

Allowance for credit losses(1)	4.5	7.8	—	10.1	2.2

Allowance for deferred taxes(4)	208.0	2.7	—	9.0	201.7

Inventory valuation allowance(2)	23.4	17.7	—	22.5	18.6

(a)    Amounts represent reserves recognized in conjunction with our acquisition of Mitec and reserves derecognized in conjunction with the Casting Sale in 2019.

(1)Uncollectible accounts charged off, net of recoveries.

(2)Primarily relates to write-offs of excess and obsolete inventories, as well as adjustments for physical quantity discrepancies.

(3)Primarily reflects the reversal of a valuation allowance against certain deferred tax assets in foreign locations, as well as changes due to foreign currency translation.

(4)Primarily reflects new net operating losses established with a corresponding valuation allowance at certain foreign locations, partially offset by adjustments to previously established valuation allowances and foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer

Date: February 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board &	February 11, 2022
David C. Dauch	Chief Executive Officer

/s/ Christopher J. May	Vice President &	February 11, 2022
Christopher J. May	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 11, 2022
Elizabeth A. Chappell

/s/ William L. Kozyra	Director	February 11, 2022
William L. Kozyra

/s/ Peter D. Lyons	Director	February 11, 2022
Peter D. Lyons

/s/ James A. McCaslin	Director	February 11, 2022
James A. McCaslin

/s/ William P. Miller II	Director	February 11, 2022
William P. Miller II

/s/ Herbert K. Parker	Director	February 11, 2022
Herbert K. Parker

/s/ Sandra E. Pierce	Director	February 11, 2022
Sandra E. Pierce

/s/ John F. Smith	Director	February 11, 2022
John F. Smith

/s/ Samuel Valenti III	Director	February 11, 2022
Samuel Valenti III