Form 10-Q
period 2022-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2022-05-06
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 114,486,486 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2022

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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
•risks inherent in our global operations (including tariffs and the potential consequences thereof to us, our suppliers, and our customers and their suppliers, adverse changes in trade agreements, such as the United States-Mexico-Canada Agreement (USMCA), immigration policies, political stability or geopolitical conflicts, taxes and other law changes, potential disruptions of production and supply, and currency rate fluctuations);
•supply shortages, such as the semiconductor shortage that the automotive industry is currently experiencing, labor shortages, including increased labor costs, or price increases in raw material and/or freight, utilities or other operating supplies for us or our customers as a result of pandemics, geopolitical conflicts, natural disasters or otherwise;
•a significant disruption in operations at one or more of our key manufacturing facilities;
•negative or unexpected tax consequences;
•risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attacks and other similar disruptions;
•cost or availability of financing for working capital, capital expenditures, research and development (R&D) or other general corporate purposes including acquisitions, as well as our ability to comply with financial covenants;
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions, except per share data)

Net sales	$1,436.2	$1,425.1

Cost of goods sold	1,249.4	1,198.0

Gross profit	186.8	227.1

Selling, general and administrative expenses	86.1	90.0

Amortization of intangible assets	21.5	21.5

Restructuring and acquisition-related costs	8.9	17.5

Loss on sale of business	—	2.6

Operating income	70.3	95.5

Interest expense	(44.7)	(51.1)

Interest income	3.0	2.9

Other income (expense)
Debt refinancing and redemption costs	(5.6)	(1.1)
Unrealized loss on equity securities	(18.0)	—
Other income (expense), net	(1.0)	1.2

Income before income taxes	4.0	47.4

Income tax expense	3.0	8.8

Net income	$1.0	$38.6

Basic earnings per share	$0.01	$0.33

Diluted earnings per share	$0.01	$0.33

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net income	$1.0	$38.6

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	1.3	2.1
Foreign currency translation adjustments	6.0	(11.0)
Changes in cash flow hedges, net of tax (b)	15.7	(0.3)
Other comprehensive income (loss)	23.0	(9.2)

Comprehensive income	$24.0	$29.4

(a)	Amounts are net of tax of $(0.5) million for the three months ended March 31, 2022, and $(0.6) million for the three months ended March 31, 2021.
(b)	Amounts are net of tax of $(2.9) million for the three months ended March 31, 2022, and $(1.3) million for the three months ended March 31, 2021.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$529.9	$530.2
Accounts receivable, net	928.1	762.8
Inventories, net	412.7	410.4
Prepaid expenses and other	170.2	152.6
Total current assets	2,040.9	1,856.0

Property, plant and equipment, net	1,947.8	1,996.1
Deferred income taxes	128.5	121.1
Goodwill	183.2	183.8
Other intangible assets, net	676.4	697.2
GM postretirement cost sharing asset	199.1	201.1
Operating lease right-of-use assets	120.0	123.7
Other assets and deferred charges	429.1	456.7
Total assets	$5,725.0	$5,635.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$21.0	$18.8
Accounts payable	754.7	612.8
Accrued compensation and benefits	164.4	195.2
Deferred revenue	30.2	28.1
Current portion of operating lease liabilities	24.4	24.6
Accrued expenses and other	159.0	160.4
Total current liabilities	1,153.7	1,039.9

Long-term debt, net	3,062.0	3,085.7
Deferred revenue	82.6	94.8
Deferred income taxes	12.7	13.5
Long-term portion of operating lease liabilities	96.5	99.9
Postretirement benefits and other long-term liabilities	833.0	844.1
Total liabilities	5,240.5	5,177.9

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
123.2 million shares issued as of March 31, 2022 and 122.5 million shares issued as of December 31, 2021	1.3	1.3
Paid-in capital	1,356.0	1,351.5
Accumulated deficit	(312.9)	(313.9)
Treasury stock at cost, 8.7 million shares as of March 31, 2022 and 8.5 million shares as of December 31, 2021	(218.1)	(216.3)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(240.6)	(241.9)
Foreign currency translation adjustments	(105.3)	(111.3)
Unrecognized gain (loss) on cash flow hedges, net of tax	4.1	(11.6)
Total stockholders' equity	484.5	457.8
Total liabilities and stockholders' equity	$5,725.0	$5,635.7
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Operating activities
Net income	$1.0	$38.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	120.4	142.0
Deferred income taxes	(8.6)	0.8
Stock-based compensation	4.5	5.3
Pensions and other postretirement benefits, net of contributions	(1.8)	(4.3)
Loss on sale of business	—	2.6
Gain on disposal of property, plant and equipment, net	(2.8)	(0.2)
Unrealized loss on equity securities	18.0	—
Debt refinancing and redemption costs	5.6	1.1
Changes in operating assets and liabilities
Accounts receivable	(166.0)	(66.4)
Inventories	(2.1)	(19.6)
Accounts payable and accrued expenses	110.2	75.4
Deferred revenue	(8.3)	4.9
Other assets and liabilities	(1.6)	(1.1)
Net cash provided by operating activities	68.5	179.1

Investing activities
Purchases of property, plant and equipment	(28.6)	(39.6)
Proceeds from sale of property, plant and equipment	4.2	—
Proceeds (payments) for sale of business, net of cash divested	—	(0.8)
Acquisition of business	(6.7)	—
Other investing activities	(0.2)	—
Net cash used in investing activities	(31.3)	(40.4)

Financing activities
Proceeds from issuance of long-term debt	220.5	21.8
Payments of long-term debt	(252.1)	(107.3)
Debt issuance costs	(3.5)	—
Purchase of treasury stock	(1.8)	(4.0)
Other financing activities	(1.8)	(1.1)
Net cash used in financing activities	(38.7)	(90.6)

Effect of exchange rate changes on cash	1.2	(3.9)

Net increase (decrease) in cash and cash equivalents	(0.3)	44.2

Cash and cash equivalents at beginning of period	530.2	557.0

Cash and cash equivalents at end of period	$529.9	$601.2

Supplemental cash flow information
Interest paid	$38.6	$43.3
Income taxes paid, net	$4.8	$0.2
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2021	113.3	$1.2	$1,333.3	$(319.8)	$(212.0)	$(432.2)	$2.7
Net income	—	—	—	38.6	—	—	—
Vesting of restricted stock units and performance shares	1.0	0.1	—	—	—	—	—
Stock-based compensation	—	—	5.3	—	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(4.0)	—	—
Changes in cash flow hedges	—	—	—	—	—	(0.3)	—
Foreign currency translation adjustments	—	—	—	—	—	(11.0)	—
Defined benefit plans, net	—	—	—	—	—	2.1	—
Sale of business (Note 14)	—	—	—	—	—	—	(2.7)
Balance at March 31, 2021	113.9	$1.3	$1,338.6	$(281.2)	$(216.0)	$(441.4)	$—

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2022	114.0	$1.3	$1,351.5	$(313.9)	$(216.3)	$(364.8)	$—
Net income	—	—	—	1.0	—	—	—
Vesting of restricted stock units	0.7	—	—	—	—	—	—
Stock-based compensation	—	—	4.5	—	—	—	—
Purchase of treasury stock	(0.2)	—	—	—	(1.8)	—	—
Changes in cash flow hedges	—	—	—	—	—	15.7	—
Foreign currency translation adjustments	—	—	—	—	—	6.0	—
Defined benefit plans, net	—	—	—	—	—	1.3	—
Balance at March 31, 2022	114.5	$1.3	$1,356.0	$(312.9)	$(218.1)	$(341.8)	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid, and internal combustion vehicles. Headquartered in Detroit, with nearly 80 facilities in 17 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

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

The balance sheet at December 31, 2021 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. These estimates and assumptions are impacted by risks and uncertainties, including those associated with COVID-19, the semiconductor supply shortage that is impacting the automotive industry, and the conflict between Russia and Ukraine. While we have made estimates and assumptions based on the facts and circumstances available as of the date of this report, the full impact of these matters cannot be predicted, and actual results could differ materially from those estimates and assumptions.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Effect of New Accounting Standards and Other Regulatory Pronouncements

Accounting Standard Update 2021-10

On November 17, 2021, the FASB issued ASU 2021-10 - Government Assistance (Topic 832). This guidance established requirements for annual disclosures about certain types of material government assistance, including government grants and tax credits. This guidance became effective and we prospectively adopted this guidance on January 1, 2022. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020 in the United States. The key provisions of the CARES Act, as they remain applicable to AAM, include the following:

•The ability to use net operating losses (NOLs) to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017, and to carry back NOLs to offset prior year income for five years. These are temporary provisions that apply to NOLs incurred in 2018, 2019 or 2020 tax years. We received income tax refunds of $5.4 million and $6.0 million in the three months ended March 31, 2022 and 2021, respectively, as a result of this provision of the CARES Act.
•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. At March 31, 2022, we had deferred $7.6 million of social security taxes, which are expected to be paid in the fourth quarter of 2022.

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
In the second quarter of 2021, we completed the acquisition of a manufacturing facility in Emporium, Pennsylvania (Emporium), and subsequently determined that we will cease production at the facility in 2022 and relocate the production capacity to other AAM manufacturing facilities. As a result, during the three months ended March 31, 2022, we incurred restructuring charges related to the anticipated closure of the facility and expect to incur costs associated with the closure of the facility through 2022.
A summary of our restructuring activity for the first three months of 2022 and 2021 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2020	$1.7	$9.8	$11.5
Charges	0.5	16.0	16.5
Cash utilization	(2.2)	(19.4)	(21.6)
Accrual at March 31, 2021	$—	$6.4	$6.4

Accrual at December 31, 2021	$0.7	$2.7	$3.4
Charges	1.3	5.9	7.2
Cash utilization	(0.8)	(6.6)	(7.4)
Accrual at March 31, 2022	$1.2	$2.0	$3.2
As part of our restructuring actions, we incurred total severance charges of approximately $1.3 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively. We also incurred total implementation costs of approximately $5.9 million and $16.0 million during the three months ended March 31, 2022 and 2021, respectively. Implementation costs consist primarily of professional fees and plant exit costs.
We incurred $5.4 million of restructuring costs under the 2020 Program and incurred $1.8 million of costs associated with the anticipated closure of Emporium in the three months ended March 31, 2022. We have incurred $92.7 million of total restructuring costs under the 2020 Program since inception and have incurred $5.5 million of total costs related to the anticipated closure of Emporium.
Approximately $0.7 million and $3.4 million of our total restructuring costs for the three months ended March 31, 2022 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. Approximately $1.2 million and $0.5 million of our total restructuring costs for the three months ended March 31, 2021 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. We expect to incur approximately $20 million to $30 million of total restructuring charges in 2022 under the 2020 Program and associated with our closure of Emporium.
In April 2022, we announced our acquisition of Tekfor Group and we also continue to incur integration costs related to acquisitions completed in prior years. The following table represents a summary of charges incurred in the three months ended March 31, 2022 and 2021 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the three months ended March 31, 2022	$1.1	$0.6	$1.7
Charges for the three months ended March 31, 2021	—	1.0	1.0
Acquisition-related costs primarily consist of advisory, legal, accounting, and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Income and totaled $8.9 million and $17.5 million for the three months ended March 31, 2022 and 2021 respectively.

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

Inventories consist of the following:

	March 31, 2022	December 31, 2021
	(in millions)

Raw materials and work-in-progress	$359.0	$339.7
Finished goods	75.5	89.3
Gross inventories	434.5	429.0
Inventory valuation reserves	(21.8)	(18.6)
Inventories, net	$412.7	$410.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2022:

Consolidated
(in millions)
Balance at December 31, 2021	$183.8
Foreign currency translation	(0.6)
Balance at March 31, 2022	$183.2

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

At March 31, 2022, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$48.1	$(38.6)	$9.5	$47.3	$(37.0)	$10.3
Customer platforms	856.2	(317.2)	539.0	856.2	(301.3)	554.9
Customer relationships	53.0	(17.1)	35.9	53.0	(16.2)	36.8
Technology and other	155.9	(63.9)	92.0	156.1	(60.9)	95.2
Total	$1,113.2	$(436.8)	$676.4	$1,112.6	$(415.4)	$697.2

Amortization expense for our intangible assets was $21.5 million for both the three months ended March 31, 2022 and March 31, 2021. Estimated amortization expense for the years 2022 through 2026 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	520.0	301.8
Term Loan B Facility	825.0	850.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	180.0	400.0
5.00% Notes due 2029	600.0	600.0
Foreign credit facilities and other	88.9	86.1
Total debt	3,113.9	3,137.9
Less: Current portion of long-term debt	21.0	18.8
Long-term debt	3,092.9	3,119.1
Less: Debt issuance costs	30.9	33.4
Long-term debt, net	$3,062.0	$3,085.7

Senior Secured Credit Facilities In 2017, American Axle & Manufacturing Holdings, Inc. (Holdings) and American Axle & Manufacturing, Inc. (AAM, Inc.) entered into a credit agreement which was amended on July 29, 2019 and further amended on April 28, 2020, and June 11, 2021 (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a Collateral Agreement and Guarantee Agreement with the financial institutions party thereto. The Credit Agreement originally included a $340 million term loan A facility (the Term Loan A Facility), a $1.55 billion term loan B facility (the Term Loan B Facility) and a $925 million multi-currency revolving credit facility (the Revolving Credit Facility, and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities).

In March 2022, Holdings and AAM, Inc. entered into the Amended & Restated Credit Agreement. The Amended & Restated Credit Agreement, among other things, increased the principal amount of the Term Loan A Facility to $520.0 million, extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility each to March 11, 2027, and established the use under the Term Loan A Facility and Revolving Credit Facility of the Secured Overnight Financing Rate (SOFR) and the minimum Adjusted Term SOFR Rate for Eurodollar-based loans denominated in US Dollars and the Sterling Overnight Index Average (SONIA) and the minimum adjusted daily simple SONIA for loans denominated in Sterling. The Amended & Restated Credit Agreement also removed the senior secured net leverage ratio covenant, increased the maximum levels of the total net leverage ratio covenant for certain periods, modified the cash interest expense coverage ratio covenant, and modified certain covenants restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to create, incur, assume or permit to exist certain additional indebtedness and liens, to make investments and to make or agree to pay or make certain restricted payments, voluntary payments and distributions. We expensed $0.2 million of debt refinancing costs, paid accrued interest of $1.0 million, and paid debt issuance costs of $3.5 million in the three months ended March 31, 2022 related to the Amended & Restated Credit Agreement.

The terms of the Term Loan B Facility, including the maturity date, interest rates and applicable margin with respect to such interest rates, under the Amended & Restated Credit Agreement remain unchanged. There are no current maturities under the Term Loan A Facility and there are no scheduled payments due under the Term Loan B Facility until maturity in 2024.

In the first quarter of 2022, we made a voluntary prepayment of $25.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In the first quarter of 2021, we made a voluntary prepayment of $100.0 million on our Term Loan B Facility and $4.3 million on our Term Loan A Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

At March 31, 2022, we had $893.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $31.8 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

Redemption of 6.25% Notes due 2026 In the first quarter of 2022, we used the proceeds from the upsized Term Loan A Facility to voluntarily redeem a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $220.0 million and $0.2 million in accrued interest. We also expensed approximately $1.8 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.4 million for the payment of an early redemption premium.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2022, $88.9 million was outstanding under our foreign credit facilities, as compared to $86.1 million at December 31, 2021. At March 31, 2022, an additional $62.4 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 5.4% at March 31, 2022 and 5.6% at December 31, 2021.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of both March 31, 2022 and December 31, 2021, we had currency forward contracts outstanding with a total notional amount of $164.7 million, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the third quarter of 2024 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2022.

Fixed-to-fixed cross-currency swap In 2020, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to-fixed cross-currency swap is €200.0 million, which was equivalent to $221.3 million and $226.9 million at March 31, 2022 and December 31, 2021, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

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

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under ASC 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During		Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income	2022	2021	2022	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$1.2	$2.3	$1,249.4	$5.9
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	6.0	10.1	(1.0)	1.7
Variable-to-fixed interest rate swap	Interest Expense	(2.9)	(4.2)	(44.7)	(2.0)

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three months ended March 31, 2022 and 2021.

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

		Gain (Loss) Recognized During		Total of Financial
	Location of Gain (Loss)	Three Months Ended		Statement Line
	Recognized in	March 31,		Item
	Net Income	2022	2021	2022
		(in millions)

Currency forward contracts	Other Income (Expense), net	$1.0	$(0.1)	$(1.0)

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	March 31, 2022	December 31, 2021
	Fair Value	Fair Value	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$226.2	$196.5	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	5.9	2.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.6	1.9	Level 2
Nondesignated - currency forward contracts	1.0	0.2	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	2.0	1.4	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.5	2.2	Level 2
Investment in equity securities	9.4	27.4	Level 1
Accrued expenses and other
Cash flow hedges - currency forward contracts	—	0.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.1	9.6	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	—	0.6	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	2.1	3.7	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.1	12.7	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Income. As of March 31, 2022, our investment in REE shares was valued at $9.4 million based on a closing price on that date of $1.90 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	520.0	512.9	301.8	301.8	Level 2
Term Loan B Facility	825.0	818.8	850.0	847.9	Level 2
6.875% Notes due 2028	400.0	399.0	400.0	430.0	Level 2
6.50% Notes due 2027	500.0	492.5	500.0	519.4	Level 2
6.25% Notes due 2026	180.0	180.5	400.0	408.5	Level 2
5.00% Notes due 2029	600.0	550.5	600.0	588.0	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2022	2021
	(in millions)

Service cost	$0.5	$0.5
Interest cost	4.2	4.3
Expected asset return	(8.0)	(9.7)
Amortized loss	1.9	2.7
Net periodic benefit credit	$(1.4)	$(2.2)

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2022	2021
	(in millions)

Service cost	$0.1	$0.1
Interest cost	2.1	2.1
Amortized loss	0.1	0.4
Amortized prior service credit	(0.2)	(0.4)
Net periodic benefit cost	$2.1	$2.2

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, we have a noncurrent pension liability of $117.6 million and $121.3 million, respectively. As of March 31, 2022 and December 31, 2021, we have a noncurrent other postretirement benefits liability of $479.3 million and $481.2 million, respectively.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2022 to be less than $1 million. We expect our cash payments for other postretirement benefit obligations in 2022, net of GM cost sharing, to be approximately $16.5 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)

Beginning balance	$59.5	$66.7
Accruals	4.0	4.3
Payments	(3.1)	(0.8)
Adjustment to prior period accruals	—	(0.7)
Foreign currency translation	—	(0.4)
Ending balance	$60.4	$69.1

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

Our income tax expense and effective income tax rate for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)

Income tax expense	$3.0	$8.8
Effective income tax rate	75.0%	18.6%

Our effective income tax rate for the three months ended March 31, 2022 varies from our effective income tax rate for the three months ended March 31, 2021 primarily as a result of the mix of earnings on a jurisdictional basis. For the three months ended March 31, 2022 and 2021, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to the change in jurisdictional mix of earnings, as well as favorable foreign tax rates and the impact of tax credits.

In accordance with the guidance in ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not" based on the available evidence. Due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, including COVID-19, the semiconductor shortage and resulting impact on global automotive production volumes, and the conflict between Russia and Ukraine, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

Other Income Tax Matters

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM believes that the proposed adjustment is without merit and we have contested the matter, which is currently under review in the IRS’s administrative appeals process. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements. In the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2021, is estimated to be in the range of approximately $275 million to $325 million. The cash flow impact in 2022 related to this issue is not expected to be significant as a result of available net operating losses and income tax credits.

In a matter of related interest, on May 5, 2020, the U.S Tax Court ruled against another U.S. corporation, finding that the income it earned through a Mexican branch of its Luxembourg subsidiary corporation was FBCSI. In that situation, the taxpayer appealed the U.S. Tax Court decision to the U.S. Court of Appeals for the Sixth Circuit. On December 6, 2021, the U.S. Court of Appeals affirmed, in a split decision, the Tax Court decision in favor of the IRS. In January 2022, the taxpayer in the above referenced matter filed a petition for rehearing and this petition was denied by the U.S. Court of Appeals for the Sixth Circuit in March 2022.

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

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of March 31, 2022 and December 31, 2021, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $23.7 million and $23.4 million, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. EARNINGS PER SHARE (EPS)

We present EPS using the two-class method. This method allocates undistributed earnings between common shares and non-vested share-based payment awards that entitle the holder to non-forfeitable dividend rights. Our participating securities are our non-vested restricted stock units.

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2022	2021
	(in millions, except per share data)
Numerator
Net income	$1.0	$38.6
Less: Net income attributable to participating securities	—	(1.6)
Net income attributable to common shareholders - Basic and Dilutive	$1.0	$37.0

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	118.8	118.3
Less: Participating securities	(4.6)	(4.8)
Weighted-average common shares outstanding	114.2	113.5

Effect of dilutive securities -
Dilutive stock-based compensation	0.5	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	114.7	113.5

Basic EPS	$0.01	$0.33

Diluted EPS	$0.01	$0.33

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2022 and March 31, 2021 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2021	$(241.9)		$(111.3)	$(11.6)		$(364.8)

Other comprehensive income before reclassifications	—		6.0	22.9		28.9

Income tax effect of other comprehensive income before reclassifications	—		—	(3.5)		(3.5)

Amounts reclassified from accumulated other comprehensive income (loss)	1.8	(a)	—	(4.3)	(b)	(2.5)

Income taxes reclassified into net income	(0.5)		—	0.6		0.1

Net change in accumulated other comprehensive income (loss)	1.3		6.0	15.7		23.0

Balance at March 31, 2022	$(240.6)		$(105.3)	$4.1		$(341.8)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2020	$(311.0)		$(101.1)	$(20.1)		$(432.2)

Other comprehensive income (loss) before reclassifications	—		(11.5)	9.2		(2.3)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(2.5)		(2.5)

Amounts reclassified from accumulated other comprehensive loss	2.7	(a)	0.5	(8.2)	(b)	(5.0)

Income taxes reclassified into net income	(0.6)		—	1.2		0.6

Net change in accumulated other comprehensive loss	2.1		(11.0)	(0.3)		(9.2)

Balance at March 31, 2021	$(308.9)		$(112.1)	$(20.4)		$(441.4)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended March 31, 2022 and March 31, 2021.

(b)
The amounts reclassified from AOCI included $(1.2) million in cost of goods sold (COGS), $2.9 million in interest expense and $(6.0) million in Other income (expense), net for the three months ended March 31, 2022 and $(2.3) million in COGS, $4.2 million in interest expense and $(10.1) million in Other income (expense), net for the three months ended March 31, 2021.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2022 and 2021. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended March 31, 2022
	Driveline	Metal Forming	Total
North America	$823.9	$303.3	$1,127.2
Asia	117.0	10.5	127.5
Europe	105.8	59.2	165.0
South America	14.0	2.5	16.5
Total	$1,060.7	$375.5	$1,436.2

	Three Months Ended March 31, 2021
	Driveline	Metal Forming	Total
North America	$773.8	$320.4	$1,094.2
Asia	121.2	12.8	134.0
Europe	110.0	64.2	174.2
South America	20.0	2.7	22.7
Total	$1,025.0	$400.1	$1,425.1

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers:

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2021	$762.8	$28.1	$94.8
March 31, 2022	928.1	30.2	82.6
Increase/(decrease)	$165.3	$2.1	$(12.2)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $7.9 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. ACQUISITIONS AND DISPOSITIONS

Subsequent Event - AAM Acquisition of Tekfor Group

In April 2022, AAM announced that we had entered into a definitive agreement to acquire Tekfor Group for an estimated US GAAP purchase price of approximately €90 million (estimated enterprise value of approximately €125 million after net adjustment for cash and debt-like items), subject to certain customary closing adjustments. We expect to fund the entire purchase price with cash on hand and the transaction is expected to close in the second quarter of 2022, subject to regulatory approval and other customary closing requirements.

Tekfor Group manufactures high-performance components, modules and fasteners, including traditional powertrain and driveline components (for both internal combustion and hybrid applications), and e-mobility components. Headquartered in Hausach, Germany, Tekfor Group has eight sites and employs approximately 2,000 associates in Europe and the Americas.

Sale of Interest in Consolidated Joint Venture

In the first quarter of 2021, we completed the sale of substantially all of our ownership interest in a consolidated joint venture and received cash proceeds of approximately $2.4 million. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.6 million in the first quarter of 2021. Subsequent to the sale of this joint venture, we no longer present noncontrolling interest in our condensed consolidated financial statements as all consolidated entities are wholly owned.

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

Our insurance policies are expected to cover the repair, replacement or actual cash value of the assets that incurred loss or damage, less our applicable deductible of $1.0 million. In addition, our insurance policies are expected to provide coverage for interruption to our business, including lost or reduced profits and reimbursement for certain expenses and costs that are incurred relating to the fire. In the three months ended March 31, 2022, we recorded $0.7 million of charges primarily related to transportation and freight and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. We also recorded an estimated insurance recovery of $6.2 million and received reimbursements and advances under our insurance policies of approximately $3.6 million, which is presented as an operating cash flow in our Condensed Consolidated Statement of Cash Flows. This resulted in net pre-tax income in our Condensed Consolidated Statement of Income of approximately $5.5 million in Cost of goods sold for the three months ended March 31, 2022. At March 31, 2022, $13.9 million of insurance recovery receivable is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet.

Since the date of the Malvern Fire and the establishment of the insurance claim, we have incurred $53.1 million of total charges primarily related to site services and clean-up, transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. In addition, we have recorded a total of $27.0 million of costs primarily associated with the write-down of property, plant and equipment as a result of damage from the fire. We have recorded total estimated insurance recoveries of $87.7 million and have received total reimbursements and advances under our insurance policies of $73.8 million, of which $11.1 million was received in 2020, $59.1 million was received in 2021 and $3.6 million in the first three months of 2022.

In the fourth quarter of 2020, we determined that we will cease production at the Malvern Manufacturing Facility and relocate production capacity to other AAM manufacturing facilities. As such, we cannot estimate the total claim eligible costs that we will incur as a result of the Malvern Fire and the associated relocation of production capacity to other AAM manufacturing facilities. At March 31, 2022, we have estimated the amount of expected insurance proceeds recoverable in consideration of the policy provisions, estimated repair costs or actual cash value of damaged assets, and claim eligible expenses incurred from the date of the fire. We expect the claim settlement process to continue through 2022 based on the provisions of the policy. We will update our estimates as additional information becomes available, however, the actual impact on our results of operations, financial position or cash flows, or the timing of such impact, could differ from our estimates.

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

The following tables represent information by reportable segment for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31, 2022
	Driveline	Metal Forming	Total
Sales	$1,061.8	$481.8	$1,543.6
Less: Intersegment sales	1.1	106.3	107.4
Net external sales	$1,060.7	$375.5	$1,436.2

Segment Adjusted EBITDA	$132.5	$63.6	$196.1

	Three Months Ended March 31, 2021
	Driveline	Metal Forming	Total
Sales	$1,026.1	$489.3	$1,515.4
Less: Intersegment sales	1.1	89.2	90.3
Net external sales	$1,025.0	$400.1	$1,425.1

Segment Adjusted EBITDA	$170.5	$92.4	$262.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income before income taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Total segment adjusted EBITDA	$196.1	$262.9
Interest expense	(44.7)	(51.1)
Depreciation and amortization	(120.4)	(142.0)
Restructuring and acquisition-related costs	(8.9)	(17.5)
Loss on sale of business	—	(2.6)
Unrealized loss on equity securities	(18.0)	—
Debt refinancing and redemption costs	(5.6)	(1.1)
Non-recurring items:
Malvern Fire charges, net of recoveries	5.5	(1.2)
Income before income taxes	$4.0	$47.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021.

Unless the context otherwise requires, references to "we," "our," "us" or "AAM" shall mean collectively (i) American Axle & Manufacturing Holdings, Inc. (Holdings), a Delaware corporation, (ii) American Axle & Manufacturing, Inc. (AAM, Inc.), a Delaware corporation, and its direct and indirect subsidiaries, and, (iii) Metaldyne Performance Group, Inc. (MPG) and its direct and indirect subsidiaries. AAM Inc. and MPG are wholly owned subsidiaries of Holdings.

COMPANY OVERVIEW

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid, and internal combustion vehicles. Headquartered in Detroit, with nearly 80 facilities in 17 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms.  We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 40% of our consolidated net sales in the first three months of 2022, and 37% in the first three months of 2021 and the full year 2021.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Chrysler Pacifica and the AWD Jeep Cherokee. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 18% of our consolidated net sales in the first three months of 2022, and 19% in the first three months of 2021 and the full year 2021.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Ford Bronco Sport, Ford Edge, Ford Escape and Lincoln Nautilus, and we sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in the first three months of 2022 and were also 12% for both the first three months of 2021 and the full year 2021.

No other customer represented 10% or more of consolidated net sales during these periods.

Supply Chain Constraints Impacting the Automotive Industry

During the first three months of 2022, the automotive industry has continued to experience significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. As a result, we have experienced increased volatility in our production schedules, including manufacturing downtime, often with little notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our results of operations and cash flows during this period. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue throughout 2022. Due to the ongoing uncertainty associated with the impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other factors causing, or exacerbating, these supply chain constraints, the ultimate impact on our net sales, results of operations and cash flows is unknown.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2022 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Net Sales

	Three Months Ended March 31,
(in millions)	2022	2021	Change	Percent Change
Net Sales	$1,436.2	$1,425.1	$11.1	0.8%

The increase in the first quarter of 2022, as compared to the first quarter 2021, primarily reflects approximately $39 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases in sales were partially offset by a reduction in production volumes on certain vehicle programs that we support, which was primarily the result of the semiconductor shortage that is impacting the automotive industry, the impact of which we estimate to be approximately $31 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Cost of Goods Sold

	Three Months Ended March 31,
(in millions)	2022	2021	Change	Percent Change
Cost of Goods Sold	$1,249.4	$1,198.0	$51.4	4.3%

The change in cost of goods sold in the first quarter of 2022, as compared to the first quarter of 2021, primarily reflects approximately $46 million related to metal market costs and the impact of foreign exchange, as well as the impact of increased net manufacturing costs, including metal and commodity costs, utility costs and transportation costs. These increases in cost of goods sold were partially offset by a reduction in production volumes, which was primarily the result of the semiconductor shortage, which we estimate reduced costs by approximately $24 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, material costs were approximately 61% of total costs of goods sold as compared to approximately 59% for the three months ended March 31, 2021.

In the first quarter of 2021, one of our Major Customers announced its intention to cease production operations in Brazil in 2021 as part of their restructuring actions. This decision impacted certain of the programs that we supported and, as a result, we accelerated depreciation on certain property, plant and equipment beginning in the first quarter of 2021. The impact on cost of goods sold of this acceleration was approximately $11 million in the first quarter of 2021.

Gross Profit

	Three Months Ended March 31,
(in millions)	2022	2021	Change	Percent Change
Gross Profit	$186.8	$227.1	$(40.3)	(17.7)%

Gross margin was 13.0% in the first three months of 2022 as compared to 15.9% in the first three months of 2021. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
(in millions)	2022	2021	Change	Percent Change
Selling, General & Administrative Expenses	$86.1	$90.0	$(3.9)	(4.3)%

SG&A as a percentage of net sales was 6.0% in the first three months of 2022 as compared to 6.3% of net sales in the first three months of 2021.  Research and development (R&D) expense, net of ED&D recoveries, was approximately $34.7 million in the first three months of 2022 as compared to $31.7 million in the first three months of 2021. The change in SG&A in the first three months of 2022, as compared to the first three months of 2021, was primarily attributable to lower incentive compensation accruals, partially offset by an increase in R&D expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $21.5 million for both the three months ended March 31, 2022 and March 31, 2021.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $8.9 million for the three months ended March 31, 2022, as compared to $17.5 million for the three months ended March 31, 2021. We expect to incur approximately $20 million to $30 million of total restructuring charges in 2022. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Loss on Sale of Business In the first quarter of 2021, we completed the sale of substantially all of our ownership interest in a consolidated joint venture. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.6 million.

Operating Income  Operating income was $70.3 million in the first three months of 2022 as compared to $95.5 million in the first three months of 2021.  Operating margin was 4.9% in the first three months of 2022 as compared to 6.7% in the first three months of 2021.  The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold and SG&A above.

Interest Expense and Interest Income  Interest expense was $44.7 million in the first three months of 2022 as compared to $51.1 million in the first three months of 2021.  The decrease in interest expense was primarily the result of our ongoing debt reduction initiatives and our previous refinancing actions. The weighted-average interest rate of our long-term debt outstanding was 5.6% for the three months ended March 31, 2022 and 5.9% for the three months ended March 31, 2021. We expect our interest expense for the full year 2022 to be approximately $170 million to $180 million.

Interest income was $3.0 million in the first three months of 2022 as compared to $2.9 million in the first three months of 2021.

Debt Refinancing and Redemption Costs In the first quarter of 2022, we amended and restated our existing Credit Agreement. See Note 5 - Long Term Debt for further detail on the Amended & Restated Credit Agreement. As a result, we incurred $0.2 million of third-party debt refinancing costs during the three months ended March 31, 2022.

Also in the first quarter of 2022, we made a voluntary prepayment of $25.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In addition, in the first quarter of 2022 we used the proceeds from the upsized Term Loan A Facility to voluntarily redeem a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $220 million and $0.2 million in accrued interest. We also expensed approximately $1.8 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.4 million for the payment of an early redemption premium.

In the first quarter of 2021, we made voluntary prepayments of $100.0 million on our Term Loan B Facility and $4.3 million on our Term Loan A Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Unrealized Loss on Equity Securities We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized holding gain or loss within Other income (expense) in our Condensed Consolidated Statement of Income. As of March 31, 2022, our investment in REE shares was valued at $9.4 million resulting in an unrealized loss of $18.0 million for the three months ended March 31, 2022.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was expense of $1.0 million in the first three months of 2022 as compared to income of $1.2 million in the first three months of 2021.

Income Tax Expense Income tax expense was $3.0 million for the three months ended March 31, 2022 as compared to $8.8 million for the three months ended March 31, 2021.  Our effective income tax rate was 75.0% in the first three months of 2022 as compared to 18.6% in the first three months of 2021.

Our effective income tax rate for the three months ended March 31, 2022 varies from our effective income tax rate for the three months ended March 31, 2021 primarily as a result of the mix of earnings on a jurisdictional basis. For the three months ended March 31, 2022 and 2021, our effective income tax rates vary from the U.S. federal statutory rate of 21% primarily due to the change in jurisdictional mix of earnings, as well as favorable foreign tax rates and the impact of tax credits.

Due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, including COVID-19, the semiconductor shortage and resulting impact on global automotive production volumes, and the conflict between Russia and Ukraine, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

Net Income and Earnings Per Share (EPS) Net income was $1.0 million in the first three months of 2022 as compared to $38.6 million in the first three months of 2021. Diluted EPS was $0.01 per share in the first three months of 2022 as compared to $0.33 per share in the first three months of 2021. Net income and EPS for the first three months of 2022 and 2021 were primarily impacted by the factors discussed above.

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

The following table represents sales by reportable segment for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Driveline	$1,061.8	$1,026.1
Metal Forming	481.8	489.3
Eliminations	(107.4)	(90.3)
Net Sales	$1,436.2	$1,425.1

The increase in Driveline sales for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily reflects approximately $28 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in Metal Forming sales for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily reflects a reduction in production volumes as a result of the semiconductor shortage, the impact of which we estimate to be approximately $37 million for the three months ended March 31, 2022. These reductions were partially offset by approximately $11 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, and sales related to our acquisition of a manufacturing facility in Emporium, Pennsylvania (Emporium) which was completed in the second quarter of 2021.

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

The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Driveline	$132.5	$170.5
Metal Forming	63.6	92.4
Total segment adjusted EBITDA	$196.1	$262.9

For the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to the impact of increased net manufacturing costs, including higher metal and commodity costs, higher utility costs and increased transportation costs.

For the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, the change in Segment Adjusted EBITDA for the Metal Forming segment was primarily attributable to the net reduction in production volumes as a result of the semiconductor shortage, as well as the impact of increased net manufacturing costs, including higher metal and commodity costs, higher utility costs and increased transportation costs.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income	$1.0	$38.6
Interest expense	44.7	51.1
Income tax expense	3.0	8.8
Depreciation and amortization	120.4	142.0
EBITDA	$169.1	$240.5
Restructuring and acquisition-related costs	8.9	17.5
Debt refinancing and redemption costs	5.6	1.1
Loss on sale of business	—	2.6
Unrealized loss on equity securities	18.0	—
Non-recurring items:
Malvern Fire charges, net of recoveries	(5.5)	1.2
Total segment adjusted EBITDA	$196.1	$262.9

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

At March 31, 2022, we had nearly $1.5 billion of liquidity consisting of approximately $530 million of cash and cash equivalents, approximately $893 million of available borrowings under our Revolving Credit Facility and approximately $62 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2024.

Operating Activities  In the first three months of 2022, net cash provided by operating activities was $68.5 million as compared to $179.1 million in the first three months of 2021. The following factors impacted cash from operating activities in the first three months of 2022, as compared to the first three months of 2021:

Impact of Supply Chain Constraints We experienced lower earnings and cash flows from operating activities as a result of the significant supply chain constraints that continued to impact the automotive industry during the three months ended March 31, 2022, including the impact of lower production volumes due to the semiconductor chip shortage, increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. We expect these supply chain constraints to continue through 2022.

Accounts receivable For the three months ended March 31, 2022, we experienced a decrease in cash flow from operating activities of approximately $100 million related to the change in our accounts receivable balance from December 31, 2021 to March 31, 2022, as compared to the change in our accounts receivable balance from December 31, 2020 to March 31, 2021. This change was primarily attributable to the timing of sales to customers in the applicable periods.

Inventories For the three months ended March 31, 2022, we experienced an increase in cash flow from operating activities of approximately $18 million related to the change in our inventories balance from December 31, 2021 to March 31, 2022, as compared to the change in our inventories balance from December 31, 2020 to March 31, 2021. In the three months ended March 31, 2021, we began to increase inventory levels as a result of volatility in production schedules and unexpected downtime at certain of our manufacturing facilities as a result of the semiconductor chip shortage that has impacted the automotive industry. This increase in inventory levels in the first quarter of 2021 was more significant than the increase in the first quarter of 2022.

Accounts payable and accrued expenses For the three months ended March 31, 2022, we experienced an increase in cash flow from operating activities of approximately $35 million related to the change in our accounts payable and accrued expenses balance from December 31, 2021 to March 31, 2022, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2020 to March 31, 2021. This change was primarily attributable to the timing of production and the associated purchases from suppliers within the applicable periods, as well as the timing of payments to suppliers.

Income taxes Income taxes paid, net was $4.8 million in the first three months of 2022, as compared to $0.2 million in the first three months of 2021. During the first three months of 2022 and 2021, we received income tax refunds of approximately $5.4 million and $6.0 million, respectively, related to the utilization of net operating losses under the provisions of the CARES Act.

Interest paid Interest paid was $38.6 million for the three months ended March 31, 2022, as compared to $43.3 million for the three months ended March 31, 2021. The decrease in interest paid was primarily the result of our ongoing debt reduction initiatives and our previous refinancing actions.

Malvern Fire In the first three months of 2022 and 2021, we received $3.6 million and $11.4 million of cash, respectively, as reimbursements and advances under our insurance policies associated with operating expenses incurred as a result of the Malvern Fire, which have been presented as operating cash inflows in our Condensed Consolidated Statement of Cash Flows for these periods. At March 31, 2022, we have an insurance recovery receivable of $13.9 million, which is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet. See Note 15 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

Restructuring and acquisition-related costs For the full year 2022, we expect restructuring and acquisition-related payments in cash flows from operating activities to be between $20 million and $30 million, and we expect the timing of cash payments to approximate the timing of charges incurred.

Pension and other postretirement benefits Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2022 to be less than $1 million. We expect our cash payments for other postretirement benefit obligations in 2022, net of GM cost sharing, to be approximately $16.5 million.

Investing Activities  In the first three months of 2022, net cash used in investing activities was $31.3 million as compared to $40.4 million for the three months ended March 31, 2021. Capital expenditures were $28.6 million in the first three months of 2022 as compared to $39.6 million in the first three months of 2021. We expect our capital spending in 2022 to be 3.5% to 4% of sales.

In the first three months of 2022, we made payments for the acquisition of a supplier in Mexico and began to pay the deferred consideration associated with our acquisition of Emporium that was completed in 2021. These payments totaled $6.7 million in the three months ended March 31, 2022.

In April 2022, AAM announced that we had entered into a definitive agreement to acquire Tekfor Group for an estimated US GAAP purchase price of approximately €90 million (estimated enterprise value of approximately €125 million after net adjustment for cash and debt-like items), subject to certain customary closing adjustments. We expect to fund the entire purchase price with cash on hand and the transaction is expected to close in the second quarter of 2022, subject to regulatory approval and other customary closing requirements.

Financing Activities  In the first three months of 2022, net cash used in financing activities was $38.7 million, as compared to $90.6 million in the first three months of 2021. The following factors impacted cash from financing activities in the first three months of 2022, as compared to the first three months of 2021:

Senior Secured Credit Facilities Our Senior Secured Credit Facilities, which are comprised of our Revolving Credit Facility, our Term Loan A Facility, and our Term Loan B Facility, provide back-up liquidity for our foreign credit facilities.  We intend to use the availability of long-term financing under the Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to Current portion of long-term debt on our Condensed Consolidated Balance Sheet.

In March 2022, Holdings, and AAM, Inc. entered into the Amended & Restated Credit Agreement. The Amended & Restated Credit Agreement, among other things, increased the principal amount of the Term Loan A Facility to $520 million, extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility, and established the use under the Term Loan A Facility and Revolving Credit Facility of updated reference rates. See Note 5 - Long Term Debt for further detail on the Amended & Restated Credit Agreement. As a result, we expensed $0.2 million of debt refinancing costs, paid accrued interest of $1.0 million, and paid debt issuance costs of $3.5 million in the three months ended March 31, 2022 related to the Amended & Restated Credit Agreement.

In the first quarter of 2022, we made voluntary prepayments of $25.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In the first quarter of 2021, we made a voluntary prepayment of $100 million on our Term Loan B Facility and $4.3 million on our Term Loan A Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

At March 31, 2022, we had $893.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $31.8 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes. See Note 5 - Long-Term Debt for additional information regarding our Senior Secured Credit Facilities.

Redemption of 6.25% Notes due 2026 In the first quarter of 2022, we used the proceeds from the upsized Term Loan A Facility to voluntarily redeem a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $220 million and $0.2 million in accrued interest. We also expensed approximately $1.8 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.4 million for the payment of an early redemption premium.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2022, $88.9 million was outstanding under our foreign credit facilities, as compared to $86.1 million at December 31, 2021. At March 31, 2022, an additional $62.4 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $1.8 million in the first three months of 2022 to $218.1 million as compared to $216.3 million at year-end 2021, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of restricted stock units.

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

Statement of Income Information	(in millions)
	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Net sales	$1,125.3	$3,983.0
Gross profit	130.3	410.8
Income (loss) from operations	23.1	(27.4)
Net loss	(23.9)	(158.6)

Balance Sheet Information	(in millions)
	March 31, 2022	December 31, 2021
Current assets	$1,140.3	$1,034.6
Noncurrent assets	2,481.6	2,524.2

Current liabilities	1,282.9	1,183.7
Noncurrent liabilities	3,754.6	3,791.1

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At March 31, 2022 and December 31, 2021, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $870 million and $800 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $640 million and $655 million, respectively.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the first quarter of 2022.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of both March 31, 2022 and December 31, 2021, we had currency forward contracts with a notional amount of $164.7 million outstanding.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, was approximately $15.0 million at both March 31, 2022 and December 31, 2021.

In 2020, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to-fixed cross-currency swap is €200.0 million, which was equivalent to $221.3 million and $226.9 million at March 31, 2022 and December 31, 2021, respectively. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $22.1 million at March 31, 2022 and was approximately $22.7 million at December 31, 2021.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. At March 31, 2022, we have the following notional amounts hedged in relation to our variable-to-fixed interest rate swap: $750.0 million through May 2022, $600.0 million through May 2023 and $500.0 million through May 2024.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 19% of our weighted-average interest rate at March 31, 2022) on our long-term debt outstanding, would be approximately $6.2 million at March 31, 2022 and was approximately $4.2 million at December 31, 2021, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2022	3,672	$9.71	—	$—
February 1 - February 28, 2022	—	—	—	—
March 1 - March 31, 2022	217,824	7.96	—	—
Total	221,496	$7.99	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of David C. Dauch, Chairman of the Board & Chief Executive Officer and Christopher J. May, Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

*	Filed herewith
**	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer
May 6, 2022