Form 10-Q
period 2022-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2022-11-04
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 114,554,229 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•global economic conditions, including the impact of inflation or slower growth in the markets in which we operate;
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions, except per share data)

Net sales	$1,535.2	$1,213.1	$4,409.7	$3,921.5

Cost of goods sold	1,357.8	1,047.5	3,872.0	3,338.8

Gross profit	177.4	165.6	537.7	582.7

Selling, general and administrative expenses	85.7	90.5	256.6	266.7

Amortization of intangible assets	21.5	21.4	64.4	64.3

Restructuring and acquisition-related costs	7.9	7.4	26.4	40.8

Loss on sale of business	—	—	—	2.7

Operating income	62.3	46.3	190.3	208.2

Interest expense	(44.8)	(49.7)	(132.2)	(150.7)

Interest income	5.4	2.7	11.6	8.2

Other income (expense)
Debt refinancing and redemption costs	(0.2)	(31.6)	(6.0)	(34.0)
Gain on bargain purchase of business	1.4	—	13.0	—
Unrealized gain (loss) on equity securities	(2.3)	19.4	(24.0)	19.4
Other expense, net	(1.0)	(3.1)	(4.4)	(1.3)

Income (loss) before income taxes	20.8	(16.0)	48.3	49.8

Income tax benefit	(5.7)	(13.6)	(2.1)	(2.4)

Net income (loss)	$26.5	$(2.4)	$50.4	$52.2

Basic earnings (loss) per share	$0.22	$(0.02)	$0.42	$0.44

Diluted earnings (loss) per share	$0.22	$(0.02)	$0.42	$0.44

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Net income (loss)	$26.5	$(2.4)	$50.4	$52.2

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	1.5	2.2	4.1	6.5
Foreign currency translation adjustments	(34.4)	(9.6)	(70.7)	(8.4)
Changes in cash flow hedges, net of tax (b)	19.1	(1.8)	33.1	3.0
Other comprehensive income (loss)	(13.8)	(9.2)	(33.5)	1.1

Comprehensive income (loss)	$12.7	$(11.6)	$16.9	$53.3

(a)
Amounts are net of tax of $(0.4) million and $(1.4) million for the three and nine months ended September 30, 2022, and $(0.6) million and $(1.7) million for the three and nine months ended September 30, 2021, respectively.

(b)
Amounts are net of tax of $(4.9) million and $(7.6) million for the three and nine months ended September 30, 2022, and $(0.7) million and $(2.7) million for the three and nine months ended September 30, 2021, respectively.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$472.3	$530.2
Accounts receivable, net	974.6	762.8
Inventories, net	446.8	410.4
Prepaid expenses and other	161.8	152.6
Total current assets	2,055.5	1,856.0

Property, plant and equipment, net	1,905.3	1,996.1
Deferred income taxes	135.7	121.1
Goodwill	179.3	183.8
Other intangible assets, net	636.2	697.2
GM postretirement cost sharing asset	200.2	201.1
Operating lease right-of-use assets	111.8	123.7
Other assets and deferred charges	455.6	456.7
Total assets	$5,679.6	$5,635.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19.2	$18.8
Accounts payable	779.6	612.8
Accrued compensation and benefits	202.1	195.2
Deferred revenue	29.2	28.1
Current portion of operating lease liabilities	23.2	24.6
Accrued expenses and other	161.0	160.4
Total current liabilities	1,214.3	1,039.9

Long-term debt, net	2,974.1	3,085.7
Deferred revenue	70.1	94.8
Deferred income taxes	14.9	13.5
Long-term portion of operating lease liabilities	89.6	99.9
Postretirement benefits and other long-term liabilities	830.1	844.1
Total liabilities	5,193.1	5,177.9

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
123.2 million shares issued as of September 30, 2022 and 122.5 million shares issued as of December 31, 2021	1.3	1.3
Paid-in capital	1,365.2	1,351.5
Accumulated deficit	(263.5)	(313.9)
Treasury stock at cost, 8.7 million shares as of September 30, 2022 and 8.5 million shares as of December 31, 2021	(218.2)	(216.3)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(237.8)	(241.9)
Foreign currency translation adjustments	(182.0)	(111.3)
Unrecognized gain (loss) on cash flow hedges, net of tax	21.5	(11.6)
Total stockholders' equity	486.5	457.8
Total liabilities and stockholders' equity	$5,679.6	$5,635.7
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(in millions)
Operating activities
Net income	$50.4	$52.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	367.1	421.2
Deferred income taxes	(13.2)	(17.1)
Stock-based compensation	13.7	13.2
Pensions and other postretirement benefits, net of contributions	(7.0)	(9.3)
Loss on sale of business	—	2.7
Loss (gain) on disposal of property, plant and equipment, net	(1.8)	2.1
Unrealized loss (gain) on equity securities	24.0	(19.4)
Gain on bargain purchase of business	(13.0)	—
Debt refinancing and redemption costs	6.0	34.0
Changes in operating assets and liabilities
Accounts receivable	(205.5)	46.7
Inventories	(11.9)	(94.1)
Accounts payable and accrued expenses	167.1	37.0
Deferred revenue	(13.8)	3.3
Other assets and liabilities	(61.7)	(36.5)
Net cash provided by operating activities	300.4	436.0

Investing activities
Purchases of property, plant and equipment	(117.9)	(115.8)
Proceeds from sale of property, plant and equipment	4.3	1.8
Proceeds from sale of business, net of cash divested	—	0.9
Acquisition of business, net of cash acquired (Note 14)	(88.3)	(4.9)
Proceeds from insurance claim (Note 15)	6.3	23.1
Other investing activities	(1.8)	—
Net cash used in investing activities	(197.4)	(94.9)

Financing activities
Proceeds from issuance of long-term debt	222.0	622.7
Payments of long-term debt	(368.8)	(999.9)
Debt issuance costs	(4.4)	(9.2)
Purchase of treasury stock	(1.9)	(4.3)
Other financing activities	5.3	(3.5)
Net cash used in financing activities	(147.8)	(394.2)

Effect of exchange rate changes on cash	(13.1)	(3.2)

Net decrease in cash and cash equivalents	(57.9)	(56.3)

Cash and cash equivalents at beginning of period	530.2	557.0

Cash and cash equivalents at end of period	$472.3	$500.7

Supplemental cash flow information
Interest paid	$117.4	$153.5
Income taxes paid, net	$28.5	$17.8
Non-cash investing activities: Deferred consideration for acquisition of business	$—	$10.0
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2021	113.3	$1.2	$1,333.3	$(319.8)	$(212.0)	$(432.2)	$2.7
Net income	—	—	—	38.6	—	—	—
Vesting of restricted stock units and performance shares	1.0	0.1	—	—	—	—	—
Stock-based compensation	—	—	5.3	—	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(4.0)	—	—
Changes in cash flow hedges	—	—	—	—	—	(0.3)	—
Foreign currency translation adjustments	—	—	—	—	—	(11.0)	—
Defined benefit plans, net	—	—	—	—	—	2.1	—
Sale of business (Note 14)	—	—	—	—	—	—	(2.7)
Balance at March 31, 2021	113.9	$1.3	$1,338.6	$(281.2)	$(216.0)	$(441.4)	$—
Net income	—	—	—	16.0	—	—	—
Vesting of restricted stock units and performance shares	0.2	—	—	—	—	—	—
Stock-based compensation	—	—	4.7	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.2)	—	—
Changes in cash flow hedges	—	—	—	—	—	5.1	—
Foreign currency translation adjustments	—	—	—	—	—	12.2	—
Defined benefit plans, net	—	—	—	—	—	2.2	—
Balance at June 30, 2021	114.1	$1.3	$1,343.3	$(265.2)	$(216.2)	$(421.9)	$—
Net loss	—	—	—	(2.4)	—	—	—
Stock-based compensation	—	—	3.2	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.1)	—	—
Changes in cash flow hedges	—	—	—	—	—	(1.8)	—
Foreign currency translation adjustments	—	—	—	—	—	(9.6)	—
Defined benefit plans, net	—	—	—	—	—	2.2	—
Balance at September 30, 2021	114.1	$1.3	$1,346.5	$(267.6)	$(216.3)	$(431.1)	$—

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2022	114.0	$1.3	$1,351.5	$(313.9)	$(216.3)	$(364.8)	$—
Net income	—	—	—	1.0	—	—	—
Vesting of restricted stock units	0.7	—	—	—	—	—	—
Stock-based compensation	—	—	4.5	—	—	—	—
Purchase of treasury stock	(0.2)	—	—	—	(1.8)	—	—
Changes in cash flow hedges	—	—	—	—	—	15.7	—
Foreign currency translation adjustments	—	—	—	—	—	6.0	—
Defined benefit plans, net	—	—	—	—	—	1.3	—
Balance at March 31, 2022	114.5	$1.3	$1,356.0	$(312.9)	$(218.1)	$(341.8)	$—
Net income	—	—	—	22.9	—	—	—
Stock-based compensation	—	—	4.6	—	—	—	—
Purchase of treasury stock	—	—	—	—	(0.1)	—	—
Changes in cash flow hedges	—	—	—	—	—	(1.7)	—
Foreign currency translation adjustments	—	—	—	—	—	(42.3)	—
Defined benefit plans, net	—	—	—	—	—	1.3	—
Balance at June 30, 2022	114.5	$1.3	$1,360.6	$(290.0)	$(218.2)	$(384.5)	$—
Net income	—	—	—	26.5	—	—	—
Stock-based compensation	—	—	4.6	—	—	—	—
Changes in cash flow hedges	—	—	—	—	—	19.1	—
Foreign currency translation adjustments	—	—	—	—	—	(34.4)	—
Defined benefit plans, net	—	—	—	—	—	1.5	—
Balance at September 30, 2022	114.5	$1.3	$1,365.2	$(263.5)	$(218.2)	$(398.3)	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. These estimates and assumptions are impacted by risks and uncertainties, including those associated with COVID-19, the semiconductor supply shortage that is impacting the automotive industry, inflationary pressures, fluctuations in interest and foreign exchange rates, and the conflict between Russia and Ukraine. While we have made estimates and assumptions based on the facts and circumstances available as of the date of this report, the full impact of these matters cannot be predicted, and actual results could differ materially from those estimates and assumptions.

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
•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. At September 30, 2022, we had deferred $7.6 million of social security taxes, which are expected to be paid in the fourth quarter of 2022.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In the first quarter of 2020, we initiated a new global restructuring program (the 2020 Program). The primary objectives of the 2020 Program are to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business, and to structurally adjust our operations to a new level of market demand based on the impact of COVID-19. We expect to incur costs under the 2020 Program through 2022.
In the second quarter of 2021, we completed the acquisition of a manufacturing facility in Emporium, Pennsylvania (Emporium), and subsequently determined that we will cease production at the facility in 2022 and relocate the production capacity to other AAM manufacturing facilities. As a result, during the nine months ended September 30, 2022, we incurred restructuring charges related to the anticipated closure of the facility and expect to incur costs associated with the closure of the facility through 2022.
A summary of our restructuring activity for the first nine months of 2022 and 2021 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2020	$1.7	$9.8	$11.5
Charges	2.7	33.2	35.9
Cash utilization	(3.9)	(39.7)	(43.6)
Accrual at September 30, 2021	$0.5	$3.3	$3.8

Accrual at December 31, 2021	$0.7	$2.7	$3.4
Charges	3.4	15.8	19.2
Cash utilization	(1.3)	(13.9)	(15.2)
Accrual at September 30, 2022	$2.8	$4.6	$7.4
As part of our restructuring actions, we incurred total severance charges of approximately $3.4 million and $2.7 million during the nine months ended September 30, 2022 and 2021, respectively. We also incurred total implementation costs of approximately $15.8 million and $33.2 million during the nine months ended September 30, 2022 and 2021, respectively. Implementation costs consist primarily of professional fees and plant exit costs.
We incurred $12.4 million of restructuring costs under the 2020 Program and incurred $6.8 million of costs associated with the anticipated closure of Emporium in the nine months ended September 30, 2022. We have incurred $99.7 million of total restructuring costs under the 2020 Program since inception and have incurred $10.5 million of total costs related to the anticipated closure of Emporium.
Approximately $1.3 million and $12.0 million of our total restructuring costs for the nine months ended September 30, 2022 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. Approximately $3.9 million and $3.1 million of our total restructuring costs for the nine months ended September 30, 2021 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. We expect to incur approximately $20 million to $30 million of total restructuring charges in 2022 associated with the 2020 Program, our closure of Emporium and potential restructuring actions related to our acquisition of the Tekfor Group (Tekfor).
On June 1, 2022, our acquisition of Tekfor became effective. The following table represents a summary of acquisition-related charges incurred primarily related to our acquisition of Tekfor, as well as integration costs incurred for acquisitions:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the nine months ended September 30, 2022	$5.8	$1.4	$7.2
Charges for the nine months ended September 30, 2021	0.3	4.6	4.9
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations and totaled $7.9 million and $26.4 million for the three and nine months ended September 30, 2022, respectively, and $7.4 million and $40.8 million for the three and nine months ended September 30, 2021, respectively.

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

Inventories consist of the following:

	September 30, 2022	December 31, 2021
	(in millions)

Raw materials and work-in-progress	$398.2	$339.7
Finished goods	76.7	89.3
Gross inventories	474.9	429.0
Inventory valuation reserves	(28.1)	(18.6)
Inventories, net	$446.8	$410.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the nine months ended September 30, 2022:

Consolidated
(in millions)
Balance at December 31, 2021	$183.8
Foreign currency translation	(4.5)
Balance at September 30, 2022	$179.3

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

At September 30, 2022, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	September 30,			December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$51.3	$(42.0)	$9.3	$47.3	$(37.0)	$10.3
Customer platforms	856.2	(348.9)	507.3	856.2	(301.3)	554.9
Customer relationships	53.0	(18.8)	34.2	53.0	(16.2)	36.8
Technology and other	153.8	(68.4)	85.4	156.1	(60.9)	95.2
Total	$1,114.3	$(478.1)	$636.2	$1,112.6	$(415.4)	$697.2

Amortization expense for our intangible assets was $21.5 million and $64.4 million for the three and nine months ended September 30, 2022, respectively, and $21.4 million and $64.3 million for the three and nine months ended September 30, 2021. Estimated amortization expense for the years 2022 through 2026 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	520.0	301.8
Term Loan B Facility	750.0	850.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	180.0	400.0
5.00% Notes due 2029	600.0	600.0
Foreign credit facilities and other	70.2	86.1
Total debt	3,020.2	3,137.9
Less: Current portion of long-term debt	19.2	18.8
Long-term debt	3,001.0	3,119.1
Less: Debt issuance costs	26.9	33.4
Long-term debt, net	$2,974.1	$3,085.7

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

In March 2022, Holdings and AAM, Inc. entered into the Amended & Restated Credit Agreement. The Amended & Restated Credit Agreement, among other things, increased the principal amount of the Term Loan A Facility to $520.0 million, extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility each to March 11, 2027, and established the use under the Term Loan A Facility and Revolving Credit Facility of the Secured Overnight Financing Rate (SOFR) and the minimum Adjusted Term SOFR Rate for Eurodollar-based loans denominated in U.S. Dollars and the Sterling Overnight Index Average (SONIA) and the minimum adjusted daily simple SONIA for loans denominated in Sterling. The Amended & Restated Credit Agreement also removed the senior secured net leverage ratio covenant, increased the maximum levels of the total net leverage ratio covenant for certain periods, modified the cash interest expense coverage ratio covenant, and modified certain covenants restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to create, incur, assume or permit to exist certain additional indebtedness and liens, to make investments and to make or agree to pay or make certain restricted payments, voluntary payments and distributions. We expensed $0.2 million of debt refinancing costs, paid accrued interest of $1.0 million, and paid debt issuance costs of $4.4 million in the nine months ended September 30, 2022 related to the Amended & Restated Credit Agreement.

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

In the third quarter of 2022, we made voluntary prepayments totaling $50.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

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

In the third quarter of 2021, we made a voluntary prepayment of $12.7 million on our Term Loan A Facility. As a result, we expensed approximately $0.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

At September 30, 2022, we had $893.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $31.5 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

5.00% Notes due 2029 In the third quarter of 2021, we issued $600.0 million in aggregate principal amount of 5.00% senior notes due 2029 (the 5.00% Notes). Proceeds from the 5.00% Notes were used to fund the redemption of the remaining $600.0 million of our former 6.25% senior notes due 2025. We paid debt issuance costs of $9.2 million in the nine months ended September 30, 2021 related to the 5.00% Notes.

Redemption of 6.25% Notes due 2025 In the third quarter of 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700.0 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

Repayment of Tekfor Group Indebtedness Upon the acquisition of Tekfor, we assumed $23.4 million of existing Tekfor indebtedness, of which we repaid $10.7 million in the first nine months of 2022.

Foreign credit facilities and Other We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2022, $70.2 million was outstanding under our foreign credit facilities, as compared to $86.1 million at December 31, 2021. At September 30, 2022, an additional $64.7 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 5.8% at September 30, 2022 and 5.6% at December 31, 2021.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of September 30, 2022 and December 31, 2021, we had currency forward contracts outstanding with a total notional amount of $172.8 million and $164.7 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2025 and the purchase of certain direct and indirect inventory and other working capital items into the second quarter of 2023.

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

Also in the second quarter of 2022, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under fixed-to-fixed cross-currency swaps of €200.0 million at both September 30, 2022 and December 31, 2021, which were equivalent to $195.9 million and $226.9 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

Variable-to-fixed interest rate swap In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the second quarter of 2022, we discontinued this variable-to-fixed interest rate swap, which was in an asset position of $6.1 million on the date that it was discontinued.

Also in the second quarter of 2022, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of September 30, 2022, we have $500.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Gain Expected
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement	to be Reclassified
	Reclassified into	September 30,		September 30,		Line Item	During the
	Net Income	2022	2021	2022	2021	2022	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$1.5	$1.1	$4.6	$5.2	$3,872.0	$5.6
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	13.8	6.0	31.7	14.0	(4.4)	0.3
Variable-to-fixed interest rate swap	Interest Expense	(0.1)	(3.5)	(3.5)	(11.4)	(132.2)	5.3

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain (Loss) Recognized During				Total of Financial
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement
	Recognized in	September 30,		September 30,		Line Item
	Net Income	2022	2021	2022	2021	2022
		(in millions)

Currency forward contracts	Other Income (Expense), net	$0.3	$(0.5)	$1.4	$(0.1)	$(4.4)

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	September 30, 2022	December 31, 2021	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$292.0	$196.5	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	5.7	2.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.5	1.9	Level 2
Nondesignated - currency forward contracts	0.2	0.2	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	1.6	1.4	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	15.3	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	9.4	2.2	Level 2
Investment in equity securities	3.4	27.4	Level 1
Accrued expenses and other
Cash flow hedges - currency forward contracts	—	0.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	9.6	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.1	0.6	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	—	3.7	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	12.7	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. As of September 30, 2022, our investment in REE shares was valued at $3.4 million based on a closing price on that date of $0.68 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	520.0	507.7	301.8	301.8	Level 2
Term Loan B Facility	750.0	731.3	850.0	847.9	Level 2
6.875% Notes due 2028	400.0	342.0	400.0	430.0	Level 2
6.50% Notes due 2027	500.0	422.5	500.0	519.4	Level 2
6.25% Notes due 2026	180.0	165.2	400.0	408.5	Level 2
5.00% Notes due 2029	600.0	450.0	600.0	588.0	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)

Service cost	$0.5	$0.5	$1.4	$1.5
Interest cost	4.1	4.4	12.5	13.0
Expected asset return	(8.0)	(9.7)	(23.8)	(29.1)
Amortized loss	2.0	2.7	5.8	8.1
Net periodic benefit credit	$(1.4)	$(2.1)	$(4.1)	$(6.5)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)

Service cost	$0.1	$—	$0.2	$0.2
Interest cost	2.1	2.1	6.3	6.3
Amortized loss	0.2	0.4	0.4	1.2
Amortized prior service credit	(0.3)	(0.3)	(0.7)	(1.1)
Net periodic benefit cost	$2.1	$2.2	$6.2	$6.6

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, we have a noncurrent pension liability of $113.9 million and $121.3 million, respectively. As of September 30, 2022 and December 31, 2021, we have a noncurrent other postretirement benefits liability of $476.2 million and $481.2 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)

Beginning balance	$61.9	$64.3	$59.5	$66.7
Accruals	3.4	5.7	11.3	14.1
Payments	(4.5)	(11.7)	(8.6)	(14.3)
Adjustment to prior period accruals	(7.3)	(0.4)	(7.9)	(8.4)
Foreign currency translation	(0.8)	(0.3)	(1.6)	(0.5)
Ending balance	$52.7	$57.6	$52.7	$57.6

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

Our income tax benefit and effective income tax rate for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)

Income tax benefit	$(5.7)	$(13.6)	$(2.1)	$(2.4)
Effective income tax rate	(27.4)%	85.0%	(4.3)%	(4.8)%

For the three and nine months ended September 30, 2022, we recognized a net income tax benefit of approximately $7.5 million related to the release of a valuation allowance in a foreign jurisdiction. During the three and nine months ended September 30, 2021, we recognized a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate under provisions of the CARES Act.

Our effective income tax rate for the three months ended September 30, 2022 varies from our effective income tax rate for the three months ended September 30, 2021 primarily as a result of the release of the foreign valuation allowance during the three months ended September 30, 2022 as noted above, as well as the mix of earnings on a jurisdictional basis during these periods. Our effective income tax rate for the nine months ended September 30, 2022 varies from our effective income tax rate for the nine months ended September 30, 2021 primarily as a result of the $13.0 million gain on bargain purchase of business recognized in the nine months ended September 30, 2022, which was not subject to income tax, as well as the release of the foreign valuation allowance during the nine months ended September 30, 2022 and the mix of earnings on a jurisdictional basis during these periods.

For the three and nine months ended September 30, 2022 and 2021, our effective income tax rates vary from the U.S. federal statutory rate primarily due to the discrete items noted above, the benefit from foreign derived intangible income deductions, the change in jurisdictional mix of earnings, and favorable foreign tax rates and the impact of tax credits. In addition, for the nine months ended September 30, 2022, our effective income tax rate varies from the U.S. federal statutory rate as a result of the gain on bargain purchase of business recognized during this period.

In accordance with the guidance in ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not" based on the available evidence. During the three months ended September 30, 2022, we released a valuation allowance against the net deferred tax assets in a foreign jurisdiction resulting in a net tax benefit of approximately $7.5 million. Due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, including COVID-19, the semiconductor shortage and resulting impact on global automotive production volumes, and the conflict between Russia and Ukraine, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Income Tax Matters

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS’s administrative appeals process. No resolution was reached in the appeals process and on September 15, 2022, the IRS issued a Notice of Deficiency with an asserted tax liability of approximately $7 million related to the 2015 tax year, as calculated by the IRS, after utilizing available net operating losses and income tax credits. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements. In the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2021, is estimated to be in the range of approximately $275 million to $325 million. We expect to pay the asserted tax liability of approximately $7 million related to 2015, plus related interest, during the first half of 2023.

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

Notwithstanding the decisions rendered thus far in that case, and because our position is based upon different facts and circumstances, including but not limited to, differences in structure, and different income tax regulations in effect for our tax years under examination, we continue to believe, after consultation with tax and legal counsel that it is more likely than not that our structure does not give rise to FBCSI. We intend to continue to vigorously contest the conclusions reached in the Notice of Deficiency with the IRS and, if necessary, through litigation.

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. On June 1, 2022, our acquisition of Tekfor became effective and we recorded a liability for unrecognized income tax benefits of $12.6 million as of June 1, 2022 associated with the acquired entities. As of September 30, 2022 and December 31, 2021, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $35.5 million and $23.4 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator
Net income (loss)	$26.5	$(2.4)	$50.4	$52.2
Less: Net income attributable to participating securities	(1.1)	—	(2.0)	(2.0)
Net income (loss) attributable to common shareholders - Basic and Dilutive	$25.4	$(2.4)	$48.4	$50.2

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	119.6	118.5	119.3	118.5
Less: Participating securities	(5.0)	(4.4)	(4.9)	(4.6)
Weighted-average common shares outstanding	114.6	114.1	114.4	113.9

Effect of dilutive securities -
Dilutive stock-based compensation	1.5	—	0.9	0.2

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	116.1	114.1	115.3	114.1

Basic EPS	$0.22	$(0.02)	$0.42	$0.44

Diluted EPS	$0.22	$(0.02)	$0.42	$0.44

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2022 and September 30, 2021 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at June 30, 2022	$(239.3)		$(147.6)	$2.4		$(384.5)

Other comprehensive income (loss) before reclassifications	—		(34.4)	39.2		4.8

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(7.8)		(7.8)

Amounts reclassified from accumulated other comprehensive income (loss)	1.9	(a)	—	(15.2)	(b)	(13.3)

Income taxes reclassified into net income	(0.4)		—	2.9		2.5

Net change in accumulated other comprehensive income (loss)	1.5		(34.4)	19.1		(13.8)

Balance at September 30, 2022	$(237.8)		$(182.0)	$21.5		$(398.3)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at June 30, 2021	$(306.7)		$(99.9)	$(15.3)		$(421.9)

Other comprehensive income (loss) before reclassifications	—		(9.6)	2.5		(7.1)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(1.2)		(1.2)

Amounts reclassified from accumulated other comprehensive loss	2.8	(a)	—	(3.6)	(b)	(0.8)

Income taxes reclassified into net income	(0.6)		—	0.5		(0.1)

Net change in accumulated other comprehensive loss	2.2		(9.6)	(1.8)		(9.2)

Balance at September 30, 2021	$(304.5)		$(109.5)	$(17.1)		$(431.1)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended September 30, 2022 and September 30, 2021.

(b)
The amounts reclassified from AOCI included $(1.5) million in cost of goods sold (COGS), $0.1 million in interest expense and $(13.8) million in Other income (expense), net for the three months ended September 30, 2022 and $(1.1) million in COGS, $3.5 million in interest expense and $(6.0) million in Other income (expense), net for the three months ended September 30, 2021.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2021	$(241.9)		$(111.3)	$(11.6)		$(364.8)

Other comprehensive income (loss) before reclassifications	—		(70.7)	73.5		2.8

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(13.5)		(13.5)

Amounts reclassified from accumulated other comprehensive loss	5.5	(a)	—	(32.8)	(b)	(27.3)

Income taxes reclassified into net income	(1.4)		—	5.9		4.5

Net change in accumulated other comprehensive income (loss)	4.1		(70.7)	33.1		(33.5)

Balance at September 30, 2022	$(237.8)		$(182.0)	$21.5		$(398.3)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2020	$(311.0)		$(101.1)	$(20.1)		$(432.2)

Other comprehensive income (loss) before reclassifications	—		(8.9)	13.5		4.6

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(3.3)		(3.3)

Amounts reclassified from accumulated other comprehensive loss	8.2	(a)	0.5	(7.8)	(b)	0.9

Income taxes reclassified into net income	(1.7)		—	0.6		(1.1)

Net change in accumulated other comprehensive loss	6.5		(8.4)	3.0		1.1

Balance at September 30, 2021	$(304.5)		$(109.5)	$(17.1)		$(431.1)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the nine months ended September 30, 2022 and September 30, 2021.

(b)
The amounts reclassified from AOCI included $(4.6) million in cost of goods sold (COGS), $3.5 million in interest expense and $(31.7) million in Other income (expense), net for the nine months ended September 30, 2022 and $(5.2) million in COGS, $11.4 million in interest expense and $(14.0) million in Other income (expense), net for the nine months ended September 30, 2021.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and nine months ended September 30, 2022 and 2021. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended September 30, 2022
	(in millions)
	Driveline	Metal Forming	Total
North America	$817.5	$332.0	$1,149.5
Asia	124.4	13.0	137.4
Europe	92.2	106.6	198.8
South America	25.7	23.8	49.5
Total	$1,059.8	$475.4	$1,535.2

	Three Months Ended September 30, 2021
	Driveline	Metal Forming	Total
North America	$647.4	$279.9	$927.3
Asia	107.8	11.8	119.6
Europe	84.9	49.6	134.5
South America	29.5	2.2	31.7
Total	$869.6	$343.5	$1,213.1

	Nine Months Ended September 30, 2022
	Driveline	Metal Forming	Total
North America	$2,465.1	$939.6	$3,404.7
Asia	334.5	31.9	366.4
Europe	298.6	243.7	542.3
South America	61.8	34.5	96.3
Total	$3,160.0	$1,249.7	$4,409.7

	Nine Months Ended September 30, 2021
	Driveline	Metal Forming	Total
North America	$2,143.2	$876.6	$3,019.8
Asia	329.9	36.0	365.9
Europe	288.7	171.7	460.4
South America	67.7	7.7	75.4
Total	$2,829.5	$1,092.0	$3,921.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2021	$762.8	$28.1	$94.8
September 30, 2022	974.6	29.2	70.1
Increase/(decrease)	$211.8	$1.1	$(24.7)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $23.3 million and $17.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The acquisition of Tekfor Group was accounted for under the acquisition method under ASC 805 - Business Combinations with the purchase price allocated to the identifiable assets and liabilities of the acquired company based on the respective fair values of the assets and liabilities.

The following represents the preliminary fair values of the assets acquired and liabilities assumed resulting from the acquisition, including measurement period adjustments recorded in the third quarter of 2022 (in millions):

	Initial Allocation	Adjustments	September 30, 2022
Total consideration transferred	$94.4	$—	$94.4

Cash and cash equivalents	$14.3	$—	$14.3
Accounts receivable	33.1	0.6	33.7
Inventories	44.9	1.4	46.3
Prepaid expenses and other long-term assets	30.8	(0.5)	30.3
Deferred income tax assets	3.5	—	3.5
Property, plant and equipment	105.7	(0.1)	105.6
Total assets acquired	$232.3	$1.4	$233.7
Accounts payable	33.3	0.2	33.5
Accrued expenses and other	26.3	0.6	26.9
Deferred income tax liabilities	1.0	—	1.0
Debt	23.4	—	23.4
Postretirement benefits and other long-term liabilities	42.3	(0.8)	41.5
Net assets acquired	$106.0	$1.4	$107.4

Gain on bargain purchase of business	$11.6	$1.4	$13.0

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

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to property, plant and equipment, right-of-use assets and lease liabilities and deferred income tax assets and liabilities. The fair values of the assets acquired and liabilities assumed are based on our preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, we will continue to evaluate available information prior to finalization of the amounts.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Included in net sales and net income for the period from the acquisition effective date on June 1, 2022 through September 30, 2022 was approximately $121 million and $10 million, respectively, attributable to Tekfor Group. The net income amount includes the gain on bargain purchase of business of $13.0 million that was recognized as a result of the acquisition, as well as a one-time expense of $5.0 million for the step-up of inventory to fair value.

Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for AAM, on a combined basis with Tekfor Group for the nine months ended September 30, 2022 and September 30, 2021, were $4.55 billion and $4.20 billion, respectively, excluding Tekfor Group sales to AAM during those periods. Unaudited pro forma net income amounts for the nine months ended September 30, 2022 and September 30, 2021 were approximately $40 million and $75 million, respectively. Unaudited pro forma earnings per share amounts for the nine months ended September 30, 2022 and September 30, 2021 were $0.33 per share and $0.63 per share, respectively. Unaudited pro forma net income for the nine months ended September 30, 2021 includes a one-time gain of approximately $15 million associated with a Tekfor Group entity as a result of a favorable tax ruling in a foreign jurisdiction.

The unaudited pro forma net income amounts for the nine months ended September 30, 2022 and September 30, 2021 have been adjusted for approximately $4 million, net of tax, related to the step-up of inventory to fair value as a result of the acquisition, approximately $5 million, net of tax, for acquisition-related costs, and approximately $13 million for the gain on bargain purchase of business recognized, which was not subject to tax. This resulted in a net reclassification of approximately $4 million from unaudited pro forma net income for the first nine months of 2022 into unaudited pro forma net income for the first nine months of 2021, as we are required to disclose the unaudited pro forma amounts as if the acquisition of Tekfor Group had been completed on January 1, 2021.

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

The operating results of this manufacturing facility were insignificant to AAM's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and September 30, 2021. Further, we have not disclosed pro forma revenue and earnings for the nine months ended September 30, 2021 as the operating results of this manufacturing facility would be insignificant to AAM's consolidated results for the period.

Sale of Interest in Consolidated Joint Venture

In the nine months ended September 30, 2021, we completed the sale of our ownership interest in a consolidated joint venture and received cash proceeds of approximately $2.6 million. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.7 million in the first nine months of 2021. Subsequent to the sale of this joint venture, we no longer present noncontrolling interest in our condensed consolidated financial statements as all consolidated entities are wholly owned.

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

Our insurance policies are expected to cover the repair, replacement or actual cash value of the assets that incurred loss or damage, less our applicable deductible of $1.0 million. In addition, our insurance policies are expected to provide coverage for interruption to our business, including lost or reduced profits and reimbursement for certain expenses and costs that are incurred relating to the fire. In the nine months ended September 30, 2022, we recorded $2.2 million of charges primarily related to transportation and freight and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. We also recorded an estimated insurance recovery of $8.6 million and received reimbursements and advances under our insurance policies of approximately $14.0 million, of which approximately $7.7 million is presented as an operating cash flow and $6.3 million is presented as an investing cash flow in our Condensed Consolidated Statement of Cash Flows. This resulted in net pre-tax income in our Condensed Consolidated Statement of Operations of approximately $6.4 million in Cost of goods sold for the nine months ended September 30, 2022. At September 30, 2022, $5.9 million of insurance recovery receivable is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet.

Since the date of the Malvern Fire and the establishment of the insurance claim, we have incurred $54.6 million of total charges primarily related to site services and clean-up, transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. In addition, we have recorded a total of $27.0 million of costs primarily associated with the write-down of property, plant and equipment as a result of damage from the fire. We have recorded total estimated insurance recoveries of $90.1 million and have received total reimbursements and advances under our insurance policies of $84.2 million, of which $11.1 million was received in 2020, $59.1 million was received in 2021 and $14.0 million was received in the first nine months of 2022.

In the fourth quarter of 2020, we determined that we will cease production at the Malvern Manufacturing Facility and relocate production capacity to other AAM manufacturing facilities. As such, we cannot estimate the total claim eligible costs that we will incur as a result of the Malvern Fire and the associated relocation of production capacity to other AAM manufacturing facilities. At September 30, 2022, we have estimated the amount of expected insurance proceeds recoverable in consideration of the policy provisions, estimated repair costs or actual cash value of damaged assets, and claim eligible expenses incurred from the date of the fire. We expect the claim settlement process to continue through 2022 based on the provisions of the policy. We will update our estimates as additional information becomes available, however, the actual impact on our results of operations, financial position or cash flows, or the timing of such impact, could differ from our estimates.

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

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the three and nine months ended September 30, 2022.

The following tables represent information by reportable segment for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30, 2022
	Driveline	Metal Forming	Total
Sales	$1,061.1	$591.2	$1,652.3
Less: Intersegment sales	1.3	115.8	117.1
Net external sales	$1,059.8	$475.4	$1,535.2

Segment Adjusted EBITDA	$146.4	$52.0	$198.4

	Three Months Ended September 30, 2021
	Driveline	Metal Forming	Total
Sales	$870.4	$422.7	$1,293.1
Less: Intersegment sales	0.8	79.2	80.0
Net external sales	$869.6	$343.5	$1,213.1

Segment Adjusted EBITDA	$128.4	$54.8	$183.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30, 2022
	Driveline	Metal Forming	Total
Sales	$3,163.6	$1,585.9	$4,749.5
Less: intersegment sales	3.6	336.2	339.8
Net external sales	$3,160.0	$1,249.7	$4,409.7

Segment Adjusted EBITDA	$420.3	$169.3	$589.6

	Nine Months Ended September 30, 2021
	Driveline	Metal Forming	Total
Sales	$2,831.9	$1,352.1	$4,184.0
Less: intersegment sales	2.4	260.1	262.5
Net external sales	$2,829.5	$1,092.0	$3,921.5

Segment Adjusted EBITDA	$450.2	$218.5	$668.7

Total assets by reportable segment as of September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022
	Driveline	Metal Forming	Other	Total
Total Assets	$2,898.8	$1,748.9	$1,031.9	$5,679.6
	December 31, 2021
	Driveline	Metal Forming	Other	Total
Total Assets	$2,925.6	$1,576.9	$1,133.2	$5,635.7

Assets included in the Other column in the table above represent AAM Corporate assets, as well as eliminations of intercompany assets.

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Total segment adjusted EBITDA	$198.4	$183.2	$589.6	$668.7
Interest expense	(44.8)	(49.7)	(132.2)	(150.7)
Depreciation and amortization	(124.8)	(135.6)	(367.1)	(421.2)
Restructuring and acquisition-related costs	(7.9)	(7.4)	(26.4)	(40.8)
Loss on sale of business	—	—	—	(2.7)
Unrealized gain (loss) on equity securities	(2.3)	19.4	(24.0)	19.4
Debt refinancing and redemption costs	(0.2)	(31.6)	(6.0)	(34.0)
Non-recurring items:
Malvern Fire charges, net of recoveries	1.0	5.7	6.4	11.1
Acquisition-related fair value inventory adjustment	—	—	(5.0)	—
Gain on bargain purchase of business	1.4	—	13.0	—
Income (loss) before income taxes	$20.8	$(16.0)	$48.3	$49.8

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

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 40% of our consolidated net sales in the first nine months of 2022, and 37% for both the first nine months of 2021 and the full year 2021.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives, the AWD Chrysler Pacifica and the AWD Jeep Cherokee. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 18% of our consolidated net sales in the first nine months of 2022, and 19% for both the first nine months of 2021 and the full year 2021.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Ford Bronco Sport, Ford Edge, Ford Escape and Lincoln Nautilus, and we sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 11% of our consolidated net sales for the first nine months of 2022, and 12% for both the first nine months of 2021 and the full year 2021.

No other customer represented 10% or more of consolidated net sales during these periods.

Supply Chain Constraints Impacting the Automotive Industry

During the first nine months of 2022, the automotive industry has continued to experience significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. As a result, we have experienced increased volatility in our production schedules, including manufacturing downtime, often with little notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our results of operations and cash flows during this period. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue throughout 2022. Due to the ongoing uncertainty associated with the impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other factors causing, or exacerbating, these supply chain constraints, the ultimate impact on our net sales, results of operations and cash flows is unknown.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2022 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

Net Sales

	Three Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Net sales	$1,535.2	$1,213.1	$322.1	26.6%

The increase in the third quarter of 2022, as compared to the third quarter of 2021, reflects approximately $92 million as a result of our acquisition of Tekfor in 2022. In addition, we estimate that net sales in the three months ended September 30, 2022 and September 30, 2021 were impacted by the semiconductor shortage and other supply chain constraints affecting the automotive industry by approximately $109 million and $245 million, respectively, resulting in an increase in sales of approximately $136 million for the three months ended September 30, 2022.

Cost of Goods Sold

	Three Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Cost of goods sold	$1,357.8	$1,047.5	$310.3	29.6%

The change in cost of goods sold reflects an increase of approximately $92 million as the impact on production volumes of the semiconductor shortage and other supply chain constraints affecting the automotive industry lessened in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, and cost of goods sold increased by approximately $88 million as a result of our acquisition of Tekfor in 2022. Cost of goods sold was also impacted by increased net manufacturing costs, including metal and commodity costs, utility costs and transportation costs. For the three months ended September 30, 2022, material costs were approximately 60% of total cost of goods sold, as compared to approximately 59% for the three months ended September 30, 2021.

In the first quarter of 2021, one of our Major Customers announced its intention to cease production operations in Brazil in 2021 as part of their restructuring actions. This decision impacted certain of the programs that we supported and, as a result, we accelerated approximately $10 million of depreciation on certain property, plant and equipment in the third quarter of 2021.

Gross Profit

	Three Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Gross profit	$177.4	$165.6	$11.8	7.1%

Gross margin was 11.6% in the third quarter of 2022, as compared to 13.7% in the third quarter of 2021. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Selling, general & administrative expenses	$85.7	$90.5	$(4.8)	(5.3)%

SG&A as a percentage of net sales was 5.6% in the third quarter of 2022, as compared to 7.5% of net sales in the third quarter of 2021.  Research and development (R&D) expense, net of customer engineering, design and development (ED&D) recoveries, was approximately $35.4 million in the third quarter of 2022, as compared to $34.7 million in the third quarter of 2021. The decrease in SG&A expense is primarily related to lower compensation-related expense, partially offset by the increase in R&D expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $21.5 million for the three months ended September 30, 2022 and $21.4 million for the three months ended September 30, 2021.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $7.9 million in the third quarter of 2022 and $7.4 million in the third quarter of 2021.

Operating Income  Operating income was $62.3 million in the third quarter of 2022, as compared to $46.3 million in the third quarter of 2021.  Operating margin was 4.1% in the third quarter of 2022, as compared to 3.8% in the third quarter of 2021.  The changes in operating income and operating margin were primarily due to factors discussed in Net Sales and Cost of Goods Sold above.

Interest Expense and Interest Income  Interest expense was $44.8 million in the third quarter of 2022, as compared to $49.7 million in the third quarter of 2021. The decrease in interest expense was primarily the result of our ongoing debt reduction initiatives and our previous refinancing actions. The weighted-average interest rate of our long-term debt outstanding was 5.7% in the third quarter of 2022 and 5.9% in the third quarter of 2021.

Interest income was $5.4 million in the third quarter of 2022, as compared to $2.7 million in the third quarter of 2021.

Debt Refinancing and Redemption Costs In the third quarter of 2022, we made voluntary prepayments totaling $50.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In the third quarter of 2021, we made a voluntary prepayment of $12.7 million on our Term Loan A Facility. As a result, we expensed approximately $0.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In the third quarter of 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700.0 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

Gain on Bargain Purchase of Business On June 1, 2022, our acquisition of Tekfor became effective, which resulted in a gain on bargain purchase. During the third quarter, the gain on bargain purchase was increased by approximately $1.4 million as a result of measurement period adjustments recorded during the period. See Note 14 - Acquisitions and Dispositions for additional detail on this acquisition.

Unrealized Loss on Equity Securities We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. As of September 30, 2022, our investment in REE shares was valued at $3.4 million resulting in an unrealized loss of $2.3 million for the three months ended September 30, 2022.

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $1.0 million in the third quarter of 2022, as compared to $3.1 million in the third quarter of 2021.

Income Tax Benefit  Income tax benefit was $5.7 million for the three months ended September 30, 2022, as compared to $13.6 million for the three months ended September 30, 2021. Our effective income tax rate was (27.4)% in the third quarter of 2022, as compared to 85.0% in the third quarter of 2021. For the three months ended September 30, 2022, we recognized a net income tax benefit of $7.5 million related to the release of a valuation allowance in a foreign jurisdiction. During the three months ended September 30, 2021, we recognized a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate under provisions of the CARES Act.

Our effective income tax rate for the three months ended September 30, 2022 varies from our effective income tax rate for the three months ended September 30, 2021 primarily as a result of the release of the foreign valuation allowance during the three months ended September 30, 2022 as noted above, as well as the mix of earnings on a jurisdictional basis during these periods. For the three months ended September 30, 2022 and 2021, our effective income tax rates vary from the U.S. federal statutory rate primarily due to the discrete items noted above, the benefit from foreign derived intangible income deductions, the change in jurisdictional mix of earnings, and favorable foreign tax rates and the impact of tax credits.

Net Income (Loss) and Earnings (Loss) Per Share (EPS) Net income was $26.5 million in the third quarter of 2022, as compared to a loss of $2.4 million in the third quarter of 2021. Diluted earnings per share was $0.22 per share in the third quarter of 2022, as compared to diluted loss per share of $0.02 in the third quarter of 2021. Net income (loss) and EPS for the third quarters of 2022 and 2021 were primarily impacted by the factors discussed above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2022 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

Net Sales

	Nine Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Net sales	$4,409.7	$3,921.5	$488.2	12.4%

The increase in the first nine months of 2022, as compared to the first nine months of 2021, primarily reflects approximately $55 million associated with the net effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. Net sales also increased in the first nine months of 2022 by approximately $121 million as a result of our acquisition of Tekfor in the second quarter of 2022. In addition, we estimate that sales in the first nine months of 2022 and 2021 were impacted by the semiconductor shortage and other supply chain constraints affecting the automotive industry by approximately $303 million and $471 million, respectively, resulting in an increase in sales of approximately $168 million for the nine months ended September 30, 2022.

Cost of Goods Sold

	Nine Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Cost of goods sold	$3,872.0	$3,338.8	$533.2	16.0%

The change in cost of goods sold in the first nine months of 2022, as compared to the first nine months of 2021, primarily reflects approximately $81 million related to metal market costs and the impact of foreign exchange. Cost of goods sold was also impacted by increased net manufacturing costs, including metal and commodity costs, utility costs and transportation costs. In addition, cost of goods sold increased by approximately $119 million as the impact on production volumes of the semiconductor shortage and other supply chain constraints affecting the automotive industry lessened in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, and increased by approximately $116 million as a result of our acquisition of Tekfor in the second quarter of 2022. For the nine months ended September 30, 2022, material costs were approximately 61% of total costs of goods sold as compared to approximately 60% for the nine months ended September 30, 2021.

In the first quarter of 2021, one of our Major Customers announced its intention to cease production operations in Brazil in 2021 as part of their restructuring actions. This decision impacted certain of the programs that we supported and, as a result, we accelerated depreciation on certain property, plant and equipment beginning in the first quarter of 2021. The impact on cost of goods sold of this acceleration was approximately $32 million in the first nine months of 2021.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Gross profit	$537.7	$582.7	$(45.0)	(7.7)%

Gross margin was 12.2% in the first nine months of 2022 as compared to 14.9% in the first nine months of 2021. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
(in millions)	2022	2021	Change	Percent Change
Selling, general & administrative expenses	$256.6	$266.7	$(10.1)	(3.8)%

SG&A as a percentage of net sales was 5.8% in the first nine months of 2022 as compared to 6.8% of net sales in the first nine months of 2021.  R&D expense, net of ED&D recoveries, was approximately $105.3 million in the first nine months of 2022 as compared to $96.5 million in the first nine months of 2021. The decrease in SG&A expense is primarily related to lower compensation-related expense, partially offset by the increase in R&D expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $64.4 million for the nine months ended September 30, 2022 and $64.3 million for the nine months ended September 30, 2021.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $26.4 million for the nine months ended September 30, 2022, as compared to $40.8 million for the nine months ended September 30, 2021. We expect to incur approximately $20 million to $30 million of total restructuring charges in 2022.

On June 1, 2022, our acquisition of Tekfor became effective. During the nine months ended September 30, 2022, we incurred $5.8 million of acquisition-related costs associated with this acquisition. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. We do not expect to incur significant additional acquisition-related costs in the fourth quarter of 2022.

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

Operating Income  Operating income was $190.3 million in the first nine months of 2022 as compared to $208.2 million in the first nine months of 2021.  Operating margin was 4.3% in the first nine months of 2022 as compared to 5.3% in the first nine months of 2021.  The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Interest Income  Interest expense was $132.2 million in the first nine months of 2022 as compared to $150.7 million in the first nine months of 2021.  The decrease in interest expense was primarily the result of our ongoing debt reduction initiatives and our previous refinancing actions. The weighted-average interest rate of our long-term debt outstanding was 5.6% for the nine months ended September 30, 2022 and 5.9% for the nine months ended September 30, 2021. We expect our interest expense for the full year 2022 to be approximately $180 million.

Interest income was $11.6 million in the first nine months of 2022 as compared to $8.2 million in the first nine months of 2021.

Debt Refinancing and Redemption Costs In the first nine months of 2022, we amended and restated our existing Credit Agreement. See Note 5 - Long-Term Debt for further detail on the Amended & Restated Credit Agreement. As a result, we incurred $0.2 million of third-party debt refinancing costs during the nine months ended September 30, 2022.

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

In the nine months ended September 30, 2022, we made voluntary prepayments totaling $100.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In the nine months ended September 30, 2021, we made voluntary prepayments totaling $238.8 million on our Term Loan B Facility and $21.2 million on our Term Loan A Facility. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In the third quarter of 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700.0 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

Gain on Bargain Purchase of Business On June 1 2022, our acquisition of Tekfor became effective, which resulted in a gain on bargain purchase of $13.0 million. See Note 14 - Acquisitions and Dispositions for additional detail on this acquisition.

Unrealized Loss on Equity Securities We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized holding gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. As of September 30, 2022, our investment in REE shares was valued at $3.4 million resulting in an unrealized loss of $24.0 million for the nine months ended September 30, 2022.

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $4.4 million in the first nine months of 2022 as compared to $1.3 million in the first nine months of 2021.

Income Tax Benefit Income tax benefit was $2.1 million for the nine months ended September 30, 2022 as compared to $2.4 million for the nine months ended September 30, 2021. Our effective income tax rate was (4.3)% in the first nine months of 2022 as compared to (4.8)% in the first nine months of 2021. For the nine months ended September 30, 2022, we recognized a net income tax benefit of $7.5 million related to the release of a valuation allowance in a foreign jurisdiction. During the nine months ended September 30, 2021, we recognized a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate under provisions of the CARES Act.

Our effective income tax rate for the nine months ended September 30, 2022 varies from our effective income tax rate for the nine months ended September 30, 2021 primarily as a result of the $13.0 million gain on bargain purchase of business recognized in the nine months ended September 30, 2022, which was not subject to income tax, as well as the release of the foreign valuation allowance during the nine months ended September 30, 2022 noted above and the mix of earnings on a jurisdictional basis during these periods. For the nine months ended September 30, 2022 and 2021, our effective income tax rates vary from the U.S. federal statutory rate primarily due to the gain on bargain purchase of business, the discrete items noted above, the benefit from foreign derived intangible income deductions, the change in jurisdictional mix of earnings, and favorable foreign tax rates and the impact of tax credits.

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

Net Income and Earnings Per Share (EPS) Net income was $50.4 million in the first nine months of 2022 as compared to $52.2 million in the first nine months of 2021. Diluted EPS was $0.42 per share in the first nine months of 2022 as compared to $0.44 per share in the first nine months of 2021. Net income and EPS for the first nine months of 2022 and 2021 were primarily impacted by the factors discussed above.

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

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the three and nine months ended September 30, 2022.

The following table represents sales by reportable segment for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Driveline	$1,061.1	$870.4	$3,163.6	$2,831.9
Metal Forming	591.2	422.7	1,585.9	1,352.1
Eliminations	(117.1)	(80.0)	(339.8)	(262.5)
Net Sales	$1,535.2	$1,213.1	$4,409.7	$3,921.5

The Driveline segment experienced increased production volumes on certain vehicle programs that we support as the impact of the semiconductor shortage and other supply chain constraints affecting the automotive industry lessened in the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. We estimate that Driveline sales increased by $118 million and $199 million for the three and nine months ended September 30, 2022, respectively, as a result of this increase in production volumes. The increase in Driveline sales for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, also reflects approximately $37 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The increase in Metal Forming sales for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily reflects approximately $92 million and $121 million, respectively, associated with the acquisition of Tekfor that became effective on June 1, 2022. The increase in Metal Forming sales for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, also reflects approximately $18 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

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

The amounts for Segment Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Driveline	$146.4	$128.4	$420.3	$450.2
Metal Forming	52.0	54.8	169.3	218.5
Total segment adjusted EBITDA	$198.4	$183.2	$589.6	$668.7

For the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, the increase in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to a net increase in production volumes on vehicle programs we support, partially offset by increased manufacturing costs, including higher metal and commodity costs, increased labor costs and increased transportation costs.

For the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to the impact of increased manufacturing costs, including higher metal and commodity costs, higher utility costs and increased transportation costs, partially offset by a net increase in production volumes on vehicle programs we support.

For the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, the change in Segment Adjusted EBITDA for the Metal Forming segment was primarily attributable to the impact of increased net manufacturing costs, including higher metal and commodity costs, increased labor costs, higher utility costs and increased transportation costs, offset by a net increase in production volumes on the vehicle programs we support.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss)	$26.5	$(2.4)	$50.4	$52.2
Interest expense	44.8	49.7	132.2	150.7
Income tax benefit	(5.7)	(13.6)	(2.1)	(2.4)
Depreciation and amortization	124.8	135.6	367.1	421.2
EBITDA	$190.4	$169.3	$547.6	$621.7
Restructuring and acquisition-related costs	7.9	7.4	26.4	40.8
Debt refinancing and redemption costs	0.2	31.6	6.0	34.0
Loss on sale of business	—	—	—	2.7
Unrealized loss (gain) on equity securities	2.3	(19.4)	24.0	(19.4)
Non-recurring items:
Malvern Fire charges, net of recoveries	(1.0)	(5.7)	(6.4)	(11.1)
Gain on bargain purchase of business	(1.4)	—	(13.0)	—
Acquisition-related fair value inventory adjustment	—	—	5.0	—
Total segment adjusted EBITDA	$198.4	$183.2	$589.6	$668.7

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

At September 30, 2022, we had over $1.4 billion of liquidity consisting of approximately $472 million of cash and cash equivalents, approximately $894 million of available borrowings under our Revolving Credit Facility and approximately $65 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2024.

Operating Activities  In the first nine months of 2022, net cash provided by operating activities was $300.4 million as compared to $436.0 million in the first nine months of 2021. The following factors impacted cash from operating activities in the first nine months of 2022, as compared to the first nine months of 2021:

Impact of Supply Chain Constraints We experienced lower earnings and cash flows from operating activities as a result of the significant supply chain constraints that continued to impact the automotive industry during the nine months ended September 30, 2022, including increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. We expect these supply chain constraints to continue through 2022.

Accounts receivable For the nine months ended September 30, 2022, we experienced a decrease in cash flow from operating activities of approximately $252 million related to the change in our accounts receivable balance from December 31, 2021 to September 30, 2022, as compared to the change in our accounts receivable balance from December 31, 2020 to September 30, 2021. This change was primarily attributable to the timing of sales to customers in the applicable periods.

Inventories For the nine months ended September 30, 2022, we experienced an increase in cash flow from operating activities of approximately $82 million related to the change in our inventories balance from December 31, 2021 to September 30, 2022, as compared to the change in our inventories balance from December 31, 2020 to September 30, 2021. In the nine months ended September 30, 2021, we began to increase inventory levels as a result of volatility in production schedules and unexpected downtime at certain of our manufacturing facilities as a result of the semiconductor chip shortage that has impacted the automotive industry. This increase in inventory levels in the first nine months of 2021 was more significant than the increase in the first nine months of 2022.

Accounts payable and accrued expenses For the nine months ended September 30, 2022, we experienced an increase in cash flow from operating activities of approximately $130 million related to the change in our accounts payable and accrued expenses balance from December 31, 2021 to September 30, 2022, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2020 to September 30, 2021. This change was primarily attributable to the timing of production and the associated purchases from suppliers within the applicable periods, as well as the timing of payments to suppliers.

Income taxes Income taxes paid, net was $28.5 million in the first nine months of 2022, as compared to $17.8 million in the first nine months of 2021. During the first nine months of 2022 and 2021, we received income tax refunds of approximately $5.4 million and $6.0 million, respectively, related to the utilization of net operating losses under the provisions of the CARES Act.

Interest paid Interest paid was $117.4 million for the nine months ended September 30, 2022, as compared to $153.5 million for the nine months ended September 30, 2021. The decrease in interest paid was primarily the result of our ongoing debt reduction initiatives and our previous refinancing actions.

Malvern Fire In the first nine months of 2022 and 2021, we received $14.0 million and $51.1 million of cash, respectively, as reimbursements and advances under our insurance policies, of which $7.7 million and $28.0 million, respectively, were associated with operating expenses incurred as a result of the Malvern Fire and have been presented as operating cash inflows in our Condensed Consolidated Statement of Cash Flows for these periods. At September 30, 2022, we have an insurance recovery receivable of $5.9 million, which is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet. See Note 15 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

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

Investing Activities  In the first nine months of 2022, net cash used in investing activities was $197.4 million as compared to $94.9 million for the nine months ended September 30, 2021. Capital expenditures were $117.9 million in the first nine months of 2022 as compared to $115.8 million in the first nine months of 2021. We expect our capital spending in 2022 to be 3% to 3.5% of sales.

On June 1, 2022, our acquisition of Tekfor became effective and we paid approximately $80 million, net of cash acquired, which was funded entirely with cash on hand. Also in the first nine months of 2022, we made payments for the acquisition of a supplier in Mexico and began to pay the deferred consideration associated with our acquisition of Emporium that was completed in 2021. These payments totaled approximately $8 million in the nine months ended September 30, 2022. We paid cash of $4.9 million in the first nine months of 2021 for the acquisition of Emporium. See Note 14 - Acquisitions and Dispositions for further detail.

In the first nine months of 2022 and 2021, in addition to the $7.7 million and $28.0 million, respectively, of cash reimbursements and advances received under our insurance policies associated with operating expenses incurred as a result of the Malvern Fire, we received $6.3 million and $23.1 million, respectively, of cash associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire. This cash received has been classified as an investing cash flow based on the nature of the associated loss incurred.

Financing Activities  In the first nine months of 2022, net cash used in financing activities was $147.8 million, as compared to $394.2 million in the first nine months of 2021. The following factors impacted cash from financing activities in the first nine months of 2022, as compared to the first nine months of 2021:

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

In March 2022, Holdings, and AAM, Inc. entered into the Amended & Restated Credit Agreement. The Amended & Restated Credit Agreement, among other things, increased the principal amount of the Term Loan A Facility to $520 million, extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility, and established the use under the Term Loan A Facility and Revolving Credit Facility of updated reference rates. See Note 5 - Long-Term Debt for further detail on the Amended & Restated Credit Agreement. As a result, we expensed $0.2 million of debt refinancing costs, paid accrued interest of $1.0 million, and paid debt issuance costs of $4.4 million in the nine months ended September 30, 2022 related to the Amended & Restated Credit Agreement.

In the first nine months of 2022, we made voluntary prepayments totaling $100.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In the first nine months of 2021, we made voluntary prepayments of $238.8 million on our Term Loan B Facility and $21.2 million on our Term Loan A Facility. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

At September 30, 2022, we had $893.5 million available under the Revolving Credit Facility. This availability reflects a reduction of $31.5 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes. See Note 5 - Long-Term Debt for additional information regarding our Senior Secured Credit Facilities.

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

5.00% Notes due 2029 In the third quarter of 2021, we issued $600.0 million in aggregate principal amount of 5.00% senior notes due 2029 (the 5.00% Notes). Proceeds from the 5.00% Notes were used to fund the redemption of the remaining $600.0 million of our former 6.25% senior notes due 2025. We paid debt issuance costs of $9.2 million in the nine months ended September 30, 2021 related to the 5.00% Notes.

Redemption of 6.25% Notes due 2025 In the third quarter of 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

Repayment of Tekfor Group Indebtedness Upon the acquisition of Tekfor, we assumed $23.4 million of existing Tekfor indebtedness, of which we repaid $10.7 million in the first nine months of 2022.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2022, $70.2 million was outstanding under our foreign credit facilities, as compared to $86.1 million at December 31, 2021. At September 30, 2022, an additional $64.7 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $1.9 million in the first nine months of 2022 to $218.2 million as compared to $216.3 million at year-end 2021, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

Statement of Operations Information	(in millions)
	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Net sales	$3,392.4	$3,983.0
Gross profit	330.4	410.8
Income (loss) from operations	15.6	(27.4)
Net loss	(67.4)	(158.6)

Balance Sheet Information	(in millions)
	September 30, 2022	December 31, 2021
Current assets	$1,062.9	$1,034.6
Noncurrent assets	2,436.7	2,524.2

Current liabilities	1,352.1	1,183.7
Noncurrent liabilities	3,658.0	3,791.1

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At September 30, 2022 and December 31, 2021, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $925 million and $800 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $610 million and $655 million, respectively.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the third quarter of 2022.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs at our facilities. We did not experience any climate-related events in the third quarter of 2022 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies.  As of September 30, 2022 and December 31, 2021, we had currency forward contracts with a notional amount of $172.8 million and $164.7 million outstanding respectively.  The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $15.7 million at September 30, 2022 and was $15.0 million at December 31, 2021.

In 2020, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. In the second quarter of 2022, we discontinued this fixed-to-fixed cross-currency swap, which was in an asset position of $9.7 million on the date that it was discontinued.

Also in the second quarter of 2022, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under fixed-to-fixed cross-currency swaps of €200.0 million at both September 30, 2022 and December 31, 2021, which was equivalent to $195.9 million and $226.9 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $19.6 million at September 30, 2022 and was approximately $22.7 million at December 31, 2021.

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

Also in the second quarter of 2022, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of September 30, 2022, we have $500.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 17% of our weighted-average interest rate at September 30, 2022) on our long-term debt outstanding, would be approximately $7.9 million at September 30, 2022 and was approximately $4.2 million at December 31, 2021, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2022.

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

Except as described above with regard to the acquisition and integration of Tekfor Group, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1 - July 31, 2022	3,625	$8.57	—	$—
August 1 - August 31, 2022	1,392	9.23	—	—
September 1 - September 30, 2022	—	—	—	—
Total	5,017	$8.75	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
November 4, 2022