Form 10-K
period 2022-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2023-02-17
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

The closing price of the Common Stock on June 30, 2022 as reported on the New York Stock Exchange was $7.53 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $848.9 million. As of February 14, 2023, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 114,579,669 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2022 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 4, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2022, are incorporated by reference in Part I (Items 1, 1A, 1B, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A, 9B and 9C), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2022

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

Narrative Description of Business

Company Overview

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit with over 80 facilities in 18 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

Major Customers
We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 40% of our consolidated net sales in 2022, 37% in 2021, and 39% in 2020.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives and the AWD Chrysler Pacifica. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 18% of our consolidated net sales in 2022, and 19% in both 2021 and 2020.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in 2022, 2021 and 2020.

No other customer represented 10% or more of consolidated net sales during these periods.

Business Strategy

We have aligned our business strategy to build value for our key stakeholders. We accomplish our strategic objectives by capitalizing on our competitive strengths and continuing to diversify our customer, product and geographic sales mix, while providing exceptional value to our customers. We are focused on securing and enhancing our core business of internal combustion engine (ICE) programs by delivering operational excellence and quality products to our customers, while growing our electrification business, as vehicle electrification is expected to be the foundation of the future of the automotive industry.

Competitive Strengths

We achieve our strategic objectives by emphasizing a commitment to:

Sustaining our operational excellence and focus on cost management.

•In 2022, AAM received the 2021 GM Overdrive Award, which is awarded to suppliers who display outstanding achievement within GM's Global Purchasing and Supply Chain organization's key priorities, including sustainability, innovation, relationships, total enterprise cost, launch excellence and safety. This was the second consecutive year we received this award.

•We deliver operational excellence by leveraging our global standards, policies and best practices across all disciplines through the use of the AAM Operating System, which includes our S4 (S-to-the-fourth) safety system, Q4 (Q-to-the-fourth) quality system and E4 (E-to-the-fourth) energy and environmental sustainability system. We use this system to focus on customer satisfaction, lean production and efficient cost management, which allows us to improve quality, eliminate waste, and reduce lead time and total costs globally. Additionally, throughout 2022, we have continued our emphasis on cost management in order to mitigate the financial impact of the significant disruptions in the supply chain that the automotive industry experienced, and continues to experience, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, higher utility costs, increased transportation costs and labor shortages which have led to volatility in our production schedules, higher inventory levels and increased labor costs.

•We maintain a cost competitive, operationally flexible global manufacturing, engineering and sourcing footprint to compete in global growth markets, support global product development initiatives and maintain regional cost competitiveness.

•Our business is vertically integrated to reduce cost and mitigate risk. Our Metal Forming segment, in addition to supplying component parts to many external customers, is a key supplier to our Driveline segment, helping to ensure continuity of supply for certain parts to our largest manufacturing facilities.

•During 2022, we launched 17 programs across our business units for our customers including GM, Stellantis, Ford, Mercedes-AMG and NIO Inc. In 2023, we expect to launch approximately 17 new and replacement programs for a variety of customers across our business units, including GM, Mercedes-AMG, BMW and Chery, as well as e-Beam axles for a battery electric commercial vehicle produced by EKA Mobility, a subsidiary of Pinnacle Industries Limited.

Maintaining our high quality standards, which are the foundation of our product durability and reliability.

•AAM has a robust internal quality assurance system that drives continuous improvement to meet and exceed the growing expectations of our OEM customers.

•In 2022, four of our global facilities received the GM Supplier Quality Excellence Award for outstanding quality performance during the 2021 performance year.

•AAM was also recognized in 2022 for quality in the 2021 performance year by several other customers including the Paccar 10 PPM Quality Award at our Glasgow, United Kingdom facility, the Daimler Zero Defect Award at our Chennai, India facility and the Daimler Master of Quality Award at our El Carmen, Mexico facility. It was the second consecutive year that each facility earned their respective quality award.

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

Securing and Enhancing Our Core Business

•During 2022, AAM announced that we were named as new axle supplier for GM's next generation of the Chevrolet Colorado and GMC Canyon mid-size pickup trucks. Additionally, in the prior year, AAM was named the sole supplier of front and rear pickup axles for production at GM's Oshawa, Canada facility and also secured multiple next-generation full-size truck front and rear axle programs with multiple OEM customers. These awards are expected to generate revenues from mid-decade to beyond 2030.

•AAM has established a high-efficiency product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technologies. As our customers focus on reducing weight through the use of aluminum and other lightweighting alternatives, AAM is well positioned to offer innovative, industry leading solutions. Our portfolio includes high-efficiency axles, aluminum axles and AWD applications. AAM's lightweight axle technology features an innovative design, which offers significant mass reduction and increased fuel economy and efficiency that is scalable across multiple applications without the loss of performance or power.

•Our Metal Forming segment represents the largest automotive forging operation in the world, and provides engine, transmission, driveline and safety-critical components for light, commercial and industrial vehicles. We have developed advanced forging and machining process technologies to manufacture lightweight, highly precise and power-dense products. Our forged axle tubes deliver significant weight and cost reductions as compared to the traditional welded axle tubes.

•AAM's Advanced Technology Development Center (ATDC) at our Detroit campus, allows us to accelerate technological advancements. This state-of-the-art facility is our center for technology benchmarking, prototype development, advanced technology development, supplier collaboration, customer showcasing and associate training on our future products, processes, and systems. Our Rochester Hills Technical Center (RHTC) works closely with the ATDC to test and validate new and advanced technologies focused on lightweighting, efficiency and vehicle performance using enhanced diagnostic and hardware assessment capabilities. Our European Headquarters and Engineering Center (EHEC) in Langen, Germany, serves as our center of excellence for research and development, product testing and prototype development in Europe. Additionally, during 2022, we launched our Innovation Center at the Richard E. Dauch Institute in Mexico, which is focused on identifying ways to improve productivity while implementing manufacturing solutions, as well as educating our associates on process optimization and technology advances.

Bringing the Future Faster

•AAM's investment in R&D has resulted in the development of advanced technology products designed to assist our customers in meeting the market demands for vehicle electrification; advanced and sophisticated electronic controls; lower emissions; enhanced power density; improved ride and handling performance; and enhanced reliability and durability.

•AAM's electric drive technology is designed, engineered and manufactured to provide a diverse and scalable product portfolio of hybrid and electric driveline systems to our customers that range from low-cost value-oriented offerings to high-performance solutions. This includes our e-Beam axles which incorporate high-reduction gearboxes and highly-integrated inverters. These hybrid and electric driveline systems leverage AAM's experience in power density, torque transfer, noise-vibration-harshness reduction, heat management and systems integration, and are designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. Additionally, AAM's next generation of scalable and modular e-drive systems, have exceeded widely recognized industry benchmarks for efficiency, mass and power density. Our e-drive technology is designed to be segment agnostic, enabling our products to have applications to a variety of markets and vehicle types.

•In 2022, we enhanced our electrification product portfolio through our acquisition of Tekfor Group (Tekfor), which is a leading provider of driveline and powertrain components for both ICE and hybrid vehicles, as well as e-mobility applications.

•Also in 2022, AAM's electric drive innovations were recognized by Automotive News with three PACE awards, which are among the industry's most prestigious awards regarding innovation. AAM's electric drive technology on the Mercedes-AMG GT 63 S E Performance was awarded a PACE award, as well as a PACE Innovation Partnership award for our high level of collaboration with Mercedes-AMG on the program. Additionally, AAM's highly integrated three-in-one wheel-end electric drive unit was awarded a PACEpilot Innovation to Watch award, which recognizes post-pilot, pre-commercial innovation in the automotive and future mobility industry.

•To date, our hybrid and electric driveline systems have been awarded multiple contracts, including a high-performance hybrid-electric system with Mercedes-AMG and electric vehicle components with NIO to support a next-generation e-powertrain program. We also expect to launch several additional programs for hybrid and electric vehicles, including e-Beam axles for EKA Mobility's battery electric commercial vehicle and components for the full-hybrid Ford Maverick pickup truck.

Diversification of Customer, Product and Geographic Sales Mix

Another element of building value for our key stakeholders is the diversification of our business through the growth of new and existing customer relationships and expansion of our product portfolio.

•In addition to maintaining and building upon our longstanding relationships with GM, Stellantis and Ford, we are focused on generating profitable growth with new and existing global customers. Recent new business awards and program launches include customers such as Mercedes-AMG, Chery Automobile Co. Ltd., NIO Inc. and EKA Mobility.

•Electrification is a growing portion of our new and incremental business backlog, as well as our quoted and emerging new business opportunities, and is a significant element of our future growth strategy.

•We continue to evaluate and consider strategic opportunities that will complement our core strengths and supplement our diversification strategies while providing future, profitable growth prospects. Our acquisition of Tekfor in 2022 is an example of our tactical approach to strategic transactions.

We are focused on increasing our presence in global markets to support our customers' platforms.

•As our customers design their products for global markets, they will continue to require global support from their suppliers. For this reason, it is critical that we maintain a global presence in these markets in order to remain competitive for new contracts. To expand our global capabilities, in 2021 we launched our EHEC, AAM's European center for excellence in research and development, product testing and prototype development. Establishing our EHEC is a critical step in furthering our relationships with European OEM customers.

•We are a partner in a joint venture (JV) with Liuzhou Wuling Automobile Industry Co., Ltd. (Liuzhou AAM), a subsidiary of Guangxi Automotive Group Co., Ltd, which manufactures independent rear axles and driveheads to be used on crossovers, including SUVs, minivans and multi-purpose vehicles. An electric drive unit developed by our Liuzhou AAM JV has been featured on the all-electric Baojun E300 Plus vehicle from SAIC-GM-Wuling. We are also a partner in a JV with Hefei Automobile Axle Co., Ltd. (HAAC), a subsidiary of the JAC Group (Anhui Jianghuai Automotive Group Co., Ltd.), which includes 100% of HAAC's light commercial axle business. HAAC supplies front and rear beam axles to several leading Chinese light truck manufacturers, including JAC and Foton (Beiqi Foton Motor Co., Ltd.). These joint ventures have served as a strong advantage in building relationships with leading Chinese manufacturers.

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

Industry Trends

See Item 7, “Management's Discussion and Analysis - Industry Trends.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs, including steel, aluminum and other metallic materials, and resources used for vehicle electrification and electronic integration. Most raw materials (such as steel) and semi-processed or finished items are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs.  We currently have contracts with our steel suppliers that help to ensure continuity of supply to our principal operating facilities.  We also have validation and testing capabilities that enable us to strategically qualify steel sources on a global basis. As we continue to expand our global manufacturing footprint, we may need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements.

During 2022, the automotive industry experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers and increased metal and commodity costs. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue in 2023.

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

Cyclicality and Seasonality

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Typically, our business is moderately seasonal as our major OEM customers historically have an extended shutdown of operations (typically 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in the month of December. Our major OEM customers also occasionally have longer shutdowns of operations (up to 6 weeks) for program changeovers. Accordingly, our quarterly results may reflect these trends.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2022, 2021 and 2020.

Environmental, Social and Governance

Environmental Sustainability

We are committed throughout our operations to the conservation and protection of our natural resources and the environment. The AAM Operating System includes our E4 (E-to-the-fourth) system, which is AAM’s energy and environmental sustainability program designed to drive continuous improvement in our operations by reducing energy consumption, greenhouse gas (GHG) emissions and water usage, while minimizing waste and lessening the environmental impact of our production operations. Additionally, during 2022, we committed to reaching net-zero carbon emissions by 2040, and achieved the validation of our net-zero emissions targets by the climate-action organization Science Based Targets Initiative. We also established a goal to purchase 100% of energy for our operations in the U.S. from renewable sources by 2025.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in 2022, 2021 or 2020 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

Human Capital Management

Our ability to sustain and grow our business requires us to attract, retain and develop a highly skilled and diverse workforce. We employ approximately 19,000 associates on a global basis, of which 6,000 are employed in the U.S. and 13,000 are employed at our non-U.S. locations. Approximately 5,000 are salaried associates and approximately 14,000 are hourly associates. Of the 14,000 hourly associates, approximately 69% are represented under collective bargaining agreements with various labor unions.

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

AAM’s commitment to Diversity, Equity and Inclusion (DEI) begins with our Board of Directors (Board). The Board’s active oversight reflects the importance of our DEI journey to our business and demonstrates the power of accountability to this critical initiative. With oversight from our Board and direction from senior leadership, our DEI Steering Committee (DEI Committee) helps to ensure that our initiatives are guided by the experiences and recommendations of our associates. Comprised of talented and diverse associates, the DEI Committee helps develop new company initiatives designed to advance a respectful and inclusive company culture and to reinforce the importance of inclusion at AAM. AAM has established five pillars for our DEI program: enhancing DEI skills, maintaining a safe and inclusive environment, providing equitable talent management and inclusive benefits and policies, supporting stakeholder engagement and reinforcing leadership ownership and accountability.

In 2022, we continued our commitment to initiatives that foster a culture of inclusion and develop a more diverse workforce. Key initiatives included:

•We launched our DEI Global 2+1 Program, which was designed to enable global participation in our DEI journey. Our two global DEI topics this year were understanding and valuing differences and improving the representation of women in our global workforce. AAM facilities in each country also chose one additional topic (+1) that will drive their DEI journey.
•We set 2030 demographic goals around these global 2+1 DEI topics.
•We dedicated additional resources by hiring a DEI executive who serves as the chairperson of the DEI Committee and directs global DEI initiatives.
•We facilitated additional Associate Resource Groups (ARGs), which provide a forum for associates with shared experiences, characteristics or backgrounds to connect and enhance career and personal development. Our ARGs include: POWhER, Young Professionals, U.S. Veterans, Black Associate Network and Latin America Talent Inclusion Network.

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

During 2022, the automotive industry experienced, and continues to experience, significant disruptions in the supply chain, including labor shortages in a variety of positions and experience levels. We are taking measures to address these labor issues across our global operations to mitigate the impact to AAM, including actively managing production schedules and reviewing our compensation and benefit programs to ensure that they are competitive with local markets, and working with union organizations that represent certain associates.

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

S4 (S-to-the-Fourth) Safety System

At AAM, our first responsibility every day, in every facility, is the safety of our global associates. AAM’s S4 safety system is focused on developing, engaging, monitoring, and continuously educating our associates on standardized procedures that are the basis of our safety culture and safety policy.

The primary goal of S4 is to achieve compliance with all internal and external requirements and regulations while driving behavioral changes to maintain a safe and environmentally friendly workplace. At AAM, we believe safety performance is a journey where each facility strives to achieve S4 by moving from a reactive safety environment to an interdependent safety environment.

We are focused on continuous improvement of the S4 system and in our total recordable incident rate (TRIR) in every facility. We continuously monitor our facilities progress in the S4 Safety System. In 2022, our TRIR was 0.95 – a reduction of approximately 55% in recordable injuries since the S4 program began in 2015.

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

Executive Officers of AAM

Name	Age	Position
David C. Dauch	58	Chairman of the Board & Chief Executive Officer
Michael K. Simonte	59	President
David E. Barnes	64	Vice President & General Counsel
Terri M. Kemp	57	Senior Vice President - Human Resources
Michael J. Lynch	58	Chief Operating Officer
Christopher J. May	53	Executive Vice President & Chief Financial Officer
Tolga I. Oal	51	President - Driveline
Norman Willemse	66	President - Forging

David C. Dauch, age 58, has been AAM's Chief Executive Officer since September 2012. Mr. Dauch has served on AAM's Board of Directors since April 2009 and was appointed Chairman of the Board in August 2013. From September 2012 through August 2015, Mr. Dauch served as AAM’s President & CEO. Prior to that, Mr. Dauch served as President & Chief Operating Officer (2008 - 2012) and held several other positions of increasing responsibility from the time he joined AAM in 1995. Presently, he serves on the boards of Business Leaders for Michigan, the Detroit Regional CEO Council, the Detroit Economic Club, the Detroit Regional Chamber, the Detroit Regional Partnership, the Detroit Mayor's Workforce Development Board, the Great Lakes Council Boy Scouts of America, the Boys & Girls Club of Southeast Michigan, the National Association of Manufacturers (NAM), Amerisure Mutual Holdings, Inc. and the Amerisure Companies (since December 2014). Mr. Dauch also serves on the Miami University Business Advisory Council, the Michigan ESG Leadership Council and the General Motors Supplier Council.

Michael K. Simonte, age 59, has been President since August 2015. Mr. Simonte previously served as Executive Vice President & Chief Financial Officer (since February 2009); Group Vice President - Finance & Chief Financial Officer (since December 2007); Vice President - Finance & Chief Financial Officer (since January 2006); Vice President & Treasurer (since May 2004); and Treasurer (since September 2002). Mr. Simonte joined AAM in December 1998 as Director, Corporate Finance. Prior to joining AAM, Mr. Simonte served as Senior Manager at the Detroit office of Ernst & Young LLP. Mr. Simonte is a certified public accountant.

David E. Barnes, age 64, has been General Counsel and Corporate Secretary since joining AAM in 2012, and became a Vice President in 2017. In addition to his responsibilities as General Counsel and Corporate Secretary, he also serves as the Chief Compliance Officer of AAM. Prior to joining AAM, Mr. Barnes served as Executive Vice President, General Counsel and Secretary for Atlas Oil Company. He has held various positions during his career at Ford Motor Company, Dykema Gossett and Venture Holdings LLC, after beginning his career at Honigman, Miller, Schwartz and Cohn. Mr. Barnes holds a juris doctor degree.

Terri M. Kemp, age 57, has been Senior Vice President - Human Resources since January 2023. Prior to that, she served as Vice President - Human Resources (since September 2012), Executive Director - Human Resources & Labor Relations (since November 2010), Executive Director - Human Resources (since September 2009), Director - Human Resources Operations (since October 2008), and served in various plant and program management roles since joining AAM in July 1996. Prior to joining AAM, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 58, has been AAM's Chief Operating Officer since December 2022. Prior to that, he served as President - Driveline (since November 2021), Vice President - Finance & Controller (since February 2017), Vice President - Driveline Business Performance & Cost Management (since May 2015); Vice President - Finance & Controller (since September 2012); Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance (since June 2003); Manager - Finance, Forging Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining AAM, Mr. Lynch served at Stellar Engineering for nine years in various capacities.

Christopher J. May, age 53, has been Executive Vice President & Chief Financial Officer since January 2023. Prior to that, he served as Vice President & Chief Financial Officer (since August 2015), Treasurer (since December 2011); Assistant Treasurer (since September 2008); Director of Internal Audit (since September 2005); Divisional Finance Manager - Metal Formed Products (since June 2003); Finance Manager - Three Rivers Manufacturing Facility (since August 2000); Manager, Financial Reporting (since November 1998) and Financial Analyst since joining AAM in 1994. Prior to joining AAM, Mr. May served as a Senior Accountant for Ernst & Young. Mr. May is a certified public accountant.

Tolga I. Oal, age 51, has been President - Driveline, since December 2022 when he rejoined AAM after serving as Co-Chief Executive Officer of Howmet Aerospace until October 2021. From 2015 to 2019, he served in various executive positions at AAM including Senior Vice President - Global Procurement and Supplier Quality Engineering (since January 2019), President - Driveline (since September 2018), and Senior Vice President - AAM and President - AAM North America (since September 2015). Prior to joining AAM in 2015, Mr. Oal served as Vice President of Global Electronics for TRW Automotive, since 2012. Before that, Mr. Oal served in various manufacturing and management positions of increasing responsibility within TRW for Global Electronics, including Director of Operations and as Director of Finance. Prior to joining TRW, Mr. Oal held various leadership positions in engineering, sales, purchasing, and finance at Siemens VDO Automotive/Continental.

Norman Willemse, age 66, has been President - Forging, since December 2022. Prior to that, he served as President - Metal Forming (since August 2015), Vice President - Metal Formed Product Business Unit (since December 2011); Vice President - Global Metal Formed Product Business Unit (since October 2008); Vice President - Global Metal Formed Product Operations (since December 2007); General Manager - Metal Formed Products Division (since July 2006) and Managing Director - Albion Automotive (since joining AAM in August 2001). Prior to joining AAM, Mr. Willemse served at AS Transmissions & Steering (ASTAS) for seven years as Executive Director Engineering Group Manager Projects and Engineering and John Deere for over 17 years in various engineering positions of increasing responsibility. Mr. Willemse is a professional certified mechanical engineer.

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

Our supply chain, as well as our customers' supply chain, is also at risk of unanticipated events such as pandemic or epidemic illness, including the ongoing impact of COVID-19 in certain regions in which we operate, natural disasters, industrial incidents, changes in governmental regulations and trade agreements, or financial or operational instability of suppliers that could cause a disruption in the supply of critical components to us and our customers. For example, the automotive industry has experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, global logistical constraints, and increased transportation costs. As a result, we have experienced increased volatility in our sales and production schedules, including manufacturing downtime, often with little notice from customers, and increased inventory levels, which have negatively impacted our production efficiency and financial condition.

In addition, we are also experiencing a significant shortage of hourly labor availability in certain regions in which we operate. This labor shortage has contributed to production volatility and inefficiencies in the manufacturing process, as well as increased labor costs. If we cannot secure sufficient hourly labor resources, we may be unable to protect continuity of supply and meet customer demand, which could have a material adverse effect on our results of operations and financial condition.

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

Sales to GM were approximately 40% of our consolidated net sales in 2022, 37% in 2021, and 39% in 2020. A reduction in our sales to GM, or a reduction by GM of its production of light truck, SUV or crossover vehicle programs that we support, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

Sales to Stellantis accounted for approximately 18% of our consolidated net sales in 2022, and 19% in both 2021 and 2020, and sales to Ford accounted for approximately 12% of our consolidated net sales in 2022, 2021 and 2020. A reduction in our sales to either Stellantis or Ford or a reduction by Stellantis or Ford of their production of the programs we support, as a result of market share losses or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

A high concentration of our global business is supported by our Guanajuato Manufacturing Complex (GMC) in Mexico. GMC represents a significant portion of our net sales, profitability and cash flow from operations and we expect GMC to continue to represent a substantial portion of these metrics for the foreseeable future. A significant disruption to our GMC operations, as a result of changes in trade agreements between Mexico and other jurisdictions, including the U.S., tariffs, tax law changes, labor disputes or shortages, natural disasters, availability of natural resources or utilities, pandemic or epidemic illness, or otherwise, could have a material adverse impact on our results of operations and financial condition.

A failure of our information technology (IT) networks and systems, or the impact of a cyber attack, could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of critical manufacturing and business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal or confidential information, including personally identifiable information, in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our manufacturing and business operations. We cannot be certain that the security measures we have in place to protect these systems and data will be successful or sufficient to protect our IT systems from current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed or lost. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, the disruption of our operations or damage to our reputation. In the future, we may be required to incur significant costs to protect against or repair damage caused by these disruptions or security breaches, or as a result of implementing business continuity processes in response to disruptions or security breaches.

Our company, our suppliers or our customers and their suppliers may not be able to successfully and efficiently manage the timing and costs of new product program launches.

Certain of our customers are preparing to launch new product programs for which we will supply newly developed products and related components.  There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or other future product programs on a timely and cost efficient basis.  Accordingly, the launch of new product programs, or a shift in product mix from traditional ICE programs to hybrid and electric vehicle programs, may adversely affect production rates or other operational efficiency and profitability measures at our facilities. We may also experience difficulties with the performance of our supply chain, or the supply chains of customers and their suppliers, on program launches, which could result in our inability to meet our contractual obligations to key customers. Production shortfalls or production delays, if any, could result in our failure to effectively manage our manufacturing costs relating to these program launches. In addition, our customers may delay the launch or fail to successfully execute the launch of these new product programs, or any additional future product program for which we will supply products. Our revenues, operating results and financial condition could be adversely impacted if our customers fail to timely launch such programs or if we are unable to manage the timing requirements and costs of new product program launches.

Our company may not realize all of the revenue expected from our new and incremental business backlog.

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production, as well as the fluctuation in exchange rates for programs sourced in currencies other than our reporting currency. Further, as the percentage of our backlog associated with electric vehicle programs increases, these risks could be exacerbated due to uncertainty related to electric vehicles, including end-user acceptance rates and the availability of critical electric vehicle infrastructure. It is also possible that our customers may delay or cancel a product program that has been awarded to us. Our revenues, operating results and financial condition could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new and incremental business backlog.

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

A significant portion of our hourly associates worldwide, as well as the workforces of our customers and suppliers, are members of industrial trade unions employed under the terms of collective bargaining agreements. There can be no assurance that future negotiations with labor unions, including those related to the collective bargaining agreements between our largest customers and the labor unions representing certain of their employees that expire in 2023, will be resolved favorably or that we, our customers or suppliers will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. In addition, there can be no assurance that such future negotiations will not result in labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition or our ability to compete for future business.

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

The markets in which we compete are highly competitive. Our competitors include the in-house operations of many vertically integrated OEMs, as well as many other domestic and foreign companies possessing the capability to produce some or all of the products we supply. In addition to traditional competitors in the automotive sector, the trend towards advanced electronic integration and electrification has increased the level of new market entrants, including technology companies. Some of our competitors are affiliated with OEMs and others could have economic advantages as compared to our business, such as scale of operations, patents, existing underutilized capacity and lower wage and benefit costs. Technology, design, quality, delivery and cost are the primary elements of competition in our markets. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce costs. These strategies include supply base consolidation, as well as in-sourcing, vertical integration and global sourcing by OEMs. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of new technology. Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not possess. Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

If we are unable to respond timely to changes in technology and market innovation, we risk not being able to develop our intellectual property into commercially viable products.

Our results of operations and financial condition are impacted, in part, by our competitive advantage in developing, engineering, and manufacturing innovative products. Our ability to anticipate changes in technology, successfully develop, engineer, and bring to market new and innovative proprietary products, or successfully respond to evolving business models, including hybrid and electric vehicle advances, may have a significant impact on our market competitiveness. If we are unable to maintain our competitive advantage through innovation, or if we do not sustain our ability to meet customer requirements relative to technology, there could be a material adverse effect on our results of operations and financial condition.

Our business is dependent on certain global automotive market segments.

A substantial portion of our revenue is derived from products supporting RWD light truck and SUV platforms and AWD crossover vehicle platforms in North America, Europe and Asia. Sales and production levels of these vehicle platforms can be affected by many factors, including changes in consumer demand and preference; adverse economic conditions, such as recession or recessionary concerns; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; vehicle electrification; and government regulations. Reduced demand in the market segments we currently supply could have a material adverse impact on our results of operations and financial condition, or our ability to invest in the necessary research and development activities to grow our electrification business.

Our business could be adversely affected by the cyclical nature of the automotive industry.

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors, such as credit availability, interest rates, fuel prices, consumer preference and confidence, and the ability of end-users to secure affordable financing. Our business may be adversely affected by an economic decline or fiscal crisis, including prolonged recessionary periods, that result in a reduction of automotive production and sales by our customers.

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

Our Senior Secured Credit Facilities, comprised of our Revolving Credit Facility, as well as our Term Loan A Facility and Term Loan B Facility, and our senior unsecured notes, contain customary affirmative and negative covenants. Some, or with respect to certain covenants, all of these agreements include financial covenants based on leverage and cash interest expense coverage ratios and limitations on Holdings, AAM Inc., and their restricted subsidiaries to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets.

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

We have business and technical offices and manufacturing facilities in multiple countries outside the U.S. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, tariffs or import restrictions, nationalization, immigration policies, expropriation and other governmental action. Our global operations also may be adversely affected by political events, violations of anti-bribery or corruption laws, government sanctions, domestic or international terrorist events and hostilities, natural disasters and significant weather events, disruptions in the global financial markets, or public health crises, such as pandemic or epidemic illness.

Our business could be adversely impacted by global climate change or an inability to meet the expectations of our stakeholders related to environmental, social and governance (ESG) objectives.

Natural disasters or extreme weather conditions that occur as a result of global climate change could lead us, our customers or suppliers to experience significant disruptions in operations or availability of key components, which could lead to a material adverse impact on our results of operations and financial condition.

Further, various stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce, are increasing their expectations of companies to do their part to combat global climate change and its impact, and to conduct their operations in an environmentally sustainable and socially responsible manner with appropriate oversight by senior leadership. We have made public commitments to reduce emissions, conserve resources at our various facilities and further develop a diverse, equitable and inclusive culture. A failure to respond to the expectations and initiatives of our stakeholders or achieve the commitments we have made, could result in damage to our reputation and relationships with various stakeholders, as well as adverse impacts to our financial condition due to volatility in the cost or availability of capital, difficultly obtaining new business or entering into new supplier relationships, a possible loss of market share on our current product portfolio, or difficulty attracting and retaining a skilled workforce.

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

There have been recent global proposals brought forward by the Organisation for Economic Co-operation and Development (OECD) alongside the Group of Twenty (G-20), for tax jurisdictions to evaluate the potential reform of longstanding corporate tax law principles and treaties that could adversely affect multi-national companies. As an example, in October 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Framework) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the global economy. Under pillar two, the Framework provides for a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. The Framework agreement must now be implemented by the OECD members who have agreed to the plan, effective in 2024. Some further guidance on the plan and the related rules has been published, with additional guidance expected to be published in 2023. We will continue to monitor the implementation of the Framework by the countries in which we operate. Although the OECD does not enact tax law, proposals like this or others may lead to substantial changes in enacted tax laws and treaties in the various countries in which we do business and could have a material adverse impact on our results of operations and financial condition.

In addition, there have been changes to tax laws in the U.S., including the introduction of provisions such as the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) provisions, that have increased the complexity of U.S. tax laws and have also increased volatility in our income tax expense and applicable tax rates. Further, GILTI and FDII may not be compliant with the OECD guidelines as drafted and it is uncertain whether the U.S. will amend these existing rules. Changes to these and other areas of domestic or international tax reform, including future actions taken by governmental authorities, could increase uncertainty and may adversely affect our tax rate, results of operations and cash flows in future years.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The table below summarizes our global manufacturing locations and administrative, engineering or technical locations:

	Manufacturing			Corporate, Business Offices, Engineering and Technical Centers
Country	Driveline		Metal Forming

Brazil	1		4	—

China	4		1	2

Czech Republic	—		3	—

England	1		—	—

France	2		—	—

Germany	1		6	1

India	3		—	2

Japan	—		—	1

Luxembourg	—		—	1

Mexico	8	(a)	5	—

Poland	1		—	—

Romania	—		1	—

Scotland	1		—	—

South Korea	1		—	—

Spain	1		1	—

Sweden	—		—	1

Thailand	1		—	—

United States of America	3		23	5

Total	28		44	13
(a) The eight Driveline locations in Mexico include our Guanajuato Manufacturing Complex, which is comprised of six plants.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.” We had approximately 162 stockholders of record as of February 14, 2023.

Dividends

We did not declare or pay any cash dividends on our common stock in 2022. Our Amended and Restated Credit Agreement associated with our Senior Secured Credit Facilities limits our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6.    [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

COMPANY OVERVIEW

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit with over 80 facilities in 18 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 40% of our consolidated net sales in 2022, 37% in 2021, and 39% in 2020.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives and the AWD Chrysler Pacifica. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 18% of our consolidated net sales in 2022, and 19% in both 2021 and 2020.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in 2022, 2021 and 2020.

No other customer represented 10% or more of consolidated net sales during these periods.

Supply Chain Constraints Impacting the Automotive Industry
During 2022, the automotive industry has experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. As a result, we have experienced increased volatility in our production schedules, including manufacturing downtime, often with little notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our results of operations and cash flows during this period. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue in 2023. Due to the ongoing uncertainty associated with the impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other factors causing, or exacerbating, these supply chain constraints, the ultimate impact on our net sales, results of operations and cash flows is unknown.

INDUSTRY TRENDS

There are a number of significant trends affecting the markets in which we compete. Intense competition, volatility in the price of raw materials, including steel, aluminum, and other metallic materials, and resources used in vehicle electrification and electronic components, labor shortages and increased labor costs, fluctuations in exchange rates and interest rates and significant pricing pressures remain. At the same time, there is a focus on investing in future products that will incorporate the latest technology and meet changing customer demands as certain original equipment manufacturers (OEMs) place increased emphasis on the development of battery and hybrid electric vehicles. The ability to respond timely to the continued advancement of technology and product innovation, as well as the capability to source programs on a global basis, are critical to attracting and retaining business in our global markets.

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

We are responding, in part, with ongoing research and development (R&D) activities to develop hybrid and electric driveline systems and related subsystems and components. In 2022, AAM's electric drive innovations were recognized by Automotive News with three PACE awards, which are among the industry's most prestigious awards regarding innovation. AAM's electric drive technology on the Mercedes-AMG GT 63 S E Performance was awarded a PACE award, as well as a PACE Innovation Partnership award for our high level of collaboration with Mercedes-AMG on the program. AAM's highly integrated three-in-one wheel-end electric drive unit was awarded a PACEpilot Innovation to Watch award, which recognizes post-pilot, pre-commercial innovation in the automotive and future mobility industry. Additionally, we have continued to enhance our product portfolio to allow us to meet our customers' needs for high performance vehicles with reduced emissions and reduced environmental impact through our acquisition of Tekfor Group (Tekfor) during 2022. Tekfor is a leading provider of driveline and powertrain components for both internal combustion (ICE) and hybrid vehicles, as well as e-mobility applications.

Through our e-drive systems, e-beam axle technology, lightweight axles, high-efficiency axles, all-wheel drive systems, high-strength connecting rod technology, refined vibration control systems and forged axle tubes, we have significantly advanced our efforts to improve ride and handling performance, while reducing emissions and mass. To date, our hybrid and electric driveline systems have been awarded multiple contracts and received multiple awards, and our efforts have positioned us to compete in the evolving global marketplace.

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

We have responded to this trend by implementing and launching programs and initiatives addressing each topic under ESG, such as E4 (E-to-the-fourth), AAM’s energy and environmental sustainability program to drive continuous improvement in our operations by reducing energy consumption, greenhouse gas (GHG) emissions and water use while minimizing waste and lessening the environmental impact of our production operations. Also, as part of our continued focus on reducing GHG emissions, during 2022 we committed to reaching net-zero carbon emissions by 2040, and achieved the validation of our net-zero emissions targets by the climate-action organization Science Based Targets Initiative (SBTi). The SBTi is a partnership between CDP (formerly known as the Climate Disclosure Project), the United Nations Global Compact, World Resources Institute (WRI) and the World Wide Fund for Nature (WWF) that drives ambitious climate action in the private sector by enabling companies to set greenhouse gas emissions reduction targets that are in line with what the latest climate science deems necessary to meet the goals of the Paris Agreement.

AAM’s commitment to DEI begins with our Board of Directors (Board). The Board’s active oversight reflects the importance of our DEI journey to our business and demonstrates the power of accountability to this critical initiative. With oversight from our Board and direction from senior leadership, our DEI Steering Committee (DEI Committee) helps to ensure that our initiatives are guided by the experiences and recommendations of our associates. Comprised of talented and diverse associates, the DEI Committee helps develop new company initiatives designed to advance a respectful and inclusive company culture and to reinforce the importance of inclusion at AAM. Refer to Item 1. Business - Human Capital Management, for specific DEI highlights.

An in-depth review of non-financial metrics and strategies related to our ESG initiatives and programs is included in our annual Sustainability Report, which includes more details on our sustainability programs, initiatives and future objectives. This report and other ESG areas of focus, such as AAM’s leadership, are made available to stakeholders through our company website. While evolving expectations and reporting standards are driving increased ESG reporting, this trend aligns with our cultural values and commitment to profitably grow our business in a way that is sustainable and socially responsible.

SHIFT IN CONSUMER PREFERENCE AND OEM PRODUCTION TO LIGHT TRUCK, CROSS-OVER VEHICLES (CUVs) AND SPORT-UTILITY VEHICLES (SUVs) There has been a trend toward increased demand for light trucks, CUVs and SUVs in certain markets, while demand for passenger cars has decreased. This increase in demand for light trucks, CUVs and SUVs has been driven by changes in consumer preference as technology advancements have made these vehicles lighter and more efficient. Certain OEMs are responding to this change in consumer preference by shifting their focus to developing and manufacturing these types of vehicles, resulting in a significant reduction of passenger car vehicle programs, especially in North America. We have benefited from this trend as a significant portion of our business supports light truck, CUV and SUV programs in North America.

GLOBAL AUTOMOTIVE PRODUCTION AND INDUSTRY CONSOLIDATION Our customers continue to design their products to meet demand in global markets and therefore require global support from their suppliers. For this reason, it is critical that suppliers maintain a global presence in these markets in order to compete for new contracts. We have business and engineering offices around the world to support our global locations and provide technical solutions to our customers on a regional basis, including in North America, which represents the largest portion of our core business, as well as in China and Europe where consumer acceptance of electric vehicles has been stronger.

During 2022, the automotive industry experienced, and continues to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by our customers, increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue in 2023.

The cyclical nature of the automotive industry, volatile commodity prices, the shifting demands of consumer preference, regulatory requirements and trade agreements require OEMs and suppliers to remain agile with regard to product development and global capability. A critical objective for OEMs and suppliers is the ability to meet these global demands while effectively managing costs. Some OEMs and suppliers may be preparing for these challenges through merger and acquisition (M&A) activity, development of strategic partnerships and reduction of vehicle platform complexity. In order to effectively drive technology development, recognize cost synergies, and increase global footprint, the industry may continue to see consolidation in the supply base as companies recognize and respond to the need for scalability.

In addition to AAM's technology development relationships and organic growth in technology and processes, our joint venture partnerships and strategic acquisitions, including the Tekfor acquisition during 2022, have provided us with complementary technologies, expanded our product portfolio, diversified our global customer base, and strengthened our long-term financial profile through greater scale. The synergies achieved, or expected to be achieved through our strategic initiatives, enhance AAM's ability to compete in today's technological and regulatory environment, while remaining cost competitive through increased scale and integration.

EVOLUTION OF THE AUTOMOTIVE INDUSTRY AS DEMAND FOR AUTONOMOUS VEHICLES AND RIDE-SHARING INCREASES A developing trend is the expectation that autonomous, self-driving cars are expected to become more common with continued advancements in technology, including applications such as last mile delivery. Autonomous vehicles present many possible benefits, such as a reduction in traffic collisions caused by human error and reduced traffic congestion, but there are also foreseeable challenges such as liability for damage and software safety and reliability. The increased integration of electronics and vehicle connectivity that will likely be required in autonomous vehicle developments will provide an opportunity for suppliers with advanced capabilities in this area to be competitive in this expanding market.

With population growth, increased government regulations to ease congestion and generational shifts in preferences, it is expected that the markets for ride-sharing services will continue to grow, which could cause a change in the type of vehicles utilized. However, the growth in this area has been curtailed by the impact of COVID-19, as social distancing recommendations have led to reduced utilization of ride-sharing services by consumers.

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

	(units in millions, except percentages)
	2023 Outlook	% change	2022	% change	2021
North America	15.1	5.6%	14.3	10.0%	13.0

Source: IHS Markit January 2023

Production volumes in North America increased in 2022 as compared to 2021, as the impact of the semiconductor shortage and other supply chain constraints lessened in 2022 as compared to 2021.

We expect production volumes in North America to be in the range of 14.5 million to 15.1 million units in 2023, and we expect volumes in all other geographic regions in which we operate to increase in 2023, as compared to 2022. These expected increases are primarily the result of projected improvements in the supply chain as the disruptions that adversely impacted production volumes continue to diminish, including the impact of the semiconductor chip shortage on our customers.

The discussion of our Results of Operations, Reportable Segments, and Liquidity and Capital Resources for 2021, as compared to 2020, can be found within "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 11, 2022, which discussion is incorporated herein by reference.

RESULTS OF OPERATIONS

NET SALES

	Year Ended December 31,
(in millions)	2022	2021	Change	Percent Change
Net sales	$5,802.4	$5,156.6	$645.8	12.5%

The increase in sales in 2022, as compared to 2021, reflects approximately $204 million as a result of our acquisition of Tekfor in the second quarter of 2022. In addition, we estimate that sales in 2022 and 2021 were impacted by the semiconductor shortage and other supply chain constraints affecting the automotive industry by approximately $418 million and $607 million, respectively, resulting in an increase in sales of approximately $189 million for the year ended December 31, 2022. Sales in 2022 were also positively impacted, as compared to 2021, by an increase in production volumes on certain light truck and CUV programs that we support in North America.

COST OF GOODS SOLD

	Year Ended December 31,
(in millions)	2022	2021	Change	Percent Change
Cost of goods sold	$5,097.5	$4,433.9	$663.6	15.0%

The change in cost of goods sold reflects an increase of approximately $146 million as the impact on production volumes of the semiconductor shortage and other supply chain constraints affecting the automotive industry lessened in the year ended December 31, 2022, as compared to the year ended December 31, 2021, and cost of goods sold increased by approximately $202 million as a result of our acquisition of Tekfor in the second quarter of 2022. Cost of goods sold was also impacted by increased production volumes on certain light truck and CUV programs that we support in North America, as well as a net increase in manufacturing costs, including metal and commodity costs, and costs for labor, utilities and transportation.

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

Materials costs as a percentage of total cost of goods sold were approximately 60% in both 2022 and 2021.

GROSS PROFIT

	Year Ended December 31,
(in millions)	2022	2021	Change	Percent Change
Gross profit	$704.9	$722.7	$(17.8)	(2.5)%

Gross margin was 12.1% in 2022 as compared to 14.0% in 2021. Gross profit and gross margin were impacted by the factors discussed in Net sales and Cost of goods sold above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	Year Ended December 31,
(in millions)	2022	2021	Change	Percent Change
Selling, general and administrative expenses	$345.1	$344.2	$0.9	0.3%

SG&A as a percentage of net sales was 5.9% in 2022 as compared to 6.7% in 2021. R&D spending was $144.0 million in 2022 as compared to $116.8 million in 2021, which includes customer engineering, design and development (ED&D) recoveries of approximately $15 million in 2021. The change in SG&A expense in 2022, as compared to 2021, was primarily attributable to increased R&D expense, partially offset by lower compensation-related expense.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense for the year ended December 31, 2022 was $85.7 million as compared to $85.8 million for the year ended December 31, 2021.

RESTRUCTURING AND ACQUISITION-RELATED COSTS Restructuring and acquisition-related costs were $30.2 million in 2022 and $49.4 million in 2021. As part of our restructuring actions, we incurred severance charges of approximately $3.5 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $18.2 million during 2022. In 2021, we incurred severance charges of approximately $2.9 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $40.3 million. We expect to incur approximately $10 million to $20 million of total restructuring costs in 2023.

Acquisition-related costs and integration charges of $8.5 million were incurred in 2022 as we completed our acquisition of Tekfor and furthered the integration of other acquisitions completed in prior periods. This compares to $6.2 million of acquisition-related costs and integration charges incurred in 2021 as we completed our acquisition of a manufacturing facility in Emporium, Pennsylvania and furthered the integration of global enterprise planning (ERP) systems at legacy MPG locations. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred, and integration expenses primarily reflect costs for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. We expect to incur up to $10 million of integration costs in 2023 associated with our 2022 acquisition of Tekfor. See Note 2 - Restructuring and Acquisition-Related Costs for further detail.

LOSS ON SALE OF BUSINESS In 2021, we completed the sale of our ownership interest in a consolidated joint venture. As a result of the sale and deconsolidation of this joint venture, we recognized a loss of $2.7 million. This loss is presented in the Loss on sale of business line item of our Consolidated Statement of Operations for the year ended December 31, 2021. See Note 16 - Acquisitions and Dispositions for further detail.

OPERATING INCOME Operating income was $243.9 million in 2022 as compared to $240.6 million in 2021. Operating margin was 4.2% in 2022 as compared to 4.7% in 2021. The changes in operating income and operating margin in 2022, as compared to 2021, were due to the factors discussed in Net sales, Cost of goods sold, SG&A and Restructuring and acquisition-related costs above.

INTEREST EXPENSE Interest expense was $174.5 million in 2022 and $195.2 million in 2021. The decrease in interest expense in 2022, as compared to 2021, was primarily the result of our ongoing debt reduction initiatives and the impact of our previous debt refinancing actions. The weighted-average interest rate of our total debt outstanding was 5.7% in 2022 and 5.8% in 2021. We expect our interest expense in 2023 to be approximately $195 million to $205 million.

INTEREST INCOME Interest income was $17.0 million in 2022 and $10.9 million in 2021. Interest income primarily includes interest earned on cash and cash equivalents, realized and unrealized gains and losses on our short-term investments during the period, and the deferred payment obligation associated with the sale of our former Casting segment, as well as the impact of the interest rate differential on our fixed-to-fixed cross-currency swap.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2022 and 2021:

Debt refinancing and redemption costs In March 2022, we entered into the Amended and Restated Credit Agreement (Amended and Restated Credit Agreement), which, among other things, increased the principal amount of the Term Loan A Facility (Term Loan A Facility) to $520.0 million, extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility (Revolving Credit Facility) and established the use of updated reference rates. As a result, we expensed $0.2 million of debt refinancing costs related to the Amended and Restated Credit Agreement in 2022. See Note 4 - Long-Term Debt for further detail on the Amended and Restated Credit Agreement.

In December 2022, we entered into the Refinancing Facility Agreement No.1 (Refinancing Facility Agreement), under the Amended and Restated Credit Agreement and established a new Term Loan B Facility of $675.0 million. Additionally, the Refinancing Facility Agreement, among other things, extended the maturity date of the Term Loan B Facility and established the use of updated reference rates. As a result, we expensed $0.4 million of debt refinancing costs related to the Refinancing Facility Agreement. See Note 4 - Long-Term Debt for further detail on the Refinancing Facility Agreement.

In 2022, prior to entering into the Refinancing Facility Agreement, we made voluntary prepayments totaling $100.0 million on our then outstanding term loan B facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

Also in 2022, we used the proceeds from our upsized Term Loan A Facility to voluntarily redeem a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $220.0 million and $0.2 million in accrued interest. We also expensed approximately $1.8 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.4 million for the payment of an early redemption premium.

In 2021, we made voluntary prepayments totaling $21.2 million on our Term Loan A Facility and $238.8 million on our Term Loan B Facility. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Also, in 2021, we voluntarily redeemed our 6.25% Notes due 2025. This resulted in principal payments totaling $700.0 million and $19.4 million in accrued interest. We also expensed approximately $9.6 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $21.9 million for the payment of an early redemption premium.

Gain on bargain purchase of business On June 1, 2022, our acquisition of Tekfor became effective, which resulted in a gain on bargain purchase of $13.6 million. See Note 16 - Acquisitions and Dispositions for additional detail on this acquisition.

Unrealized gain (loss) on equity securities We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported as an unrealized holding gain or loss within Other income (expense), net in our Consolidated Statements of Operations. As of December 31, 2022, our investment in REE shares was valued at $1.9 million resulting in an unrealized loss of $25.5 million for the year ended December 31, 2022. This compares to an unrealized gain of $24.4 million associated with our investment in REE shares for the year ended December 31, 2021.

Pension settlement charges In the fourth quarter of 2021, we purchased group annuity contracts from an insurance company to settle our pension obligations for certain United States (U.S.) plan participants. This resulted in a non-cash pre-tax settlement charge of $42.3 million in the fourth quarter of 2021 related to the accelerated recognition of certain deferred losses.

Other, net Other, net, which includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service costs, was expense of $1.8 million in 2022, as compared to expense of $3.2 million in 2021.

INCOME TAX EXPENSE (BENEFIT) Income tax expense was $2.0 million in 2022, as compared to an income tax benefit of $4.7 million in 2021. Our effective income tax rate was 3.0% in 2022 as compared to (391.7)% in 2021. For the year ended December 31, 2022, we recognized a net income tax benefit of $7.5 million related to the release of a valuation allowance in a foreign jurisdiction. During the year ended December 31, 2021, we recognized a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate under provisions of the CARES Act.

Our effective income tax rate for the year ended December 31, 2022 varies from our effective income tax rate for the year ended December 31, 2021 primarily as a result of the $13.6 million gain on bargain purchase of business recognized in the year ended December 31, 2022, which was not subject to income tax, as well as the release of the foreign valuation allowance during the year ended December 31, 2022 noted above and as a result of the benefit from foreign derived intangible income deductions in the U.S. For the year ended December 31, 2022, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the gain on bargain purchase of business, the discrete items noted above and the benefit from foreign derived intangible income deductions in the U.S. For the year ended December 31, 2021, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of recognizing a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate.

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

NET INCOME AND EARNINGS PER SHARE (EPS) Net income was $64.3 million in 2022 as compared to $5.9 million in 2021. Diluted earnings per share was $0.53 in 2022 as compared to $0.05 per share in 2021. Net income and EPS were primarily impacted by the factors discussed above.

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

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the year ended December 31, 2022.

The following tables outline our sales and Segment Adjusted EBITDA for each of our reportable segments for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31, 2022

	Driveline	Metal Forming	Total
Sales	$4,130.8	$2,113.0	$6,243.8
Less: Intersegment sales	4.7	436.7	441.4
Net external sales	$4,126.1	$1,676.3	$5,802.4

Segment adjusted EBITDA	$547.0	$200.3	$747.3

	Year Ended December 31, 2021

	Driveline	Metal Forming	Total
Sales	$3,744.9	$1,762.2	$5,507.1
Less: Intersegment sales	3.4	347.1	350.5
Net external sales	$3,741.5	$1,415.1	$5,156.6

Segment adjusted EBITDA	$577.7	$255.6	$833.3

	Year Ended December 31, 2020

	Driveline	Metal Forming	Total
Sales	$3,375.5	$1,652.0	$5,027.5
Less: Intersegment sales	2.9	313.8	316.7
Net external sales	$3,372.6	$1,338.2	$4,710.8

Segment adjusted EBITDA	$474.8	$245.0	$719.8

The increase in Driveline sales for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily reflects increased production volumes as the impact of the semiconductor shortage and other supply chain constraints affecting the automotive industry lessened in the year ended December 31, 2022, as compared to the year ended December 31, 2021. We estimate that Driveline sales increased by $214 million for the year ended December 31, 2022 as a result of this increase in production volumes. Driveline sales in 2022 were also positively impacted, as compared to 2021, by an increase in production volumes on certain light truck and CUV programs that we support in North America.

The increase in sales in our Metal Forming segment for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily reflects $204 million associated with the acquisition of Tekfor that became effective on June 1, 2022. Metal Forming sales in 2022 also reflect an increase in intersegment sales to Driveline as the Driveline segment experienced increased production volumes on certain light truck and CUV programs that we support in North America.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. For the year ended December 31, 2022, as compared to the year ended December 31, 2021, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to the impact of increased manufacturing costs, including higher metal and commodity costs, higher utility costs and increased transportation costs, partially offset by a net increase in production volumes on vehicle programs we support.

For the year ended December 31, 2022, as compared to the year ended December 31, 2021, the change in Segment Adjusted EBITDA for the Metal Forming segment was primarily attributable to the impact of increased net manufacturing costs, including higher metal and commodity costs, increased labor costs, higher utility costs and increased transportation costs, partially offset by a net increase in production volumes on the vehicle programs we support.

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

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss)	$64.3	$5.9	$(561.1)
Interest expense	174.5	195.2	212.3
Income tax expense (benefit)	2.0	(4.7)	(49.2)
Depreciation and amortization	492.1	544.3	521.9
EBITDA	$732.9	$740.7	$123.9
Restructuring and acquisition-related costs	30.2	49.4	67.2
Debt refinancing and redemption costs	6.4	34.0	7.9
Loss on sale of business	—	2.7	1.0
Impairment charges	—	—	510.0
Unrealized loss (gain) on equity securities	25.5	(24.4)	—
Pension settlements	—	42.3	0.5
Non-recurring items:
Malvern Fire charges (insurance recoveries), net	(39.1)	(11.4)	9.3
Gain on bargain purchase of business	(13.6)	—	—
Acquisition-related fair value inventory adjustment	5.0	—	—
Total Segment Adjusted EBITDA	$747.3	$833.3	$719.8

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures and working capital requirements, in addition to advancing our strategic initiatives. At December 31, 2022 we had over $1.4 billion of liquidity consisting of approximately $512 million of cash and cash equivalents, approximately $866 million of available borrowings under our Revolving Credit Facility and approximately $58 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2026. We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Senior Secured Credit Facilities and foreign credit facilities will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash provided by operating activities was $448.9 million in 2022 as compared to $538.4 million in 2021. The following factors impacted cash provided by operating activities:

Impact of Supply Chain Constraints We experienced an adverse impact on cash flows from operating activities as a result of the significant supply chain constraints that continued to impact the automotive industry during the year ended December 31, 2022, including increased metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages. We expect these supply chain constraints to continue in 2023.

Accounts receivable For the year ended December 31, 2022, we experienced a decrease in cash flow from operating activities of $62 million related to the change in our accounts receivable balance from December 31, 2021 to December 31, 2022, as compared to the change in our accounts receivable balance from December 31, 2020 to December 31, 2021. This change was primarily attributable to the timing of sales to customers in the applicable periods.

Inventories In 2022, we experienced an increase in year-over-year cash flow from operating activities of approximately $72 million related to the change in our inventories balance from December 31, 2021 to December 31, 2022, as compared to the change in our inventories balance from December 31, 2020 to December 31, 2021. In 2021, we began to increase inventory levels as a result of volatility in production schedules and unexpected downtime at certain of our manufacturing facilities as a result of the semiconductor chip shortage that has impacted the automotive industry. This increase in inventory levels in 2021 was more significant than the increase in 2022.

Interest paid Interest paid in 2022 was $172.6 million as compared to $184.9 million in 2021. The decrease in interest paid was primarily the result of our ongoing debt reduction initiatives and our previous refinancing actions. See Note 4 - Long-Term Debt for additional detail.

Income taxes Income taxes paid, net was $40.4 million in 2022, as compared to $26.6 million in 2021. During the years ended December 31, 2022 and December 31, 2021, we received income tax refunds of approximately $5.4 million and $6.0 million, respectively, related to the utilization of net operating losses under the provisions of the CARES Act. See Note 1 - Organization and Summary of Significant Accounting Policies for additional detail regarding the CARES Act.

As of December 31, 2022 and December 31, 2021, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $40.5 million and $23.4 million, respectively.

In January 2023, we paid $10.1 million as a result of the Notice of Tax Due that was received from the Internal Revenue Service in December 2022. See Note 9 - Income Taxes for additional detail regarding the Notice of Tax Due.

Restructuring and acquisition-related costs We incurred $30.2 million and $49.4 million of charges related to restructuring and acquisition-related costs in 2022 and 2021, respectively, and a significant portion of these charges were cash charges. In 2023, we expect restructuring and acquisition-related payments to be between $20 million and $30 million for the full year.

Pension and other postretirement benefits (OPEB) Our cash payments for OPEB, net of GM cost sharing, were $11.9 million in 2022 and $14.2 million in 2021. This compares to our annual postretirement cost of $8.3 million in 2022 and $8.9 million in 2021. We expect our cash payments for OPEB obligations in 2023, net of GM cost sharing, to be approximately $14.6 million.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2023 to be less than $1.0 million.

Malvern Fire In 2022, we received $29.1 million of cash as reimbursements and advances under our insurance policies, of which $12.1 million was associated with operating expenses incurred as a result of the Malvern Fire and has been presented as an operating cash inflow in our Consolidated Statement of Cash Flows for the period. At December 31, 2022, we have an insurance recovery receivable of $24.0 million, which is included in Prepaid expenses and other in our Consolidated Balance Sheet. This amount was fully collected in January 2023.

In 2021, we received $59.1 million of cash as reimbursements and advances under our insurance policies of which $36.0 million was associated with operating expenses incurred as a result of the Malvern Fire and has been presented as an operating cash inflow in our Consolidated Statement of Cash Flows for the period. At December 31, 2021, we had an insurance recovery receivable of $11.3 million, which was included in Prepaid expenses and other in our Consolidated Balance Sheet. See Note 15 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

INVESTING ACTIVITIES For the year ended December 31, 2022, net cash used in investing activities was $243.0 million as compared to $161.1 million for the year ended December 31, 2021. Capital expenditures were $171.4 million in 2022 and $181.2 million in 2021. We expect our capital spending in 2023 to be 3.5% to 4% of sales, which includes support for our global program launches in 2023 and 2024 within our new and incremental business backlog, as well as program capacity increases and future launches of replacement programs.

On June 1, 2022, our acquisition of Tekfor became effective and we paid approximately $80 million, net of cash acquired, which was funded entirely with cash on hand. Also in 2022, we made payments for the acquisition of a supplier in Mexico and began to pay the deferred consideration associated with our acquisition of Emporium that was completed in 2021. These payments totaled approximately $9 million in the year ended December 31, 2022. In 2021, we paid cash of $4.9 million for the acquisition of Emporium. See Note 16 - Acquisitions and Dispositions for further detail.

In 2022 and 2021, in addition to the $12.1 million and $36.0 million, respectively, of cash reimbursements and advances received under our insurance policies associated with operating expenses incurred as a result of the Malvern Fire, we received $17.0 million and $23.1 million, respectively, of cash associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire. This cash received has been classified as an investing cash inflow based on the nature of the associated loss incurred.

FINANCING ACTIVITIES Net cash used in financing activities was $217.2 million in 2022, compared to net cash used in financing activities of $401.4 million in 2021. Total debt outstanding, net of debt issuance costs, was $2,921.0 million at year-end 2022 and $3,104.5 million at year-end 2021. The change in total debt outstanding, net of issuance costs, at year-end 2022, as compared to year-end 2021, was primarily due to the factors noted below.

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

In March 2022, Holdings and AAM, Inc. entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, among other things, increased the principal amount of the Term Loan A Facility to $520.0 million, extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility, and established the use under the Term Loan A Facility and Revolving Credit Facility of updated reference rates. See Note 4 - Long-Term Debt for further detail on the Amended and Restated Credit Agreement. As a result, we expensed $0.2 million of debt refinancing costs, paid accrued interest of $1.0 million, and paid debt issuance costs of $4.5 million in 2022 related to the Amended and Restated Credit Agreement.

In December 2022, Holdings and AAM, Inc. entered into the Refinancing Facility Agreement, under the Amended and Restated Credit Agreement and established a new Term Loan B Facility of $675.0 million. The proceeds from the Refinancing Facility Agreement, together with $50.0 million cash on hand and the proceeds of a $25.0 million borrowing under the Revolving Credit Facility, were used to (a) prepay the entire principal amount of the then outstanding Term Loan B Facility, (b) pay all accrued and unpaid interest due under the Term Loan B Facility and (c) pay fees, costs and expenses payable in connection with the refinancing of the Term Loan B Facility. We expensed $0.4 million of debt refinancing costs, paid accrued interest of $2.4 million, and paid debt issuance costs of $26.9 million related to the Refinancing Facility Agreement. See Note 4 - Long-Term Debt for further detail on the Refinancing Facility Agreement.

In 2022, prior to entering into the Refinancing Facility Agreement, we made voluntary prepayments totaling $100.0 million on our then outstanding term loan B facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In 2021, we made voluntary prepayments totaling $21.2 million on our Term Loan A Facility and $238.8 million on our Term Loan B Facility. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

At December 31, 2022, $865.9 million was available under the Revolving Credit Facility. This availability reflects a reduction of $34.1 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

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

Repayment of Tekfor Group Indebtedness Upon the acquisition of Tekfor, we assumed $23.4 million of existing Tekfor indebtedness, of which we repaid $10.7 million in 2022.

5.00% Notes due 2029 In 2021, we issued $600.0 million in aggregate principal amount of 5.00% Notes due 2029 (the 5.00% Notes). Proceeds from the 5.00% Notes were used to fund the redemption of the remaining $600.0 million of our former 6.25% senior notes due 2025. We paid debt issuance costs of $9.2 million in the year ended December 31, 2021 related to the 5.00% Notes.

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

Foreign Credit Facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At December 31, 2022, $72.7 million was outstanding under our foreign credit facilities and an additional $57.8 million was available, as compared to December 31, 2021, when $86.1 million was outstanding under our foreign credit facilities and an additional $65.1 million was available.

Treasury stock Treasury stock increased by $1.9 million in 2022 to $218.2 million as compared to $216.3 million at year-end 2021, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

	Corporate Family Rating	Senior Unsecured Notes Rating	Senior Secured Notes Rating	Outlook
Standard & Poor's	BB-	B+	BB+	Stable
Moody's Investors Services	B1	B2	Ba1	Stable

Dividend program We have not declared or paid any cash dividends on our common stock in 2022 or 2021.

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

The expected future interest obligations associated with our current and long-term debt and finance lease obligations are approximately as follows: $192 million in 2023, $188 million in 2024, $186 million in 2025, $173 million in 2026, $126 million in 2027, and $184 million in 2028 and thereafter.

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

Statement of Operations Information	(in millions)
	Year Ended December 31, 2022	Year Ended December 31, 2021
Net sales	$4,429.5	$3,983.0
Gross profit	445.2	410.8
Income (loss) from operations	25.1	(27.4)
Net loss	(59.7)	(158.6)

Balance Sheet Information	(in millions)
	December 31, 2022	December 31, 2021
Current assets	$1,061.9	$1,034.6
Noncurrent assets	2,317.9	2,524.2

Current liabilities	1,360.4	1,183.7
Noncurrent liabilities	3,345.3	3,791.1

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At December 31, 2022 and December 31, 2021, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $945 million and $800 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $620 million and $655 million, respectively.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Typically, our business is moderately seasonal as our major OEM customers historically have an extended shutdown of operations (normally 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in the month of December. Our major OEM customers also occasionally have longer shutdowns of operations (up to six weeks) for program changeovers. Accordingly, our quarterly results may reflect these trends.

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

As of December 31, 2022, we have a valuation allowance of approximately $217.5 million related to net deferred tax assets in several foreign jurisdictions and U.S. federal, state and local jurisdictions. As of December 31, 2021 and 2020, our valuation allowance was $201.7 million and $208.0 million, respectively.
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

Unrecognized Income Tax Benefits

We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position: and (2) for those positions that meet the "more likely than not" recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit). As of December 31, 2022 and 2021, we had a liability for unrecognized income tax benefits and related interest and penalties of $40.5 million and $23.4 million, respectively. We continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and adjust our estimated liability as necessary.
Other Income Tax Matters

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS's administrative appeals process. No resolution was reached in the appeals process and in September 2022, the IRS issued a Notice of Deficiency. The IRS subsequently issued a Notice of Tax Due in December 2022 and AAM paid the assessed tax and interest of $10.1 million in January 2023. We intend to file a claim for refund for the amount of tax and interest paid related to this matter for the 2015 tax year and, if necessary, file suit in the U.S.Court of Federal Claims. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the year ended, December 31, 2022. As of December 31, 2022, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2022, is estimated to be in the range of approximately $285 million to $335 million.
In a matter of related interest, in May 2020, the U.S Tax Court ruled against another U.S. corporation, finding that the income it earned through a Mexican branch of its Luxembourg subsidiary corporation was FBCSI. In that situation, the taxpayer appealed the U.S. Tax Court decision to the U.S. Court of Appeals for the Sixth Circuit. In December 2021, the U.S. Court of Appeals affirmed, in a split decision, the Tax Court decision in favor of the IRS. In January 2022, the taxpayer in the above referenced matter filed a petition for rehearing and this petition was denied. Finally, in June 2022, the taxpayer filed a petition with the U.S. Supreme Court to review the judgment of the U.S. Court of Appeals for the Sixth Circuit and in November 2022 that petition was also denied. Notwithstanding the decisions rendered in that case, and because our position is based upon different facts and circumstances, including but not limited to, differences in structure, and different income tax regulations in effect for our tax years under examination, we continue to believe, after consultation with tax and legal counsel that it is more likely than not that our structure does not give rise to FBCSI.

PENSION AND OTHER POSTRETIREMENT BENEFITS In calculating our assets, liabilities and expenses related to pension and OPEB, key assumptions include the discount rate, expected long-term rates of return on plan assets, mortality projections and rates of increase in health care costs.

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2022, the weighted-average discount rates determined on that basis were 5.50% for the valuation of both our pension benefit obligations and the valuation of our OPEB obligations. The discount rates used in the valuations of our non-U.S. pension obligations were based on hypothetical yield curves developed from corporate bond yield information within each regional market. In 2022, the weighted-average discount rate determined on that basis was 4.40% for our non-U.S. plans. The expected weighted-average long-term rates of return on our plan assets were 6.75% for our U.S. plans, and 4.00% for our non-U.S. plans in 2022.

We developed these rates of return assumptions based on future capital market expectations for the asset classes represented within our portfolio and a review of long-term historical returns. The asset allocation for our plans was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. Our investment policy allocates approximately 25% - 35% of the U.S. plan assets to equity securities, with the remainder invested in fixed income securities, hedge fund investments and cash. The rates of increase in health care costs are based on current market conditions, inflationary expectations and historical information.

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2022, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2022, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$(26.3)	N/A
Increase in 2022 expense	$0.1	$2.7

No changes in benefit levels or in the amortization of gains or losses have been assumed.

For 2023, we assumed a weighted-average annual increase in the per-capita cost of covered health care benefits of 6.4% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2030 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have increased total expense in 2022 and the postretirement obligation, net of GM cost sharing, at December 31, 2022 by $0.2 million and $9.3 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2022 and the postretirement obligation, net of GM cost sharing, at December 31, 2022 by $0.8 million and $14.6 million, respectively.

AAM and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2022, we estimated $138.2 million in future GM cost sharing. If, in the future, GM were unable to fulfill this financial obligation, our OPEB obligations could be different than our current estimates.

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

Our business is organized into two segments: Driveline and Metal Forming. Under the goodwill guidance, we determined that each of our segments represents a reporting unit. The determination of our reporting units and impairment indicators also require us to make significant judgments. At December 31, 2022 all goodwill was associated with our Driveline reporting unit. As a result of our goodwill impairment test completed in the fourth quarter of 2022, we determined that the fair value of our Driveline reporting unit exceeded its carrying value by approximately 15%. See Note 3 - Goodwill and Other Intangible Assets for further detail regarding our goodwill impairment analyses for the years 2022, 2021 and 2020.

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

See Note 3 - Goodwill and Other Intangible Assets for further detail regarding our assessment of impairment of long-lived assets.

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

Our warranty accrual was $54.1 million as of December 31, 2022 and $59.5 million as of December 31, 2021. During 2022 and 2021, we made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and may differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•global economic conditions, including the impact of inflation, recession or recessionary concerns, or slower growth in the markets in which we operate;
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
•supply shortages, such as the semiconductor shortage that the automotive industry is currently experiencing and the availability of natural gas or other fuel and utility sources in certain regions, labor shortages, including increased labor costs, or price increases in raw material and/or freight, utilities or other operating supplies for us or our customers as a result of pandemic or epidemic illness such as COVID-19, geopolitical conflicts, natural disasters or otherwise;
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
•our ability to achieve the level of cost reductions required to sustain global cost competitiveness or our ability to recover certain cost increases from our customers;
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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. At December 31, 2022 and December 31, 2021, we had currency forward contracts outstanding with a total notional amount of $179.9 million and $164.7 million, respectively. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $16.4 million at December 31, 2022 and was approximately $15.0 million at December 31, 2021.

In 2020, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. In the second quarter of 2022, we discontinued this fixed-to-fixed cross-currency swap, which was in an asset position of $9.7 million on the date that it was discontinued. Also in the second quarter of 2022, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to-fixed cross currency swap is €200.0 million, which was equivalent to $213.9 million and $226.9 million at December 31, 2022 and December 31, 2021, respectively. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in foreign currency exchange rates, would be approximately $21.4 million at December 31, 2022 and was approximately $22.7 million at December 31, 2021.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the second quarter of 2022, we discontinued this variable-to-fixed interest rate swap, which was in an asset position of $6.1 million on the date that it was discontinued. Also in the second quarter of 2022, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2022, we have $500.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at December 31, 2022) on our long-term debt outstanding at December 31, 2022 would be approximately $7.5 million and was approximately $4.2 million at December 31, 2021, on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Item 8.    Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2022	2021	2020
	(in millions, except per share data)

Net sales	$5,802.4	$5,156.6	$4,710.8

Cost of goods sold	5,097.5	4,433.9	4,128.1

Gross profit	704.9	722.7	582.7

Selling, general and administrative expenses	345.1	344.2	313.9

Amortization of intangible assets	85.7	85.8	86.6

Impairment charges (Note 3)	—	—	510.0

Restructuring and acquisition-related costs	30.2	49.4	67.2

Loss on sale of business (Note 16)	—	2.7	1.0

Operating income (loss)	243.9	240.6	(396.0)

Interest expense	(174.5)	(195.2)	(212.3)

Interest income	17.0	10.9	11.6

Other income (expense)
Debt refinancing and redemption costs	(6.4)	(34.0)	(7.9)
Gain on bargain purchase of business	13.6	—	—
Pension settlement charges	—	(42.3)	(0.5)
Unrealized gain (loss) on equity securities	(25.5)	24.4	—
Other expense, net	(1.8)	(3.2)	(5.2)

Income (loss) before income taxes	66.3	1.2	(610.3)

Income tax expense (benefit)	2.0	(4.7)	(49.2)

Net income (loss)	$64.3	$5.9	$(561.1)

Net income attributable to noncontrolling interests	—	—	(0.2)

Net income (loss) attributable to AAM	$64.3	$5.9	$(561.3)

Basic earnings (loss) per share	$0.54	$0.05	$(4.96)

Diluted earnings (loss) per share	$0.53	$0.05	$(4.96)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2022	2021	2020
	(in millions)
Net income (loss)	$64.3	$5.9	$(561.1)

Other comprehensive income (loss)
Defined benefit plans, net of tax of $(31.8) million, $(18.2) million and $12.7 million in 2022, 2021 and 2020, respectively	95.0	69.1	(51.1)
Foreign currency translation adjustments	(38.4)	(10.2)	(0.2)
Changes in cash flow hedges, net of tax of $(6.5) million, $(3.9) million and $1.3 million in 2022, 2021 and 2020, respectively	32.8	8.5	(4.4)
Other comprehensive income (loss)	89.4	67.4	(55.7)

Comprehensive income (loss)	$153.7	$73.3	$(616.8)

Net income attributable to noncontrolling interests	—	—	(0.2)
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	0.3

Comprehensive income (loss) attributable to AAM	$153.7	$73.3	$(616.7)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Balance Sheets
December 31,

	2022	2021
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$511.5	$530.2
Accounts receivable, net	820.2	762.8
Inventories, net	463.9	410.4
Prepaid expenses and other	197.8	152.6
Total current assets	1,993.4	1,856.0

Property, plant and equipment, net	1,903.0	1,996.1
Deferred income taxes	119.0	121.1
Goodwill	181.6	183.8
Other intangible assets, net	616.2	697.2
GM postretirement cost sharing asset	127.6	201.1
Operating lease right-of-use assets	107.2	123.7
Other assets and deferred charges	421.4	456.7
Total assets	$5,469.4	$5,635.7

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$75.9	$18.8
Accounts payable	734.0	612.8
Accrued compensation and benefits	186.6	195.2
Deferred revenue	28.1	28.1
Current portion of operating lease liabilities	21.1	24.6
Accrued expenses and other	153.6	160.4
Total current liabilities	1,199.3	1,039.9

Long-term debt, net	2,845.1	3,085.7
Deferred revenue	73.4	94.8
Deferred income taxes	10.7	13.5
Long-term portion of operating lease liabilities	87.2	99.9
Postretirement benefits and other long-term liabilities	626.4	844.1
Total liabilities	4,842.1	5,177.9

Stockholders' equity
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2022 or 2021	—	—
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2022 or 2021	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
123.3 million and 122.5 million shares issued as of December 31, 2022 and December 31, 2021, respectively	1.3	1.3
Paid-in capital	1,369.2	1,351.5
Accumulated deficit	(249.6)	(313.9)
Treasury stock at cost, 8.7 million shares in 2022 and 8.5 million shares in 2021	(218.2)	(216.3)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(146.9)	(241.9)
Foreign currency translation adjustments	(149.7)	(111.3)
Unrecognized gain (loss) on cash flow hedges, net of tax	21.2	(11.6)
Total stockholders' equity	627.3	457.8
Total liabilities and stockholders' equity	$5,469.4	$5,635.7

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Cash Flows
Year Ended December 31,

	2022	2021	2020
	(in millions)
Operating activities
Net income (loss)	$64.3	$5.9	$(561.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	492.1	544.3	521.9
Impairment charges	—	—	510.0
Deferred income taxes	(29.5)	(27.2)	(34.1)
Stock-based compensation	17.7	18.2	19.4
Pensions and other postretirement benefits, net of contributions	(11.8)	19.9	(15.7)
Loss on sale of business, net	—	2.7	1.0
Loss (gain) on disposal of property, plant and equipment, net	(0.5)	5.8	20.6
Unrealized loss (gain) on equity securities	25.5	(24.4)	—
Gain on bargain purchase of business	(13.6)	—	—
Debt refinancing and redemption costs	6.4	34.0	7.9
Changes in operating assets and liabilities, net of amounts acquired or disposed
Accounts receivable	(38.7)	23.1	28.9
Inventories	(16.2)	(87.7)	53.7
Accounts payable and accrued expenses	61.1	62.7	(37.1)
Deferred revenue	(16.8)	13.3	5.5
Other assets and liabilities	(91.1)	(52.2)	(66.2)
Net cash provided by operating activities	448.9	538.4	454.7

Investing activities
Purchases of property, plant and equipment	(171.4)	(181.2)	(215.6)
Proceeds from sale of property, plant and equipment	4.7	2.0	1.7
Purchase buyouts of leases	(4.0)	—	(0.1)
Final settlement on sale of business	—	—	(4.4)
Proceeds from sale of business, net	—	1.0	—
Acquisition of business, net of cash acquired	(88.9)	(4.9)	—
Investment in affiliates	(0.4)	(1.1)	—
Proceeds from insurance claim (Note 15)	17.0	23.1	—
Net cash used in investing activities	(243.0)	(161.1)	(218.4)

Financing activities
Proceeds from Revolving Credit Facility	25.0	—	350.0
Payments of Revolving Credit Facility	—	—	(350.0)
Proceeds from issuance of long-term debt	247.9	634.7	408.0
Payments of long-term debt	(458.3)	(1,017.6)	(607.2)
Debt issuance costs	(31.4)	(9.2)	(11.0)
Purchase of treasury stock	(1.9)	(4.3)	(2.7)
Finance lease obligations and other	1.5	(5.0)	(1.6)
Net cash used in financing activities	(217.2)	(401.4)	(214.5)

Effect of exchange rate changes on cash	(7.4)	(2.7)	3.2

Net increase (decrease) in cash and cash equivalents	(18.7)	(26.8)	25.0

Cash and cash equivalents at beginning of year	530.2	557.0	532.0

Cash and cash equivalents at end of year	$511.5	$530.2	$557.0

Supplemental cash flow information
Interest paid	$172.6	$184.9	$192.4
Income taxes paid, net	$40.4	$26.6	$2.1
Non-cash investing activities: Deferred consideration for acquisition of business	$—	$10.0	$—
See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock			Retained Earnings		Accumulated Other	Noncontrolling
	Shares	Par	Paid-in	(Accumulated	Treasury	Comprehensive	Interest
	Outstanding	Value	Capital	Deficit)	Stock	Loss	in Subsidiaries
	(in millions)

Balance at January 1, 2020	112.6	$1.2	$1,313.9	$248.6	$(209.3)	$(376.8)	$2.8

Net income (loss)				(561.3)			0.2
Changes in cash flow hedges						(4.4)
Foreign currency translation adjustments						0.1	(0.3)
Defined benefit plans, net						(51.1)
Vesting of restricted stock units and performance shares	1.1	—
Stock-based compensation			19.4
Modified-retrospective application of ASU 2016-13				(7.1)
Purchase of treasury stock	(0.4)				(2.7)
Balance at December 31, 2020	113.3	$1.2	$1,333.3	$(319.8)	$(212.0)	$(432.2)	$2.7

Net income				5.9			—
Changes in cash flow hedges						8.5
Foreign currency translation adjustments						(10.2)	—
Defined benefit plans, net						69.1
Vesting of restricted stock units and performance shares	1.2	0.1
Stock-based compensation			18.2
Purchase of treasury stock	(0.5)				(4.3)
Sale of business (Note 16)							(2.7)
Balance at December 31, 2021	114.0	$1.3	$1,351.5	$(313.9)	$(216.3)	$(364.8)	$—

Net income				64.3			—
Changes in cash flow hedges						32.8
Foreign currency translation adjustments						(38.4)	—
Defined benefit plans, net						95.0
Vesting of restricted stock units and performance shares	0.8	—
Stock-based compensation			17.7
Purchase of treasury stock	(0.2)				(1.9)
Balance at December 31, 2022	114.6	$1.3	$1,369.2	$(249.6)	$(218.2)	$(275.4)	$—

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit with over 80 facilities in 18 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

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

Amounts due from customers are stated net of allowances for credit losses. We determine our allowances by considering our expected credit losses, in addition to factors such as our previous loss history, customers' ability to pay their obligations to us, and the condition of the general economy and industry as a whole. The allowance for credit losses was $9.3 million and $2.2 million as of December 31, 2022 and 2021, respectively. We write-off accounts receivable when they become uncollectible.

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

Inventories consist of the following:

	December 31,
	2022	2021
	(in millions)
Raw materials and work-in-progress	$398.9	$339.7
Finished goods	92.5	89.3
Gross inventories	491.4	429.0
Inventory valuation reserves	(27.5)	(18.6)
Inventories, net	$463.9	$410.4

MAINTENANCE, REPAIR AND OPERATIONS (MRO) MATERIALS We include all spare parts and other durable materials for machinery and equipment that are consumed in the manufacturing process in MRO, which is included in Other assets and deferred charges in our Consolidated Balance Sheets. MRO assets are capitalized at actual cost and amortized on a straight-line basis over a useful life of six years, beginning from their purchase date. Repair costs for MRO assets are expensed in the period incurred. Amortization expense related to MRO was $56.0 million, $61.6 million and $62.4 million for 2022, 2021 and 2020, respectively.

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

We record depreciation and tooling amortization using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $350.4 million, $396.9 million and $372.9 million in 2022, 2021 and 2020, respectively.

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2022	2021
	(years)	(in millions)
Land	Indefinite	$57.8	$47.7
Land improvements	10-15	26.5	26.8
Buildings and building improvements	15-40	682.0	635.8
Machinery and equipment	3-12	3,739.7	3,700.3
Construction in progress		140.2	171.2
		4,646.2	4,581.8
Accumulated depreciation and amortization		(2,743.2)	(2,585.7)
Property, plant and equipment, net		$1,903.0	$1,996.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022, 2021 and 2020, we had unpaid purchases of plant and equipment in our accounts payable of $34.2 million, $20.1 million and $20.4 million, respectively.

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

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the expected life of the borrowings. As of December 31, 2022 and December 31, 2021, our unamortized debt issuance costs were $60.9 million and $42.3 million, respectively. Debt issuance costs associated with our senior unsecured notes, as well as our Term Loan A Facility and Term Loan B Facility (as defined in Note 4 - Long-Term Debt), are recorded as a reduction to the related debt liability. Debt issuance costs of $9.2 million and $8.9 million related to our Revolving Credit Facility (also as defined in Note 4 - Long-Term Debt), are classified as Other assets and deferred charges on our Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and classified as Debt refinancing and redemption costs on our Consolidated Statements of Operations.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CURRENCY TRANSLATION AND REMEASUREMENT We translate the assets and liabilities of our foreign subsidiaries to United States (U.S.) dollars at end-of-period exchange rates. We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. These foreign currency gains and losses resulted in a net gain of $1.9 million for the year 2022 and net losses of $1.7 million and $0.5 million for the years 2021 and 2020, respectively, in Other expense, net.

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

RESEARCH AND DEVELOPMENT COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statements of Operations. R&D spending was $144.0 million, $116.8 million and $117.4 million in 2022, 2021 and 2020, respectively. In both 2021 and 2020, our R&D amounts reflect customer engineering, design and development recoveries of approximately $15.0 million.

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

EFFECT OF NEW ACCOUNTING STANDARDS AND OTHER REGULATORY PRONOUNCEMENTS

Standards Recently Adopted
Accounting Standards Update 2021-10
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
Coronavirus Aid, Relief, and Economic Security Act
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020 in the U.S. The key provisions of the CARES Act, as they have applied to AAM, include the following:
•The ability to use net operating losses (NOLs) to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017, and to carry back NOLs to offset prior year income for five years. These were temporary provisions that applied to NOLs incurred in 2018, 2019 or 2020 tax years. We recognized a tax benefit of $5.2 million for the year ended December 31, 2021 and $14.4 million for the year ended December 31, 2020 related to our ability to carry back prior year losses under the CARES Act to years with the previous 35% tax rate. We received income tax refunds of approximately $5.4 million, $6.0 million, and $31.0 million in 2022, 2021, and 2020, respectively, as a result of these provisions of the CARES Act.
•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount paid by December 31, 2021 and the remaining 50% paid by December 31, 2022. In both the years ended December 31, 2022 and December 31, 2021, we paid $7.6 million of deferred social security taxes.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In the first quarter of 2020, we initiated a global restructuring program (the 2020 Program). The primary objectives of the 2020 Program are to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business, and to structurally adjust our operations to a new level of market demand based on the impact of COVID-19. We expect to incur costs under the 2020 Program into 2023.
In 2021, we completed our acquisition of a manufacturing facility in Emporium, Pennsylvania (Emporium), and subsequently determined that we will cease production at the facility and relocate the production capacity to other AAM manufacturing facilities. As a result, we have incurred restructuring charges related to the anticipated closure of the facility, and expect to incur costs associated with the closure of the facility through the first half of 2023.
In 2022, we completed our acquisition of Tekfor Group (Tekfor) and we expect to initiate certain restructuring actions associated with the acquired entities in 2023.
A summary of our restructuring activity for the years 2022, 2021 and 2020 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at January 1, 2020	$4.8	$7.4	$12.2
Charges	22.3	36.1	58.4
Cash utilization	(25.4)	(33.7)	(59.1)
Accrual at December 31, 2020	1.7	9.8	11.5
Charges	2.9	40.3	43.2
Cash utilization	(3.9)	(47.4)	(51.3)
Accrual at December 31, 2021	0.7	2.7	3.4
Charges	3.5	18.2	21.7
Cash utilization	(1.8)	(19.5)	(21.3)
Accrual at December 31, 2022	$2.4	$1.4	$3.8
As part of our restructuring actions during 2022, we incurred severance charges of approximately $3.5 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $18.2 million. We incurred $13.3 million of restructuring costs in 2022 under the 2020 Program, and incurred $8.4 million of costs associated with the anticipated closure of Emporium. We have incurred $100.6 million of total restructuring costs under the 2020 Program since inception.
Approximately $1.6 million and $14.3 million of our total restructuring costs in 2022 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
In 2021, we incurred severance charges of approximately $2.9 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $40.3 million. Approximately $4.7 million and $6.5 million of our total restructuring costs in 2021 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
In 2020, we incurred severance charges of approximately $22.3 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $36.1 million. Approximately $19.3 million and $16.0 million of our total restructuring costs in 2020 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
We expect to incur approximately $10 million to $20 million of total restructuring charges in 2023 as we begin restructuring actions associated with Tekfor and conclude our restructuring actions associated with the 2020 Program and Emporium.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2022 and 2021, we incurred acquisition and integration costs associated with our acquisitions of Tekfor and Emporium. Additionally, in 2021 and 2020, we incurred the remaining integration costs associated with our 2017 acquisition of MPG. The following table represents a summary of charges incurred in 2022, 2021 and 2020 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
2022 Charges	$6.0	$2.5	$8.5
2021 Charges	0.4	5.8	6.2
2020 Charges	—	8.8	8.8
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities.
Total restructuring charges and acquisition-related charges of $30.2 million, $49.4 million and $67.2 million are shown on a separate line item titled "Restructuring and Acquisition-Related Costs" in our Consolidated Statements of Operations for 2022, 2021 and 2020, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the year ended December 31, 2022 and the year ended December 31, 2021:

Consolidated
(in millions)
Balance as of January 1, 2021	$185.7
Foreign currency translation	(1.9)
Balance as of December 31, 2021	$183.8
Foreign currency translation	(2.2)
Balance as of December 31, 2022	$181.6

We conduct our annual goodwill impairment test in the fourth quarter of each year, as well as whenever adverse events or changes in circumstances indicate a possible impairment. In performing this test, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. Fair value of each reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate discount and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. We completed our annual goodwill impairment test for our Driveline reporting unit in the fourth quarter of 2022 and no impairment was identified.

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

These impairment charges were primarily the result of a decline in the projected cash flows of these reporting units under our revised long-range plan completed in the first quarter of 2020. The revision to our long-range plan was driven by lower forecasted sales volumes in the internal and external data sources used to form our projections primarily due to the reduction in global automotive production volumes caused by the impact of COVID-19. The impairment charges were also the result of changes in certain market-related inputs to the analysis to reflect macro-economic changes caused by the impact of COVID-19, including increased discount rates and lower pricing multiples for comparable public companies. At December 31, 2022, accumulated goodwill impairment losses were $1,435.5 million.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization, as of December 31, 2022 and December 31, 2021:

	December 31,			December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$52.2	$(43.2)	$9.0	$47.3	$(37.0)	$10.3
Customer platforms	856.2	(364.7)	491.5	856.2	(301.3)	554.9
Customer relationships	53.0	(19.7)	33.3	53.0	(16.2)	36.8
Technology and other	154.1	(71.7)	82.4	156.1	(60.9)	95.2
Total	$1,115.5	$(499.3)	$616.2	$1,112.6	$(415.4)	$697.2

Amortization expense for our intangible assets was $85.7 million for the year ended December 31, 2022, $85.8 million for the year ended December 31, 2021, and $86.6 million for the year ended December 31, 2020. Amortization expense for the years 2023 through 2027 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. LONG-TERM DEBT

Long-term debt, net consists of the following:

	December 31,
	2022	2021
	(in millions)
Revolving credit facility	$25.0	$—
Term Loan A Facility	520.0	301.8
Term Loan B Facility	675.0	850.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	180.0	400.0
5.00% Notes due 2029	600.0	600.0
Foreign credit facilities	72.7	86.1
Total debt	2,972.7	3,137.9
Less: Current portion of long-term debt	75.9	18.8
Long-term debt	2,896.8	3,119.1
Less: Debt issuance costs	51.7	33.4
Long-term debt, net	$2,845.1	$3,085.7

SENIOR SECURED CREDIT FACILITIES In 2017, Holdings and American Axle & Manufacturing, Inc. (AAM Inc.) entered into a credit agreement, including a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility), which was amended on July 29, 2019, April 28, 2020 and on June 11, 2021 (the Credit Agreement). In connection with the Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries entered into a collateral agreement and guarantee agreement with the financial institutions party thereto.

In March 2022, Holdings and AAM, Inc. entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, among other things, increased the principal amount of the Term Loan A Facility to $520.0 million, extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility each to March 11, 2027, and established the use under the Term Loan A Facility and Revolving Credit Facility of the Secured Overnight Financing Rate (SOFR) and the minimum Adjusted Term SOFR Rate for Eurodollar-based loans denominated in U.S. Dollars and the Sterling Overnight Index Average (SONIA) and the minimum adjusted daily simple SONIA for loans denominated in Sterling. The Amended and Restated Credit Agreement includes customary covenants, including a total net leverage ratio covenant, a cash interest expense coverage ratio covenant, and certain covenants restricting the ability of Holdings, AAM and certain subsidiaries of Holdings to create, incur, assume or permit to exist certain additional indebtedness and liens, to make investments and to make or agree to pay or make certain restricted payments, voluntary payments and distributions. We expensed $0.2 million of debt refinancing costs, paid accrued interest of $1.0 million, and paid debt issuance costs of $4.5 million in 2022 related to the Amended and Restated Credit Agreement. The terms of the Term Loan B Facility, including the maturity date, interest rates and applicable margin with respect to such interest rates, were not changed by the Amended and Restated Credit Agreement.

In December 2022, Holdings and AAM, Inc. entered into the refinancing facility agreement No.1 (the Refinancing Facility Agreement), under the Amended and Restated Credit Agreement and established a new Term Loan B Facility of $675.0 million. The proceeds from the Refinancing Facility Agreement, together with $50.0 million cash on hand and the proceeds of a $25.0 million borrowing under the Revolving Credit Facility, were used to (a) prepay the entire principal amount of the then outstanding Term Loan B Facility, (b) pay all accrued and unpaid interest due under the Term Loan B Facility and (c) pay fees, costs and expenses payable in connection with the refinancing of the Term Loan B Facility. The new Term Loan B Facility will mature on December 13, 2029 (TLB Maturity), subject to a springing maturity that will apply if on any date prior to the TLB Maturity any of AAM's senior notes exceed $250 million outstanding within 91 days of the maturity date of such senior notes. Additionally, the Refinancing Facility Agreement, among other things, established the use under the Term Loan B Facility of SOFR

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and the minimum adjusted Term SOFR Rate and a new applicable margin. We expensed $0.4 million of debt refinancing costs, paid accrued interest of $2.4 million, and paid debt issuance costs of $26.9 million related to the Refinancing Facility Agreement. The terms of the Term Loan A Facility and the Revolving Credit Facility under the Amended and Restated Credit Agreement, including the maturity dates, interest rates and applicable margins with respect to such interest rates, were not changed by the Refinancing Facility Agreement.

In 2022, prior to entering into the Refinancing Facility Agreement, we made voluntary prepayments totaling $100.0 million on our then outstanding term loan B facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In 2021, we made voluntary prepayments totaling $21.2 million on our Term Loan A Facility and $238.8 million on our Term Loan B Facility. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In December 2020, we made a voluntary prepayment of $100.0 million on our Term Loan B Facility and paid approximately $15.0 million on our Term Loan A Facility. As a result, we expensed approximately $1.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the life of these borrowings.

At December 31, 2022, $865.9 million was available under the Revolving Credit Facility. This availability reflects a reduction of $34.1 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

The Revolving Credit Facility, the Term Loan A Facility and the Term Loan B Facility (collectively, the Senior Secured Credit Facilities) provide back-up liquidity for our foreign credit facilities. We intend to use the availability of long-term financing under the Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to Current portion of long-term debt on our Consolidated Balance Sheet.

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

5.00% NOTES DUE 2029 In the third quarter of 2021, we issued $600.0 million in aggregate principal amount of 5.00% Notes due 2029 (the 5.00% Notes). Proceeds from the 5.00% Notes were used to fund a portion of the redemption of the 6.25% Notes due 2025 described below. We paid debt issuance costs of $9.2 million in the twelve months ended December 31, 2021 related to the 5.00% Notes.

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

6.875% NOTES DUE 2028 In 2020, we issued $400.0 million in aggregate principal amount of 6.875% Notes due 2028 (the 6.875% Notes). Proceeds from the 6.875% Notes were used primarily to fund a portion of the redemption of the 6.625% Notes due 2022 described below and for general corporate purposes. We paid debt issuance costs of $6.4 million in the year ended December 31, 2020 related to the 6.875% Notes.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
REPAYMENT OF TEKFOR GROUP INDEBTEDNESS Upon the acquisition of Tekfor, we assumed $23.4 million of existing Tekfor indebtedness, of which we repaid $10.7 million in 2022.

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through September 2028. At December 31, 2022, $72.7 million was outstanding under our foreign credit facilities and an additional $57.8 million was available. At December 31, 2021, $86.1 million was outstanding under these facilities and an additional $65.1 million was available.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2023	$102.3
2024	36.5
2025	42.5
2026	235.5
2027	909.8
Thereafter	1,646.1
Total	$2,972.7

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $174.5 million in 2022, $195.2 million in 2021 and $212.3 million in 2020.

We capitalized interest of $6.6 million in 2022, $6.2 million in 2021 and $7.9 million in 2020. The weighted-average interest rate of our long-term debt outstanding at December 31, 2022 was 6.6%, as compared to 5.6% and 5.8% at December 31, 2021 and December 31, 2020, respectively.

Interest income was $17.0 million in 2022, $10.9 million in 2021 and $11.6 million in 2020. Interest income primarily includes interest earned on cash and cash equivalents, realized and unrealized gains and losses on our short-term investments during the period, and the deferred payment obligation associated with the sale of our former Casting segment, as well as the impact of the interest rate differential on our fixed-to-fixed cross-currency swap.

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

CURRENCY DERIVATIVE CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of December 31, 2022 and December 31, 2021, we had currency forward contracts outstanding with a total notional amount of $179.9 million and $164.7 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the third quarter of 2025 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2023.

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

Also in the second quarter of 2022, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under the fixed-to fixed cross-currency swap of €200.0 million at both December 31, 2022 and December 31, 2021, which was equivalent to $213.9 million and $226.9 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

VARIABLE-TO-FIXED INTEREST RATE SWAP In 2019, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the second quarter of 2022, we discontinued this variable-to-fixed interest rate swap, which was in an asset position of $6.1 million on the date that it was discontinued.

Also in the second quarter of 2022, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2022, we have $500.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Gain (Loss) Reclassified During the Twelve Months Ended December 31,			Total of Financial Statement Line Item	Gain Expected to be Reclassified During the Next 12 Months
		2022	2021	2020	2022
		(in millions)
Currency forward contracts	Cost of Goods Sold	$6.5	$5.6	$(2.9)	$5,097.5	$8.2
Fixed-to-fixed cross-currency swap	Other Expense, net	13.7	19.0	(18.7)	(1.8)	0.3
Variable-to-fixed interest rate swap	Interest Expense	2.7	(14.8)	(14.2)	(174.5)	2.4

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for amounts recognized in Accumulated other comprehensive income (loss) during the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amount and location of gains (losses) recognized in the Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location of Gain (Loss) Recognized in Net Income (Loss)	Gain (Loss) Recognized During the Twelve Months Ended December 31,			Total of Financial Statement Line Item
		2022	2021	2020	2022
		(in millions)
Currency forward contracts	Cost of Goods Sold	$—	$—	$(6.7)	$5,097.5
Currency forward contracts	Other Expense, Net	2.5	0.2	0.6	(1.8)

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to General Motors Company (GM) were approximately 40% of our consolidated net sales in 2022, 37% in 2021, and 39% in 2020. Accounts and other receivables due from GM were $334.4 million at year-end 2022 and $290.2 million at year-end 2021. Sales to Stellantis N.V. (Stellantis), were approximately 18% of our consolidated net sales in 2022, and 19% in both 2021 and 2020. Accounts and other receivables due from Stellantis were $115.3 million at year-end 2022 and $137.1 million at year-end 2021. Sales to Ford Motor Company (Ford) were approximately 12% of our consolidated net sales in 2022, 2021 and 2020. Accounts and other receivables due from Ford were $101.7 million at year-end 2022 and $108.8 million at year end 2021. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $138.2 million as of December 31, 2022 and $213.2 million as of December 31, 2021. See Note 7 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	Fair Value
	December 31, 2022	December 31, 2021	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$363.6	$196.5	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	8.2	2.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.4	1.9	Level 2
Nondesignated - currency forward contracts	0.5	0.2	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	3.0	1.4	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	8.5	2.2	Level 2
Investment in equity securities	1.9	27.4	Level 1
Accrued expenses and other
Cash flow hedges - currency forward contracts	—	0.3	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	9.6	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	—	0.6	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	1.5	3.7	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	12.7	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair values due to the frequent resetting of the interest rates.

We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized gain or loss within Other income (expense), net in our Consolidated Statements of Operations. As of December 31, 2022, our investment in REE shares was valued at $1.9 million based on a closing price on that date of $0.39 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 We estimated the fair value of our outstanding debt using available market information and other observable data to be as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$25.0	$25.0	$—	$—	Level 2
Term Loan A Facility	520.0	510.3	301.8	301.8	Level 2
Term Loan B Facility	675.0	658.1	850.0	847.9	Level 2
6.875% Notes due 2028	400.0	355.4	400.0	430.0	Level 2
6.50% Notes due 2027	500.0	452.5	500.0	519.4	Level 2
6.25% Notes due 2026	180.0	165.7	400.0	408.5	Level 2
5.00% Notes due 2029	600.0	474.9	600.0	588.0	Level 2

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

Actuarial valuations of our benefit plans were made as of December 31, 2022 and 2021. The primary weighted-average assumptions used in the year-end valuation of our principal plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The discount rates for the non-U.S. plans are based on hypothetical yield curves developed from corporate bond yield information within each regional market. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2022		2021		2020		2022	2021	2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.50%	4.40%	2.90%	1.85%	2.50%	1.55%	5.50%	2.90%	2.55%
Expected return on plan assets	6.75%	4.00%	7.00%	4.00%	7.25%	4.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.25%	N/A	3.70%	N/A	3.15%	4.00%	4.00%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $481.8 million and $672.4 million at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the accumulated benefit obligation for our underfunded defined benefit pension plans was $381.9 million, the projected benefit obligation was $381.9 million and the fair value of assets for these plans was $301.2 million.

Certain eligible retirees under our OPEB plans have past service with both AAM and GM. AAM and GM share proportionally in the cost of OPEB for these retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received from GM pursuant to this agreement of $138.2 million and $213.2 million at December 31, 2022 and December 31, 2021, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheets, $10.6 million that is classified as a current asset and $127.6 million that is classified as a noncurrent asset as of December 31, 2022.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$674.1	$798.9	$509.6	$586.5
Service cost	1.7	2.0	0.3	0.3
Interest cost	16.5	17.3	8.4	8.4
Plan amendments	—	—	(0.5)	—
Actuarial gain	(175.9)	(6.5)	(101.3)	(34.6)
Change in GM portion of OPEB obligation	—	—	(75.0)	(36.8)
Participant contributions	0.2	0.2	—	—
Settlements	—	(99.0)	—	—
Benefit payments	(27.4)	(34.4)	(11.9)	(14.2)
Tekfor acquisition	14.3	—	—	—
Currency fluctuations	(21.1)	(4.4)	—	—
Net change	(191.7)	(124.8)	(180.0)	(76.9)
Benefit obligation at end of year	$482.4	$674.1	$329.6	$509.6

Change in plan assets
Fair value of plan assets at beginning of year	$573.8	$669.9	$—	$—
Actual return on plan assets	(127.1)	31.6	—	—
Employer contributions	2.5	7.8	11.9	14.2
Participant contributions	0.2	0.2	—	—
Benefit payments	(27.4)	(34.4)	(11.9)	(14.2)
Settlements	—	(99.0)	—	—
Tekfor acquisition	7.5	—	—	—
Currency fluctuations	(22.6)	(2.3)	—	—
Net change	(166.9)	(96.1)	—	—
Fair value of plan assets at end of year	$406.9	$573.8	$—	$—

Amounts recognized in our Consolidated Balance Sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
Noncurrent assets	$5.1	$27.6	$—	$—
Current liabilities	(7.1)	(6.6)	(24.8)	(28.4)
Noncurrent liabilities	(73.5)	(121.3)	(304.8)	(481.2)
Net liability	$(75.5)	$(100.3)	$(329.6)	$(509.6)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pre-tax amounts recorded in accumulated other comprehensive income (loss) (AOCI), not yet recognized in net periodic benefit cost (credit) as of December 31, 2022 and 2021, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
Net actuarial gain (loss)	$(200.0)	$(225.4)	$133.1	$31.3
Net prior service credit (cost)	(1.5)	(1.6)	1.2	1.6
Total amounts recorded	$(201.5)	$(227.0)	$134.3	$32.9

The decrease in net actuarial loss for pension benefits was primarily attributable to the reduction of our pension liabilities as a result of increased discount rates used in the valuation at December 31, 2022, as compared to prior year, and the impact of amortization of prior actuarial losses, partially offset by the loss on plan assets incurred during 2022. The increase in net actuarial gain for OPEB was primarily attributable to the reduction of our OPEB liabilities as a result of increased discount rates used in the valuation at December 31, 2022, as compared to prior year.

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$1.7	$2.0	$2.0	$0.3	$0.3	$0.4
Interest cost	16.5	17.3	21.4	8.4	8.4	10.2
Expected asset return	(31.0)	(39.0)	(38.4)	—	—	—
Amortized actuarial loss	7.6	10.8	8.6	0.5	1.7	1.0
Amortized prior service cost (credit)	0.1	0.1	0.1	(0.9)	(1.5)	(1.5)
Settlement charge	—	42.3	0.5	—	—	—
Net periodic benefit cost (credit)	$(5.1)	$33.5	$(5.8)	$8.3	$8.9	$10.1

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

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 6.40% was assumed for 2023. The rate was assumed to decrease gradually to 5.00% by 2030 and to remain at that level thereafter.

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $49.2 million in 2023; $47.0 million in 2024; $47.7 million in 2025; $49.7 million in 2026; $48.3 million in 2027 and $242.9 million for 2028 through 2032. These amounts were estimated using the same assumptions that were used to measure our 2022 year-end pension and OPEB obligations and include an estimate of future employee service.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contributions We contributed $0.4 million to our pension trusts in 2022. Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2023 to be less than $1.0 million. We expect our cash payments, net of GM cost sharing, for OPEB to be approximately $14.6 million in 2023.

U.S. pension annuity purchase In 2021, we purchased group annuity contracts from an insurance company to settle pension obligations for certain U.S. plan participants (Pension Annuity Purchase). The purchase of the group annuity contracts, which was paid from plan assets, irrevocably transferred the remaining future pension benefit obligations for these U.S. plan participants to the insurance company and reduced our liabilities and administrative costs going forward.

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

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2022 and 2021 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			Non-U.S.
			Target			Target
	2022	2021	Allocation	2022	2021	Allocation
Equity securities	28.0%	27.9%	25% - 35%	13.5%	21.6%	15% - 25%
Fixed income securities	64.8	63.8	60% - 70%	64.7	66.0	70% - 80%
Alternative assets	6.1	7.5	0% - 10%	15.6	9.9	5% - 15%
Cash	1.1	0.8	0% - 5%	6.2	2.5	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2022
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$8.6	$1.8	$—	$10.4
Equity
U.S. Large Cap	40.2	0.1	—	40.3
U.S. Small/Mid Cap	12.8	—	—	12.8
World Equity	40.7	3.4	—	44.1
Fixed Income Securities
Government & Agencies	57.9	60.0	—	117.9
Corporate Bonds - Investment Grade	123.5	0.5	—	124.0
Corporate Bonds - Non-investment Grade	9.0	0.4	—	9.4
Emerging Market Debt	8.2	—	—	8.2
Other	1.7	2.3	—	4.0
Other
Property Funds (a)	—	—	—	24.9
Other (a)	—	—	—	10.9
Total Plan Assets	$302.6	$68.5	$—	$406.9

December 31, 2021
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$7.8	$0.8	$—	$8.6
Equity
U.S. Large Cap	54.0	0.1	—	54.1
U.S. Small/Mid Cap	15.2	—	—	15.2
World Equity	66.9	10.7	—	77.6
Fixed Income Securities
Government & Agencies	80.2	52.7	—	132.9
Corporate Bonds - Investment Grade	189.9	1.3	—	191.2
Corporate Bonds - Non-investment Grade	15.7	0.5	—	16.2
Emerging Market Debt	12.5	—	—	12.5
Other	11.2	5.8	—	17.0
Other
Property Funds (a)	—	—	—	38.2
Other (a)	—	—	—	10.3
Total Plan Assets	$453.4	$71.9	$—	$573.8
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFINED CONTRIBUTION PLANS Most of our salaried and hourly U.S. associates, including certain UAW represented associates at our U.S. locations, are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $8.6 million in 2022, $8.0 million in 2021 and $7.9 million in 2020. Certain U.S. associates are eligible annually to receive an additional AAM Retirement Contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made ARC contributions of $9.0 million, $8.3 million and $8.0 million in 2022, 2021 and 2020, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. STOCK-BASED COMPENSATION AND OTHER INCENTIVE COMPENSATION

STOCK-BASED COMPENSATION

At December 31, 2022, we had stock-based awards outstanding under stock compensation plans approved by our stockholders. Under these plans, shares have been authorized for issuance to our directors, officers and certain other associates in the form of unvested restricted stock units, performance shares or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2022 were 6.0 million. The current stock plan will expire in May 2028.

RESTRICTED STOCK UNITS We have awarded restricted stock units (RSUs). Compensation expense associated with RSUs settled in stock is recorded to paid-in-capital ratably over the three-year vesting period.

The following table summarizes activity relating to our RSUs:

		Weighted-Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2020	3.1	$16.03
Granted	3.2	5.08
Vested	(0.8)	18.22
Canceled	(0.6)	10.33
Outstanding at December 31, 2020	4.9	$9.20
Granted	0.9	10.29
Vested	(1.0)	13.65
Canceled	(0.4)	8.40
Outstanding at December 31, 2021	4.4	$8.43
Granted	1.4	8.98
Vested	(0.8)	14.73
Canceled	(0.1)	6.47
Outstanding at December 31, 2022	4.9	$7.66

As of December 31, 2022, unrecognized compensation cost related to unvested RSUs totaled $11.7 million. The weighted average period over which this cost is expected to be recognized is approximately two years. In 2022 and 2021, the total fair market value of RSUs vested was $6.0 million and $10.6 million, respectively.

PERFORMANCE SHARES As of December 31, 2022, we have performance shares (PS) outstanding under our 2018 Omnibus Incentive Plan. We grant performance shares payable in stock to officers and certain other associates which vest in full over a three-year performance period.

In 2022 and 2021, grants to officers were based on AAM's free cash flow in each of the three years of the performance period, as well as the cumulative free cash flow over the same period, adjusted based on a total shareholder return (TSR) measure. Additionally, during 2022, grants to certain other associates were based on AAM's three-year cumulative free cash flow. In 2020, grants to officers were based on AAM's three-year cumulative free cash flow, adjusted based on a TSR measure. The TSR metric compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Based on these free cash flow and relative TSR performance metrics, the number of performance shares that become exercisable for officers will be between 0% and 230% of the grant date amount and for other associates between 0% and 150% of the grant date amount. Share price appreciation and dividends paid are measured over the performance period to determine TSR. As these awards are settled in stock, the compensation expense is recorded ratably over the vesting period to paid-in-capital.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes activity relating to our performance shares:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share
TSR Awards	(in millions, except per share data)
Outstanding at January 1, 2020	0.8	$20.13
Granted	—	—
Vested	(0.2)	24.63
Canceled	—	—
Outstanding at December 31, 2020	0.6	$18.86
Granted	—	—
Vested	(0.3)	13.91
Canceled	—	—
Outstanding at December 31, 2021	0.3	$24.36
Granted	—	—
Vested	(0.3)	24.36
Canceled	—	—
Outstanding at December 31, 2022	—	$—

Free Cash Flow Awards
Outstanding at January 1, 2020	0.3	$14.28
Granted	0.9	5.18
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2020	1.2	$7.50
Granted	0.4	11.26
Vested	(0.3)	14.28
Canceled	(0.1)	6.96
Outstanding at December 31, 2021	1.2	$6.96
Granted	0.5	9.83
Vested	—	—
Canceled	(0.1)	9.26
Outstanding at December 31, 2022	1.6	$7.81

We estimate the fair value of our free cash flow performance shares on the date of grant using our estimated three-year cumulative free cash flow, based on AAM's budget and long-range plan assumptions at the time, and adjust quarterly as necessary. We estimate the fair value of our TSR metric on the date of grant using the Monte Carlo simulation approach. The Monte Carlo simulation approach utilizes inputs on volatility assumptions, risk free rates, the price of the Company’s and our competitor peer group's common stock and their correlation as of each valuation date. Volatility assumptions are based on historical and implied volatility measurements.

Based on the current fair value, the estimated unrecognized compensation cost related to unvested PS totaled $6.0 million, as of December 31, 2022. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OTHER INCENTIVE COMPENSATION

LONG-TERM CASH AWARDS As of December 31, 2022, we have long-term cash awards (LTCAs) outstanding under our 2018 Omnibus Incentive Plan. The $4.6 million and $7.8 million of LTCAs granted during 2022 and 2021 respectively, are payable in cash to certain associates which vest in full over a three-year period. Compensation expense associated with LTCAs paid in cash is recorded ratably over the three-year vesting period. As of December 31, 2022, unrecognized compensation cost related to unvested LTCAs totaled $5.6 million. The weighted average period over which this cost is expected to be recognized is approximately two years.

PERFORMANCE UNITS As of December 31, 2022, we have performance units (PUs) outstanding under our 2018 Omnibus Incentive Plan. We grant PUs payable in cash to officers and certain other associates which vest in full over a three-year performance period and are based primarily on AAM's three-year cumulative free cash flow. The $11.1 million, $11.7 million and $13.6 million of PUs granted during 2022, 2021 and 2020, respectively, are payable for officers between 0% and 230% of the grant date amount, inclusive of the potential impact of the TSR metric, and for other associates between 0% and 150% of the grant date amount, using our cumulative free cash flow performance metric. Based on the current fair value, the estimated unrecognized compensation cost related to unvested PUs totaled $12.9 million, as of December 31, 2022. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES

The components of income (loss) before income taxes are as follows:

	2022	2021	2020
	(in millions)
U.S. loss	$(57.0)	$(186.8)	$(721.6)
Non - U.S. income	123.3	188.0	111.3
Total income (loss) before income taxes	$66.3	$1.2	$(610.3)

The following is a summary of the components of our provision for income taxes:

	2022	2021	2020
	(in millions)
Current
Federal	$11.7	$3.5	$2.0
State and local	1.3	0.3	0.5
Foreign	21.8	34.0	20.2
Total current	$34.8	$37.8	$22.7

Deferred
Federal	$(23.2)	$(40.7)	$(60.0)
State and local	0.1	(0.9)	(0.7)
Foreign	(9.7)	(0.9)	(11.2)
Total deferred	(32.8)	(42.5)	(71.9)
Total income tax expense (benefit)	$2.0	$(4.7)	$(49.2)

The following is a reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 21% in 2022, 2021 and 2020 to our provision for income taxes:

	2022	2021	2020
	(in millions)
Federal statutory	$13.9	$0.3	$(128.2)
Foreign income taxes	(14.7)	(14.0)	(21.5)
Change in enacted tax rate	—	0.1	2.1
State and local	2.4	3.0	(5.0)
Tax credits	(9.6)	(11.0)	(9.7)
Valuation allowance	9.5	2.7	19.8
Goodwill impairment	—	—	107.1
Withholding taxes	4.4	3.2	5.6
U.S. tax on unremitted foreign earnings	1.6	2.2	—
Tax benefit on loss carryback	—	(5.2)	(14.4)
Global intangible low-taxed income (GILTI)	6.4	6.5	2.3
Foreign derived intangible income deduction	(13.9)	—	—
Uncertain tax positions	3.8	1.2	(8.8)
Other	(1.8)	6.3	1.5
Effective income tax expense (benefit)	$2.0	$(4.7)	$(49.2)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2022, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of recognizing a net income tax benefit of approximately $7.5 million due to changes in our determination related to the potential realization of deferred tax assets and the resulting release of a valuation allowance in a foreign jurisdiction, as well as the benefit from foreign derived intangible income deductions in the U.S. In addition, our effective tax rate varies from the U.S. federal statutory rate as a result of the $13.6 million gain on bargain purchase of Tekfor, which resulted in no income tax expense.

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

As of December 31, 2022, we have refundable income taxes of approximately $18.8 million, $17.1 million of which is classified as Prepaid expenses and other and $1.7 million classified as Other assets and deferred charges on our Consolidated Balance Sheet, as compared to approximately $8.7 million classified as Prepaid expenses and other and $6.9 million classified as Other assets and deferred charges as of December 31, 2021. We also have income taxes payable of approximately $7.5 million and $11.8 million classified as Accrued expenses and other on our Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The approximate tax effect of each significant type of temporary difference and carryforward that results in a deferred tax asset or liability is as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets
Employee benefits	$109.0	$163.1
Inventory	38.9	31.7
Net operating loss (NOL) carryforwards	203.7	186.7
Tax credit carryforwards	64.5	83.6
Capital allowance carryforwards	11.5	10.8
Capitalized expenditures	63.1	41.8
Interest carryforward	42.4	26.0
Operating lease liabilities	24.4	28.0
Other	33.3	41.6
Valuation allowances	(217.5)	(201.7)
Deferred tax assets	$373.3	$411.6

Deferred tax liabilities
Other intangible assets	$(136.8)	$(160.7)
Fixed assets	(88.7)	(103.3)
Operating lease right-of-use assets	(24.2)	(27.8)
Other	(15.3)	(12.2)
Deferred tax liabilities	$(265.0)	$(304.0)

Deferred tax assets, net	$108.3	$107.6

Deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2022	2021
	(in millions)
U.S. federal and state deferred tax asset, net	$47.6	$56.9
Other foreign deferred tax asset, net	60.7	50.7
Deferred tax asset, net	$108.3	$107.6
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

As of December 31, 2022 and December 31, 2021, we had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of $279.7 million and $281.1 million, respectively. Approximately $107.8 million of the deferred tax assets at December 31, 2022 relate to NOL and tax credits that can be carried forward indefinitely with the remainder expiring between 2023 and 2042.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accounting guidance for income taxes requires a deferred tax liability to be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. The undistributed earnings of our foreign subsidiaries will generally not be taxed upon repatriation to the U.S. as these earnings will be treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a full dividends received deduction. We have provided deferred income taxes for the estimated foreign income tax and applicable withholding taxes on earnings of subsidiaries expected to be distributed.

In accordance with the accounting guidance for income taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In determining the requirement for a valuation allowance, the historical results, projected future operating results based upon approved business plans, eligible carry forward periods, and tax planning opportunities are considered, along with other relevant positive and negative evidence. If, based upon available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. During 2020, we determined that a portion of our deferred tax assets related to certain U.S. federal income tax attributes that are being carried forward were not more likely than not to be realized and, as such, we recorded a valuation allowance resulting in tax expense of approximately $5.3 million during the year ended December 31, 2020. During 2021, we determined that the valuation allowance related to certain U.S. federal income tax attributes should be increased and, as such, we increased the valuation allowance to approximately $7.0 million as of December 31, 2021. During 2022, we determined that the valuation allowance related to certain U.S. federal income tax attributes should be increased and, as such, we increased the valuation allowance to approximately $22.7 million as of December 31, 2022, resulting in an increase in tax expense of approximately $15.7 million.

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

During 2022, 2021 and 2020, we recorded a net tax expense of $0.6 million, $0.8 million and $14.5 million, respectively, resulting from net losses in certain jurisdictions with no corresponding tax benefit due to increases in our valuation allowance. These income tax expenses were increased in 2022, 2021 and 2020 by a net tax expense of $8.9 million, $1.9 million, and $5.3 million, respectively, resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting establishment of, or release of, valuation allowances.

On June 1, 2022, our acquisition of Tekfor became effective and we recorded a valuation allowance against certain U.S. and foreign deferred tax assets of $7.8 million as of June 1, 2022 associated with the acquired entities.

As of December 31, 2022 and December 31, 2021, we have a valuation allowance of $217.5 million and $201.7 million, respectively, related to net deferred tax assets in several foreign jurisdictions and U.S. federal, state and local jurisdictions.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2020	$41.1	$11.5
Increase in prior year tax positions	0.2	—
Decrease in prior year tax positions	(6.6)	(1.7)
Increase in current year tax positions	0.7	—
Settlement	(12.2)	(6.3)
Foreign currency remeasurement adjustment	(3.0)	(1.5)
Balance at December 31, 2020	$20.2	$2.0
Increase in prior year tax positions	—	—
Decrease in prior year tax positions	(1.0)	(0.1)
Increase in current year tax positions	2.0	0.3
Foreign currency remeasurement adjustment	—	—
Balance at December 31, 2021	$21.2	$2.2
Increase in prior year tax positions	3.6	1.1
Decrease in prior year tax positions	(0.8)	—
Increase in current year tax positions	0.5	—
Tekfor acquisition	12.6	—
Foreign currency remeasurement adjustment	0.1	—
Balance at December 31, 2022	$37.2	$3.3

At December 31, 2022 and December 31, 2021, we had $37.2 million and $21.2 million of gross unrecognized income tax benefits, respectively. On June 1, 2022, our acquisition of Tekfor became effective and we recorded a liability for unrecognized income tax benefits of $12.6 million as of June 1, 2022 associated with the acquired entities.

In 2022, 2021, and 2020, we recognized a tax expense/(benefit) of $1.1 million, $0.2 million and $(1.7) million, respectively, related to interest and penalties in Income tax expense (benefit) on our Consolidated Statements of Operations. We have a liability of $3.3 million and $2.2 million related to the estimated future payment of interest and penalties at December 31, 2022 and 2021, respectively. The amount of the unrecognized income tax benefits, including interest and penalties, as of December 31, 2022 that, if recognized, would affect the effective tax rate is $36.3 million.

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

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for years 2015 through 2019. Generally, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities prior to 2015. Based on the status of ongoing tax audits and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Income Tax Matters During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS's administrative appeals process. No resolution was reached in the appeals process and in September 2022, the IRS issued a Notice of Deficiency. The IRS subsequently issued a Notice of Tax Due in December 2022 and AAM paid the assessed tax and interest of $10.1 million in January 2023. We intend to file a claim for refund for the amount of tax and interest paid related to this matter for the 2015 tax year and, if necessary, file suit in the U.S. Court of Federal Claims. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the year ended, December 31, 2022. As of December 31, 2022, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2022, is estimated to be in the range of approximately $285 million to $335 million.

In a matter of related interest, in May 2020, the U.S Tax Court ruled against another U.S. corporation, finding that the income it earned through a Mexican branch of its Luxembourg subsidiary corporation was FBCSI. In that situation, the taxpayer appealed the U.S. Tax Court decision to the U.S. Court of Appeals for the Sixth Circuit. In December 2021, the U.S. Court of Appeals affirmed, in a split decision, the Tax Court decision in favor of the IRS. In January 2022, the taxpayer in the above referenced matter filed a petition for rehearing and this petition was denied. Finally, in June 2022, the taxpayer filed a petition with the U.S. Supreme Court to review the judgment of the U.S. Court of Appeals for the Sixth Circuit and in November 2022 that petition was also denied. Notwithstanding the decisions rendered in that case, and because our position is based upon different facts and circumstances, including but not limited to, differences in structure, and different income tax regulations in effect for our tax years under examination, we continue to believe, after consultation with tax and legal counsel that it is more likely than not that our structure does not give rise to FBCSI.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	2022	2021	2020
	(in millions, except per share data)
Numerator
Net income (loss) attributable to AAM	$64.3	$5.9	$(561.3)
Less: Net income allocated to participating securities	(2.7)	(0.2)	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$61.6	$5.7	$(561.3)

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	119.4	118.5	117.9
Less: Weighted-average participating securities	(4.9)	(4.6)	(4.8)
Weighted-average common shares outstanding	114.5	113.9	113.1

Effect of dilutive securities -
Dilutive stock-based compensation	1.0	0.2	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	115.5	114.1	113.1

Basic EPS	$0.54	$0.05	$(4.96)

Diluted EPS	$0.53	$0.05	$(4.96)

Basic and diluted loss per share are the same in 2020 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded potentially dilutive shares were zero in 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $110.7 million at December 31, 2022 and $105.5 million at December 31, 2021. Of the approximately $110.7 million of purchase commitments at December 31, 2022, $99.6 million is expected to be paid in 2023 and $11.1 million is expected to be paid in 2024 and thereafter.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2022, 2021 and 2020.
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

During 2022 and 2021, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2022	2021
	(in millions)
Beginning balance	$59.5	$66.7
Accruals	14.1	19.4
Settlements	(10.8)	(17.6)
Adjustments to prior period accruals	(7.9)	(8.6)
Foreign currency translation	(0.8)	(0.4)
Ending balance	$54.1	$59.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at January 1, 2020	$(259.9)		$(101.2)	$(15.7)		$(376.8)

Other comprehensive income (loss) before reclassifications	(72.0)		0.1	(41.5)		(113.4)
Income tax effect of other comprehensive income (loss) before reclassifications	14.2		—	8.2		22.4
Amounts reclassified from accumulated other comprehensive loss into net loss	8.2	(a)	—	35.8	(b)	44.0
Income taxes reclassified into net loss	(1.5)		—	(6.9)		(8.4)

Net current period other comprehensive income (loss)	(51.1)		0.1	(4.4)		(55.4)

Balance at December 31, 2020	$(311.0)		$(101.1)	$(20.1)		$(432.2)

Other comprehensive income (loss) before reclassifications	33.9		(10.7)	22.2		45.4
Income tax effect of other comprehensive income (loss) before reclassifications	(7.0)		—	(4.8)		(11.8)
Amounts reclassified from accumulated other comprehensive loss into net income	53.4	(a)	0.5	(9.8)	(b)	44.1
Income taxes reclassified into net income	(11.2)		—	0.9		(10.3)

Net current period other comprehensive income (loss)	69.1		(10.2)	8.5		67.4

Balance at December 31, 2021	$(241.9)		$(111.3)	$(11.6)		$(364.8)

Other comprehensive income (loss) before reclassifications	119.5		(38.4)	62.2		143.3
Income tax effect of other comprehensive income (loss) before reclassifications	(30.2)		—	(9.9)		(40.1)
Amounts reclassified from accumulated other comprehensive loss into net income	7.3	(a)	—	(22.9)	(b)	(15.6)
Income taxes reclassified into net income	(1.6)		—	3.4		1.8

Net current period other comprehensive income (loss)	95.0		(38.4)	32.8		89.4

Balance at December 31, 2022	$(146.9)		$(149.7)	$21.2		$(275.4)

(a)	The amount reclassified for 2021 includes a credit to AOCI of $42.3 million related to the effect of the Pension Annuity Purchase. See Note 7 - Employee Benefit Plans for more detail.

(b)
The amounts reclassified from AOCI included $(6.5) million in COGS, $(2.7) million in interest expense and $(13.7) million in other expense, net for the year ended December 31, 2022, $(5.6) million in COGS, $14.8 million in interest expense and $(19.0) million in other expense, net for the year ended December 31, 2021 and $2.9 million in COGS, $14.2 million in interest expense and $18.7 million in other expense, net for the year ended December 31, 2020.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the years ended December 31, 2022, 2021 and 2020. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Twelve Months Ended December 31, 2022
	Driveline	Metal Forming	Total
	(in millions)
North America	$3,202.4	$1,238.8	$4,441.2
Asia	449.8	43.5	493.3
Europe	391.6	338.9	730.5
South America	82.3	55.1	137.4
Total	$4,126.1	$1,676.3	$5,802.4

	Twelve Months Ended December 31, 2021
	Driveline	Metal Forming	Total
North America	$2,839.8	$1,142.6	$3,982.4
Asia	441.6	47.4	489.0
Europe	374.8	216.1	590.9
South America	85.3	9.0	94.3
Total	$3,741.5	$1,415.1	$5,156.6

	Twelve Months Ended December 31, 2020
	Driveline	Metal Forming	Total
North America	$2,537.2	$1,087.9	$3,625.1
Asia	433.7	43.8	477.5
Europe	352.5	198.0	550.5
South America	49.2	8.5	57.7
Total	$3,372.6	$1,338.2	$4,710.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2021	$762.8	$28.1	$94.8
December 31, 2022	820.2	28.1	73.4
Increase/(decrease)	$57.4	$—	$(21.4)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have future performance obligations to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the twelve months ended December 31, 2022 and December 31, 2021 we amortized $31.3 million and $23.3 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

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

Lease cost consists of the following:

	Twelve Months Ended
	December 31,
	2022	2021	2020
	(in millions)
Finance lease cost
Amortization of right-of-use assets	$9.9	$4.2	$1.8
Interest on lease liabilities	4.7	2.0	0.4
Total finance lease cost	14.6	6.2	2.2

Operating lease cost	32.6	33.3	32.7
Short-term lease cost	1.4	1.6	3.0
Variable lease cost	5.6	3.2	2.9

Total lease cost	$54.2	$44.3	$40.8

For the year ended December 31, 2022, $31.8 million and $7.8 million were recorded to Cost of goods sold (COGS) and Selling, general and administrative expenses (SG&A), respectively, related to our operating leases, on our Consolidated Statements of Operations, as compared to $29.1 million and $9.0 million, respectively, for the year ended December 31, 2021 and $28.4 million and $10.2 million, respectively, for the year ended December 31, 2020.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes additional information related to our lease agreements.

	Twelve Months Ended
	December 31,
	2022	2021	2020
	(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$4.7	$2.0	$0.3
Operating cash flows from operating leases	37.6	35.9	35.1
Financing cash flows from finance leases	11.2	5.0	3.0

Weighted-average remaining lease term - finance leases	13.1 years	16.4 years	15.8 years
Weighted-average remaining lease term - operating leases	8.4 years	8.6 years	8.7 years

Weighted-average discount rate - finance leases	4.9%	4.8%	4.2%
Weighted-average discount rate - operating leases	5.4%	5.2%	5.7%

As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2023	$17.5	$25.4
2024	14.3	20.3
2025	11.4	15.5
2026	10.0	11.7
2027	8.2	10.2
Thereafter	80.2	52.1
Total future undiscounted minimum lease payments	141.6	135.2
Less: Impact of discounting	(36.2)	(26.9)
Total	$105.4	$108.3

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets are as follows:

	December 31, 2022		December 31, 2021
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
	(in millions)		(in millions)
Property, plant and equipment, net	$106.2	$—	$113.4	$—
Operating lease right-of-use assets	—	107.2	—	123.7
Total	$106.2	$107.2	$113.4	$123.7

Current portion of operating lease liabilities	$—	$21.1	$—	$24.6
Accrued expenses and other	13.0	—	6.3	—
Long-term portion of operating lease liabilities	—	87.2	—	99.9
Postretirement benefits and other long-term liabilities	92.4	—	82.5	—
Total	$105.4	$108.3	$88.8	$124.5

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

Leases Not Yet Commenced

As of December 31, 2022, we have not entered into any additional leases that have not yet commenced.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. MANUFACTURING FACILITY FIRE AND INSURANCE RECOVERY

On September 22, 2020, a significant industrial fire occurred at our Malvern Manufacturing Facility in Ohio (Malvern Fire). All associates were evacuated safely and without injury and we were able to maintain continuity of supply to our customers without any significant disruptions. In the fourth quarter of 2022, we finalized the claim with our insurance providers. As a result, the amounts detailed in this footnote represent the final claim eligible expenses and recoveries associated with the Malvern Fire.

Our insurance policies covered the repair, replacement or actual cash value of the assets that incurred loss or damage, less our applicable deductible of $1.0 million. In addition, our insurance policies provided coverage for interruption to our business, including lost or reduced profits and reimbursement for certain expenses and costs that were incurred relating to the fire. In 2022, we recorded $2.7 million of charges primarily related to transportation and freight and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. We also recorded an insurance recovery of $41.8 million and received reimbursements and advances under our insurance policies of approximately $29.1 million, of which approximately $12.1 million is presented as an operating cash flow and approximately $17.0 million is presented as an investing cash flow in our Consolidated Statement of Cash Flows. This resulted in net pre-tax income in our Consolidated Statement of Operations of approximately $39.1 million in Cost of goods sold for the twelve months ended December 31, 2022. At December 31, 2022, $24.0 million of insurance recovery receivable is included in Prepaid expenses and other in our Consolidated Balance Sheet. This amount was fully collected in January 2023.

Since the date of the Malvern Fire and the establishment of the insurance claim, we have incurred $55.1 million of total charges primarily related to site services and clean-up, transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. In addition, we recorded a total of $27.0 million of costs primarily associated with the write-down of PP&E as a result of damage from the fire. We have recorded total insurance recoveries of $123.3 million and have received total reimbursements and advances under our insurance policies of $99.3 million, of which $11.1 million was received in 2020, $59.1 million was received in 2021, and $29.1 million was received in 2022.

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

The following represents the fair values of the assets acquired and liabilities assumed resulting from the acquisition (in millions):

December 31, 2022
Total consideration transferred	$94.4

Cash and cash equivalents	$14.3
Accounts receivable	33.7
Inventories	46.3
Prepaid expenses and other long-term assets	30.1
Deferred income tax assets	5.0
Property, plant and equipment	105.5
Total assets acquired	$234.9
Accounts payable	33.5
Accrued expenses and other	28.1
Debt	23.4
Postretirement benefits and other long-term liabilities	41.9
Net assets acquired	$108.0

Gain on bargain purchase of business	$13.6

The gain on bargain purchase of business was primarily the result of current macroeconomic factors such as the supply chain disruptions impacting the automotive industry, including the conflict between Russia and Ukraine, the semiconductor supply shortage, and increasing input costs, including materials, freight and utilities. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon estimated information and is subject to change within the measurement period. Under the guidance in ASC 805, the measurement period is a period not to exceed one year from the acquisition date during which we may adjust estimated or provisional amounts recorded during purchase accounting if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date.

The primary areas of the preliminary purchase allocation that are not yet finalized relate to property, plant and equipment and deferred income tax assets and liabilities. The fair values of the assets acquired and liabilities assumed are based on our preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, we will continue to evaluate available information prior to finalization of the amounts.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Included in net sales and net income for the period from the acquisition effective date on June 1, 2022 through December 31, 2022 was $204.0 million and a net loss of $5.1 million, respectively, attributable to Tekfor Group. The net loss attributable to Tekfor includes a one-time expense of approximately $4.0 million, net of tax, for the step-up of inventory to fair value.

Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for AAM, on a combined basis with Tekfor Group for the years ended December 31, 2022 and December 31, 2021, were $5.95 billion and $5.50 billion, respectively, excluding Tekfor Group sales to AAM during those periods. Unaudited pro forma net income amounts for the years ended December 31, 2022 and December 31, 2021 were approximately $55 million and $15 million, respectively. Unaudited pro forma earnings per share amounts for the year ended December 31, 2022 and December 31, 2021 were $0.46 per share and $0.13 per share, respectively. Unaudited pro forma net income for the year ended December 31, 2021 includes a one-time gain of approximately $15 million associated with a Tekfor Group entity as a result of a favorable tax ruling in a foreign jurisdiction.

The unaudited pro forma net income amounts for the years ended December 31, 2022 and December 31, 2021 have been adjusted for approximately $4 million, net of tax, related to the step-up of inventory to fair value as a result of the acquisition, approximately $5 million, net of tax, for acquisition-related costs, and approximately $14 million for the gain on bargain purchase of business, which was not subject to tax. This resulted in a net reclassification of approximately $5 million from unaudited pro forma net income in 2022 into unaudited pro forma net income in 2021, as we are required to disclose the unaudited pro forma amounts as if the acquisition of Tekfor Group had been completed on January 1, 2021.

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

The operating results of this manufacturing facility for the period from our acquisition date through December 31, 2021 were insignificant to AAM's Consolidated Statements of Operations for this period. Further we have not disclosed pro forma revenue and earnings for the years ended December 31, 2021 and 2020 as the operating results of this manufacturing facility would be insignificant to AAM's consolidated results for these periods.

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

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the year ended December 31, 2022.

	Year Ended December 31, 2022

	Driveline	Metal Forming	Corporate and Eliminations	Total
	(in millions)
Sales	$4,130.8	$2,113.0	$—	$6,243.8
Less: Intersegment sales	4.7	436.7	—	441.4
Net external sales	$4,126.1	$1,676.3	$—	$5,802.4

Segment adjusted EBITDA	$547.0	$200.3	$—	$747.3

Depreciation and amortization	$281.2	$210.9	$—	$492.1

Capital expenditures	$107.8	$58.4	$5.2	$171.4

Total assets	$2,620.4	$1,821.9	$1,027.1	$5,469.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2021

	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$3,744.9	$1,762.2	$—	$5,507.1
Less: Intersegment sales	3.4	347.1	—	350.5
Net external sales	$3,741.5	$1,415.1	$—	$5,156.6

Segment adjusted EBITDA	$577.7	$255.6	$—	$833.3

Depreciation and amortization	$301.9	$242.4	$—	$544.3

Capital expenditures	$126.8	$50.5	$3.9	$181.2

Total assets	$2,925.6	$1,576.9	$1,133.2	$5,635.7

	Year Ended December 31, 2020

	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$3,375.5	$1,652.0	$—	$5,027.5
Less: Intersegment sales	2.9	313.8	—	316.7
Net external sales	$3,372.6	$1,338.2	$—	$4,710.8

Segment adjusted EBITDA	$474.8	$245.0	$—	$719.8

Depreciation and amortization	$306.1	$215.8	$—	$521.9

Capital expenditures	$125.3	$81.9	$8.4	$215.6

Total assets	$3,035.7	$1,680.3	$1,200.3	$5,916.3

Assets included in the Corporate and Eliminations column of the tables above represent AAM corporate assets, as well as eliminations of intercompany assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Segment adjusted EBITDA	$747.3	$833.3	$719.8
Interest expense	(174.5)	(195.2)	(212.3)
Depreciation and amortization	(492.1)	(544.3)	(521.9)
Impairment charges	—	—	(510.0)
Restructuring and acquisition-related costs	(30.2)	(49.4)	(67.2)
Pension settlements	—	(42.3)	(0.5)
Loss on sale of business	—	(2.7)	(1.0)
Unrealized gain (loss) on equity securities	(25.5)	24.4	—
Debt refinancing and redemption costs	(6.4)	(34.0)	(7.9)
Malvern Fire insurance recoveries (charges), net	39.1	11.4	(9.3)
Acquisition-related fair value inventory adjustment	(5.0)	—	—
Gain on bargain purchase of business	13.6	—	—
Income (loss) before income taxes	$66.3	$1.2	$(610.3)

Financial information relating to our operations by geographic area is presented in the following table. Net sales are attributed to countries based upon location of production. Long-lived assets exclude deferred income taxes.

	December 31,
	2022	2021	2020
	(in millions)
Net sales
United States	$2,148.0	$1,923.5	$1,816.7
Mexico	2,293.2	2,058.9	1,808.5
South America	137.4	94.3	57.6
China	280.0	299.6	317.1
All other Asia	213.3	189.4	160.4
Europe	730.5	590.9	550.5
Total net sales	$5,802.4	$5,156.6	$4,710.8

Long-lived assets
United States	$1,778.9	$1,976.5	$2,099.4
Mexico	821.3	888.1	1,021.6
South America	71.2	40.9	49.7
China	130.1	164.8	185.1
All other Asia	80.5	87.1	84.2
Europe	475.0	501.2	491.5
Total long-lived assets	$3,357.0	$3,658.6	$3,931.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of American Axle and Manufacturing Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Axle and Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company recorded an income tax expense of $2.0 million for the year ended December 31, 2022 and net deferred tax assets of $108.3 million, net of a valuation allowance of $217.5 million, and unrecognized tax benefits and related interest and penalties of $40.5 million as of December 31, 2022. Accounting for income taxes requires management to make assumptions and judgments. Performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
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
•We evaluated the application of relevant tax laws and regulations and the reasonableness of management’s assessments of whether certain tax positions are more likely than not of being sustained.
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

As a result of the Company’s annual goodwill impairment test for the Driveline reporting unit in the fourth quarter of 2022, no impairment was identified.
The consolidated goodwill balance was $181.6 million as of December 31, 2022 which is attributed entirely to the Driveline reporting unit (Driveline). The impairment test requires management to make assumptions to estimate the fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of management’s assumptions related to market comparables, future cash flows, and discount and long-term growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
February 17, 2023

We have served as the Company's auditor since 1998.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2022.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The audit report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8, ”Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

In conjunction with our recent acquisition activity, we utilized our framework of internal control over financial reporting specific to business combinations. The applicable controls address the various elements of a business combination, including but not limited to: 1) calculation of the consideration transferred; 2) identifying and properly accounting for transactions that are separate from the business combination; 3) use and oversight of competent and qualified personnel in performing the valuation of assets acquired and liabilities assumed; 4) review of inputs and outputs to the valuation models; 5) identifying and disclosing provisional amounts; and 6) tracking measurement period adjustments.

Our acquisition of Tekfor Group became effective on June 1, 2022. We are currently integrating policies, processes and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Acquired operations of Tekfor Group have been excluded from our assessment of AAM's internal control over financial reporting for the year ended December 31, 2022 as permissible under rules and regulations of the Securities and Exchange Commission.

Except as described above with regard to the acquisition and integration of Tekfor Group, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d) (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 23, 2023.

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
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

2.Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020 is filed as part of this Form 10-K.

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

4.02	Form of Indenture, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., as guarantor, certain subsidiary guarantors and U.S. Bank National Association, as trustee
(Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3 dated July 12, 2011.)

Number	Description of Exhibit

4.03	Indenture, dated as of November 3, 2011, among American Axle & Manufacturing, Inc., the Guarantors and U.S. Bank National Association, as trustee
(Incorporated by Reference to Exhibit 4.1 of Current Report on Form 8-K dated October 31, 2011.)

4.04	Form of 6.50% Notes due 2027
(Incorporated by Reference to Exhibit 4.3 of Current Report on Form 8-K dated March 23, 2017.)

4.05
First Supplemental Indenture, dated March 23, 2017 among American Axle & Manufacturing, Inc., Alpha SPV I, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 23, 2017.)

4.06
Second Supplemental Indenture, dated May 17, 2017 among American Axle & Manufacturing, Inc., Metaldyne Performance Group Inc., American Axle & Manufacturing Holdings, Inc. certain subsidiary guarantors and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated May 17, 2017.)

4.07
Registration Rights Agreement, dated as of March 23, 2017, among American Axle & Manufacturing, Inc., certain subsidiary guarantors and J.P. Morgan Securities LLC, as representative of the Initial Purchasers, in respect of the 6.50% Senior Notes due 2027

(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated March 23, 2017.)

4.08
Third Supplemental Indenture, dated March 23, 2018 among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 26, 2018.)

4.09	Form of 6.25% Notes due 2026
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 27, 2018.)

4.10	Form of 6.875% Notes due 2028
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated June 12, 2020)

4.11	Form of 5.00% Notes due 2029
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated August 19, 2021)

*4.12	Description of Registered Securities

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

Number	Description of Exhibit

++10.04	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007.)

10.05	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008.)

++10.06	Settlement and Commercial Agreement, dated as of September 16, 2009, among General Motors Company, American Axle & Manufacturing Holdings, Inc. and American Axle & Manufacturing, Inc.
(Incorporated by reference to Exhibit 10.62 of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

‡10.07	Form of Restricted Stock Unit Award Agreement for Board of Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 2, 2014.)

‡10.08	Employment Agreement dated as of August 1, 2015 by and between the Company and Michael K. Simonte
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated July 31, 2015.)

‡10.09	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan
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

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated April 12, 2017.)

‡10.13	Amendment to American Axle & Manufacturing Holdings, Inc. Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005, and as further amended prior to the date hereof)
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 16, 2018.)

‡10.14	Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 26, 2015.)

‡10.15	Amendments to the Amended and Restated Employment Agreement dated February 15, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated April 16, 2018.)

Number	Description of Exhibit

‡10.16	Amendment to the Employment Agreement dated August 1, 2015 by and between the Company and Michael K. Simonte
(Incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated April 16, 2018.)

‡10.17	American Axle & Manufacturing Holdings, Inc. Change in Control Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated August 3, 2018.)

‡10.18	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K dated February 15, 2019)

‡10.19	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated March 8, 2019)

‡10.20	Form of Performance Share Award (Relative TSR) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated March 8, 2019)

‡10.21	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated March 8, 2019)

10.22
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

10.23
Second Amendment dated as of April 29, 2020 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 4, 2020)

‡10.24	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.25	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.26	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Non-Employee Directors under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.27	American Axle & Manufacturing Holdings, Inc. Executive Retirement Savings Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated October 30, 2020)

Number	Description of Exhibit

‡10.28	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 7, 2021

‡10.29	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 7, 2021)

10.30
Agreement dated as of June 11, 2021, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 14, 2021)

‡10.31	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 of Registration Statement S-8 dated June 30, 2021 (Registration No. 333-257572).)

10.32
Amended and Restated Credit Agreement, dated as of March 11, 2022 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K/A dated March 11, 2022)

10.33
Refinancing Facility Agreement No. 1, dated as of December 13, 2022 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 13, 2022)

‡*10.34	American Axle & Manufacturing Holdings, Inc. Amended and Restated Executive Officer Severance Plan

‡*10.35	American Axle & Manufacturing Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan - 2022 Incentive Compensation Program for Executive Officers

*21	Subsidiaries of the Registrant

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description of Exhibit

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Shown only in the original filed with the Securities and Exchange Commission
**    Submitted electronically with the original filed with the Securities and Exchange Commission

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Acquisitions		Balance
	Beginning of	Costs and	and		At End of
	Period	Expenses	Disposals (a)	Deductions	Period
	(in millions)
Year Ended December 31, 2020:

Allowance for credit losses(1)	$8.0	$7.0	$—	$10.5	$4.5

Allowance for deferred taxes(3)	196.0	19.8	—	7.8	208.0

Inventory valuation allowance(2)	20.5	31.7	—	28.8	23.4

Year Ended December 31, 2021:

Allowance for credit losses(1)	4.5	7.8	—	10.1	2.2

Allowance for deferred taxes(3)	208.0	2.7	—	9.0	201.7

Inventory valuation allowance(2)	23.4	17.7	—	22.5	18.6

Year Ended December 31, 2022:

Allowance for credit losses(1)	2.2	10.1	1.0	4.0	9.3

Allowance for deferred taxes(3)	201.7	9.5	7.8	1.5	217.5

Inventory valuation allowance(2)	18.6	35.7	4.9	31.7	27.5

(a)    Amounts represent reserves recognized in conjunction with our acquisition of Tekfor in 2022.

(1)Uncollectible accounts charged off, net of recoveries.

(2)Primarily relates to write-offs of excess and obsolete inventories, as well as adjustments for physical quantity discrepancies.

(3)Primarily reflects new net operating losses established with a corresponding valuation allowance at certain foreign locations, as well as an increase in valuation allowance related to certain U.S. federal tax attributes, partially offset by adjustments to previously established valuation allowances and foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer

Date: February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board &	February 17, 2023
David C. Dauch	Chief Executive Officer

/s/ Christopher J. May	Executive Vice President &	February 17, 2023
Christopher J. May	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 17, 2023
Elizabeth A. Chappell

/s/ William L. Kozyra	Director	February 17, 2023
William L. Kozyra

/s/ Peter D. Lyons	Director	February 17, 2023
Peter D. Lyons

/s/ James A. McCaslin	Director	February 17, 2023
James A. McCaslin

/s/ William P. Miller II	Director	February 17, 2023
William P. Miller II

/s/ Herbert K. Parker	Director	February 17, 2023
Herbert K. Parker

/s/ Sandra E. Pierce	Director	February 17, 2023
Sandra E. Pierce

/s/ John F. Smith	Director	February 17, 2023
John F. Smith

/s/ Samuel Valenti III	Director	February 17, 2023
Samuel Valenti III