Form 10-Q
period 2023-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2023-05-05
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 2, 2023, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 117,019,709 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2023

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
•risks related to a failure of our information technology systems and networks, including cloud-based applications, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attacks and other similar disruptions;
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in millions, except per share data)

Net sales	$1,493.9	$1,436.2

Cost of goods sold	1,333.3	1,249.4

Gross profit	160.6	186.8

Selling, general and administrative expenses	98.3	86.1

Amortization of intangible assets	21.4	21.5

Restructuring and acquisition-related costs	4.8	8.9

Operating income	36.1	70.3

Interest expense	(50.5)	(44.7)

Interest income	5.9	3.0

Other income (expense)
Debt refinancing and redemption costs	—	(5.6)
Unrealized loss on equity securities	(0.3)	(18.0)
Other income (expense), net	3.7	(1.0)

Income (loss) before income taxes	(5.1)	4.0

Income tax expense	—	3.0

Net income (loss)	$(5.1)	$1.0

Basic earnings (loss) per share	$(0.04)	$0.01

Diluted earnings (loss) per share	$(0.04)	$0.01

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Net income (loss)	$(5.1)	$1.0

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(0.7)	1.3
Foreign currency translation adjustments	8.8	6.0
Changes in cash flow hedges, net of tax (b)	2.5	15.7
Other comprehensive income	10.6	23.0

Comprehensive income	$5.5	$24.0

(a)	Amounts are net of tax of $0.5 million for the three months ended March 31, 2023 and $(0.5) million for the three months ended March 31, 2022.
(b)	Amounts are net of tax of $1.8 million for the three months ended March 31, 2023 and $(2.9) million for the three months ended March 31, 2022.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$465.7	$511.5
Accounts receivable, net	892.1	820.2
Inventories, net	464.6	463.9
Prepaid expenses and other	182.1	197.8
Total current assets	2,004.5	1,993.4

Property, plant and equipment, net	1,864.7	1,903.0
Deferred income taxes	135.0	119.0
Goodwill	181.7	181.6
Other intangible assets, net	595.1	616.2
GM postretirement cost sharing asset	129.5	127.6
Operating lease right-of-use assets	106.3	107.2
Other assets and deferred charges	436.1	421.4
Total assets	$5,452.9	$5,469.4

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$49.6	$75.9
Accounts payable	771.3	734.0
Accrued compensation and benefits	167.4	186.6
Deferred revenue	26.9	28.1
Current portion of operating lease liabilities	21.2	21.1
Accrued expenses and other	161.6	153.6
Total current liabilities	1,198.0	1,199.3

Long-term debt, net	2,847.7	2,845.1
Deferred revenue	68.5	73.4
Deferred income taxes	11.0	10.7
Long-term portion of operating lease liabilities	86.4	87.2
Postretirement benefits and other long-term liabilities	619.6	626.4
Total liabilities	4,831.2	4,842.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
127.3 million shares issued as of March 31, 2023 and 123.3 million shares issued as of December 31, 2022	1.3	1.3
Paid-in capital	1,372.6	1,369.2
Accumulated deficit	(254.7)	(249.6)
Treasury stock at cost, 10.3 million shares as of March 31, 2023 and 8.7 million shares as of December 31, 2022	(232.7)	(218.2)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(147.6)	(146.9)
Foreign currency translation adjustments	(140.9)	(149.7)
Unrecognized gain on cash flow hedges, net of tax	23.7	21.2
Total stockholders' equity	621.7	627.3
Total liabilities and stockholders' equity	$5,452.9	$5,469.4
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Operating activities
Net income (loss)	$(5.1)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	124.9	120.4
Deferred income taxes	(15.4)	(8.6)
Stock-based compensation	3.4	4.5
Pensions and other postretirement benefits, net of contributions	(4.0)	(1.8)
Loss (gain) on disposal of property, plant and equipment, net	0.5	(2.8)
Unrealized loss on equity securities	0.3	18.0
Debt refinancing and redemption costs	—	5.6
Changes in operating assets and liabilities
Accounts receivable	(68.4)	(166.0)
Inventories	2.9	(2.1)
Accounts payable and accrued expenses	25.2	110.2
Deferred revenue	(6.9)	(8.3)
Other assets and liabilities	(25.3)	(1.6)
Net cash provided by operating activities	32.1	68.5

Investing activities
Purchases of property, plant and equipment	(46.6)	(28.6)
Proceeds from sale of property, plant and equipment	0.4	4.2
Acquisition of business, net of cash acquired	(0.6)	(6.7)
Proceeds from insurance claim (Note 15)	17.0	—
Other investing activities	(0.7)	(0.2)
Net cash used in investing activities	(30.5)	(31.3)

Financing activities
Payments of Revolving Credit Facility	(25.0)	—
Proceeds from issuance of long-term debt	5.4	220.5
Payments of long-term debt	(11.3)	(252.1)
Debt issuance costs	—	(3.5)
Purchase of treasury stock	(14.5)	(1.8)
Other financing activities	(3.7)	(1.8)
Net cash used in financing activities	(49.1)	(38.7)

Effect of exchange rate changes on cash	1.7	1.2

Net decrease in cash and cash equivalents	(45.8)	(0.3)

Cash and cash equivalents at beginning of period	511.5	530.2

Cash and cash equivalents at end of period	$465.7	$529.9

Supplemental cash flow information
Interest paid	$41.6	$38.6
Income taxes paid, net	$26.0	$4.8
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2022	114.0	$1.3	$1,351.5	$(313.9)	$(216.3)	$(364.8)
Net income	—	—	—	1.0	—	—
Vesting of stock-based compensation	0.7	—	—	—	—	—
Stock-based compensation	—	—	4.5	—	—	—
Purchase of treasury stock	(0.2)	—	—	—	(1.8)	—
Changes in cash flow hedges	—	—	—	—	—	15.7
Foreign currency translation adjustments	—	—	—	—	—	6.0
Defined benefit plans, net	—	—	—	—	—	1.3
Balance at March 31, 2022	114.5	$1.3	$1,356.0	$(312.9)	$(218.1)	$(341.8)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2023	114.6	$1.3	$1,369.2	$(249.6)	$(218.2)	$(275.4)
Net loss	—	—	—	(5.1)	—	—
Vesting of stock-based compensation	4.0	—	—	—	—	—
Stock-based compensation	—	—	3.4	—	—	—
Purchase of treasury stock	(1.6)	—	—	—	(14.5)	—
Changes in cash flow hedges	—	—	—	—	—	2.5
Foreign currency translation adjustments	—	—	—	—	—	8.8
Defined benefit plans, net	—	—	—	—	—	(0.7)
Balance at March 31, 2023	117.0	$1.3	$1,372.6	$(254.7)	$(232.7)	$(264.8)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid, and internal combustion vehicles. Headquartered in Detroit, with over 80 facilities in 18 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

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

The balance sheet at December 31, 2022 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. These estimates and assumptions are impacted by risks and uncertainties, including those associated with the significant disruptions in the supply chain that continue to impact the automotive industry, including volatility in metal, commodity and utility costs, shortages of certain raw materials and components, including semiconductor chips, increased transportation costs, higher labor costs and labor shortages. While we have made estimates and assumptions based on the facts and circumstances available as of the date of this report, the full impact of these matters cannot be predicted, and actual results could differ materially from those estimates and assumptions.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In the first quarter of 2020, we initiated a global restructuring program (the 2020 Program). The primary objectives of the 2020 Program are to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business, and to structurally adjust our operations to a new level of market demand based on the impact of COVID-19. We expect to complete restructuring actions under the 2020 Program in 2023.
In the second quarter of 2021, we completed the acquisition of a manufacturing facility in Emporium, Pennsylvania (Emporium), and subsequently determined that we will cease production at the facility and relocate the production capacity to other AAM manufacturing facilities. As a result, during the three months ended March 31, 2023, we incurred restructuring charges related to the anticipated closure of the facility and we expect to complete restructuring actions associated with the closure of the facility in 2023.
In 2022, we completed our acquisition of Tekfor Group (Tekfor) and have initiated certain restructuring actions associated with the acquired entities in the first quarter of 2023. We expect to incur restructuring costs associated with the acquired entities through 2023.
A summary of our restructuring activity for the first three months of 2023 and 2022 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2021	$0.7	$2.7	$3.4
Charges	1.3	5.9	7.2
Cash utilization	(0.8)	(6.6)	(7.4)
Accrual at March 31, 2022	$1.2	$2.0	$3.2

Accrual at December 31, 2022	$2.4	$1.4	$3.8
Charges	0.3	3.7	4.0
Cash utilization	(0.7)	(2.5)	(3.2)
Accrual at March 31, 2023	$2.0	$2.6	$4.6
As part of our restructuring actions, we incurred total severance charges of approximately $0.3 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively. We also incurred total implementation costs of approximately $3.7 million and $5.9 million during the three months ended March 31, 2023 and 2022, respectively. Implementation costs consist primarily of plant exit costs. We incurred $1.6 million of restructuring costs under the 2020 Program, $2.1 million of costs associated with the anticipated closure of Emporium, and $0.3 million of costs related to restructuring actions associated with Tekfor in the three months ended March 31, 2023. We have incurred $102.2 million of total restructuring costs under the 2020 Program since inception and have incurred $14.2 million of total costs related to the anticipated closure of Emporium.
Substantially all of our total restructuring costs for the three months ended March 31, 2023 related to our Metal Forming segment. Approximately $0.7 million and $3.4 million of our total restructuring costs for the three months ended March 31, 2022 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. We expect to incur approximately $10 million to $20 million of total restructuring charges in 2023 associated with the 2020 Program, our closure of Emporium and restructuring actions related to Tekfor.
The following table represents a summary of acquisition-related charges incurred primarily related to our acquisition of Tekfor, as well as integration costs incurred for acquisitions:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the three months ended March 31, 2023	$—	$0.8	$0.8
Charges for the three months ended March 31, 2022	1.1	0.6	1.7
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations and totaled $4.8 million for the three months ended March 31, 2023 and $8.9 million for the three months ended March 31, 2022.

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

Inventories consist of the following:

	March 31, 2023	December 31, 2022
	(in millions)

Raw materials and work-in-progress	$407.8	$398.9
Finished goods	88.5	92.5
Gross inventories	496.3	491.4
Inventory valuation reserves	(31.7)	(27.5)
Inventories, net	$464.6	$463.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2023:

Consolidated
(in millions)
Balance at December 31, 2022	$181.6
Foreign currency translation	0.1
Balance at March 31, 2023	$181.7

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

At March 31, 2023, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$52.4	$(44.6)	$7.8	$52.2	$(43.2)	$9.0
Customer platforms	856.2	(380.6)	475.6	856.2	(364.7)	491.5
Customer relationships	53.0	(20.5)	32.5	53.0	(19.7)	33.3
Technology and other	154.1	(74.9)	79.2	154.1	(71.7)	82.4
Total	$1,115.7	$(520.6)	$595.1	$1,115.5	$(499.3)	$616.2

Amortization expense for our intangible assets was $21.4 million for the three months ended March 31, 2023 and $21.5 million for the three months ended March 31, 2022. Estimated amortization expense for the years 2023 through 2027 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
	(in millions)

Revolving Credit Facility	$—	$25.0
Term Loan A Facility	520.0	520.0
Term Loan B Facility	673.3	675.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	180.0	180.0
5.00% Notes due 2029	600.0	600.0
Foreign credit facilities and other	73.6	72.7
Total debt	2,946.9	2,972.7
Less: Current portion of long-term debt	49.6	75.9
Long-term debt	2,897.3	2,896.8
Less: Debt issuance costs	49.6	51.7
Long-term debt, net	$2,847.7	$2,845.1

Senior Secured Credit Facilities Our Senior Secured Credit Facilities are comprised of the Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. The Revolving Credit Facility and Term Loan A Facility mature in the first quarter of 2027 and the Term Loan B Facility matures in the fourth quarter of 2029. At March 31, 2023, we had $891.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $33.8 million for standby letters of credit issued against the facility. In the first quarter of 2023, we paid $25.0 million on our Revolving Credit Facility that had been drawn in the fourth quarter of 2022.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Foreign credit facilities and Other We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2023, $73.6 million was outstanding under our foreign credit facilities, as compared to $72.7 million at December 31, 2022. At March 31, 2023, an additional $63.7 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 6.6% at both March 31, 2023 and December 31, 2022.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2023 and December 31, 2022, we had currency forward contracts outstanding with a total notional amount of $192.3 million and $179.9 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the fourth quarter of 2025 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2023.

Fixed-to-fixed cross-currency swap In 2022, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under fixed-to-fixed cross-currency swaps of €200.0 million at both March 31, 2023 and December 31, 2022, which were equivalent to $216.6 million and $213.9 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

Variable-to-fixed interest rate swaps In 2022, and in the first quarter of 2023, we entered into variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of March 31, 2023, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swaps into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During		Total of Financial	Gain Expected
	of Gain (Loss)	Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income	2023	2022	2023	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$3.3	$1.2	$1,333.3	$14.3
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	(2.7)	6.0	3.7	0.3
Variable-to-fixed interest rate swap	Interest Expense	0.6	(2.9)	(50.5)	0.8

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income during the three months ended March 31, 2023 and 2022.

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain Recognized During		Total of Financial
	of Gain	Three Months Ended		Statement
	Recognized in	March 31,		Line Item
	Net Income	2023	2022	2023
		(in millions)

Currency forward contracts	Other Income (Expense), net	$2.1	$1.0	$3.7

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	March 31, 2023	December 31, 2022	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$306.2	$363.6	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	14.3	8.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.1	2.4	Level 2
Nondesignated - currency forward contracts	1.2	0.5	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	6.2	3.0	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	3.5	8.5	Level 2
Investment in equity securities	1.6	1.9	Level 1
Accrued expenses and other
Cash flow hedges - variable-to-fixed interest rate swap	0.3	—	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - fixed-to-fixed cross-currency swap	4.7	1.5	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.5	—	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. As of March 31, 2023, our investment in REE shares was valued at $1.6 million based on a closing price on that date of $0.33 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$25.0	$25.0	Level 2
Term Loan A Facility	520.0	509.6	520.0	510.3	Level 2
Term Loan B Facility	673.3	668.3	675.0	658.1	Level 2
6.875% Notes due 2028	400.0	359.9	400.0	355.4	Level 2
6.50% Notes due 2027	500.0	456.4	500.0	452.5	Level 2
6.25% Notes due 2026	180.0	172.8	180.0	165.7	Level 2
5.00% Notes due 2029	600.0	499.5	600.0	474.9	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2023	2022
	(in millions)

Service cost	$0.3	$0.5
Interest cost	6.0	4.2
Expected asset return	(7.2)	(8.0)
Amortized loss	1.0	1.9
Net periodic benefit cost (credit)	$0.1	$(1.4)

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2023	2022
	(in millions)

Service cost	$—	$0.1
Interest cost	2.5	2.1
Amortized loss (gain)	(2.1)	0.1
Amortized prior service credit	(0.1)	(0.2)
Net periodic benefit cost	$0.3	$2.1

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, we have a noncurrent pension liability of $71.7 million and $73.5 million, respectively. As of March 31, 2023 and December 31, 2022, we have a noncurrent other postretirement benefits liability of $303.3 million and $304.8 million, respectively.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2023 to be less than $1.0 million. We expect our cash payments for other postretirement benefit obligations in 2023, net of GM cost sharing, to be approximately $14.6 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)

Beginning balance	$54.1	$59.5
Accruals	8.7	4.0
Payments	(1.8)	(3.1)
Foreign currency translation	0.4	—
Ending balance	$61.4	$60.4

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

Our income tax expense and effective income tax rate for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)

Income tax expense	$—	$3.0
Effective income tax rate	—%	75.0%

During the three months ended March 31, 2023, in computing our estimated annual effective tax rate, we recorded a full valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. In addition, we recorded a valuation allowance against a portion of the deferred tax asset on prior year disallowed interest expense in the U.S. and reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions, resulting in net tax expense of $3.4 million during the three months ended March 31, 2023.

Our effective income tax rate for the three months ended March 31, 2023 varies from our effective income tax rate for the three months ended March 31, 2022 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above. For the three months ended March 31, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S., net of the impact of the reduction in unrecognized tax benefits, favorable foreign tax rates and the impact of tax credits. For the three months ended March 31, 2022, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the change in jurisdictional mix of earnings, as well as favorable foreign tax rates and the impact of tax credits.

In accordance with the guidance in ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not" based on the available evidence. Due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, including volatility in metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Income Tax Matters

During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS's administrative appeals process. No resolution was reached in the appeals process and in September 2022, the IRS issued a Notice of Deficiency. The IRS subsequently issued a Notice of Tax Due in December 2022 and AAM paid the assessed tax and interest of $10.1 million in January 2023. We have filed a claim for refund for the amount of tax and interest paid related to this matter for the 2015 tax year and, if necessary, will file suit in the U.S. Court of Federal Claims. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements as of, and for the three months ended, March 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by AAM to the IRS in the first quarter of 2023. As of March 31, 2023, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2022, is estimated to be in the range of approximately $285 million to $335 million.

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

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of March 31, 2023 and December 31, 2022, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $32.8 million and $40.5 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2023	2022
	(in millions, except per share data)
Numerator
Net income (loss)	$(5.1)	$1.0
Less: Net income attributable to participating securities	—	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$(5.1)	$1.0

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	119.8	118.8
Less: Weighted-average participating securities	(4.6)	(4.6)
Weighted-average common shares outstanding	115.2	114.2

Effect of dilutive securities -
Dilutive stock-based compensation	—	0.5

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	115.2	114.7

Basic EPS	$(0.04)	$0.01

Diluted EPS	$(0.04)	$0.01

Basic and dilutive loss per share are the same for the three months ended March 31, 2023 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded potentially dilutive shares were 0.2 million in the three months ended March 31, 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2023 and March 31, 2022 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2022	$(146.9)		$(149.7)	$21.2		$(275.4)

Other comprehensive income before reclassifications	—		8.8	1.9		10.7

Income tax effect of other comprehensive income before reclassifications	—		—	2.2		2.2

Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	(a)	—	(1.2)	(b)	(2.4)

Income taxes reclassified into net loss	0.5		—	(0.4)		0.1

Net change in accumulated other comprehensive income (loss)	(0.7)		8.8	2.5		10.6

Balance at March 31, 2023	$(147.6)		$(140.9)	$23.7		$(264.8)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2021	$(241.9)		$(111.3)	$(11.6)		$(364.8)

Other comprehensive income before reclassifications	—		6.0	22.9		28.9

Income tax effect of other comprehensive income before reclassifications	—		—	(3.5)		(3.5)

Amounts reclassified from accumulated other comprehensive income (loss)	1.8	(a)	—	(4.3)	(b)	(2.5)

Income taxes reclassified into net income	(0.5)		—	0.6		0.1

Net change in accumulated other comprehensive income (loss)	1.3		6.0	15.7		23.0

Balance at March 31, 2022	$(240.6)		$(105.3)	$4.1		$(341.8)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended March 31, 2023 and March 31, 2022.

(b)
The amounts reclassified from AOCI included $(3.3) million in cost of goods sold (COGS), $(0.6) million in interest expense and $2.7 million in Other income (expense), net for the three months ended March 31, 2023 and $(1.2) million in COGS, $2.9 million in interest expense and $(6.0) million in Other income (expense), net for the three months ended March 31, 2022.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2023 and 2022. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the first quarter of 2023, we moved a plant location that was previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the table below for the three months ended March 31, 2022 have been recast to reflect this reorganization.

	Three Months Ended March 31, 2023
	Driveline	Metal Forming	Total
North America	$783.0	$328.5	$1,111.5
Asia	105.8	6.7	112.5
Europe	99.8	122.9	222.7
South America	25.2	22.0	47.2
Total	$1,013.8	$480.1	$1,493.9

	Three Months Ended March 31, 2022
	Driveline	Metal Forming	Total
North America	$808.6	$318.6	$1,127.2
Asia	117.0	10.5	127.5
Europe	105.8	59.2	165.0
South America	14.0	2.5	16.5
Total	$1,045.4	$390.8	$1,436.2

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2022	$820.2	$28.1	$73.4
March 31, 2023	892.1	26.9	68.5
Increase/(decrease)	$71.9	$(1.2)	$(4.9)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $7.6 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively.

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

The gain on bargain purchase of business was primarily the result of macroeconomic factors such as the supply chain disruptions impacting the automotive industry, including the conflict between Russia and Ukraine, the semiconductor supply shortage, and increasing input costs, including materials, freight and utilities.

We finalized the valuation of the assets and liabilities of Tekfor in the first quarter of 2023 as we concluded the customary post-closing reviews associated with the acquisition. There were no adjustments to the purchase price allocation in the three months ended March 31, 2023. Included in net sales and net loss for the period from January 1, 2023 through March 31, 2023 was approximately $101 million and a loss of $4 million, respectively, attributable to Tekfor.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for AAM, on a combined basis with Tekfor for the three months ended March 31, 2022 were $1.5 billion, excluding Tekfor sales to AAM during the period. Unaudited pro forma net income for the three months ended March 31, 2022 was approximately $1.0 million. Unaudited pro forma earnings per share for the three months ended March 31, 2022 were $0.01 per share.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. MANUFACTURING FACILITY FIRE AND INSURANCE RECOVERY

In the third quarter of 2020, a significant industrial fire occurred at our Malvern Manufacturing Facility in Ohio (Malvern Fire). All associates were evacuated safely and without injury and we were able to maintain continuity of supply to our customers without any significant disruptions. In the fourth quarter of 2022, we finalized the claim with our insurance providers. In January 2023, we collected the final $24.0 million associated with this claim, of which $7.0 million has been presented as an operating cash inflow and $17.0 million has been presented as an investing cash inflow in our Condensed Consolidated Statement of Cash Flows for the first quarter of 2023. There was no impact on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 associated with the Malvern Fire.

Our insurance policies covered the repair, replacement or actual cash value of the assets that incurred loss or damage, less our applicable deductible of $1.0 million. In addition, our insurance policies provided coverage for interruption to our business, including lost or reduced profits and reimbursement for certain expenses and costs that were incurred related to the fire. In the three months ended March 31, 2022, we recorded $0.7 million of charges primarily related to transportation and freight and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. We also recorded an estimated insurance recovery of $6.2 million and received reimbursements and advances under our insurance policies of approximately $3.6 million, which were presented as an operating cash flow in our Condensed Consolidated Statement of Cash Flows. This resulted in net pre-tax income in our Condensed Consolidated Statement of Operations of approximately $5.5 million in Cost of goods sold for the three months ended March 31, 2022.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, loss on the sale of a business, pension settlements, unrealized gains or losses on equity securities, and non-recurring items.

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the three months ended March 31, 2023. In the first quarter of 2023, we moved a plant location that was previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the three months ended March 31, 2022 have been recast to reflect this reorganization.

The following tables represent information by reportable segment for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31, 2023
	Driveline	Metal Forming	Total
Sales	$1,013.8	$619.1	$1,632.9
Less: Intersegment sales	—	139.0	139.0
Net external sales	$1,013.8	$480.1	$1,493.9

Segment Adjusted EBITDA	$114.1	$61.3	$175.4

	Three Months Ended March 31, 2022
	Driveline	Metal Forming	Total
Sales	$1,045.4	$525.1	$1,570.5
Less: Intersegment sales	—	134.3	134.3
Net external sales	$1,045.4	$390.8	$1,436.2

Segment Adjusted EBITDA	$122.8	$73.3	$196.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Total segment adjusted EBITDA	$175.4	$196.1
Interest expense	(50.5)	(44.7)
Depreciation and amortization	(124.9)	(120.4)
Restructuring and acquisition-related costs	(4.8)	(8.9)
Unrealized loss on equity securities	(0.3)	(18.0)
Debt refinancing and redemption costs	—	(5.6)
Non-recurring items:
Malvern Fire insurance recoveries, net	—	5.5
Income (loss) before income taxes	$(5.1)	$4.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 39% of our consolidated net sales in the first three months of 2023, and 40% for both the first three months of 2022 and the full year 2022.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives and the AWD Chrysler Pacifica. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 17% of our consolidated net sales in the first three months of 2023, and 18% for both the first three months of 2022 and the full year 2022.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 11% of our consolidated net sales for the first three months of 2023, and 12% for both the first three months of 2022 and the full year 2022.

No other customer represented 10% or more of consolidated net sales during these periods.

Supply Chain Constraints Impacting the Automotive Industry

During the first three months of 2023 and 2022, the automotive industry experienced significant disruptions in the supply chain, including volatility in metal, commodity and utility costs, shortages of certain raw materials and components, including semiconductor chips, increased transportation costs, higher labor costs and labor shortages. As a result, we have continued to experience volatility in our production schedules, including manufacturing downtime, often with limited notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our results of operations and cash flows during these periods. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue throughout 2023. Due to the ongoing uncertainty associated with the these supply chain constraints, the ultimate impact on our net sales, results of operations and cash flows is unknown.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2023 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

Net Sales

	Three Months Ended March 31,
(in millions)	2023	2022	Change	Percent Change
Net sales	$1,493.9	$1,436.2	$57.7	4.0%

The increase in the first three months of 2023, as compared to the first three months of 2022, primarily reflects approximately $101 million as a result of our acquisition of Tekfor that was completed in the second quarter of 2022, partially offset by a reduction in sales of approximately $48 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange translation.

Cost of Goods Sold

	Three Months Ended March 31,
(in millions)	2023	2022	Change	Percent Change
Cost of goods sold	$1,333.3	$1,249.4	$83.9	6.7%

The change in cost of goods sold in the first three months of 2023, as compared to the first three months of 2022, primarily reflects approximately $101 million as a result of our acquisition of Tekfor. For the three months ended March 31, 2023, material costs were approximately 56% of total costs of goods sold as compared to approximately 61% for the three months ended March 31, 2022. The decrease in material costs as a percentage of cost of goods sold was primarily the result of lower metal costs and increased labor costs in the first quarter of 2023, as compared to the first quarter of 2022.

Gross Profit

	Three Months Ended March 31,
(in millions)	2023	2022	Change	Percent Change
Gross profit	$160.6	$186.8	$(26.2)	(14.0)%

Gross margin was 10.8% in the first three months of 2023 as compared to 13.0% in the first three months of 2022. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
(in millions)	2023	2022	Change	Percent Change
Selling, general & administrative expenses	$98.3	$86.1	$12.2	14.2%

SG&A as a percentage of net sales was 6.6% in the first three months of 2023 as compared to 6.0% of net sales in the first three months of 2022.  Research and development (R&D) expense, net of engineering, design and development (ED&D) recoveries, was approximately $42.8 million in the first three months of 2023, as compared to $34.7 million in the first three months of 2022. The change in SG&A expense is primarily related to the increase in R&D expense as we continue to develop technologies to support electric and hybrid vehicles, as well as higher compensation-related expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $21.4 million for the three months ended March 31, 2023 and $21.5 million for the three months ended March 31, 2022.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $4.8 million for the three months ended March 31, 2023, as compared to $8.9 million for the three months ended March 31, 2022. In 2023, we expect to incur approximately $10 million to $20 million of total restructuring charges. In addition, we expect to incur up to $10 million of integration costs in 2023 associated with our acquisition of Tekfor that was completed in 2022. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $36.1 million in the first three months of 2023 as compared to $70.3 million in the first three months of 2022. Operating margin was 2.4% in the first three months of 2023, as compared to 4.9% in the first three months of 2022.  The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold and SG&A above.

Interest Expense and Interest Income  Interest expense was $50.5 million in the first three months of 2023 as compared to $44.7 million in the first three months of 2022. The weighted-average interest rate of our long-term debt outstanding was 6.6% for the three months ended March 31, 2023 and 5.6% for the three months ended March 31, 2022. We expect our interest expense for the full year 2023 to be approximately $195 million to $205 million.

Interest income was $5.9 million in the first three months of 2023 as compared to $3.0 million in the first three months of 2022.

Debt Refinancing and Redemption Costs In the first three months of 2022, we amended and restated our existing Credit Agreement. See Note 5 - Long-Term Debt for further detail on the Amended & Restated Credit Agreement. As a result, we incurred $0.2 million of third-party debt refinancing costs during the three months ended March 31, 2022.

Also in the first quarter of 2022, we made a voluntary prepayment of $25.0 million on our Term Loan B Facility. As a result, we expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In addition, in the first quarter of 2022, we used the proceeds from the upsized Term Loan A Facility to voluntarily redeem a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $220 million and $0.2 million in accrued interest. We also expensed approximately $1.8 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.4 million for the payment of an early redemption premium.

Unrealized Loss on Equity Securities We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized holding gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. The unrealized loss on our investment in REE shares was $0.3 million for the three months ended March 31, 2023, as compared to $18.0 million for the three months ended March 31, 2022.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $3.7 million in the first three months of 2023 as compared to expense of $1.0 million in the first three months of 2022.

Income Tax Expense We had no income tax expense for the three months ended March 31, 2023, as compared to income tax expense of $3.0 million for the three months ended March 31, 2022. Our effective income tax rate was 0.0% in the first three months of 2023 as compared to 75.0% in the first three months of 2022.

During the three months ended March 31, 2023, in computing our estimated annual effective tax rate, we recorded a full valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. In addition, we recorded a valuation allowance against a portion of the deferred tax asset on prior year disallowed interest expense in the U.S. and reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions, resulting in net tax expense of $3.4 million during the three months ended March 31, 2023.

Our effective income tax rate for the three months ended March 31, 2023 varies from our effective income tax rate for the three months ended March 31, 2022 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above. For the three months ended March 31, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S., net of the impact of the reduction in unrecognized tax benefits, favorable foreign tax rates and the impact of tax credits. For the three months ended March 31, 2022, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the change in jurisdictional mix of earnings, as well as favorable foreign tax rates and the impact of tax credits.

Due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, including volatility in metal and commodity costs, higher utility costs, increased transportation costs, higher labor costs and labor shortages, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

Net Income (Loss) and Earnings (Loss) Per Share (EPS) Net loss was $5.1 million in the first three months of 2023 as compared to net income of $1.0 million in the first three months of 2022. Diluted EPS was $(0.04) per share in the first three months of 2023 as compared to $0.01 per share in the first three months of 2022. Net income (loss) and EPS for the first three months of 2023 and 2022 were primarily impacted by the factors discussed above.

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

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the three months ended March 31, 2023. In the first quarter of 2023, we moved a plant location that was previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for the three months ended March 31, 2022 have been recast to reflect this reorganization.

The following table represents sales by reportable segment for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Driveline	$1,013.8	$1,045.4
Metal Forming	619.1	525.1
Eliminations	(139.0)	(134.3)
Net sales	$1,493.9	$1,436.2

The change in Driveline sales for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily the result of a reduction in sales of approximately $37 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange translation.

The increase in Metal Forming sales for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily reflects approximately $101 million associated with the acquisition of Tekfor, partially offset by a reduction in sales of approximately $11 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange translation.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2023 and 2022 are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Driveline	$114.1	$122.8
Metal Forming	61.3	73.3
Total segment adjusted EBITDA	$175.4	$196.1

For the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, the change in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to a net increase in manufacturing costs, including higher labor, transportation and program launch costs, partially offset by lower metal costs and the favorable impact of our metal market pass-throughs.

For the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, the change in Segment Adjusted EBITDA for the Metal Forming segment was primarily attributable to a net increase in manufacturing costs, including higher labor and transportation costs, partially offset by lower metal costs.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, loss on the sale of a business, pension settlements, unrealized gains or losses on equity securities, and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income (loss)	$(5.1)	$1.0
Interest expense	50.5	44.7
Income tax expense	—	3.0
Depreciation and amortization	124.9	120.4
EBITDA	$170.3	$169.1
Restructuring and acquisition-related costs	4.8	8.9
Debt refinancing and redemption costs	—	5.6
Unrealized loss on equity securities	0.3	18.0
Non-recurring items:
Malvern Fire insurance recoveries, net	—	(5.5)
Total segment adjusted EBITDA	$175.4	$196.1

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures, R&D spending, including further development of our electrification product portfolio, and working capital requirements, in addition to advancing our strategic initiatives. We believe that operating cash flow, available cash and cash equivalent balances and available borrowing capacity under our Senior Secured Credit Facilities and foreign credit facilities will be sufficient to meet these needs.

At March 31, 2023, we had over $1.4 billion of liquidity consisting of approximately $466 million of cash and cash equivalents, approximately $891 million of available borrowings under our Revolving Credit Facility and approximately $64 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2026.

Operating Activities  In the first three months of 2023, net cash provided by operating activities was $32.1 million as compared to $68.5 million in the first three months of 2022. The following factors impacted cash from operating activities in the first three months of 2023, as compared to the first three months of 2022:

Impact of Supply Chain Constraints During the first three months of 2023 and 2022, the automotive industry experienced significant disruptions in the supply chain, including volatility in metal, commodity and utility costs, shortages of certain raw materials and components, including semiconductor chips, increased transportation costs, higher labor costs and labor shortages. We expect these supply chain constraints and the associated volatility in our operations to continue through 2023.

Accounts receivable For the three months ended March 31, 2023, we experienced an increase in cash flow from operating activities of approximately $98 million related to the change in our accounts receivable balance from December 31, 2022 to March 31, 2023, as compared to the change in our accounts receivable balance from December 31, 2021 to March 31, 2022. This change was primarily attributable to the timing of sales to customers in the applicable periods.

Accounts payable and accrued expenses For the three months ended March 31, 2023, we experienced a decrease in cash flow from operating activities of approximately $85 million related to the change in our accounts payable and accrued expenses balance from December 31, 2022 to March 31, 2023, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2021 to March 31, 2022. This change was primarily attributable to the timing of production and the associated purchases from suppliers within the applicable periods.

Income taxes Income taxes paid, net was $26.0 million in the first three months of 2023, as compared to $4.8 million in the first three months of 2022. During the first three months of 2023, we paid $10.1 million as a result of the Notice of Tax Due that was received from the Internal Revenue Service in the fourth quarter of 2022. See Note 10 - Income Taxes for additional detail regarding the Notice of Tax Due. In the first three months of 2022, we received an income tax refund of $5.4 million related to the utilization of net operating losses under the provisions of the CARES Act.

Interest paid Interest paid was $41.6 million for the three months ended March 31, 2023, as compared to $38.6 million for the three months ended March 31, 2022. The change in interest paid was primarily the result of increased interest rates on our variable rate debt partially offset by lower interest payments on our 6.25% Notes due 2026 as a result of voluntarily redeeming a portion of the principal amount related to the 6.25% Notes due 2026 in March 2022.

Malvern Fire In the first three months of 2023 and 2022, we received $24.0 million and $3.6 million of cash, respectively, as reimbursements and advances under our insurance policies, of which $7.0 million and $3.6 million, respectively, were associated with operating expenses incurred as a result of the Malvern Fire and have been presented as operating cash inflows in our Condensed Consolidated Statement of Cash Flows for these periods. See Note 15 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

Restructuring and acquisition-related costs For the full year 2023, we expect restructuring and acquisition-related payments in cash flows from operating activities to be between $20 million and $30 million, and we expect the timing of cash payments to approximate the timing of charges incurred.

Pension and other postretirement benefits Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2023 to be less than $1 million. We expect our cash payments for other postretirement benefit obligations in 2023, net of GM cost sharing, to be approximately $14.6 million.

Investing Activities  In the first three months of 2023, net cash used in investing activities was $30.5 million as compared to $31.3 million for the three months ended March 31, 2022. Capital expenditures were $46.6 million in the first three months of 2023 as compared to $28.6 million in the first three months of 2022. We expect our capital spending in 2023 to be 3.5% to 4% of sales.

In the first three months of 2023, in addition to the $7.0 million of cash reimbursements received under our insurance policies associated with operating expenses incurred as a result of the Malvern Fire, we received $17.0 million of cash associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire. This cash received has been classified as an investing cash flow based on the nature of the associated loss incurred.

In the first three months of 2022, we made payments for the acquisition of a supplier in Mexico and began to pay the deferred consideration associated with our acquisition of Emporium that was completed in 2021. These payments totaled $6.7 million in the three months ended March 31, 2022.

Financing Activities  In the first three months of 2023, net cash used in financing activities was $49.1 million, as compared to $38.7 million in the first three months of 2022. The following factors impacted cash from financing activities in the first three months of 2023, as compared to the first three months of 2022:

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

At March 31, 2023, we had $891.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $33.8 million for standby letters of credit issued against the facility. In the first quarter of 2023, we paid $25.0 million on our Revolving Credit Facility that had been drawn in the fourth quarter of 2022.

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

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2023, $73.6 million was outstanding under our foreign credit facilities, as compared to $72.7 million at December 31, 2022. At March 31, 2023, an additional $63.7 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $14.5 million in the first three months of 2023 to $232.7 million as compared to $218.2 million at year-end 2022, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

Statement of Operations Information	(in millions)
	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Net sales	$1,101.6	$4,429.5
Gross profit	95.5	445.2
Income (loss) from operations	(19.9)	25.1
Net loss	(38.9)	(59.7)

Balance Sheet Information	(in millions)
	March 31, 2023	December 31, 2022
Current assets	$1,029.6	$1,061.9
Noncurrent assets	2,317.8	2,317.9

Current liabilities	1,401.6	1,360.4
Noncurrent liabilities	3,328.1	3,345.3

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At March 31, 2023 and December 31, 2022, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $1,010 million and $945 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $625 million and $620 million, respectively.

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

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the first quarter of 2023.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in the first quarter of 2023 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2023 and December 31, 2022, we had currency forward contracts outstanding with a total notional amount of $192.3 million and $179.9 million, respectively. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $17.5 million at March 31, 2023 and was $16.4 million at December 31, 2022.

In 2022, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under fixed-to-fixed cross-currency swaps of €200.0 million at both March 31, 2023 and December 31, 2022, which was equivalent to $216.6 million and $213.9 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $21.7 million at March 31, 2023 and was approximately $21.4 million at December 31, 2022.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2022, and in the first quarter of 2023, we entered into variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of March 31, 2023, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swaps into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at March 31, 2023) on our long-term debt outstanding, would be approximately $5.2 million at March 31, 2023 and was approximately $7.5 million at December 31, 2022, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our acquisition of Tekfor Group became effective on June 1, 2022. We are currently integrating policies, processes and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. The acquired entities will be included in our assessment of AAM's internal control over financial reporting for the year ended December 31, 2023.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2023	—	$—	—	$—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023	1,619,663	9.02	—	—
Total	1,619,663	$9.02	—	$—

Item 6.  Exhibits

Number	Description of Exhibit

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of David C. Dauch, Chairman of the Board & Chief Executive Officer and Christopher J. May, Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
May 5, 2023