Form 10-K
period 2023-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2024-02-16
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Large accelerated filer   ☒         Accelerated filer  ☐         Non-accelerated filer   ☐         Smaller reporting company   ☐         Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2023 as reported on the New York Stock Exchange was $8.27 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $948.7 million. As of February 13, 2024, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 117,070,442 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2023 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 2, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2023, are incorporated by reference in Part I (Items 1, 1A, 1B, 1C, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A, 9B and 9C), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2023

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

Major Customers
We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 39% of our consolidated net sales in 2023, 40% in 2022, and 37% in 2021.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 16% of our consolidated net sales in 2023, 18% in 2022 and 19% in 2021.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in 2023, 2022 and 2021.

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

•In 2023, AAM received the 2022 GM Overdrive Award, which is awarded to suppliers who display outstanding achievement within GM's Global Purchasing and Supply Chain organization's key priorities, including sustainability, innovation, relationships, total enterprise cost, launch excellence and safety. This was the third consecutive year we received this award.

•We deliver operational excellence by leveraging our global standards, policies and best practices across all disciplines through the use of the AAM Operating System, which includes our S4 (S-to-the-fourth) safety system, Q4 (Q-to-the-fourth) quality system and E4 (E-to-the-fourth) energy and environmental sustainability system. We use this system to focus on customer satisfaction, lean production and efficient cost management, which allows us to improve quality, eliminate waste, and reduce lead time and total costs globally. Additionally, throughout 2023, we have continued our emphasis on cost management in order to mitigate the financial impact of the significant disruptions in the supply chain that the automotive industry has experienced, and continues to experience. These disruptions include volatility in metal, commodity and utility costs, increased transportation costs and labor shortages which have led to volatility in our production schedules, including manufacturing downtime, often with limited notice from customers, higher inventory levels and increased labor costs.

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

•During 2023, we launched 14 programs across our business units for our customers including GM, Mercedes-AMG, BMW and Chery Automobile Co., Ltd. In 2024, we expect to launch approximately 19 new and replacement programs, as well as additional variants of existing programs, for a variety of customers across our business units, including GM, Stellantis, Mercedes-AMG and Volkswagen, as well as electric beam (e-Beam) axles for several OEMs.

Maintaining our high quality standards, which are the foundation of our product durability and reliability.

•AAM's Q4 internal quality assurance system drives continuous improvement to meet and exceed the growing expectations of our OEM customers.

•In 2023, four of our global facilities received the GM Supplier Quality Excellence Award for outstanding quality performance during the 2022 performance year.

•AAM was also recognized in 2023 for quality in the 2022 performance year by several other customers including the Paccar 10 PPM Quality Award at our Hausach, Germany facility, the Aisin Special Performance Achievement at our Royal Oak, Michigan facility and the ACMA of India Quality Circle Award at our Chakan, India facility. Additionally, during 2023 our El Carmen, Mexico facility earned the Daimler Master of Quality Award for the third consecutive year, as well as the Continuous Improvement Management Award from CNH Industrial.

•For the 2023 performance year, AAM was also recognized by Ford with the Q1 Quality Award at our Changshu, China Manufacturing Complex, our Auburn Hills, Michigan Manufacturing Complex and our Guanajuato Manufacturing Complex in Silao, Mexico.

Achieving technology leadership by delivering innovative products that enhance our product portfolio while increasing our total global served market. We are focused on securing and enhancing our core business, as the cash flows generated from our existing programs and products contribute to our research and development (R&D) investments in electrification technology that are expected to bring the future of the automotive industry faster.

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

•We have secured our core business as we have been awarded multiple next-generation full-size pickup truck front and rear axle programs with OEM customers and by also being named as the axle supplier for GM's Chevrolet Colorado and GMC Canyon mid-size pickup trucks. These awards are expected to generate revenues from mid-decade to beyond 2030. During 2023, we also secured business to provide power transfer units and rear drive modules for multiple AWD SUV programs for Jetour Global, a division of Chery Automobile Co., Ltd.

•Our Metal Forming segment represents the largest automotive forging operation in the world, and provides engine, transmission, driveline and safety-critical components for light, commercial and industrial vehicles. We have developed advanced forging and machining process technologies to manufacture lightweight, highly precise and power-dense products.

•AAM's Advanced Technology Development Center (ATDC) at our Detroit campus, allows us to accelerate technological advancements. This state-of-the-art facility is our center for technology benchmarking, prototype development, advanced technology development, supplier collaboration, customer showcasing and associate training on our future products, processes, and systems. Our Rochester Hills Technical Center (RHTC) works closely with the ATDC to test and validate new and advanced technologies focused on lightweighting, efficiency and vehicle performance using enhanced diagnostic and hardware assessment capabilities. Our European Headquarters and Engineering Center (EHEC) in Langen, Germany, serves as our center of excellence for research and development, product testing and prototype development in Europe, and our Innovation Center at the Richard E. Dauch Institute in Mexico is focused on identifying ways to improve productivity while implementing manufacturing solutions, as well as educating our associates on process optimization and technology advances.

Bringing the Future Faster

•AAM's investment in R&D has resulted in the development of advanced technology products designed to assist our customers in meeting the market demands for vehicle electrification; advanced and sophisticated electronic controls; lower emissions; enhanced power density; improved ride and handling performance; and enhanced reliability and durability.

•AAM's electric drive technology is designed, engineered and manufactured to provide a diverse and scalable product portfolio of hybrid and electric driveline systems to our customers that range from low-cost value-oriented offerings to high-performance solutions. This includes our e-Beam axles which incorporate high-reduction gearboxes and highly-integrated inverters. These hybrid and electric driveline systems leverage AAM's experience in power density, torque transfer, noise-vibration-harshness reduction, heat management and systems integration, and are designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. Our e-drive technology is designed to be segment agnostic, enabling our products to support a variety of markets and vehicle types.

•During 2023, AAM announced that we were named as the new supplier of front and rear e-Beam axles for a future electric vehicle program with Stellantis. This award is expected to generate revenues in the latter part of the decade. We also expect to launch e-Beam programs for several other OEMs in 2024 and 2025.

•Additionally, during 2023 AAM announced new business awards in North America and Europe to supply differentials and other electric vehicle components to multiple global OEMs.

•In 2023, AAM was named as a finalist for the Automotive News PACEpilot Award for our innovative e-Beam axles with high-speed motor and integrated inverter driveline technology. The Automotive News PACE awards are among the industry's most prestigious awards regarding innovation. Since 2020, AAM has been awarded five PACE Awards demonstrating our innovation leadership in electrification. These awards include a PACE award as well as a PACE Innovation Partnership award related to AAM's electric drive technology on the Mercedes-AMG GT 63 S E Performance and a PACEpilot Innovation to Watch award for our highly integrated three-in-one wheel-end electric drive unit in 2022, and a PACE Innovation Award and a PACE Partnership Award for the front and rear electric drive units featured on the Jaguar all-electric AWD crossover vehicle in 2020.

•In 2022, we enhanced our electrification product portfolio through our acquisition of Tekfor Group (Tekfor), which is a leading provider of driveline and powertrain components for both ICE and hybrid vehicles, as well as e-mobility applications. Throughout 2023, we continued the integration of Tekfor into our business and operations.

Diversification of Customer, Product and Geographic Sales Mix

Another element of building value for our key stakeholders is the diversification of our business through the growth of new and existing customer relationships and expansion of our product portfolio.

•In addition to maintaining and building upon our longstanding relationships with GM, Stellantis and Ford, we are focused on generating profitable growth with new and existing global customers. Recent new business awards and program launches include customers such as Jupiter Electric Mobility, Mahindra and Skywell.

•Electrification is a growing portion of our new and incremental business backlog, as well as our quoted and emerging new business opportunities, and is a significant element of our future growth strategy.

We are focused on increasing our presence in global markets to support our customers' platforms.

•As our customers design their products for global markets, they will continue to require global support from their suppliers. For this reason, it is critical that we maintain a global presence in these markets in order to remain competitive for new contracts. To expand our global capabilities, we have established business offices and engineering centers of excellence in research and development, product testing and prototype development in North America, Europe and Asia.

•We continue to evaluate and consider strategic opportunities that will complement our core strengths, supplement our diversification strategies and increase our presence in global markets, while providing future, profitable growth prospects. Our acquisition of Tekfor in 2022 is an example of our tactical approach to strategic transactions.

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

The automotive industry continues to experience significant disruptions in the supply chain, including volatility in metal and commodity costs. In addition, labor shortages in certain regions in which our suppliers operate could cause production delays, a shortage of materials that we use in our manufacturing operations or increased cost of productive materials. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue in 2024.

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

We file U.S. federal, state and local income tax returns, as well as foreign income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 9 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending tax litigation.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2023, 2022 and 2021.

Environmental, Social and Governance

Environmental Sustainability

We are committed throughout our operations to the conservation and protection of our natural resources and the environment. The AAM Operating System includes our E4 system, which is AAM’s energy and environmental sustainability program designed to drive continuous improvement in our operations by reducing energy consumption, greenhouse gas (GHG) emissions and water usage, while minimizing waste and lessening the environmental impact of our production operations. Additionally, we have committed to reaching net-zero carbon emissions by 2040, and have received the validation of our net-zero emissions targets by the climate-action organization Science Based Targets Initiative. We also have established a goal to purchase 100% of energy for our operations in the U.S. from renewable sources by 2025.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in 2023, 2022 or 2021 that we believe had, or could have, a material adverse impact on our results of operations, financial condition and cash flows.

Human Capital Management

Our ability to sustain and grow our business requires us to attract, retain and develop a highly skilled and diverse workforce. We employ approximately 19,000 associates on a global basis, of which 6,000 are employed in the U.S. and 13,000 are employed at our non-U.S. locations. Approximately 5,000 are salaried associates and approximately 14,000 are hourly associates. Of the 14,000 hourly associates, approximately 72% are represented under collective bargaining agreements with various labor unions.

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

AAM’s commitment to Diversity, Equity and Inclusion (DEI) begins with our Board of Directors (Board). The Board’s active oversight reflects the importance of our DEI journey to our business and demonstrates the power of accountability to this critical initiative. With oversight from our Board and direction from senior leadership, our DEI Steering Committee (DEI Committee) helps to ensure that our initiatives are guided by the experiences and recommendations of our associates. Comprised of talented and diverse associates, the DEI Committee helps develop new company initiatives designed to advance a respectful and inclusive company culture and to reinforce the importance of inclusion at AAM. AAM has established five pillars for our DEI program: 1) enhancing DEI skills, 2) maintaining a safe and inclusive environment, 3) providing equitable talent management and inclusive benefits and policies, 4) supporting stakeholder engagement and 5) reinforcing leadership ownership and accountability.

Our Global DEI 2+1 Program, which launched in 2022, focuses on our two global DEI topics of valuing differences and improving the representation of women in our global workforce. In addition, each AAM facility selected one additional (+1) topic based on their local DEI initiatives, and to support our 2030 demographic goals around the world.

In 2023, we continued our commitment to initiatives that foster a culture of inclusion and develop a more diverse workforce. Key DEI initiatives included:

•Continued focus on our Associate Resource Groups (ARGs) which provide a forum for associates with shared experiences, characteristics or backgrounds to connect and enhance career and personal development. Our ARGs include: POWhER, Young Professionals, U.S. Veterans, Black Associate Network and Latin America Talent Inclusion Network.
•Sponsoring multiple ARG events focused on company, culture, community and career, as well various learning opportunities.
•Optimizing the structure of our DEI Committee to emphasize associate engagement and talent management.
•Establishing our first Regional DEI Steering Committee in Mexico and our first regional ARG in Europe to provide more support for local DEI initiatives in these regions.

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

The automotive industry continues to experience significant disruptions in the supply chain, including labor shortages in a variety of positions and experience levels. Additionally, the industry has experienced work stoppages, such as the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) work stoppages at certain of the manufacturing facilities of our three largest customers in the third and fourth quarter of 2023. We are taking measures to address these labor issues across our global operations to mitigate the impact to AAM, including actively managing production schedules and reviewing our compensation and benefit programs to ensure that they are competitive with local markets.

Developing Associates

We have established sustainable and adaptable talent management programs focused on the training and development of our associates. This development starts with early career programs and progresses through leadership development. These programs are designed to help associates realize their full potential by understanding the expectations of their current role and setting goals for future growth and learning, which contributes to the overall success of AAM.

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

We are focused on continuous improvement of the S4 system and in our total recordable incident rate (TRIR) in every facility. We continuously monitor our facilities progress in the S4 Safety System. In 2023, our TRIR was 0.85 – a reduction of approximately 60% in recordable injuries since the S4 program began in 2015.

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

Executive Officers of AAM

Name	Age	Position
David C. Dauch	59	Chairman of the Board & Chief Executive Officer
Terri M. Kemp	58	Senior Vice President - Human Resources & Sustainability
Michael J. Lynch	59	President & Chief Operating Officer
Christopher J. May	54	Executive Vice President & Chief Financial Officer
Tolga I. Oal	52	President - Driveline
Matthew K. Paroly	58	Vice President & General Counsel

David C. Dauch, age 59, has been AAM's Chief Executive Officer since September 2012. Mr. Dauch has served on AAM's Board of Directors since April 2009 and was appointed Chairman of the Board in August 2013. From September 2012 through August 2015, Mr. Dauch served as AAM’s President & CEO. Prior to that, Mr. Dauch served as President & Chief Operating Officer (2009 - 2012) and held several other positions of increasing responsibility from the time he joined AAM in 1995. Presently, he serves on the boards of Business Leaders for Michigan, the Detroit Regional CEO Council, the Detroit Economic Club, the Detroit Regional Chamber, the Detroit Regional Partnership, the Detroit Mayor's Workforce Development Board, the Great Lakes Council Boy Scouts of America, the Boys & Girls Clubs of Southeast Michigan, the National Association of Manufacturers (NAM), Amerisure Mutual Holdings, Inc. and the Amerisure Companies. Mr. Dauch also serves on the General Motors Supplier Council, Stellantis Supplier Advisory Council, the Sustainability Leadership Council of Michigan and the Miami University Business Advisory Council.

Terri M. Kemp, age 58, has been Senior Vice President - Human Resources & Sustainability since March 2023. Prior to that, she served as Senior Vice President - Human Resources (since January 2023), Vice President - Human Resources (since September 2012), Executive Director - Human Resources & Labor Relations (since November 2010), Executive Director - Human Resources (since September 2009), Director - Human Resources Operations (since October 2008), and served in various plant and program management roles since joining AAM in July 1996. Prior to joining AAM, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 59, has been AAM's President & Chief Operating Officer since March 2023. Prior to that, he served as Chief Operating Officer (since December 2022), President - Driveline (since November 2021), Vice President - Finance & Controller (since February 2017), Vice President - Driveline Business Performance & Cost Management (since May 2015); Vice President - Finance & Controller (since September 2012); Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance, Detroit Manufacturing Facility (since June 2003); Manager - Finance, Forging Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining AAM, Mr. Lynch served at Stellar Engineering for nine years in various capacities.

Christopher J. May, age 54, has been Executive Vice President & Chief Financial Officer since January 2023. Prior to that, he served as Vice President & Chief Financial Officer (since August 2015), Treasurer (since December 2011); Assistant Treasurer (since September 2008); Director of Internal Audit (since September 2005); Divisional Finance Manager - Metal Formed Products (since June 2003); Finance Manager - Three Rivers Manufacturing Facility (since August 2000); Manager, Financial Reporting (since November 1998) and Financial Analyst since joining AAM in 1994. Prior to joining AAM, Mr. May served as a Senior Accountant for Ernst & Young. Mr. May is a certified public accountant.

Tolga I. Oal, age 52, has been President - Driveline, since December 2022 when he rejoined AAM after serving as Co-Chief Executive Officer of Howmet Aerospace until October 2021. From 2015 to 2019, he served in various executive positions at AAM including Senior Vice President - Global Procurement and Supplier Quality Engineering (since January 2019), President - Driveline (since September 2018), and Senior Vice President - AAM and President - AAM North America (since September 2015). Prior to joining AAM in 2015, Mr. Oal served as Vice President of Global Electronics for TRW Automotive, since 2012. Before that, Mr. Oal served in various manufacturing and management positions of increasing responsibility within TRW for Global Electronics, including Director of Operations and as Director of Finance. Prior to joining TRW, Mr. Oal held various leadership positions in engineering, sales, purchasing, and finance at Siemens VDO Automotive/Continental.

Matthew K. Paroly, age 58, has been Vice President and General Counsel since joining AAM in May 2023. Prior to joining AAM, Mr. Paroly served as Vice President, Chief Legal Officer, Global ESG Director and Company Secretary for TI Fluid Systems plc. Prior to joining TI Fluid Systems, Mr. Paroly served as Vice President and Chief Legal Officer at Nexteer Automotive Inc. and Vice President and General Counsel at Fisker Automotive Inc. He has more than 30 years of experience in private law practice and in-house executive and legal positions at both public and private companies, including 20 years of experience in the automotive industry. Mr. Paroly holds a juris doctor degree.

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

Our supply chain, as well as our customers' supply chain, is also at risk of unanticipated events such as pandemic or epidemic illness, natural disasters, industrial incidents, changes in governmental regulations and trade agreements, or financial or operational instability of suppliers that could cause a disruption in the supply of critical components to us and our customers. For example, the automotive industry has experienced, and continues to experience, significant disruptions in the supply chain, including volatility in metal, commodity and utility costs, global logistical constraints and increased transportation costs. As a result, we have continued to experience volatility in our sales and production schedules, including manufacturing downtime, often with limited notice from customers and increased inventory levels, which have negatively impacted our production efficiency and financial condition.

In addition, we continue to experience a significant shortage of qualified hourly labor availability in certain regions in which we operate. This labor shortage has contributed to production volatility and inefficiencies in the manufacturing process, as well as increased labor costs, resulting in lower gross margins at certain of our manufacturing facilities. If we cannot secure sufficient hourly labor resources, we may be unable to protect continuity of supply and meet customer demand, which could have a material adverse effect on our results of operations and financial condition.

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

Sales to GM were approximately 39% of our consolidated net sales in 2023, 40% in 2022, and 37% in 2021. A reduction in our sales to GM, or a reduction by GM of its production of light truck, SUV or crossover vehicle programs that we support, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

Sales to Stellantis accounted for approximately 16% of our consolidated net sales in 2023, 18% in 2022 and 19% in 2021, and sales to Ford accounted for approximately 12% of our consolidated net sales in 2023, 2022 and 2021. A reduction in our sales to either Stellantis or Ford or a reduction by Stellantis or Ford of their production of the programs we support, as a result of market share losses or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

A high concentration of our global business is supported by our Guanajuato Manufacturing Complex (GMC) in Mexico. GMC represents a significant portion of our net sales, profitability and cash flow from operations and we expect GMC to continue to represent a substantial portion of these metrics for the foreseeable future. A significant disruption to our GMC operations, as a result of changes in trade agreements between Mexico and other jurisdictions, including the U.S., tariffs, compliance with customs regulations, tax law changes, changes to our operating structure in Mexico, labor disputes or shortages, logistical constraints, natural disasters, availability of natural resources or utilities, pandemic or epidemic illness, or otherwise, could have a material adverse impact on our results of operations and financial condition.

Our business could be adversely affected by risks inherent in transitioning our business from internal combustion engine vehicle products to electric vehicle products.

As the electrification of vehicles continues to expand, we have increased our product portfolio of electric vehicle systems and components. There are significant risks inherent in the industry shift to electric vehicles and expansion of vehicle electrification, as well as the resulting change in our product mix toward systems and components that will support this shift. These risks include significant capital investment, often with long lead times prior to start of production for these programs, accelerated product development cycles, and material and labor requirements and sources which differ from our internal combustion engine vehicle business. In addition, barriers to the adoption of electric vehicles by end-users, such as safety concerns, infrastructure limitations, and cost, create difficulty for our customers to predict the rate at which consumers will accept electric vehicles. This creates significant uncertainty in estimating production volumes and associated profitability for electric vehicle programs and relating to the timing of start of production for these programs. This uncertainty could result in AAM’s actual revenues differing materially from those previously estimated and included in our new and incremental business backlog or could result in a change in the timing of recognizing revenues as production start dates are subject to change.

Alternatively, if consumer acceptance of electric vehicles occurs more rapidly than predicted, the demand for our internal combustion engine vehicle products could be reduced, potentially limiting the amount we would be able to invest in developing new technologies and enhancing our electric vehicle product portfolio. Our revenue, operating results and financial condition could be adversely impacted if we fail to effectively manage any of these risks.

A failure of our information technology (IT) networks and systems, or the impact of a cyber attack, could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of critical manufacturing and business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal or confidential information, including personally identifiable information, in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our manufacturing and business operations. Although we have implemented robust security measures, we cannot be certain that the security measures we have in place to protect these systems and data will be successful or sufficient to protect our IT systems from current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions. In addition, we are exposed to similar risks resulting from cyber attacks experienced by our customers, suppliers and third-party service providers. The occurrence of any of these events could compromise our networks, or the networks of our suppliers and third-party service providers, and the information stored there could be accessed, publicly disclosed or lost.

Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, the disruption of our operations or damage to our reputation. In the future, we may be required to incur significant costs to protect against or repair damage caused by these disruptions or security breaches, or as a result of implementing business continuity processes in response to disruptions or security breaches. See Item 1C. Cybersecurity for additional detail regarding our cybersecurity risk management, strategy and governance.

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

Our company may not realize all of the revenue expected, or we may experience delays in realizing the expected revenue, from our new and incremental business backlog.

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

A significant portion of our hourly associates worldwide, as well as the workforces of our customers and suppliers, are members of industrial trade unions employed under the terms of collective bargaining agreements. There can be no assurance that future negotiations with labor unions will be resolved favorably or that we, our customers or suppliers will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. In the third quarter of 2023, the collective bargaining agreements between the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) and our three largest customers expired and the UAW initiated work stoppages at certain of the manufacturing locations of these customers, which continued into the fourth quarter. New labor agreements between the UAW and our three largest customers were ratified in November 2023 and resulted in compensation increases for the UAW associates. There can be no assurance that such future negotiations, whether between AAM and the labor unions representing certain of our hourly associates or between our customers or suppliers and the labor unions representing certain of their hourly associates, will not result in additional labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition, our ability to compete for future business or our ability to attract and retain qualified associates.

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

Our success depends, in part, on the efforts of our executive officers and other key salaried and hourly associates, such as global operational leadership, engineers, information technology professionals and associates with experience in skilled trades. In addition, our future success will depend on, among other factors, our ability to continue to attract and retain qualified personnel, particularly engineers and other associates with critical expertise and skills that support key customers and products, including those supporting the expansion of our product portfolio into electrification. The loss of the services of our executive officers or other key associates, unexpected turnover, or the inability to attract or retain associates, could have a material adverse effect on our results of operations and financial condition.

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

These strategies include supply base consolidation, as well as in-sourcing, vertical integration, global sourcing by OEMs and use of artificial intelligence and machine learning. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of new technology. Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not possess. Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

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

A substantial portion of our revenue is derived from products supporting internal combustion engine RWD light truck and SUV platforms and AWD crossover vehicle platforms in North America, Europe and Asia. Sales and production levels of these vehicle platforms can be affected by many factors, including changes in consumer demand and preference; adverse economic conditions, such as recession or recessionary concerns; product mix shifts favoring other types of light vehicles, such as front-wheel drive based crossover vehicles and passenger cars; fuel prices; vehicle electrification; and government regulations. Reduced demand in the market segments we currently supply could have a material adverse impact on our results of operations and financial condition, or our ability to invest in the necessary research and development activities to grow our electrification business.

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

Our Senior Secured Credit Facilities, comprised of our Revolving Credit Facility, as well as our Term Loan A Facility and Term Loan B Facility, and our senior unsecured notes, contain customary affirmative and negative covenants. Some or, with respect to certain covenants, all of these agreements include financial covenants based on leverage and cash interest expense coverage ratios and limitations on Holdings, AAM Inc., and their restricted subsidiaries to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets.

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

Our business and financial results are affected by fluctuations in the global financial markets, including interest rates and currency exchange rates. Failure to respond timely to these fluctuations, or failure to effectively hedge these risks when possible, could lead to a material adverse impact on our results of operations and financial condition. Future business operations and opportunities, including potential expansion of our business outside North America, may further increase the risk that cash flows resulting from these global operations may be adversely affected by changes in interest rates or currency exchange rates.

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

We have business and technical offices and manufacturing facilities in multiple countries outside the U.S. International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, tariffs or import restrictions, compliance with customs regulations, nationalization, immigration policies, expropriation and other governmental action. Our global operations also may be adversely affected by political events, violations of anti-bribery or corruption laws, government sanctions, domestic or international terrorist events and hostilities, geopolitical conflicts, natural disasters and significant weather events, disruptions in the global financial markets, or public health crises, such as pandemic or epidemic illness.

As U.S. companies continue to expand globally, increased complexity exists due to recent changes to corporate tax codes, potential revisions to international tax law treaties and renegotiated trade agreements, including the United States-Mexico-Canada trade agreement. These uncertainties, as well as the potential impacts of these agreements, could have a material adverse effect on our business and our results of operations and financial condition. Our future success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

Further, various stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce, are increasing their expectations of companies to do their part to combat global climate change and its impact, and to conduct their operations in an environmentally sustainable and socially responsible manner with appropriate oversight by senior leadership. We have made public commitments to reduce emissions, conserve resources at our various facilities and further develop a diverse, equitable and inclusive culture. A failure to respond to the expectations and initiatives of our stakeholders or achieve the commitments we have made, could result in damage to our reputation and relationships with various stakeholders. We could also experience adverse impacts to our financial condition due to volatility in the cost or availability of capital, difficultly obtaining new business or entering into new supplier relationships, a possible loss of market share on our current product portfolio, fines and penalties or difficulty attracting and retaining a skilled workforce.

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

Risks Related to Regulations and Taxes

Negative or unexpected tax consequences, as well as possible changes in foreign and domestic tax laws, could adversely affect our results of operations and financial condition.

The introduction of new laws or regulations, or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us, our customers or suppliers and adversely affect our results of operations and financial condition.

The Organisation for Economic Co-operation and Development (OECD) alongside the Group of Twenty (G-20), announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Framework) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the global economy. Under pillar two, the Framework provides for a global minimum corporate tax rate of 15%, calculated on a country-by-country basis. The Framework agreement must now be implemented by the OECD members who have agreed to the plan, effective in 2024. Although the OECD does not enact tax law, proposals like this or others may lead to substantial changes in enacted tax laws and treaties in the various countries in which we do business and could have a material adverse impact on our results of operations and financial condition.

In addition, there have been changes to tax laws in the U.S., including the introduction of provisions such as the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) provisions, that have increased the complexity of U.S. tax laws and have also increased volatility in our income tax expense and applicable tax rates. Further, GILTI and FDII may not be compliant with the OECD guidelines as drafted in the Framework under pillar two and it is uncertain whether the U.S. will amend these existing rules. Changes to these and other areas of domestic or international tax reform, including future actions taken by governmental authorities, could increase uncertainty and may adversely affect our tax rate, results of operations and cash flows in future years.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. We are also subject to examinations of these income tax returns by the relevant tax authorities. Any negative or unexpected outcomes of these examinations and audits, or any resulting litigation, could have a material adverse impact on our results of operations and financial condition. See Note 9 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending litigation.

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

We have initiated restructuring actions in recent years to reduce cost and realign certain areas of our business and expect to initiate further restructuring actions in future periods. There can be no assurance that such restructuring initiatives will successfully achieve the intended outcomes, or that the charges related to such initiatives will not have a material adverse effect on our results of operations and financial condition.

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

Engaging in acquisitions and joint ventures involves potential risks, including financial risks, risks related to integrating enterprise resource planning systems, and failure to successfully integrate and fully realize the expected benefits of such acquisitions and joint ventures. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage integrations successfully. As we continue our diversification efforts, we may pursue strategic growth initiatives, including through acquisitions and joint ventures. An inability to successfully achieve the levels of organic and inorganic growth from our strategic initiatives could adversely impact our results of operations and financial condition.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Cybersecurity Risk Management, Strategy and Governance

We rely upon information technology (IT) networks and systems to process, transmit and store electronic information, and to manage or support a variety of critical manufacturing and business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal or confidential information, including personally identifiable information, in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our manufacturing and business operations.

We have developed and implemented robust processes for identifying, assessing and managing risks from cybersecurity threats. Cybersecurity risk is included in AAM’s “Top Risks Assessment” under our enterprise risk management program as identified and monitored by our Risk Management Working Group. This group is comprised of leadership from the major functions within AAM and the enterprise risk management program includes the identification and continuous evaluation of the risks associated with the systems and information most critical to AAM and the processes and controls in place to protect the systems and information.

In addition, the AAM Information Security Council (ISC), comprised of leadership representatives from across the organization, meets periodically to discuss current threats and trends and the resulting information security initiatives and priorities. The ISC members provide support for policy changes and insights into how the information security team can most effectively educate, communicate, and support AAM. The ISC is led by AAM’s Chief Information Security Officer (CISO), our frontline business leader with regard to cybersecurity risk management. AAM’s CISO has been an IT professional in various capacities for over 25 years and maintains the following certifications: Certified CISO, Certified Information Systems Security Professional, Certified Cloud Security Professional, and Certified Information Privacy Technologist.

Further, in support of our information security program, we utilize certain third-party service providers, primarily in the following capacities: 1) incident response partners that assist with performing incident simulations and who are available to assist in the event of an actual cybersecurity incident; 2) consultants to conduct penetration testing on AAM systems and certain third-party systems, as necessary; and 3) auditors to assist with testing IT controls and performing gap analysis over IT processes and procedures. AAM’s CISO manages and monitors these third-party service provider relationships and works closely with AAM’s information security, procurement, legal and internal audit departments to ensure proper evaluation and security assessment of critical third-party service providers and data processors.

Our Board of Directors and its committees play an active role in overseeing our key risks. Our cybersecurity risk management processes and strategy are governed by the Audit Committee of our Board of Directors. Management provides quarterly reports to the Audit Committee that include, among other items: 1) AAM’s cybersecurity scorecard, which includes certain key performance indicators (KPIs) and provides quantitative measures of these KPIs; 2) industry security trends and outlook; 3) an update on AAM’s security program and roadmap; 4) current quarter IT security accomplishments; and 5) IT security priorities for the following quarter. In addition, on an annual basis, management reports to the Audit Committee the results of our system availability and disaster recovery testing for AAM’s enterprise systems, as well as the results of our incident response testing and corresponding action plans.

Although no cybersecurity incidents during the year ended December 31, 2023 had a material impact on our strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See Item 1A. Risk Factors for additional discussion regarding AAM’s IT and cybersecurity risks.

Item 2.Properties

The table below summarizes our global manufacturing locations and administrative, engineering or technical locations:

	Manufacturing			Corporate, Business Offices, Engineering and Technical Centers
Country	Driveline		Metal Forming

Brazil	1		4	—

China	4		1	2

Czech Republic	—		3	—

England	1		—	—

France	2		—	—

Germany	1		5	1

India	3		—	2

Japan	—		—	1

Luxembourg	—		—	1

Mexico	7	(a)	6	—

Poland	1		—	—

Romania	—		1	—

Scotland	1		—	—

South Korea	1		—	—

Spain	1		1	—

Sweden	—		—	1

Thailand	1		—	—

United States of America	2		21	5

Total	26		42	13
(a) The seven Driveline locations in Mexico include our Guanajuato Manufacturing Complex, which is comprised of six plants.

We believe that our property and equipment is properly maintained and in good operating condition. We will continue to evaluate capacity requirements in light of current and projected market conditions. We also intend to continue redeploying assets in order to increase our capacity utilization and reduce future capital expenditures to support program launches.

Item 3.Legal Proceedings

See Note 9 - Income Taxes and Note 11 - Commitments and Contingencies in Item 8, "Financial Statements and Supplementary Data" for discussion of legal proceedings and the effect on AAM.

Item 4.     Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.” We had approximately 151 stockholders of record as of February 13, 2024.

Dividends

We did not declare or pay any cash dividends on our common stock in 2023. Our Amended and Restated Credit Agreement associated with our Senior Secured Credit Facilities limits our ability to declare or pay dividends or distributions on capital stock.

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

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 39% of our consolidated net sales in 2023, 40% in 2022, and 37% in 2021.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 16% of our consolidated net sales in 2023, 18% in 2022 and 19% in 2021.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 12% of our consolidated net sales in 2023, 2022 and 2021.

No other customer represented 10% or more of consolidated net sales during these periods.

Work Stoppage of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW Work Stoppage)

In the third quarter of 2023, the collective bargaining agreements between the UAW and our three largest customers expired and the UAW initiated work stoppages at certain of the manufacturing locations of these customers. The work stoppages continued into the fourth quarter of 2023 and we estimate that the total third and fourth quarter impact on our sales and pre-tax income of the UAW Work Stoppage was approximately $99 million and $27 million, respectively.

New labor agreements between the UAW and our three largest customers were ratified in November 2023 and resulted in compensation increases for the UAW associates. There can be no assurance that such future negotiations, whether between AAM and the labor unions representing certain of our hourly associates or between our customers or suppliers and the labor unions representing certain of their hourly associates, will not result in additional labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition, our ability to compete for future business or our ability to attract and retain qualified associates.

Supply Chain Constraints Impacting the Automotive Industry

The automotive industry continues to experience significant disruptions in the supply chain, including volatility in metal, commodity and utility costs, increased transportation costs, higher labor costs and labor shortages. As a result, we have continued to experience volatility in our production schedules, including manufacturing downtime, often with limited notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our results of operations and cash flows during these periods. In addition, during 2023, we experienced lower margins at certain of our locations as a result of production inefficiencies and capacity constraints due, in part, to labor shortages impacting our operations. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue in 2024. Due to the ongoing uncertainty associated with these supply chain constraints, the ultimate impact on our net sales, results of operations and cash flows is unknown.

INDUSTRY TRENDS

There are a number of significant trends affecting the markets in which we compete. Intense competition, volatility in the price of raw materials, including steel, aluminum, and other metallic materials, and resources used in vehicle electrification and electronic components, labor shortages and increased labor costs, fluctuations in exchange rates and interest rates and significant pricing pressures remain. At the same time, there is a focus on investing in future products that will incorporate the latest technology and meet changing customer demands as certain original equipment manufacturers (OEMs) place increased emphasis on the development of battery and hybrid electric vehicles. The ability to respond timely to the continued advancement of technology and product innovation, as well as the ability to enhance cost reduction initiatives and continue to source programs on a global basis, are critical to attracting and retaining business in our global markets.

INDUSTRY SHIFT TO VEHICLE ELECTRIFICATION AND INCREASED DEMAND FOR EMISSIONS REDUCTIONS The electrification of vehicles continues to expand, driven by a shift in focus by certain OEMs toward battery and hybrid electric vehicles, government regulations related to emissions, such as the Corporate Average Fuel Economy standards, and consumer demand for greater vehicle performance, enhanced functionality, increased electronic content and vehicle connectivity, reduced environmental impact and affordable convenience options. As vehicle electrification and electronic components become an increasingly larger focus for OEMs and suppliers, the industry has seen, and will likely continue to see, competition to develop and market new and alternative technologies and fuel types, including from new market entrants such as non-traditional automotive companies and technology companies. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of this new technology.

An area of focus will be the product development cycle and bridging the gap between the shorter development cycles of information technology (IT) software and controls and the longer development cycles of traditional powertrain components. OEMs and suppliers are developing new products, such as hybrid and electric vehicles and the associated vehicle components, and are improving existing products to reduce emissions through lightweighting and efficiency initiatives, such as higher speed transmissions, and downsized engines. The success and continued growth of vehicle electrification will be dependent, in part, on the industry's ability to overcome various barriers to adoption of electric vehicles, including end user acceptance, higher vehicle cost, limited offerings, safety concerns and a lack of necessary vehicle charging infrastructure.

We are responding, in part, with ongoing research and development (R&D) activities to develop hybrid and electric driveline systems and related subsystems and components. Since 2020, AAM has been awarded five PACE Awards demonstrating our innovation leadership in electrification. These awards include a PACE award as well as a PACE Innovation Partnership award related to AAM's electric drive technology on the Mercedes-AMG GT 63 S E Performance and a PACEpilot Innovation to Watch award for our highly integrated three-in-one wheel-end electric drive unit in 2022, and a PACE Innovation Award and a PACE Partnership Award for the front and rear electric drive units featured on the Jaguar all-electric AWD crossover vehicle in 2020.

We have continued to enhance our product portfolio to allow us to meet our customers' needs for high performance vehicles with reduced emissions and reduced environmental impact. Through our e-drive systems, e-Beam axle technology, lightweight axles, high-efficiency axles, all-wheel drive systems, high-strength connecting rod technology and refined vibration control systems, we have significantly advanced our efforts to improve ride and handling performance, while reducing emissions and mass. To date, our hybrid and electric driveline systems have been awarded multiple contracts and received multiple awards, and our efforts have positioned us to compete in the evolving global marketplace.

INCREASED FOCUS ON ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) INITIATIVES AND REPORTING There has been a growing focus on ESG initiatives and reporting, including those related to Diversity, Equity, and Inclusion (DEI), by industry stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce. These topics are increasingly driving decisions made by our stakeholders. Particularly within the automotive industry, trends toward electrification and reduced emissions have increased focus on the environmental impact of OEMs and suppliers. The ability of OEMs and suppliers to continually communicate and meet expectations on ESG programs and initiatives, and comply with expanding regulatory requirements, will impact their competitive advantage to attract and retain business, as well as a skilled workforce.

We have responded to this trend by implementing and launching programs and initiatives addressing each topic under ESG, such as E4 (E-to-the-fourth), AAM’s energy and environmental sustainability program to drive continuous improvement in our operations by reducing energy consumption, greenhouse gas (GHG) emissions and water use while minimizing waste and lessening the environmental impact of our production operations. Also, as part of our continued focus on reducing GHG emissions, we have committed to reaching net-zero carbon emissions by 2040, and have received the validation of our net-zero emissions targets by the climate-action organization Science Based Targets Initiative (SBTi). The SBTi is a partnership between CDP (formerly known as the Climate Disclosure Project), the United Nations Global Compact, World Resources Institute (WRI) and the World Wide Fund for Nature (WWF) that drives ambitious climate action in the private sector by enabling companies to set greenhouse gas emissions reduction targets that are in line with what the latest climate science deems necessary to meet the goals of international agreements on climate change, such as the Paris Agreement.

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

An in-depth review of non-financial metrics and strategies related to our ESG initiatives and programs is included in our annual Sustainability Report, which includes more details on our sustainability programs, initiatives and future objectives. This report and other ESG areas of focus, such as AAM’s leadership, are made available to stakeholders through our company website. While evolving expectations, expanding regulatory requirements and reporting standards are driving increased ESG reporting, this trend aligns with our cultural values and commitment to profitably grow our business in a way that is sustainable and socially responsible.

CONSUMER PREFERENCE AND OEM PRODUCTION FAVORING LIGHT TRUCKS, CROSS-OVER VEHICLES (CUVs) AND SPORT-UTILITY VEHICLES (SUVs) There continues to be increased demand for light trucks, CUVs and SUVs in certain markets, while demand for passenger cars has decreased. This increase in demand for light trucks, CUVs and SUVs has been driven by changes in consumer preference as technology advancements have made these vehicles lighter and more efficient. Certain OEMs are responding to this change in consumer preference by shifting their focus to developing and manufacturing these types of vehicles, resulting in a significant reduction of passenger car vehicle programs, especially in North America. We have benefited from this trend as a significant portion of our business supports light truck, CUV and SUV programs in North America.

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

The cyclical nature of the automotive industry, volatile commodity prices, the shifting demands of consumer preference, regulatory requirements and trade agreements require OEMs and suppliers to remain agile with regard to product development and global capability. A critical objective for OEMs and suppliers is the ability to meet these global demands while effectively managing costs. Some OEMs and suppliers may be preparing for these challenges through merger and acquisition activity, development of strategic partnerships and reduction of vehicle platform complexity. In order to effectively drive technology development, recognize cost synergies, and increase global footprint, the industry may continue to see consolidation in the supply base as companies recognize and respond to the need for scalability.

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

With population growth, increased government regulations to ease congestion and generational shifts in preferences, it is expected that the markets for autonomous vehicles and ride-sharing services will continue to grow, which could cause a change in the type of vehicles utilized. However, the growth in these areas will be dependent on, among other things, cost and availability to end users, continued establishment of infrastructure and advancements in technological capabilities.

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

	(units in millions, except percentages)
	2024 Outlook	% change	2023	% change	2022
North America	15.8	1.3%	15.6	9.1%	14.3

Source: S&P Global Mobility, January 2024

Production volumes in North America increased in 2023, as compared to 2022, as the impact of supply chain constraints lessened. We expect production volumes in North America to be approximately 15.8 million units in 2024 and we expect volumes in all other geographic regions in which we operate to be flat to modest increases as compared to 2023.

The discussion of our Results of Operations, Reportable Segments, and Liquidity and Capital Resources for 2022, as compared to 2021, can be found within "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 17, 2023, which discussion is incorporated herein by reference.

RESULTS OF OPERATIONS

NET SALES

	Year Ended December 31,
(in millions)	2023	2022	Change	Percent Change
Net sales	$6,079.5	$5,802.4	$277.1	4.8%

The increase in net sales in 2023, as compared to 2022, primarily reflects approximately $193 million as a result of our acquisition of Tekfor that was completed in June of 2022 and increased production volumes on certain vehicle programs that we support, including those associated with program launches in 2023 from our new and incremental business backlog. These increases were partially offset by a reduction in sales of approximately $107 million associated with the net effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

COST OF GOODS SOLD

	Year Ended December 31,
(in millions)	2023	2022	Change	Percent Change
Cost of goods sold	$5,455.2	$5,097.5	$357.7	7.0%

The change in cost of goods sold reflects approximately $196 million as a result of our acquisition of Tekfor that was completed in June of 2022. The remainder of the change in cost of goods sold primarily reflects the impact of increased production volumes, as well as increased manufacturing costs, primarily labor costs, and the impact of production inefficiencies at certain of our locations due, in part, to labor shortages. For the year ended December 31, 2023, material costs were approximately 57% of total cost of goods sold, as compared to approximately 60% for the year ended December 31, 2022. The decrease in material costs as a percentage of cost of goods sold was primarily the result of lower metal costs and increased labor costs in 2023, as compared to 2022.

GROSS PROFIT

	Year Ended December 31,
(in millions)	2023	2022	Change	Percent Change
Gross profit	$624.3	$704.9	$(80.6)	(11.4)%

Gross margin was 10.3% in 2023 as compared to 12.1% in 2022. Gross profit and gross margin were impacted by the factors discussed in Net sales and Cost of goods sold above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	Year Ended December 31,
(in millions)	2023	2022	Change	Percent Change
Selling, general and administrative expenses	$366.9	$345.1	$21.8	6.3%

SG&A as a percentage of net sales was 6.0% in 2023 as compared to 5.9% in 2022. R&D expense, net of engineering, design and development recoveries, was $155.4 million in 2023, as compared to $144.0 million in 2022. In addition to the increase in R&D expense, the change in SG&A expense in 2023, as compared to 2022, was primarily attributable to increased compensation-related expense, including approximately $4.0 million associated with the impact of an additional five months of expense in 2023 for Tekfor as we completed the acquisition in June of 2022.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense for the year ended December 31, 2023 was $85.6 million as compared to $85.7 million for the year ended December 31, 2022.

RESTRUCTURING AND ACQUISITION-RELATED COSTS Restructuring and acquisition-related costs were $25.2 million in 2023 and $30.2 million in 2022. As part of our restructuring actions, we incurred severance charges of approximately $7.2 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $11.1 million during 2023. In 2022, we incurred severance charges of approximately $3.5 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $18.2 million. We expect to incur approximately $10 million to $20 million of total restructuring costs in 2024.

We incurred integration charges of $6.9 million in 2023 as we furthered the integration of Tekfor. This compares to $8.5 million of acquisition-related costs and integration charges incurred in 2022 primarily related to the acquisition of Tekfor. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred, and integration expenses primarily reflect costs for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. We expect to incur up to $5 million of integration costs in 2024 as we complete our integration activities related to the Tekfor acquisition. See Note 2 - Restructuring and Acquisition-Related Costs for further detail.

OPERATING INCOME Operating income was $146.6 million in 2023 as compared to $243.9 million in 2022. Operating margin was 2.4% in 2023 as compared to 4.2% in 2022. The changes in operating income and operating margin in 2023, as compared to 2022, were primarily due to the factors discussed in Net sales, Cost of goods sold and SG&A above.

INTEREST EXPENSE Interest expense was $201.7 million in 2023 and $174.5 million in 2022. The change in interest expense in 2023, as compared to 2022, was primarily the result of increased interest rates on our variable rate debt as the weighted-average interest rate of our total debt outstanding was 6.8% in 2023 and 5.7% in 2022. We expect our interest expense in 2024 to be approximately $190 million to $200 million.

INTEREST INCOME Interest income was $26.2 million in 2023 and $17.0 million in 2022. Interest income primarily includes interest earned on cash and cash equivalents, the deferred payment obligation associated with the sale of our former Casting segment, as well as the impact of the interest rate differential on our fixed-to-fixed cross-currency swap. The increase in interest income in 2023, as compared to 2022, is primarily attributable to increased interest rates on our cash and cash equivalents.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2023 and 2022:

Debt refinancing and redemption costs In 2023, we made voluntary prepayments totaling $26.0 million on our Term Loan A Facility and $20.2 million on our Term Loan B Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In the fourth quarter of 2023, we voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $0.9 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In March 2022, we entered into the Amended and Restated Credit Agreement (Amended and Restated Credit Agreement). As a result, we expensed $0.2 million of debt refinancing costs related to the Amended and Restated Credit Agreement in 2022. See Note 4 - Long-Term Debt for further detail on the Amended and Restated Credit Agreement.

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

Gain on bargain purchase of business On June 1, 2022, our acquisition of Tekfor became effective, which resulted in a gain on bargain purchase of $13.6 million for the year ended December 31, 2022. See Note 16 - Acquisitions and Dispositions for additional detail on this acquisition.

Pension curtailment and settlement charges For the year ended December 31, 2023, we recognized $1.3 million of pension curtailment and settlement charges primarily associated with certain restructuring activities initiated in 2023.

Unrealized gain (loss) on equity securities We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported as an unrealized holding gain or loss within Other income (expense), net in our Consolidated Statements of Operations. As of December 31, 2023, our investment in REE shares was valued at $0.8 million resulting in an unrealized loss of $1.1 million for the year ended December 31, 2023. This compares to an unrealized loss of $25.5 million associated with our investment in REE shares for the year ended December 31, 2022.

Other income (expense), net We include the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service costs in Other income (expense), net, which was income of $8.1 million in 2023, as compared to expense of $1.8 million in 2022.

INCOME TAX EXPENSE Income tax expense was $9.1 million in 2023, as compared to $2.0 million in 2022. Our effective income tax rate was (37.1)% in 2023, as compared to 3.0% in 2022. In the year ended December 31, 2023, we recognized income tax expense of approximately $36.1 million attributable to both increased valuation allowances on disallowed interest expense in the U.S., as well as net income tax expense resulting from various changes in determinations related to the potential realization of deferred tax assets and the resulting establishment of, and release of, valuation allowances in certain foreign jurisdictions. These income tax expenses were partially offset by a net income tax benefit of approximately $26.1 million resulting from various internal reorganization and restructuring actions during the year, which in turn was partially offset by the associated impact on our foreign derived intangible income and disallowed interest deductions in the U.S. In the year ended December 31, 2022, we recognized a net income tax benefit of $7.5 million related to the release of a valuation allowance in a foreign jurisdiction.

Our effective income tax rate for the year ended December 31, 2023 varies from our effective income tax rate for the year ended December 31, 2022 primarily as a result of the impact of the discrete items noted above, the mix of earnings on a jurisdictional basis, and as a result of the $13.6 million gain on bargain purchase of business as a result of the Tekfor acquisition in 2022, which was not subject to income tax.

For the year ended December 31, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily as a result of the impact of the discrete items noted above, as well as favorable foreign tax rates and the impact of tax credits. For the year ended December 31, 2022, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the gain on bargain purchase of business, the discrete items noted above and the benefit from foreign derived intangible income deductions in the U.S.

Due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, as well as the potential impact of geopolitical conflicts or events and macroeconomic factors, including sustained or increased inflation, we may experience lower than projected earnings in certain jurisdictions in future periods, and as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS) Net loss was $33.6 million in 2023 as compared to net income of $64.3 million in 2022. Diluted loss per share was $0.29 in 2023 as compared to diluted income per share of $0.53 in 2022. Net income (loss) and EPS were primarily impacted by the factors discussed above.

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

In the first quarter of 2023, we moved a plant location that was previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for years ended December 31, 2022 and December 31, 2021 have been recast to reflect this reorganization.

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the years ended December 31, 2023 and December 31, 2022.

The following tables outline our sales and Segment Adjusted EBITDA for each of our reportable segments for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31, 2023

	Driveline	Metal Forming	Total
Sales	$4,176.7	$2,454.3	$6,631.0
Less: Intersegment sales	0.2	551.3	551.5
Net external sales	$4,176.5	$1,903.0	$6,079.5

Segment adjusted EBITDA	$543.6	$149.7	$693.3

	Year Ended December 31, 2022

	Driveline	Metal Forming	Total
Sales	$4,063.5	$2,280.7	$6,344.2
Less: Intersegment sales	—	541.8	541.8
Net external sales	$4,063.5	$1,738.9	$5,802.4

Segment adjusted EBITDA	$510.9	$236.4	$747.3

	Year Ended December 31, 2021

	Driveline	Metal Forming	Total
Sales	$3,695.3	$1,912.8	$5,608.1
Less: Intersegment sales	0.2	451.3	451.5
Net external sales	$3,695.1	$1,461.5	$5,156.6

Segment adjusted EBITDA	$541.8	$291.5	$833.3

The increase in Driveline sales for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily the result of increased production volumes on certain vehicle programs that we support, including those associated with program launches in 2023 from our new and incremental business backlog. For the year ended December 31, 2023, as compared to the year ended December 31, 2022, there was a reduction in Driveline sales of approximately $76 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange translation.

The increase in Metal Forming sales for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily reflects approximately $193 million associated with the acquisition of Tekfor, as well as the impact of increased production volumes on certain vehicle programs that we support. These increases were partially offset by a net reduction of approximately $31 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange translation.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. For the year ended December 31, 2023, as compared to the year ended December 31, 2022, the increase in Segment Adjusted EBITDA for the Driveline segment was primarily attributable to the impact of increased production volumes on certain vehicle programs that we support, as well as an increase of approximately $21 million attributable to the net effect of metal market pass-throughs to our customers and the impact of foreign exchange translation. These favorable impacts were partially offset by increased labor costs and program launch costs.

For the year ended December 31, 2023, as compared to the year ended December 31, 2022, Segment Adjusted EBITDA for the Metal Forming segment was reduced by approximately $14 million as a result of the effect of metal market pass-throughs to our customers and the impact of foreign exchange translation. In 2023, Metal Forming Segment Adjusted EBITDA was also impacted by $7 million of expense related to a field action with one of our largest customers. The remainder of the change in Segment Adjusted EBITDA for the Metal Forming segment was attributable to increased manufacturing costs, primarily labor costs, as well as the impact of production inefficiencies at certain of our locations due, in part, to labor shortages.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, loss on the sale of a business, unrealized gains or losses on equity securities, pension curtailment and settlement charges and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss)	$(33.6)	$64.3	$5.9
Interest expense	201.7	174.5	195.2
Income tax expense (benefit)	9.1	2.0	(4.7)
Depreciation and amortization	487.2	492.1	544.3
EBITDA	$664.4	$732.9	$740.7
Restructuring and acquisition-related costs	25.2	30.2	49.4
Debt refinancing and redemption costs	1.3	6.4	34.0
Loss on sale of business	—	—	2.7
Unrealized loss (gain) on equity securities	1.1	25.5	(24.4)
Pension curtailment and settlement charges	1.3	—	42.3
Non-recurring items:
Malvern Fire insurance recoveries, net of charges	—	(39.1)	(11.4)
Gain on bargain purchase of business	—	(13.6)	—
Acquisition-related fair value inventory adjustment	—	5.0	—
Total Segment Adjusted EBITDA	$693.3	$747.3	$833.3

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures, R&D spending, including further development of our electrification product portfolio, and working capital requirements, in addition to advancing our strategic initiatives. At December 31, 2023 we had approximately $1.5 billion of liquidity consisting of approximately $520 million of cash and cash equivalents, approximately $892 million of available borrowings under our Revolving Credit Facility and approximately $85 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2026. We believe that operating cash flow, available cash and cash equivalent balances and available committed borrowing capacity under our Senior Secured Credit Facilities and foreign credit facilities will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash provided by operating activities was $396.1 million in 2023 as compared to $448.9 million in 2022. The following factors impacted cash provided by operating activities:

Impact of Supply Chain Constraints In both 2023 and 2022, we experienced an adverse impact on cash flows from operating activities as a result of the significant supply chain constraints that continued to impact the automotive industry, including volatility in metal, commodity and utility costs, shortages of certain raw materials and components, increased transportation costs, higher labor costs and labor shortages. We expect these supply chain constraints and the associated volatility in our operations to continue into 2024.

Accounts receivable For the year ended December 31, 2023, we experienced an increase in cash flow from operating activities of approximately $46 million related to the change in our accounts receivable balance from December 31, 2022 to December 31, 2023, as compared to the change in our accounts receivable balance from December 31, 2021 to December 31, 2022. This change was primarily attributable to the timing of sales to customers in the applicable periods. The change was also the result of timing of collections on customer receivables as we participate in an early payment program offered by our largest customer, which allows us to sell certain of our North American receivables from this customer to a third party at our discretion. We utilize this program from time to time.

Other assets and liabilities For the year ended December 31, 2023, we experienced an increase in cash flow from operating activities of $27.2 million related to our variable-to-fixed interest rate swaps which were discontinued in the third quarter of 2023 and were in an asset position on the date that they were discontinued.

Interest paid Interest paid in 2023 was $186.4 million as compared to $172.6 million in 2022. The change in interest paid was primarily the result of increased interest rates on our variable rate debt. See Note 4 - Long-Term Debt for additional detail.

Income taxes Income taxes paid, net was $54.9 million in 2023, as compared to $40.4 million in 2022. In 2023, we paid $10.1 million as a result of the Notice of Tax Due that was received from the Internal Revenue Service in the fourth quarter of 2022. See Note 9 - Income Taxes for additional detail regarding the Notice of Tax Due. In 2022, we received an income tax refund of $5.4 million related to the utilization of net operating losses under the provisions of the CARES Act.

As of December 31, 2023 and December 31, 2022, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $38.1 million and $40.5 million, respectively.

Restructuring and acquisition-related costs We incurred $25.2 million and $30.2 million of charges related to restructuring and acquisition-related costs in 2023 and 2022, respectively, and a significant portion of these charges were cash charges. In 2024, we expect restructuring and acquisition-related payments to be between $15 million and $25 million for the full year.

Pension and other postretirement benefits (OPEB) Our cash payments for OPEB, net of GM cost sharing, were $12.5 million in 2023 and $11.9 million in 2022. This compares to our annual postretirement cost of $1.3 million in 2023 and $8.3 million in 2022. We expect our cash payments for OPEB obligations in 2024, net of GM cost sharing, to be approximately $11.0 million.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2024 to be less than $1.0 million.

Malvern Fire In 2023 and 2022, we received $24.0 million and $29.1 million, respectively, of cash reimbursements and advances under our insurance policies, of which $7.0 million and $12.1 million, respectively, were associated with operating expenses incurred as a result of the Malvern Fire and have been presented as operating cash inflows in our Consolidated Statements of Cash Flows for these periods. See Note 15 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

INVESTING ACTIVITIES For the year ended December 31, 2023, net cash used in investing activities was $184.5 million as compared to $243.0 million for the year ended December 31, 2022. Capital expenditures were $194.6 million in 2023 and $171.4 million in 2022. We expect our capital spending in 2024 to be 4.0% to 4.5% of sales, which includes support for our global program launches in 2024 and 2025 within our new and incremental business backlog, as well as program capacity increases and future launches of replacement programs.

On June 1, 2022, our acquisition of Tekfor became effective and we paid approximately $80 million, net of cash acquired, which was funded entirely with cash on hand. Also in 2022, we made payments for the acquisition of a supplier in Mexico and began to pay the deferred consideration of $2.5 million per year for 2022 through 2025 associated with our acquisition of Emporium that was completed in 2021. See Note 16 - Acquisitions and Dispositions for further detail.

In both 2023 and 2022, we received $17.0 million of cash associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire. This cash received has been classified as investing cash inflows in both periods based on the nature of the associated loss incurred.

FINANCING ACTIVITIES Net cash used in financing activities was $205.5 million in 2023, compared to net cash used in financing activities of $217.2 million in 2022. Total debt outstanding, net of debt issuance costs, was $2,768.9 million at year-end 2023 and $2,921.0 million at year-end 2022. The change in total debt outstanding, net of issuance costs, at year-end 2023, as compared to year-end 2022, was primarily due to the factors noted below.

Senior Secured Credit Facilities Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement including a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility), which was entered into on March 11, 2022 and was amended on December 13, 2022 and June 28, 2023 (the Amended and Restated Credit Agreement). In connection with the Amended and Restated Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries are parties to a collateral agreement and guarantee agreement with the financial institutions party thereto.The Amended and Restated Credit Agreement includes customary covenants, including a total net leverage ratio covenant, a cash interest expense coverage ratio covenant, and certain covenants restricting the ability of Holdings, AAM, Inc. and certain subsidiaries of Holdings to create, incur, assume or permit to exist certain additional indebtedness and liens, to make investments and to make or agree to pay or make certain restricted payments, voluntary payments and distributions.

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

In June 2023, Holdings and AAM, Inc. entered into the First Amendment to the Amended and Restated Credit Agreement (the First Amendment). We paid debt issuance costs of $3.2 million in the year ended December 31, 2023 related to the First Amendment.

Also in 2023, we made voluntary prepayments totaling $26.0 million on our Term Loan A Facility and $20.2 million on our Term Loan B Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In March 2022, Holdings and AAM, Inc. entered into the Amended and Restated Credit Agreement. See Note 4 - Long-Term Debt for further detail on the Amended and Restated Credit Agreement. As a result, we expensed $0.2 million of debt refinancing costs, paid accrued interest of $1.0 million, and paid debt issuance costs of $4.5 million in 2022 related to the Amended and Restated Credit Agreement.

In December 2022, Holdings and AAM, Inc. entered into the Refinancing Facility Agreement, under the Amended and Restated Credit Agreement and established a new Term Loan B Facility of $675.0 million. The proceeds from the Refinancing Facility Agreement, together with $50.0 million cash on hand and the proceeds of a $25.0 million borrowing under the Revolving Credit Facility, were used to (a) prepay the entire principal amount of the then outstanding term loan B facility, (b) pay all accrued and unpaid interest due under the then outstanding term loan B facility and (c) pay fees, costs and expenses payable in connection with the refinancing of the Term Loan B Facility. We expensed $0.4 million of debt refinancing costs, paid accrued interest of $2.4 million, and paid debt issuance costs of $26.9 million related to the Refinancing Facility Agreement.

In 2022, prior to entering into the Refinancing Facility Agreement, we made voluntary prepayments totaling $100.0 million on our then outstanding term loan B facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

At December 31, 2023, $892.3 million was available under the Revolving Credit Facility. This availability reflects a reduction of $32.7 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

Redemption of 6.25% Notes due 2026 In the fourth quarter of 2023, we voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $0.9 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. In the fourth quarter of 2023, we also completed an open market repurchase of our 6.25% Notes due 2026 of $2.4 million.

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

Foreign Credit Facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries.  At December 31, 2023, $51.8 million was outstanding under our foreign credit facilities and an additional $84.7 million was available, as compared to December 31, 2022, when $72.7 million was outstanding under our foreign credit facilities and an additional $57.8 million was available.

Treasury stock Treasury stock increased by $14.7 million in 2023 to $232.9 million, as compared to $218.2 million at year-end 2022, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

Dividend program We have not declared or paid any cash dividends on our common stock in 2023 or 2022.

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

The expected future interest obligations associated with our current and long-term debt and finance lease obligations are approximately as follows: $197 million in 2024, $192 million in 2025, $182 million in 2026, $129 million in 2027, $102 million in 2028, and $89 million in 2029 and thereafter.

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

Statement of Operations Information	(in millions)
	Year Ended December 31, 2023	Year Ended December 31, 2022
Net sales	$4,376.7	$4,429.5
Gross profit	339.2	445.2
Income (loss) from operations	(91.4)	25.1
Net loss	(182.4)	(59.7)

Balance Sheet Information	(in millions)
	December 31, 2023	December 31, 2022
Current assets	$1,009.2	$1,061.9
Noncurrent assets	2,723.4	2,317.9

Current liabilities	1,512.2	1,360.4
Noncurrent liabilities	3,252.2	3,345.3

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At December 31, 2023 and December 31, 2022, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $1,090 million and $945 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $580 million and $620 million, respectively.

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

LEGAL PROCEEDINGS

See Note 9 - Income Taxes and Note 11 - Commitments and Contingencies in Item 8, "Financial Statements and Supplementary Data" for discussion of legal proceedings and the effect on AAM.

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

As of December 31, 2023, we have a valuation allowance of approximately $267.1 million related to net deferred tax assets in several foreign jurisdictions and U.S. federal, state and local jurisdictions. As of December 31, 2022 and 2021, our valuation allowance was $217.5 million and $201.7 million, respectively.
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
Further, due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, as well as the potential impact of geopolitical conflicts or events and macroeconomic factors, including sustained or increased inflation, we may experience lower than projected earnings in certain jurisdictions in future periods and, as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

Unrecognized Income Tax Benefits

We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position: and (2) for those positions that meet the "more likely than not" recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit). As of December 31, 2023 and 2022, we had a liability for unrecognized income tax benefits and related interest and penalties of $38.1 million and $40.5 million, respectively. We continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and adjust our estimated liability as necessary.
Other Income Tax Matters - Pending Tax Litigation

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS's administrative appeals process. No resolution was reached in the appeals process and, in September 2022, the IRS issued a Notice of Deficiency. The IRS subsequently issued a Notice of Tax Due in December 2022 and AAM paid the assessed tax and interest of $10.1 million in January 2023. We filed a claim for refund for the amount of tax and interest paid related to this matter for the 2015 tax year and, in December 2023, we filed suit in the U.S.Court of Federal Claims.
We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the year ended, December 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by AAM to the IRS in 2023. As of December 31, 2023, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $300 million to $350 million.
PENSION AND OTHER POSTRETIREMENT BENEFITS In calculating our assets, liabilities and expenses related to pension and OPEB, key assumptions include the discount rate, expected long-term rates of return on plan assets, mortality projections and rates of increase in health care costs.

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2023, the weighted-average discount rates determined on that basis were 5.15% for the valuation of both our pension benefit obligations and the valuation of our OPEB obligations. The discount rates used in the valuations of our non-U.S. pension obligations were based on hypothetical yield curves developed from corporate bond yield information within each regional market. In 2023, the weighted-average discount rate determined on that basis was 4.50% for our non-U.S. plans. The expected weighted-average long-term rates of return on our plan assets were 6.75% for our U.S. plans, and 4.90% for our non-U.S. plans in 2023.

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

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2023, actual trends could result in materially different valuations.

The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2023, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$(23.1)	N/A
Increase in 2023 expense	$0.3	$2.4

No changes in benefit levels or in the amortization of gains or losses have been assumed.

For 2024, we assumed a weighted-average annual increase in the per-capita cost of covered health care benefits of 7.0% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2034 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have increased total expense in 2023 and the postretirement obligation, net of GM cost sharing, at December 31, 2023 by $0.4 million and $8.4 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2023 and the postretirement obligation, net of GM cost sharing, at December 31, 2023 by $0.8 million and $12.2 million, respectively.

AAM and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2023, we estimated $120.0 million in future GM cost sharing. If, in the future, GM were unable to fulfill this financial obligation, our OPEB obligations could be different than our current estimates.

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

Our business is organized into two segments: Driveline and Metal Forming. Under the goodwill guidance, we determined that each of our segments represents a reporting unit. The determination of our reporting units and impairment indicators also require us to make significant judgments. At December 31, 2023 all goodwill was associated with our Driveline reporting unit. As a result of our goodwill impairment test completed in the fourth quarter of 2023, we determined that the fair value of our Driveline reporting unit exceeded its carrying value by approximately 13%. See Note 3 - Goodwill and Other Intangible Assets for further detail regarding our goodwill.

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

In addition to our ordinary warranty provisions with our customers, we may be responsible for certain costs associated with product recalls and field actions, which are recorded at the time our obligation is probable and can be reasonably estimated. In 2023, we recorded $7 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies. We reached agreement on this field action with our customer in the fourth quarter of 2023 and we do not expect to record any additional liabilities associated with this item.

Our warranty accrual was $66.3 million as of December 31, 2023 and $54.1 million as of December 31, 2022. During 2023 and 2022, we made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

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
•supply shortages and the availability of natural gas or other fuel and utility sources in certain regions, labor shortages, including increased labor costs, or price increases in raw material and/or freight, utilities or other operating supplies for us or our customers as a result of pandemic or epidemic illness such as COVID-19, geopolitical conflicts, natural disasters or otherwise;
•a significant disruption in operations at one or more of our key manufacturing facilities;
•risks inherent in transitioning our business from internal combustion engine vehicle products to electric vehicle products;
•negative or unexpected tax consequences, including those resulting from tax litigation;
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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. At December 31, 2023 and December 31, 2022, we had currency forward contracts outstanding with a total notional amount of $206.9 million and $179.9 million, respectively. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $18.8 million at December 31, 2023 and was approximately $16.4 million at December 31, 2022.

In 2022, we discontinued an existing fixed-to-fixed cross-currency swap, which was in an asset position of $9.7 million on the date that it was discontinued. Also in 2022, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. The notional amount of the fixed-to-fixed cross currency swap is €200.0 million, which was equivalent to $220.7 million and $213.9 million at December 31, 2023 and December 31, 2022, respectively. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in foreign currency exchange rates, would be approximately $22.1 million at December 31, 2023 and was approximately $21.4 million at December 31, 2022.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2022, we discontinued an existing variable-to-fixed interest rate swap, which was in an asset position of $6.1 million on the date that it was discontinued. In 2022, and in the first quarter of 2023, we entered into new variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the third quarter of 2023, we discontinued these variable-to-fixed interest rate swaps, which were in an asset position of $27.2 million on the date that they were discontinued.

Also in the third quarter of 2023, we entered into new variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2023, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 14% of our weighted-average interest rate at December 31, 2023) on our long-term debt outstanding at December 31, 2023 would be approximately $4.4 million and was approximately $7.5 million at December 31, 2022, on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Item 8.    Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2023	2022	2021
	(in millions, except per share data)

Net sales	$6,079.5	$5,802.4	$5,156.6

Cost of goods sold	5,455.2	5,097.5	4,433.9

Gross profit	624.3	704.9	722.7

Selling, general and administrative expenses	366.9	345.1	344.2

Amortization of intangible assets	85.6	85.7	85.8

Restructuring and acquisition-related costs	25.2	30.2	49.4

Loss on sale of business (Note 16)	—	—	2.7

Operating income	146.6	243.9	240.6

Interest expense	(201.7)	(174.5)	(195.2)

Interest income	26.2	17.0	10.9

Other income (expense)
Debt refinancing and redemption costs	(1.3)	(6.4)	(34.0)
Gain on bargain purchase of business	—	13.6	—
Pension curtailment and settlement charges	(1.3)	—	(42.3)
Unrealized gain (loss) on equity securities	(1.1)	(25.5)	24.4
Other income (expense), net	8.1	(1.8)	(3.2)

Income (loss) before income taxes	(24.5)	66.3	1.2

Income tax expense (benefit)	9.1	2.0	(4.7)

Net income (loss)	$(33.6)	$64.3	$5.9

Basic earnings (loss) per share	$(0.29)	$0.54	$0.05

Diluted earnings (loss) per share	$(0.29)	$0.53	$0.05

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2023	2022	2021
	(in millions)
Net income (loss)	$(33.6)	$64.3	$5.9

Other comprehensive income (loss)
Defined benefit plans, net of tax of $(0.4) million, $(31.8) million and $(18.2) million in 2023, 2022 and 2021, respectively	1.6	95.0	69.1
Foreign currency translation adjustments	7.4	(38.4)	(10.2)
Changes in cash flow hedges, net of tax of $1.9 million, $(6.5) million and $(3.9) million in 2023, 2022 and 2021, respectively	3.5	32.8	8.5
Other comprehensive income	12.5	89.4	67.4

Comprehensive income (loss)	$(21.1)	$153.7	$73.3

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Balance Sheets
December 31,

	2023	2022
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$519.9	$511.5
Accounts receivable, net	818.5	820.2
Inventories, net	482.9	463.9
Prepaid expenses and other	185.3	197.8
Total current assets	2,006.6	1,993.4

Property, plant and equipment, net	1,760.9	1,903.0
Deferred income taxes	169.4	119.0
Goodwill	182.1	181.6
Other intangible assets, net	532.8	616.2
GM postretirement cost sharing asset	111.9	127.6
Operating lease right-of-use assets	115.6	107.2
Other assets and deferred charges	477.0	421.4
Total assets	$5,356.3	$5,469.4

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$17.0	$75.9
Accounts payable	773.9	734.0
Accrued compensation and benefits	200.1	186.6
Deferred revenue	16.6	28.1
Current portion of operating lease liabilities	21.9	21.1
Accrued expenses and other	172.1	153.6
Total current liabilities	1,201.6	1,199.3

Long-term debt, net	2,751.9	2,845.1
Deferred revenue	70.4	73.4
Deferred income taxes	16.5	10.7
Long-term portion of operating lease liabilities	95.5	87.2
Postretirement benefits and other long-term liabilities	615.5	626.4
Total liabilities	4,751.4	4,842.1

Stockholders' equity
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2023 or 2022	—	—
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2023 or 2022	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
127.4 million and 123.3 million shares issued as of December 31, 2023 and December 31, 2022, respectively	1.3	1.3
Paid-in capital	1,382.6	1,369.2
Accumulated deficit	(283.2)	(249.6)
Treasury stock at cost, 10.3 million shares in 2023 and 8.7 million shares in 2022	(232.9)	(218.2)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(145.3)	(146.9)
Foreign currency translation adjustments	(142.3)	(149.7)
Unrecognized gain on cash flow hedges, net of tax	24.7	21.2
Total stockholders' equity	604.9	627.3
Total liabilities and stockholders' equity	$5,356.3	$5,469.4

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Cash Flows
Year Ended December 31,

	2023	2022	2021
	(in millions)
Operating activities
Net income (loss)	$(33.6)	$64.3	$5.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	487.2	492.1	544.3
Deferred income taxes	(45.7)	(29.5)	(27.2)
Stock-based compensation	13.4	17.7	18.2
Pensions and other postretirement benefits, net of contributions	(19.1)	(11.8)	19.9
Loss on sale of business, net	—	—	2.7
Loss (gain) on disposal of property, plant and equipment, net	5.8	(0.5)	5.8
Unrealized loss (gain) on equity securities	1.1	25.5	(24.4)
Gain on bargain purchase of business	—	(13.6)	—
Debt refinancing and redemption costs	1.3	6.4	34.0
Changes in operating assets and liabilities, net of amounts acquired or disposed
Accounts receivable	7.2	(38.7)	23.1
Inventories	(13.2)	(16.2)	(87.7)
Accounts payable and accrued expenses	58.6	61.1	62.7
Deferred revenue	(16.1)	(16.8)	13.3
Other assets and liabilities	(50.8)	(91.1)	(52.2)
Net cash provided by operating activities	396.1	448.9	538.4

Investing activities
Purchases of property, plant and equipment	(194.6)	(171.4)	(181.2)
Proceeds from sale of property, plant and equipment	0.9	4.7	2.0
Purchase buyouts of leases	(2.1)	(4.0)	—
Proceeds from sale of business, net	—	—	1.0
Acquisition of business, net of cash acquired	(2.5)	(88.9)	(4.9)
Investment in affiliates	(3.2)	(0.4)	(1.1)
Proceeds from insurance claim (Note 15)	17.0	17.0	23.1
Net cash used in investing activities	(184.5)	(243.0)	(161.1)

Financing activities
Proceeds from Revolving Credit Facility	—	25.0	—
Payments of Revolving Credit Facility	(25.0)	—	—
Proceeds from issuance of long-term debt	35.8	247.9	634.7
Payments of long-term debt	(184.8)	(458.3)	(1,017.6)
Debt issuance costs	(3.2)	(31.4)	(9.2)
Purchase of treasury stock	(14.7)	(1.9)	(4.3)
Finance lease obligations and other	(13.6)	1.5	(5.0)
Net cash used in financing activities	(205.5)	(217.2)	(401.4)

Effect of exchange rate changes on cash	2.3	(7.4)	(2.7)

Net increase (decrease) in cash and cash equivalents	8.4	(18.7)	(26.8)

Cash and cash equivalents at beginning of year	511.5	530.2	557.0

Cash and cash equivalents at end of year	$519.9	$511.5	$530.2

Supplemental cash flow information
Interest paid	$186.4	$172.6	$184.9
Income taxes paid, net	$54.9	$40.4	$26.6
Non-cash investing activities: Deferred consideration for acquisition of business	$—	$—	$10.0
See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock			Retained Earnings		Accumulated Other	Noncontrolling
	Shares	Par	Paid-in	(Accumulated	Treasury	Comprehensive	Interest
	Outstanding	Value	Capital	Deficit)	Stock	Loss	in Subsidiaries
	(in millions)

Balance at January 1, 2021	113.3	$1.2	$1,333.3	$(319.8)	$(212.0)	$(432.2)	$2.7

Net income				5.9			—
Changes in cash flow hedges						8.5
Foreign currency translation adjustments						(10.2)	—
Defined benefit plans, net						69.1
Vesting of restricted stock units and performance shares	1.2	0.1
Stock-based compensation			18.2
Purchase of treasury stock	(0.5)				(4.3)
Sale of business (Note 16)							(2.7)
Balance at December 31, 2021	114.0	$1.3	$1,351.5	$(313.9)	$(216.3)	$(364.8)	$—

Net income				64.3			—
Changes in cash flow hedges						32.8
Foreign currency translation adjustments						(38.4)	—
Defined benefit plans, net						95.0
Vesting of restricted stock units and performance shares	0.8	—
Stock-based compensation			17.7
Purchase of treasury stock	(0.2)				(1.9)
Balance at December 31, 2022	114.6	$1.3	$1,369.2	$(249.6)	$(218.2)	$(275.4)	$—

Net loss				(33.6)			—
Changes in cash flow hedges						3.5
Foreign currency translation adjustments						7.4	—
Defined benefit plans, net						1.6
Vesting of restricted stock units and performance shares	4.1	—
Stock-based compensation			13.4
Purchase of treasury stock	(1.6)				(14.7)
Balance at December 31, 2023	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)	$—

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

Amounts due from customers are stated net of allowances for credit losses. We determine our allowances by considering our expected credit losses, in addition to factors such as our previous loss history, customers' ability to pay their obligations to us, and the condition of the general economy and industry as a whole. The allowance for credit losses was $5.3 million and $9.3 million as of December 31, 2023 and 2022, respectively. We write-off accounts receivable when they become uncollectible.

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

INVENTORIES We state our inventories at the lower of cost or net realizable value. The cost of our inventories is determined using the first-in-first-out method. When we determine that our gross inventories exceed usage requirements, or if inventories become obsolete or otherwise not salable, we record a provision for such loss as a component of our inventory accounts.

Inventories consist of the following:

	December 31,
	2023	2022
	(in millions)
Raw materials and work-in-progress	$411.5	$398.9
Finished goods	103.5	92.5
Gross inventories	515.0	491.4
Inventory valuation reserves	(32.1)	(27.5)
Inventories, net	$482.9	$463.9

MAINTENANCE, REPAIR AND OPERATIONS (MRO) MATERIALS We include all spare parts and other durable materials for machinery and equipment that are consumed in the manufacturing process in MRO, which is included in Other assets and deferred charges in our Consolidated Balance Sheets. MRO assets are capitalized at actual cost and amortized on a straight-line basis over a useful life of six years, beginning from their purchase date. Repair costs for MRO assets are expensed in the period incurred. Amortization expense related to MRO was $55.6 million, $56.0 million and $61.6 million for 2023, 2022 and 2021, respectively.

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

We record depreciation and tooling amortization using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $346.0 million, $350.4 million and $396.9 million in 2023, 2022 and 2021, respectively.

Property, plant and equipment consists of the following:

	Estimated			December 31,
	Useful Lives			2023	2022
	(years)			(in millions)
Land	Indefinite			$55.4	$57.8
Land improvements	10	-	15	26.9	26.5
Buildings and building improvements	15	-	40	694.9	682.0
Machinery and equipment	3	-	12	3,771.1	3,739.7
Construction in progress				151.5	140.2
				4,699.8	4,646.2
Accumulated depreciation and amortization				(2,938.9)	(2,743.2)
Property, plant and equipment, net				$1,760.9	$1,903.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2023, 2022 and 2021, we had unpaid purchases of plant and equipment in our accounts payable of $43.1 million, $34.2 million and $20.1 million, respectively.

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

LEASING We record a right of use asset and lease liability when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, if such term exceeds 12 months. We exclude balance sheet recognition of right-of-use assets and associated liabilities for lease terms of 12 months or less for all classes of underlying assets. Options to extend or terminate the agreements have been included in the relevant lease term to the extent that they are reasonably certain to be exercised. For agreements that contain both lease and non-lease components, we account for these agreements as a single lease component for all classes of underlying assets. See Note 14 - Leasing, for more detail on our leases.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the expected life of the borrowings. As of December 31, 2023 and December 31, 2022, our unamortized debt issuance costs were $51.6 million and $60.9 million, respectively. Debt issuance costs associated with our senior unsecured notes, as well as our Term Loan A Facility and Term Loan B Facility (as defined in Note 4 - Long-Term Debt), are recorded as a reduction to the related debt liability. Debt issuance costs of $8.8 million and $9.2 million related to our Revolving Credit Facility (also as defined in Note 4 - Long-Term Debt), are classified as Other assets and deferred charges on our Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and classified as Debt refinancing and redemption costs on our Consolidated Statements of Operations.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CURRENCY TRANSLATION AND REMEASUREMENT We translate the assets and liabilities of our foreign subsidiaries to United States (U.S.) dollars at end-of-period exchange rates. We translate the income statement elements of our foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. These foreign currency gains and losses resulted in net gains of $12.8 million and $1.9 million for the years 2023 and 2022, respectively and a net loss of $1.7 million for the year 2021 in Other income (expense), net.

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

RESEARCH AND DEVELOPMENT COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statements of Operations. R&D spending was $155.4 million, $144.0 million and $116.8 million in 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021, our R&D expense is net of approximately $37.0 million, $20.0 million and $15.0 million, respectively, of costs capitalized as a result of contractual guarantees with customers to recover engineering, design and development costs.

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

We record uncertain tax positions on the basis of a two-step process whereby: 1) we determine whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position: and 2) for those positions that meet the "more likely than not" recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit).

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

EFFECT OF NEW ACCOUNTING STANDARDS

Standards Not Yet Adopted
Accounting Standards Update 2023-07
On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 - Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 enhances existing annual segment requirements to include disclosure of significant segment expenses and other segment items by reportable segment that are regularly used by the Chief Operating Decision Maker (CODM) to evaluate segment performance. This guidance also requires annual disclosure of the title and position of the CODM. ASU 2023-07 also expands interim segment disclosure requirements to include all existing annual segment disclosures in addition to the new disclosure requirements for significant segment expenses and other segment items. This guidance becomes effective at the beginning of our 2024 fiscal year for annual requirements, and at the beginning of our 2025 fiscal year for interim requirements, using a retrospective transition method. We will adopt this guidance retrospectively on January 1, 2024 for the annual requirements and will adopt the interim requirements on January 1, 2025. We are currently assessing the impact that this standard will have on our consolidated financial statements.
Accounting Standards Update 2023-09
On December 14, 2023, the FASB issued ASU 2023-09 - Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. ASU 2023-09 also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance becomes effective at the beginning of our 2025 fiscal year, and may be applied either retrospectively or prospectively. We expect to adopt this guidance on January 1, 2025 and are currently assessing the impact that this standard will have on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In the first quarter of 2020, we initiated a global restructuring program (the 2020 Program). The primary objectives of the 2020 Program were to achieve efficiencies within our corporate and business unit support teams to reduce cost in our business, and to structurally adjust our operations to a new level of market demand based on the impact of COVID-19. From inception of the 2020 Program, we incurred restructuring costs totaling $112.4 million. The 2020 Program has concluded and we do not expect to incur any additional charges under this program.
In 2021, we completed our acquisition of a manufacturing facility in Emporium, Pennsylvania (Emporium), and subsequently ceased production at the facility and relocated the production capacity to other AAM manufacturing facilities. As a result, we incurred a total of $16.5 million of restructuring charges related to the closure of the facility. As of December 31, 2023, we had completed our exit of Emporium and we do not expect to incur any additional charges related to Emporium.
In 2022, we completed our acquisition of Tekfor Group (Tekfor) and in 2023 initiated certain restructuring actions associated with the acquired entities.
In the first quarter of 2024, we initiated a new global restructuring program (the 2024 Program) focused on optimizing our cost structure. We expect to incur costs under the 2024 Program into 2026.
A summary of our restructuring activity for the years 2023, 2022 and 2021 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at January 1, 2021	$1.7	$9.8	$11.5
Charges	2.9	40.3	43.2
Cash utilization	(3.9)	(47.4)	(51.3)
Accrual at December 31, 2021	0.7	2.7	3.4
Charges	3.5	18.2	21.7
Cash utilization	(1.8)	(19.5)	(21.3)
Accrual at December 31, 2022	2.4	1.4	3.8
Charges	7.2	11.1	18.3
Cash utilization	(6.6)	(10.8)	(17.4)
Accrual at December 31, 2023	$3.0	$1.7	$4.7
As part of our restructuring actions during 2023, we incurred severance charges of approximately $7.2 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $11.1 million. In 2023, we incurred $11.8 million of restructuring costs under the 2020 Program, incurred $4.4 million of costs associated with the closure of Emporium, and $2.1 million of costs related to restructuring actions associated with Tekfor.
Approximately $4.9 million and $11.3 million of our total restructuring costs in 2023 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
In 2022, we incurred severance charges of approximately $3.5 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $18.2 million. Approximately $1.6 million and $14.3 million of our total restructuring costs in 2022 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
In 2021, we incurred severance charges of approximately $2.9 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $40.3 million. Approximately $4.7 million and $6.5 million of our total restructuring costs in 2021 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
We expect to incur approximately $10 million to $20 million of total restructuring charges in 2024 as we begin restructuring actions associated with the 2024 Program and continue our restructuring actions associated with Tekfor.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2023 and 2022, we incurred acquisition and integration costs associated with our acquisition of Tekfor, and in 2022 and 2021, we incurred acquisition and integration costs associated with our acquisition of Emporium. In 2021, we also incurred the remaining integration costs associated with our 2017 acquisition of MPG. The following table represents a summary of charges incurred in 2023, 2022 and 2021 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
2023 Charges	$—	$6.9	$6.9
2022 Charges	6.0	2.5	8.5
2021 Charges	0.4	5.8	6.2
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities.
Total restructuring charges and acquisition-related charges of $25.2 million, $30.2 million and $49.4 million are shown on a separate line item titled "Restructuring and Acquisition-Related Costs" in our Consolidated Statements of Operations for 2023, 2022 and 2021, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the year ended December 31, 2023 and the year ended December 31, 2022:

Consolidated
(in millions)
Balance as of January 1, 2022	$183.8
Foreign currency translation	(2.2)
Balance as of December 31, 2022	$181.6
Foreign currency translation	0.5
Balance as of December 31, 2023	$182.1

We conduct our annual goodwill impairment test in the fourth quarter of each year, as well as whenever adverse events or changes in circumstances indicate a possible impairment. In performing this test, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. Fair value of each reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate discount and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. We completed our annual goodwill impairment test for our Driveline reporting unit in the fourth quarter of 2023 and no impairment was identified.

At December 31, 2023, accumulated goodwill impairment losses were $1,435.5 million.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization, as of December 31, 2023 and December 31, 2022:

	December 31,			December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$54.2	$(49.2)	$5.0	$52.2	$(43.2)	$9.0
Customer platforms	856.2	(428.2)	428.0	856.2	(364.7)	491.5
Customer relationships	53.0	(23.1)	29.9	53.0	(19.7)	33.3
Technology and other	154.3	(84.4)	69.9	154.1	(71.7)	82.4
Total	$1,117.7	$(584.9)	$532.8	$1,115.5	$(499.3)	$616.2

Amortization expense for our intangible assets was $85.6 million for the year ended December 31, 2023, $85.7 million for the year ended December 31, 2022, and $85.8 million for the year ended December 31, 2021. Amortization expense for the years 2024 through 2028 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. LONG-TERM DEBT

Long-term debt, net consists of the following:

	December 31,
	2023	2022
	(in millions)
Revolving credit facility	$—	$25.0
Term Loan A Facility	484.3	520.0
Term Loan B Facility	648.0	675.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	127.6	180.0
5.00% Notes due 2029	600.0	600.0
Foreign credit facilities	51.8	72.7
Total debt	2,811.7	2,972.7
Less: Current portion of long-term debt	17.0	75.9
Long-term debt	2,794.7	2,896.8
Less: Debt issuance costs	42.8	51.7
Long-term debt, net	$2,751.9	$2,845.1

SENIOR SECURED CREDIT FACILITIES Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement including a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility), which was entered into on March 11, 2022 and was amended on December 13, 2022 and June 28, 2023 (the Amended and Restated Credit Agreement). In connection with the Amended and Restated Credit Agreement, Holdings, AAM, Inc. and certain of their restricted subsidiaries are parties to a collateral agreement and guarantee agreement with the financial institutions party thereto. The Amended and Restated Credit Agreement includes customary covenants, including a total net leverage ratio covenant, a cash interest expense coverage ratio covenant, and certain covenants restricting the ability of Holdings, AAM, Inc. and certain subsidiaries of Holdings to create, incur, assume or permit to exist certain additional indebtedness and liens, to make investments and to make or agree to pay or make certain restricted payments, voluntary payments and distributions.

On June 28, 2023, Holdings and AAM, Inc. entered into the First Amendment to the Amended and Restated Credit Agreement (the First Amendment), which covers the period from June 28, 2023 through the filing of our second quarter 2024 results, or earlier at AAM's option, subject to certain conditions (the Amendment Period). The First Amendment, among other things, increased the maximum levels of the total net leverage ratio covenant and reduced the minimum levels of the cash interest expense coverage ratio covenant during the Amendment Period, modified certain categories of the applicable margin (determined based on the total net leverage ratio of Holdings) for the duration of the Amendment Period with respect to interest rates under the Term Loan A Facility and the Revolving Credit Facility, and modified certain covenants restricting the ability of Holdings, AAM, Inc. and certain subsidiaries of Holdings to create, incur, assume, or permit to exist certain additional indebtedness and liens and to make or agree to pay or make certain restricted payments, voluntary payments and distributions. The terms of the Term Loan B Facility under the Amended and Restated Credit Agreement, including maturity dates, interest rates and their applicable margins, remain unchanged.

We paid debt issuance costs of $3.2 million in the year ended December 31, 2023 related to the First Amendment and in 2022, we expensed $0.6 million of debt refinancing costs, paid accrued interest of $3.4 million, and paid debt issuance costs of $31.4 million related to the Amended and Restated Credit Agreement.

In 2023, we made voluntary prepayments totaling $26.0 million on our Term Loan A Facility and $20.2 million on our Term Loan B Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2022, prior to amending the Amended and Restated Credit Agreement in the fourth quarter, we made voluntary prepayments totaling $100.0 million on our then outstanding term loan B facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

In 2021, we made voluntary prepayments totaling $21.2 million on our Term Loan A Facility and $238.8 million on our Term Loan B Facility. As a result, we expensed approximately $2.5 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

At December 31, 2023, $892.3 million was available under the Revolving Credit Facility. This availability reflects a reduction of $32.7 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes. In the first quarter of 2023, we paid $25.0 million on our Revolving Credit Facility that had been drawn in the fourth quarter of 2022.

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

REDEMPTION OF 6.25% NOTES DUE 2026 In the fourth quarter of 2023, we voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $0.9 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. In the fourth quarter of 2023, we also completed an open market repurchase of our 6.25% Notes due 2026 of $2.4 million.

In the first quarter of 2022, we also voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $220.0 million and $0.2 million in accrued interest. We also expensed approximately $1.8 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing, and approximately $3.4 million for the payment of an early redemption premium.

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

FOREIGN CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through September 2028. At December 31, 2023, $51.8 million was outstanding under our foreign credit facilities and an additional $84.7 million was available. At December 31, 2022, $72.7 million was outstanding under these facilities and an additional $57.8 million was available.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2024	$29.1
2025	46.3
2026	190.2
2027	900.0
2028	411.7
Thereafter	1,234.4
Total	$2,811.7

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $201.7 million in 2023, $174.5 million in 2022 and $195.2 million in 2021.

We capitalized interest of $8.0 million in 2023, $6.6 million in 2022 and $6.2 million in 2021. The weighted-average interest rate of our long-term debt outstanding at December 31, 2023 was 7.1%, as compared to 6.6% and 5.6% at December 31, 2022 and December 31, 2021, respectively.

Interest income was $26.2 million in 2023, $17.0 million in 2022 and $10.9 million in 2021. Interest income primarily includes interest earned on cash and cash equivalents, the deferred payment obligation associated with the sale of our former Casting segment, as well as the impact of the interest rate differential on our fixed-to-fixed cross-currency swap.

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

CURRENCY DERIVATIVE CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of December 31, 2023 and December 31, 2022, we had currency forward contracts outstanding with a total notional amount of $206.9 million and $179.9 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2026 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2024.

FIXED-TO-FIXED CROSS-CURRENCY SWAP In 2022, we discontinued an existing fixed-to-fixed cross-currency swap, which was in an asset position of $9.7 million on the date that it was discontinued. Also in 2022, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under the fixed-to fixed cross-currency swap of €200.0 million at both December 31, 2023 and December 31, 2022, which was equivalent to $220.7 million and $213.9 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans into the second quarter of 2024.

VARIABLE-TO-FIXED INTEREST RATE SWAP In 2022, we discontinued an existing variable-to-fixed interest rate swap, which was in an asset position of $6.1 million on the date that it was discontinued. In 2022, and in the first quarter of 2023, we entered into new variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the third quarter of 2023, we discontinued these variable-to-fixed interest rate swaps, which were in an asset position of $27.2 million on the date that they were discontinued.

Also in the third quarter of 2023, we entered into new variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2023, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Gain (Loss) Reclassified During the Twelve Months Ended December 31,			Total of Financial Statement Line Item	Gain Expected to be Reclassified During the Next 12 Months
		2023	2022	2021	2023
		(in millions)
Currency forward contracts	Cost of Goods Sold	$19.9	$6.5	$5.6	$5,455.2	$15.9
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	(6.6)	13.7	19.0	8.1	0.6
Variable-to-fixed interest rate swap	Interest Expense	3.6	2.7	(14.8)	(201.7)	1.2

See Note 12 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for amounts recognized in Accumulated other comprehensive income (loss) during the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amount and location of gains recognized in the Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location of Gain (Loss) Recognized in Net Income (Loss)	Gain Recognized During the Twelve Months Ended December 31,			Total of Financial Statement Line Item
		2023	2022	2021	2023
		(in millions)
Currency forward contracts	Other Income (Expense), Net	$4.7	$2.5	$0.2	$8.1

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to General Motors Company (GM) were approximately 39% of our consolidated net sales in 2023, 40% in 2022, and 37% in 2021. Accounts and other receivables due from GM were $305.7 million at year-end 2023 and $334.4 million at year-end 2022. Sales to Stellantis N.V. (Stellantis), were approximately 16% of our consolidated net sales in 2023, 18% in 2022 and 19% in 2021. Accounts and other receivables due from Stellantis were $108.1 million at year-end 2023 and $115.3 million at year-end 2022. Sales to Ford Motor Company (Ford) were approximately 12% of our consolidated net sales in 2023, 2022 and 2021. Accounts and other receivables due from Ford were $118.1 million at year-end 2023 and $101.7 million at year end 2022. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $120.0 million as of December 31, 2023 and $138.2 million as of December 31, 2022. See Note 7 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	Fair Value
	December 31, 2023	December 31, 2022	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$328.3	$363.6	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	15.9	8.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	2.4	Level 2
Nondesignated - currency forward contracts	0.8	0.5	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	5.4	3.0	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	8.5	Level 2
Investment in equity securities	0.8	1.9	Level 1
Accrued expenses and other
Cash flow hedges - fixed-to-fixed cross-currency swap	9.4	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	5.0	—	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - fixed-to-fixed cross-currency swap	—	1.5	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	16.5	—	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair values due to the frequent resetting of the interest rates.

We have an investment in the equity securities of REE Automotive, an e-mobility company. These equity securities are measured at fair value each reporting period with changes in fair value reported through an unrealized gain or loss within Other income (expense), net in our Consolidated Statements of Operations. In the fourth quarter of 2023, REE Automotive executed a one-for-thirty reverse stock split of its common shares, resulting in a proportional increase to its share price. As of December 31, 2023, our investment in REE shares was valued at $0.8 million based on a closing price on that date of $5.14 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 We estimated the fair value of our outstanding debt using available market information and other observable data to be as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$25.0	$25.0	Level 2
Term Loan A Facility	484.3	483.6	520.0	510.3	Level 2
Term Loan B Facility	648.0	649.6	675.0	658.1	Level 2
6.875% Notes due 2028	400.0	387.0	400.0	355.4	Level 2
6.50% Notes due 2027	500.0	501.9	500.0	452.5	Level 2
6.25% Notes due 2026	127.6	126.3	180.0	165.7	Level 2
5.00% Notes due 2029	600.0	529.5	600.0	474.9	Level 2

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

Actuarial valuations of our benefit plans were made as of December 31, 2023 and 2022. The primary weighted-average assumptions used in the year-end valuation of our principal plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The discount rates for the non-U.S. plans are based on hypothetical yield curves developed from corporate bond yield information within each regional market. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2023		2022		2021		2023	2022	2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.15%	4.50%	5.50%	4.40%	2.90%	1.85%	5.15%	5.50%	2.90%
Expected return on plan assets	6.75%	4.90%	6.75%	4.00%	7.00%	4.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.30%	N/A	3.25%	N/A	3.70%	4.00%	4.00%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $486.9 million and $481.8 million at December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the accumulated benefit obligation for our underfunded defined benefit pension plans was $399.0 million, the projected benefit obligation was $399.0 million and the fair value of assets for these plans was $318.5 million.

Certain eligible retirees under our OPEB plans have past service with both AAM and GM. AAM and GM share proportionally in the cost of OPEB for these retirees based on the length of service an employee had with AAM and GM.  We have included in our OPEB obligation the amounts expected to be received from GM pursuant to this agreement of $120.0 million and $138.2 million at December 31, 2023 and December 31, 2022, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheets, $8.1 million that is classified as a current asset and $111.9 million that is classified as a noncurrent asset as of December 31, 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$482.4	$674.1	$329.6	$509.6
Service cost	1.1	1.7	0.2	0.3
Interest cost	24.4	16.5	10.1	8.4
Plan amendments	(0.6)	—	—	(0.5)
Actuarial loss (gain)	6.7	(175.9)	(21.4)	(101.3)
Change in GM portion of OPEB obligation	—	—	(18.2)	(75.0)
Participant contributions	0.2	0.2	—	—
Curtailments	(0.5)	—	—	—
Settlements	(6.1)	—	—	—
Benefit payments	(27.5)	(27.4)	(12.5)	(11.9)
Tekfor acquisition	—	14.3	—	—
Currency fluctuations	6.8	(21.1)	—	—
Net change	4.5	(191.7)	(41.8)	(180.0)
Benefit obligation at end of year	$486.9	$482.4	$287.8	$329.6

Change in plan assets
Fair value of plan assets at beginning of year	$406.9	$573.8	$—	$—
Actual return on plan assets	19.0	(127.1)	—	—
Employer contributions	9.2	2.5	12.5	11.9
Participant contributions	0.2	0.2	—	—
Benefit payments	(27.5)	(27.4)	(12.5)	(11.9)
Settlements	(6.1)	—	—	—
Tekfor acquisition	—	7.5	—	—
Currency fluctuations	6.4	(22.6)	—	—
Net change	1.2	(166.9)	—	—
Fair value of plan assets at end of year	$408.1	$406.9	$—	$—

Amounts recognized in our Consolidated Balance Sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Noncurrent assets	$1.7	$5.1	$—	$—
Current liabilities	(5.8)	(7.1)	(18.9)	(24.8)
Noncurrent liabilities	(74.7)	(73.5)	(268.9)	(304.8)
Net liability	$(78.8)	$(75.5)	$(287.8)	$(329.6)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pre-tax amounts recorded in accumulated other comprehensive income (loss) (AOCI), not yet recognized in net periodic benefit cost (credit) as of December 31, 2023 and 2022, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Net actuarial gain (loss)	$(212.2)	$(200.0)	$146.0	$133.1
Net prior service credit (cost)	0.3	(1.5)	0.7	1.2
Total amounts recorded	$(211.9)	$(201.5)	$146.7	$134.3

The increase in net actuarial loss for pension benefits was primarily attributable to the impact of the actual return on pension assets in 2023 as compared to our assumption for expected return on pension assets, as well as decreased discount rates used in the valuation at December 31, 2023, as compared to prior year, partially offset by the impact of amortization of prior actuarial losses. The increase in net actuarial gain for OPEB benefits was primarily attributable to favorable per capita cost and healthcare plan subsidy assumptions as compared to prior year, partially offset by a decrease in the discount rate and the impact of amortization of prior actuarial gains.

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	2023	2022	2021	2023	2022	2021
	(in millions)
Service cost	$1.1	$1.7	$2.0	$0.2	$0.3	$0.3
Interest cost	24.4	16.5	17.3	10.1	8.4	8.4
Expected asset return	(29.3)	(31.0)	(39.0)	—	—	—
Amortized actuarial loss (gain)	4.1	7.6	10.8	(8.5)	0.5	1.7
Amortized prior service cost (credit)	0.1	0.1	0.1	(0.5)	(0.9)	(1.5)
Curtailment charge	1.2	—	—	—	—	—
Settlement charge	0.1	—	42.3	—	—	—
Net periodic benefit cost (credit)	$1.7	$(5.1)	$33.5	$1.3	$8.3	$8.9

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

For measurement purposes, a weighted average annual increase in the per-capita cost of covered health care benefits of 7.00% was assumed for 2024. The rate was assumed to decrease gradually to 5.00% by 2034 and to remain at that level thereafter.

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $51.5 million in 2024; $50.3 million in 2025; $52.9 million in 2026; $50.7 million in 2027; $50.6 million in 2028 and $238.7 million for 2029 through 2033. These amounts were estimated using the same assumptions that were used to measure our 2023 year-end pension and OPEB obligations and include an estimate of future employee service.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contributions We contributed $0.6 million to our pension trusts in 2023. Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2024 to be less than $1.0 million. We expect our cash payments, net of GM cost sharing, for OPEB to be approximately $11.0 million in 2024.

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

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2023 and 2022 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			Non-U.S.
			Target			Target
	2023	2022	Allocation	2023	2022	Allocation
Equity securities	23.8%	28.0%	25% - 35%	17.8%	13.5%	15% - 25%
Fixed income securities	69.3	64.8	60% - 70%	61.7	64.7	60% - 70%
Alternative assets	5.6	6.1	0% - 10%	15.4	15.6	5% - 15%
Cash	1.3	1.1	0% - 5%	5.1	6.2	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2023
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$8.5	$1.3	$—	$9.8
Equity
U.S. Large Cap	37.2	2.2	—	39.4
U.S. Small/Mid Cap	11.5	—	—	11.5
World Equity	36.2	3.0	—	39.2
Fixed Income Securities
Government & Agencies	60.3	37.6	—	97.9
Corporate Bonds - Investment Grade	150.2	0.9	—	151.1
Corporate Bonds - Non-investment Grade	10.3	0.4	—	10.7
Emerging Market Debt	10.6	—	—	10.6
Other	2.5	1.0	—	3.5
Other
Property Funds (a)	—	—	—	22.6
Other (a)	—	—	—	11.8
Total Plan Assets	$327.3	$46.4	$—	$408.1

December 31, 2022
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$8.6	$1.8	$—	$10.4
Equity
U.S. Large Cap	40.2	0.1	—	40.3
U.S. Small/Mid Cap	12.8	—	—	12.8
World Equity	40.7	3.4	—	44.1
Fixed Income Securities
Government & Agencies	57.9	60.0	—	117.9
Corporate Bonds - Investment Grade	123.5	0.5	—	124.0
Corporate Bonds - Non-investment Grade	9.0	0.4	—	9.4
Emerging Market Debt	8.2	—	—	8.2
Other	1.7	2.3	—	4.0
Other
Property Funds (a)	—	—	—	24.9
Other (a)	—	—	—	10.9
Total Plan Assets	$302.6	$68.5	$—	$406.9
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DEFINED CONTRIBUTION PLANS Most of our salaried and hourly U.S. associates, including certain UAW represented associates at our U.S. locations, are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $9.4 million in 2023, $8.6 million in 2022 and $8.0 million in 2021. Certain U.S. associates are eligible annually to receive an additional AAM Retirement Contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made ARC contributions of $9.9 million, $9.0 million and $8.3 million in 2023, 2022 and 2021, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. STOCK-BASED COMPENSATION AND OTHER INCENTIVE COMPENSATION

STOCK-BASED COMPENSATION

At December 31, 2023, we had stock-based awards outstanding under stock compensation plans approved by our stockholders. Under these plans, shares have been authorized for issuance to our directors, officers and certain other associates in the form of unvested restricted stock units, performance shares or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2023 were 5.4 million. The current stock plan will expire in May 2028.

RESTRICTED STOCK UNITS We have awarded restricted stock units (RSUs). Compensation expense associated with RSUs settled in stock is recorded to paid-in-capital ratably over the three-year vesting period.

The following table summarizes activity relating to our RSUs:

		Weighted Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2021	4.9	$9.20
Granted	0.9	10.29
Vested	(1.0)	13.65
Canceled	(0.4)	8.40
Outstanding at December 31, 2021	4.4	$8.43
Granted	1.4	8.98
Vested	(0.8)	14.73
Canceled	(0.1)	6.47
Outstanding at December 31, 2022	4.9	$7.66
Granted	1.3	8.36
Vested	(2.6)	5.62
Canceled	(0.2)	9.53
Outstanding at December 31, 2023	3.4	$9.34

As of December 31, 2023, unrecognized compensation cost related to unvested RSUs totaled $11.2 million. The weighted average period over which this cost is expected to be recognized is approximately two years. In 2023 and 2022, the total fair market value of RSUs vested was $23.2 million and $6.0 million, respectively.

PERFORMANCE SHARES As of December 31, 2023, we have performance shares (PS) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. We grant performance shares payable in stock to officers and certain other associates which vest in full over a three-year performance period.

In 2023, 2022 and 2021, grants to officers were based on AAM's free cash flow in each of the three years of the performance period, as well as the cumulative free cash flow over the same period, adjusted based on a total shareholder return (TSR) measure. The TSR metric compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Additionally, during 2023 and 2022, grants to certain other associates were based on AAM's three-year cumulative free cash flow. Based on these free cash flow and relative TSR performance metrics, the number of performance shares that become exercisable for officers will be between 0% and 230% of the grant date amount and for other associates between 0% and 150% of the grant date amount. Share price appreciation and dividends paid are measured over the performance period to determine TSR. As these awards are settled in stock, the compensation expense is recorded ratably over the vesting period to paid-in-capital.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes activity relating to our performance shares:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share
TSR Awards	(in millions, except per share data)
Outstanding at January 1, 2021	0.6	$18.86
Granted	—	—
Vested	(0.3)	13.91
Canceled	—	—
Outstanding at December 31, 2021	0.3	$24.36
Granted	—	—
Vested	(0.3)	24.36
Canceled	—	—
Outstanding at December 31, 2022	—	$—
Granted	—	—
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2023	—	$—

Free Cash Flow Awards
Outstanding at January 1, 2021	1.2	$7.50
Granted	0.4	11.26
Vested	(0.3)	14.28
Canceled	(0.1)	6.96
Outstanding at December 31, 2021	1.2	$6.96
Granted	0.5	9.83
Vested	—	—
Canceled	(0.1)	9.26
Outstanding at December 31, 2022	1.6	$7.81
Granted	0.6	9.19
Vested	(0.9)	5.93
Canceled	(0.1)	10.20
Outstanding at December 31, 2023	1.2	$9.80

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

Based on the current fair value, the estimated unrecognized compensation cost related to unvested PS totaled $5.4 million, as of December 31, 2023. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OTHER INCENTIVE COMPENSATION

LONG-TERM CASH AWARDS As of December 31, 2023, we have long-term cash awards (LTCAs) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. The $5.2 million, $4.6 million and $7.8 million of LTCAs granted during 2023, 2022 and 2021 respectively, are payable in cash to certain associates which vest in full over a three-year period. Compensation expense associated with LTCAs paid in cash is recorded ratably over the three-year vesting period. As of December 31, 2023, unrecognized compensation cost related to unvested LTCAs totaled $5.2 million. The weighted average period over which this cost is expected to be recognized is approximately two years.

PERFORMANCE UNITS As of December 31, 2023, we have performance units (PUs) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. We grant PUs payable in cash to officers and certain other associates which vest in full over a three-year performance period and are based primarily on AAM's three-year cumulative free cash flow. The $12.8 million, $11.1 million and $11.7 million of PUs granted during 2023, 2022 and 2021, respectively, are payable for officers between 0% and 230% of the grant date amount, inclusive of the potential impact of the TSR metric, and for other associates between 0% and 150% of the grant date amount, using our cumulative free cash flow performance metric. Based on the current fair value, the estimated unrecognized compensation cost related to unvested PUs totaled $11.3 million, as of December 31, 2023. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES

The components of income (loss) before income taxes are as follows:

	2023	2022	2021
	(in millions)
U.S. loss	$(212.5)	$(57.0)	$(186.8)
Non - U.S. income	188.0	123.3	188.0
Total income (loss) before income taxes	$(24.5)	$66.3	$1.2

The following is a summary of the components of our provision for income taxes:

	2023	2022	2021
	(in millions)
Current
Federal	$8.5	$11.7	$3.5
State and local	0.9	1.3	0.3
Foreign	38.0	21.8	34.0
Total current	$47.4	$34.8	$37.8

Deferred
Federal	$(38.5)	$(23.2)	$(40.7)
State and local	(0.5)	0.1	(0.9)
Foreign	0.7	(9.7)	(0.9)
Total deferred	(38.3)	(32.8)	(42.5)
Total income tax expense (benefit)	$9.1	$2.0	$(4.7)

The following is a reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 21% in 2023, 2022 and 2021 to our provision for income taxes:

	2023	2022	2021
	(in millions)
Federal statutory	$(5.1)	$13.9	$0.3
Foreign income taxes	(14.9)	(14.7)	(14.0)
Change in enacted tax rate	0.2	—	0.1
State and local	(7.5)	2.4	3.0
Tax credits	(14.2)	(9.6)	(11.0)
Valuation allowance	45.0	9.5	2.7
Withholding taxes	7.3	4.4	3.2
U.S. tax on unremitted foreign earnings	0.5	1.6	2.2
Tax benefit on loss carryback	—	—	(5.2)
Global intangible low-taxed income (GILTI)	15.3	6.4	6.5
Foreign derived intangible income deduction	(0.1)	(13.9)	—
Uncertain tax positions	1.3	3.8	1.2
Reorganization and restructuring actions	(26.1)	—	—
Other	7.4	(1.8)	6.3
Effective income tax expense (benefit)	$9.1	$2.0	$(4.7)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2023, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of approximately $36.1 million attributable to both increased valuation allowances on disallowed interest expense in the United States, as well as net income tax expense resulting from various changes in determinations related to the potential realization of deferred tax assets and the resulting establishment of, and release of, valuation allowances in certain foreign jurisdictions. These income tax expenses were partially offset by a net income tax benefit of approximately $26.1 million resulting from various internal reorganization and restructuring actions during the year, which in turn was partially offset by the associated impact on our foreign derived intangible income and disallowed interest deductions in the U.S., as well as the impact of favorable foreign tax rates and tax credits.

In 2022, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of recognizing a net income tax benefit of approximately $7.5 million due to changes in our determination related to the potential realization of deferred tax assets and the resulting release of a valuation allowance in a foreign jurisdiction, as well as the benefit from foreign derived intangible income deductions in the U.S. In addition, our effective tax rate varies from the U.S. federal statutory rate as a result of the $13.6 million gain on bargain purchase of Tekfor, which was not subject to income tax.

In 2021, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of recognizing a net income tax benefit of approximately $5.2 million related to our ability to carry back prior year losses to tax years with the higher 35% corporate income tax rate.

As of December 31, 2023, we have refundable income taxes of approximately $31.8 million, $20.0 million of which is classified as Prepaid expenses and other and $11.8 million classified as Other assets and deferred charges on our Consolidated Balance Sheet, as compared to approximately $17.1 million classified as Prepaid expenses and other and $1.7 million classified as Other assets and deferred charges as of December 31, 2022. We also have income taxes payable of approximately $10.6 million and $7.5 million classified as Accrued expenses and other on our Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

The approximate tax effect of each significant type of temporary difference and carryforward that results in a deferred tax asset or liability is as follows:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets
Employee benefits	$112.1	$109.0
Inventory	39.3	38.9
Net operating loss (NOL) carryforwards	173.1	203.7
Tax credit carryforwards	36.6	64.5
Capital allowance carryforwards	12.9	11.5
Capitalized expenditures	86.1	63.1
Interest carryforward	87.0	42.4
Operating lease liabilities	27.5	24.4
Other	71.3	33.3
Valuation allowances	(267.1)	(217.5)
Deferred tax assets	$378.8	$373.3

Deferred tax liabilities
Other intangible assets	$(127.4)	$(136.8)
Fixed assets	(48.1)	(88.7)
Operating lease right-of-use assets	(27.1)	(24.2)
Other	(23.3)	(15.3)
Deferred tax liabilities	$(225.9)	$(265.0)

Deferred tax assets, net	$152.9	$108.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2023	2022
	(in millions)
U.S. federal and state deferred tax asset, net	$88.2	$47.6
Other foreign deferred tax asset, net	64.7	60.7
Deferred tax asset, net	$152.9	$108.3
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

As of December 31, 2023 and December 31, 2022, we had deferred tax assets from domestic and foreign net operating loss and tax credit carryforwards of $222.6 million and $279.7 million, respectively. Approximately $110.8 million of the deferred tax assets at December 31, 2023 relate to NOL and tax credits that can be carried forward indefinitely with the remainder expiring between 2024 and 2043.

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

In accordance with the accounting guidance for income taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions.  In determining the requirement for a valuation allowance, the historical results, projected future operating results based upon approved business plans, eligible carry forward periods, and tax planning opportunities are considered, along with other relevant positive and negative evidence. If, based upon available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. During 2021, we increased the valuation allowance related to certain U.S. federal income tax attributes to approximately $7.0 million. During 2022 and 2023, we recorded a full valuation allowance against the deferred tax asset established for the current year estimated increase in disallowed interest expense deductions in the U.S., resulting in an increase in tax expense of approximately $15.7 million and $31.0 million, respectively.

Further, due to the uncertainty associated with the extent and ultimate impact of the significant supply chain constraints affecting the automotive industry, as well as the potential impact of geopolitical conflicts or events and macroeconomic factors, including sustained or increased inflation, we may experience lower than projected earnings in certain jurisdictions in future periods and, as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.
During 2023, 2022 and 2021, we recorded a net tax expense of $8.9 million, $0.6 million and $0.8 million, respectively, resulting from net losses in certain jurisdictions with no corresponding tax benefit due to increases in our valuation allowance. These income tax expenses were increased in 2023, 2022 and 2021 by a net tax expense of $36.1 million, $8.9 million, and $1.9 million, respectively, resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting establishment of, or release of, valuation allowances, as well as the increase in valuation allowances related to the disallowed U.S. interest expense deductions.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On June 1, 2022, our acquisition of Tekfor became effective and we recorded a valuation allowance against certain U.S. and foreign deferred tax assets of $7.8 million as of June 1, 2022 associated with the acquired entities.

As of December 31, 2023 and December 31, 2022, we have a valuation allowance of $267.1 million and $217.5 million, respectively, related to net deferred tax assets in several foreign jurisdictions and U.S. federal, state and local jurisdictions.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2021	$20.2	$2.0
Increase in prior year tax positions	—	—
Decrease in prior year tax positions	(1.0)	(0.1)
Increase in current year tax positions	2.0	0.3
Foreign currency remeasurement adjustment	—	—
Balance at December 31, 2021	$21.2	$2.2
Increase in prior year tax positions	3.6	1.1
Decrease in prior year tax positions	(0.8)	—
Increase in current year tax positions	0.5	—
Tekfor acquisition	12.6	—
Foreign currency remeasurement adjustment	0.1	—
Balance at December 31, 2022	$37.2	$3.3
Increase in prior year tax positions	1.7	0.5
Decrease in prior year tax positions	(9.3)	(0.6)
Increase in current year tax positions	11.8	—
Settlement	(6.9)	(0.3)
Foreign currency remeasurement adjustment	0.7	—
Balance at December 31, 2023	$35.2	$2.9

At December 31, 2023 and December 31, 2022, we had $35.2 million and $37.2 million of gross unrecognized income tax benefits, respectively. In 2023, we reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions. On June 1, 2022, our acquisition of Tekfor became effective and we recorded a liability for unrecognized income tax benefits of $12.6 million as of June 1, 2022 associated with the acquired entities.

In 2023, 2022, and 2021, we recognized a tax expense/(benefit) of $(0.1) million, $1.1 million and $0.2 million, respectively, related to interest and penalties in Income tax expense (benefit) on our Consolidated Statements of Operations. We have a liability of $2.9 million and $3.3 million related to the estimated future payment of interest and penalties at December 31, 2023 and 2022, respectively. The amount of the unrecognized income tax benefits, including interest and penalties, as of December 31, 2023 that, if recognized, would affect the effective tax rate is $33.8 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for years 2015 through 2020. Generally, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities prior to 2015. Based on the status of ongoing tax audits and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary.

Other Income Tax Matters

Pending Tax Litigation

During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). AAM disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS's administrative appeals process. No resolution was reached in the appeals process and, in September 2022, the IRS issued a Notice of Deficiency. The IRS subsequently issued a Notice of Tax Due in December 2022 and AAM paid the assessed tax and interest of $10.1 million in January 2023. We filed a claim for refund for the amount of tax and interest paid related to this matter for the 2015 tax year and, in December 2023, we filed suit in the U.S. Court of Federal Claims.

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the year ended, December 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by AAM to the IRS in 2023. As of December 31, 2023, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $300 million to $350 million.

Reorganization of Global Operating Structure

As a result of changes to non-U.S. corporate tax laws, we performed a review, in consultation with our tax and legal advisors, of AAM’s global operating structure in 2023. This involved a detailed analysis of the impact of legislation enacted or proposed by non-U.S. members of the OECD and G20 to implement pillar two of the Framework, as well as other recent global tax law developments, and the expected interaction of these developments with U.S. tax law. Based upon this analysis, AAM implemented certain actions to reorganize our global operating structure effective as of December 31, 2023. The review of our global operating structure was not related to the FBCSI income tax matter described above, however, this reorganization has also eliminated the FBCSI U.S. issue for tax years after 2023.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	2023	2022	2021
	(in millions, except per share data)
Numerator
Net income (loss)	$(33.6)	$64.3	$5.9
Less: Net income allocated to participating securities	—	(2.7)	(0.2)
Net income (loss) attributable to common shareholders - Basic and Dilutive	$(33.6)	$61.6	$5.7

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	120.3	119.4	118.5
Less: Weighted-average participating securities	(3.7)	(4.9)	(4.6)
Weighted-average common shares outstanding	116.6	114.5	113.9

Effect of dilutive securities -
Dilutive stock-based compensation	—	1.0	0.2

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	116.6	115.5	114.1

Basic EPS	$(0.29)	$0.54	$0.05

Diluted EPS	$(0.29)	$0.53	$0.05

Basic and diluted loss per share are the same in 2023 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded potentially dilutive shares were 0.3 million in 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $137.8 million at December 31, 2023 and $110.7 million at December 31, 2022. Of the approximately $137.8 million of purchase commitments at December 31, 2023, $124.0 million is expected to be paid in 2024 and $13.8 million is expected to be paid in 2025 and thereafter.

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

We file U.S. federal, state and local income tax returns, as well as foreign income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 9 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending litigation.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2023, 2022 and 2021.
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During 2023 and 2022, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2023	2022
	(in millions)
Beginning balance	$54.1	$59.5
Accruals	26.4	14.1
Settlements	(11.4)	(10.8)
Adjustments to prior period accruals	(3.1)	(7.9)
Foreign currency translation	0.3	(0.8)
Ending balance	$66.3	$54.1

In 2023, we recorded $7 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies. We reached agreement on this field action with our customer in the fourth quarter of 2023 and we do not expect to record any additional liabilities associated with this item.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at January 1, 2021	$(311.0)		$(101.1)	$(20.1)		$(432.2)

Other comprehensive income (loss) before reclassifications	33.9		(10.7)	22.2		45.4
Income tax effect of other comprehensive income (loss) before reclassifications	(7.0)		—	(4.8)		(11.8)
Amounts reclassified from accumulated other comprehensive loss into net income	53.4	(a)	0.5	(9.8)	(b)	44.1
Income taxes reclassified into net income	(11.2)		—	0.9		(10.3)

Net current period other comprehensive income (loss)	69.1		(10.2)	8.5		67.4

Balance at December 31, 2021	$(241.9)		$(111.3)	$(11.6)		$(364.8)

Other comprehensive income (loss) before reclassifications	119.5		(38.4)	62.2		143.3
Income tax effect of other comprehensive income (loss) before reclassifications	(30.2)		—	(9.9)		(40.1)
Amounts reclassified from accumulated other comprehensive loss into net income	7.3	(a)	—	(22.9)	(b)	(15.6)
Income taxes reclassified into net income	(1.6)		—	3.4		1.8

Net current period other comprehensive income (loss)	95.0		(38.4)	32.8		89.4

Balance at December 31, 2022	$(146.9)		$(149.7)	$21.2		$(275.4)

Other comprehensive income before reclassifications	5.5		7.4	18.5		31.4
Income tax effect of other comprehensive income before reclassifications	(1.8)		—	2.4		0.6
Amounts reclassified from accumulated other comprehensive income (loss) into net loss	(3.5)	(a)	—	(16.9)	(b)	(20.4)
Income taxes reclassified into net loss	1.4		—	(0.5)		0.9

Net current period other comprehensive income	1.6		7.4	3.5		12.5

Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

(a)	The amount reclassified for 2021 includes a credit to AOCI of $42.3 million related to the effect of the Pension Annuity Purchase. See Note 7 - Employee Benefit Plans for more detail.

(b)
The amounts reclassified from AOCI included $(19.9) million in COGS, $(3.6) million in interest expense and $6.6 million in other income (expense), net for the year ended December 31, 2023, $(6.5) million in COGS, $(2.7) million in interest expense and $(13.7) million in other income (expense), net for the year ended December 31, 2022 and $(5.6) million in COGS, $14.8 million in interest expense and $(19.0) million in other income (expense), net for the year ended December 31, 2021.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the years ended December 31, 2023, 2022 and 2021. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Twelve Months Ended December 31, 2023
	Driveline	Metal Forming	Total
	(in millions)
North America	$3,133.8	$1,303.2	$4,437.0
Asia	506.4	38.3	544.7
Europe	441.2	472.2	913.4
South America	95.1	89.3	184.4
Total	$4,176.5	$1,903.0	$6,079.5

	Twelve Months Ended December 31, 2022
	Driveline	Metal Forming	Total
North America	$3,139.8	$1,301.4	$4,441.2
Asia	449.8	43.5	493.3
Europe	391.6	338.9	730.5
South America	82.3	55.1	137.4
Total	$4,063.5	$1,738.9	$5,802.4

	Twelve Months Ended December 31, 2021
	Driveline	Metal Forming	Total
North America	$2,793.4	$1,189.0	$3,982.4
Asia	441.6	47.4	489.0
Europe	374.8	216.1	590.9
South America	85.3	9.0	94.3
Total	$3,695.1	$1,461.5	$5,156.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2022	$820.2	$28.1	$73.4
December 31, 2023	818.5	16.6	70.4
Increase/(decrease)	$(1.7)	$(11.5)	$(3.0)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have future performance obligations to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the twelve months ended December 31, 2023 and December 31, 2022 we amortized $30.2 million and $31.3 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. LEASING

When an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, we have a lease. We lease certain facilities, manufacturing machinery and equipment under finance leases, and we also lease certain commercial office and production facilities, manufacturing machinery and equipment, vehicles and other assets under operating leases. Some of our leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

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

Lease cost consists of the following:

	Twelve Months Ended
	December 31,
	2023	2022	2021
	(in millions)
Finance lease cost
Amortization of right-of-use assets	$12.3	$9.9	$4.2
Interest on lease liabilities	5.1	4.7	2.0
Total finance lease cost	17.4	14.6	6.2

Operating lease cost	30.9	32.6	33.3
Short-term lease cost	2.1	1.4	1.6
Variable lease cost	5.8	5.6	3.2

Total lease cost	$56.2	$54.2	$44.3

For the year ended December 31, 2023, $33.4 million and $5.4 million were recorded to Cost of goods sold (COGS) and Selling, general and administrative expenses (SG&A), respectively, related to our operating leases, on our Consolidated Statements of Operations, as compared to $31.8 million and $7.8 million, respectively, for the year ended December 31, 2022 and $29.1 million and $9.0 million, respectively, for the year ended December 31, 2021.

The following table summarizes additional information related to our lease agreements.

	Twelve Months Ended
	December 31,
	2023	2022	2021
	(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$5.1	$4.7	$2.0
Operating cash flows from operating leases	36.1	37.6	35.9
Financing cash flows from finance leases	13.7	11.2	5.0

Weighted-average remaining lease term - finance leases	12.7 years	13.1 years	16.4 years
Weighted-average remaining lease term - operating leases	7.9 years	8.4 years	8.6 years

Weighted-average discount rate - finance leases	5.0%	4.9%	4.8%
Weighted-average discount rate - operating leases	6.4%	5.4%	5.2%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2024	$15.8	$28.7
2025	12.9	24.1
2026	11.5	17.7
2027	9.6	13.6
2028	8.3	10.6
Thereafter	73.2	54.4
Total future undiscounted minimum lease payments	131.3	149.1
Less: Impact of discounting	(32.8)	(31.7)
Total	$98.5	$117.4

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets are as follows:

	December 31, 2023		December 31, 2022
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
	(in millions)		(in millions)
Property, plant and equipment, net	$102.4	$—	$106.2	$—
Operating lease right-of-use assets	—	115.6	—	107.2
Total	$102.4	$115.6	$106.2	$107.2

Current portion of operating lease liabilities	$—	$21.9	$—	$21.1
Accrued expenses and other	11.2	—	13.0	—
Long-term portion of operating lease liabilities	—	95.5	—	87.2
Postretirement benefits and other long-term liabilities	87.3	—	92.4	—
Total	$98.5	$117.4	$105.4	$108.3

Leases Not Yet Commenced

As of December 31, 2023, we have not entered into any additional leases that have not yet commenced that we consider material.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. MANUFACTURING FACILITY FIRE AND INSURANCE RECOVERY

On September 22, 2020, a significant industrial fire occurred at our Malvern Manufacturing Facility in Ohio (Malvern Fire). All associates were evacuated safely and without injury and we were able to maintain continuity of supply to our customers without any significant disruptions. In the fourth quarter of 2022, we finalized the claim with our insurance providers. In January 2023, we collected the final $24.0 million associated with this claim, of which $7.0 million has been presented as an operating cash inflow and $17.0 million has been presented as an investing cash inflow in our Consolidated Statement of Cash Flows for the year ended December 31, 2023. There was no impact on our Consolidated Statement of Operations for the year ended December 31, 2023. The amounts detailed in this footnote represent the final claim eligible expenses and recoveries associated with the Malvern Fire.

Since the date of the Malvern Fire and the establishment of the insurance claim, we incurred $55.1 million of total charges primarily related to site services and clean-up, transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. In addition, we recorded a total of $27.0 million of costs primarily associated with the write-down of PP&E as a result of damage from the fire. We recorded total insurance recoveries and received total reimbursements under our insurance policies of $123.3 million, of which $11.1 million was received in 2020, $59.1 million was received in 2021, $29.1 million was received in 2022 and $24.0 million was received in 2023.

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

The gain on bargain purchase of business was primarily the result of macroeconomic factors at the time of acquisition such as the supply chain disruptions that have impacted the automotive industry, including the conflict between Russia and Ukraine, the semiconductor supply shortage, and increasing input costs, including materials, freight and utilities.

We finalized the valuation of the assets and liabilities of Tekfor in the first quarter of 2023 as we concluded the customary post-closing reviews associated with the acquisition. There were no adjustments to the purchase price allocation in the year ended December 31, 2023.

Included in net sales and net loss for the year ended December 31, 2023 was approximately $397.2 million and a loss of approximately $19.8 million, respectively, attributable to Tekfor. Included in net sales and net income for the period from the acquisition effective date on June 1, 2022 through December 31, 2022 was $204.0 million and a net loss of $5.1 million, respectively, attributable to Tekfor Group. The 2022 net loss attributable to Tekfor includes a one-time expense of approximately $4.0 million, net of tax, for the step-up of inventory to fair value.

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

Acquisition of Manufacturing Facility in Emporium, Pennsylvania

In May 2021, AAM completed our acquisition of Emporium, under which we acquired $14.9 million of net assets that consisted of $5.9 million of inventory and $9.0 million of property, plant and equipment. The purchase price was $14.9 million, which consisted of $4.9 million of cash and $10.0 million of a deferred consideration liability that will be paid to the seller at $2.5 million annually over the period 2022 through 2025. As the value of the net assets acquired was equal to the purchase price, no goodwill or gain on bargain purchase was recognized for this acquisition for the year ended December 31, 2021.

The operating results of this manufacturing facility for the period from our acquisition date through December 31, 2021 were insignificant to AAM's Consolidated Statements of Operations for this period. Further we have not disclosed pro forma revenue and earnings for the year ended December 31, 2021 as the operating results of this manufacturing facility would be insignificant to AAM's consolidated results for this period.

Following the completion of our acquisition of Emporium, we determined that we would cease production at the facility and relocate the production capacity to other AAM manufacturing facilities. In 2023, we completed the exit of Emporium. See Note 2 - Restructuring and Acquisition-Related Costs for additional detail on the restructuring charges we have incurred related to the closure of the facility.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, loss on the sale of a business, pension curtailment and settlement charges, unrealized gains or losses on equity securities, and non-recurring items.

In the first quarter of 2023, we moved a plant location that was previously reported under our Driveline segment to our Metal Forming segment in order to better align our product and process technologies. The amounts in the tables below for years ended December 31, 2022 and December 31, 2021 have been recast to reflect this reorganization.

On June 1, 2022, our acquisition of Tekfor became effective and we began consolidating the results of Tekfor on that date, which are reported in our Metal Forming segment for the years ended December 31, 2023 and December 31, 2022.

	Year Ended December 31, 2023

	Driveline	Metal Forming	Corporate and Eliminations	Total
	(in millions)
Sales	$4,176.7	$2,454.3	$—	$6,631.0
Less: Intersegment sales	0.2	551.3	—	551.5
Net external sales	$4,176.5	$1,903.0	$—	$6,079.5

Segment adjusted EBITDA	$543.6	$149.7	$—	$693.3

Depreciation and amortization	$260.3	$226.9	$—	$487.2

Capital expenditures	$105.9	$80.1	$8.6	$194.6

Total assets	$2,554.3	$1,788.7	$1,013.3	$5,356.3

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2022

	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$4,063.5	$2,280.7	$—	$6,344.2
Less: Intersegment sales	—	541.8	—	541.8
Net external sales	$4,063.5	$1,738.9	$—	$5,802.4

Segment adjusted EBITDA	$510.9	$236.4	$—	$747.3

Depreciation and amortization	$272.7	$219.4	$—	$492.1

Capital expenditures	$103.3	$62.9	$5.2	$171.4

Total assets	$2,542.0	$1,900.3	$1,027.1	$5,469.4

	Year Ended December 31, 2021

	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$3,695.3	$1,912.8	$—	$5,608.1
Less: Intersegment sales	0.2	451.3	—	451.5
Net external sales	$3,695.1	$1,461.5	$—	$5,156.6

Segment adjusted EBITDA	$541.8	$291.5	$—	$833.3

Depreciation and amortization	$293.8	$250.5	$—	$544.3

Capital expenditures	$123.4	$53.9	$3.9	$181.2

Total assets	$2,852.0	$1,650.5	$1,133.2	$5,635.7

Assets included in the Corporate and Eliminations column of the tables above represent AAM corporate assets, as well as eliminations of intercompany assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Segment adjusted EBITDA	$693.3	$747.3	$833.3
Interest expense	(201.7)	(174.5)	(195.2)
Depreciation and amortization	(487.2)	(492.1)	(544.3)
Restructuring and acquisition-related costs	(25.2)	(30.2)	(49.4)
Pension curtailment and settlement charges	(1.3)	—	(42.3)
Loss on sale of business	—	—	(2.7)
Unrealized gain (loss) on equity securities	(1.1)	(25.5)	24.4
Debt refinancing and redemption costs	(1.3)	(6.4)	(34.0)
Malvern Fire insurance recoveries, net of charges	—	39.1	11.4
Acquisition-related fair value inventory adjustment	—	(5.0)	—
Gain on bargain purchase of business	—	13.6	—
Income (loss) before income taxes	$(24.5)	$66.3	$1.2

Financial information relating to our operations by geographic area is presented in the following table. Net sales are attributed to countries based upon location of production. Long-lived assets exclude deferred income taxes.

	December 31,
	2023	2022	2021
	(in millions)
Net sales
United States	$2,163.5	$2,148.0	$1,923.5
Mexico	2,273.5	2,293.2	2,058.9
South America	184.4	137.4	94.3
China	271.6	280.0	299.6
All other Asia	273.1	213.3	189.4
Europe	913.4	730.5	590.9
Total net sales	$6,079.5	$5,802.4	$5,156.6

Long-lived assets
United States	$1,694.3	$1,778.9	$1,976.5
Mexico	778.4	821.3	888.1
South America	75.8	71.2	40.9
China	110.9	130.1	164.8
All other Asia	79.2	80.5	87.1
Europe	441.7	475.0	501.2
Total long-lived assets	$3,180.3	$3,357.0	$3,658.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of American Axle and Manufacturing Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Axle and Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company recorded an income tax expense of $9.1 million for the year ended December 31, 2023 and net deferred tax assets of $152.9 million, net of a valuation allowance of $267.1 million, and unrecognized tax benefits and related interest and penalties of $38.1 million as of December 31, 2023. Accounting for income taxes requires management to make assumptions and judgments. Performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
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
As a result of the Company’s annual goodwill impairment test for the Driveline reporting unit in the fourth quarter of 2023, no impairment was identified.
The consolidated goodwill balance was $182.1 million as of December 31, 2023 which is attributed entirely to the Driveline reporting unit (Driveline). The impairment test requires management to make assumptions to estimate the fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of management’s assumptions related to market comparables, future cash flows, and discount and long-term growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
February 16, 2024

We have served as the Company's auditor since 1998.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2023.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The audit report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8, ”Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the fourth quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d), (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Registrant.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 21, 2024.

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
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

2.Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021 is filed as part of this Form 10-K.

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
(Incorporated by reference to Exhibit 3.2 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 dated September 1, 2017 (Registration No. 333-220300).)

3.02	Third Amended and Restated Bylaws of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 3.04 filed of Current Report on Form 8-K dated February 13, 2018.)

4.01	Specimen Certificate for shares of the Company's Common Stock
(Incorporated by reference to Exhibit 4.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1/A dated December 21, 1998 (Registration No. 333-53491).)

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
(Incorporated by reference to Exhibit 10.01 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-1 dated May 26 1998 (Registration No. 333-53491).)

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
(Incorporated by reference to Exhibit 4.1 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 dated September 1, 2017 (Registration No. 333-220300).)

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

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated April 12, 2017.)

‡10.13	Amendment to American Axle & Manufacturing Holdings, Inc. Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005, and as further amended prior to the date hereof)
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 16, 2018.)

‡10.14	Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 26, 2015.)

‡10.15	Amendments to the Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated April 16, 2018.)

Number	Description of Exhibit

‡10.16	Amendment to the Employment Agreement dated August 1, 2015 by and between the Company and Michael K. Simonte
(Incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated April 16, 2018.)

‡10.17	American Axle & Manufacturing Holdings, Inc. Change in Control Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated August 3, 2018.)

‡10.18	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K dated February 15, 2019)

‡10.19	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated March 8, 2019)

10.20
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

10.21
Second Amendment dated as of April 28, 2020 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 4, 2020)

‡10.22	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Non-Employee Directors under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.23	American Axle & Manufacturing Holdings, Inc. Executive Retirement Savings Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated October 30, 2020)

‡10.24	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 7, 2021

‡10.25	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 7, 2021)

10.26
Agreement dated as of June 11, 2021, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 14, 2021)

Number	Description of Exhibit

‡10.27	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 of Registration Statement S-8 dated June 30, 2021 (Registration No. 333-257572).)

10.28
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

10.29
Refinancing Facility Agreement No. 1, dated as of December 13, 2022 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 13, 2022)

‡10.30	American Axle & Manufacturing Holdings, Inc. Amended and Restated Executive Officer Severance Plan
(Incorporated by reference to Exhibit 10.34 of Annual Report on Form 10-K dated February 17, 2023)

10.31
First Amendment to the Amended and Restated Credit Agreement, dated as of June 28, 2023, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 29, 2023)

‡*10.32	American Axle & Manufacturing Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan - 2023 Incentive Compensation Program for Executive Officers

*21	Subsidiaries of the Registrant

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97	American Axle & Manufacturing Holdings, Inc. Dodd-Frank Clawback Policy

Number	Description of Exhibit

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Shown only in the original filed with the Securities and Exchange Commission
**    Submitted electronically with the original filed with the Securities and Exchange Commission

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Acquisitions		Balance
	Beginning of	Costs and	and		At End of
	Period	Expenses	Disposals (a)	Deductions	Period
	(in millions)
Year Ended December 31, 2021:

Allowance for credit losses(1)	$4.5	$7.8	$—	$10.1	$2.2

Allowance for deferred taxes(3)	208.0	2.7	—	9.0	201.7

Inventory valuation allowance(2)	23.4	17.7	—	22.5	18.6

Year Ended December 31, 2022:

Allowance for credit losses(1)	2.2	10.1	1.0	4.0	9.3

Allowance for deferred taxes(3)	201.7	9.5	7.8	1.5	217.5

Inventory valuation allowance(2)	18.6	35.7	4.9	31.7	27.5

Year Ended December 31, 2023:

Allowance for credit losses(1)	9.3	4.4	—	8.4	5.3

Allowance for deferred taxes(3)	217.5	54.5	—	4.9	267.1

Inventory valuation allowance(2)	27.5	22.1	—	17.5	32.1

(a)    Amounts represent reserves recognized in conjunction with our acquisition of Tekfor in 2022.

(1)Uncollectible accounts charged off, net of recoveries.

(2)Primarily relates to write-offs of excess and obsolete inventories, as well as adjustments for physical quantity discrepancies.

(3)Primarily reflects an increase in valuation allowance related to certain U.S. federal tax attributes, as well as new net operating losses established with a corresponding valuation allowance at certain foreign locations, partially offset by adjustments to previously established valuation allowances and foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer

Date: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board &	February 16, 2024
David C. Dauch	Chief Executive Officer

/s/ Christopher J. May	Executive Vice President &	February 16, 2024
Christopher J. May	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 16, 2024
Elizabeth A. Chappell

/s/ William L. Kozyra	Director	February 16, 2024
William L. Kozyra

/s/ Peter D. Lyons	Director	February 16, 2024
Peter D. Lyons

/s/ James A. McCaslin	Director	February 16, 2024
James A. McCaslin

/s/ William P. Miller II	Director	February 16, 2024
William P. Miller II

/s/ Herbert K. Parker	Director	February 16, 2024
Herbert K. Parker

/s/ Sandra E. Pierce	Director	February 16, 2024
Sandra E. Pierce

/s/ John F. Smith	Director	February 16, 2024
John F. Smith

/s/ Samuel Valenti III	Director	February 16, 2024
Samuel Valenti III