Form 10-Q
period 2024-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2024-05-03
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 117,553,022 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(in millions, except per share data)

Net sales	$1,606.9	$1,493.9

Cost of goods sold	1,408.4	1,333.3

Gross profit	198.5	160.6

Selling, general and administrative expenses	98.3	98.3

Amortization of intangible assets	20.7	21.4

Restructuring and acquisition-related costs	2.5	4.8

Operating income	77.0	36.1

Interest expense	(49.0)	(50.5)

Interest income	8.3	5.9

Other income (expense)
Unrealized gain (loss) on equity securities	0.1	(0.3)
Other income (expense), net	—	3.7

Income (loss) before income taxes	36.4	(5.1)

Income tax expense	15.9	—

Net income (loss)	$20.5	$(5.1)

Basic earnings (loss) per share	$0.17	$(0.04)

Diluted earnings (loss) per share	$0.17	$(0.04)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Net income (loss)	$20.5	$(5.1)

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(0.6)	(0.7)
Foreign currency translation adjustments	(15.3)	8.8
Changes in cash flow hedges, net of tax (b)	10.8	2.5
Other comprehensive income (loss)	(5.1)	10.6

Comprehensive income	$15.4	$5.5

(a)	Amounts are net of tax of $0.3 million for the three months ended March 31, 2024 and $0.5 million for the three months ended March 31, 2023.
(b)	Amounts are net of tax of $(3.0) million for the three months ended March 31, 2024 and $1.8 million for the three months ended March 31, 2023.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$469.8	$519.9
Accounts receivable, net	960.5	818.5
Inventories, net	476.8	482.9
Prepaid expenses and other	186.1	185.3
Total current assets	2,093.2	2,006.6

Property, plant and equipment, net	1,700.3	1,760.9
Deferred income taxes	165.3	169.4
Goodwill	181.4	182.1
Other intangible assets, net	512.2	532.8
GM postretirement cost sharing asset	113.2	111.9
Operating lease right-of-use assets	111.2	115.6
Other assets and deferred charges	494.3	477.0
Total assets	$5,371.1	$5,356.3

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$25.0	$17.0
Accounts payable	830.1	773.9
Accrued compensation and benefits	174.9	200.1
Deferred revenue	15.0	16.6
Current portion of operating lease liabilities	22.3	21.9
Accrued expenses and other	168.3	172.1
Total current liabilities	1,235.6	1,201.6

Long-term debt, net	2,735.0	2,751.9
Deferred revenue	69.9	70.4
Deferred income taxes	16.1	16.5
Long-term portion of operating lease liabilities	91.2	95.5
Postretirement benefits and other long-term liabilities	601.9	615.5
Total liabilities	4,749.7	4,751.4

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
128.2 million shares issued as of March 31, 2024 and 127.4 million shares issued as of December 31, 2023	1.3	1.3
Paid-in capital	1,386.4	1,382.6
Accumulated deficit	(262.7)	(283.2)
Treasury stock at cost, 10.7 million shares as of March 31, 2024 and 10.3 million shares as of December 31, 2023	(235.6)	(232.9)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(145.9)	(145.3)
Foreign currency translation adjustments	(157.6)	(142.3)
Unrecognized gain on cash flow hedges, net of tax	35.5	24.7
Total stockholders' equity	621.4	604.9
Total liabilities and stockholders' equity	$5,371.1	$5,356.3
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Operating activities
Net income (loss)	$20.5	$(5.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	117.8	124.9
Deferred income taxes	2.4	(15.4)
Stock-based compensation	3.8	3.4
Pensions and other postretirement benefits, net of contributions	(1.0)	(4.0)
Loss on disposal of property, plant and equipment, net	2.7	0.5
Unrealized loss (gain) on equity securities	(0.1)	0.3
Changes in operating assets and liabilities
Accounts receivable	(147.3)	(68.4)
Inventories	1.9	2.9
Accounts payable and accrued expenses	51.1	25.2
Deferred revenue	(0.8)	(6.9)
Other assets and liabilities	(33.2)	(25.3)
Net cash provided by operating activities	17.8	32.1

Investing activities
Purchases of property, plant and equipment	(48.0)	(46.6)
Proceeds from sale of property, plant and equipment	3.1	0.4
Acquisition of business, net of cash acquired	(0.6)	(0.6)
Proceeds from insurance claim	—	17.0
Other investing activities	(2.7)	(0.7)
Net cash used in investing activities	(48.2)	(30.5)

Financing activities
Payments of Revolving Credit Facility	—	(25.0)
Proceeds from issuance of long-term debt	—	5.4
Payments of long-term debt	(10.1)	(11.3)
Purchase of treasury stock	(2.7)	(14.5)
Other financing activities	(3.2)	(3.7)
Net cash used in financing activities	(16.0)	(49.1)

Effect of exchange rate changes on cash	(3.7)	1.7

Net decrease in cash and cash equivalents	(50.1)	(45.8)

Cash and cash equivalents at beginning of period	519.9	511.5

Cash and cash equivalents at end of period	$469.8	$465.7

Supplemental cash flow information
Interest paid	$47.8	$41.6
Income taxes paid, net	$11.5	$26.0
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2023	114.6	$1.3	$1,369.2	$(249.6)	$(218.2)	$(275.4)
Net loss	—	—	—	(5.1)	—	—
Vesting of stock-based compensation	4.0	—	—	—	—	—
Stock-based compensation	—	—	3.4	—	—	—
Purchase of treasury stock	(1.6)	—	—	—	(14.5)	—
Changes in cash flow hedges	—	—	—	—	—	2.5
Foreign currency translation adjustments	—	—	—	—	—	8.8
Defined benefit plans, net	—	—	—	—	—	(0.7)
Balance at March 31, 2023	117.0	$1.3	$1,372.6	$(254.7)	$(232.7)	$(264.8)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2024	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)
Net income	—	—	—	20.5	—	—
Vesting of stock-based compensation	0.8	—	—	—	—	—
Stock-based compensation	—	—	3.8	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.7)	—
Changes in cash flow hedges	—	—	—	—	—	10.8
Foreign currency translation adjustments	—	—	—	—	—	(15.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at March 31, 2024	117.5	$1.3	$1,386.4	$(262.7)	$(235.6)	$(268.0)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

The balance sheet at December 31, 2023 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. Actual results could differ materially from those estimates.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Effect of New Accounting Standards and Other Regulatory Pronouncements

Accounting Standards Update 2023-07
On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 - Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 enhances existing annual segment requirements to include disclosure of significant segment expenses and other segment items by reportable segment that are regularly used by the Chief Operating Decision Maker (CODM) to evaluate segment performance. This guidance also requires annual disclosure of the title and position of the CODM. ASU 2023-07 also expands interim segment disclosure requirements to include all existing annual segment disclosures in addition to the new disclosure requirements for significant segment expenses and other segment items. This guidance became effective at the beginning of our 2024 fiscal year for annual requirements, and will become effective at the beginning of our 2025 fiscal year for interim requirements, using a retrospective transition method. We adopted this guidance retrospectively on January 1, 2024 for the annual requirements and will adopt the interim requirements on January 1, 2025. We are currently assessing the impact that this standard will have on our consolidated financial statements.
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Securities and Exchange Commission (SEC) Rule
In the first quarter of 2024, the SEC adopted "The Enhancement and Standardization of Climate-Related Disclosures for Investors," a rule that expands disclosure requirements, including climate-related risks and financial statement impacts, as well as disclosures related to greenhouse gas (GHG) emissions. The annual disclosures related to climate-related risks and financial statement impacts are required beginning with our 2025 fiscal year and the disclosures related to GHG emissions are required beginning with our 2026 fiscal year. The GHG emissions disclosures are also subject to limited assurance requirements by 2029 and reasonable assurance requirements by 2033. We are currently assessing the impact that this rule will have on our consolidated financial statements. In April 2024, the SEC issued an order staying the rule pending legal review of the petitions challenging the rule. This order does not amend the compliance dates required by the rule.

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

Inventories consist of the following:

	March 31, 2024	December 31, 2023
	(in millions)

Raw materials and work-in-progress	$413.2	$411.5
Finished goods	96.6	103.5
Gross inventories	509.8	515.0
Inventory valuation reserves	(33.0)	(32.1)
Inventories, net	$476.8	$482.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2024:

Consolidated
(in millions)
Balance at December 31, 2023	$182.1
Foreign currency translation	(0.7)
Balance at March 31, 2024	$181.4

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

At March 31, 2024, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$54.3	$(50.1)	$4.2	$54.2	$(49.2)	$5.0
Customer platforms	856.2	(444.0)	412.2	856.2	(428.2)	428.0
Customer relationships	53.0	(23.9)	29.1	53.0	(23.1)	29.9
Technology and other	154.0	(87.3)	66.7	154.3	(84.4)	69.9
Total	$1,117.5	$(605.3)	$512.2	$1,117.7	$(584.9)	$532.8

Amortization expense for our intangible assets was $20.7 million for the three months ended March 31, 2024 and $21.4 million for the three months ended March 31, 2023. Estimated amortization expense for the years 2024 through 2028 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	484.3	484.3
Term Loan B Facility	648.0	648.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	125.9	127.6
5.00% Notes due 2029	600.0	600.0
Foreign credit facilities and other	42.4	51.8
Total debt	2,800.6	2,811.7
Less: Current portion of long-term debt	25.0	17.0
Long-term debt	2,775.6	2,794.7
Less: Debt issuance costs	40.6	42.8
Long-term debt, net	$2,735.0	$2,751.9

Senior Secured Credit Facilities Our Senior Secured Credit Facilities are comprised of the Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. The Revolving Credit Facility and Term Loan A Facility mature in the first quarter of 2027 and the Term Loan B Facility matures in the fourth quarter of 2029. At March 31, 2024, we had $892.3 million available under the Revolving Credit Facility. This availability reflects a reduction of $32.7 million primarily for standby letters of credit issued against the facility. In the first quarter of 2023, we paid $25.0 million on our Revolving Credit Facility that had been drawn in the fourth quarter of 2022.

As of March 31, 2024, we have prepaid $19.5 million of the outstanding principal on our Term Loan A Facility and $18.6 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility through the end of 2024 and under the Term Loan B Facility through the end of 2026.

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

Redemption of 6.25% Notes Due 2026 In the first quarter of 2024, we completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the first quarter of 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Foreign credit facilities and Other We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2024, $42.4 million was outstanding under our foreign credit facilities, as compared to $51.8 million at December 31, 2023. At March 31, 2024, an additional $83.4 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 7.1% at both March 31, 2024 and December 31, 2023.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2024 and December 31, 2023, we had currency forward contracts outstanding with a total notional amount of $227.3 million and $206.9 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the fourth quarter of 2026 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2024.

Fixed-to-fixed cross-currency swap In 2022, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under fixed-to-fixed cross-currency swaps of €200.0 million at both March 31, 2024 and December 31, 2023, which were equivalent to $215.8 million and $220.7 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2024.

Variable-to-fixed interest rate swaps In 2023, we entered into variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of March 31, 2024, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swaps into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During		Total of Financial	Gain Expected
	of Gain (Loss)	Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income	2024	2023	2024	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$4.7	$3.3	$1,408.4	$17.0
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	5.0	(2.7)	—	0.4
Variable-to-fixed interest rate swap	Interest Expense	0.3	0.6	(49.0)	4.3

See Note 7 - Reclassifications out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income during the three months ended March 31, 2024 and 2023.

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain Recognized During		Total of Financial
	of Gain	Three Months Ended		Statement
	Recognized in	March 31,		Line Item
	Net Income	2024	2023	2024
		(in millions)

Currency forward contracts	Other Income (Expense), net	$1.1	$2.1	$—

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	March 31, 2024	December 31, 2023	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$222.2	$328.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	17.0	15.9	Level 2
Nondesignated - currency forward contracts	1.0	0.8	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	6.0	5.4	Level 2
Investment in equity securities	0.9	0.8	Level 1
Accrued expenses and other
Cash flow hedges - fixed-to-fixed cross-currency swap	4.5	9.4	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.0	5.0	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - variable-to-fixed interest rate swap	5.9	16.5	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

We have an investment in the equity securities of REE Automotive, which are measured at fair value each reporting period with changes in fair value reported through an unrealized holding gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. As of March 31, 2024, our investment in REE shares was valued at $0.9 million based on a closing price on that date of $5.84 per share.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	484.3	482.4	484.3	483.6	Level 2
Term Loan B Facility	648.0	648.8	648.0	649.6	Level 2
6.875% Notes due 2028	400.0	396.0	400.0	387.0	Level 2
6.50% Notes due 2027	500.0	495.0	500.0	501.9	Level 2
6.25% Notes due 2026	125.9	124.6	127.6	126.3	Level 2
5.00% Notes due 2029	600.0	538.5	600.0	529.5	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2024 and March 31, 2023 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

Other comprehensive income (loss) before reclassifications	—		(15.3)	23.8		8.5

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(5.0)		(5.0)

Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(a)	—	(10.0)	(b)	(10.9)

Income taxes reclassified into net income (loss)	0.3		—	2.0		2.3

Net change in accumulated other comprehensive income (loss)	(0.6)		(15.3)	10.8		(5.1)

Balance at March 31, 2024	$(145.9)		$(157.6)	$35.5		$(268.0)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Cash Flow Hedges		Total
Balance at December 31, 2022	$(146.9)		$(149.7)	$21.2		$(275.4)

Other comprehensive income before reclassifications	—		8.8	1.9		10.7

Income tax effect of other comprehensive income before reclassifications	—		—	2.2		2.2

Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	(a)	—	(1.2)	(b)	(2.4)

Income taxes reclassified into net income (loss)	0.5		—	(0.4)		0.1

Net change in accumulated other comprehensive income (loss)	(0.7)		8.8	2.5		10.6

Balance at March 31, 2023	$(147.6)		$(140.9)	$23.7		$(264.8)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended March 31, 2024 and March 31, 2023.

(b)
The amounts reclassified from AOCI included $(4.7) million in cost of goods sold (COGS), $(0.3) million in interest expense and $(5.0) million in Other income (expense), net for the three months ended March 31, 2024 and $(3.3) million in COGS, $(0.6) million in interest expense and $2.7 million in Other income (expense), net for the three months ended March 31, 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2024	2023
	(in millions)

Service cost	$0.3	$0.3
Interest cost	5.8	6.0
Expected asset return	(7.2)	(7.2)
Amortized loss	1.7	1.0
Net periodic benefit cost	$0.6	$0.1

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2024	2023
	(in millions)

Service cost	$—	$—
Interest cost	2.1	2.5
Amortized gain	(2.5)	(2.1)
Amortized prior service credit	(0.1)	(0.1)
Net periodic benefit cost (credit)	$(0.5)	$0.3

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, we have a noncurrent pension liability of $72.7 million and $74.7 million, respectively. As of March 31, 2024 and December 31, 2023, we have a noncurrent other postretirement benefits liability of $268.4 million and $268.9 million, respectively.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2024 to be less than $1.0 million. We expect our cash payments for other postretirement benefit obligations in 2024, net of GM cost sharing, to be approximately $11.0 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)

Beginning balance	$66.3	$54.1
Accruals	3.9	8.7
Payments	(2.2)	(1.8)
Foreign currency translation	(0.4)	0.4
Ending balance	$67.6	$61.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2024 and 2023. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended March 31, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$828.0	$345.9	$1,173.9
Asia	142.7	8.0	150.7
Europe	121.5	124.3	245.8
South America	14.2	22.3	36.5
Total	$1,106.4	$500.5	$1,606.9

	Three Months Ended March 31, 2023
	Driveline	Metal Forming	Total
North America	$783.0	$328.5	$1,111.5
Asia	105.8	6.7	112.5
Europe	99.8	122.9	222.7
South America	25.2	22.0	47.2
Total	$1,013.8	$480.1	$1,493.9

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2023	$818.5	$16.6	$70.4
March 31, 2024	960.5	15.0	69.9
Increase/(decrease)	$142.0	$(1.6)	$(0.5)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $4.0 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2022, we completed our acquisition of Tekfor Group (Tekfor) and in 2023 initiated certain restructuring actions associated with the acquired entities. We expect to incur restructuring costs associated with the acquired entities throughout 2024.
In the first quarter of 2024, we initiated a global restructuring program (the 2024 Program) focused on optimizing our cost structure. We expect to incur costs under the 2024 Program into 2026.
A summary of our restructuring activity for the first three months of 2024 and 2023 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2022	$2.4	$1.4	$3.8
Charges	0.3	3.7	4.0
Cash utilization	(0.7)	(2.5)	(3.2)
Accrual at March 31, 2023	$2.0	$2.6	$4.6

Accrual at December 31, 2023	$3.0	$1.7	$4.7
Charges	0.2	1.2	1.4
Cash utilization	(1.6)	(1.1)	(2.7)
Accrual at March 31, 2024	$1.6	$1.8	$3.4
As part of our restructuring actions, we incurred total severance charges of approximately $0.2 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. We also incurred total implementation costs of approximately $1.2 million and $3.7 million during the three months ended March 31, 2024 and 2023, respectively. Implementation costs consist primarily of plant exit costs. We incurred $0.2 million of costs related to restructuring actions associated with Tekfor and $1.2 million of costs under the 2024 Program in the three months ended March 31, 2024. We have incurred $2.3 million of total restructuring costs related to restructuring actions associated with Tekfor. Approximately $1.1 million of our total restructuring costs for the three months ended March 31, 2024 related to our Metal Forming segment, while the remainder were corporate costs. Substantially all of our total restructuring costs for the three months ended March 31, 2023 related to our Metal Forming segment. We expect to incur approximately $10 million to $20 million of total restructuring charges in 2024 associated with Tekfor and the 2024 Program.
The following table represents a summary of integration charges incurred primarily related to our acquisition of Tekfor:

Integration Expenses
(in millions)
Charges for the three months ended March 31, 2024	$1.1
Charges for the three months ended March 31, 2023	0.8
Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations and totaled $2.5 million and $4.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Our income tax expense and effective income tax rate for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)

Income tax expense	$15.9	$—
Effective income tax rate	43.7%	—%

During the three months ended March 31, 2024 and 2023, in computing our estimated annual effective tax rate, we recorded a full valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. In addition, during the three months ended March 31, 2023, we recorded a valuation allowance against a portion of the deferred tax asset on prior year disallowed interest expense in the U.S. and reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions, resulting in net tax expense of $3.4 million during the three months ended March 31, 2023.

Our effective income tax rate for the three months ended March 31, 2024 varies from our effective income tax rate for the three months ended March 31, 2023 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the three months ended March 31, 2024, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income (GILTI), net of the favorable impact of certain foreign tax rates and the impact of tax credits. For the three months ended March 31, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to GILTI, net of the impact of the reduction in unrecognized tax benefits, favorable foreign tax rates and the impact of tax credits.

In accordance with the guidance in ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is "more likely than not" based on the available evidence. If we experience lower than projected earnings in certain jurisdictions in future periods, it is reasonably possible that changes in valuation allowances could be recognized and such changes could be material to our financial statements.

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

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements as of, and for the three months ended, March 31, 2024 and March 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by AAM to the IRS in 2023. As of March 31, 2024, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $300 million to $350 million.

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of March 31, 2024 and December 31, 2023, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $30.4 million and $38.1 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2024	2023
	(in millions, except per share data)
Numerator
Net income (loss)	$20.5	$(5.1)
Less: Net income attributable to participating securities	(0.6)	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$19.9	$(5.1)

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	120.9	119.8
Less: Weighted-average participating securities	(3.7)	(4.6)
Weighted-average common shares outstanding	117.2	115.2

Effect of dilutive securities -
Dilutive stock-based compensation	0.1	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	117.3	115.2

Basic EPS	$0.17	$(0.04)

Diluted EPS	$0.17	$(0.04)

Basic and dilutive loss per share are the same for the three months ended March 31, 2023 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded potentially dilutive shares were 0.2 million for the three months ended March 31, 2023.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, unrealized gains or losses on equity securities, pension curtailment and settlement charges and non-recurring items.

The following tables represent information by reportable segment for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31, 2024
	Driveline	Metal Forming	Total
Sales	$1,106.4	$644.1	$1,750.5
Less: Intersegment sales	—	143.6	143.6
Net external sales	$1,106.4	$500.5	$1,606.9

Segment Adjusted EBITDA	$157.4	$48.2	$205.6

	Three Months Ended March 31, 2023
	Driveline	Metal Forming	Total
Sales	$1,013.8	$619.1	$1,632.9
Less: Intersegment sales	—	139.0	139.0
Net external sales	$1,013.8	$480.1	$1,493.9

Segment Adjusted EBITDA	$114.1	$61.3	$175.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Total segment adjusted EBITDA	$205.6	$175.4
Interest expense	(49.0)	(50.5)
Depreciation and amortization	(117.8)	(124.9)
Restructuring and acquisition-related costs	(2.5)	(4.8)
Unrealized gain (loss) on equity securities	0.1	(0.3)
Income (loss) before income taxes	$36.4	$(5.1)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 40% of our consolidated net sales for the first three months of 2024 and 39% for both the first three months of 2023 and the full year 2023.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 14% of our consolidated net sales for the first three months of 2024, 17% for the first three months of 2023 and 16% for the full year 2023.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 13% of our consolidated net sales for the first three months of 2024, 11% for the first three months of 2023 and 12% for the full year 2023.

No other customer represented 10% or more of consolidated net sales during these periods.

Commercial Matters

In April 2024, one of our largest customers notified AAM that production purchase orders related to a previously announced contract to supply e-Beam axles for a future vehicle program were terminated. We believe that the termination of these purchase orders reflects, in part, the significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of production. We have submitted a cancellation claim to recover certain costs incurred in connection with the terminated purchase orders. As of March 31, 2024, we have approximately $70 million of assets in our Condensed Consolidated Balance Sheet associated with this program, consisting of capitalized engineering, design and development costs and other commercial amounts. As of the date of this filing, we believe we are entitled to claim and recover the full amount. However, due to the nature of the cancellation claim process, and the need to reach final resolution with the customer, the ultimate amount to be recovered is not determinable and could differ materially from the amount included in our Condensed Consolidated Balance Sheet.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2024 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

Net Sales

	Three Months Ended March 31,
(in millions)	2024	2023	Change	Percent Change
Net sales	$1,606.9	$1,493.9	$113.0	7.6%

The increase in the first three months of 2024, as compared to the first three months of 2023, primarily reflects increased production volumes on certain vehicle programs that we support, as well as approximately $6 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold

	Three Months Ended March 31,
(in millions)	2024	2023	Change	Percent Change
Cost of goods sold	$1,408.4	$1,333.3	$75.1	5.6%

The change in cost of goods sold in the first three months of 2024, as compared to the first three months of 2023, primarily reflects increased production volumes on certain vehicle programs that we support, as well as an increase of approximately $13 million associated with the effect of metal market pass-through costs and the impact of foreign exchange related to translation adjustments. For the three months ended March 31, 2024, material costs were approximately 58% of total costs of goods sold as compared to approximately 56% for the three months ended March 31, 2023.

Gross Profit

	Three Months Ended March 31,
(in millions)	2024	2023	Change	Percent Change
Gross profit	$198.5	$160.6	$37.9	23.6%

Gross margin was 12.4% in the first three months of 2024 as compared to 10.8% in the first three months of 2023. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
(in millions)	2024	2023	Change	Percent Change
Selling, general & administrative expenses	$98.3	$98.3	$—	—%

SG&A as a percentage of net sales was 6.1% in the first three months of 2024 as compared to 6.6% of net sales in the first three months of 2023.  Research and development (R&D) expense, net of customer engineering, design and development recoveries, was approximately $36.7 million in the first three months of 2024, as compared to $42.8 million in the first three months of 2023. The decrease in R&D expense in the first quarter of 2024, as compared to the first quarter of 2023, was offset by increased compensation-related expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $20.7 million for the three months ended March 31, 2024 as compared to $21.4 million for the three months ended March 31, 2023.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $2.5 million for the three months ended March 31, 2024, as compared to $4.8 million for the three months ended March 31, 2023. In 2024, we expect to incur approximately $10 million to $20 million of total restructuring charges. In addition, we expect to incur up to $5 million of integration costs in 2024 associated with our acquisition of Tekfor. See Note 11 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $77.0 million in the first three months of 2024 as compared to $36.1 million in the first three months of 2023. Operating margin was 4.8% in the first three months of 2024, as compared to 2.4% in the first three months of 2023. The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales and Cost of Goods Sold.

Interest Expense and Interest Income  Interest expense was $49.0 million in the first three months of 2024 as compared to $50.5 million in the first three months of 2023. The weighted-average interest rate of our long-term debt outstanding was 7.1% for the three months ended March 31, 2024 and 6.6% for the three months ended March 31, 2023. We expect our interest expense for the full year 2024 to be approximately $190 million to $200 million.

Interest income was $8.3 million in the first three months of 2024 as compared to $5.9 million in the first three months of 2023.

Unrealized Gain (Loss) on Equity Securities We have an investment in the equity securities of REE Automotive, which are measured at fair value each reporting period with changes in fair value reported through an unrealized holding gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. We recognized an unrealized gain on our investment in REE Automotive of $0.1 million in the first quarter of 2024, as compared to an unrealized loss of $0.3 million in the first quarter of 2023.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was de minimis in the first three months of 2024, and was income of $3.7 million in the first three months of 2023.

Income Tax Expense Income tax expense was $15.9 million for the three months ended March 31, 2024, and we had no income tax expense for the three months ended March 31, 2023. Our effective income tax rate was 43.7% in the first three months of 2024 as compared to 0.0% in the first three months of 2023.

During the three months ended March 31, 2024 and 2023, in computing our estimated annual effective tax rate, we recorded a full valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. In addition, during the three months ended March 31, 2023, we recorded a valuation allowance against a portion of the deferred tax asset on prior year disallowed interest expense in the U.S. and reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions, resulting in net tax expense of $3.4 million during the three months ended March 31, 2023.

Our effective income tax rate for the three months ended March 31, 2024 varies from our effective income tax rate for the three months ended March 31, 2023 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the three months ended March 31, 2024, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income (GILTI), net of the favorable impact of certain foreign tax rates and the impact of tax credits. For the three months ended March 31, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to GILTI, net of the impact of the reduction in unrecognized tax benefits, favorable foreign tax rates and the impact of tax credits.

Net Income (Loss) and Earnings (Loss) Per Share (EPS) Our net income was $20.5 million in the first three months of 2024, as compared to a net loss of $5.1 million in the first three months of 2023. Diluted EPS was earnings of $0.17 per share in the first three months of 2024, as compared to a loss of $0.04 per share in the first three months of 2023. Net income (loss) and EPS for the first three months of 2024 and 2023 were primarily impacted by the factors discussed above.

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

The following table represents sales by reportable segment for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Driveline	$1,106.4	$1,013.8
Metal Forming	644.1	619.1
Eliminations	(143.6)	(139.0)
Net sales	$1,606.9	$1,493.9

The increase in both Driveline and Metal Forming sales for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily the result of increased production volumes on certain vehicle programs that we support. Metal Forming sales also increased by approximately $6 million in the first three months of 2024, as compared to the first three months of 2023, as a result of the effect of metal market pass-throughs to our customers and the impact of foreign exchange translation.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2024 and 2023 are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Driveline	$157.4	$114.1
Metal Forming	48.2	61.3
Total segment adjusted EBITDA	$205.6	$175.4

For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, the increase in Segment Adjusted EBITDA for the Driveline segment primarily reflects approximately $24 million attributable to the impact of increased production volumes on certain vehicle programs that we support, with the remainder primarily related to improved operating performance and lower program launch costs.

For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, Segment Adjusted EBITDA for the Metal Forming segment was impacted by increased manufacturing costs, primarily labor costs, as well as the impact of production inefficiencies at certain of our locations due, in part, to labor shortages. These cost increases were partially offset by the favorable impact of increased production volumes on certain vehicle programs that we support.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, unrealized gains or losses on equity securities, pension curtailment and settlement charges and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$20.5	$(5.1)
Interest expense	49.0	50.5
Income tax expense	15.9	—
Depreciation and amortization	117.8	124.9
EBITDA	$203.2	$170.3
Restructuring and acquisition-related costs	2.5	4.8
Unrealized (gain) loss on equity securities	(0.1)	0.3
Total segment adjusted EBITDA	$205.6	$175.4

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

At March 31, 2024, we had over $1.4 billion of liquidity consisting of approximately $470 million of cash and cash equivalents, approximately $892 million of available borrowings under our Revolving Credit Facility and approximately $83 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2026.

Operating Activities  In the first three months of 2024, net cash provided by operating activities was $17.8 million as compared to $32.1 million in the first three months of 2023. The following factors impacted cash from operating activities in the first three months of 2024, as compared to the first three months of 2023:

Accounts receivable For the three months ended March 31, 2024, we experienced a decrease in cash flow from operating activities of approximately $79 million related to the change in our accounts receivable balance from December 31, 2023 to March 31, 2024, as compared to the change in our accounts receivable balance from December 31, 2022 to March 31, 2023. This change was primarily attributable to the timing of sales to customers in the applicable periods. The change was also the result of timing of collections on customer receivables as we participate in an early payment program offered by our largest customer, which allows us to sell certain of our North American receivables from this customer to a third party at our discretion. We utilize this program from time to time.

Accounts payable and accrued expenses For the three months ended March 31, 2024, we experienced an increase in cash flow from operating activities of approximately $26 million related to the change in our accounts payable and accrued expenses balance from December 31, 2023 to March 31, 2024, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2022 to March 31, 2023. This change was primarily attributable to the timing of production and the associated purchases from suppliers within the applicable periods.

Income taxes Income taxes paid, net was $11.5 million in the first three months of 2024, as compared to $26.0 million in the first three months of 2023. During the first three months of 2023, we paid $10.1 million as a result of the Notice of Tax Due that was received from the Internal Revenue Service in the fourth quarter of 2022. See Note 12 - Income Taxes for additional detail regarding the Notice of Tax Due.

Interest paid Interest paid was $47.8 million for the three months ended March 31, 2024, as compared to $41.6 million for the three months ended March 31, 2023. The change in interest paid was primarily the result of increased interest rates on our variable rate debt.

Restructuring and acquisition-related costs For the full year 2024, we expect restructuring and acquisition-related payments in cash flows from operating activities to be between $15 million and $25 million, and we expect the timing of cash payments to approximate the timing of charges incurred.

Pension and other postretirement benefits Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2024 to be less than $1 million. We expect our cash payments for other postretirement benefit obligations in 2024, net of GM cost sharing, to be approximately $11.0 million.

Investing Activities  In the first three months of 2024, net cash used in investing activities was $48.2 million as compared to $30.5 million for the three months ended March 31, 2023. Capital expenditures were $48.0 million in the first three months of 2024 as compared to $46.6 million in the first three months of 2023. We expect our capital spending in 2024 to be 4.0% to 4.5% of sales.

In the first three months of 2023, we received $17.0 million of cash reimbursements under our insurance policies associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire that occurred in 2020. This cash received has been classified as an investing cash flow based on the nature of the associated loss incurred.

Financing Activities  In the first three months of 2024, net cash used in financing activities was $16.0 million, as compared to $49.1 million in the first three months of 2023. The following factors impacted cash from financing activities in the first three months of 2024, as compared to the first three months of 2023:

Senior Secured Credit Facilities Our Senior Secured Credit Facilities are comprised of the Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. The Revolving Credit Facility and Term Loan A Facility mature in the first quarter of 2027 and the Term Loan B Facility matures in the fourth quarter of 2029. At March 31, 2024, we had $892.3 million available under the Revolving Credit Facility. This availability reflects a reduction of $32.7 million primarily for standby letters of credit issued against the facility. In the first quarter of 2023, we paid $25.0 million on our Revolving Credit Facility that had been drawn in the fourth quarter of 2022.

As of March 31, 2024, we have prepaid $19.5 million of the outstanding principal on our Term Loan A Facility and $18.6 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility through the end of 2024 and under the Term Loan B Facility through the end of 2026.

Redemption of 6.25% Notes Due 2026 In the first quarter of 2024, we completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the first quarter of 2024, we repaid $6.6 million of the outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At March 31, 2024, $42.4 million was outstanding under our foreign credit facilities, as compared to $51.8 million at December 31, 2023. At March 31, 2024, an additional $83.4 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $2.7 million in the first three months of 2024 to $235.6 million as compared to $232.9 million at year-end 2023, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

Statement of Operations Information	(in millions)
	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Net sales	$1,129.3	$4,376.7
Gross profit	143.5	339.2
Income (loss) from operations	31.5	(91.4)
Net loss	(7.3)	(182.4)

Balance Sheet Information	(in millions)
	March 31, 2024	December 31, 2023
Current assets	$1,242.6	$1,009.2
Noncurrent assets	2,571.1	2,723.4

Current liabilities	590.2	1,512.2
Noncurrent liabilities	3,254.7	3,252.2

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At March 31, 2024 and December 31, 2023, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $20 million and $1,090 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $465 million and $580 million, respectively. The reduction in the amounts owed by the Combined Entities to non-guarantor entities, and the associated reduction in Current liabilities at March 31, 2024, as compared to December 31, 2023, was the result of the implementation of certain actions to reorganize our global operating structure effective at the end of 2023 and a corresponding change to our Subsidiary Guarantors effective in the first quarter of 2024.

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

We file U.S. federal, state and local income tax returns, as well as foreign income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 12 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending litigation.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the first quarter of 2024.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in the first quarter of 2024 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2024 and December 31, 2023, we had currency forward contracts outstanding with a total notional amount of $227.3 million and $206.9 million, respectively. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $20.7 million at March 31, 2024 and was $18.8 million at December 31, 2023.

In 2022, we entered into a fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. We had notional amounts outstanding under fixed-to-fixed cross-currency swaps of €200.0 million at both March 31, 2024 and December 31, 2023, which were equivalent to $215.8 million and $220.7 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2024. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $21.6 million at March 31, 2024 and was approximately $22.1 million at December 31, 2023.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2023, we entered into variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of March 31, 2024, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swaps into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 14% of our weighted-average interest rate at March 31, 2024) on our long-term debt outstanding, would be approximately $4.3 million at March 31, 2024 and was approximately $4.4 million at December 31, 2023, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended March 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2024	5,076	$8.02	—	$—
February 1 - February 29, 2024	—	—	—	—
March 1 - March 31, 2024	384,781	6.87	—	—
Total	389,857	$6.88	—	$—

Item 5. Other Information

During the quarterly period ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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
May 3, 2024