Form 10-Q
period 2024-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2024-11-08
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 117,581,028 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•our ability to consummate strategic initiatives and successfully integrate acquisitions and joint ventures;
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions, except per share data)

Net sales	$1,504.9	$1,551.9	$4,744.1	$4,616.5

Cost of goods sold	1,333.6	1,421.3	4,157.0	4,147.1

Gross profit	171.3	130.6	587.1	469.4

Selling, general and administrative expenses	94.6	81.8	298.1	271.2

Amortization of intangible assets	20.8	21.4	62.1	64.2

Impairment charge (Note 2)	12.0	—	12.0	—

Restructuring and acquisition-related costs	2.2	3.5	9.7	16.2

Operating income	41.7	23.9	205.2	117.8

Interest expense	(45.2)	(50.8)	(142.1)	(151.5)

Interest income	7.1	7.1	21.5	18.9

Other income (expense)
Debt refinancing and redemption costs	(0.2)	(0.3)	(0.5)	(0.3)
Loss on equity securities	—	(1.2)	(0.1)	(1.2)
Other income (expense), net	(5.5)	1.9	(14.3)	5.1

Income (loss) before income taxes	(2.1)	(19.4)	69.7	(11.2)

Income tax expense (benefit)	(12.1)	(2.0)	21.0	3.3

Net income (loss)	$10.0	$(17.4)	$48.7	$(14.5)

Basic earnings (loss) per share	$0.08	$(0.15)	$0.40	$(0.12)

Diluted earnings (loss) per share	$0.08	$(0.15)	$0.40	$(0.12)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss)	$10.0	$(17.4)	$48.7	$(14.5)

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(0.6)	(1.1)	(1.8)	(2.5)
Foreign currency translation adjustments	21.6	(16.1)	(8.0)	(12.0)
Changes in hedges, net of tax (b)	(28.2)	—	(36.4)	19.8
Other comprehensive income (loss)	(7.2)	(17.2)	(46.2)	5.3

Comprehensive income (loss)	$2.8	$(34.6)	$2.5	$(9.2)

(a)	Amounts are net of tax of $0.3 million and $0.9 million for the three and nine months ended September 30, 2024 and $0.2 million and $1.1 million for the three and nine months ended September 30, 2023.
(b)
Amounts are net of tax of $6.6 million and $6.2 million for the three and nine months ended September 30, 2024 and $(1.6) million and $(3.3) million for the three and nine months ended September 30, 2023.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$542.5	$519.9
Accounts receivable, net	900.1	818.5
Inventories, net	465.6	482.9
Prepaid expenses and other	169.2	185.3
Current assets held-for-sale	58.1	—
Total current assets	2,135.5	2,006.6

Property, plant and equipment, net	1,657.0	1,760.9
Deferred income taxes	188.3	169.4
Goodwill	174.1	182.1
Other intangible assets, net	477.5	532.8
GM postretirement cost sharing asset	109.3	111.9
Operating lease right-of-use assets	112.6	115.6
Other assets and deferred charges	474.0	477.0
Total assets	$5,328.3	$5,356.3

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$42.7	$17.0
Accounts payable	805.7	773.9
Accrued compensation and benefits	205.4	200.1
Deferred revenue	17.1	16.6
Current portion of operating lease liabilities	23.6	21.9
Accrued expenses and other	175.3	172.1
Current liabilities held-for-sale	24.4	—
Total current liabilities	1,294.2	1,201.6

Long-term debt, net	2,638.3	2,751.9
Deferred revenue	42.1	70.4
Deferred income taxes	15.9	16.5
Long-term portion of operating lease liabilities	91.2	95.5
Postretirement benefits and other long-term liabilities	630.3	615.5
Total liabilities	4,712.0	4,751.4

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
128.3 million shares issued as of September 30, 2024 and 127.4 million shares issued as of December 31, 2023	1.3	1.3
Paid-in capital	1,394.3	1,382.6
Accumulated deficit	(234.5)	(283.2)
Treasury stock at cost, 10.7 million shares as of September 30, 2024 and 10.3 million shares as of December 31, 2023	(235.7)	(232.9)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(147.1)	(145.3)
Foreign currency translation adjustments	(150.3)	(142.3)
Unrecognized gain (loss) on hedges, net of tax	(11.7)	24.7
Total stockholders' equity	616.3	604.9
Total liabilities and stockholders' equity	$5,328.3	$5,356.3
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	(in millions)
Operating activities
Net income (loss)	$48.7	$(14.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	354.3	365.8
Impairment charge (Note 2)	12.0	—
Deferred income taxes	(21.2)	(37.2)
Stock-based compensation	11.7	10.3
Pensions and other postretirement benefits, net of contributions	(7.0)	(9.0)
Loss on disposal of property, plant and equipment, net	5.3	3.9
Loss on equity securities	0.1	1.2
Debt refinancing and redemption costs	0.5	0.3
Changes in operating assets and liabilities
Accounts receivable	(106.1)	(67.5)
Inventories	7.9	2.7
Accounts payable and accrued expenses	45.0	123.7
Deferred revenue	(28.3)	(18.0)
Other assets and liabilities	(18.7)	(18.5)
Net cash provided by operating activities	304.2	343.2

Investing activities
Purchases of property, plant and equipment	(170.0)	(138.6)
Proceeds from sale of property, plant and equipment	3.6	0.8
Proceeds from government grants	2.0	—
Acquisition of business, net of cash acquired	(6.7)	(1.9)
Proceeds from sale of equity securities	0.8	—
Proceeds from insurance claim	—	17.0
Other investing activities	(3.9)	(4.0)
Net cash used in investing activities	(174.2)	(126.7)

Financing activities
Payments of Revolving Credit Facility	—	(25.0)
Proceeds from issuance of long-term debt	7.0	35.1
Payments of long-term debt	(99.2)	(89.8)
Debt issuance costs	(1.7)	(3.2)
Purchase of treasury stock	(2.8)	(14.7)
Other financing activities	(9.3)	(10.6)
Net cash used in financing activities	(106.0)	(108.2)

Effect of exchange rate changes on cash	(1.4)	(4.2)

Net increase in cash and cash equivalents	22.6	104.1

Cash and cash equivalents at beginning of period	519.9	511.5

Cash and cash equivalents at end of period	$542.5	$615.6

Supplemental cash flow information
Interest paid	$138.2	$132.5
Income taxes paid, net	$31.7	$41.4
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2023	114.6	$1.3	$1,369.2	$(249.6)	$(218.2)	$(275.4)
Net loss	—	—	—	(5.1)	—	—
Vesting of stock-based compensation	4.0	—	—	—	—	—
Stock-based compensation	—	—	3.4	—	—	—
Purchase of treasury stock	(1.6)	—	—	—	(14.5)	—
Changes in hedges	—	—	—	—	—	2.5
Foreign currency translation adjustments	—	—	—	—	—	8.8
Defined benefit plans, net	—	—	—	—	—	(0.7)
Balance at March 31, 2023	117.0	$1.3	$1,372.6	$(254.7)	$(232.7)	$(264.8)
Net income	—	—	—	8.0	—	—
Vesting of stock-based compensation	0.1	—	—	—	—	—
Stock-based compensation	—	—	3.4	—	—	—
Purchase of treasury stock	—	—	—	—	(0.2)	—
Changes in hedges	—	—	—	—	—	17.3
Foreign currency translation adjustments	—	—	—	—	—	(4.7)
Defined benefit plans, net	—	—	—	—	—	(0.7)
Balance at June 30, 2023	117.1	$1.3	$1,376.0	$(246.7)	$(232.9)	$(252.9)
Net loss	—	—	—	(17.4)	—	—
Stock-based compensation	—	—	3.5	—	—	—
Changes in hedges	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(16.1)
Defined benefit plans, net	—	—	—	—	—	(1.1)
Balance at September 30, 2023	117.1	$1.3	$1,379.5	$(264.1)	$(232.9)	$(270.1)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2024	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)
Net income	—	—	—	20.5	—	—
Vesting of stock-based compensation	0.8	—	—	—	—	—
Stock-based compensation	—	—	3.8	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.7)	—
Changes in hedges	—	—	—	—	—	10.8
Foreign currency translation adjustments	—	—	—	—	—	(15.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at March 31, 2024	117.5	$1.3	$1,386.4	$(262.7)	$(235.6)	$(268.0)
Net income	—	—	—	18.2	—	—
Vesting of stock-based compensation	0.1	—	—	—	—	—
Stock-based compensation	—	—	4.0	—	—	—
Purchase of treasury stock	—	—	—	—	(0.1)	—
Changes in hedges	—	—	—	—	—	(19.0)
Foreign currency translation adjustments	—	—	—	—	—	(14.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at June 30, 2024	117.6	$1.3	$1,390.4	$(244.5)	$(235.7)	$(301.9)
Net income	—	—	—	10.0	—	—
Stock-based compensation	—	—	3.9	—	—	—
Changes in hedges	—	—	—	—	—	(28.2)
Foreign currency translation adjustments	—	—	—	—	—	21.6
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at September 30, 2024	117.6	$1.3	$1,394.3	$(234.5)	$(235.7)	$(309.1)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ASSETS AND LIABILITIES HELD-FOR-SALE

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited for a sales price of $65 million, subject to certain customary adjustments at closing. The sale is expected to close in the fourth quarter of 2024, subject to customary closing conditions, including the receipt of regulatory approvals.

As a result, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale as of September 30, 2024. As such, $58.1 million of assets and $24.4 million of liabilities are classified as held-for-sale in our Condensed Consolidated Balance Sheet as of September 30, 2024. These amounts are classified entirely as current as we expect to complete the sale in the fourth quarter of 2024. Upon reclassification to held-for-sale in the third quarter of 2024, we recorded an impairment charge of $12.0 million to reduce the carrying value of this business to fair value less cost to sell. This impairment charge was primarily driven by approximately $30 million of accumulated currency translation adjustments that were included in the calculation of the carrying value of this business.

The sale of AAM India Manufacturing Corporation Pvt., Ltd. did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results. As such, no reclassification of the assets and liabilities as held-for-sale was required in our Condensed Consolidated Balance Sheet as of December 31, 2023.

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

Inventories consist of the following:

	September 30, 2024	December 31, 2023
	(in millions)

Raw materials and work-in-progress	$393.7	$411.5
Finished goods	105.2	103.5
Gross inventories	498.9	515.0
Inventory valuation reserves	(33.3)	(32.1)
Inventories, net	$465.6	$482.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the nine months ended September 30, 2024:

Consolidated
(in millions)
Balance at December 31, 2023	$182.1
Reclassification to Assets held-for-sale	(8.3)
Foreign currency translation	0.3
Balance at September 30, 2024	$174.1

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

At September 30, 2024, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

In October 2024, we entered into a definitive agreement to sell AAM India Manufacturing Corporation Pvt., Ltd. As a result, we have classified $8.3 million of goodwill associated with this business as held-for-sale as of September 30, 2024. See Note 2 - Assets and Liabilities Held-For-Sale for more detail.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	September 30,			December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$60.9	$(51.7)	$9.2	$54.2	$(49.2)	$5.0
Customer platforms	856.2	(475.7)	380.5	856.2	(428.2)	428.0
Customer relationships	53.0	(25.6)	27.4	53.0	(23.1)	29.9
Technology and other	154.2	(93.8)	60.4	154.3	(84.4)	69.9
Total	$1,124.3	$(646.8)	$477.5	$1,117.7	$(584.9)	$532.8

Amortization expense for our intangible assets was $20.8 million for the three months ended September 30, 2024 and $21.4 million for the three months ended September 30, 2023, and was $62.1 million for the nine months ended September 30, 2024 and $64.2 million for the nine months ended September 30, 2023. Estimated amortization expense for the years 2024 through 2028 is expected to be in the range of approximately $80 million to $85 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	484.3	484.3
Term Loan B Facility	648.0	648.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	45.9	127.6
5.00% Notes due 2029	600.0	600.0
Foreign credit facilities and other	40.2	51.8
Total debt	2,718.4	2,811.7
Less: Current portion of long-term debt	42.7	17.0
Long-term debt	2,675.7	2,794.7
Less: Debt issuance costs	37.4	42.8
Long-term debt, net	$2,638.3	$2,751.9

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

On June 28, 2023, Holdings and AAM, Inc. entered into the First Amendment to the Amended and Restated Credit Agreement (the First Amendment), which, among other things, increased the maximum levels of the total net leverage ratio covenant and reduced the minimum levels of cash interest expense coverage ratio covenant for the period from June 28, 2023 through the filing of our second quarter 2024 results, subject to certain conditions (the Amendment Period), modified certain categories of the applicable margin (determined based on the total net leverage ratio of Holdings) for the duration of the Amendment Period with respect to interest rates under the Term Loan A Facility and the Revolving Credit Facility, and modified certain covenants restricting the ability of Holdings, AAM, Inc. and certain subsidiaries of Holdings to create, incur, assume, or permit to exist certain additional indebtedness and liens and to make or agree to pay or make certain restricted payments, voluntary payments and distributions. As of the date of the First Amendment, the terms of the then-outstanding Term Loan B Facility under the Amended and Restated Credit Agreement, including maturity dates, interest rates and their applicable margins, remained unchanged. We paid debt issuance costs of $3.2 million in the nine months ended September 30, 2023 related to the First Amendment. The Amendment Period is no longer in effect following the filing of our second quarter 2024 results in August 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
At September 30, 2024, we had $892.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $32.8 million primarily for standby letters of credit issued against the facility. In the nine months ended September 30, 2023, we repaid $25.0 million on our Revolving Credit Facility that had been drawn in the fourth quarter of 2022.

As of September 30, 2024, we have prepaid $6.5 million of the outstanding principal on our Term Loan A Facility and $15.2 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility through the end of 2024 and under the Term Loan B Facility through the end of 2026.

In the first nine months of 2023, we made voluntary prepayments of the outstanding principal on our Term Loan A facility and the then-outstanding Term Loan B facility and expensed $0.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

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

In the third quarter of 2024, we voluntarily redeemed an additional portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $1.2 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. Additionally, in the nine months ended September 30, 2024, we completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the nine months ended September 30, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Foreign credit facilities and Other We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2024, $40.2 million was outstanding under our foreign credit facilities, as compared to $51.8 million at December 31, 2023. At September 30, 2024, an additional $74.7 million was available under our foreign credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 6.8% at September 30, 2024 and 7.1% at December 31, 2023.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of September 30, 2024 and December 31, 2023, we had currency forward contracts outstanding with a total notional amount of $254.9 million and $206.9 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2027 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2025.

Fixed-to-fixed cross-currency swap In the second quarter of 2024, we discontinued our existing €200.0 million fixed-to-fixed cross-currency swap that was designated as a cash flow hedge and entered into a new fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At September 30, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $194.8 million. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027.

Variable-to-fixed interest rate swaps In 2023, we entered into variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of September 30, 2024, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swaps into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow and fair value hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Loss Expected
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement	to be Reclassified
	Reclassified into	September 30,		September 30,		Line Item	During the
	Net Income (Loss)	2024	2023	2024	2023	2024	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$2.0	$5.5	$12.4	$14.3	$4,157.0	$(6.2)
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	(7.4)	6.7	(0.4)	2.7	(14.3)	—
Variable-to-fixed interest rate swap	Interest Expense	1.2	1.1	2.6	1.9	(142.1)	(0.6)

See Note 8 - Reclassifications out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain (Loss) Recognized During				Total of Financial
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement
	Recognized in	September 30,		September 30,		Line Item
	Net Income (Loss)	2024	2023	2024	2023	2024
		(in millions)

Currency forward contracts	Other Income (Expense), net	$(1.9)	$0.1	$(3.6)	$3.8	$(14.3)

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	September 30, 2024	December 31, 2023	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$235.0	$328.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	3.2	15.9	Level 2
Nondesignated - currency forward contracts	—	0.8	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	0.2	5.4	Level 2
Investment in equity securities	—	0.8	Level 1
Accrued expenses and other
Cash flow hedges - currency forward contracts	9.3	—	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	—	9.4	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	6.9	5.0	Level 2
Nondesignated - currency forward contracts	2.3	—	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	7.0	—	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	10.6	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	17.5	16.5	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the foreign credit facilities approximate their fair value due to the frequent resetting of the interest rates.

We had previously invested in the equity securities of REE Automotive, which were measured at fair value each reporting period, with changes in fair value reported as a gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2024, we sold all of our remaining equity securities of REE Automotive.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	484.3	484.9	484.3	483.6	Level 2
Term Loan B Facility	648.0	648.8	648.0	649.6	Level 2
6.875% Notes due 2028	400.0	396.0	400.0	387.0	Level 2
6.50% Notes due 2027	500.0	498.8	500.0	501.9	Level 2
6.25% Notes due 2026	45.9	45.8	127.6	126.3	Level 2
5.00% Notes due 2029	600.0	546.0	600.0	529.5	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2024 and September 30, 2023 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at June 30, 2024	$(146.5)		$(171.9)	$16.5		$(301.9)

Other comprehensive income (loss) before reclassifications	—		21.6	(39.0)		(17.4)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	8.3		8.3

Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(a)	—	4.2	(b)	3.3

Income taxes reclassified into net income	0.3		—	(1.7)		(1.4)

Net change in accumulated other comprehensive income (loss)	(0.6)		21.6	(28.2)		(7.2)

Balance at September 30, 2024	$(147.1)		$(150.3)	$(11.7)		$(309.1)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at June 30, 2023	$(148.3)		$(145.6)	$41.0		$(252.9)

Other comprehensive income (loss) before reclassifications	—		(16.1)	14.9		(1.2)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(3.3)		(3.3)

Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	(a)	—	(13.3)	(b)	(14.6)

Income taxes reclassified into net loss	0.2		—	1.7		1.9

Net change in accumulated other comprehensive income (loss)	(1.1)		(16.1)	—		(17.2)

Balance at September 30, 2023	$(149.4)		$(161.7)	$41.0		$(270.1)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended September 30, 2024 and September 30, 2023.

(b)
The amounts reclassified from AOCI included $(2.0) million in cost of goods sold (COGS), $(1.2) million in interest expense and $7.4 million in Other income (expense), net for the three months ended September 30, 2024 and $(5.5) million in COGS, $(1.1) million in interest expense and $(6.7) million in Other income (expense), net for the three months ended September 30, 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

Other comprehensive loss before reclassifications	—		(8.0)	(28.0)		(36.0)

Income tax effect of other comprehensive loss before reclassifications	—		—	5.9		5.9

Amounts reclassified from accumulated other comprehensive income (loss)	(2.7)	(a)	—	(14.6)	(b)	(17.3)

Income taxes reclassified into net income	0.9		—	0.3		1.2

Net change in accumulated other comprehensive income (loss)	(1.8)		(8.0)	(36.4)		(46.2)

Balance at September 30, 2024	$(147.1)		$(150.3)	$(11.7)		$(309.1)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2022	$(146.9)		$(149.7)	$21.2		$(275.4)

Other comprehensive income (loss) before reclassifications	—		(12.0)	42.0		30.0

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(4.3)		(4.3)

Amounts reclassified from accumulated other comprehensive income (loss)	(3.6)	(a)	—	(18.9)	(b)	(22.5)

Income taxes reclassified into net loss	1.1		—	1.0		2.1

Net change in accumulated other comprehensive income (loss)	(2.5)		(12.0)	19.8		5.3

Balance at September 30, 2023	$(149.4)		$(161.7)	$41.0		$(270.1)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the nine months ended September 30, 2024 and September 30, 2023.

(b)
The amounts reclassified from AOCI included $(12.4) million in cost of goods sold (COGS), $(2.6) million in interest expense and $0.4 million in Other income (expense), net for the nine months ended September 30, 2024 and $(14.3) million in COGS, $(1.9) million in interest expense and $(2.7) million in Other income (expense), net for the nine months ended September 30, 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)

Service cost	$0.3	$0.3	$0.8	$0.8
Interest cost	5.8	6.1	17.4	18.2
Expected asset return	(7.2)	(7.3)	(21.5)	(21.8)
Amortized loss	1.7	1.0	5.1	3.1
Net periodic benefit cost	$0.6	$0.1	$1.8	$0.3

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)

Service cost	$—	$—	$0.1	$0.1
Interest cost	2.1	2.6	6.3	7.6
Amortized gain	(2.5)	(2.1)	(7.5)	(6.3)
Amortized prior service credit	(0.1)	(0.2)	(0.3)	(0.4)
Net periodic benefit cost (credit)	$(0.5)	$0.3	$(1.4)	$1.0

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, we have a noncurrent pension liability of $69.3 million and $74.7 million, respectively. As of September 30, 2024 and December 31, 2023, we have a noncurrent other postretirement benefits liability of $265.4 million and $268.9 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)

Beginning balance	$67.7	$61.7	$66.3	$54.1
Accruals	3.6	16.8	11.3	29.1
Payments	(8.6)	(3.2)	(13.7)	(7.5)
Adjustment to prior period accruals	(0.1)	(2.7)	(0.6)	(3.1)
Foreign currency translation	0.9	(0.4)	0.2	(0.4)
Ending balance	$63.5	$72.2	$63.5	$72.2

In the third quarter of 2023, we recorded approximately $13 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and nine months ended September 30, 2024 and 2023. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended September 30, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$762.6	$322.4	$1,085.0
Asia	151.1	4.3	155.4
Europe	105.7	113.0	218.7
South America	22.9	22.9	45.8
Total	$1,042.3	$462.6	$1,504.9

	Three Months Ended September 30, 2023
	(in millions)
	Driveline	Metal Forming	Total
North America	$783.5	$338.5	$1,122.0
Asia	135.7	11.1	146.8
Europe	116.3	116.8	233.1
South America	25.7	24.3	50.0
Total	$1,061.2	$490.7	$1,551.9

	Nine Months Ended September 30, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$2,439.8	$1,026.0	$3,465.8
Asia	437.7	17.5	455.2
Europe	337.7	360.4	698.1
South America	57.8	67.2	125.0
Total	$3,273.0	$1,471.1	$4,744.1

	Nine Months Ended September 30, 2023
	(in millions)
	Driveline	Metal Forming	Total
North America	$2,393.6	$999.6	$3,393.2
Asia	360.0	28.3	388.3
Europe	327.5	358.9	686.4
South America	80.3	68.3	148.6
Total	$3,161.4	$1,455.1	$4,616.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2023	$818.5	$16.6	$70.4
September 30, 2024	900.1	17.1	42.1
Increase/(decrease)	$81.6	$0.5	$(28.3)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $13.6 million and $25.8 million for the nine months ended September 30, 2024 and 2023, respectively.

In the third quarter of 2024, we were notified by a customer that AAM was no longer obligated to provide product for a vehicle program that was expected to launch in the future. Prior to this notification, we had capitalized $19.8 million of engineering, design and development (ED&D) costs into Other assets and deferred charges and had also recorded $19.8 million of ED&D reimbursements in Deferred revenue in our Condensed Consolidated Balance Sheet. As a result of this customer notification in the third quarter of 2024, we removed these balances thereby reducing both Other assets and deferred charges and Deferred revenue by $19.8 million.

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
A summary of our restructuring activity for the first nine months of 2024 and 2023 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2022	$2.4	$1.4	$3.8
Charges	1.5	9.6	11.1
Cash utilization	(3.0)	(9.9)	(12.9)
Accrual at September 30, 2023	$0.9	$1.1	$2.0

Accrual at December 31, 2023	$3.0	$1.7	$4.7
Charges	6.1	1.6	7.7
Cash utilization	(5.3)	(1.5)	(6.8)
Accrual at September 30, 2024	$3.8	$1.8	$5.6
As part of our restructuring actions, we incurred total severance charges of approximately $6.1 million and $1.5 million during the nine months ended September 30, 2024 and 2023, respectively. We also incurred total implementation costs of approximately $1.6 million and $9.6 million during the nine months ended September 30, 2024 and 2023, respectively. Implementation costs consist primarily of plant exit costs.
We incurred $0.5 million of costs related to restructuring actions associated with Tekfor and $7.2 million of costs under the 2024 Program in the nine months ended September 30, 2024. We have incurred $2.6 million of total costs related to restructuring actions associated with Tekfor. Approximately $4.2 million of our total restructuring costs for the nine months ended September 30, 2024 related to our Driveline segment and these costs were primarily associated with the planned closure of our Glasgow Manufacturing Facility in Scotland, which is part of the 2024 Program. Approximately $1.9 million of our total restructuring costs for the nine months ended September 30, 2024 related to our Metal Forming segment, while the remainder were corporate costs. Substantially all of our total restructuring costs for the nine months ended September 30, 2023 related to our Metal Forming segment. We expect to incur approximately $10 million of total restructuring charges in 2024 associated with Tekfor and the 2024 Program.
The following table represents a summary of integration charges incurred primarily related to our acquisition of Tekfor:

Integration Expenses
(in millions)
Charges for the nine months ended September 30, 2024	$2.0
Charges for the nine months ended September 30, 2023	5.1
Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations and totaled $2.2 million and $3.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $9.7 million and $16.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

Our income tax expense and effective income tax rate for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)

Income tax expense (benefit)	$(12.1)	$(2.0)	$21.0	$3.3
Effective income tax rate	576.2%	10.3%	30.1%	(29.5)%

During the three and nine months ended September 30, 2024 and 2023, in computing our estimated annual effective tax rate, we recorded a valuation allowance against substantially all of the deferred tax asset on the current year estimated disallowed interest expense in the U.S. Additionally, during the three and nine months ended September 30, 2024, we recognized an income tax benefit of $7.9 million as the result of elections made as part of our 2023 income tax returns.

During the nine months ended September 30, 2023, we recognized an income tax benefit of approximately $3.2 million related to the release of a valuation allowance in a foreign jurisdiction. In addition, during the nine months ended September 30, 2023, we recorded a valuation allowance against a portion of the deferred tax asset on prior year disallowed interest expense in the U.S. and reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions, resulting in net tax expense of $3.4 million.

Our effective income tax rate for the three and nine months ended September 30, 2024 varies from our effective income tax rate for the three and nine months ended September 30, 2023 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the three and nine months ended September 30, 2024, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income (GILTI), the impact of certain foreign tax rates and the impact of tax credits. For the three and nine months ended September 30, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S., net of the impact of a reduction in unrecognized tax benefits, as well as favorable foreign tax rates and the impact of tax credits.

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

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements as of, and for the nine months ended, September 30, 2024 and September 30, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by AAM to the IRS in 2023. As of September 30, 2024, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $300 million to $350 million.

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

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of September 30, 2024 and December 31, 2023, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $31.3 million and $38.1 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Numerator
Net income (loss)	$10.0	$(17.4)	$48.7	$(14.5)
Less: Net income attributable to participating securities	(0.4)	—	(1.7)	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$9.6	$(17.4)	$47.0	$(14.5)

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	122.0	120.5	121.6	120.3
Less: Weighted-average participating securities	(4.4)	(3.4)	(4.1)	(3.8)
Weighted-average common shares outstanding	117.6	117.1	117.5	116.5

Effect of dilutive securities -
Dilutive stock-based compensation	0.2	—	0.1	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	117.8	117.1	117.6	116.5

Basic EPS	$0.08	$(0.15)	$0.40	$(0.12)

Diluted EPS	$0.08	$(0.15)	$0.40	$(0.12)

Basic and dilutive loss per share are the same for the three and nine months ended September 30, 2023 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded dilutive shares were 0.3 million and 0.2 million for the three and nine months ended September 30, 2023, respectively.

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on equity securities, pension curtailment and settlement charges, impairment charges and non-recurring items.

The following tables represent information by reportable segment for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30, 2024
	Driveline	Metal Forming	Total
Sales	$1,042.8	$596.5	$1,639.3
Less: Intersegment sales	0.5	133.9	134.4
Net external sales	$1,042.3	$462.6	$1,504.9

Segment Adjusted EBITDA	$135.7	$38.7	$174.4

	Three Months Ended September 30, 2023
	Driveline	Metal Forming	Total
Sales	$1,061.2	$624.8	$1,686.0
Less: Intersegment sales	—	134.1	134.1
Net external sales	$1,061.2	$490.7	$1,551.9

Segment Adjusted EBITDA	$137.3	$19.5	$156.8

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30, 2024
	Driveline	Metal Forming	Total
Sales	$3,273.7	$1,893.7	$5,167.4
Less: Intersegment sales	0.7	422.6	423.3
Net external sales	$3,273.0	$1,471.1	$4,744.1

Segment Adjusted EBITDA	$444.9	$143.5	$588.4

	Nine Months Ended September 30, 2023
	Driveline	Metal Forming	Total
Sales	$3,161.5	$1,878.1	$5,039.6
Less: Intersegment sales	0.1	423.0	423.1
Net external sales	$3,161.4	$1,455.1	$4,616.5

Segment Adjusted EBITDA	$403.5	$120.3	$523.8

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Total segment adjusted EBITDA	$174.4	$156.8	$588.4	$523.8
Interest expense	(45.2)	(50.8)	(142.1)	(151.5)
Depreciation and amortization	(116.9)	(120.4)	(354.3)	(365.8)
Restructuring and acquisition-related costs	(2.2)	(3.5)	(9.7)	(16.2)
Loss on equity securities	—	(1.2)	(0.1)	(1.2)
Debt refinancing and redemption costs	(0.2)	(0.3)	(0.5)	(0.3)
Impairment charge	(12.0)	—	(12.0)	—
Income (loss) before income taxes	$(2.1)	$(19.4)	$69.7	$(11.2)

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

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 41% of our consolidated net sales for the first nine months of 2024 and 39% for both the first nine months of 2023 and the full year 2023.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 14% of our consolidated net sales for the first nine months of 2024, 17% for the first nine months of 2023 and 16% for the full year 2023.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 13% of our consolidated net sales for the first nine months of 2024 and 12% for both the first nine months of 2023 and the full year 2023.

No other customer represented 10% or more of consolidated net sales during these periods.

Commercial Matters

In April 2024, one of our largest customers notified AAM that production purchase orders related to a previously announced contract to supply e-Beam axles for a future vehicle program were terminated. We believe that the termination of these purchase orders reflects, in part, the significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of production. We have submitted a cancellation claim to recover certain costs incurred in connection with the terminated purchase orders. As of September 30, 2024, we have approximately $70 million of assets in our Condensed Consolidated Balance Sheet associated with this program, consisting of capitalized engineering, design and development costs and other commercial amounts. As of the date of this filing, we believe we are entitled to claim and recover the full amount. However, due to the nature of the cancellation claim process, and the need to reach final resolution with the customer, the ultimate amount to be recovered is not determinable and could differ materially from the amount included in our Condensed Consolidated Balance Sheet.

Pending Sale of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited for a sales price of $65 million, subject to certain customary adjustments at closing (the India Sale Agreement). The sale is expected to close in the fourth quarter of 2024, subject to customary closing conditions, including the receipt of regulatory approvals.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2024 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023

Net Sales

	Three Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Net sales	$1,504.9	$1,551.9	$(47.0)	(3.0)%

The change in net sales in the third quarter of 2024, as compared to the third quarter of 2023, reflects a reduction of approximately $19 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

Cost of Goods Sold

	Three Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Cost of goods sold	$1,333.6	$1,421.3	$(87.7)	(6.2)%

The decrease in cost of goods sold in the third quarter of 2024, as compared to the third quarter of 2023, reflects a reduction of approximately $26 million associated with the effect of metal market pass-through costs and the impact of foreign exchange related to translation adjustments. The remainder of the decrease in cost of goods sold is primarily attributable to lower production volumes on certain vehicle programs that we support, as well as the impact of improved operating performance and lower launch costs. In addition, cost of goods sold for the three months ended September 30, 2023 included approximately $13 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies. For the three months ended September 30, 2024, material costs were approximately 56% of total costs of goods sold, as compared to approximately 57% for the three months ended September 30, 2023.

Gross Profit

	Three Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Gross profit	$171.3	$130.6	$40.7	31.2%

Gross margin was 11.4% in the third quarter of 2024, as compared to 8.4% in the third quarter of 2023. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Selling, general & administrative expenses	$94.6	$81.8	$12.8	15.6%

SG&A as a percentage of net sales was 6.3% in the third quarter of 2024, as compared to 5.3% of net sales in the third quarter of 2023.  Research and development (R&D) expense, net of customer engineering, design and development (ED&D) recoveries, was approximately $40.1 million in the third quarter of 2024, as compared to $35.8 million in the third quarter of 2023. In addition to the increase in R&D expense in the third quarter of 2024, as compared to the third quarter of 2023, the change in SG&A primarily reflects increased compensation-related expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $20.8 million for the three months ended September 30, 2024 and $21.4 million for the three months ended September 30, 2023.

Impairment Charge As a result of the India Sale Agreement, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale as of September 30, 2024. Upon reclassification to held-for-sale in the third quarter of 2024, we recorded an impairment charge of $12 million to reduce the carrying value of this business to fair value less cost to sell. This impairment charge was primarily driven by approximately $30 million of accumulated currency translation adjustments that were included in the calculation of the carrying value of this business.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $2.2 million in the third quarter of 2024 and $3.5 million in the third quarter of 2023. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $41.7 million in the third quarter of 2024, as compared to $23.9 million in the third quarter of 2023. Operating margin was 2.8% in the third quarter of 2024, as compared to 1.5% in the third quarter of 2023. The changes in operating income and operating margin were primarily due to factors discussed in Net Sales, Cost of Goods Sold, SG&A and Impairment Charge above.

Interest Expense and Interest Income  Interest expense was $45.2 million in the third quarter of 2024, as compared to $50.8 million in the third quarter of 2023. The weighted-average interest rate of our long-term debt outstanding was 7.2% in the third quarter of 2024 and 6.7% in the third quarter of 2023.

Interest income was $7.1 million in both the third quarter of 2024 and the third quarter of 2023.

Debt Refinancing and Redemption Costs  In the third quarter of 2024, we voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $1.2 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

In the third quarter of 2023, we expensed $0.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of our Term Loan A Facility and then-outstanding Term Loan B Facility as a result of voluntary prepayments made on these facilities.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was expense of $5.5 million in the third quarter of 2024, as compared to income of $1.9 million in the third quarter of 2023. The change in other income (expense), net was primarily driven by changes in foreign exchange gains and losses in the third quarter of 2024, as compared to the third quarter of 2023.

Income Tax Expense (Benefit)  Income tax expense (benefit) was a benefit of $12.1 million for the three months ended September 30, 2024, as compared to a benefit of $2.0 million for the three months ended September 30, 2023. Our effective income tax rate was 576.2% in the third quarter of 2024, as compared to 10.3% in the third quarter of 2023.

During the three months ended September 30, 2024 and 2023, in computing our estimated annual effective tax rate, we recorded a valuation allowance against substantially all of the deferred tax asset on the current year estimated disallowed interest expense in the U.S. During the three months ended September 30, 2024, we recognized an income tax benefit of $7.9 million as the result of elections made as part of our 2023 income tax returns.

Our effective income tax rate for the three months ended September 30, 2024 varies from our effective income tax rate for the three months ended September 30, 2023 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the three months ended September 30, 2024, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income (GILTI), the impact of certain foreign tax rates and the impact of tax credits. For the three months ended September 30, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S., net of the impact of a reduction in unrecognized tax benefits, as well as favorable foreign tax rates and the impact of tax credits.

Net Income (Loss) and Earnings (Loss) Per Share (EPS) Net income was $10.0 million in the third quarter of 2024, as compared to a loss of $17.4 million in the third quarter of 2023. Diluted earnings per share was $0.08 per share in the third quarter of 2024, as compared to diluted loss per share of $0.15 in the third quarter of 2023. Net income and EPS for the third quarters of 2024 and 2023 were primarily impacted by the factors discussed above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2024 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2023

Net Sales

	Nine Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Net sales	$4,744.1	$4,616.5	$127.6	2.8%

The increase in the first nine months of 2024, as compared to the first nine months of 2023, primarily reflects increased production volumes on certain vehicle programs that we support, including those associated with program launches in 2024 from our new and incremental business backlog. This increase was partially offset by a reduction of approximately $33 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold

	Nine Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Cost of goods sold	$4,157.0	$4,147.1	$9.9	0.2%

The change in cost of goods sold in the first nine months of 2024, as compared to the first nine months of 2023, primarily reflects increased production volumes on certain vehicle programs that we support, partially offset by a reduction of approximately $29 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, as well as a reduction of approximately $12 million in depreciation expense. Cost of goods sold for the nine months ended September 30, 2023 also reflects approximately $13 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies.

For both the nine months ended September 30, 2024 and September 30, 2023, material costs were approximately 57% of total cost of goods sold.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Gross profit	$587.1	$469.4	$117.7	25.1%

Gross margin was 12.4% in the first nine months of 2024 as compared to 10.2% in the first nine months of 2023. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
(in millions)	2024	2023	Change	Percent Change
Selling, general & administrative expenses	$298.1	$271.2	$26.9	9.9%

SG&A as a percentage of net sales was 6.3% in the first nine months of 2024 as compared to 5.9% in the first nine months of 2023. R&D expense, net of customer ED&D recoveries, was approximately $121.3 million in the first nine months of 2024, as compared to $115.7 million in the first nine months of 2023. In addition to the increase in R&D expense in the first nine months of 2024, as compared to the first nine months of 2023, the change in SG&A primarily reflects increased compensation-related expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $62.1 million for the nine months ended September 30, 2024, as compared to $64.2 million for the nine months ended September 30, 2023.

Impairment Charge As a result of the India Sale Agreement, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale as of September 30, 2024. Upon reclassification to held-for-sale in the third quarter of 2024, we recorded an impairment charge of $12 million to reduce the carrying value of this business to fair value less cost to sell. This impairment charge was primarily driven by approximately $30 million of accumulated currency translation adjustments that were included in the calculation of the carrying value of this business. See Note 2 - Assets and Liabilities Held-For-Sale for more detail.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $9.7 million for the nine months ended September 30, 2024, as compared to $16.2 million for the nine months ended September 30, 2023. In 2024, we expect to incur approximately $10 million of total restructuring charges. In addition, we expect to incur up to $5 million of integration costs in 2024 associated with our acquisition of Tekfor. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $205.2 million in the first nine months of 2024 as compared to $117.8 million in the first nine months of 2023. Operating margin was 4.3% in the first nine months of 2024, as compared to 2.6% in the first nine months of 2023. The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold and SG&A above.

Interest Expense and Interest Income  Interest expense was $142.1 million in the first nine months of 2024 as compared to $151.5 million in the first nine months of 2023. The weighted-average interest rate of our long-term debt outstanding was 7.1% for the nine months ended September 30, 2024 and 6.7% for the nine months ended September 30, 2023. We expect our interest expense for the full year 2024 to be approximately $185 million to $195 million.

Interest income was $21.5 million in the first nine months of 2024 as compared to $18.9 million in the first nine months of 2023.

Debt Refinancing and Redemption Costs  In the first nine months of 2024, we amended our existing Amended and Restated Credit Agreement and established the New Term Loan B Facility. See Note 5 - Long-Term Debt for further detail on the New Term Loan B Facility. As a result, we incurred approximately $0.2 million of debt refinancing and redemption costs during the first nine months of 2024.

In the second quarter of 2024, we voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $30.0 million and $0.4 million in accrued interest. We also expensed approximately $0.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

In the third quarter of 2024, we voluntarily redeemed an additional portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $1.2 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

In the first nine months of 2023, we made voluntary prepayments of the outstanding principal on our Term Loan A Facility and the then-outstanding Term Loan B Facility and expensed $0.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Loss on Equity Securities We had previously invested in the equity securities of REE Automotive, which were measured at fair value each reporting period with changes in fair value reported as a gain or loss within Other income (expense), net in our Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2024, we sold all of our remaining equity securities of REE Automotive, resulting in a loss of $0.1 million. We recognized an unrealized loss on our investment in REE shares of $1.2 million for the nine months ended September 30, 2023.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was expense of $14.3 million in the first nine months of 2024, and was income of $5.1 million in the first nine months of 2023. The change in other income (expense), net was primarily driven by changes in foreign exchange gains and losses in the first nine months of 2024, as compared to the first nine months of 2023.

Income Tax Expense (Benefit) Income tax expense (benefit) was expense of $21.0 million for the nine months ended September 30, 2024, as compared to expense of $3.3 million for the nine months ended September 30, 2023. Our effective income tax rate was 30.1% in the first nine months of 2024 as compared to (29.5)% in the first nine months of 2023.

During the nine months ended September 30, 2024 and 2023, in computing our estimated annual effective tax rate, we recorded a valuation allowance against substantially all of the deferred tax asset on the current year estimated disallowed interest expense in the U.S. During the nine months ended September 30, 2024, we recognized an income tax benefit of $7.9 million as the result of elections made as part of our 2023 income tax returns. During the nine months ended September 30, 2023, we recognized an income tax benefit of approximately $3.2 million related to the release of a valuation allowance in a foreign jurisdiction. In addition, we recorded a valuation allowance against a portion of the deferred tax asset on prior year disallowed interest expense in the U.S. and reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions, resulting in net tax expense of $3.4 million during the nine months ended September 30, 2023.

Our effective income tax rate for the nine months ended September 30, 2024 varies from our effective income tax rate for the nine months ended September 30, 2023 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the nine months ended September 30, 2024, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income (GILTI), the impact of certain foreign tax rates and the impact of tax credits. For the nine months ended September 30, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S., net of the impact of a reduction in unrecognized tax benefits, as well as favorable foreign tax rates and the impact of tax credits.

Net Income (Loss) and Earnings (Loss) Per Share (EPS) Our net income was $48.7 million in the first nine months of 2024, as compared to a net loss of $14.5 million in the first nine months of 2023. Diluted earnings per share was $0.40 in the first nine months of 2024, as compared to a diluted loss per share of $0.12 in the first nine months of 2023. Net income and EPS for the first nine months of 2024 and 2023 were primarily impacted by the factors discussed above.

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

The following table represents sales by reportable segment for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Driveline	$1,042.8	$1,061.2	$3,273.7	$3,161.5
Metal Forming	596.5	624.8	1,893.7	1,878.1
Eliminations	(134.4)	(134.1)	(423.3)	(423.1)
Net sales	$1,504.9	$1,551.9	$4,744.1	$4,616.5

The change in Driveline sales for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, reflects a reduction of approximately $12 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

The increase in Driveline sales for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily reflects increased production volumes on certain vehicle programs that we support, including those associated with program launches in 2024 from our new and incremental business backlog. This was partially offset by a reduction of approximately $26 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in Metal Forming sales for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily reflects lower production volumes on certain vehicle programs that we support, and a reduction of approximately $7 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The increase in Metal Forming sales for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily the result of the timing of commercial recoveries for inflationary costs. This was partially offset by a reduction of approximately $7 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The amounts for Segment Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Driveline	$135.7	$137.3	$444.9	$403.5
Metal Forming	38.7	19.5	143.5	120.3
Total segment adjusted EBITDA	$174.4	$156.8	$588.4	$523.8

For the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, Segment Adjusted EBITDA for the Driveline segment reflects lower production volumes on certain vehicle programs that we support and an increase of approximately $4 million in R&D expense, offset by improved operating performance and lower launch costs. For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, the increase in Segment Adjusted EBITDA for the Driveline segment primarily reflects approximately $23 million attributable to the impact of increased production volumes on certain vehicle programs that we support, as well as the impact of improved operating performance and lower launch costs. These increases were partially offset by approximately $6 million of higher R&D expense and approximately $6 million associated with the net effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

For the three and nine months ended September 30, 2023, Segment Adjusted EBITDA for the Metal Forming segment was impacted by $13 million of expense related to a field action with one of our largest customers and there was no such expense for the three and nine months ended September 30, 2024. In addition, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, the increase in Segment Adjusted EBITDA for the Metal Forming segment reflects improved operating performance. Additionally, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, Segment Adjusted EBITDA for the Metal Forming segment reflects the impact of the timing of commercial recoveries for inflationary costs, partially offset by increased manufacturing costs, primarily labor costs, as well as the impact of production inefficiencies at certain of our locations due, in part, to labor shortages.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on equity securities, pension curtailment and settlement charges, impairment charges and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$10.0	$(17.4)	$48.7	$(14.5)
Interest expense	45.2	50.8	142.1	151.5
Income tax expense (benefit)	(12.1)	(2.0)	21.0	3.3
Depreciation and amortization	116.9	120.4	354.3	365.8
EBITDA	$160.0	$151.8	$566.1	$506.1
Restructuring and acquisition-related costs	2.2	3.5	9.7	16.2
Debt refinancing and redemption costs	0.2	0.3	0.5	0.3
Loss on equity securities	—	1.2	0.1	1.2
Impairment charge	12.0	—	12.0	—
Total segment adjusted EBITDA	$174.4	$156.8	$588.4	$523.8

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

At September 30, 2024, we had over $1.5 billion of liquidity consisting of approximately $543 million of cash and cash equivalents, approximately $892 million of available borrowings under our Revolving Credit Facility and approximately $75 million of available borrowings under foreign credit facilities. We have no significant debt maturities before 2026.

Operating Activities  In the first nine months of 2024, net cash provided by operating activities was $304.2 million as compared to $343.2 million in the first nine months of 2023. The following factors impacted cash from operating activities in the first nine months of 2024, as compared to the first nine months of 2023:

Accounts receivable For the nine months ended September 30, 2024, we experienced a decrease in cash flow from operating activities of approximately $39 million related to the change in our accounts receivable balance from December 31, 2023 to September 30, 2024, as compared to the change in our accounts receivable balance from December 31, 2022 to September 30, 2023. This change was primarily the result of timing of collections on customer receivables due, in part, to our participation in an early payment program offered by our largest customer, which allows us to sell certain of our North American receivables from this customer to a third party at our discretion. We utilize this program from time to time.

Accounts payable and accrued expenses For the nine months ended September 30, 2024, we experienced a decrease in cash flow from operating activities of approximately $79 million related to the change in our accounts payable and accrued expenses balance from December 31, 2023 to September 30, 2024, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2022 to September 30, 2023. This change was primarily attributable to the timing of production and the associated purchases from suppliers within the applicable periods.

Income taxes Income taxes paid, net was $31.7 million in the first nine months of 2024, as compared to $41.4 million in the first nine months of 2023. During the first nine months of 2023, we paid $10.1 million as a result of the Notice of Tax Due that was received from the Internal Revenue Service in the fourth quarter of 2022. See Note 13 - Income Taxes for additional detail regarding the Notice of Tax Due.

Interest paid Interest paid was $138.2 million for the nine months ended September 30, 2024, as compared to $132.5 million for the nine months ended September 30, 2023. The change in interest paid was primarily the result of increased interest rates on our variable rate debt.

Restructuring and acquisition-related costs For the full year 2024, we expect restructuring and acquisition-related payments in cash flows from operating activities to be approximately $15 million and we expect the timing of cash payments to approximate the timing of charges incurred.

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

Investing Activities  In the first nine months of 2024, net cash used in investing activities was $174.2 million as compared to $126.7 million for the nine months ended September 30, 2023. Capital expenditures were $170.0 million in the first nine months of 2024 as compared to $138.6 million in the first nine months of 2023. We expect our capital spending in 2024 to be approximately 4% of sales.

In the first nine months of 2023, we received $17.0 million of cash reimbursements under our insurance policies associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire that occurred in 2020. This cash received was classified as an investing cash flow based on the nature of the associated loss incurred.

In October 2024, we entered into the India Sale Agreement and the transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions, including the receipt of regulatory approvals. Upon closing, we expect to collect the sales price of $65 million in cash, subject to certain customary adjustments at closing.

Financing Activities  In the first nine months of 2024, net cash used in financing activities was $106.0 million, as compared to $108.2 million in the first nine months of 2023. The following factors impacted cash from financing activities in the first nine months of 2024, as compared to the first nine months of 2023:

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

On June 28, 2023, Holdings and AAM, Inc. entered into the First Amendment to the Amended and Restated Credit Agreement (the First Amendment), which, among other things, increased the maximum levels of the total net leverage ratio covenant and reduced the minimum levels of cash interest expense coverage ratio covenant for the period from June 28, 2023 through the filing of our second quarter 2024 results, subject to certain conditions (the Amendment Period), modified certain categories of the applicable margin (determined based on the total net leverage ratio of Holdings) for the duration of the Amendment Period with respect to interest rates under the Term Loan A Facility and the Revolving Credit Facility, and modified certain covenants restricting the ability of Holdings, AAM, Inc. and certain subsidiaries of Holdings to create, incur, assume, or permit to exist certain additional indebtedness and liens and to make or agree to pay or make certain restricted payments, voluntary payments and distributions. As of the date of the First Amendment, the terms of the then-outstanding Term Loan B Facility under the Amended and Restated Credit Agreement, including maturity dates, interest rates and their applicable margins, remained unchanged. We paid debt issuance costs of $3.2 million in the nine months ended September 30, 2023 related to the First Amendment. The Amendment Period is no longer in effect following the filing of our second quarter 2024 results in August 2024.

At September 30, 2024, we had $892.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $32.8 million primarily for standby letters of credit issued against the facility. In the nine months ended September 30, 2023, we repaid $25.0 million on our Revolving Credit Facility that had been drawn in the fourth quarter of 2022.

As of September 30, 2024, we have prepaid $6.5 million of the outstanding principal on our Term Loan A Facility and $15.2 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility through the end of 2024 and under the Term Loan B Facility through the end of 2026.

In the first nine months of 2023, we made voluntary prepayments of the outstanding principal on our Term Loan A Facility and the then-outstanding Term Loan B Facility and expensed $0.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

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

In the third quarter of 2024, we voluntarily redeemed an additional portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $1.2 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. Additionally, in the nine months ended September 30, 2024, we completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the nine months ended September 30, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Foreign credit facilities We utilize local currency credit facilities to finance the operations of certain foreign subsidiaries. At September 30, 2024, $40.2 million was outstanding under our foreign credit facilities, as compared to $51.8 million at December 31, 2023. At September 30, 2024, an additional $74.7 million was available under our foreign credit facilities.

Treasury stock Treasury stock increased by $2.8 million in the first nine months of 2024 to $235.7 million as compared to $232.9 million at year-end 2023, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

Statement of Operations Information	(in millions)
	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Net sales	$3,328.7	$4,376.7
Gross profit	443.8	339.2
Income (loss) from operations	91.4	(91.4)
Net income (loss)	6.3	(182.4)

Balance Sheet Information	(in millions)
	September 30, 2024	December 31, 2023
Current assets	$1,233.9	$1,009.2
Noncurrent assets	2,498.2	2,723.4

Current liabilities	588.2	1,512.2
Noncurrent liabilities	3,170.4	3,252.2

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At September 30, 2024 and December 31, 2023, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $15 million and $1,090 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $405 million and $580 million, respectively. The reduction in the amounts owed by the Combined Entities to non-guarantor entities, and the associated reduction in Current liabilities at September 30, 2024, as compared to December 31, 2023, was the result of the implementation of certain actions to reorganize our global operating structure effective at the end of 2023 and a corresponding change to our Subsidiary Guarantors effective in the first nine months of 2024.

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

We file U.S. federal, state and local income tax returns, as well as foreign income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 13 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending litigation.

We are subject to various federal, state, local and foreign environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the third quarter of 2024.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in the third quarter of 2024 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of September 30, 2024 and December 31, 2023, we had currency forward contracts outstanding with a total notional amount of $254.9 million and $206.9 million, respectively. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $23.2 million at September 30, 2024 and was $18.8 million at December 31, 2023.

In the second quarter of 2024, we discontinued our existing €200.0 million fixed-to-fixed cross-currency swap that was designated as a cash flow hedge and entered into a new fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At September 30, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million which was equivalent to $194.8 million. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027. The potential decrease in fair value of our new fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $19.5 million at September 30, 2024. At December 31, 2023, the potential decrease in fair value of our then-outstanding fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates was approximately $22.1 million.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2023, we entered into variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of September 30, 2024, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swaps into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at September 30, 2024) on our long-term debt outstanding, would be approximately $4.4 million at September 30, 2024 and was also approximately $4.4 million at December 31, 2023, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the quarterly period ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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
November 8, 2024