Form 10-K
period 2024-12-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2025-02-14
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The closing price of the Common Stock on June 28, 2024 as reported on the New York Stock Exchange was $6.99 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $802.2 million. As of February 11, 2025, the latest practicable date, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 117,581,028 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2024 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 8, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2024, are incorporated by reference in Part I (Items 1, 1A, 1B, 1C, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A, 9B and 9C), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2024

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

Narrative Description of Business

Company Overview

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit, Michigan, with over 75 facilities in 16 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

Major Customers
We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 42% of our consolidated net sales in 2024, 39% in 2023, and 40% in 2022.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 13% of our consolidated net sales in 2024, 16% in 2023, and 18% in 2022.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 13% of our consolidated net sales in 2024, and 12% in 2023 and 2022.

No other customer represented 10% or more of consolidated net sales during these periods.

Business Strategy

We have aligned our business strategy to build value for our key stakeholders. We accomplish our strategic objectives by capitalizing on our competitive strengths and continuing to diversify our customer, product and geographic sales mix, while providing exceptional value to our customers. We are focused on securing and enhancing our core business of manufacturing products that support internal combustion engine (ICE) vehicle programs by delivering operational excellence and quality products to our customers, while growing our hybrid and electric vehicle business, as end-user acceptance of these vehicle types is expected to grow in the future.

Competitive Strengths

We achieve our strategic objectives by emphasizing a commitment to:

Sustaining our operational excellence and focus on cost management.

•We deliver operational excellence by leveraging our global standards, policies and best practices across all disciplines through the use of the AAM Operating System, which includes, among other elements, our S4 (S-to-the-fourth) safety system, Q4 (Q-to-the-fourth) quality system and E4 (E-to-the-fourth) energy and environmental sustainability system. We use this system to focus on customer satisfaction, lean production and efficient cost management, which allows us to improve quality, eliminate waste, and reduce lead time and total costs globally.

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

•During 2024, we launched 11 programs across our business units for our customers including GM, Stellantis, Mercedes-AMG and Audi. In 2025, we expect to launch new and replacement programs for a variety of customers across our business units with Stellantis, Audi and Skywell, among others.

Maintaining our high quality standards, which are the foundation of our product durability and reliability.

•AAM's Q4 internal quality assurance system drives continuous improvement to meet and exceed the growing expectations of our OEM customers.

•In 2024, five of our global facilities received the GM Supplier Quality Excellence Award for outstanding quality performance during the 2023 performance year.

•AAM was also recognized in 2024 for quality by several other customers including the Paccar 10 PPM Quality Award at our Hausach, Germany facility, the Ashok Leyland Certificate of Appreciation for Consistent Quality Performance at our Chennai, India facility and Pune, India facility, the Chery Excellent Supplier Award at our Changshu, China facility and the Jaguar Land Rover Quality Award at our Eisenach, Germany facility.

•For the 2024 performance year, AAM was recognized by Ford with the Q1 Quality Award at our Bluffton, Indiana facility and our Pyeongtaek, South Korea facility.

Achieving technology leadership by delivering innovative products that enhance our product portfolio while increasing our total global served market.

We are focused on securing and enhancing our core business, as the cash flows generated from our existing programs and products contribute to our research and development (R&D) investments that are expected to bring the future of the automotive industry faster.

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

•We have secured our core business as we have been awarded multiple next-generation full-size pickup truck front and rear axle programs, sport utility vehicle programs and crossover vehicle programs with OEM customers, and by also being named as the axle supplier for GM's Chevrolet Colorado and GMC Canyon mid-size pickup trucks. These awards are expected to generate revenues from mid-decade to beyond 2030.

•Our Metal Forming segment represents the largest automotive forging operation in the world, and provides engine, transmission, driveline and safety-critical components for light, commercial and industrial vehicles. We have developed advanced forging and machining process technologies to manufacture lightweight, highly precise and power-dense products. During 2024, our Metal Forming segment was awarded multiple internal combustion engine vehicle component programs by global OEMs.

•We continue to evaluate our existing product portfolio for areas that are not core to our business in order to enhance AAM's ability to compete globally while remaining cost competitive. During 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) for a sales price of $65 million, subject to certain customary adjustments at closing. The sale is expected to close in the first half of 2025, subject to customary closing conditions, including the receipt of regulatory approvals.

Bringing the Future Faster

•AAM's Advanced Technology Development Center (ATDC) at our Detroit campus, allows us to accelerate technological advancements. This state-of-the-art facility is our center for technology benchmarking, prototype development, advanced technology development, supplier collaboration, customer showcasing and associate training on our future products, processes, and systems. Our Rochester Hills Technical Center (RHTC) in Michigan works closely with the ATDC to test and validate new and advanced technologies focused on lightweighting, efficiency and vehicle performance using enhanced diagnostic and hardware assessment capabilities. Our European Headquarters and Engineering Center (EHEC) in Langen, Germany, serves as our center of excellence for research and development, product testing and prototype development in Europe, and our Innovation Center at the Richard E. Dauch Institute in Mexico is focused on identifying ways to improve productivity while implementing manufacturing solutions, as well as educating our associates on process optimization and technology advances.

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

•During 2024, AAM announced new business awards in the Chinese market to supply Xpeng DiDi with 3-in-1 electric drive units, and to supply e-Beam axles to Skywell which is expected to launch in 2025.

•Also during 2024, AAM announced a new business award to supply components to a global OEM for its new modular platform that will support multiple propulsion systems, as well as new business awards to supply various electric vehicle components for multiple OEM customers, including electric drive gears for a European OEM.

Diversification of Customer, Product and Geographic Sales Mix

Another element of building value for our key stakeholders is the diversification of our business through the growth of new and existing customer relationships and expansion of our product portfolio. In addition to maintaining and building upon our long-standing relationships with GM, Stellantis and Ford, we are focused on generating profitable growth with new and existing global customers. Recent new business awards and program launches include customers such as Xpeng DiDi, Dongfeng and Skywell.

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

•We continue to evaluate and consider strategic opportunities that will complement our core strengths, supplement our diversification strategies and increase our presence in global markets, while providing future, profitable growth prospects. On January 29, 2025, we announced that we had reached an agreement with the Board of Directors of Dowlais Group plc (Dowlais) on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais for approximately $1.44 billion in cash and AAM shares. Our pending combination with Dowlais is a key step in achieving our goals of customer, product and geographic diversification.

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

Industry Trends

See Item 7, “Management's Discussion and Analysis - Industry Trends.”

Productive Materials

We believe that we have adequate sources of supply of productive materials and components for our manufacturing needs, including steel, aluminum and other metallic materials, and resources used for vehicle electrification and electronic integration. Most raw materials (such as steel) and semi-processed or finished items are available within the geographical regions of our operating facilities from qualified sources in quantities sufficient for our needs. We currently have contracts with our steel suppliers that help to ensure continuity of supply to our principal operating facilities. We also have validation and testing capabilities that enable us to strategically qualify steel sources on a global basis. If we continue to expand our global manufacturing footprint, we may need to rely on suppliers in local markets that have not yet proven their ability to meet our requirements.

The automotive industry continues to experience volatility in metal and commodity costs. In addition, labor shortages in certain regions in which our suppliers operate could cause production delays, a shortage of materials that we use in our manufacturing operations or increased cost of productive materials.

Patents and Trademarks

We maintain and have pending various United States (U.S.) and non-U.S. patents, trademarks and other rights to intellectual property relating to our business, which we believe are appropriate to protect our interest in existing products, new inventions, manufacturing processes and product developments. We do not believe that any single patent or trademark is material to our business, nor would expiration or invalidity of any patent or trademark have a material adverse effect on our business or our ability to compete.

Cyclicality and Seasonality

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Typically, our business is also moderately seasonal as our major OEM customers historically have an extended shutdown of operations (normally 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in the month of December. Our major OEM customers also occasionally have longer shutdowns of operations for program changeovers. Accordingly, our quarterly results may reflect these trends.

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

We file U.S. federal, state and local income tax returns, as well as non-U.S. income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 13 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending tax litigation.

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2024, 2023 and 2022.

Environmental, Social and Governance

Environmental Sustainability

We are committed throughout our operations to the conservation and protection of our natural resources and the environment. The AAM Operating System includes our E4 system, which is AAM’s energy and environmental sustainability program designed to drive continuous improvement in our operations by reducing energy consumption, greenhouse gas (GHG) emissions and water usage, while minimizing waste and lessening the environmental impact of our production operations. Additionally, we have committed to reaching net-zero carbon emissions by 2040, and have received the validation of our net-zero emissions targets by the climate-action organization Science Based Targets Initiative. We also have established a goal to purchase 100% of energy from renewable sources for our U.S. operations by the end of 2025 and globally by 2035.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in 2024, 2023 or 2022 that we believe had, or could have, a material adverse impact on our results of operations, financial condition and cash flows.

Human Capital Management

Our ability to sustain and grow our business requires us to attract, retain and develop a highly skilled and diverse workforce. We employ approximately 19,000 associates on a global basis, of which 6,000 are employed in the U.S. and 13,000 are employed at our non-U.S. locations. Approximately 5,000 are salaried associates and approximately 14,000 are hourly associates. Of the 14,000 hourly associates, approximately 73% are represented under collective bargaining agreements with various labor unions.

Creating an Inclusive, Equitable and Diverse Culture

At AAM, we believe diversity drives creativity. We believe an inclusive culture encourages, supports and celebrates the unique voices of our global workforce. AAM is committed to listening, learning and taking action that will move our company and our communities forward, together. Embracing diversity promotes innovation and helps AAM to attract and retain the best talent everywhere we do business.

AAM’s commitment to inclusion begins with our Board of Directors (Board). The Board’s active oversight reflects the importance of an inclusive culture to our business and demonstrates the power of accountability to this critical area of focus. With oversight from our Board and direction from senior leadership, our DEI Steering Committee (DEI Committee) helps to ensure that our actions are guided by the experiences and recommendations of our associates. Comprised of talented and diverse associates, the DEI Committee helps provide direction to advance a respectful and inclusive company culture. We have also established Regional DEI Steering Committees in Asia, Brazil and Mexico to provide additional support locally for these regions.

In 2024, we continued to focus on supporting an inclusive culture though our five strategic pillars: 1) enhancing inclusion skills, 2) maintaining a safe and inclusive environment, 3) providing equitable talent management and inclusive benefits and policies, 4) supporting stakeholder engagement, and 5) reinforcing leadership ownership and accountability, as our focus moved from awareness of this area to inclusive actions to support organic growth across our organization.

We continue to monitor our progress on our Global DEI 2+1 Program, which focuses on two global topics of valuing differences and improving the representation of women in our global workforce. In addition, each AAM facility continues to focus on their selected (+1) topic based on their local initiatives to support our 2030 demographic goals around the world.

Another area of continued focus to foster a culture of inclusion and develop a more diverse workforce is the sponsorship of our Associate Resource Groups (ARGs) which provide a forum for associates with shared experiences, characteristics or backgrounds to connect and enhance career and personal development. Our ARGs include: POWhER, Young Professionals, U.S. Veterans, Black Associate Network and Latin America Talent Inclusion Network. Our ARG events focus on company, culture, community and career, as well as various learning opportunities.

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

Our AAM360 program also assists management in developing and implementing standards for recruitment and selection of a knowledgeable and diverse workforce, promoting learning and growth and driving effective performance while fostering an environment of open communication with AAM leadership in a variety of formats, including townhall-style meetings. AAM associates can also raise issues and concerns to the attention of management through the use of associate surveys and our 24/7 ethics hotline. Through our AAM360 program, AAM management monitors workforce demographics and attrition, associate performance data, succession and development plans and feedback from associates to ensure that our associates’ experience is meeting these objectives.

A significant portion of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. We partner with local union representatives to continue to improve upon our associate's safety conditions and personal development.

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

We are focused on continuous improvement of the S4 system and in our total recordable incident rate (TRIR) in every facility. We continuously monitor our facilities' progress in the S4 Safety System. In 2024, our TRIR was 0.7 – a reduction of approximately 67% in recordable injuries since the S4 program began in 2015.

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

Executive Officers of AAM

Name	Age	Position
David C. Dauch	60	Chairman of the Board & Chief Executive Officer
Terri M. Kemp	59	Senior Vice President - Human Resources & Sustainability
Michael J. Lynch	60	President & Chief Operating Officer
Christopher J. May	55	Executive Vice President & Chief Financial Officer
Tolga I. Oal	53	President - Driveline
Matthew K. Paroly	59	Vice President & General Counsel

David C. Dauch, age 60, has been AAM's Chief Executive Officer since September 2012. Mr. Dauch has served on AAM's Board of Directors since April 2009 and was appointed Chairman of the Board in August 2013. From September 2012 through August 2015, Mr. Dauch served as AAM’s President & CEO. Prior to that, Mr. Dauch served as President & Chief Operating Officer (2009 - 2012) and held several other positions of increasing responsibility from the time he joined AAM in 1995. Presently, he serves on the boards of REV Group, Inc., Business Leaders for Michigan, the Detroit Regional CEO Council, the Detroit Economic Club, the Detroit Regional Chamber, the Detroit Regional Partnership, the Great Lakes Council Boy Scouts of America, the Boys & Girls Clubs of Southeast Michigan, the National Association of Manufacturers (NAM), the Stellantis Supplier Advisory Council, Amerisure Mutual Holdings, Inc. and the Amerisure Companies.

Terri M. Kemp, age 59, has been Senior Vice President - Human Resources & Sustainability since March 2023. Prior to that, she served as Senior Vice President - Human Resources (since January 2023), Vice President - Human Resources (since September 2012), Executive Director - Human Resources & Labor Relations (since November 2010), Executive Director - Human Resources (since September 2009), Director - Human Resources Operations (since October 2008), and served in various plant and program management roles since joining AAM in July 1996. Prior to joining AAM, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 60, has been AAM's President & Chief Operating Officer since March 2023. Prior to that, he served as Chief Operating Officer (since December 2022), President - Driveline (since November 2021), Vice President - Finance & Controller (since February 2017), Vice President - Driveline Business Performance & Cost Management (since May 2015); Vice President - Finance & Controller (since September 2012); Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance, Detroit Manufacturing Facility (since June 2003); Manager - Finance, Forging Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining AAM in September 1996. Prior to joining AAM, Mr. Lynch served at Stellar Engineering for nine years in various capacities.

Christopher J. May, age 55, has been Executive Vice President & Chief Financial Officer since January 2023. Prior to that, he served as Vice President & Chief Financial Officer (since August 2015), Treasurer (since December 2011); Assistant Treasurer (since September 2008); Director of Internal Audit (since September 2005); Divisional Finance Manager - Metal Formed Products (since June 2003); Finance Manager - Three Rivers Manufacturing Facility (since August 2000); Manager, Financial Reporting (since November 1998) and Financial Analyst since joining AAM in 1994. Prior to joining AAM, Mr. May served as a Senior Accountant for Ernst & Young. Mr. May is a certified public accountant.

Tolga I. Oal, age 53, has been President - Driveline, since December 2022 when he rejoined AAM after serving as Co-Chief Executive Officer of Howmet Aerospace until October 2021. From 2015 to 2019, he served in various executive positions at AAM including Senior Vice President - Global Procurement and Supplier Quality Engineering (since January 2019), President - Driveline (since September 2018), and Senior Vice President - AAM and President - AAM North America (since September 2015). Prior to joining AAM in 2015, Mr. Oal served as Vice President of Global Electronics for TRW Automotive, since 2012. Before that, Mr. Oal served in various manufacturing and management positions of increasing responsibility within TRW for Global Electronics, including Director of Operations and as Director of Finance. Prior to joining TRW, Mr. Oal held various leadership positions in engineering, sales, purchasing, and finance at Siemens VDO Automotive/Continental.

Matthew K. Paroly, age 59, has been Vice President and General Counsel since joining AAM in May 2023. Prior to joining AAM, Mr. Paroly served as Vice President, Chief Legal Officer, Global ESG Director and Company Secretary for TI Fluid Systems plc. Prior to joining TI Fluid Systems, Mr. Paroly served as Vice President and Chief Legal Officer at Nexteer Automotive Inc. and Vice President and General Counsel at Fisker Automotive Inc. He has more than 30 years of experience in private law practice and in-house executive and legal positions at both public and private companies, including over 20 years of experience in the automotive industry. Mr. Paroly holds a juris doctor degree.

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

Our supply chain, as well as our customers' supply chain, is also at risk of unanticipated events such as pandemic or epidemic illness, natural disasters, industrial incidents, changes in governmental regulations and trade agreements, including tariffs, or financial or operational instability of suppliers that could cause a disruption in the supply of critical components to us and our customers. As a result, we may experience volatility in our sales and production schedules, including manufacturing downtime and increased inventory levels, which could negatively impact our production efficiency and financial condition.

In addition, we may experience a shortage of qualified hourly labor availability in certain regions in which we operate, contributing to production volatility and inefficiencies in the manufacturing process, as well as increased labor costs, resulting in lower gross margins at certain of our manufacturing facilities. If we cannot secure sufficient hourly labor resources, we may be unable to protect continuity of supply and meet customer demand, which could have a material adverse effect on our results of operations and financial condition.

Our business could be adversely affected by volatility in the price or availability of raw materials, utilities, natural resources and transportation.

We may experience volatility, whether from inflation or otherwise, in the cost or availability of raw materials used in production, including steel, aluminum and other metallic materials, and resources used in electronic components, or in the cost or availability of utilities and natural resources used in our operations, such as electricity, water and natural gas. We may also experience volatility in the cost or availability of freight and logistics carriers as a result of supply chain constraints, or otherwise. If we are unable to pass such cost increases on to our customers, or are otherwise unable to mitigate these cost increases through continued technology improvements, cost reductions or other productivity initiatives, or if we are unable to obtain adequate supply of raw materials, utilities and natural resources, this could have a material adverse effect on our results of operations and financial condition.

Our business is significantly dependent on sales to GM, Stellantis and Ford.

Sales to GM were approximately 42% of our consolidated net sales in 2024, 39% in 2023, and 40% in 2022. A reduction in our sales to GM, or a reduction by GM of its production of light truck, SUV or crossover vehicle programs that we support, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

Sales to Stellantis accounted for approximately 13% of our consolidated net sales in 2024, 16% in 2023, and 18% in 2022, and sales to Ford accounted for approximately 13% of our consolidated net sales in 2024, and 12% in 2023 and 2022. A reduction in our sales to either Stellantis or Ford or a reduction by Stellantis or Ford of their production of the programs we support, as a result of market share losses or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

A high concentration of our global business is supported by our Guanajuato Manufacturing Complex (GMC) in Mexico. GMC represents a significant portion of our net sales, profitability and cash flow from operations and we expect GMC to continue to represent a substantial portion of these metrics for the foreseeable future. A significant disruption to our GMC operations, as a result of changes in trade agreements between Mexico and other jurisdictions, including the U.S., tariffs, compliance with customs regulations, exchange rate fluctuations between the U.S. dollar and the Mexican peso, tax law changes, changes to our operating structure in Mexico, labor disputes or shortages, logistical constraints, natural disasters, availability of natural resources or utilities, pandemic or epidemic illness, or otherwise, could have a material adverse impact on our results of operations and financial condition.

A failure of our information technology (IT) networks and systems, or the impact of a cyber attack, could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of critical manufacturing and business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal or confidential information, including personally identifiable information, in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our manufacturing and business operations. Although we have implemented robust security measures, we cannot be certain that the security measures we have in place to protect these systems and data will be successful or sufficient to protect our IT systems from current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack, including increasingly sophisticated cyber attacks that incorporate the use of artificial intelligence, and other similar disruptions. In addition, we are exposed to similar risks resulting from cyber attacks experienced by our customers, suppliers and third-party service providers. The occurrence of any of these events could compromise our networks, or the networks of our suppliers and third-party service providers, and the information stored there could be accessed, publicly disclosed or lost.

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

Certain of our customers are preparing to launch new product programs for which we will supply products and related components. There can be no assurance that we will successfully complete the transition of our manufacturing facilities and resources to support these new product programs or other future product programs on a timely and cost efficient basis. Accordingly, the launch of new product programs, or a shift in product mix from traditional ICE programs to hybrid and electric vehicle programs, may adversely affect production rates, capacity utilization or other operational efficiency and profitability measures at our facilities. In addition, if production levels for new product programs are lower than expected, due to end-user acceptance of the products or otherwise, we may not recover the capital investment required to launch such new product programs, which may be significant.

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

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production, as well as the fluctuation in exchange rates for programs sourced in currencies other than our reporting currency. Further, as a portion of our backlog is associated with electric vehicles, these risks could be exacerbated due to uncertainty related to end-user acceptance rates and the availability of critical charging infrastructure. It is also possible that our customers may delay or cancel a product program that has been awarded to us. Our revenues, operating results and financial condition could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new and incremental business backlog.

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

A significant portion of our hourly associates worldwide, as well as the workforces of our customers and suppliers, are, or may become, members of industrial trade unions employed under the terms of collective bargaining agreements. There can be no assurance that future negotiations with labor unions will be resolved favorably or that we, our customers or suppliers will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. Additionally, in 2023, new labor agreements between the UAW and our three largest customers were ratified and resulted in significant compensation increases for the UAW associates. There can be no assurance that future negotiations, whether between AAM and the labor unions representing certain of our hourly associates or between our customers or suppliers and the labor unions representing certain of their hourly associates, will not result in additional labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition, our ability to compete for future business or our ability to attract and retain qualified associates.

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

The markets in which we compete are highly competitive. Our competitors include the in-house operations of many vertically integrated OEMs, as well as many other global companies possessing the capability to produce some or all of the products we supply. In addition to traditional competitors in the automotive sector, the growth of advanced electronic integration and electrification has increased the level of new market entrants, including technology companies. Some of our competitors are affiliated with OEMs and others could have economic advantages as compared to our business, such as scale of operations, patents, existing underutilized capacity and lower wage and benefit costs. Technology, design, quality, delivery and cost are the primary elements of competition in our markets. As a result of these competitive pressures and other industry trends, OEMs and suppliers are developing strategies to reduce costs.

These strategies include supply base consolidation, as well as insourcing, vertical integration, global sourcing by OEMs and use of artificial intelligence and machine learning. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of new technology. Our business may be adversely affected by increased competition from suppliers benefiting from OEM affiliate relationships or financial and other resources that we do not possess. Our business may also be adversely affected if we do not sustain our ability to meet customer requirements relative to technology, design, quality, delivery and cost.

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

Our business could be adversely affected by global industry uncertainty associated with transitioning from internal combustion engine vehicle products to electric vehicle products.

There are significant risks inherent in the industry shift to electric vehicles and expansion of vehicle electrification, as well as the resulting change in product mix toward systems and components that will support this shift. These risks include significant capital investment, often with long lead times prior to start of production for these programs, accelerated product development cycles, and material and labor requirements and sources which differ from those used in internal combustion engine vehicle components. In addition, barriers to the adoption of electric vehicles by end-users, such as safety concerns, infrastructure limitations, range and performance anxiety and cost, create difficulty for our customers to predict the rate at which consumers will accept electric vehicles. This creates significant uncertainty in estimating production volumes and associated profitability for electric vehicle programs and the timing of production for these programs. This uncertainty could result in AAM’s actual revenues differing materially from those previously estimated and included in our new and incremental business backlog or could result in a change in the timing of recognizing revenues as production dates are subject to change.

Our business is dependent on certain global automotive market segments.

A substantial portion of our revenue is derived from products supporting internal combustion engine light truck and SUV platforms and crossover vehicle platforms in North America, Europe and Asia. Sales and production levels of these vehicle platforms can be affected by many factors, including changes in consumer demand and preference; adverse economic conditions, such as recession or recessionary concerns; product mix shifts favoring other types of light vehicles, such as passenger cars; fuel prices; vehicle electrification; and government regulations. Reduced demand in the market segments we currently supply could have a material adverse impact on our results of operations and financial condition, or our ability to invest in the necessary research and development activities to continue developing new and innovative products.

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

Our Senior Secured Credit Facilities, comprised of our Revolving Credit Facility, as well as our Term Loan A Facility and Term Loan B Facility, and our senior unsecured notes, contain customary affirmative and negative covenants. Some or, with respect to certain covenants, all of these agreements include financial covenants based on leverage and cash interest expense coverage ratios and limitations on Holdings, AAM, Inc., and their restricted subsidiaries to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets.

The Senior Secured Credit Facilities and the indentures governing our senior unsecured notes also include customary events of default. Obligations under the Senior Secured Credit Facilities and our senior unsecured notes are required to be guaranteed by most of our U.S. subsidiaries that hold domestic assets. In addition, the Senior Secured Credit Facilities are secured on a first priority basis by all or substantially all of the assets of AAM, Inc., the assets of Holdings and each guarantor's assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets, including each guarantor, and a portion of the capital stock of the first tier non-U.S. subsidiaries.

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

See “Risks Relating to the Pending Business Combination with Dowlais – We will incur a substantial amount of debt to complete the acquisition of Dowlais” for further discussion of risks related to the expected incurrence of debt in connection with the pending combination with Dowlais.

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

Increased complexity exists for global companies due to proposed changes to corporate tax codes, potential revisions to international tax law treaties and renegotiated trade agreements, including the United States-Mexico-Canada trade agreement. These uncertainties, as well as the potential impacts of these agreements, could have a material adverse effect on our business and our results of operations and financial condition. Our future success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

Further, various stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce, are increasing their expectations of companies to do their part to combat global climate change and its impact, and to conduct their operations in an environmentally sustainable and socially responsible manner with appropriate oversight by senior leadership. We have made public commitments to reduce emissions, conserve resources at our various facilities and further develop a diverse, equitable and inclusive culture. A failure to respond to the expectations and initiatives of our stakeholders or achieve the commitments we have made, could result in damage to our reputation and relationships with various stakeholders. We could also experience adverse impacts to our financial condition due to volatility in the cost or availability of capital, difficultly obtaining new business or entering into new supplier relationships, a possible loss of market share on our current product portfolio, fines and penalties, increased cost of complying with new and expanding regulatory requirements, such as the Corporate Sustainability Reporting Directive (CSRD), or difficulty attracting and retaining a skilled workforce.

Exchange rate fluctuations could adversely affect our company's global results of operations and financial condition.

As a result of our international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks associated with transactions that are denominated in currencies other than our local functional currencies. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of our non-U.S. subsidiaries are reported in current period income. In the future, unfavorable changes in exchange rate relationships between the functional currencies of our subsidiaries and their non-functional currency denominated assets and liabilities could have an adverse impact on our results of operations and financial condition. While we use, from time to time, foreign currency derivative contracts to help mitigate certain of these risks and reduce the effects of fluctuations in exchange rates, our efforts to manage these risks may not be successful.

We are also subject to currency translation risk as we are required to translate the financial statements of our non-U.S. subsidiaries to U.S. dollars. We report the effect of translation for our non-U.S. subsidiaries with a functional currency other than the U.S. dollar as a separate component of stockholders' equity. Unfavorable changes in the exchange rate relationship between the U.S. dollar and the functional currencies of our non-U.S. subsidiaries could have an adverse impact on our results of operations and financial condition.

See “Risks Relating to the Pending Business Combination with Dowlais – Stockholders in the combined company will be exposed to additional currency exchange rate fluctuations as, following completion of the Business Combination, there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies” for further discussion of risks related to exchange rates in connection with the pending combination with Dowlais.

Risks Related to Regulations and Taxes

Negative or unexpected tax consequences, as well as possible changes in U.S. and non-U.S. tax laws, could adversely affect our results of operations and financial condition.

The Organisation for Economic Co-operation and Development (OECD), alongside the Group of Twenty (G-20), established the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Framework) which agreed to a Two-Pillar solution to address tax challenges arising from digitalization of the global economy. Under OECD Pillar Two, the Framework provides for a global minimum corporate tax rate of 15%, calculated on a country-by-country basis. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. Many countries have passed legislation enacting certain parts of the Framework effective in 2024. As a result of the uncertainty, OECD Pillar Two could have a material impact on our effective tax rate and result in higher cash tax liabilities depending on which countries enact minimum tax legislation and in what manner. Future legislative actions taken by governmental authorities resulting in domestic or international tax reform could increase uncertainty and may adversely affect our tax rate, results of operations and cash flows in future years. Additionally, the introduction of new laws or regulations, or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us, our customers or suppliers and adversely affect our results of operations and financial condition.

We file income tax returns in the U.S. federal jurisdiction, as well as various states and non-U.S. jurisdictions. We are also subject to examinations of these income tax returns by the relevant tax authorities. Any negative or unexpected outcomes of these examinations and audits, or any resulting litigation, could have a material adverse impact on our results of operations and financial condition. See Note 13 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending litigation.

Our business is subject to costs associated with environmental, health and safety regulations.

Our operations are subject to various federal, state, local and non-U.S. laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our current and former operations and facilities have been, and are being, operated in compliance, in all material respects, with such laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of our manufacturing facilities entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities.

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

Risks Related to the Pending Business Combination with Dowlais (Business Combination)

The pending Business Combination with Dowlais may be delayed or not occur at all for a variety of reasons, including that the Business Combination is subject to various closing conditions, including governmental, regulatory and shareholder approvals, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed.

On January 29, 2025, the Company announced the pending Business Combination with Dowlais. In connection with the Business Combination, on January 29, 2025, the Company and Dowlais entered into a Co-operation Agreement.

The consummation of the Business Combination is subject to the satisfaction or waiver of certain conditions. A number of the conditions are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Business Combination. These conditions include, among others: (i) the approval of the Court-sanctioned scheme of arrangement (the Scheme) between Dowlais and its shareholders under Part 26 of the Companies Act 2006 by a majority in number of Dowlais shareholders who are present and voting (either in person or by proxy) and who represent not less than 75% in value of the Dowlais shares voted by those Dowlais shareholders; (ii) the sanction of the Scheme by the High Court of Justice in England and Wales (the Court); (iii) the Scheme becoming unconditional and becoming effective, subject to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the Takeover Code), by no later than 11:59 p.m. on June 29, 2026 (or such later date (if any) as the Company and Dowlais may agree, with the consent of the UK Panel on Takeovers and Mergers (the Panel), and the Court may allow); (iv) the receipt of certain required antitrust and other regulatory approvals; (v) the amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock of the Company, par value $0.01 per share (the Company Common Stock) (the Charter Amendment), being duly approved by the affirmative vote of the holders of a majority in voting power of the Company Common Stock entitled to vote thereon at the Company stockholders meeting (the Company Special Meeting); (vi) the issuance of the Company Common Stock in connection with the Business Combination (the Share Issuance) being duly approved by the affirmative vote of the holders of a majority in voting power present in person or by proxy at the Company Special Meeting; and (vii) confirmation having been received by the Company that the Company Common Stock has been approved for listing, subject to official notice of issuance, on the New York Stock Exchange.

We cannot predict with certainty whether and when any of the remaining required conditions will be satisfied or if another uncertainty may arise. Failure to complete the Business Combination within the expected timeframe or at all could adversely affect our business, results of operations, financial condition, and the market price of our common stock in a number of ways, including:
•the market price of our shares may decline to the extent that the current market price reflects an assumption that the Business Combination will be consummated;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Business Combination for which we will have received little or no benefit if the Business Combination is not consummated; and
•we may experience negative publicity and/or reactions from our investors, associates, customers, and other business partners.

We may fail to realize the anticipated benefits and operating synergies expected from the Business Combination.

The success of the Business Combination will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the Business Combination. We believe that the Business Combination will create a leading global driveline and metal forming supplier with a comprehensive product portfolio and a diversified customer base. We expect that the Business Combination will generate significant synergies, as set out in more detail in our announcement of the combination on January 29, 2025. Achieving these goals may require growth of the revenue of the combined company and realization of the targeted operating synergies expected from the Business Combination. This growth and the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Business Combination within a reasonable time, our business, results of operations and financial condition could be adversely affected.

Efforts to complete the Business Combination could disrupt our relationships with third parties and associates, divert management’s attention, or result in negative publicity or legal proceedings.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Business Combination, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Business Combination and our future could disrupt our business relationships with our existing and potential customers and business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or Dowlais. Uncertainty regarding the outcome of the Business Combination could also adversely affect our ability to recruit and retain key personnel and other associates. The pendency of the Business Combination may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Business Combination being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Business Combination from being completed. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, results of operations and financial condition.

The Business Combination will result in significant integration costs and we may not be able to integrate Dowlais into the combined company successfully.

The Business Combination involves the integration of two businesses that previously operated independently. If the parties complete the Business Combination, it is expected that our Chairman and CEO will lead the combined company, two directors of Dowlais are expected to join the board of directors and certain senior Dowlais executives will be invited to join the senior executive management team of the combined company, in roles to be confirmed. The complexity and magnitude of the integration effort associated with the Business Combination are substantial and require that we fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third-party service fees. Further, the anticipated costs of the integration effort are subject to change. We have incurred and expect to continue to incur additional operating expenses as we build up internal resources or engage third-party providers while we integrate the combined company following the Business Combination.

Additionally, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or both of us and Dowlais. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the operations, or the failure to successfully integrate the two businesses and leadership team, could have a material adverse effect on our business, financial condition and results of operations.

We will incur a substantial amount of debt to complete the acquisition of Dowlais.

We will incur significant debt to complete the acquisition of Dowlais, including incurring approximately $2.2 billion in additional indebtedness under the Backstop Credit Agreement and Bridge Facilities (each as defined below), or pursuant to other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities. In connection with the Business Combination, on January 29, 2025, Holdings and American Axle & Manufacturing, Inc. (AAM, Inc.), entered into a credit agreement (the Backstop Credit Agreement) pursuant to which, subject to the terms and conditions set forth therein, the lenders party thereto agreed to provide AAM, Inc. with: (i) $484.25 million in Tranche A Term Loans; (ii) $1,491.0 million in Tranche B Term Loans; and (iii) $1,250.0 million in revolving loans. Additionally, and in connection with the Business Combination, on January 29, 2025, Holdings and AAM, Inc. entered into: (i) a First Lien Bridge Credit Agreement pursuant to which the lenders party thereto have agreed to provide AAM, Inc. with a $843.0 million interim loan facility (the First Lien Bridge Facility); and (ii) a Second Lien Bridge Credit Agreement pursuant to which the lenders party thereto have agreed to provide AAM, Inc. with a $500.0 million interim loan facility (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). The proceeds of the commitments provided under the Backstop Credit Agreement and Bridge Facilities, or of other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities, will be used, among other things, to finance the cash consideration payable to Dowlais shareholders pursuant to the Business Combination and expenses payable in connection with the Business Combination (including debt refinancing costs) and to refinance borrowings under the Amended and Restated Credit Agreement in full.

While we expect to replace the Backstop Credit Agreement before the completion of the Business Combination by amending the Amended and Restated Credit Agreement and to replace the Bridge Facilities with permanent financing before or after the completion of the Business Combination, our ability to pursue permanent financing will depend in part on global capital and credit market conditions, and we cannot assure that any such replacement financing will be available on terms satisfactory to us or at all. Additionally, if the Bridge Facilities have not been previously repaid in full on or prior to the one-year anniversary of the first date on which loans are made thereunder, any loans thereunder will automatically be converted into a term loan on terms likely to be significantly less favorable to the Company. While amounts are outstanding under the Bridge Facilities, the lenders party thereto may require that the Company issue notes in a Rule 144A or other private offering subject to certain terms and conditions, and to use the proceeds to repay all or a portion of the Bridge Facilities.

On a combined company basis, we expect that, together with Dowlais, we would have approximately $4.8 billion of indebtedness, excluding a minimum of $1.25 billion of undrawn commitments under our revolving credit facility. This substantial additional level of indebtedness that we expect to incur in connection with the Business Combination could have important consequences to our business, including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. Additionally, any agreements that we may enter into in connection with the pending Business Combination with Dowlais may contain a number of covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Any failure to comply with covenants in the instruments governing our indebtedness could result in a default under our debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

See “Risks Related to Liquidity, Indebtedness and the Capital Markets – We have incurred substantial indebtedness and our financial condition and operations may be adversely affected by a violation of financial and other covenants” for a further discussion of risks related to our indebtedness.

The complexity of the integration and transition associated with the Business Combination may result in us incurring significant costs to implement changes to our internal control over financial reporting for the combined company.

The additional scale of Dowlais’s operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may result in us incurring significant costs, including management time, to integrate and implement changes to our controls over financial reporting. In addition, we will have to train new associates and third-party providers, and assume operations in jurisdictions where we have not previously had operations. We expect that the Business Combination may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Business Combination, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or implemented in an efficient manner which does not incur significant costs and management time. If we are unable to implement such changes to our internal control over financial reporting in an efficient manner, our business, financial condition and results of operations and the market perception thereof may be materially adversely affected.

The Business Combination may expose us to significant unanticipated liabilities.

The Business Combination may expose us to significant unanticipated liabilities relating to the operation of the combined company. These liabilities could include employment or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. Particularly in international jurisdictions, our acquisition of Dowlais, or any future decision to independently enter new international markets where Dowlais previously conducted business, could also expose us to tax liabilities and other amounts owed by Dowlais. The occurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition and results of operations.

While the Co-operation Agreement is in effect, we are subject to restrictions on our business activities.

From the date of the Co-operation Agreement until the Effective Date (as defined therein), we are restricted from taking certain actions set forth in the Co-operation Agreement unless consented to by Dowlais or required by applicable law or contract as described in the Co-operation Agreement. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, to acquire other businesses and assets that would be reasonably likely to prevent or materially delay or prejudice the consummation of the Business Combination, to reclassify or issue the Company’s capital stock or other certain equity securities, and to pay dividends (or make any other distribution or return of capital). These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, could have a material adverse effect on our financial condition and results of operations.

Certain Dowlais agreements may contain change of control provisions which, if not waived, could have material adverse effects on the combined company.

Dowlais is a party to various agreements with third parties, customer and supplier contracts and other material contracts, that may contain change of control provisions that will be triggered upon the completion of the Business Combination. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. To the extent waivers are required, the inability to obtain waivers from one or more relevant counterparties could have a material adverse effect on the combined company.

If certain conditions or approvals are not met or obtained, we may be required to pay a break fee under the terms of the Co-operation Agreement.

In certain circumstances, such as if our board of directors no longer recommends the Business Combination or if we fail to hold the stockholder meeting to obtain the approvals required in connection with the Business Combination prior to June 29, 2026 (the Long Stop Date), we will be required to pay a break fee of approximately $50 million to Dowlais. Furthermore, if we invoke (with the approval of the Panel) any regulatory condition or any regulatory conditions have not been satisfied or waived by us by the Long Stop Date, we will be required to pay a break fee of approximately $50 million to Dowlais. In addition, if our stockholders do not approve the resolutions required to implement the Business Combination and there has been no change in the recommendation of our board of directors, we will be required to pay a break fee of approximately $14 million to Dowlais. If a break fee is ultimately required to be paid by us, the payment of such fee will have an adverse impact on our financial results.

Stockholders in the combined company will be exposed to additional currency exchange rate fluctuations as, following completion of the Business Combination, there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.

As a result of the Business Combination, the financial results of the combined company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in foreign currencies. The combined company will present its financial statements in U.S. dollars and is expected to have a significant proportion of net assets and income in foreign currencies. The combined company’s financial condition and results of operation will therefore be more sensitive to movements in foreign exchange rates. A depreciation of foreign currencies relative to the U.S. dollar could have an adverse impact on the combined company’s financial results.

The Takeover Code restricts the Company’s ability to cause Dowlais to consummate the Business Combination and limits the relief the Company may obtain in the event Dowlais’s Board of Directors withdraws its support of the Business Combination.

The Takeover Code limits the contractual commitments that may be obtained from Dowlais to take actions in furtherance of the Business Combination, and Dowlais’s board of directors may, if its fiduciary duties so require, withdraw its recommendation in support for the Business Combination, and withdraw the Scheme, at any time prior to the Scheme arrangement becoming effective. The Takeover Code does not permit Dowlais to pay any break fee to the Company if the Dowlais board of directors does so, nor can Dowlais be subject to any restrictions on soliciting or negotiating other offers or transactions involving Dowlais other than the restrictions that arise under the Takeover Code against undertaking actions or entering into agreements which may impact the Company’s takeover offer for Dowlais.

Even if a material adverse change to Dowlais’s business or prospects were to occur prior to closing, we may not be able to invoke the offer conditions and terminate the Business Combination, which could reduce the value of our shares.

Under the Takeover Code, and except for a limited number of conditions, such as the approval of the Share Issuance and the Charter Amendment and the Dowlais shareholder approval (or the minimum acceptance condition if the Business Combination is implemented by way of a takeover offer (as defined in Chapter 3 of Part 28 of the Companies Act 2006)), we may invoke a condition to the Business Combination to cause the Business Combination not to proceed only if the Panel is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to the Company in the context of the Business Combination. Because of this Panel consent requirement, the conditions, including as to a material adverse change affecting Dowlais, may provide us less protection than the customary conditions in an offer for a U.S. domestic company.

Issuance of Company shares in connection with the Business Combination will reduce our existing stockholders’ aggregate ownership and voting interest in the Company, will result in existing stockholders exercising less influence over management, and may adversely affect the market price of our shares.

In connection with the payment of the Business Combination consideration, we expect to issue additional Company shares. Company stockholders and Dowlais shareholders are expected to own approximately 51% and 49%, respectively, of the combined company following completion of the Business Combination. The issuance of these new shares will reduce our existing stockholders’ ownership and voting interest in the Company and, as a result, our existing stockholders, individually and in the aggregate, will be able to exert less influence. The issuance of these new shares may also result in fluctuations in the market price of Company shares, including a price decrease.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Cybersecurity Risk Management and Strategy

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

We have developed and implemented our Information Security Management System (ISMS), which includes robust processes for identifying, assessing and managing risks from cybersecurity threats. Cybersecurity risk is included in AAM’s “Top Risks Assessment” under our enterprise risk management program as identified and monitored by our Risk Management Working Group. This group is comprised of leadership from the major functions within AAM and the enterprise risk management program includes the identification and continuous evaluation of the risks associated with the systems and information most critical to AAM and the processes and controls in place to protect the systems and information.

Our ISMS leverages comprehensive cybersecurity frameworks and standards such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, the Center for Internet Security (CIS) Critical Security Controls, the Trusted Information Security Assessment Exchange (TISAX) standard, and the International Organization for Standardization (ISO) 27001 standard for information security. Our ISMS is built upon a balance of people, processes and technologies comprised of, among other elements: 1) 24/7 security monitoring using internal and third-party resources; 2) security awareness and phishing testing; 3) periodic table-top and live-fire exercises; 4) high system availability and business continuity; and 5) comprehensive incident response and escalation plans.

Further, in support of our ISMS, we utilize certain third-party service providers, primarily in the following capacities: 1) incident response partners that assist with performing incident simulations and who are available to assist in the event of an actual cybersecurity incident; 2) third-party experts to conduct penetration testing on AAM systems and certain third-party systems, as necessary; and 3) leveraging third-party expertise to assist with testing IT controls and performing gap analysis over IT processes and procedures. AAM’s Chief Information Security Officer (CISO) manages and monitors these third-party service provider relationships and works closely with AAM’s information security, procurement, legal and internal audit departments to ensure proper evaluation and security assessment of critical third-party service providers and data processors.

Cybersecurity Governance

The AAM Information Security Council (ISC), comprised of leadership representatives from across the organization, meets periodically to discuss current threats and trends and the resulting information security initiatives and priorities. The ISC members provide support for policy changes and insights into how the information security team can most effectively educate, communicate, and support AAM. The ISC is led by AAM’s Chief Information Officer (CIO) and CISO, our frontline business leaders with regard to cybersecurity risk management. AAM’s CIO has been an IT professional in various capacities for over 25 years and maintains the following certifications: Certified CISO, Certified Information Systems Security Professional, Certified Cloud Security Professional, and Certified Information Privacy Technologist.

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

Although no cybersecurity incidents during the year ended December 31, 2024 had a material impact on our strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See Item 1A. Risk Factors for additional discussion regarding AAM’s IT and cybersecurity risks.

Item 2.Properties

The table below summarizes our global manufacturing locations and administrative, engineering or technical locations:

	Manufacturing			Corporate, Business Offices, Engineering and Technical Centers
Country	Driveline		Metal Forming

Brazil	1		4	—

China	2		1	2

Czech Republic	—		3	—

France	2		—	—

Germany	1		4	1

India	3		—	2

Japan	—		—	1

Luxembourg	—		—	1

Mexico	8	(a)	6	—

Poland	1		—	—

Romania	—		1	—

South Korea	1		—	—

Spain	1		1	—

Thailand	1		—	—

United Kingdom	2

United States of America	3		21	5

Total	26		41	12
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

Item 3.Legal Proceedings

See Note 10 - Commitments and Contingencies and Note 13 - Income Taxes in Item 8, "Financial Statements and Supplementary Data" for discussion of legal proceedings and the effect on AAM.

Item 4.     Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) under the symbol “AXL.” We had approximately 140 stockholders of record as of February 11, 2025.

Dividends

We did not declare or pay any cash dividends on our common stock in 2024. Our Amended and Restated Credit Agreement associated with our Senior Secured Credit Facilities limits our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6.    [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

COMPANY OVERVIEW

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit, Michigan, with over 75 facilities in 16 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 42% of our consolidated net sales in 2024, 39% in 2023, and 40% in 2022.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 13% of our consolidated net sales in 2024, 16% in 2023, and 18% in 2022.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 13% of our consolidated net sales in 2024, and 12% in 2023 and 2022.

No other customer represented 10% or more of consolidated net sales during these periods.

Pending Combination with Dowlais Group plc

On January 29, 2025, AAM announced that we reached agreement with the Board of Directors of Dowlais Group plc (Dowlais) on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais, a public limited company incorporated in England and Wales for approximately $1.44 billion in cash and AAM shares (the Business Combination). We believe that the Business Combination will create a leading global driveline and metal forming supplier with a comprehensive product portfolio and a diversified customer base.

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each share of Dowlais’ common stock: 0.0863 shares of new AAM common stock, 42 pence per share in cash (approximately $0.52 per share) and up to 2.8 pence (approximately $0.035 per share) of Dowlais fiscal year 2024 final dividend prior to closing. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close by the end of 2025, subject to approval by both sets of shareholders, regulatory approvals, and satisfaction of customary closing conditions.

Pending Sale of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) for a sales price of $65 million, subject to certain customary adjustments at closing (the India Sale Agreement). The sale is expected to close in the first half of 2025, subject to customary closing conditions, including the receipt of regulatory approvals.

Commercial Matters

In April 2024, one of our largest customers notified AAM that production purchase orders related to a previously announced contract to supply e-Beam axles for a future vehicle program were terminated. We believe that the termination of these purchase orders reflects, in part, the significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of production. We have submitted a cancellation claim to recover certain costs incurred in connection with the terminated purchase orders. As of December 31, 2024, we have approximately $70 million of assets in our Consolidated Balance Sheet associated with this program, consisting of capitalized engineering, design and development costs and other commercial amounts. As of the date of this report, we believe we are entitled to claim and recover the full amount. However, due to the nature of the cancellation claim process, and the need to reach final resolution with the customer, the ultimate amount to be recovered is not determinable and could differ materially from the amount included in our Consolidated Balance Sheet.

INDUSTRY TRENDS

There are a number of significant trends affecting the markets in which we compete. Intense competition, volatility in the price and availability of raw materials, labor shortages and increased labor costs, fluctuations in exchange rates and interest rates, and significant pricing pressures remain. At the same time, there is a focus on investing in future products that will incorporate the latest technology and meet evolving customer demands. The ability to respond timely to the continued advancement of technology and product innovation, as well as the ability to enhance cost reduction initiatives and continue to source programs and maintain a resilient supply chain on a global basis, are critical to attracting and retaining business in our global markets.

INDUSTRY UNCERTAINTY REGARDING ADOPTION OF ELECTRIC VEHICLES The automotive industry has experienced lower than anticipated adoption of electric vehicles. Various barriers to end-user acceptance exist, such as higher vehicle cost, limited offerings, safety concerns, battery range and vehicle performance anxiety and a lack of necessary charging infrastructure. As a result, there is significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of program launches and production of electric vehicles. This uncertainty has caused industry participants to reassess capital allocation plans, and has resulted in the extension of certain internal combustion engine (ICE) and hybrid programs.

Additionally, competition to develop and market new and alternative technologies and fuel types, including from new market entrants such as non-traditional automotive companies and technology companies continues to increase. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of new technologies.

We are responding, in part, with ongoing research and development (R&D) activities, reviewing our capital investment plans and continuing to enhance our product portfolio to allow us to meet our customers' needs for high performance vehicles with reduced emissions and reduced environmental impact. We are improving existing products to reduce emissions through lightweighting and efficiency initiatives, such as higher speed transmissions, and downsized engines and continuing to develop new technologies, such as hybrid and electric driveline systems and related subsystems and components. Through lightweight and high-efficiency axles, all-wheel drive systems, high-strength connecting rod technology, refined vibration control systems, and hybrid and electric vehicle components, including our e-drive systems and e-Beam axle technology, we have significantly advanced our efforts to improve ride and handling performance, while reducing emissions and mass. Our efforts have positioned us to compete in the evolving global marketplace.

INCREASED FOCUS ON ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) INITIATIVES AND REPORTING There has been a growing focus on ESG initiatives and reporting by industry stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce. These topics are increasingly driving decisions made by our stakeholders. The ability of OEMs and suppliers to continually communicate and meet expectations on ESG programs and initiatives, comply with expanding regulatory requirements, and manage the cost of complying with such regulatory requirements, will impact their competitive advantage to attract and retain business, as well as a skilled workforce.

We have responded to this trend by implementing and launching programs and initiatives addressing each topic under ESG, such as E4 (E-to-the-fourth), AAM’s energy and environmental sustainability program to drive continuous improvement in our operations by reducing energy consumption, greenhouse gas (GHG) emissions and water use while minimizing waste and lessening the environmental impact of our production operations. Also, as part of our continued focus on reducing GHG emissions, we have committed to reaching net-zero carbon emissions by 2040, and have received the validation of our net-zero emissions targets by the climate-action organization Science Based Targets Initiative (SBTi). The SBTi is a partnership between CDP (formerly known as the Climate Disclosure Project), the United Nations Global Compact, World Resources Institute (WRI) and the World Wide Fund for Nature (WWF) that drives ambitious climate action in the private sector by enabling companies to set greenhouse gas emissions reduction targets that are in line with what the latest climate science deems necessary to meet the goals of international agreements on climate change.

An in-depth review of non-financial metrics and strategies related to our ESG initiatives and programs is included in our annual Sustainability Report, which includes more details on our sustainability programs, initiatives and future objectives. This report and other ESG areas of focus, such as AAM’s leadership, are made available to stakeholders through our company website. While evolving expectations, expanding regulatory requirements and reporting standards are driving increased ESG reporting and increased costs of compliance, this trend aligns with our cultural values and commitment to profitably grow our business in a way that is sustainable and socially responsible.

GLOBAL CONSUMER PREFERENCE AND OEM PRODUCTION FAVORING LIGHT TRUCKS, SPORT UTILITY VEHICLES AND CROSSOVER VEHICLES There has been ongoing demand for light trucks, SUVs and CUVs in certain markets, while demand for passenger cars has decreased. This increase in demand for light trucks, SUVs and CUVs has been driven by changes in consumer preference as technology advancements have made these vehicles lighter and more efficient. Certain OEMs are responding to this change in consumer preference by shifting their focus to developing and manufacturing these types of vehicles, resulting in a significant reduction of passenger car vehicle programs, especially in North America. We have benefited from this trend as a significant portion of our business supports light truck, SUV and CUV programs in North America.

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

The cyclical nature of the automotive industry, volatile commodity prices, the shifting demands of consumer preference, regulatory requirements and trade agreements require OEMs and suppliers to remain agile with regard to product development and global capability. A critical objective for OEMs and suppliers is the ability to meet these global demands while effectively managing costs and capital investment. Some OEMs and suppliers may be preparing for these challenges through merger and acquisition activity, restructuring actions, development of strategic partnerships and reduction of vehicle platform complexity. In order to effectively drive technology development, recognize cost synergies, optimize capacity utilization, and increase global footprint, the industry may continue to see consolidation in the supply base as companies recognize and respond to the need for scalability.

In addition to AAM's technology development relationships and organic growth in technology and processes, AAM's pending acquisition of Dowlais provides a significant opportunity for AAM to leverage complementary technologies, expand our product portfolio, diversify our global customer base, and strengthen our long-term financial profile through greater scale. The anticipated synergies of this acquisition are expected to enhance AAM's ability to compete in today's technological environment, while remaining cost competitive through increased scale and integration.

We also continue to evaluate our existing product portfolio for areas that are not core to our business in order to enhance AAM's ability to compete globally while remaining cost competitive.

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

With population growth, increased government regulations to ease congestion and generational shifts in preferences, it is expected that the markets for autonomous vehicles, ride-sharing, vehicle subscription services and micro-mobility services will continue to grow, which could cause a change in the type of vehicles utilized. However, the growth in these areas will be dependent on, among other things, cost and availability to end users, continued establishment of infrastructure and advancements in technological capabilities.

VOLUMES AND OUTLOOK

Our results of operations, financial condition and cash flows are significantly impacted by fluctuations in production volumes on the vehicle programs that we support. The following table represents historical and forecasted light vehicle production volumes in North America as our business is most significantly impacted by production volume fluctuations in this region. As our business is also dependent on certain automotive segments, primarily the light truck, SUV and CUV segments, production volume fluctuations for the light vehicle market as a whole may not necessarily be indicative of the vehicle programs that we support.

	(units in millions, except percentages)
	2025 Outlook	% change	2024	% change	2023
North America	15.1	(2.6)%	15.5	(0.6)%	15.6

Source: S&P Global Mobility, January 2025

Production volumes in North America were flat in 2024, as compared to 2023. We expect production volumes in North America to be approximately 15.1 million units in 2025. We expect volumes in other major geographic regions in which we operate to be flat to modest decreases in 2025, as compared to 2024.

The discussion of our Results of Operations, Reportable Segments, and Liquidity and Capital Resources for 2023, as compared to 2022, can be found within "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 16, 2024, which discussion is incorporated herein by reference.

RESULTS OF OPERATIONS

NET SALES

	Year Ended December 31,
(in millions)	2024	2023	Change	Percent Change
Net sales	$6,124.9	$6,079.5	$45.4	0.7%

The increase in net sales in 2024, as compared to 2023, primarily reflects increased production volumes on certain vehicle programs that we support as 2023 sales were negatively impacted by an estimated $99 million associated with the UAW work stoppage that occurred in the second half of 2023. This increase was partially offset by a reduction of approximately $50 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

COST OF GOODS SOLD

	Year Ended December 31,
(in millions)	2024	2023	Change	Percent Change
Cost of goods sold	$5,383.5	$5,455.2	$(71.7)	(1.3)%

The change in cost of goods sold primarily reflects a reduction of approximately $49 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, as well as a reduction of approximately $17 million in depreciation expense. In addition, cost of goods sold for the year ended December 31, 2023 reflects approximately $7 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies. For both of the years ended December 31, 2024 and December 31, 2023, material costs were approximately 57% of total cost of goods sold.

GROSS PROFIT

	Year Ended December 31,
(in millions)	2024	2023	Change	Percent Change
Gross profit	$741.4	$624.3	$117.1	18.8%

Gross margin was 12.1% in 2024 as compared to 10.3% in 2023. Gross profit and gross margin were impacted by the factors discussed in Net sales and Cost of goods sold above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	Year Ended December 31,
(in millions)	2024	2023	Change	Percent Change
Selling, general and administrative expenses	$387.1	$366.9	$20.2	5.5%

SG&A as a percentage of net sales was 6.3% in 2024 as compared to 6.0% in 2023. R&D expense, net of engineering, design and development (ED&D) recoveries, was $159.0 million in 2024, as compared to $155.4 million in 2023. In addition to the increase in net R&D expense, the change in SG&A primarily reflects higher incentive compensation expense and professional fees related to our ongoing tax litigation as further described in Note 13 - Income Taxes.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense for the year ended December 31, 2024 was $82.9 million as compared to $85.6 million for the year ended December 31, 2023.

IMPAIRMENT CHARGE As a result of the India Sale Agreement, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale. Upon reclassification to held-for-sale in 2024, we recorded an impairment charge of $12 million to reduce the carrying value of this business to fair value less cost to sell. This impairment charge was primarily driven by approximately $30 million of accumulated currency translation adjustments that were included in the calculation of the carrying value of this business. See Note 2 - Acquisitions and Dispositions for more detail.

RESTRUCTURING AND ACQUISITION-RELATED COSTS Restructuring and acquisition-related costs were $18.0 million in 2024 and $25.2 million in 2023. As part of our restructuring actions, we incurred severance charges of approximately $6.5 million, as well as implementation costs, consisting primarily of plant exit costs, of approximately $3.5 million during 2024. In 2023, we incurred severance charges of approximately $7.2 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $11.1 million. We expect to incur approximately $20 million to $30 million of total restructuring costs in 2025. See Note 12 - Restructuring and Acquisition-Related Costs for further detail.

Also in 2024, we incurred integration charges of $2.3 million as we furthered our integration of Tekfor. This compares to $6.9 million of integration charges incurred in 2023 associated with Tekfor. Integration expenses primarily reflect costs for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities.

On January 29, 2025, AAM announced the pending Business Combination with Dowlais. We incurred $5.7 million of expense associated with the Business Combination in 2024, primarily related to legal and professional fees. In connection with the Business Combination, we expect to incur significant acquisition-related costs consisting of, among other items, advisory, legal, accounting, valuation and other professional or consulting services. Certain of these costs are expected to be incurred throughout 2025 and a substantial portion of these costs occur at closing, which we currently expect by the end of 2025, subject to approval by both sets of shareholders, regulatory approvals, and satisfaction of customary closing conditions.

OPERATING INCOME Operating income was $241.4 million in 2024 as compared to $146.6 million in 2023. Operating margin was 3.9% in 2024 as compared to 2.4% in 2023. The changes in operating income and operating margin in 2024, as compared to 2023, were primarily due to the factors discussed in Net sales, Cost of goods sold and SG&A above.

INTEREST EXPENSE Interest expense was $186.0 million in 2024 and $201.7 million in 2023. The decrease in interest expense in 2024, as compared to 2023, was primarily due to lower outstanding borrowings as a result of our debt reduction initiatives. The weighted-average interest rate of our total debt outstanding was 6.6% in 2024 and 6.8% in 2023. We expect our interest expense in 2025 to be approximately $170 million to $180 million.

INTEREST INCOME Interest income was $28.1 million in 2024 and $26.2 million in 2023. Interest income primarily includes interest earned on cash and cash equivalents and the deferred payment obligation associated with the sale of our former Casting segment.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2024 and 2023:

Debt refinancing and redemption costs In 2024, we amended our existing Amended and Restated Credit Agreement and established the New Term Loan B Facility. See Note 4 - Long-Term Debt for further detail on the New Term Loan B Facility. As a result, we incurred approximately $0.2 million of debt refinancing and redemption costs during the year ended December 31, 2024.

In 2024, we voluntarily redeemed the remaining $127.6 million of our 6.25% Notes due 2026. This resulted in expense of approximately $0.4 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

In 2023, we made voluntary prepayments totaling $26.0 million on our Term Loan A Facility and $20.2 million on our Term Loan B Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Also in 2023, we voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and we expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

Pension curtailment and settlement charges For the year ended December 31, 2023, we recognized $1.3 million of pension curtailment and settlement charges primarily associated with certain restructuring activities initiated in 2023.

Loss on equity securities We had previously invested in the equity securities of REE Automotive, which were measured at fair value each reporting period with changes in fair value reported as a gain or loss within Other income (expense), net in our Consolidated Statement of Operations. During 2024, we sold all of our remaining equity securities of REE Automotive, resulting in a loss of $0.1 million. We recognized an unrealized loss on our investment in REE shares of $1.1 million for the year ended December 31, 2023.

Other income (expense), net We include the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service costs in Other income (expense), net, which was expense of $20.0 million in 2024, as compared to income of $8.1 million in 2023. The change in other income (expense), net was primarily driven by changes in foreign exchange gains and losses in the year ended December 31, 2024, as compared to the year ended December 31, 2023.

INCOME TAX EXPENSE Income tax expense was $27.8 million in 2024, as compared to $9.1 million in 2023. Our effective income tax rate was 44.3% in 2024, as compared to (37.1)% in 2023. In the year ended December 31, 2023, we recognized income tax expense of approximately $36.1 million attributable to both increased valuation allowances on disallowed interest expense in the U.S., as well as net income tax expense resulting from various changes in determinations related to the potential realization of deferred tax assets and the resulting establishment of, and release of, valuation allowances in certain non-U.S. jurisdictions. These income tax expenses were partially offset by a net income tax benefit of approximately $26.1 million resulting from various internal reorganization and restructuring actions during 2023, which in turn was partially offset by the associated impact on our foreign derived intangible income and disallowed interest deductions in the U.S.

In 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to tax expense related to global intangible low-taxed income, as well as the impact of certain non-U.S. tax rates and non-U.S. withholding tax, partially offset by the impact of tax credits. Additionally, during the year ended December 31, 2024, we recognized an income tax benefit of $7.9 million as a result of elections made as part of our 2023 income tax return. For the year ended December 31, 2023, our effective income tax rate varies from the U.S. federal statutory rate primarily as a result of the impact of the discrete items noted above, as well as favorable non-U.S. tax rates and the impact of tax credits.

Due to the uncertainty associated with the potential impact of geopolitical conflicts or events, as well as macroeconomic factors, including sustained or increased inflation, renegotiated trade agreements, and tariffs or import restrictions, we may experience lower than projected earnings in certain jurisdictions in future periods and, as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS) Net income was $35.0 million in 2024 as compared to net loss of $33.6 million in 2023. Diluted earnings per share was $0.29 in 2024 as compared to diluted loss per share of $0.29 in 2023. Net income (loss) and EPS were primarily impacted by the factors discussed above.

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

The following tables outline our sales and Segment Adjusted EBITDA for each of our reportable segments for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31, 2024

	Driveline	Metal Forming	Total
Sales	$4,253.3	$2,414.3	$6,667.6
Less: Intersegment sales	1.4	541.3	542.7
Net external sales	$4,251.9	$1,873.0	$6,124.9

Segment adjusted EBITDA	$578.2	$171.0	$749.2

	Year Ended December 31, 2023

	Driveline	Metal Forming	Total
Sales	$4,176.7	$2,454.3	$6,631.0
Less: Intersegment sales	0.2	551.3	551.5
Net external sales	$4,176.5	$1,903.0	$6,079.5

Segment adjusted EBITDA	$543.6	$149.7	$693.3

	Year Ended December 31, 2022

	Driveline	Metal Forming	Total
Sales	$4,063.5	$2,280.7	$6,344.2
Less: Intersegment sales	—	541.8	541.8
Net external sales	$4,063.5	$1,738.9	$5,802.4

Segment adjusted EBITDA	$510.9	$236.4	$747.3

The increase in Driveline sales for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily reflects increased production volumes on certain vehicle programs that we support, including those associated with program launches in 2024 from our new and incremental business backlog. This was partially offset by a reduction of approximately $35 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in Metal Forming sales for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily the result of the lower production volumes on certain vehicle programs that we support, as well as a reduction of approximately $15 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These reductions in sales were partially offset by the timing of commercial recoveries for inflationary costs.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. For the year ended December 31, 2024, as compared to the year ended December 31, 2023, the increase in Segment Adjusted EBITDA for the Driveline segment primarily reflects the impact of increased production volumes on certain vehicle programs that we support, as well as the impact of improved operating performance and lower launch costs. These increases in Segment Adjusted EBITDA for Driveline were partially offset by approximately $25 million of increased SG&A expense primarily resulting from an increase in allocated corporate SG&A expenses in 2024, as compared to 2023.

For the year ended December 31, 2024, as compared to the year ended December 31, 2023, the increase in Segment Adjusted EBITDA for the Metal Forming segment primarily reflects the impact of the timing of commercial recoveries for inflationary costs, partially offset by increased labor costs. In addition, Segment Adjusted EBITDA for the Metal Forming segment was impacted by $7 million of expense in 2023 associated with a warranty-related field action with one of our largest customers and there was no such expense for the year ended December 31, 2024.

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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income (loss)	$35.0	$(33.6)	$64.3
Interest expense	186.0	201.7	174.5
Income tax expense	27.8	9.1	2.0
Depreciation and amortization	469.7	487.2	492.1
EBITDA	$718.5	$664.4	$732.9
Restructuring and acquisition-related costs	18.0	25.2	30.2
Debt refinancing and redemption costs	0.6	1.3	6.4
Impairment charge	12.0	—	—
Loss on equity securities	0.1	1.1	25.5
Pension curtailment and settlement charges	—	1.3	—
Non-recurring items:
Malvern Fire insurance recoveries, net of charges	—	—	(39.1)
Gain on bargain purchase of business	—	—	(13.6)
Acquisition-related fair value inventory adjustment	—	—	5.0
Total Segment Adjusted EBITDA	$749.2	$693.3	$747.3

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures, R&D spending, including further development of our electrification product portfolio, and working capital requirements, in addition to advancing our strategic initiatives. At December 31, 2024 we had over $1.5 billion of liquidity consisting of approximately $553 million of cash and cash equivalents, approximately $892 million of available borrowings under our Revolving Credit Facility and approximately $78 million of available borrowings under non-U.S. credit facilities. We have no significant debt maturities before 2027. We believe that operating cash flow, available cash and cash equivalent balances and available borrowing capacity under our Senior Secured Credit Facilities and non-U.S. credit facilities will be sufficient to meet these needs.

OPERATING ACTIVITIES Net cash provided by operating activities was $455.4 million in 2024 as compared to $396.1 million in 2023. The following factors impacted cash provided by operating activities in 2024 as compared to 2023:

Accounts receivable For the year ended December 31, 2024, we experienced an increase in cash flow from operating activities of approximately $63 million related to the change in our accounts receivable balance from December 31, 2023 to December 31, 2024, as compared to the change in our accounts receivable balance from December 31, 2022 to December 31, 2023. This change was primarily the result of timing of sales to customers in the applicable periods, as well as the timing of collections on customer receivables due, in part, to our participation in an early payment program offered by our largest customer. This program allows us to sell certain of our North American receivables from this customer to a third party at our discretion, and we utilize this program from time to time.

Accounts payable and accrued expenses For the year ended December 31, 2024, we experienced a decrease in cash flow from operating activities of approximately $123 million related to the change in our accounts payable and accrued expenses balance from December 31, 2023 to December 31, 2024, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2022 to December 31, 2023. This change was primarily attributable to the timing of payments to suppliers within the applicable periods.

Interest paid Interest paid in 2024 was $184.6 million as compared to $186.4 million in 2023. See Note 4 - Long-Term Debt for additional detail.

Income taxes Income taxes paid, net was $49.5 million in 2024, as compared to $54.9 million in 2023. In 2023, we paid $10.1 million as a result of the Notice of Tax Due that was received from the Internal Revenue Service in the fourth quarter of 2022. See Note 13 - Income Taxes for additional detail regarding the Notice of Tax Due.

As of December 31, 2024 and December 31, 2023, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $34.2 million and $38.1 million, respectively.

Restructuring and acquisition-related costs We incurred $18.0 million and $25.2 million of charges related to restructuring and acquisition-related costs in 2024 and 2023, respectively, and a significant portion of these charges were cash charges. In 2025, we expect restructuring payments in cash flows from operating activities to be between $20 million and $30 million for the full year in conjunction with our ongoing restructuring program and we expect the timing of cash payments to approximate the timing of charges incurred.

In connection with the Business Combination, we expect to incur significant acquisition-related costs consisting of, among other items, advisory, legal, accounting, valuation and other professional or consulting services. Certain of these costs are expected to be incurred throughout 2025 and a substantial portion of these costs occur at closing, which we currently expect by the end of 2025, subject to approval by both sets of shareholders, regulatory approvals, and satisfaction of customary closing conditions.

Pension and other postretirement benefits (OPEB) Our cash payments for OPEB, net of GM cost sharing, were $8.7 million in 2024 and $12.5 million in 2023. This compares to our annual postretirement credit of $1.9 million in 2024 and annual postretirement cost of $1.3 million in 2023. We expect our cash payments for OPEB obligations in 2025, net of GM cost sharing, to be approximately $11.6 million.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2025 to be approximately $1.1 million.

Other assets and liabilities For the year ended December 31, 2023, we experienced an increase in cash flow from operating activities of $27.2 million related to our variable-to-fixed interest rate swaps which were discontinued in the third quarter of 2023 and were in an asset position on the date that they were discontinued.

Malvern Fire In 2023, we received $24.0 million of cash reimbursements and advances under our insurance policies, of which $7.0 million was associated with operating expenses incurred as a result of the Malvern Fire that occurred in 2020 and have been presented as an operating cash inflow in our Consolidated Statement of Cash Flows for the period. See Note 16 - Manufacturing Facility Fire and Insurance Recovery for additional detail.

INVESTING ACTIVITIES For the year ended December 31, 2024, net cash used in investing activities was $254.8 million as compared to $184.5 million for the year ended December 31, 2023. Capital expenditures were $248.0 million in 2024 and $194.6 million in 2023. We expect our capital spending in 2025 to be approximately 5% of sales, which includes support for our global program launches in 2025 and 2026 within our new and incremental business backlog, as well as program capacity increases and future launches of replacement programs.

In 2023, we received $17.0 million of cash associated with machinery and equipment that was damaged or destroyed as a result of the Malvern Fire. This cash received has been classified as investing cash inflows based on the nature of the associated loss incurred.

In October 2024, we entered into the India Sale Agreement and the transaction is expected to close in the first half of 2025, subject to customary closing conditions, including the receipt of regulatory approvals. Upon closing, we expect to collect the sales price of $65 million in cash, subject to certain customary adjustments at closing.

On January 29, 2025, AAM announced that we reached agreement with the Board of Directors of Dowlais on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais for approximately $1.44 billion in cash and AAM shares. Dowlais shareholders will be entitled to receive for each share of Dowlais’ common stock: 0.0863 shares of new AAM common stock, 42 pence per share in cash (approximately $0.52 per share) and up to 2.8 pence (approximately $0.035 per share) of Dowlais fiscal year 2024 final dividend prior to closing. The transaction is expected to close by the end of 2025, subject to approval by both sets of shareholders, regulatory approvals, and satisfaction of customary closing conditions.

FINANCING ACTIVITIES Net cash used in financing activities was $156.2 million in 2024, compared to net cash used in financing activities of $205.5 million in 2023. Total debt outstanding, net of debt issuance costs, was $2,624.8 million at year-end 2024 and $2,768.9 million at year-end 2023. The change in total debt outstanding, net of issuance costs, at year-end 2024, as compared to year-end 2023, was primarily due to the factors noted below.

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

On May 16, 2024, Holdings and AAM, Inc. entered into a refinancing facility agreement (the Refinancing Facility Agreement), that established a new Term Loan B Facility of $648.0 million (the New Term Loan B Facility) and amended the Amended and Restated Credit Agreement to, among other things, update the applicable interest rate on the New Term Loan B Facility. The proceeds from the New Term Loan B Facility, together with $2.2 million cash on hand, were used to a) prepay the entire principal amount of the then-outstanding Term Loan B Facility, b) pay all accrued and unpaid interest due under the then-outstanding Term Loan B Facility and c) pay fees, costs and expenses payable in connection with the refinancing of the Term Loan B Facility. The New Term Loan B Facility will mature on December 13, 2029 (TLB Maturity), subject to a springing maturity that will apply if, on any date prior to the TLB Maturity, any of AAM's senior notes exceed $250 million outstanding within 91 days of the maturity date of such senior notes. In connection with the Refinancing Facility Agreement, we paid $1.7 million of debt refinancing costs and paid accrued interest of $0.5 million relating to the Term Loan B Facility. The terms of the Term Loan A Facility and the Revolving Credit Facility under the Amended and Restated Credit Agreement, including their respective interest rates and maturity dates in the first quarter of 2027, remain unchanged.

On June 28, 2023, Holdings and AAM, Inc. entered into the First Amendment to the Amended and Restated Credit Agreement (the First Amendment), which, among other things, increased the maximum levels of the total net leverage ratio covenant and reduced the minimum levels of cash interest expense coverage ratio covenant for the period from June 28, 2023 through the filing of our second quarter 2024 results, subject to certain conditions (the Amendment Period), modified certain categories of the applicable margin (determined based on the total net leverage ratio of Holdings) for the duration of the Amendment Period with respect to interest rates under the Term Loan A Facility and the Revolving Credit Facility, and modified certain covenants restricting the ability of Holdings, AAM, Inc. and certain subsidiaries of Holdings to create, incur, assume, or permit to exist certain additional indebtedness and liens and to make or agree to pay or make certain restricted payments, voluntary payments and distributions. As of the date of the First Amendment, the terms of the then-outstanding Term Loan B Facility under the Amended and Restated Credit Agreement, including maturity dates, interest rates and their applicable margins, remained unchanged. We paid debt issuance costs of $3.2 million for the year ended December 31, 2023 related to the First Amendment. The Amendment Period is no longer in effect following the filing of our second quarter 2024 results in August 2024.

At December 31, 2024, $892.2 million was available under the Revolving Credit Facility. This availability reflects a reduction of $32.8 million for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

In 2023, we made voluntary prepayments totaling $26.0 million on our Term Loan A Facility and $20.2 million on our Term Loan B Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

The Senior Secured Credit Facilities provide back-up liquidity for our non-U.S.credit facilities. We intend to use the availability of long-term financing under the Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to Current portion of long-term debt on our Consolidated Balance Sheet.

Redemption of 6.25% Notes due 2026 During the year ended December 31, 2024, we voluntarily redeemed and repurchased the remaining portion of our 6.25% Notes due 2026. This resulted in principal payments totaling $127.6 million and $2.2 million in accrued interest. We also expensed approximately $0.4 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

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

Non-U.S. Credit Facilities We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through September 2028. At December 31, 2024, $27.6 million was outstanding under our non-U.S. credit facilities and an additional $78.2 million was available. At December 31, 2023, $51.8 million was outstanding under these facilities and an additional $84.7 million was available.

Financing Related to the Pending Combination with Dowlais In connection with the Business Combination, Holdings and AAM, Inc., entered into a credit agreement (the Backstop Credit Agreement) pursuant to which, subject to the terms and conditions set forth therein, the lenders party thereto agreed to provide AAM, Inc. with: (i) $484.25 million in Tranche A Term Loans; (ii) $1,491.0 million in Tranche B Term Loans; and (iii) $1,250.0 million in revolving loans. Additionally, and in connection with the Business Combination, on January 29, 2025, Holdings and AAM, Inc. entered into: (i) a First Lien Bridge Credit Agreement pursuant to which the lenders party thereto have agreed to provide AAM, Inc. with a $843.0 million interim loan facility (the First Lien Bridge Facility); and (ii) a Second Lien Bridge Credit Agreement pursuant to which the lenders party thereto have agreed to provide AAM, Inc. with a $500.0 million interim loan facility (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). The proceeds of the commitments provided under the Backstop Credit Agreement and Bridge Facilities, or of other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities, will be used, among other things, to finance the cash consideration payable to Dowlais shareholders pursuant to the Business Combination and expenses payable in connection with the Business Combination (including debt refinancing costs) and to refinance borrowings under the Amended and Restated Credit Agreement in full.

Treasury stock Treasury stock increased by $2.8 million in 2024 to $235.7 million, as compared to $232.9 million at year-end 2023, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

Dividend program We have not declared or paid any cash dividends on our common stock in 2024 or 2023.

Contractual obligations Our contractual obligations consist primarily of: 1) current and long-term debt; 2) operating and finance lease obligations; 3) obligated purchase commitments for capital expenditures and related project expense; 4) pension and other postretirement benefit obligations, net of GM cost sharing; and 5) interest obligations. Information regarding expected payments by period can be found in Item 8, "Financial Statements and Supplementary Data" in this Form 10-K at Note 4 - Long-Term Debt for our current and long-term debt obligations, Note 15 - Leasing for our operating and finance lease obligations, Note 10 - Commitments and Contingencies for purchase commitments related to capital expenditures and project expense, and Note 8 - Employee Benefit Plans for pension and other postretirement benefit obligations.

The expected future interest obligations associated with our current and long-term debt and finance lease obligations are approximately as follows: $176 million in 2025, $172 million in 2026, $123 million in 2027, $95 million in 2028, $73 million in 2029, and $11 million in 2030 and thereafter.

Subsidiary Guarantees of Registered Debt Securities Our 6.875% Notes, 6.50% Notes and 5.00% Notes (collectively, the Notes) are senior unsecured obligations of AAM, Inc. (Issuer); all of which are fully and unconditionally guaranteed, on a joint and several basis, by Holdings and substantially all domestic subsidiaries of AAM, Inc. and MPG Inc. (Subsidiary Guarantors). Holdings has no significant assets other than its 100% ownership in AAM, Inc. and MPG Inc., and no direct subsidiaries other than AAM, Inc. and MPG Inc.

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

The following represents summarized financial information of Holdings, AAM, Inc. and the Subsidiary Guarantors (collectively, the Combined Entities). The information has been prepared on a combined basis and excludes any investments of AAM Holdings, AAM, Inc., or the Subsidiary Guarantors in non-guarantor subsidiaries. Intercompany transactions and amounts between Combined Entities have been eliminated.

Statement of Operations Information	(in millions)
	Year Ended December 31, 2024	Year Ended December 31, 2023
Net sales	$4,268.4	$4,376.7
Gross profit	537.9	339.2
Income (loss) from operations	73.9	(91.4)
Net loss	(27.2)	(182.4)

Balance Sheet Information	(in millions)
	December 31, 2024	December 31, 2023
Current assets	$1,038.5	$1,009.2
Noncurrent assets	2,480.8	2,723.4

Current liabilities	497.7	1,512.2
Noncurrent liabilities	3,098.0	3,252.2

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At December 31, 2024 and December 31, 2023, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $15 million and $1,090 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $380 million and $580 million, respectively. The reduction in the amounts owed by the Combined Entities to non-guarantor entities, and the associated reduction in Current liabilities at December 31, 2024, as compared to December 31, 2023, was the result of the implementation of certain actions to reorganize our global operating structure effective at the end of 2023 and a corresponding change to our Subsidiary Guarantors.

CYCLICALITY AND SEASONALITY

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors. Typically, our business is also moderately seasonal as our major OEM customers historically have an extended shutdown of operations (normally 1-2 weeks) in conjunction with their model year changeover and an approximate one-week shutdown in the month of December. Our major OEM customers also occasionally have longer shutdowns of operations for program changeovers. Accordingly, our quarterly results may reflect these trends.

LEGAL PROCEEDINGS

See Note 13 - Income Taxes and Note 10 - Commitments and Contingencies in Item 8, "Financial Statements and Supplementary Data" for discussion of legal proceedings and the effect on AAM.

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

VALUATION OF DEFERRED TAX ASSETS AND OTHER TAX LIABILITIES Because we operate in many different geographic locations, including several non-U.S., state and local tax jurisdictions, the evaluation of our ability to use all recognized deferred tax assets is complex. In accordance with ASC 740 - Income Taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions. In determining the requirement for a valuation allowance, the historical results, projected future operating results based upon approved business plans, eligible carry forward periods, and tax planning opportunities are considered, along with other relevant positive and negative evidence. If, based upon available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

As of December 31, 2024, we have a valuation allowance of approximately $288.8 million related to net deferred tax assets in several non-U.S. jurisdictions and U.S. federal, state and local jurisdictions. As of December 31, 2023 and 2022, our valuation allowance was $267.1 million and $217.5 million, respectively.
If, in the future, we generate taxable income on a sustained basis in non-U.S. and U.S. federal, state and local jurisdictions for which we have recorded valuation allowances, our current estimate of the recoverability of our deferred tax assets could change and result in the future reversal of some or all of the valuation allowance. While we believe we have made appropriate valuations of our deferred tax assets, unforeseen changes in tax legislation, regulatory activities, audit results, operating results, financing strategies, organization structure and other related matters may result in material changes in our deferred tax asset valuation allowances or our tax liabilities.
Further, due to the uncertainty associated with the potential impact of geopolitical conflicts or events, as well as macroeconomic factors, including sustained or increased inflation, renegotiated trade agreements, and tariffs or import restrictions, we may experience lower than projected earnings in certain jurisdictions in future periods and, as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.

Unrecognized Income Tax Benefits

We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position: and (2) for those positions that meet the "more likely than not" recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit). As of December 31, 2024 and 2023, we had a liability for unrecognized income tax benefits and related interest and penalties of $34.2 million and $38.1 million, respectively. We continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and adjust our estimated liability as necessary.
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
We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the years ended, December 31, 2024 and December 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by AAM to the IRS in 2023. As of December 31, 2024, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $315 million to $365 million.

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

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2024, the weighted-average discount rates determined on that basis were 5.65% for the valuation of our pension benefit obligations and 5.70% for the valuation of our OPEB obligations. The discount rates used in the valuations of our non-U.S. pension obligations were based on hypothetical yield curves developed from corporate bond yield information within each regional market. In 2024, the weighted-average discount rate determined on that basis was 4.95% for our non-U.S. plans. The expected weighted-average long-term rates of return on our plan assets were 6.75% for our U.S. plans, and 5.80% for our non-U.S. plans in 2024.

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

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2024, actual trends could result in materially different valuations. The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2024, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$(20.0)	N/A
Increase in 2024 expense	$0.1	$2.2

No changes in benefit levels or in the amortization of gains or losses have been assumed.

For 2025, we assumed a weighted-average annual increase in the per-capita cost of covered health care benefits of 6.8% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2034 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have increased total expense in 2024 and the postretirement obligation, net of GM cost sharing, at December 31, 2024 by $0.4 million and $7.8 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2024 and the postretirement obligation, net of GM cost sharing, at December 31, 2024 by $0.7 million and $11.9 million, respectively.

AAM and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with AAM and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2024, we estimated $120.4 million in future GM cost sharing. If, in the future, GM were unable to fulfill this financial obligation, our OPEB obligations could be different than our current estimates.

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

Our business is organized into two segments: Driveline and Metal Forming. Under the goodwill guidance, we determined that each of our segments represents a reporting unit. The determination of our reporting units and impairment indicators also require us to make significant judgments. At December 31, 2024 all goodwill was associated with our Driveline reporting unit. As a result of our goodwill impairment test completed in the fourth quarter of 2024, we determined that the fair value of our Driveline reporting unit exceeded its carrying value by approximately 40%. See Note 3 - Goodwill and Other Intangible Assets for further detail regarding our goodwill.

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

In addition to our ordinary warranty provisions with our customers, we may be responsible for certain costs associated with product recalls and field actions, which are recorded at the time our obligation is probable and can be reasonably estimated. In 2023, we recorded $7 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies. We reached agreement on this field action with our customer in the fourth quarter of 2023 and paid this amount in 2024.

Our warranty accrual was $60.6 million as of December 31, 2024 and $66.3 million as of December 31, 2023. During 2024 and 2023, we made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

ACCOUNTING FOR ACQUISITIONS On January 29, 2025, AAM announced that we reached agreement with the Board of Directors of Dowlais on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais for approximately $1.44 billion in cash and AAM shares. Upon successful consummation of this combination, we will be subject to the accounting guidance as prescribed by ASC 805 - Business Combinations. We are required to allocate the purchase price of an acquired business to its identifiable assets and liabilities based on fair value. The excess purchase price over the fair value of identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed, especially with regard to intangible assets, requires significant levels of estimates and assumptions made by management. In order to assist management, we utilize third party valuation experts in determining the fair values.

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
•supply shortages and the availability of natural gas or other fuel and utility sources in certain regions, labor shortages, including increased labor costs, or price increases in raw material and/or freight, utilities or other operating supplies for us or our customers as a result of pandemic or epidemic illness, geopolitical conflicts, natural disasters or otherwise;
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
•risks related to a failure of our information technology systems and networks, including cloud-based applications, and risks associated with current and emerging technology threats, and damage from computer viruses, unauthorized access, cyber attacks, including increasingly sophisticated cyber attacks incorporating use of artificial intelligence, and other similar disruptions;
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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. At December 31, 2024 and December 31, 2023, we had currency forward contracts outstanding with a total notional amount of $228.1 million and $206.9 million, respectively. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $20.7 million at December 31, 2024 and was approximately $18.8 million at December 31, 2023.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract with a notional value of £571.0 million to fix the U.S. dollar equivalent associated with the cash consideration that is expected to be payable to the Dowlais shareholders upon closing of the Business Combination. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in foreign exchange gains and losses in Other income (expense), net in our Consolidated Statement of Operations.

In 2022, we discontinued an existing fixed-to-fixed cross-currency swap, which was in an asset position of $9.7 million on the date that it was discontinued. Also in 2022, we entered into a new fixed-to-fixed cross-currency swap to reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans.

In the second quarter of 2024, we discontinued our existing €200.0 million fixed-to-fixed cross-currency swap that was designated as a cash flow hedge and entered into a new fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $181.2 million. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in foreign currency exchange rates, would be approximately $18.1 million at December 31, 2024. At December 31, 2023, the potential decrease in fair value of our then-outstanding fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates was approximately $22.1 million.

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

Also in the third quarter of 2023, we entered into new variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2024, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at December 31, 2024) on our long-term debt outstanding at December 31, 2024 would be approximately $4.3 million and was approximately $4.4 million at December 31, 2023, on an annualized basis.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Item 8.    Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2024	2023	2022
	(in millions, except per share data)

Net sales	$6,124.9	$6,079.5	$5,802.4

Cost of goods sold	5,383.5	5,455.2	5,097.5

Gross profit	741.4	624.3	704.9

Selling, general and administrative expenses	387.1	366.9	345.1

Amortization of intangible assets	82.9	85.6	85.7

Impairment charge (Note 2)	12.0	—	—

Restructuring and acquisition-related costs	18.0	25.2	30.2

Operating income	241.4	146.6	243.9

Interest expense	(186.0)	(201.7)	(174.5)

Interest income	28.1	26.2	17.0

Other income (expense)
Debt refinancing and redemption costs	(0.6)	(1.3)	(6.4)
Gain on bargain purchase of business	—	—	13.6
Pension curtailment and settlement charges	—	(1.3)	—
Loss on equity securities	(0.1)	(1.1)	(25.5)
Other income (expense), net	(20.0)	8.1	(1.8)

Income (loss) before income taxes	62.8	(24.5)	66.3

Income tax expense	27.8	9.1	2.0

Net income (loss)	$35.0	$(33.6)	$64.3

Basic earnings (loss) per share	$0.29	$(0.29)	$0.54

Diluted earnings (loss) per share	$0.29	$(0.29)	$0.53

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2024	2023	2022
	(in millions)
Net income (loss)	$35.0	$(33.6)	$64.3

Other comprehensive income (loss)
Defined benefit plans, net of tax of $2.8 million, $(0.4) million and $(31.8) million in 2024, 2023 and 2022, respectively	(11.9)	1.6	95.0
Foreign currency translation adjustments	(44.7)	7.4	(38.4)
Changes in hedges, net of tax of $4.4 million, $1.9 million and $(6.5) million in 2024, 2023 and 2022, respectively	(32.7)	3.5	32.8
Other comprehensive income (loss)	(89.3)	12.5	89.4

Comprehensive income (loss)	$(54.3)	$(21.1)	$153.7

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Balance Sheets
December 31,

	2024	2023
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$552.9	$519.9
Accounts receivable, net	709.1	818.5
Inventories, net	442.5	482.9
Prepaid expenses and other	152.2	185.3
Current assets held-for-sale	58.1	—
Total current assets	1,914.8	2,006.6

Property, plant and equipment, net	1,622.8	1,760.9
Deferred income taxes	199.5	169.4
Goodwill	172.0	182.1
Other intangible assets, net	456.7	532.8
GM postretirement cost sharing asset	111.7	111.9
Operating lease right-of-use assets	110.3	115.6
Other assets and deferred charges	472.1	477.0
Total assets	$5,059.9	$5,356.3

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$47.9	$17.0
Accounts payable	700.5	773.9
Accrued compensation and benefits	193.0	200.1
Deferred revenue	14.2	16.6
Current portion of operating lease liabilities	22.8	21.9
Accrued expenses and other	172.4	172.1
Current liabilities held-for-sale	24.4	—
Total current liabilities	1,175.2	1,201.6

Long-term debt, net	2,576.9	2,751.9
Deferred revenue	37.0	70.4
Deferred income taxes	11.8	16.5
Long-term portion of operating lease liabilities	89.9	95.5
Postretirement benefits and other long-term liabilities	606.3	615.5
Total liabilities	4,497.1	4,751.4

Stockholders' equity
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2024 or 2023	—	—
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2024 or 2023	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
128.3 million and 127.4 million shares issued as of December 31, 2024 and December 31, 2023, respectively	1.3	1.3
Paid-in capital	1,397.6	1,382.6
Accumulated deficit	(248.2)	(283.2)
Treasury stock at cost, 10.7 million shares in 2024 and 10.3 million shares in 2023	(235.7)	(232.9)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(157.2)	(145.3)
Foreign currency translation adjustments	(187.0)	(142.3)
Unrecognized gain (loss) on hedges, net of tax	(8.0)	24.7
Total stockholders' equity	562.8	604.9
Total liabilities and stockholders' equity	$5,059.9	$5,356.3

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Cash Flows
Year Ended December 31,

	2024	2023	2022
	(in millions)
Operating activities
Net income (loss)	$35.0	$(33.6)	$64.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	469.7	487.2	492.1
Impairment charge (Note 2)	12.0	—	—
Deferred income taxes	(31.9)	(45.7)	(29.5)
Stock-based compensation	15.0	13.4	17.7
Pensions and other postretirement benefits, net of contributions	(12.8)	(19.1)	(11.8)
Loss (gain) on disposal of property, plant and equipment, net	5.8	5.8	(0.5)
Loss on equity securities	0.1	1.1	25.5
Gain on bargain purchase of business	—	—	(13.6)
Debt refinancing and redemption costs	0.6	1.3	6.4
Changes in operating assets and liabilities, net of amounts acquired or disposed
Accounts receivable	70.3	7.2	(38.7)
Inventories	17.1	(13.2)	(16.2)
Accounts payable and accrued expenses	(64.2)	58.6	61.1
Deferred revenue	(33.3)	(16.1)	(16.8)
Other assets and liabilities	(28.0)	(50.8)	(91.1)
Net cash provided by operating activities	455.4	396.1	448.9

Investing activities
Purchases of property, plant and equipment	(248.0)	(194.6)	(171.4)
Proceeds from sale of property, plant and equipment	4.0	0.9	4.7
Proceeds from government grants	2.0	—	—
Purchase buyouts of leases	(3.1)	(2.1)	(4.0)
Acquisition of business, net of cash acquired	(7.3)	(2.5)	(88.9)
Proceeds from sale of equity securities	0.8	—	—
Investment in affiliates	(3.2)	(3.2)	(0.4)
Proceeds from insurance claim (Note 16)	—	17.0	17.0
Net cash used in investing activities	(254.8)	(184.5)	(243.0)

Financing activities
Proceeds from Revolving Credit Facility	—	—	25.0
Payments of Revolving Credit Facility	—	(25.0)	—
Proceeds from issuance of long-term debt	7.0	35.8	247.9
Payments of long-term debt	(155.4)	(184.8)	(458.3)
Debt issuance costs	(1.7)	(3.2)	(31.4)
Purchase of treasury stock	(2.8)	(14.7)	(1.9)
Finance lease obligations and other	(3.3)	(13.6)	1.5
Net cash used in financing activities	(156.2)	(205.5)	(217.2)

Effect of exchange rate changes on cash	(11.4)	2.3	(7.4)

Net increase (decrease) in cash and cash equivalents	33.0	8.4	(18.7)

Cash and cash equivalents at beginning of year	519.9	511.5	530.2

Cash and cash equivalents at end of year	$552.9	$519.9	$511.5

Supplemental cash flow information
Interest paid	$184.6	$186.4	$172.6
Income taxes paid, net	$49.5	$54.9	$40.4
See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock			Retained Earnings		Accumulated Other
	Shares	Par	Paid-in	(Accumulated	Treasury	Comprehensive
	Outstanding	Value	Capital	Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2022	114.0	$1.3	$1,351.5	$(313.9)	$(216.3)	$(364.8)

Net income				64.3
Changes in hedges						32.8
Foreign currency translation adjustments						(38.4)
Defined benefit plans, net						95.0
Vesting of stock-based compensation	0.8	—
Stock-based compensation			17.7
Purchase of treasury stock	(0.2)				(1.9)
Balance at December 31, 2022	114.6	$1.3	$1,369.2	$(249.6)	$(218.2)	$(275.4)

Net loss				(33.6)
Changes in hedges						3.5
Foreign currency translation adjustments						7.4
Defined benefit plans, net						1.6
Vesting of stock-based compensation	4.1	—
Stock-based compensation			13.4
Purchase of treasury stock	(1.6)				(14.7)
Balance at December 31, 2023	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)

Net income				35.0
Changes in hedges						(32.7)
Foreign currency translation adjustments						(44.7)
Defined benefit plans, net						(11.9)
Vesting of stock-based compensation	0.9	—
Stock-based compensation			15.0
Purchase of treasury stock	(0.4)				(2.8)
Balance at December 31, 2024	117.6	$1.3	$1,397.6	$(248.2)	$(235.7)	$(352.2)

See accompanying notes to consolidated financial statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid and internal combustion vehicles. Headquartered in Detroit, Michigan, with over 75 facilities in 16 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

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

REVENUE RECOGNITION We are obligated under our contracts with customers to manufacture and supply products for use in our customers’ operations. We satisfy these performance obligations at the point in time that the customer obtains control of the products, which is the point in time that the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the products. This typically occurs upon shipment to the customer in accordance with purchase orders and delivery releases issued by our customers. We do not include amounts collected from customers for sales and other taxes in our transaction price and thus do not recognize these amounts as revenue. See Note 11 - Revenue from Contracts with Customers for more detail on our revenue.

ACCOUNTS RECEIVABLE The majority of our accounts receivable are due from original equipment manufacturers (OEMs) in the automotive industry and are considered past due when payment is not received within the terms stated within the contract. Trade accounts receivable for our customers are generally due within approximately 50 days from the date our customers receive our product.

Amounts due from customers are stated net of allowances for credit losses. We determine our allowances by considering our expected credit losses, in addition to factors such as our previous loss history, customers' ability to pay their obligations to us, and the condition of the general economy and industry as a whole. The allowance for credit losses was $2.5 million and $5.3 million as of December 31, 2024 and 2023, respectively. We write-off accounts receivable when they become uncollectible.

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

Costs for tooling used to make products sold on long-term supply arrangements for which we have either title to the assets or the noncancelable right to use the assets during the term of the supply arrangement are capitalized in Property, plant and equipment, net. Reimbursable costs for tooling assets for which our customer has title and we do not have a noncancelable right to use during the term of the supply arrangement, are recorded in accounts receivable in our Consolidated Balance Sheets. The reimbursement for the customer-owned tooling is recorded as a reduction of accounts receivable upon collection. Capitalized items and customer receipts in excess of tooling costs specifically related to a supply arrangement are amortized over the shorter of the term of the arrangement or over the estimated useful lives of the related assets.

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

Inventories consist of the following:

	December 31,
	2024	2023
	(in millions)
Raw materials and work-in-progress	$362.0	$411.5
Finished goods	108.4	103.5
Gross inventories	470.4	515.0
Inventory valuation reserves	(27.9)	(32.1)
Inventories, net	$442.5	$482.9

MAINTENANCE, REPAIR AND OPERATIONS (MRO) MATERIALS We include all spare parts and other durable materials for machinery and equipment that are consumed in the manufacturing process in MRO, which is included in Other assets and deferred charges in our Consolidated Balance Sheets. MRO assets are capitalized at actual cost and amortized on a straight-line basis over a useful life of six years, beginning from their purchase date. Repair costs for MRO assets are expensed in the period incurred. Amortization expense related to MRO was $58.3 million, $55.6 million and $56.0 million for 2024, 2023 and 2022, respectively.

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

We record depreciation and tooling amortization using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $328.5 million, $346.0 million and $350.4 million in 2024, 2023 and 2022, respectively.

Property, plant and equipment consists of the following:

	Estimated			December 31,
	Useful Lives			2024	2023
	(years)			(in millions)
Land	Indefinite			$51.1	$55.4
Land improvements	10	-	15	27.0	26.9
Buildings and building improvements	15	-	40	684.6	694.9
Machinery and equipment	3	-	12	3,672.9	3,771.1
Construction in progress				200.5	151.5
				4,636.1	4,699.8
Accumulated depreciation and amortization				(3,013.3)	(2,938.9)
Property, plant and equipment, net				$1,622.8	$1,760.9

As of December 31, 2024, 2023 and 2022, we had unpaid purchases of plant and equipment in our accounts payable of $57.4 million, $43.1 million and $34.2 million, respectively.

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

LEASING We record a right of use asset and lease liability when an agreement grants us the right to substantially all of the economic benefits associated with an identified asset, and we are able to direct the use of that asset throughout the term of the agreement, if such term exceeds 12 months. We exclude balance sheet recognition of right-of-use assets and associated liabilities for lease terms of 12 months or less for all classes of underlying assets. Options to extend or terminate the agreements have been included in the relevant lease term to the extent that they are reasonably certain to be exercised. For agreements that contain both lease and non-lease components, we account for these agreements as a single lease component for all classes of underlying assets. See Note 15 - Leasing, for more detail on our leases.

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the expected life of the borrowings. As of December 31, 2024 and December 31, 2023, our unamortized debt issuance costs were $41.2 million and $51.6 million, respectively. Debt issuance costs associated with our senior unsecured notes, as well as our Term Loan A Facility and Term Loan B Facility (as defined in Note 4 - Long-Term Debt), are recorded as a reduction to the related debt liability. Debt issuance costs of $6.1 million and $8.8 million related to our Revolving Credit Facility (also as defined in Note 4 - Long-Term Debt), are classified as Other assets and deferred charges on our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and classified as Debt refinancing and redemption costs on our Consolidated Statements of Operations.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CURRENCY TRANSLATION AND REMEASUREMENT We translate the assets and liabilities to United States (U.S.) dollars at end-of-period exchange rates for our non-U.S. subsidiaries. We translate the income statement elements of our non-U.S. subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our non-U.S. subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. These foreign currency gains and losses resulted in a net loss of $17.0 million for the year 2024, and net gains of $12.8 million and $1.9 million for the years 2023 and 2022, respectively, in Other income (expense), net.

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

We also award incentive compensation in the form of long-term cash awards (LTCAs) and performance units (PUs). We grant the LTCAs payable in cash to certain associates which vest over a three-year period. We also grant PUs payable in cash to officers and certain other associates which vest over a three-year performance period and are based primarily on AAM's three-year cumulative free cash flow.

Compensation expense is recognized over the period during which the requisite service is provided, referred to as the vesting period. See Note 9 - Stock-Based Compensation and Other Incentive Compensation, for more detail on our accounting for stock-based compensation and other incentive compensation.

RESEARCH AND DEVELOPMENT COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statements of Operations. R&D spending was $159.0 million, $155.4 million and $144.0 million in 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, our R&D expense is net of approximately $21.8 million, $37.0 million and $20.0 million, respectively, of costs capitalized as a result of contractual guarantees with customers to recover engineering, design and development costs.

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

See Note 13 - Income Taxes, for more detail on our accounting for income taxes.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
EARNINGS (LOSS) PER SHARE (EPS) We present EPS using the two-class method. This method allocates undistributed earnings between common shares and non-vested share based payment awards that entitle the holder to non-forfeitable dividend rights. Our participating securities are our non-vested restricted stock units. See Note 14 - Earnings (Loss) Per Share (EPS), for more detail on our accounting for EPS.

PRODUCT WARRANTY We record estimated warranty obligation liabilities at the dates our products are sold, using sales volumes and internal and external warranty data where there is no payment history and historical information about the average cost of warranty claims for customers with prior claims. We estimate our costs based on the contractual arrangements with our customers, existing customer warranty terms and internal and external warranty data, which includes a determination of our warranty claims and actions taken to improve product quality and minimize warranty claims. See Note 10 - Commitments and Contingencies, for detail on our accounting for product warranties.

USE OF ESTIMATES In order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. Actual results could differ from those estimates.

EFFECT OF NEW ACCOUNTING STANDARDS

Standards Recently Adopted
Accounting Standards Update 2023-07
On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 - Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 enhances existing annual segment requirements to include disclosure of significant segment expenses and other segment items by reportable segment that are regularly used by the Chief Operating Decision Maker (CODM) to evaluate segment performance. This guidance also requires annual disclosure of the title and position of the CODM. ASU 2023-07 also expands interim segment disclosure requirements to include all existing annual segment disclosures in addition to the new disclosure requirements for significant segment expenses and other segment items. We adopted this guidance retrospectively on January 1, 2024 for the annual requirements and will adopt the interim requirements on January 1, 2025. See Note 17 - Segment and Geographic Information for our updated annual segment disclosures.
Standards Not Yet Adopted
Accounting Standards Update 2024-03
On November 4, 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 expands existing annual and interim requirements for costs and expenses to include a footnote disclosure disaggregating expense captions on the face of the income statement by specific expense categories using a tabular presentation. ASU 2024-03 also requires a qualitative disclosure of the amounts remaining in relevant expense captions that are not separately disclosed as part of the specific expense categories, as well as disclosures about the entity's total selling expenses and in annual periods, a definition of selling expenses.This guidance becomes effective at the beginning of our 2027 fiscal year for annual requirements, and at the beginning of our 2028 fiscal year for interim requirements, using either a prospective or retrospective transition method. We will adopt this guidance on January 1, 2027 for the annual requirements and will adopt the interim requirements on January 1, 2028. We are currently assessing the impact that this standard will have on our consolidated financial statements.
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS AND DISPOSITIONS

Pending Combination with Dowlais Group plc

On January 29, 2025, AAM announced that we reached agreement with the Board of Directors of Dowlais Group plc (Dowlais) on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais for approximately $1.44 billion in cash and AAM shares (the Business Combination). In connection with the Business Combination, on January 29, 2025, AAM and Dowlais entered into a Co-operation Agreement.

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each share of Dowlais’ common stock: 0.0863 shares of new AAM common stock, 42 pence per share in cash (approximately $0.52 per share) and up to 2.8 pence (approximately $0.035 per share) of Dowlais fiscal year 2024 final dividend prior to closing. The transaction has been unanimously approved by the Boards of Directors of AAM and Dowlais. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close by the end of 2025, subject to approval by both sets of shareholders, regulatory approvals, and satisfaction of customary closing conditions. See Note 4 - Long-Term Debt for additional detail regarding financing for the Business Combination.

Acquisition of Tekfor Group

On June 1, 2022, our acquisition of Tekfor Group (Tekfor) became effective and we paid a total purchase price of $94.4 million, which was funded entirely with cash on hand. Tekfor manufactures high-performance components, modules and fasteners, including traditional powertrain and driveline components (for both internal combustion and hybrid applications), and e-mobility components. Our acquisition of Tekfor has contributed to diversifying our geographic and customer sales mix, while also increasing our electrification product portfolio.

The acquisition of Tekfor was accounted for under the acquisition method under Accounting Standards Codification (ASC) 805 - Business Combinations with the purchase price allocated to the identifiable assets and liabilities of the acquired company based on the respective fair values of the assets and liabilities.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The gain on bargain purchase of business was primarily the result of macroeconomic factors at the time of acquisition such as the supply chain disruptions that impacted the automotive industry, including the conflict between Russia and Ukraine, the semiconductor supply shortage, and increasing input costs, including materials, freight and utilities.

We finalized the valuation of the assets and liabilities of Tekfor in the first quarter of 2023 as we concluded the customary post-closing reviews associated with the acquisition. There were no adjustments to the purchase price allocation in the year ended December 31, 2023.

Included in net sales and net income for the period from the acquisition effective date on June 1, 2022 through December 31, 2022 was $204.0 million and a net loss of $5.1 million, respectively, attributable to Tekfor. The 2022 net loss attributable to Tekfor included a one-time expense of approximately $4.0 million, net of tax, for the step-up of inventory to fair value.

Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for AAM, on a combined basis with Tekfor for the years ended December 31, 2022 and December 31, 2021, were $5.95 billion and $5.50 billion, respectively, excluding Tekfor sales to AAM during those periods. Unaudited pro forma net income amounts for the years ended December 31, 2022 and December 31, 2021 were approximately $55 million and $15 million, respectively. Unaudited pro forma earnings per share amounts for the year ended December 31, 2022 and December 31, 2021 were $0.46 per share and $0.13 per share, respectively. Unaudited pro forma net income for the year ended December 31, 2021 includes a one-time gain of approximately $15 million associated with a Tekfor entity as a result of a favorable tax ruling in a non-U.S. jurisdiction.

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

Pending Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited for a sales price of $65 million, subject to certain customary adjustments at closing. The sale is expected to close in the first half of 2025, subject to customary closing conditions, including the receipt of regulatory approvals.

As such, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale, resulting in $58.1 million of assets and $24.4 million of liabilities classified as held-for-sale in our Consolidated Balance Sheet as of December 31, 2024. These amounts are classified entirely as current as we expect to complete the sale in the first half of 2025. Upon reclassification to held-for-sale in 2024, we recorded an impairment charge of $12.0 million to reduce the carrying value of this business to fair value less cost to sell. This impairment charge was primarily driven by approximately $30 million of accumulated currency translation adjustments that were included in the calculation of the carrying value of this business.

The sale of AAM India Manufacturing Corporation Pvt., Ltd. did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results. As such, no reclassification of the assets and liabilities as held-for-sale was required in our Consolidated Balance Sheet as of December 31, 2023.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the year ended December 31, 2024 and the year ended December 31, 2023:

Consolidated
(in millions)
Balance as of January 1, 2023	$181.6
Foreign currency translation	0.5
Balance as of December 31, 2023	$182.1
Reclassification to Assets held-for-sale	(8.3)
Foreign currency translation	(1.8)
Balance as of December 31, 2024	$172.0

We conduct our annual goodwill impairment test in the fourth quarter of each year, as well as whenever adverse events or changes in circumstances indicate a possible impairment. In performing this test, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. Fair value of each reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate discount and long-term growth rates. This fair value determination is categorized as Level 3 within the fair value hierarchy. We completed our annual goodwill impairment test for our Driveline reporting unit in the fourth quarter of 2024 and no impairment was identified.

At December 31, 2024, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

In October 2024, we entered into a definitive agreement to sell AAM India Manufacturing Corporation Pvt., Ltd. As a result, we have $8.3 million of goodwill associated with this business classified as held-for-sale in our Consolidated Balance Sheet as of December 31, 2024. See Note 2 - Acquisitions and Dispositions for additional detail on this disposition.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization, as of December 31, 2024 and December 31, 2023:

	December 31,			December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$60.9	$(52.6)	$8.3	$54.2	$(49.2)	$5.0
Customer platforms	856.2	(491.6)	364.6	856.2	(428.2)	428.0
Customer relationships	53.0	(26.5)	26.5	53.0	(23.1)	29.9
Technology and other	153.8	(96.5)	57.3	154.3	(84.4)	69.9
Total	$1,123.9	$(667.2)	$456.7	$1,117.7	$(584.9)	$532.8

Amortization expense for our intangible assets was $82.9 million for the year ended December 31, 2024, $85.6 million for the year ended December 31, 2023, and $85.7 million for the year ended December 31, 2022. Estimated amortization expense for the years 2025 through 2029 is expected to be approximately $80 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. LONG-TERM DEBT

Long-term debt, net consists of the following:

	December 31,
	2024	2023
	(in millions)
Revolving credit facility	$—	$—
Term Loan A Facility	484.3	484.3
Term Loan B Facility	648.0	648.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
6.25% Notes due 2026	—	127.6
5.00% Notes due 2029	600.0	600.0
Non-U.S. credit facilities	27.6	51.8
Total debt	2,659.9	2,811.7
Less: Current portion of long-term debt	47.9	17.0
Long-term debt	2,612.0	2,794.7
Less: Debt issuance costs	35.1	42.8
Long-term debt, net	$2,576.9	$2,751.9

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

On May 16, 2024, Holdings and AAM, Inc. entered into a refinancing facility agreement (the Refinancing Facility Agreement), that established a new Term Loan B Facility of $648.0 million (the New Term Loan B Facility) and amended the Amended and Restated Credit Agreement to, among other things, update the applicable interest rate on the New Term Loan B Facility. The proceeds from the New Term Loan B Facility, together with $2.2 million cash on hand, were used to a) prepay the entire principal amount of the then-outstanding Term Loan B Facility, b) pay all accrued and unpaid interest due under the then-outstanding Term Loan B Facility and c) pay fees, costs and expenses payable in connection with the refinancing of the Term Loan B Facility. The New Term Loan B Facility will mature on December 13, 2029 (TLB Maturity), subject to a springing maturity that will apply if on any date prior to the TLB Maturity any of AAM's senior notes exceed $250 million outstanding within 91 days of the maturity date of such senior notes. In connection with the Refinancing Facility Agreement, we paid $1.7 million of debt issuance costs and paid accrued interest of $0.5 million relating to the Term Loan B Facility. The terms of the Term Loan A Facility and the Revolving Credit Facility under the Amended and Restated Credit Agreement, including their respective interest rates and maturity dates in the first quarter of 2027, remain unchanged.

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

At December 31, 2024, we had $892.2 million available under the Revolving Credit Facility. This availability reflects a reduction of $32.8 million primarily for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

In 2023, we made voluntary prepayments totaling $26.0 million on our Term Loan A Facility and $20.2 million on our Term Loan B Facility. As a result, we expensed approximately $1.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

In 2022, prior to amending the Amended and Restated Credit Agreement in the fourth quarter, we made voluntary prepayments totaling $100.0 million on our then-outstanding Term Loan B Facility. As a result, we expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of this borrowing.

The Senior Secured Credit Facilities provide back-up liquidity for our non-U.S. credit facilities. We intend to use the availability of long-term financing under the Senior Secured Credit Facilities to refinance any current maturities related to such debt agreements that are not otherwise refinanced on a long-term basis in their local markets, except where otherwise reclassified to Current portion of long-term debt on our Consolidated Balance Sheet.

REDEMPTION OF 6.25% NOTES DUE 2026 During the year ended December 31, 2024, we voluntarily redeemed and repurchased the remaining portion of our 6.25% Notes due 2026. This resulted in principal payments totaling $127.6 million and $2.2 million in accrued interest. We also expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

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

In the first quarter of 2022, we also voluntarily redeemed a portion of our 6.25% Notes due 2026. This resulted in a principal payment of $220.0 million and $0.2 million in accrued interest. We also expensed approximately $1.8 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing and approximately $3.4 million for the payment of an early redemption premium.

NON-U.S. CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. These credit facilities, some of which are guaranteed by Holdings and/or AAM, Inc., expire at various dates through September 2028. At December 31, 2024, $27.6 million was outstanding under our non-U.S. credit facilities and an additional $78.2 million was available. At December 31, 2023, $51.8 million was outstanding under these facilities and an additional $84.7 million was available.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FINANCING RELATED TO THE PENDING COMBINATION WITH DOWLAIS In connection with the Business Combination, Holdings and AAM, Inc., entered into a credit agreement (the Backstop Credit Agreement) pursuant to which, subject to the terms and conditions set forth therein, the lenders party thereto agreed to provide AAM, Inc. with: (i) $484.25 million in Tranche A Term Loans; (ii) $1,491.0 million in Tranche B Term Loans; and (iii) $1,250.0 million in revolving loans. Additionally, and in connection with the Business Combination, on January 29, 2025, Holdings and AAM, Inc. entered into: (i) a First Lien Bridge Credit Agreement pursuant to which the lenders party thereto have agreed to provide AAM, Inc. with a $843.0 million interim loan facility (the First Lien Bridge Facility); and (ii) a Second Lien Bridge Credit Agreement pursuant to which the lenders party thereto have agreed to provide AAM, Inc. with a $500.0 million interim loan facility (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). The proceeds of the commitments provided under the Backstop Credit Agreement and Bridge Facilities, or of other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities, will be used, among other things, to finance the cash consideration payable to Dowlais shareholders pursuant to the Business Combination and expenses payable in connection with the Business Combination (including debt refinancing costs) and to refinance borrowings under the Amended and Restated Credit Agreement in full.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2025	$52.0
2026	62.3
2027	900.0
2028	411.2
2029	1,234.4
Thereafter	—
Total	$2,659.9

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $186.0 million in 2024, $201.7 million in 2023 and $174.5 million in 2022.

We capitalized interest of $10.7 million in 2024, $8.0 million in 2023 and $6.6 million in 2022. The weighted-average interest rate of our long-term debt outstanding at December 31, 2024 was 6.5%, as compared to 7.1% and 6.6% at December 31, 2023 and December 31, 2022, respectively.

Interest income was $28.1 million in 2024, $26.2 million in 2023 and $17.0 million in 2022. Interest income primarily includes interest earned on cash and cash equivalents and the deferred payment obligation associated with the sale of our former Casting segment.

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

CURRENCY DERIVATIVE CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of December 31, 2024 and December 31, 2023, we had currency forward contracts outstanding with a total notional amount of $228.1 million and $206.9 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the third quarter of 2027 and the purchase of certain direct and indirect inventory and other working capital items into the fourth quarter of 2025.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract with a notional value of £571.0 million to fix the U.S. dollar equivalent associated with the cash consideration that is expected to be payable to the Dowlais shareholders upon closing of the Business Combination. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in foreign exchange gains and losses in Other income (expense), net in our Consolidated Statement of Operations.

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

In the second quarter of 2024, we discontinued our existing €200.0 million fixed-to-fixed cross-currency swap that was designated as a cash flow hedge and entered into a new fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $181.2 million. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027.

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

Also in the third quarter of 2023, we entered into new variable-to-fixed interest rate swaps to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2024, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the reclassification of pre-tax derivative gains and losses into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow and fair value hedges under ASC 815 - Derivatives and Hedging:

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Gain (Loss) Reclassified During the Twelve Months Ended December 31,			Total of Financial Statement Line Item	Gain (Loss) Expected to be Reclassified During the Next 12 Months
		2024	2023	2022	2024
		(in millions)
Currency forward contracts	Cost of Goods Sold	$11.9	$19.9	$6.5	$5,383.5	$(13.7)
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	13.2	(6.6)	13.7	(20.0)	—
Variable-to-fixed interest rate swap	Interest Expense	2.5	3.6	2.7	(186.0)	4.1

See Note 7 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for amounts recognized in Accumulated other comprehensive income (loss) during the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

The following table summarizes the amount and location of gains and losses recognized in the Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location of Gain (Loss) Recognized in Net Income (Loss)	Gain (Loss) Recognized During the Twelve Months Ended December 31,			Total of Financial Statement Line Item
		2024	2023	2022	2024
		(in millions)
Currency forward contracts	Other Income (Expense), Net	$(5.0)	$4.7	$2.5	$(20.0)

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to General Motors Company (GM) were approximately 42% of our consolidated net sales in 2024, 39% in 2023, and 40% in 2022. Accounts and other receivables due from GM were $334.2 million at year-end 2024 and $305.7 million at year-end 2023. Sales to Stellantis N.V. (Stellantis), were approximately 13% of our consolidated net sales in 2024, 16% in 2023 and 18% in 2022. Accounts and other receivables due from Stellantis were $97.2 million at year-end 2024 and $108.1 million at year-end 2023. Sales to Ford Motor Company (Ford) were approximately 13% of our consolidated net sales in 2024 and 12% in 2023 and 2022. Accounts and other receivables due from Ford were $95.5 million at year-end 2024 and $118.1 million at year end 2023. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $120.4 million as of December 31, 2024 and $120.0 million as of December 31, 2023. See Note 8 - Employee Benefit Plans for more detail on this cost sharing asset.

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

FINANCIAL INSTRUMENTS  The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	Fair Value
	December 31, 2024	December 31, 2023	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$257.3	$328.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	1.2	15.9	Level 2
Nondesignated - currency forward contracts	—	0.8	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	—	5.4	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	0.9	—	Level 2
Investment in equity securities	—	0.8	Level 1
Accrued expenses and other
Cash flow hedges - currency forward contracts	14.9	—	Level 2
Cash flow hedges - fixed-to-fixed cross-currency swap	—	9.4	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	2.2	5.0	Level 2
Nondesignated - currency forward contracts	1.6	—	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	7.3	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	5.0	16.5	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the non-U.S. credit facilities approximate their fair value due to the frequent resetting of the interest rates.

We had previously invested in the equity securities of REE Automotive, which were measured at fair value each reporting period, with changes in fair value reported as a gain or loss within Other income (expense), net in our Consolidated Statements of Operations. During 2024, we sold all of our remaining equity securities of REE Automotive.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 We estimated the fair value of the amounts outstanding on our debt, using available market information and other observable data, to be as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	484.3	486.1	484.3	483.6	Level 2
Term Loan B Facility	648.0	652.9	648.0	649.6	Level 2
6.875% Notes due 2028	400.0	395.0	400.0	387.0	Level 2
6.50% Notes due 2027	500.0	493.5	500.0	501.9	Level 2
6.25% Notes due 2026	—	—	127.6	126.3	Level 2
5.00% Notes due 2029	600.0	544.5	600.0	529.5	Level 2

Investments in our defined benefit pension plans are stated at fair value. See Note 8 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at January 1, 2022	$(241.9)		$(111.3)	$(11.6)		$(364.8)

Other comprehensive income (loss) before reclassifications	119.5		(38.4)	62.2		143.3
Income tax effect of other comprehensive income (loss) before reclassifications	(30.2)		—	(9.9)		(40.1)
Amounts reclassified from accumulated other comprehensive loss into net income	7.3	(a)	—	(22.9)	(b)	(15.6)
Income taxes reclassified into net income	(1.6)		—	3.4		1.8

Net current period other comprehensive income (loss)	95.0		(38.4)	32.8		89.4

Balance at December 31, 2022	$(146.9)		$(149.7)	$21.2		$(275.4)

Other comprehensive income before reclassifications	5.5		7.4	18.5		31.4
Income tax effect of other comprehensive income before reclassifications	(1.8)		—	2.4		0.6
Amounts reclassified from accumulated other comprehensive income (loss) into net loss	(3.5)	(a)	—	(16.9)	(b)	(20.4)
Income taxes reclassified into net loss	1.4		—	(0.5)		0.9

Net current period other comprehensive income	1.6		7.4	3.5		12.5

Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

Other comprehensive loss before reclassifications	(11.2)		(44.7)	(9.5)		(65.4)
Income tax effect of other comprehensive loss before reclassifications	1.9		—	2.0		3.9
Amounts reclassified from accumulated other comprehensive income (loss) into net income	(3.5)	(a)	—	(27.6)	(b)	(31.1)
Income taxes reclassified into net income	0.9		—	2.4		3.3

Net current period other comprehensive loss	(11.9)		(44.7)	(32.7)		(89.3)

Balance at December 31, 2024	$(157.2)		$(187.0)	$(8.0)		$(352.2)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the year ended December 31, 2024, the year ended December 31, 2023 and the year ended December 31, 2022.

(b)
The amounts reclassified from AOCI included $(11.9) million in Cost of goods sold (COGS), $(2.5) million in interest expense and $(13.2) million in other income (expense), net for the year ended December 31, 2024, $(19.9) million in COGS, $(3.6) million in interest expense and $6.6 million in other income (expense), net for the year ended December 31, 2023 and $(6.5) million in COGS, $(2.7) million in interest expense and $(13.7) million in other income (expense), net for the year ended December 31, 2022.

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

Actuarial valuations of our benefit plans were made as of December 31, 2024 and 2023. The primary weighted-average assumptions used in the year-end valuation of our principal plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The discount rates for the non-U.S. plans are based on hypothetical yield curves developed from corporate bond yield information within each regional market. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2024		2023		2022		2024	2023	2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.65%	4.95%	5.15%	4.50%	5.50%	4.40%	5.70%	5.15%	5.50%
Expected return on plan assets	6.75%	5.80%	6.75%	4.90%	6.75%	4.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.30%	N/A	3.30%	N/A	3.25%	4.00%	4.00%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $459.3 million and $486.9 million at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the accumulated benefit obligation for our underfunded defined benefit pension plans was $383.5 million, the projected benefit obligation was $383.5 million and the fair value of assets for these plans was $298.2 million.

Certain eligible retirees under our OPEB plans have past service with both AAM and GM. AAM and GM share proportionally in the cost of OPEB for these retirees based on the length of service an employee had with AAM and GM. We have included in our OPEB obligation the amounts expected to be received from GM pursuant to this agreement of $120.4 million and $120.0 million at December 31, 2024 and December 31, 2023, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $8.7 million that is classified as a current asset and $111.7 million that is classified as a noncurrent asset as of December 31, 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$486.9	$482.4	$287.8	$329.6
Service cost	1.0	1.1	0.2	0.2
Interest cost	23.2	24.4	8.4	10.1
Plan amendments	—	(0.6)	(1.9)	—
Actuarial loss (gain)	(12.6)	6.7	(0.9)	(21.4)
Change in GM portion of OPEB obligation	—	—	0.4	(18.2)
Participant contributions	0.1	0.2	—	—
Curtailments	—	(0.5)	—	—
Settlements	—	(6.1)	—	—
Benefit payments	(35.5)	(27.5)	(8.7)	(12.5)
Currency fluctuations	(3.8)	6.8	—	—
Net change	(27.6)	4.5	(2.5)	(41.8)
Benefit obligation at end of year	$459.3	$486.9	$285.3	$287.8

Change in plan assets
Fair value of plan assets at beginning of year	$408.1	$406.9	$—	$—
Actual return on plan assets	1.9	19.0	—	—
Employer contributions	4.5	9.2	8.7	12.5
Participant contributions	0.1	0.2	—	—
Benefit payments	(35.5)	(27.5)	(8.7)	(12.5)
Settlements	—	(6.1)	—	—
Currency fluctuations	(2.6)	6.4	—	—
Net change	(31.6)	1.2	—	—
Fair value of plan assets at end of year	$376.5	$408.1	$—	$—

Amounts recognized in our Consolidated Balance Sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Noncurrent assets	$2.5	$1.7	$—	$—
Current liabilities	(7.0)	(5.8)	(20.0)	(18.9)
Noncurrent liabilities	(78.3)	(74.7)	(265.3)	(268.9)
Net liability	$(82.8)	$(78.8)	$(285.3)	$(287.8)

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pre-tax amounts recorded in accumulated other comprehensive income (loss) (AOCI), not yet recognized in net periodic benefit cost (credit) as of December 31, 2024 and 2023, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Net actuarial gain (loss)	$(219.5)	$(212.2)	$136.9	$146.0
Net prior service credit	0.3	0.3	2.2	0.7
Total amounts recorded	$(219.2)	$(211.9)	$139.1	$146.7

The increase in net actuarial loss for pension benefits was primarily attributable to the impact of the actual return on pension assets in 2024 as compared to our assumption for expected return on pension assets, partially offset by increased discount rates used in the valuation at December 31, 2024, as compared to prior year, and the impact of amortization of prior actuarial losses. The decrease in net actuarial gain for OPEB benefits was primarily attributable to amortization of prior actuarial gains.

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
	(in millions)
Service cost	$1.0	$1.1	$1.7	$0.2	$0.2	$0.3
Interest cost	23.2	24.4	16.5	8.4	10.1	8.4
Expected asset return	(28.7)	(29.3)	(31.0)	—	—	—
Amortized actuarial loss (gain)	6.9	4.1	7.6	(10.0)	(8.5)	0.5
Amortized prior service cost (credit)	—	0.1	0.1	(0.5)	(0.5)	(0.9)
Curtailment charge	—	1.2	—	—	—	—
Settlement charge	—	0.1	—	—	—	—
Net periodic benefit cost (credit)	$2.4	$1.7	$(5.1)	$(1.9)	$1.3	$8.3

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

For measurement purposes, a weighted-average annual increase in the per-capita cost of covered health care benefits of 6.80% was assumed for 2025. The rate was assumed to decrease gradually to 5.00% by 2034 and to remain at that level thereafter.

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $54.1 million in 2025; $55.0 million in 2026; $51.2 million in 2027; $51.2 million in 2028; $54.2 million in 2029 and $235.6 million for 2030 through 2034. These amounts were estimated using the same assumptions that were used to measure our 2024 year-end pension and OPEB obligations and include an estimate of future employee service.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contributions We contributed $1.7 million to our pension trusts in 2024. Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2025 to be approximately $1.1 million. We expect our cash payments, net of GM cost sharing, for OPEB to be approximately $11.6 million in 2025.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2024 and 2023 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			Non-U.S.
			Target			Target
	2024	2023	Allocation	2024	2023	Allocation
Equity securities	25.8%	23.8%	25% - 35%	15.1%	17.8%	15% - 25%
Fixed income securities	67.3	69.3	60% - 70%	62.2	61.7	60% - 70%
Alternative assets	5.7	5.6	0% - 10%	18.1	15.4	5% - 15%
Cash	1.2	1.3	0% - 5%	4.6	5.1	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

December 31, 2024
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$7.4	$0.6	$—	$8.0
Equity
U.S. Large Cap	28.8	1.3	—	30.1
U.S. Small/Mid Cap	22.4	—	—	22.4
World Equity	32.7	0.7	—	33.4
Fixed Income Securities
Government & Agencies	48.2	30.6	—	78.8
Corporate Bonds - Investment Grade	146.7	0.4	—	147.1
Corporate Bonds - Non-investment Grade	9.5	0.1	—	9.6
Emerging Market Debt	7.8	0.2	—	8.0
Other	1.8	2.7	—	4.5
Other
Property Funds (a)	—	—	—	20.9
Other (a)	—	—	—	13.7
Total Plan Assets	$305.3	$36.6	$—	$376.5

December 31, 2023
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$8.5	$1.3	$—	$9.8
Equity
U.S. Large Cap	37.2	2.2	—	39.4
U.S. Small/Mid Cap	11.5	—	—	11.5
World Equity	36.2	3.0	—	39.2
Fixed Income Securities
Government & Agencies	60.3	37.6	—	97.9
Corporate Bonds - Investment Grade	150.2	0.9	—	151.1
Corporate Bonds - Non-investment Grade	10.3	0.4	—	10.7
Emerging Market Debt	10.6	—	—	10.6
Other	2.5	1.0	—	3.5
Other
Property Funds (a)	—	—	—	22.6
Other (a)	—	—	—	11.8
Total Plan Assets	$327.3	$46.4	$—	$408.1
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DEFINED CONTRIBUTION PLANS Most of our salaried and hourly U.S. associates, including certain UAW represented associates at our U.S. locations, are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $9.6 million in 2024, $9.4 million in 2023 and $8.6 million in 2022. Certain U.S. associates are eligible annually to receive an additional AAM Retirement Contribution (ARC) benefit between 3% to 5% of eligible salary, depending on years of service. We made ARC contributions of $10.3 million, $9.9 million and $9.0 million in 2024, 2023 and 2022, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION AND OTHER INCENTIVE COMPENSATION

STOCK-BASED COMPENSATION

At December 31, 2024, we had stock-based awards outstanding under stock compensation plans approved by our stockholders. Under these plans, shares have been authorized for issuance to our directors, officers and certain other associates in the form of unvested restricted stock units, performance shares or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2024 were 3.3 million. The current stock plan will expire in May 2028.

RESTRICTED STOCK UNITS We have awarded restricted stock units (RSUs). Compensation expense associated with RSUs is recorded to paid-in-capital ratably over the three-year vesting period.

The following table summarizes activity relating to our RSUs:

		Weighted-Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2022	4.4	$8.43
Granted	1.4	8.98
Vested	(0.8)	14.73
Canceled	(0.1)	6.47
Outstanding at December 31, 2022	4.9	$7.66
Granted	1.3	8.36
Vested	(2.6)	5.62
Canceled	(0.2)	9.53
Outstanding at December 31, 2023	3.4	$9.34
Granted	1.6	6.83
Vested	(0.5)	10.15
Canceled	(0.1)	8.29
Outstanding at December 31, 2024	4.4	$8.38

As of December 31, 2024, unrecognized compensation cost related to unvested RSUs totaled $11.1 million. The weighted-average period over which this cost is expected to be recognized is approximately two years. In 2024 and 2023, the total fair market value of RSUs vested was $3.6 million and $23.2 million, respectively.

PERFORMANCE SHARES As of December 31, 2024, we have performance shares (PS) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. We grant performance shares payable in stock to officers and certain other associates which vest over a three-year performance period.

In 2024, 2023 and 2022, grants to officers were based on AAM's free cash flow in each of the three years of the performance period, as well as the cumulative free cash flow over the same period, adjusted based on a total shareholder return (TSR) measure. The TSR metric compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Additionally, during 2024, 2023 and 2022 grants to certain other associates were based on AAM's three-year cumulative free cash flow. Based on these free cash flow and relative TSR performance metrics, the number of performance shares that become exercisable for officers will be between 0% and 230% of the grant date amount and for other associates between 0% and 150% of the grant date amount. Share price appreciation and dividends paid are measured over the performance period to determine TSR. As these awards are settled in stock, the compensation expense is recorded ratably over the vesting period to paid-in-capital.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes activity relating to our performance shares:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
Free Cash Flow Awards	(in millions, except per share data)
Outstanding at January 1, 2022	1.2	$6.96
Granted	0.5	9.83
Vested	—	—
Canceled	(0.1)	9.26
Outstanding at December 31, 2022	1.6	$7.81
Granted	0.6	9.19
Vested	(0.9)	5.93
Canceled	(0.1)	10.20
Outstanding at December 31, 2023	1.2	$9.80
Granted	0.8	7.01
Vested	(0.2)	11.15
Canceled	—	8.11
Outstanding at December 31, 2024	1.8	$8.34

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

Based on the current fair value, the estimated unrecognized compensation cost related to unvested PS totaled $6.3 million, as of December 31, 2024. The weighted-average period over which this cost is expected to be recognized is approximately two years.

OTHER INCENTIVE COMPENSATION

LONG-TERM CASH AWARDS As of December 31, 2024, we have long-term cash awards (LTCAs) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. The $5.7 million, $5.2 million and $4.6 million of LTCAs granted during 2024, 2023 and 2022 respectively, are payable in cash to certain associates which vest over a three-year period. Compensation expense associated with LTCAs paid in cash is recorded ratably over the three-year vesting period. As of December 31, 2024, unrecognized compensation cost related to unvested LTCAs totaled $5.6 million. The weighted-average period over which this cost is expected to be recognized is approximately two years.

PERFORMANCE UNITS As of December 31, 2024, we have performance units (PUs) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. We grant PUs payable in cash to officers and certain other associates which vest over a three-year performance period and are based primarily on AAM's three-year cumulative free cash flow. The $13.6 million, $12.8 million and $11.1 million of PUs granted during 2024, 2023 and 2022, respectively, are payable for officers between 0% and 230% of the grant date amount, inclusive of the potential impact of the TSR metric, and for other associates between 0% and 150% of the grant date amount, using our cumulative free cash flow performance metric. Based on the current fair value, the estimated unrecognized compensation cost related to unvested PUs totaled $13.9 million, as of December 31, 2024. The weighted-average period over which this cost is expected to be recognized is approximately two years.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $174.9 million at December 31, 2024 and $137.8 million at December 31, 2023. Of the approximately $174.9 million of purchase commitments at December 31, 2024, $157.4 million is expected to be paid in 2025 and $17.5 million is expected to be paid in 2026 and thereafter.

LEGAL PROCEEDINGS We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, at this time we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our results of operations, financial condition, or cash flows.

We file U.S. federal, state and local income tax returns, as well as non-U.S. income tax returns in jurisdictions throughout the world. We are also subject to examinations of these tax returns by the relevant tax authorities. Negative or unexpected outcomes of these examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 13 - Income Taxes for additional discussion regarding examinations and audits of our tax returns and pending litigation.

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2024, 2023 and 2022.
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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During 2024 and 2023, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2024	2023
	(in millions)
Beginning balance	$66.3	$54.1
Accruals	16.6	26.4
Settlements	(20.0)	(11.4)
Adjustments to prior period accruals	(1.3)	(3.1)
Foreign currency translation	(1.0)	0.3
Ending balance	$60.6	$66.3

In 2023, we recorded $7 million of expense related to a field action with one of our largest customers for a die cast component included in transmission assemblies. We reached agreement on this field action with our customer in the fourth quarter of 2023 and paid this amount in 2024.

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

Our contracts with customers, which are comprised of purchase orders and delivery releases issued by our customers, generally state the terms of the sale, including the quantity and price of each product purchased. Trade accounts receivable from our customers are generally due approximately 50 days from the date our customers receive our product. Our contracts typically do not contain variable consideration as the contracts include stated prices. We provide our customers with assurance type warranties, which are not separate performance obligations and are outside the scope of ASC 606. Refer to Note 10 - Commitments and Contingencies for further information on our product warranties.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the years ended December 31, 2024, 2023 and 2022. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Twelve Months Ended December 31, 2024
	Driveline	Metal Forming	Total
	(in millions)
North America	$3,136.7	$1,308.1	$4,444.8
Asia	589.3	22.5	611.8
Europe	442.1	454.7	896.8
South America	83.8	87.7	171.5
Total	$4,251.9	$1,873.0	$6,124.9

	Twelve Months Ended December 31, 2023
	Driveline	Metal Forming	Total
North America	$3,133.8	$1,303.2	$4,437.0
Asia	506.4	38.3	544.7
Europe	441.2	472.2	913.4
South America	95.1	89.3	184.4
Total	$4,176.5	$1,903.0	$6,079.5

	Twelve Months Ended December 31, 2022
	Driveline	Metal Forming	Total
North America	$3,139.8	$1,301.4	$4,441.2
Asia	449.8	43.5	493.3
Europe	391.6	338.9	730.5
South America	82.3	55.1	137.4
Total	$4,063.5	$1,738.9	$5,802.4

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2023	$818.5	$16.6	$70.4
December 31, 2024	709.1	14.2	37.0
Increase/(decrease)	$(109.4)	$(2.4)	$(33.4)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have future performance obligations to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the twelve months ended December 31, 2024 and December 31, 2023 we amortized $18.7 million and $30.2 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

In 2024, we were notified by a customer that AAM was no longer obligated to provide product for a vehicle program that was expected to launch in the future. Prior to this notification, we had capitalized $19.8 million of engineering, design and development (ED&D) costs into Other assets and deferred charges and had also recorded $19.8 million of ED&D reimbursements in Deferred revenue in our Consolidated Balance Sheet. As a result of this customer notification in the third quarter of 2024, we removed these balances thereby reducing both Other assets and deferred charges and Deferred revenue by $19.8 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2022, we completed our acquisition of Tekfor and in 2023 we initiated certain restructuring actions associated with the acquired entities. We expect to incur restructuring costs associated with the acquired entities into 2025. In the first quarter of 2024, we initiated a global restructuring program (the 2024 Program) focused on optimizing our cost structure. We expect to incur costs under the 2024 Program into 2028.
A summary of our restructuring activity for the years 2024, 2023 and 2022 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at January 1, 2022	$0.7	$2.7	$3.4
Charges	3.5	18.2	21.7
Cash utilization	(1.8)	(19.5)	(21.3)
Accrual at December 31, 2022	2.4	1.4	3.8
Charges	7.2	11.1	18.3
Cash utilization	(6.6)	(10.8)	(17.4)
Accrual at December 31, 2023	3.0	1.7	4.7
Charges	6.5	3.5	10.0
Cash utilization	(8.7)	(3.2)	(11.9)
Accrual at December 31, 2024	$0.8	$2.0	$2.8
As part of our restructuring actions during 2024, we incurred total severance charges of approximately $6.5 million, as well as implementation costs, consisting primarily of plant exit costs, of approximately $3.5 million. In 2024, we incurred $0.5 million of costs related to restructuring actions associated with Tekfor and $9.5 million of restructuring costs under the 2024 Program. We have incurred $2.6 million of total costs related to restructuring actions associated with Tekfor. Approximately $4.6 million of our total restructuring costs in 2024 related to our Driveline segment and these costs were primarily associated with the closure of our Glasgow Manufacturing Facility in the United Kingdom, which is part of the 2024 Program. Approximately $1.9 million of our total restructuring costs in 2024 related to our Metal Forming segment, while the remainder were corporate costs.
In 2023, we incurred severance charges of approximately $7.2 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $11.1 million. Approximately $4.9 million and $11.3 million of our total restructuring costs in 2023 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
In 2022, we incurred severance charges of approximately $3.5 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $18.2 million. Approximately $1.6 million and $14.3 million of our total restructuring costs in 2022 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
We expect to incur approximately $20 million to $30 million of total restructuring charges in 2025 associated with the 2024 Program and our continued restructuring actions associated with Tekfor.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2024, we incurred acquisition-related costs associated with our pending combination with Dowlais and integration costs associated with our acquisition of Tekfor. Additionally, in 2023 we incurred integration costs associated with our acquisition of Tekfor. In 2022, we incurred acquisition and integration costs associated with Tekfor, and we also incurred integration costs associated with our 2021 acquisition of a manufacturing facility in Emporium, Pennsylvania. The following table represents a summary of charges incurred in 2024, 2023 and 2022 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
2024 Charges	$5.7	$2.3	$8.0
2023 Charges	—	6.9	6.9
2022 Charges	6.0	2.5	8.5
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities.
Total restructuring charges and acquisition-related charges of $18.0 million, $25.2 million and $30.2 million are shown on a separate line item titled "Restructuring and acquisition-related costs" in our Consolidated Statements of Operations for 2024, 2023 and 2022, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. INCOME TAXES

The components of income (loss) before income taxes are as follows:

	2024	2023	2022
	(in millions)
U.S. loss	$(54.7)	$(212.5)	$(57.0)
Non-U.S. income	117.5	188.0	123.3
Total income (loss) before income taxes	$62.8	$(24.5)	$66.3

The following is a summary of the components of our provision for income taxes:

	2024	2023	2022
	(in millions)
Current
Federal	$10.3	$8.5	$11.7
State and local	0.9	0.9	1.3
Non-U.S.	56.7	38.0	21.8
Total current	$67.9	$47.4	$34.8

Deferred
Federal	$(31.2)	$(38.5)	$(23.2)
State and local	—	(0.5)	0.1
Non-U.S.	(8.9)	0.7	(9.7)
Total deferred	$(40.1)	$(38.3)	$(32.8)
Total income tax expense	$27.8	$9.1	$2.0

The following is a reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 21% in 2024, 2023 and 2022 to our provision for income taxes:

	2024	2023	2022
	(in millions)
Federal statutory	$13.2	$(5.1)	$13.9
Non-U.S. income taxes	2.4	(14.9)	(14.7)
Change in enacted tax rate	—	0.2	—
State and local	(0.8)	(7.5)	2.4
Tax credits	(29.3)	(14.2)	(9.6)
Valuation allowance	20.9	45.0	9.5
Withholding taxes	5.6	7.3	4.4
U.S. tax on unremitted non-U.S. earnings	0.9	0.5	1.6
Global intangible low-taxed income (GILTI)	6.0	15.3	6.4
Foreign derived intangible income deduction	—	(0.1)	(13.9)
Uncertain tax positions	0.8	1.3	3.8
Return to provision adjustments	(8.0)	2.0	(5.6)
Permanent adjustments	10.1	3.3	7.7
Income from branch subsidiaries	9.1	—	—
Reorganization and restructuring actions	(2.3)	(26.1)	—
Other	(0.8)	2.1	(3.9)
Effective income tax expense	$27.8	$9.1	$2.0

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to tax expense related to global intangible low-taxed income, as well as the impact of certain non-U.S. tax rates and non-U.S. withholding tax, partially offset by the impact of tax credits. Additionally, during the year ended December 31, 2024, we recognized an income tax benefit of $7.9 million as a result of elections made as part of our 2023 income tax return.

In 2023, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of approximately $36.1 million attributable to both increased valuation allowances on disallowed interest expense in the United States, as well as net income tax expense resulting from various changes in determinations related to the potential realization of deferred tax assets and the resulting establishment of, and release of, valuation allowances in certain non-U.S. jurisdictions. These income tax expenses were partially offset by a net income tax benefit of approximately $26.1 million resulting from various internal reorganization and restructuring actions during the year, which in turn was partially offset by the associated impact on our foreign derived intangible income and disallowed interest deductions in the U.S., as well as the impact of favorable non-U.S. tax rates and tax credits.

In 2022, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of recognizing a net income tax benefit of approximately $7.5 million due to changes in our determination related to the potential realization of deferred tax assets and the resulting release of a valuation allowance in a non-U.S. jurisdiction, as well as the benefit from foreign derived intangible income deductions in the U.S. In addition, our effective tax rate varies from the U.S. federal statutory rate as a result of the $13.6 million gain on bargain purchase of Tekfor, which was not subject to income tax.

As of December 31, 2024, we have refundable income taxes of approximately $24.8 million, $10.5 million of which is classified as Prepaid expenses and other and $14.3 million classified as Other assets and deferred charges on our Consolidated Balance Sheet, as compared to approximately $20.0 million classified as Prepaid expenses and other and $11.8 million classified as Other assets and deferred charges as of December 31, 2023. We also have income taxes payable of approximately $19.0 million and $10.6 million classified as Accrued expenses and other on our Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

The approximate tax effect of each significant type of temporary difference and carryforward that results in a deferred tax asset or liability is as follows:

	December 31,
	2024	2023
	(in millions)
Deferred tax assets
Employee benefits	$111.5	$112.1
Inventory	36.9	39.3
Net operating loss (NOL) carryforwards	189.8	173.1
Tax credit carryforwards	31.2	36.6
Capital allowance carryforwards	12.3	12.9
Capitalized expenditures	103.6	86.1
Interest carryforward	81.5	87.0
Operating lease liabilities	27.3	27.5
Other	69.6	71.3
Valuation allowances	(288.8)	(267.1)
Deferred tax assets	$374.9	$378.8

Deferred tax liabilities
Other intangible assets	$(115.2)	$(127.4)
Fixed assets	(29.4)	(48.1)
Operating lease right-of-use assets	(26.9)	(27.1)
Other	(15.7)	(23.3)
Deferred tax liabilities	$(187.2)	$(225.9)

Deferred tax assets, net	$187.7	$152.9

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2024	2023
	(in millions)
U.S. federal and state deferred tax asset, net	$126.7	$88.2
Other non-U.S. deferred tax asset, net	61.0	64.7
Deferred tax asset, net	$187.7	$152.9
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

As of December 31, 2024 and December 31, 2023, we had deferred tax assets from domestic and non-U.S. net operating loss and tax credit carryforwards of $233.3 million and $222.6 million, respectively. Approximately $118.4 million of the deferred tax assets at December 31, 2024 relate to NOL and tax credits that can be carried forward indefinitely with the remainder expiring between 2025 and 2044.

Accounting guidance for income taxes requires a deferred tax liability to be established for the U.S. tax impact of undistributed earnings of non-U.S. subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. The undistributed earnings of our non-U.S. subsidiaries will generally not be taxed upon repatriation to the U.S. as these earnings will be treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a full dividends received deduction. We have provided deferred income taxes for the estimated non-U.S. income tax and applicable withholding taxes on earnings of subsidiaries expected to be distributed.

In accordance with the accounting guidance for income taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions. In determining the requirement for a valuation allowance, the historical results, projected future operating results based upon approved business plans, eligible carry forward periods, and tax planning opportunities are considered, along with other relevant positive and negative evidence. If, based upon available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. During 2022 and 2023, we recorded a full valuation allowance against the deferred tax asset established for the current year estimated increase in disallowed interest expense deductions in the U.S., resulting in an increase in tax expense of approximately $15.7 million and $31.0 million, respectively. During 2024, we recorded a decrease in the valuation allowance against the deferred tax asset related to previously disallowed interest expense deductions in the U.S., resulting in a decrease in tax expense of approximately $5.3 million.

Further, due to the uncertainty associated with the potential impact of geopolitical conflicts or events, as well as macroeconomic factors, including sustained or increased inflation, renegotiated trade agreements, and tariffs or import restrictions, we may experience lower than projected earnings in certain jurisdictions in future periods and, as a result, it is reasonably possible that changes in valuation allowances could be recognized in future periods and such changes could be material to our financial statements.
During 2024, 2023 and 2022, we recorded a net tax expense of $26.0 million, $8.9 million and $0.6 million, respectively, resulting from net losses in certain jurisdictions with no corresponding tax benefit due to increases in our valuation allowance. These income tax expenses were impacted in 2024, 2023 and 2022 by a net tax expense (benefit) of $(5.1) million, $36.1 million, and $8.9 million, respectively, resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting establishment of, or release of, valuation allowances, as well as the increase in valuation allowances related to the disallowed U.S. interest expense deductions.

As of December 31, 2024 and December 31, 2023, we have a valuation allowance of $288.8 million and $267.1 million, respectively, related to net deferred tax assets in several non-U.S. jurisdictions and U.S. federal, state and local jurisdictions.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2022	$21.2	$2.2
Increase in prior year tax positions	3.6	1.1
Decrease in prior year tax positions	(0.8)	—
Increase in current year tax positions	0.5	—
Tekfor acquisition	12.6	—
Foreign currency remeasurement adjustment	0.1	—
Balance at December 31, 2022	$37.2	$3.3
Increase in prior year tax positions	1.7	0.5
Decrease in prior year tax positions	(9.3)	(0.6)
Increase in current year tax positions	11.8	—
Settlement	(6.9)	(0.3)
Foreign currency remeasurement adjustment	0.7	—
Balance at December 31, 2023	$35.2	$2.9
Increase in prior year tax positions	0.2	0.3
Decrease in prior year tax positions	(7.7)	—
Increase in current year tax positions	4.6	—
Foreign currency remeasurement adjustment	(1.3)	—
Balance at December 31, 2024	$31.0	$3.2

At December 31, 2024 and December 31, 2023, we had $31.0 million and $35.2 million of gross unrecognized income tax benefits, respectively. In 2024 and 2023, we reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions.

In 2024, 2023, and 2022, we recognized a tax expense/(benefit) of $0.3 million, $(0.1) million and $1.1 million, respectively, related to interest and penalties in Income tax expense (benefit) on our Consolidated Statements of Operations. We have a liability of $3.2 million and $2.9 million related to the estimated future payment of interest and penalties at December 31, 2024 and 2023, respectively. The amount of the unrecognized income tax benefits, including interest and penalties, as of December 31, 2024 that, if recognized, would affect the effective tax rate is $34.2 million.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. We are currently under a U.S. federal income tax examination for years 2015 through 2022. Generally, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities prior to 2015. Based on the status of ongoing tax audits and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary.

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

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the years ended, December 31, 2024 and December 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by AAM to the IRS in 2023. As of December 31, 2024, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $315 million to $365 million.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	2024	2023	2022
	(in millions, except per share data)
Numerator
Net income (loss)	$35.0	$(33.6)	$64.3
Less: Net income attributable to participating securities	(1.2)	—	(2.7)
Net income (loss) attributable to common shareholders - Basic and Dilutive	$33.8	$(33.6)	$61.6

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	121.7	120.3	119.4
Less: Weighted-average participating securities	(4.2)	(3.7)	(4.9)
Weighted-average common shares outstanding	117.5	116.6	114.5

Effect of dilutive securities -
Dilutive stock-based compensation	0.2	—	1.0

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	117.7	116.6	115.5

Basic EPS	$0.29	$(0.29)	$0.54

Diluted EPS	$0.29	$(0.29)	$0.53

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

Lease cost consists of the following:

	Twelve Months Ended
	December 31,
	2024	2023	2022
	(in millions)
Finance lease cost
Amortization of right-of-use assets	$11.1	$12.3	$9.9
Interest on lease liabilities	4.6	5.1	4.7
Total finance lease cost	15.7	17.4	14.6

Operating lease cost	31.5	30.9	32.6
Short-term lease cost	1.4	2.1	1.4
Variable lease cost	4.6	5.8	5.6

Total lease cost	$53.2	$56.2	$54.2

For the year ended December 31, 2024, $31.8 million and $5.7 million were recorded to COGS and Selling, general and administrative expenses (SG&A), respectively, related to our operating leases, on our Consolidated Statements of Operations, as compared to $33.4 million and $5.4 million, respectively, for the year ended December 31, 2023 and $31.8 million and $7.8 million, respectively, for the year ended December 31, 2022.

The following table summarizes additional information related to our lease agreements.

	Twelve Months Ended
	December 31,
	2024	2023	2022
	(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$4.6	$5.1	$4.7
Operating cash flows from operating leases	35.4	36.1	37.6
Financing cash flows from finance leases	11.1	13.7	11.2

Weighted-average remaining lease term - finance leases	12.4 years	12.7 years	13.1 years
Weighted-average remaining lease term - operating leases	7.2 years	7.9 years	8.4 years

Weighted-average discount rate - finance leases	5.1%	5.0%	4.9%
Weighted-average discount rate - operating leases	6.6%	6.4%	5.4%

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2025	$12.3	$29.4
2026	11.2	23.5
2027	9.5	17.9
2028	8.2	13.6
2029	8.0	11.7
Thereafter	63.1	44.5
Total future undiscounted minimum lease payments	112.3	140.6
Less: Impact of discounting	(27.6)	(27.9)
Total	$84.7	$112.7

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets are as follows:

	December 31, 2024		December 31, 2023
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
	(in millions)		(in millions)
Property, plant and equipment, net	$88.1	$—	$102.4	$—
Operating lease right-of-use assets	—	110.3	—	115.6
Total	$88.1	$110.3	$102.4	$115.6

Current portion of operating lease liabilities	$—	$22.8	$—	$21.9
Accrued expenses and other	8.3	—	11.2	—
Long-term portion of operating lease liabilities	—	89.9	—	95.5
Postretirement benefits and other long-term liabilities	76.4	—	87.3	—
Total	$84.7	$112.7	$98.5	$117.4

Leases Not Yet Commenced

As of December 31, 2024, we have not entered into any additional leases that have not yet commenced that we consider material.

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

We incurred $55.1 million of total charges associated with the Malvern Fire, primarily related to site services and clean-up, transportation and freight, asset repairs and other costs incurred to resume or relocate operations and ensure continuity of supply to our customers. In addition, we recorded a total of $27.0 million of costs primarily associated with the write-down of PP&E as a result of damage from the fire. We recorded total insurance recoveries and received total reimbursements under our insurance policies of $123.3 million, of which $11.1 million was received in 2020, $59.1 million was received in 2021, $29.1 million was received in 2022 and $24.0 million was received in 2023.

The Malvern Fire had no impact on our consolidated financial statements, results of operations or cash flows for the year ended December 31, 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. SEGMENT AND GEOGRAPHIC INFORMATION

Our business is organized into Driveline and Metal Forming segments, with each representing a reportable segment under ASC 280 - Segment Reporting. The results of each segment are regularly reviewed by the chief operating decision maker (CODM) to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. Our CODM is our Chief Executive Officer.

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

	Year Ended December 31, 2024
	Driveline	Metal Forming	Corporate and Eliminations	Total
	(in millions)
Sales	$4,253.3	$2,414.3	$—	$6,667.6
Less: Intersegment sales	1.4	541.3	—	542.7
Net external sales	$4,251.9	$1,873.0	$—	$6,124.9
Cost of goods sold (a)	3,392.8	1,623.8	—	5,016.6
Selling, general and administrative expenses (b)	287.9	79.3	—	367.2
Other segment expense (income), net (c)	(7.0)	(1.1)	—	(8.1)
Segment adjusted EBITDA	$578.2	$171.0	$—	$749.2

Depreciation and amortization	$246.5	$223.2	$—	$469.7

Capital expenditures	$140.3	$103.5	$4.2	$248.0

Total assets	$2,420.6	$1,636.8	$1,002.5	$5,059.9

(a) Cost of goods sold excludes depreciation and amortization, which was $210.2 million for Driveline and $156.7 million for Metal Forming for the year ended December 31, 2024.
(b) Selling, general and administrative expenses excludes depreciation, which was $16.4 million for Driveline and $3.5 million for Metal Forming for the year ended December 31, 2024.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2023
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$4,176.7	$2,454.3	$—	$6,631.0
Less: Intersegment sales	0.2	551.3	—	551.5
Net external sales	$4,176.5	$1,903.0	$—	$6,079.5
Cost of goods sold (a)	3,396.1	1,676.9	—	5,073.0
Selling, general and administrative expenses (b)	263.2	84.1	—	347.3
Other segment expense (income), net (c)	(26.4)	(7.7)	—	(34.1)
Segment adjusted EBITDA	$543.6	$149.7	$—	$693.3

Depreciation and amortization	$260.3	$226.9	$—	$487.2

Capital expenditures	$105.9	$80.1	$8.6	$194.6

Total assets	$2,554.3	$1,788.7	$1,013.3	$5,356.3

(a) Cost of goods sold excludes depreciation and amortization, which was $222.7 million for Driveline and $159.5 million for Metal Forming for the year ended December 31, 2023.
(b) Selling, general and administrative expenses excludes depreciation, which was $16.0 million for Driveline and $3.6 million for Metal Forming for the year ended December 31, 2023.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

	Year Ended December 31, 2022
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$4,063.5	$2,280.7	$—	$6,344.2
Less: Intersegment sales	—	541.8	—	541.8
Net external sales	$4,063.5	$1,738.9	$—	$5,802.4
Cost of goods sold (a)	3,305.0	1,404.4	—	4,709.4
Selling, general and administrative expenses (b)	256.4	70.2	—	326.6
Other segment expense (income), net (c)	(8.8)	27.9	—	19.1
Segment adjusted EBITDA	$510.9	$236.4	$—	$747.3

Depreciation and amortization	$272.7	$219.4	$—	$492.1

Capital expenditures	$103.3	$62.9	$5.2	$171.4

Total assets	$2,542.0	$1,900.3	$1,027.1	$5,469.4

(a) Cost of goods sold excludes depreciation and amortization, which was $232.0 million for Driveline and $156.1 million for Metal Forming for the year ended December 31, 2022.
(b) Selling, general and administrative expenses excludes depreciation, which was $14.8 million for Driveline and $3.7 million for Metal Forming for the year ended December 31, 2022.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses, as well as amounts related to the Malvern Fire and Tekfor acquisition.

Assets included in the Corporate and Eliminations column of the tables above represent AAM corporate assets, as well as eliminations of intercompany assets.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table represents a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Segment adjusted EBITDA	$749.2	$693.3	$747.3
Interest expense	(186.0)	(201.7)	(174.5)
Depreciation and amortization	(469.7)	(487.2)	(492.1)
Impairment charge	(12.0)	—	—
Restructuring and acquisition-related costs	(18.0)	(25.2)	(30.2)
Pension curtailment and settlement charges	—	(1.3)	—
Loss on equity securities	(0.1)	(1.1)	(25.5)
Debt refinancing and redemption costs	(0.6)	(1.3)	(6.4)
Malvern Fire insurance recoveries, net of charges	—	—	39.1
Acquisition-related fair value inventory adjustment	—	—	(5.0)
Gain on bargain purchase of business	—	—	13.6
Income (loss) before income taxes	$62.8	$(24.5)	$66.3

Financial information relating to our operations by geographic area is presented in the following table. Net sales are attributed to countries based upon location of production. Long-lived assets exclude deferred income taxes.

	December 31,
	2024	2023	2022
	(in millions)
Net sales
United States	$2,195.5	$2,163.5	$2,148.0
Mexico	2,249.3	2,273.5	2,293.2
South America	171.5	184.4	137.4
China	328.8	271.6	280.0
All other Asia	283.0	273.1	213.3
Europe	896.8	913.4	730.5
Total net sales	$6,124.9	$6,079.5	$5,802.4

Long-lived assets
United States	$1,621.8	$1,694.3	$1,778.9
Mexico	739.8	778.4	821.3
South America	59.8	75.8	71.2
China	92.1	110.9	130.1
All other Asia	50.2	79.2	80.5
Europe	381.9	441.7	475.0
Total long-lived assets	$2,945.6	$3,180.3	$3,357.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of American Axle & Manufacturing Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Axle & Manufacturing Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Income Taxes — Refer to Notes 1 and 13 to the consolidated financial statements
Critical Audit Matter Description
The Company operates in many different geographic locations, including several non-U.S., state and local tax jurisdictions. Determining the provision for income taxes, the realizability of deferred tax assets and the recognition and measurement of tax positions requires management to make assumptions and judgments regarding the application of complex tax laws and regulations as well as projected future operating results, eligible carry forward periods, and tax planning opportunities.
The Company recorded an income tax expense of $27.8 million for the year ended December 31, 2024 and net deferred tax assets of $187.7 million, net of valuation allowances of $288.8 million, and unrecognized tax benefits and related interest and penalties of $34.2 million as of December 31, 2024. Accounting for income taxes requires management to make assumptions and judgments. Performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
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
As a result of the Company’s annual goodwill impairment test for the Driveline reporting unit in the fourth quarter of 2024, no impairment was identified.
The consolidated goodwill balance was $180.3 million as of December 31, 2024 which is attributed entirely to the Driveline reporting unit. The impairment test requires management to make assumptions to estimate the fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of management’s assumptions related to market comparables, future cash flows, and discount and long-term growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
February 14, 2025

We have served as the Company's auditor since 1998.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of December 31, 2024.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The audit report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8, ”Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the quarterly period ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d), (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of AAM.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 20, 2025.

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
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

2.Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022 is filed as part of this Form 10-K.

All other schedules have been omitted because they are not applicable or not required.

3.Exhibits

The following exhibits were previously filed unless otherwise indicated:

Number	Description of Exhibit

2.01	Agreement and Plan of Merger by and among American Axle & Manufacturing Holdings, Inc., ALPHA SPV I, Inc. and Metaldyne Performance Group Inc.
(Incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated November 8, 2016.)

2.02	Unit Purchase Agreement, dated as of September 18, 2019, by and among American Axle & Manufacturing Holdings, Inc., Grede AcquisitionCo, Inc. and, for certain limited purposes, Grede TopCo, Inc.
(Incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated September 18, 2019)

2.03	Rule 2.7 Announcement dated January 29, 2025
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated January 29, 2025)

2.04	Co-operation Agreement, dated January 29, 2025, between the Company and Dowlais
(Incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated January 29, 2025)

3.01	Amended and Restated Certificate of Incorporation of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 3.2 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 dated September 1, 2017 (Registration No. 333-220300).)

3.02	Third Amended and Restated Bylaws of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 3.04 filed of Current Report on Form 8-K dated February 13, 2018.)

Number	Description of Exhibit

4.01	Specimen Certificate for shares of the Company's Common Stock
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

4.12
Fourth Supplemental Indenture, dated May 14, 2024, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Quarterly Report on Form 10-Q dated August 9, 2024)

Number	Description of Exhibit

*4.13	Description of Registered Securities

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

10.09
Collateral Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 12, 2017.)

10.10
Guarantee Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated April 12, 2017.)

‡10.11	Amendment to American Axle & Manufacturing Holdings, Inc. Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005, and as further amended prior to the date hereof)
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 16, 2018.)

Number	Description of Exhibit

‡10.12	Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 26, 2015.)

‡10.13	Amendments to the Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated April 16, 2018.)

‡10.14	American Axle & Manufacturing Holdings, Inc. Change in Control Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated August 3, 2018.)

‡10.15	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K dated February 15, 2019)

‡10.16	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated March 8, 2019)

‡10.17	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Non-Employee Directors under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.18	American Axle & Manufacturing Holdings, Inc. Executive Retirement Savings Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated October 30, 2020)

‡10.19	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 7, 2021

‡10.20	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 7, 2021)

‡10.21	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 of Registration Statement S-8 dated June 30, 2021 (Registration No. 333-257572).)

10.22
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

10.23
Refinancing Facility Agreement No. 1, dated as of December 13, 2022 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 13, 2022)

Number	Description of Exhibit

‡10.24	American Axle & Manufacturing Holdings, Inc. Amended and Restated Executive Officer Severance Plan
(Incorporated by reference to Exhibit 10.34 of Annual Report on Form 10-K dated February 17, 2023)

10.25
First Amendment to the Amended and Restated Credit Agreement, dated as of June 28, 2023, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 29, 2023)

‡*10.26	American Axle & Manufacturing Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan - 2024 Incentive Compensation Program for Executive Officers

10.27	Form of Performance Share Award (Free Cash Flow) for Executive Officers
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 3, 2024)

10.28	Form of Performance Unit Award (Free Cash Flow) for Executive Officers
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 3, 2024)

10.29
Refinancing Facility Agreement No. 2, dated as of May 16, 2024, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 17, 2024)

10.30	Backstop Credit Agreement, dated January 29, 2025, among the Company, the Borrower, the Backstop Lenders and JPMorgan Chase Bank, N.A., as administrative agent
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated January 29, 2025)

10.31	First Lien Bridge Facility, dated January 29, 2025, among the Company, the Borrower, the First Lien Bridge Lenders and JPMorgan Chase Bank, N.A., as administrative agent
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated January 29, 2025)

10.32	Second Lien Bridge Facility, dated January 29, 2025, among the Company, the Borrower, the Second Lien Bridge Lenders and JPMorgan Chase Bank, N.A., as administrative agent
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated January 29, 2025)

*19	Insider Trading Policy

*21	Subsidiaries of the Registrant

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description of Exhibit

97	American Axle & Manufacturing Holdings, Inc. Dodd-Frank Clawback Policy
(Incorporated by reference to Exhibit 97 of Annual Report on Form 10-K dated February 16, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Shown only in the original filed with the Securities and Exchange Commission
**    Submitted electronically with the original filed with the Securities and Exchange Commission

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Acquisitions		Balance
	Beginning of	Costs and	and		At End of
	Period	Expenses	Disposals (a)	Deductions	Period
	(in millions)
Year Ended December 31, 2022:

Allowance for credit losses(1)	$2.2	$10.1	$1.0	$4.0	$9.3

Allowance for deferred taxes(3)	201.7	9.5	7.8	1.5	217.5

Inventory valuation allowance(2)	18.6	35.7	4.9	31.7	27.5

Year Ended December 31, 2023:

Allowance for credit losses(1)	9.3	4.4	—	8.4	5.3

Allowance for deferred taxes(3)	217.5	54.5	—	4.9	267.1

Inventory valuation allowance(2)	27.5	22.1	—	17.5	32.1

Year Ended December 31, 2024:

Allowance for credit losses(1)	5.3	3.7	—	6.5	2.5

Allowance for deferred taxes(3)	267.1	32.6	—	10.9	288.8

Inventory valuation allowance(2)	32.1	18.9	—	23.1	27.9

(a)    Amounts represent reserves recognized in conjunction with our acquisition of Tekfor in 2022.

(1)Uncollectible accounts charged off, net of recoveries.

(2)Primarily relates to write-offs of excess and obsolete inventories, as well as adjustments for physical quantity discrepancies.

(3)Primarily reflects an increase in valuation allowance related to certain U.S. federal tax attributes, as well as new net operating losses established with a corresponding valuation allowance at certain non-U.S. locations, partially offset by adjustments to previously established valuation allowances and foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer

Date: February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board &	February 14, 2025
David C. Dauch	Chief Executive Officer

/s/ Christopher J. May	Executive Vice President &	February 14, 2025
Christopher J. May	Chief Financial Officer

/s/ Elizabeth A. Chappell	Director	February 14, 2025
Elizabeth A. Chappell

/s/ William L. Kozyra	Director	February 14, 2025
William L. Kozyra

/s/ Peter D. Lyons	Director	February 14, 2025
Peter D. Lyons

/s/ James A. McCaslin	Director	February 14, 2025
James A. McCaslin

/s/ William P. Miller II	Director	February 14, 2025
William P. Miller II

/s/ Aleksandra A. Miziolek	Director	February 14, 2025
Aleksandra A. Miziolek

/s/ Herbert K. Parker	Director	February 14, 2025
Herbert K. Parker

/s/ Sandra E. Pierce	Director	February 14, 2025
Sandra E. Pierce

/s/ John F. Smith	Director	February 14, 2025
John F. Smith

/s/ Samuel Valenti III	Director	February 14, 2025
Samuel Valenti III