Form 10-Q
period 2025-03-31
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2025-05-02
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 29, 2025, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 118,335,148 shares.

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
FOR THE QUARTER ENDED MARCH 31, 2025

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in millions, except per share data)

Net sales	$1,411.3	$1,606.9

Cost of goods sold	1,237.4	1,408.4

Gross profit	173.9	198.5

Selling, general and administrative expenses	90.9	98.3

Amortization of intangible assets	20.6	20.7

Restructuring and acquisition-related costs	19.7	2.5

Operating income	42.7	77.0

Interest expense	(42.9)	(49.0)

Interest income	5.6	8.3

Other income (expense)
Debt refinancing and redemption costs	(3.3)	—
Gain on Business Combination Derivative (Note 6)	21.9	—
Gain on equity securities	—	0.1
Other expense, net	(2.9)	—

Income before income taxes	21.1	36.4

Income tax expense	14.0	15.9

Net income	$7.1	$20.5

Basic earnings per share	$0.06	$0.17

Diluted earnings per share	$0.06	$0.17

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Net income	$7.1	$20.5

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(0.3)	(0.6)
Foreign currency translation adjustments	23.3	(15.3)
Changes in hedges, net of tax (b)	2.2	10.8
Other comprehensive income (loss)	25.2	(5.1)

Comprehensive income	$32.3	$15.4

(a)	Amounts are net of tax of $0.1 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024.
(b)	Amounts are net of tax of $(0.9) million for the three months ended March 31, 2025 and $(3.0) million for the three months ended March 31, 2024.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$549.2	$552.9
Accounts receivable, net	817.4	709.1
Inventories, net	434.3	442.5
Prepaid expenses and other	164.3	152.2
Current assets held-for-sale	67.8	58.1
Total current assets	2,033.0	1,914.8

Property, plant and equipment, net	1,614.6	1,622.8
Deferred income taxes	198.3	199.5
Goodwill	172.8	172.0
Other intangible assets, net	436.2	456.7
GM postretirement cost sharing asset	113.5	111.7
Operating lease right-of-use assets	109.2	110.3
Other assets and deferred charges	461.8	472.1
Total assets	$5,139.4	$5,059.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$10.5	$47.9
Accounts payable	745.3	700.5
Accrued compensation and benefits	167.2	193.0
Deferred revenue	25.0	14.2
Current portion of operating lease liabilities	24.1	22.8
Accrued expenses and other	177.9	172.4
Current liabilities held-for-sale	34.1	24.4
Total current liabilities	1,184.1	1,175.2

Long-term debt, net	2,609.0	2,576.9
Deferred revenue	43.1	37.0
Deferred income taxes	9.9	11.8
Long-term portion of operating lease liabilities	87.2	89.9
Postretirement benefits and other long-term liabilities	609.8	606.3
Total liabilities	4,543.1	4,497.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
129.6 million shares issued as of March 31, 2025 and 128.3 million shares issued as of December 31, 2024	1.3	1.3
Paid-in capital	1,401.5	1,397.6
Accumulated deficit	(241.1)	(248.2)
Treasury stock at cost, 11.3 million shares as of March 31, 2025 and 10.7 million shares as of December 31, 2024	(238.4)	(235.7)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(157.5)	(157.2)
Foreign currency translation adjustments	(163.7)	(187.0)
Unrecognized loss on hedges, net of tax	(5.8)	(8.0)
Total stockholders' equity	596.3	562.8
Total liabilities and stockholders' equity	$5,139.4	$5,059.9
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Operating activities
Net income	$7.1	$20.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	112.2	117.8
Deferred income taxes	(1.9)	2.4
Stock-based compensation	3.9	3.8
Pensions and other postretirement benefits, net of contributions	(0.6)	(1.0)
Loss on disposal of property, plant and equipment, net	0.4	2.7
Gain on equity securities	—	(0.1)
Gain on Business Combination Derivative (Note 6)	(21.9)	—
Debt refinancing and redemption costs	3.3	—
Changes in operating assets and liabilities
Accounts receivable	(113.0)	(147.3)
Inventories	14.7	1.9
Accounts payable and accrued expenses	46.5	51.1
Deferred revenue	15.5	(0.8)
Other assets and liabilities	(10.3)	(33.2)
Net cash provided by operating activities	55.9	17.8

Investing activities
Purchases of property, plant and equipment	(69.3)	(48.0)
Proceeds from sale of property, plant and equipment	0.6	3.1
Proceeds from disposition of affiliates (Note 2)	30.1	—
Acquisition of business, net of cash acquired	(0.6)	(0.6)
Other investing activities	(1.0)	(2.7)
Net cash used in investing activities	(40.2)	(48.2)

Financing activities
Proceeds from issuance of long-term debt	1.3	—
Payments of long-term debt	(5.5)	(10.1)
Debt issuance costs	(11.6)	—
Purchase of treasury stock	(2.7)	(2.7)
Other financing activities	(5.5)	(3.2)
Net cash used in financing activities	(24.0)	(16.0)

Effect of exchange rate changes on cash	4.6	(3.7)

Net decrease in cash and cash equivalents	(3.7)	(50.1)

Cash and cash equivalents at beginning of period	552.9	519.9

Cash and cash equivalents at end of period	$549.2	$469.8

Supplemental cash flow information
Interest paid	$36.2	$47.8
Income taxes paid, net	$15.2	$11.5
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2024	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)
Net income	—	—	—	20.5	—	—
Vesting of stock-based compensation	0.8	—	—	—	—	—
Stock-based compensation	—	—	3.8	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.7)	—
Changes in hedges	—	—	—	—	—	10.8
Foreign currency translation adjustments	—	—	—	—	—	(15.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at March 31, 2024	117.5	$1.3	$1,386.4	$(262.7)	$(235.6)	$(268.0)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Retained Earnings	Treasury	Other Comprehensive
	Outstanding	Value	Capital	(Accumulated Deficit)	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2025	117.6	$1.3	$1,397.6	$(248.2)	$(235.7)	$(352.2)
Net income	—	—	—	7.1	—	—
Vesting of stock-based compensation	1.3	—	—	—	—	—
Stock-based compensation	—	—	3.9	—	—	—
Purchase of treasury stock	(0.6)	—	—	—	(2.7)	—
Changes in hedges	—	—	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	23.3
Defined benefit plans, net	—	—	—	—	—	(0.3)
Balance at March 31, 2025	118.3	$1.3	$1,401.5	$(241.1)	$(238.4)	$(327.0)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

The balance sheet at December 31, 2024 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. These estimates and assumptions are impacted by risks and uncertainties, including those associated with tariffs and the significant instability in U.S. trade relations with certain non-U.S. countries. While we have made estimates and assumptions based on the facts and circumstances as of the date of this report, the full impact of tariffs and potential changes in U.S. trade relations cannot be predicted, and actual results could differ materially from those estimates and assumptions.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Effect of New Accounting Standards

Standards Recently Adopted
Accounting Standards Update 2023-07
On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 - Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 enhances existing annual segment requirements to include disclosure of significant segment expenses and other segment items by reportable segment that are regularly used by the Chief Operating Decision Maker (CODM) to evaluate segment performance. This guidance also requires annual disclosure of the title and position of the CODM. ASU 2023-07 also expands interim segment disclosure requirements to include all existing annual segment disclosures in addition to the new disclosure requirements for significant segment expenses and other segment items. We adopted this guidance retrospectively on January 1, 2024 for the annual requirements and on January 1, 2025 for the interim requirements. See Note 15 - Segment Reporting for our updated interim segment disclosures.
Accounting Standards Update 2023-09
On December 14, 2023, the FASB issued ASU 2023-09 - Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. ASU 2023-09 also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance became effective at the beginning of our 2025 fiscal year and may be applied either retrospectively or prospectively. We adopted this guidance on January 1, 2025 and we are currently assessing the impact that this standard will have on our annual consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Standards Not Yet Adopted
Accounting Standards Update 2024-03
On November 4, 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 expands existing annual and interim requirements for costs and expenses to include a footnote disclosure disaggregating expense captions on the face of the income statement by specific expense categories using a tabular presentation. ASU 2024-03 also requires a qualitative disclosure of the amounts remaining in relevant expense captions that are not separately disclosed as part of the specific expense categories, as well as disclosures about the entity's total selling expenses and in annual periods, a definition of selling expenses. This guidance becomes effective at the beginning of our 2027 fiscal year for annual requirements, and at the beginning of our 2028 fiscal year for interim requirements, using either a prospective or retrospective transition method. We expect to adopt this guidance on January 1, 2027 for the annual requirements and will adopt the interim requirements on January 1, 2028. We are currently assessing the impact that this standard will have on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS AND DISPOSITIONS

Pending Business Combination with Dowlais Group plc

On January 29, 2025, AAM announced that we reached agreement with the Board of Directors of Dowlais Group plc (Dowlais) on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais (the Business Combination). In connection with the Business Combination, on January 29, 2025, AAM and Dowlais entered into a Co-operation Agreement.

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each Dowlais ordinary share: 0.0863 shares of new AAM common stock and 42 pence per share in cash (approximately $0.54 per share as of March 31, 2025). The transaction has been unanimously approved by the Boards of Directors of AAM and Dowlais. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close by the end of 2025, subject to approval by both sets of shareholders, receipt of regulatory approvals, and satisfaction of customary closing conditions. See Note 5 - Long-Term Debt for additional detail regarding financing for the Business Combination.

Pending Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited for a sales price of $65 million, subject to certain customary adjustments at closing. The sale is expected to close in the first half of 2025, subject to customary closing conditions.

As such, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale, resulting in $67.8 million of assets and $34.1 million of liabilities classified as held-for-sale in our Condensed Consolidated Balance Sheet as of March 31, 2025. These amounts are classified entirely as current as we expect to complete the sale in the first half of 2025. The sale of AAM India Manufacturing Corporation Pvt., Ltd. did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results.

Disposition of Affiliates

In the first quarter of 2025, we exited our 50% ownership of both Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd. As a result, we collected approximately $30.1 million in cash, which approximated the carrying value of our investments in these joint ventures at the time of disposition. We accounted for these Chinese joint ventures as equity method investments and, as such, their results of operations, cash flows and account balances were not consolidated in our financial statements.

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

Inventories consist of the following:

	March 31, 2025	December 31, 2024
	(in millions)

Raw materials and work-in-progress	$365.1	$362.0
Finished goods	99.4	108.4
Gross inventories	464.5	470.4
Inventory valuation reserves	(30.2)	(27.9)
Inventories, net	$434.3	$442.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2025:

Consolidated
(in millions)
Balance at December 31, 2024	$172.0
Foreign currency translation	0.8
Balance at March 31, 2025	$172.8

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

At March 31, 2025, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

In October 2024, we entered into a definitive agreement to sell AAM India Manufacturing Corporation Pvt., Ltd. As a result, we have classified $8.3 million of goodwill associated with this business as held-for-sale in our Condensed Consolidated Balance Sheet as of March 31, 2025. See Note 2 - Acquisitions and Dispositions for more detail.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$61.0	$(53.5)	$7.5	$60.9	$(52.6)	$8.3
Customer platforms	856.2	(507.4)	348.8	856.2	(491.6)	364.6
Customer relationships	53.0	(27.4)	25.6	53.0	(26.5)	26.5
Technology and other	149.5	(95.2)	54.3	153.8	(96.5)	57.3
Total	$1,119.7	$(683.5)	$436.2	$1,123.9	$(667.2)	$456.7

Amortization expense for our intangible assets was $20.6 million for the three months ended March 31, 2025 and $20.7 million for the three months ended March 31, 2024. Estimated amortization expense for the years 2025 through 2029 is expected to be approximately $80 million per year.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	484.3	484.3
Term Loan B Facility	648.0	648.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
5.00% Notes due 2029	600.0	600.0
Non-U.S. credit facilities and other	23.8	27.6
Total debt	2,656.1	2,659.9
Less: Current portion of long-term debt	10.5	47.9
Long-term debt	2,645.6	2,612.0
Less: Debt issuance costs	36.6	35.1
Long-term debt, net	$2,609.0	$2,576.9

Senior Secured Credit Facilities American Axle & Manufacturing Holdings, Inc. (Holdings) and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities).

On February 24, 2025, Holdings and AAM, Inc. entered into the Second Amendment to the Amended and Restated Credit Facility and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an $843.0 million incremental Term Loan B Facility in connection with the Business Combination, and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 remains unchanged.

On January 29, 2025, in connection with the announcement of the Business Combination, Holdings and AAM, Inc. entered into a credit agreement (the Backstop Credit Agreement), the First Lien Bridge Credit Agreement (the First Lien Bridge Facility), and a Second Lien Bridge Credit Agreement (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). Following Holdings and AAM, Inc.'s entry into the Second Amendment, the Backstop Credit Agreement was terminated. Additionally, in connection with entry into the Second Amendment on February 24, 2025, Holdings and AAM, Inc. entered into a) an Amended and Restated First Lien Bridge Credit Agreement which will provide AAM with a $843.0 million interim loan facility in connection with the Business Combination (the Amended and Restated First Lien Bridge Credit Agreement), and b) an Amended and Restated Second Lien Bridge Credit Agreement which will provide AAM with a $500.0 million interim loan facility in connection with the Business Combination (the Amended and Restated Second Lien Bridge Credit Agreement, and together with the Amended and Restated First Lien Bridge Credit Agreement, the Amended and Restated Bridge Credit Agreements).

At March 31, 2025, we had $897.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.9 million primarily for standby letters of credit issued against the facility.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of March 31, 2025, we have prepaid $11.8 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

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

Repurchase of 6.25% Notes Due 2026 In the three months ended March 31, 2024, we completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the three months ended March 31, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Non-U.S. credit facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At March 31, 2025, $23.8 million was outstanding under our non-U.S. credit facilities, as compared to $27.6 million at December 31, 2024. At March 31, 2025, an additional $75.6 million was available under our non-U.S. credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 6.4% at March 31, 2025 and 6.5% at December 31, 2024.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $219.9 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the fourth quarter of 2027 and the purchase of certain working capital items into the fourth quarter of 2025.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and Pound sterling. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense) in our Condensed Consolidated Statement of Income. At March 31, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to $737.5 million.

Fixed-to-fixed cross-currency swap In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At March 31, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $189.2 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027.

Variable-to-fixed interest rate swap In 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of March 31, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow and fair value hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During		Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income	2025	2024	2025	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(4.1)	$4.7	$1,237.4	$(7.4)
Fixed-to-fixed cross-currency swap	Other Expense, net	(8.0)	5.0	(2.9)	—
Variable-to-fixed interest rate swap	Interest Expense	1.0	0.3	(42.9)	1.7

See Note 8 - Reclassifications out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three months ended March 31, 2025 and 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amount and location of gains recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain Recognized During		Total of Financial
	of Gain	Three Months Ended		Statement
	Recognized in	March 31,		Line Item
	Net Income	2025	2024	2025
		(in millions)

Currency forward contracts	Other Expense, net	$0.9	$1.1	$(2.9)
Currency forward contracts	Gain on Business Combination Derivative	21.9	—	21.9

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	March 31, 2025	December 31, 2024	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$230.7	$257.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	1.5	1.2	Level 2
Nondesignated - currency forward contracts	22.1	—	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	0.3	—	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	—	0.9	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	8.8	14.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	4.6	2.2	Level 2
Nondesignated - currency forward contracts	0.1	1.6	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	3.9	7.3	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	5.7	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	9.3	5.0	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. The carrying values of our borrowings under the non-U.S. credit facilities approximate their fair value due to the frequent resetting of the interest rates.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	484.3	486.7	484.3	486.1	Level 2
Term Loan B Facility	648.0	639.9	648.0	652.9	Level 2
6.875% Notes due 2028	400.0	379.5	400.0	395.0	Level 2
6.50% Notes due 2027	500.0	483.8	500.0	493.5	Level 2
5.00% Notes due 2029	600.0	513.0	600.0	544.5	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2025 and March 31, 2024 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments		Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2024	$(157.2)		$(187.0)		$(8.0)		$(352.2)

Other comprehensive income (loss) before reclassifications	—		16.9		(8.0)		8.9

Income tax effect of other comprehensive income (loss) before reclassifications	—		—		1.7		1.7

Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	(a)	6.4	(c)	11.1	(b)	17.1

Income taxes reclassified into net income	0.1		—		(2.6)		(2.5)

Net change in accumulated other comprehensive income (loss)	(0.3)		23.3		2.2		25.2

Balance at March 31, 2025	$(157.5)		$(163.7)		$(5.8)		$(327.0)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

Other comprehensive income (loss) before reclassifications	—		(15.3)	23.8		8.5

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(5.0)		(5.0)

Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(a)	—	(10.0)	(b)	(10.9)

Income taxes reclassified into net income	0.3		—	2.0		2.3

Net change in accumulated other comprehensive income (loss)	(0.6)		(15.3)	10.8		(5.1)

Balance at March 31, 2024	$(145.9)		$(157.6)	$35.5		$(268.0)

(a)	These amounts were reclassified from AOCI to Other expense, net for the three months ended March 31, 2025 and March 31, 2024.

(b)
The amounts reclassified from AOCI included $4.1 million in cost of goods sold (COGS), $(1.0) million in interest expense and $8.0 million in Other expense, net for the three months ended March 31, 2025 and $(4.7) million in COGS, $(0.3) million in interest expense and $(5.0) million in Other expense, net for the three months ended March 31, 2024.

(c)
The amount reclassified from AOCI to net income for the three months ended March 31, 2025 reflects AAM's 50% share of the cumulative translation adjustment associated with the two Chinese joint ventures that we exited in the first quarter of 2025. This amount was reclassified to Other expense, net. See Note 2 - Acquisitions and Dispositions for further details.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2025	2024
	(in millions)

Service cost	$0.1	$0.3
Interest cost	6.0	5.8
Expected asset return	(6.4)	(7.2)
Amortized loss	2.1	1.7
Net periodic benefit cost	$1.8	$0.6

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2025	2024
	(in millions)

Service cost	$—	$—
Interest cost	2.3	2.1
Amortized gain	(2.3)	(2.5)
Amortized prior service credit	(0.2)	(0.1)
Net periodic benefit credit	$(0.2)	$(0.5)

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, we have a noncurrent pension liability of $78.4 million and $78.3 million, respectively. As of March 31, 2025 and December 31, 2024, we have a noncurrent other postretirement benefits liability of $265.6 million and $265.3 million, respectively.

Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2025 to be approximately $1.1 million. We expect our cash payments for other postretirement benefit obligations in 2025, net of GM cost sharing, to be approximately $11.6 million.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)

Beginning balance	$60.6	$66.3
Accruals	4.1	3.9
Payments	(2.5)	(2.2)
Foreign currency translation	0.4	(0.4)
Ending balance	$62.6	$67.6

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2025 and 2024. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended March 31, 2025
	(in millions)
	Driveline	Metal Forming	Total
North America	$714.5	$318.5	$1,033.0
Asia	137.7	3.4	141.1
Europe	83.9	111.2	195.1
South America	21.1	21.0	42.1
Total	$957.2	$454.1	$1,411.3

	Three Months Ended March 31, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$828.0	$345.9	$1,173.9
Asia	142.7	8.0	150.7
Europe	121.5	124.3	245.8
South America	14.2	22.3	36.5
Total	$1,106.4	$500.5	$1,606.9

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2024	$709.1	$14.2	$37.0
March 31, 2025	817.4	25.0	43.1
Increase/(decrease)	$108.3	$10.8	$6.1

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $3.9 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2022, we completed our acquisition of Tekfor Group (Tekfor) and in 2023 we initiated certain restructuring actions associated with the acquired entities. We expect to incur restructuring costs associated with the acquired entities throughout 2025. In the first quarter of 2024, we initiated a global restructuring program (the 2024 Program) focused on optimizing our cost structure. We expect to incur costs under the 2024 Program into 2028.
A summary of our restructuring activity for the first three months of 2025 and 2024 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2023	$3.0	$1.7	$4.7
Charges	0.2	1.2	1.4
Cash utilization	(1.6)	(1.1)	(2.7)
Accrual at March 31, 2024	$1.6	$1.8	$3.4

Accrual at December 31, 2024	$0.8	$2.0	$2.8
Charges	1.0	2.4	3.4
Cash utilization	(1.4)	(1.2)	(2.6)
Accrual at March 31, 2025	$0.4	$3.2	$3.6
As part of our restructuring actions, we incurred total severance charges of approximately $1.0 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively. We also incurred total implementation costs of approximately $2.4 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively. Implementation costs consist primarily of plant exit costs.
Approximately $1.8 million of our total restructuring costs for the three months ended March 31, 2025 related to the 2024 Program and approximately $1.6 million were associated with Tekfor. From inception of the 2024 Program, we have incurred $11.3 million of total restructuring costs under this program. We have incurred $4.2 million of total restructuring costs associated with Tekfor.
Approximately $1.0 million and $1.9 million of our total restructuring costs for the three months ended March 31, 2025 related to our Driveline and Metal Forming segments, respectively, while the reminder were corporate costs. Approximately $1.1 million of our total restructuring costs for the three months ended March 31, 2024 related to our Metal Forming segment, while the remainder were corporate costs. We expect to incur approximately $20 million to $30 million of total restructuring charges in 2025.
The following table represents a summary of acquisition-related costs associated with the Business Combination and integration costs primarily related to our previous acquisition of Tekfor:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the three months ended March 31, 2025	$16.2	$0.1	$16.3
Charges for the three months ended March 31, 2024	—	1.1	1.1
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Income and totaled $19.7 million and $2.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Our income tax expense and effective income tax rates for the three months ended March 31, 2025 and March 31, 2024 are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)

Income tax expense	$14.0	$15.9
Effective income tax rate	66.4%	43.7%

During the three months ended March 31, 2025 and March 31, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. Our effective income tax rate for the three months ended March 31, 2025 varies from our effective income tax rate for the three months ended March 31, 2024 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete item noted above.

For the three months ended March 31, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact of disallowed interest expense deductions in the U.S., as well as the mix of earnings on a jurisdictional basis, the impact of certain non-U.S. tax rates and non-U.S. withholding taxes, and the impact of global intangible low-taxed income (GILTI). In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, in the first quarter of 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the three months ended March 31, 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to the unfavorable impact of disallowed interest expense deductions in the U.S. and tax expense related to GILTI, net of the favorable impact of certain non-U.S. tax rates and the impact of tax credits.

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

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements as of, and for the three months ended, March 31, 2025 and March 31, 2024, with the exception of the income tax receivable of $10.1 million that was paid by AAM to the IRS in 2023. As of March 31, 2025, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2024, is estimated to be in the range of approximately $315 million to $365 million.

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

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of March 31, 2025 and December 31, 2024, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $34.9 million and $34.2 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2025	2024
	(in millions, except per share data)
Numerator
Net income	$7.1	$20.5
Less: Net income attributable to participating securities	(0.3)	(0.6)
Net income attributable to common shareholders - Basic and Dilutive	$6.8	$19.9

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	122.5	120.9
Less: Weighted-average participating securities	(4.6)	(3.7)
Weighted-average common shares outstanding	117.9	117.2

Effect of dilutive securities -
Dilutive stock-based compensation	0.1	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	118.0	117.3

Basic EPS	$0.06	$0.17

Diluted EPS	$0.06	$0.17

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on the derivative associated with our Business Combination with Dowlais, gains or losses on equity securities, pension curtailment and settlement charges, impairment charges and non-recurring items.

The following tables represent information by reportable segment for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31, 2025
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$957.8	$575.8	$—	$1,533.6
Less: Intersegment sales	0.6	121.7	—	122.3
Net external sales	$957.2	$454.1	$—	$1,411.3
Cost of goods sold (a)	765.6	385.3	—	1,150.9
Selling, general and administrative expenses (b)	65.9	19.9	—	85.8
Other segment expense (income), net (c)	0.4	(3.1)	—	(2.7)
Segment Adjusted EBITDA	$125.3	$52.0	$—	$177.3

Depreciation and amortization	$59.4	$52.8	$—	$112.2

Capital expenditures	$41.5	$27.2	$0.6	$69.3

Total assets	$2,460.4	$1,671.7	$1,007.3	$5,139.4

(a) Cost of goods sold excludes depreciation and amortization, which was $50.5 million for Driveline and $36.0 million for Metal Forming for the three months ended March 31, 2025.
(b) Selling, general and administrative expenses excludes depreciation, which was $4.2 million for Driveline and $0.9 million for Metal Forming for the three months ended March 31, 2025.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31, 2024
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$1,106.4	$644.1	$—	$1,750.5
Less: Intersegment sales	—	143.6	—	143.6
Net external sales	$1,106.4	$500.5	$—	$1,606.9
Cost of goods sold (a)	881.4	434.8	—	1,316.2
Selling, general and administrative expenses (b)	71.8	21.6	—	93.4
Other segment expense (income), net (c)	(4.2)	(4.1)	—	(8.3)
Segment Adjusted EBITDA	$157.4	$48.2	$—	$205.6

Depreciation and amortization	$62.1	$55.7	$—	$117.8

Capital expenditures	$24.6	$22.4	$1.0	$48.0

Total assets	$2,607.9	$1,786.6	$976.6	$5,371.1

(a) Cost of goods sold excludes depreciation and amortization, which was $53.1 million for Driveline and $39.1 million for Metal Forming for the three months ended March 31, 2024.
(b) Selling, general and administrative expenses excludes depreciation, which was $4.0 million for Driveline and $0.9 million for Metal Forming for the three months ended March 31, 2024.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income before income taxes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Total segment adjusted EBITDA	$177.3	$205.6
Interest expense	(42.9)	(49.0)
Depreciation and amortization	(112.2)	(117.8)
Restructuring and acquisition-related costs	(19.7)	(2.5)
Gain on Business Combination Derivative (Note 6)	21.9	—
Gain on equity securities	—	0.1
Debt refinancing and redemption costs	(3.3)	—
Income before income taxes	$21.1	$36.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 44% of our consolidated net sales for the first three months of 2025, 40% for the first three months of 2024 and 42% for the full year 2024.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 11% of our consolidated net sales for the first three months of 2025, 14% for the first three months of 2024 and 13% for the full year 2024.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 15% of our consolidated net sales for the first three months of 2025 and 13% for both the first three months of 2024 and the full year 2024.

No other customer represented 10% or more of consolidated net sales during these periods.

Pending Business Combination with Dowlais Group plc

On January 29, 2025, AAM announced that we reached agreement with the Board of Directors of Dowlais Group plc (Dowlais) on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais (the Business Combination). In connection with the Business Combination, on January 29, 2025, AAM and Dowlais entered into a Co-operation Agreement.

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each Dowlais ordinary share: 0.0863 shares of new AAM common stock and 42 pence per share in cash (approximately $0.54 per share as of March 31, 2025). The transaction has been unanimously approved by the Boards of Directors of AAM and Dowlais. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close by the end of 2025, subject to approval by both sets of shareholders, receipt of regulatory approvals, and satisfaction of customary closing conditions.

Pending Sale of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited for a sales price of $65 million, subject to certain customary adjustments at closing (the India Sale Agreement). The sale is expected to close in the first half of 2025, subject to customary closing conditions.

Uncertainty Associated with Tariffs and Trade Relations

The U.S. government has recently announced the implementation of new tariffs, as well as increases in certain existing tariffs, on various products including assembled vehicles and automotive parts and components imported into the U.S., and there is considerable uncertainty around the extent, timing and duration of these tariffs. This has resulted in retaliatory tariffs against the U.S. by the governments of various countries, resulting in significant instability and uncertainty in U.S. trade relations with certain countries. Due to the uncertainty associated with the potential further implementation or expansion of tariffs, as well as retaliatory actions and other changes to existing trade agreements or changes in international trade relations, the ultimate impact on our net sales, results of operations and cash flows is unknown.

Commercial Matters

In April 2024, one of our largest customers notified AAM that production purchase orders related to a previously announced contract to supply e-Beam axles for a future vehicle program were terminated. We believe that the termination of these purchase orders reflects, in part, the significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of production. We have submitted a cancellation claim to recover certain costs incurred in connection with the terminated purchase orders. As of March 31, 2025, we have approximately $70 million of assets in our Condensed Consolidated Balance Sheet associated with this program, consisting of capitalized engineering, design and development costs and other commercial amounts. As of the date of this filing, we believe we are entitled to claim and recover the full amount. However, due to the nature of the cancellation claim process, and the need to reach final resolution with the customer, the ultimate amount to be recovered is not determinable and could differ materially from the amount included in our Condensed Consolidated Balance Sheet.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2025 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2024

Net Sales

	Three Months Ended March 31,
(in millions)	2025	2024	Change	Percent Change
Net sales	$1,411.3	$1,606.9	$(195.6)	(12.2)%

The change in net sales in the first three months of 2025, as compared to the first three months of 2024, reflects a reduction of approximately $28 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

Cost of Goods Sold

	Three Months Ended March 31,
(in millions)	2025	2024	Change	Percent Change
Cost of goods sold	$1,237.4	$1,408.4	$(171.0)	(12.1)%

The decrease in cost of goods sold in the first three months of 2025, as compared to the first three months of 2024, reflects a reduction of approximately $32 million associated with the effect of metal market pass-through costs and the impact of foreign exchange related to translation adjustments. The remainder of the decrease in cost of goods sold is primarily attributable to lower production volumes on certain vehicle programs that we support and the impact of improved operating performance. For the three months ended March 31, 2025, material costs were approximately 55% of total cost of goods sold as compared to approximately 58% for the three months ended March 31, 2024. The reduction in material costs as a percentage of total cost of goods sold is primarily attributable to the lower cost of steel and other metallic materials in the first quarter of 2025 as compared to the first quarter of 2024.

Gross Profit

	Three Months Ended March 31,
(in millions)	2025	2024	Change	Percent Change
Gross profit	$173.9	$198.5	$(24.6)	(12.4)%

Gross margin was 12.3% in the first three months of 2025 as compared to 12.4% in the first three months of 2024. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
(in millions)	2025	2024	Change	Percent Change
Selling, general & administrative expenses	$90.9	$98.3	$(7.4)	(7.5)%

SG&A as a percentage of net sales was 6.4% in the first three months of 2025 as compared to 6.1% in the first three months of 2024. R&D expense, net of customer ED&D recoveries, was approximately $36.3 million in the first three months of 2025, as compared to $36.7 million in the first three months of 2024. The decrease in SG&A in the first three months of 2025, as compared to the first three months of 2024, primarily reflects lower compensation-related expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $20.6 million for the three months ended March 31, 2025, as compared to $20.7 million for the three months ended March 31, 2024.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $19.7 million for the three months ended March 31, 2025, as compared to $2.5 million for the three months ended March 31, 2024. The change in restructuring and acquisition-related costs was primarily related to acquisition-related costs incurred in connection with the Business Combination. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred.

In 2025, we expect to incur approximately $20 million to $30 million of total restructuring charges. In addition, we expect to incur $60 million to $70 million of acquisition-related costs in 2025 associated with the Business Combination. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $42.7 million in the first three months of 2025 as compared to $77.0 million in the first three months of 2024. Operating margin was 3.0% in the first three months of 2025, as compared to 4.8% in the first three months of 2024. The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Interest Income  Interest expense was $42.9 million in the first three months of 2025 as compared to $49.0 million in the first three months of 2024. The weighted-average interest rate of our long-term debt outstanding was 6.9% for the three months ended March 31, 2025 and 7.1% for the three months ended March 31, 2024. We expect our interest expense for the full year 2025 to be approximately $170 million to $180 million.

Interest income was $5.6 million in the first three months of 2025 as compared to $8.3 million in the first three months of 2024.

Debt Refinancing and Redemption Costs  In the first three months of 2025, we expensed $3.3 million of fees and unamortized debt issuance costs in connection with the Second Amendment to the Amended and Restated Credit Facility. See Note 5 - Long-Term Debt for further detail on the Second Amendment to the Amended and Restated Credit Facility.

Unrealized Gain on Business Combination Derivative In the first three months of 2025, we recognized an unrealized gain on the Business Combination Derivative of $21.9 million. See Note 6 - Derivatives for additional detail on the Business Combination Derivative.

Gain on Equity Securities We had previously invested in the equity securities of REE Automotive, which were measured at fair value each reporting period with changes in fair value reported as a gain or loss within Other income (expense) in our Condensed Consolidated Statement of Income. We recognized an unrealized gain on our investment in REE shares of $0.1 million for the three months ended March 31, 2024.

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $2.9 million in the first three months of 2025, and was de minimis in the first three months of 2024.

Income Tax Expense Income tax expense was $14.0 million for the three months ended March 31, 2025, as compared to $15.9 million for the three months ended March 31, 2024. Our effective income tax rate was 66.4% in the first three months of 2025 as compared to 43.7% in the first three months of 2024.

During the three months ended March 31, 2025 and March 31, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. Our effective income tax rate for the three months ended March 31, 2025 varies from our effective income tax rate for the three months ended March 31, 2024 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete item noted above.

For the three months ended March 31, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact of disallowed interest expense deductions in the U.S., as well as the mix of earnings on a jurisdictional basis, the impact of certain non-U.S. tax rates and non-U.S. withholding taxes, and the impact of global intangible low-taxed income (GILTI). In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, in the first quarter of 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the three months ended March 31, 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to the unfavorable impact of disallowed interest expense deductions in the U.S. and tax expense related to GILTI, net of the favorable impact of certain non-U.S. tax rates and the impact of tax credits.

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

Net Income and Earnings Per Share (EPS) Our net income was $7.1 million in the first three months of 2025, as compared to $20.5 million in the first three months of 2024. Diluted earnings per share was $0.06 in the first three months of 2025, as compared to $0.17 per share in the first three months of 2024. Net income and EPS for the first three months of 2025 and 2024 were primarily impacted by the factors discussed above.

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

The following table represents sales by reportable segment for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Driveline	$957.8	$1,106.4
Metal Forming	575.8	644.1
Eliminations	(122.3)	(143.6)
Net sales	$1,411.3	$1,606.9

The change in Driveline sales for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, reflects a reduction of approximately $15 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

The change in Metal Forming sales for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, reflects a reduction of approximately $13 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2025 and 2024 are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Driveline	$125.3	$157.4
Metal Forming	52.0	48.2
Total segment adjusted EBITDA	$177.3	$205.6

For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, Segment Adjusted EBITDA for the Driveline segment reflects the impact of lower production volumes on certain vehicle programs that we support.

For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, the increase in Segment Adjusted EBITDA for the Metal Forming segment reflects improved operating performance partially offset by the impact of lower production volumes on certain vehicle programs that we support.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on the derivative associated with our Business Combination with Dowlais, gains or losses on equity securities, pension curtailment and settlement charges, impairment charges and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2025	2024

Net income	$7.1	$20.5
Interest expense	42.9	49.0
Income tax expense	14.0	15.9
Depreciation and amortization	112.2	117.8
EBITDA	$176.2	$203.2
Restructuring and acquisition-related costs	19.7	2.5
Debt refinancing and redemption costs	3.3	—
Gain on Business Combination Derivative (Note 6)	(21.9)	—
Gain on equity securities	—	(0.1)
Total segment adjusted EBITDA	$177.3	$205.6

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures, R&D spending, and working capital requirements, in addition to advancing our strategic initiatives. We believe that operating cash flow, available cash and cash equivalent balances and available borrowing capacity under our Senior Secured Credit Facilities and non-U.S. credit facilities, as well as committed financing associated with the Business Combination, will be sufficient to meet these needs.

At March 31, 2025, we had over $1.5 billion of liquidity consisting of approximately $549 million of cash and cash equivalents, approximately $897 million of available borrowings under our Revolving Credit Facility and approximately $76 million of available borrowings under non-U.S. credit facilities. We have no significant debt maturities before 2027.

Operating Activities  In the first three months of 2025, net cash provided by operating activities was $55.9 million as compared to $17.8 million in the first three months of 2024. The following factors impacted cash from operating activities in the first three months of 2025, as compared to the first three months of 2024:

Accounts receivable For the three months ended March 31, 2025, we experienced an increase in cash flow from operating activities of approximately $34 million related to the change in our accounts receivable balance from December 31, 2024 to March 31, 2025, as compared to the change in our accounts receivable balance from December 31, 2023 to March 31, 2024. This change was primarily the result of timing of collections on customer receivables.

Interest paid Interest paid was $36.2 million for the three months ended March 31, 2025, as compared to $47.8 million for the three months ended March 31, 2024. The decrease in interest paid was the result of lower interest rates on certain of our variable-rate debt, as well as lower outstanding indebtedness in the first quarter of 2025 as compared to the first quarter of 2024.

Restructuring and acquisition-related costs For the full year 2025, we expect restructuring payments in cash flows from operating activities to be approximately $20 million to $30 million and we expect the timing of cash payments to approximate the timing of charges incurred. In addition, we expect acquisition-related payments in cash flows from operating activities to be approximately $60 million to $70 million in connection with the Business Combination, and we expect a significant portion of these cash payments to occur at closing of the transaction, which is currently expected in the fourth quarter of 2025.

Pension and other postretirement benefits Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2025 to be approximately $1.1 million. We expect our cash payments for other postretirement benefit obligations in 2025, net of GM cost sharing, to be approximately $11.6 million.

Investing Activities  In the first three months of 2025, net cash used in investing activities was $40.2 million as compared to $48.2 million for the three months ended March 31, 2024. Capital expenditures were $69.3 million in the first three months of 2025 as compared to $48.0 million in the first three months of 2024. We expect our capital spending in 2025 to be approximately 5% of sales.

In the first quarter of 2025, we exited our 50% ownership of both Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd. As a result, we collected approximately $30.1 million in cash, which approximated the carrying value of our investments in these joint ventures at the time of disposition. We accounted for these Chinese joint ventures as equity method investments and, as such, their results of operations, cash flows and account balances were not consolidated in our financial statements.

In connection with the Business Combination, Dowlais shareholders will be entitled to receive 42 pence per share for each Dowlais ordinary share, which translated to $0.54 per share at the March 31, 2025 exchange rate. At this exchange rate, the cash consideration associated with the Business Combination would be approximately $735 million.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) that is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense) in our Condensed Consolidated Statement of Income. The Business Combination Derivative was in an asset position of approximately $22 million at March 31, 2025. This derivative will not impact the cash consideration payable to Dowlais shareholders associated with the Business Combination, however, it does reduce the cash flow variability resulting from fluctuations in the foreign currency exchange rate between the U.S. dollar and Pound sterling for AAM on a net basis.

In October 2024, we entered into the India Sale Agreement and the transaction is expected to close in the first half of 2025, subject to customary closing conditions. Upon closing, we expect to collect the sales price of $65 million in cash, subject to certain customary adjustments at closing.

Financing Activities  In the first three months of 2025, net cash used in financing activities was $24.0 million, as compared to $16.0 million in the first three months of 2024. The following factors impacted cash from financing activities in the first three months of 2025, as compared to the first three months of 2024:

Senior Secured Credit Facilities American Axle & Manufacturing Holdings, Inc. (Holdings) and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility and the Term Loan B Facility, the Senior Secured Credit Facilities).

On February 24, 2025, Holdings and AAM, Inc. entered into the Second Amendment to the Amended and Restated Credit Facility and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an $843.0 million incremental Term Loan B Facility in connection with the Business Combination, and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 remains unchanged.

On January 29, 2025, in connection with the announcement of the Business Combination, Holdings and AAM, Inc. entered into a credit agreement (the Backstop Credit Agreement), the First Lien Bridge Credit Agreement (the First Lien Bridge Facility), and a Second Lien Bridge Credit Agreement (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). Following Holdings and AAM, Inc.'s entry into the Second Amendment, the Backstop Credit Agreement was terminated. Additionally, in connection with entry into the Second Amendment on February 24, 2025, Holdings and AAM, Inc. entered into a) an Amended and Restated First Lien Bridge Credit Agreement which will provide AAM with a $843.0 million interim loan facility in connection with the Business Combination (the Amended and Restated First Lien Bridge Credit Agreement), and b) an Amended and Restated Second Lien Bridge Credit Agreement which will provide AAM with a $500.0 million interim loan facility in connection with the Business Combination (the Amended and Restated Second Lien Bridge Credit Agreement, and together with the Amended and Restated First Lien Bridge Credit Agreement, the Amended and Restated Bridge Credit Agreements).

At March 31, 2025, we had $897.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.9 million primarily for standby letters of credit issued against the facility.

As of March 31, 2025, we have prepaid $11.8 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

Repurchase of 6.25% Notes Due 2026 In the three months ended March 31, 2024, we completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the three months ended March 31, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Non-U.S. Credit Facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At March 31, 2025, $23.8 million was outstanding under our non-U.S. credit facilities, as compared to $27.6 million at December 31, 2024. At March 31, 2025, an additional $75.6 million was available under our non.U.S. credit facilities.

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

Statement of Operations Information	(in millions)
	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Net sales	$990.1	$4,268.4
Gross profit	125.4	537.9
Income from operations	3.9	73.9
Net loss	(9.2)	(27.2)

Balance Sheet Information	(in millions)
	March 31, 2025	December 31, 2024
Current assets	$1,143.8	$1,038.5
Noncurrent assets	2,465.4	2,480.8

Current liabilities	530.2	497.7
Noncurrent liabilities	3,133.5	3,098.0

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At March 31, 2025 and December 31, 2024, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $20 million and $15 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $410 million and $380 million, respectively.

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

LITIGATION AND ENVIRONMENTAL MATTERS

We are involved in, or potentially subject to, various legal proceedings or claims incidental to our business. These include, but are not limited to, matters arising out of product warranties, contractual matters, and environmental obligations. Although the outcome of these matters cannot be predicted with certainty, at this time we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our results of operations, financial condition or cash flows.

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

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the first quarter of 2025.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in the first quarter of 2025 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $219.9 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the fourth quarter of 2027 and the purchase of certain working capital items into the fourth quarter of 2025. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $20.0 million at March 31, 2025 and was $20.7 million at December 31, 2024.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and Pound sterling. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense) in our Condensed Consolidated Statement of Income. At March 31, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to $737.5 million. The potential decrease in fair value on the foreign currency forward contract associated with the Business Combination, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $73.8 million at March 31, 2025.

In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At March 31, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million which was equivalent to $189.2 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027. The potential decrease in fair value of our fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $18.9 million at March 31, 2025 and was $18.1 million at December 31, 2024.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of March 31, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 16% of our weighted-average interest rate at March 31, 2025) on our long-term debt outstanding, would be approximately $4.3 million at March 31, 2025 and was also approximately $4.3 million at December 31, 2024, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

The following risk factors are included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and have been modified on this Form 10-Q for the three months ended March 31, 2025:

Risks Related to Our International Operations

Our company's global operations are subject to risks and uncertainties, including tariffs and trade relations.

We have business and technical offices and manufacturing facilities in multiple countries outside the U.S. Our international operations are subject to certain risks inherent in conducting business outside the U.S., and increased complexity exists for global companies due to potential changes in: currency exchange rates; corporate tax codes or international tax law treaties; price and currency exchange controls; tariffs or import restrictions; compliance with customs regulations; nationalization; immigration policies; expropriation; and other governmental action. Our global operations also may be adversely affected by political events, violations of anti-bribery or corruption laws, government sanctions, domestic or international terrorist events and hostilities, geopolitical conflicts, natural disasters and significant weather events, disruptions in the global financial markets, or public health crises, such as pandemic or epidemic illness.

In addition, the U.S. government has recently announced the implementation of new tariffs, as well as increases in certain existing tariffs, on various products including assembled vehicles and automotive parts and components imported into the U.S., and there is considerable uncertainty around the extent, timing and duration of these tariffs. This has resulted in retaliatory tariffs against the U.S. by the governments of various countries, resulting in significant instability and uncertainty in U.S. trade relations with certain countries. The further implementation or expansion of tariffs, as well as retaliatory actions and other changes to existing trade agreements or changes in international trade relations, could have a material adverse impact on our results of operations, cash flows and financial condition, or the results of operations, cash flows and financial condition of our suppliers, our customers and their suppliers.

If we are unable to pass such costs on to our customers, or are otherwise unable to mitigate cost increases through continued technology improvements, cost reductions or other productivity initiatives, this could have a material adverse effect on our results of operations and financial condition. Our future success will depend, in part, on our ability to anticipate and effectively manage these and other risks associated with operating internationally.

Risks Related to the Pending Business Combination with Dowlais (Business Combination)

We may fail to realize the anticipated benefits and operating synergies expected from the Business Combination.

We believe that the Business Combination will create a leading global driveline and metal forming supplier with a comprehensive product portfolio and a diversified customer base. However, the success of the Business Combination will depend, in significant part, on our ability to successfully integrate Dowlais, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the Business Combination. This growth and the anticipated benefits of the Business Combination may not be realized fully, or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Business Combination within a reasonable time, our business, results of operations and financial condition could be adversely affected.

The Business Combination will result in significant integration costs and we may not be able to integrate Dowlais into the combined company successfully.

The Business Combination involves the integration of two businesses that previously operated independently. If the parties complete the Business Combination, our Chairman and CEO will lead the combined company, two directors of Dowlais are expected to join the board of directors and certain senior Dowlais executives will be invited to join the senior executive management team of the combined company, in roles to be confirmed. The complexity and magnitude of the integration effort associated with the Business Combination are substantial and require that we fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third-party service fees. The anticipated costs of the integration effort are subject to change. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. We have incurred and expect to continue to incur additional operating expenses as we build up internal resources or engage third-party providers while we integrate the combined company following the Business Combination.

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

We will incur significant debt to complete the Business Combination, including incurring approximately $2.2 billion in additional indebtedness under the Second Amendment and the Amended and Restated Bridge Credit Agreements (each as defined below), or pursuant to other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities. In connection with the Business Combination, on February 24, 2025, Holdings and certain of its subsidiaries entered into a second amendment to credit agreement (the Second Amendment) to amend that certain amended and restated credit agreement, dated as of March 11, 2022 (as amended, the Amended and Restated Credit Agreement) pursuant to which, subject to the terms and conditions set forth therein, the lenders party thereto agreed to provide certain of Holdings’ subsidiaries with: (x) incremental term loan B commitments under the Amended and Restated Credit Agreement in an aggregate amount of $843 million and (y) incremental revolving commitments in an aggregate amount of $570 million. Additionally, and in connection with the Business Combination, on January 29, 2025, Holdings and certain of its subsidiaries entered into bridge credit agreements, which bridge facilities were amended and restated on February 24, 2025 by operation of Holdings and certain of its subsidiaries entering into: (i) an Amended and Restated First Lien Bridge Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent pursuant to which the lenders party thereto have agreed to provide a $843 million interim loan facility (the Amended and Restated First Lien Bridge Credit Agreement); and (ii) an Amended and Restated Second Lien Bridge Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent pursuant to which the lenders party thereto have agreed to provide a $500 million interim loan facility (the Amended and Restated Second Lien Bridge Credit Agreement, and together with the Amended and Restated First Lien Bridge Credit Agreement, the Amended and Restated Bridge Credit Agreements). The proceeds of the commitments provided under the Second Amendment and Amended and Restated Bridge Credit Agreements, or of other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities, will be used, among other things, to finance the cash consideration payable to Dowlais shareholders pursuant to the Business Combination and expenses payable in connection with the Business Combination (including debt refinancing costs) and to refinance certain indebtedness of Dowlais in connection with the Business Combination.

While we expect to replace the Amended and Restated Bridge Credit Agreements with permanent financing before or after the completion of the Business Combination, our ability to pursue permanent financing will depend in part on global capital and credit market conditions, and we cannot assure that any such replacement financing will be available on terms satisfactory to us or at all. Additionally, if the Amended and Restated Bridge Credit Agreements have not been previously repaid in full on or prior to the one-year anniversary of the first date on which loans are made thereunder, any loans thereunder will automatically be converted into a term loan on terms likely to be significantly less favorable to the Company. While amounts are outstanding under the Amended and Restated Bridge Credit Agreements, the lenders party thereto may require that the Company issue notes in a Rule 144A or other private offering subject to certain terms and conditions, and to use the proceeds to repay all or a portion of the Amended and Restated Bridge Credit Agreements.

On a combined company basis, we expect that, together with Dowlais, we would have approximately $4.8 billion of indebtedness. In addition, we expect to have committed and undrawn availability under a revolving credit facility of approximately $1.5 billion. This substantial additional level of indebtedness that we expect to incur in connection with the Business Combination could have important consequences to our business, including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. Additionally, any agreements that we may enter into in connection with the pending Business Combination with Dowlais may contain a number of covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Any failure to comply with covenants in the instruments governing our indebtedness could result in a default under our debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

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

From the date of the Co-operation Agreement until to the closing date of the Business Combination, we are restricted from taking certain actions set forth in the Co-operation Agreement unless consented to by Dowlais or required by applicable law or contract as described in the Co-operation Agreement. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, to acquire other businesses and assets that would be reasonably likely to prevent or materially delay or prejudice the consummation of the Business Combination, to reclassify or issue the Company’s capital stock or other certain equity securities, and to pay dividends (or make any other distribution or return of capital). These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, have a material adverse effect on our financial condition and results of operations.

Stockholders in the combined company will be exposed to additional currency exchange rate fluctuations as, following completion of the Business Combination, there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.

As a result of the Business Combination, the financial results of the combined company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in foreign currencies. The combined company will present its financial statements in U.S. dollars and is expected to have a significant proportion of net assets and income in foreign currencies. The combined company’s financial condition and results of operations will therefore be more sensitive to movements in foreign exchange rates. A depreciation of foreign currencies relative to the U.S. dollar could have an adverse impact on the combined company’s financial results.

Certain Dowlais agreements may contain change of control provisions which, if not waived, could have material adverse effects on the combined company.

Dowlais is a party to various agreements with third parties, customer and supplier contracts and other material contracts, that may contain change of control provisions that will be triggered upon the completion of the Business Combination. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. To the extent waivers are required, the inability to obtain waivers from one or more relevant counterparties could have a material adverse effect on the combined company. Further, it is possible that a contractual counterparty or government agency may take a different view on the interpretation of a change in control provision to that taken by us, thereby resulting in a dispute.

The complexity of the integration and transition associated with the Business Combination may result in us incurring significant costs to implement changes to our internal control over financial reporting for the combined company.

The additional scale of Dowlais’ operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may result in us incurring significant costs, including management time, to integrate and implement changes to our internal control over financial reporting. In addition, we will have to train new associates and third-party providers and assume operations in jurisdictions where we have not previously had operations. We expect that the Business Combination may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Business Combination, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or implemented in an efficient manner which does not incur significant costs and management time. If we are unable to implement such changes to our internal control over financial reporting in an efficient manner, our business, financial condition and results of operations and the market perception thereof may be materially adversely affected.

Issuance of Company shares in connection with the Business Combination will significantly reduce our existing stockholders’ aggregate ownership and voting interest in the Company, will result in existing stockholders exercising less influence over management, and may adversely affect the market price of our shares.

In connection with the issuance of the Company Common Stock in connection with the Business Combination (the Share Issuance), we expect to issue additional Company shares. Company stockholders and Dowlais shareholders are expected to own approximately 51% and 49%, respectively, of the Company following completion of the Business Combination. The issuance of these new shares will significantly reduce our existing stockholders’ ownership and voting interest in the Company and, as a result, our existing stockholders, individually and in the aggregate, will be able to exert less influence over the Company, including with regard to its management and policies. The issuance of these new shares may also result in fluctuations in the market price of Company shares, including a price decrease.

Even if a material adverse change to Dowlais’s business or prospects were to occur prior to closing, we may not be able to invoke the offer conditions and terminate the Business Combination.

Under Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the Takeover Code), and except for a limited number of conditions, such as the approval of the Share Issuance and the Charter Amendment and the Dowlais shareholder approval (or the minimum acceptance condition if the Business Combination is implemented by way of a takeover offer (as defined in Chapter 3 of Part 28 of the Companies Act 2006)), we may invoke a condition to the Business Combination to cause the Business Combination not to proceed only if the UK Panel on Takeovers and Mergers (the Panel) is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to the Company in the context of the Business Combination. Because of this Panel consent requirement, the conditions, including as to a material adverse change affecting Dowlais, may provide us less protection than the customary conditions in an offer for a U.S. domestic company.

The Takeover Code restricts the Company’s ability to cause Dowlais to consummate the Business Combination and limits the relief the Company may obtain in the event Dowlais’s Board of Directors withdraws its support of the Business Combination.

The Takeover Code limits the contractual commitments that may be obtained from Dowlais to take actions in furtherance of the Business Combination, and Dowlais’s board of directors may, if its fiduciary duties so require, withdraw its recommendation in support for the Business Combination and withdraw the Court-sanctioned scheme of arrangement (the Scheme), at any time prior to the Scheme becoming effective. The Takeover Code does not permit Dowlais to pay any break fee to the Company if the Dowlais board of directors does so, nor can Dowlais be subject to any restrictions on soliciting or negotiating other offers or transactions involving Dowlais other than the restrictions that arise under the Takeover Code against undertaking actions or entering into agreements which may impact the Company’s takeover offer for Dowlais.

The pending Business Combination with Dowlais may be delayed or not occur at all for a variety of reasons, including that the Business Combination is subject to various closing conditions, including governmental, regulatory and shareholder approvals, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed.

It is currently anticipated that the Business Combination will be completed in the fourth calendar quarter of 2025. The consummation of the Business Combination is subject to the satisfaction or waiver of certain conditions. A number of the conditions are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Business Combination. These conditions include, among others: (i) the approval of the Scheme between Dowlais and its shareholders under Part 26 of the Companies Act 2006 (the Sanction Hearing) by a majority in number of Dowlais shareholders who are present and voting (either in person or by proxy) at the meeting (the Court Meeting) of the High Court of Justice in England and Wales (the Court) and who represent not less than 75% in value of the Dowlais shares voted by those Dowlais shareholders; (ii) the Court Meeting and any separate class meeting which may be required by the Court or any adjournment of any such meeting being held on or before the 22nd day after the expected date of the Court Meeting to be set out in the scheme document to be sent to Dowlais shareholders describing the terms and conditions of the Scheme and notices of Dowlais meetings and the forms of proxy applicable to Dowlais (the Scheme Document) (or such later date (a) as the Company and Dowlais may agree or (b) (in a competitive situation) as may be specified by the Company with the consent of the Panel, and in each case that, if so required, the Court may allow); (iii) approval of the requisite majority of the votes cast, either in person or by proxy, of the resolutions required to approve and implement the Scheme at the general meeting of Dowlais shareholders (the Dowlais General Meeting); (iv) the Dowlais General Meeting or any adjournment of that meeting being held on or before the 22nd day after the scheduled date of the Dowlais General Meeting to be set out in the Scheme Document (or such later date (a) as the Company and Dowlais may agree or (b) (in a competitive situation) as may be specified by the Company with the consent of the Panel, and in each case that, if so required, the Court may allow); (v) the sanction of the Scheme by the Court; (vi) the Sanction Hearing being held on or before the 22nd day after the expected date of the Sanction Hearing to be set out in the Scheme Document (or such later date (a) as the Company and Dowlais may agree or

(b) (in a competitive situation) as may be specified by the Company with the consent of the Panel, and in each case that, if so required, the Court may allow); (vii) the Scheme becoming unconditional and becoming effective, subject to the Takeover Code, by no later than 11:59 p.m. on June 29, 2026 (the Long Stop Date) (or such later date (if any) as the Company and Dowlais may agree, with the consent of the Panel, and the Court may allow); (viii) the amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock of the Company, par value $0.01 per share (the Company Common Stock) (the Charter Amendment), being duly approved by the affirmative vote of the holders of a majority in voting power of the Company Common Stock entitled to vote thereon at the Company stockholders meeting (the Company Special Meeting); (ix) the Share Issuance being duly approved by the affirmative vote of the holders of a majority in voting power of the Company Common Stock present in person or represented by proxy at the Company Special Meeting and entitled to vote on the Share Issuance; (x) confirmation having been received by the Company that the Company Common Stock has been approved for listing, subject to official notice of issuance, on the New York Stock Exchange and (xi) the receipt of certain required antitrust and other regulatory approvals.

Many of the conditions to complete the Business Combination are not within our control, and we cannot predict with certainty whether and when any of the remaining required conditions will be satisfied or if another uncertainty may arise. Failure to complete the Business Combination within the expected timeframe or at all could adversely affect our business, results of operations, financial condition, and the market price of the Company Common Stock in a number of ways, including that:
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
•we may experience negative publicity and/or reactions from our investors, associates, customers, and other business partners; and
•we may be subject to litigation related to any failure by us to complete the Business Combination or related to any enforcement proceeding commenced against us to perform our obligations under the Co-operation Agreement.

If certain conditions or approvals are not met or obtained, we may be required to pay a break fee under the terms of the Co-operation Agreement.

In certain circumstances, such as if our board of directors no longer recommends the Business Combination or if we fail to hold the stockholder meeting to obtain the approvals required in connection with the Business Combination prior to the Long Stop Date, we will be required to pay a break fee of $50 million to Dowlais. Furthermore, if we invoke (with the approval of the Panel) any regulatory condition or any regulatory conditions have not been satisfied or waived by us by the Long Stop Date, we will be required to pay a break fee of $50 million to Dowlais. In addition, if our stockholders do not approve the Charter Amendment and the Share Issuance and there has been no change in the recommendation of our board of directors, we will be required to pay a break fee of $14 million to Dowlais. If a break fee is ultimately required to be paid by us, the payment of such fee may have an adverse impact on our financial results.

Efforts to complete the Business Combination could disrupt our relationships with third parties and associates, divert management’s attention, or result in negative publicity or legal proceedings.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Business Combination, which may have a negative impact on our ongoing business, strategies and operations. Uncertainty regarding the outcome of the Business Combination and our future could disrupt our business relationships with our existing and potential customers, channel partners, service providers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or Dowlais. Uncertainty regarding the outcome of the Business Combination could also adversely affect our ability to recruit and retain key personnel and other associates. The pending Business Combination may also result in negative publicity and a negative impression of us in the financial markets and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Business Combination being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Business Combination from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended March 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2025	—	$—	—	$—
February 1 - February 28, 2025	—	—	—	—
March 1 - March 31, 2025	549,741	4.96	—	—
Total	549,741	$4.96	—	$—

Item 5. Other Information

During the quarterly period ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Number	Description of Exhibit

2.1	Rule 2.7 Announcement, dated January 29, 2025
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated January 29, 2025)

2.2	Co-operation Agreement, dated January 29, 2025, between American Axle & Manufacturing Holdings, Inc. and Dowlais
(Incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated January 29, 2025)

‡*10.1	Form of Performance Share Award (Free Cash Flow) for Executive Officers

‡*10.2	Form of Performance Unit Award (Free Cash Flow) for Executive Officers

10.3
Backstop Credit Agreement, dated January 29, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as administrative agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated January 29, 2025)

10.4
First Lien Bridge Facility, dated January 29, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as administrative agent

(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated January 29, 2025)

10.5
Second Lien Bridge Facility, dated January 29, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as administrative agent

(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated January 29, 2025)

10.6
Second Amendment and Incremental Facility Agreement, dated February 24, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as administrative agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 24, 2025)

10.7
Backstop Termination Letter Agreement, dated February 24, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc. and JPMorgan Chase Bank, N.A., as administrative agent

(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated February 24, 2025)

10.8
Amended and Restated First Lien Bridge Credit Agreement, dated February 24, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as administrative agent

(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated February 24, 2025)

10.9
Amended and Restated Second Lien Bridge Credit Agreement, dated February 24, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as administrative agent

(Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated February 24, 2025)

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

Number	Description of Exhibit

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32
Certifications of David C. Dauch, Chairman of the Board & Chief Executive Officer and Christopher J. May, Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

*	Filed herewith
**	Submitted electronically with this Report.
‡	Reflects Management or Compensatory Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer
May 2, 2025