Form 10-Q
period 2025-06-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2025-08-08
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 5, 2025, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 118,664,153 shares.

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
FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions, except per share data)

Net sales	$1,536.2	$1,632.3	$2,947.5	$3,239.2

Cost of goods sold	1,335.5	1,415.0	2,572.9	2,823.4

Gross profit	200.7	217.3	374.6	415.8

Selling, general and administrative expenses	100.8	105.2	191.7	203.5

Amortization of intangible assets	20.4	20.6	41.0	41.3

Impairment charge (Note 2)	8.0	—	8.0	—

Restructuring and acquisition-related costs	16.5	5.0	36.2	7.5

Operating income	55.0	86.5	97.7	163.5

Interest expense	(43.1)	(47.9)	(86.0)	(96.9)

Interest income	5.6	6.1	11.2	14.4

Other income (expense)
Debt refinancing and redemption costs	—	(0.3)	(3.3)	(0.3)
Gain on Business Combination Derivative (Note 6)	46.3	—	68.2	—
Loss on equity securities	—	(0.2)	—	(0.1)
Other income (expense), net	3.6	(8.8)	0.7	(8.8)

Income before income taxes	67.4	35.4	88.5	71.8

Income tax expense	28.1	17.2	42.1	33.1

Net income	$39.3	$18.2	$46.4	$38.7

Basic earnings per share	$0.32	$0.15	$0.38	$0.32

Diluted earnings per share	$0.32	$0.15	$0.38	$0.32

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$39.3	$18.2	$46.4	$38.7

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(0.2)	(0.6)	(0.5)	(1.2)
Foreign currency translation adjustments	24.8	(14.3)	48.1	(29.6)
Changes in hedges, net of tax (b)	8.8	(19.0)	11.0	(8.2)
Other comprehensive income (loss)	33.4	(33.9)	58.6	(39.0)

Comprehensive income (loss)	$72.7	$(15.7)	$105.0	$(0.3)

(a)	Amounts are net of tax of $0.1 million and $0.2 million for the three and six months ended June 30, 2025 and $0.3 million and $0.6 million for the three and six months ended June 30, 2024.
(b)	Amounts are net of tax of $(2.8) million and $(3.7) million for the three and six months ended June 30, 2025 and $2.6 million and $(0.4) million for the three and six months ended June 30, 2024.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$586.5	$552.9
Accounts receivable, net	844.5	709.1
Inventories, net	449.1	442.5
Prepaid expenses and other	230.8	152.2
Current assets held-for-sale	61.0	58.1
Total current assets	2,171.9	1,914.8

Property, plant and equipment, net	1,624.0	1,622.8
Deferred income taxes	190.6	199.5
Goodwill	174.8	172.0
Other intangible assets, net	415.9	456.7
GM postretirement cost sharing asset	114.4	111.7
Operating lease right-of-use assets	106.4	110.3
Other assets and deferred charges	475.6	472.1
Total assets	$5,273.6	$5,059.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$21.9	$47.9
Accounts payable	771.8	700.5
Accrued compensation and benefits	185.3	193.0
Deferred revenue	27.4	14.2
Current portion of operating lease liabilities	23.0	22.8
Accrued expenses and other	167.6	172.4
Current liabilities held-for-sale	30.4	24.4
Total current liabilities	1,227.4	1,175.2

Long-term debt, net	2,599.8	2,576.9
Deferred revenue	38.4	37.0
Deferred income taxes	13.5	11.8
Long-term portion of operating lease liabilities	85.8	89.9
Postretirement benefits and other long-term liabilities	635.7	606.3
Total liabilities	4,600.6	4,497.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
129.9 million shares issued as of June 30, 2025 and 128.3 million shares issued as of December 31, 2024	1.3	1.3
Paid-in capital	1,405.5	1,397.6
Accumulated deficit	(201.8)	(248.2)
Treasury stock at cost, 11.3 million shares as of June 30, 2025 and 10.7 million shares as of December 31, 2024	(238.4)	(235.7)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(157.7)	(157.2)
Foreign currency translation adjustments	(138.9)	(187.0)
Unrecognized gain (loss) on hedges, net of tax	3.0	(8.0)
Total stockholders' equity	673.0	562.8
Total liabilities and stockholders' equity	$5,273.6	$5,059.9
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(in millions)
Operating activities
Net income	$46.4	$38.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	225.7	237.4
Impairment charge (Note 2)	8.0	—
Deferred income taxes	6.8	5.3
Stock-based compensation	7.9	7.8
Pensions and other postretirement benefits, net of contributions	(4.4)	(4.3)
Loss on disposal of property, plant and equipment, net	0.3	4.3
Loss on equity securities	—	0.1
Gain on Business Combination Derivative (Note 6)	(68.2)	—
Debt refinancing and redemption costs	3.3	0.3
Changes in operating assets and liabilities
Accounts receivable	(128.0)	(127.3)
Inventories	11.9	6.0
Accounts payable and accrued expenses	54.9	45.0
Deferred revenue	8.7	(4.5)
Other assets and liabilities	(25.5)	(48.2)
Net cash provided by operating activities	147.8	160.6

Investing activities
Purchases of property, plant and equipment	(126.6)	(96.8)
Proceeds from sale of property, plant and equipment	5.0	3.3
Proceeds from government grants	—	2.0
Proceeds from disposition of affiliates (Note 2)	30.1	—
Acquisition of business, net of cash acquired	(1.3)	(1.3)
Proceeds from sale of equity securities	—	0.8
Other investing activities	(5.8)	(2.9)
Net cash used in investing activities	(98.6)	(94.9)

Financing activities
Proceeds from issuance of long-term debt	2.5	—
Payments of long-term debt	(7.5)	(47.7)
Debt issuance costs	(11.6)	(1.7)
Purchase of treasury stock	(2.7)	(2.8)
Other financing activities	(10.7)	(6.3)
Net cash used in financing activities	(30.0)	(58.5)

Effect of exchange rate changes on cash	14.4	(7.2)

Net increase in cash and cash equivalents	33.6	—

Cash and cash equivalents at beginning of period	552.9	519.9

Cash and cash equivalents at end of period	$586.5	$519.9

Supplemental cash flow information
Interest paid	$83.9	$101.7
Income taxes paid, net	$27.6	$22.8
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Accumulated	Treasury	Other Comprehensive
	Outstanding	Value	Capital	Deficit	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2024	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)
Net income	—	—	—	20.5	—	—
Vesting of stock-based compensation	0.8	—	—	—	—	—
Stock-based compensation	—	—	3.8	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.7)	—
Changes in hedges	—	—	—	—	—	10.8
Foreign currency translation adjustments	—	—	—	—	—	(15.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at March 31, 2024	117.5	$1.3	$1,386.4	$(262.7)	$(235.6)	$(268.0)
Net income	—	—	—	18.2	—	—
Vesting of stock-based compensation	0.1	—	—	—	—	—
Stock-based compensation	—	—	4.0	—	—	—
Purchase of treasury stock	—	—	—	—	(0.1)	—
Changes in hedges	—	—	—	—	—	(19.0)
Foreign currency translation adjustments	—	—	—	—	—	(14.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at June 30, 2024	117.6	$1.3	$1,390.4	$(244.5)	$(235.7)	$(301.9)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Accumulated	Treasury	Other Comprehensive
	Outstanding	Value	Capital	Deficit	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2025	117.6	$1.3	$1,397.6	$(248.2)	$(235.7)	$(352.2)
Net income	—	—	—	7.1	—	—
Vesting of stock-based compensation	1.3	—	—	—	—	—
Stock-based compensation	—	—	3.9	—	—	—
Purchase of treasury stock	(0.6)	—	—	—	(2.7)	—
Changes in hedges	—	—	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	23.3
Defined benefit plans, net	—	—	—	—	—	(0.3)
Balance at March 31, 2025	118.3	$1.3	$1,401.5	$(241.1)	$(238.4)	$(327.0)
Net income	—	—	—	39.3	—	—
Vesting of stock-based compensation	0.3	—	—	—	—	—
Stock-based compensation	—	—	4.0	—	—	—
Changes in hedges	—	—	—	—	—	8.8
Foreign currency translation adjustments	—	—	—	—	—	24.8
Defined benefit plans, net	—	—	—	—	—	(0.2)
Balance at June 30, 2025	118.6	$1.3	$1,405.5	$(201.8)	$(238.4)	$(293.6)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid, and internal combustion vehicles. Headquartered in Detroit, Michigan, with over 75 facilities in 15 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

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
Accounting Standards Update 2023-09
On December 14, 2023, the FASB issued ASU 2023-09 - Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. ASU 2023-09 also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance became effective at the beginning of our 2025 fiscal year and may be applied either retrospectively or prospectively. We adopted this guidance on January 1, 2025 and the adoption of this guidance will result in modifications to AAM's income tax disclosures to adhere to the new requirements, but is not expected to otherwise have a significant impact on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Standards Not Yet Adopted
Accounting Standards Update 2024-03
On November 4, 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 expands existing annual and interim requirements for costs and expenses to include a footnote disclosure disaggregating expense captions on the face of the income statement by specific expense categories using a tabular presentation. ASU 2024-03 also requires a qualitative disclosure of the amounts remaining in relevant expense captions that are not separately disclosed as part of the specific expense categories, as well as disclosures about the entity's total selling expenses and in annual periods, a definition of selling expenses. This guidance becomes effective at the beginning of our 2027 fiscal year for annual requirements, and at the beginning of our 2028 fiscal year for interim requirements, using either a prospective or retrospective transition method. We expect to adopt this guidance on January 1, 2027 for the annual requirements and on January 1, 2028 for the interim requirements. We are currently assessing the impact that this standard will have on our consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS AND DISPOSITIONS

Pending Business Combination with Dowlais Group plc

In the first quarter of 2025, AAM announced that we reached an agreement with the Board of Directors of Dowlais Group plc (Dowlais) on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais (the Business Combination). In connection with the Business Combination, on January 29, 2025, AAM and Dowlais entered into a Co-operation Agreement.

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each Dowlais ordinary share: 0.0881 shares of new AAM common stock and 43 pence per share in cash (approximately $0.59 per share as of June 30, 2025). The transaction has been unanimously approved by the Boards of Directors of AAM and Dowlais and has also been approved by both sets of shareholders. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close in the fourth quarter of 2025, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. See Note 5 - Long-Term Debt for additional detail regarding financing for the Business Combination.

Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited for a sales price of $65.0 million (the India Sale Agreement). As such, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale, resulting in $61.0 million of assets and $30.4 million of liabilities classified as held-for-sale in our Condensed Consolidated Balance Sheet as of June 30, 2025. The sale of AAM India Manufacturing Corporation Pvt., Ltd. did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results.

In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd, which is subject to customary post-closing adjustments, including a working capital true-up, that we expect will be finalized in the third quarter of 2025. We estimate that total cash proceeds from the sale, net of cash divested, will be approximately $65.0 million subsequent to post-closing adjustments, of which we collected approximately $58.0 million at closing, and the remainder is expected to be collected in the second half of 2025.

For the three and six months ended June 30, 2025, we recorded an impairment charge of $8.0 million to reduce the carrying value of this business to fair value less costs to sell.

Disposition of Affiliates

In the first quarter of 2025, we exited our 50% ownership of both Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd. As a result, we collected $30.1 million in cash, which approximated the carrying value of our investments in these joint ventures at the time of disposition. We accounted for these Chinese joint ventures as equity method investments and, as such, their results of operations, cash flows and account balances were not consolidated in our financial statements.

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

Inventories consist of the following:

	June 30, 2025	December 31, 2024
	(in millions)

Raw materials and work-in-progress	$379.4	$362.0
Finished goods	101.0	108.4
Gross inventories	480.4	470.4
Inventory valuation reserves	(31.3)	(27.9)
Inventories, net	$449.1	$442.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the six months ended June 30, 2025:

Consolidated
(in millions)
Balance at December 31, 2024	$172.0
Foreign currency translation	2.8
Balance at June 30, 2025	$174.8

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

At June 30, 2025, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

In October 2024, we entered into a definitive agreement to sell AAM India Manufacturing Corporation Pvt., Ltd. As a result, we have classified $8.3 million of goodwill associated with this business as held-for-sale in our Condensed Consolidated Balance Sheet as of June 30, 2025. See Note 2 - Acquisitions and Dispositions for more detail.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	June 30,			December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$61.1	$(54.3)	$6.8	$60.9	$(52.6)	$8.3
Customer platforms	856.2	(523.3)	332.9	856.2	(491.6)	364.6
Customer relationships	53.0	(28.2)	24.8	53.0	(26.5)	26.5
Technology and other	149.5	(98.1)	51.4	153.8	(96.5)	57.3
Total	$1,119.8	$(703.9)	$415.9	$1,123.9	$(667.2)	$456.7

Amortization expense for our intangible assets was $20.4 million for the three months ended June 30, 2025 and $20.6 million for the three months ended June 30, 2024, and was $41.0 million for the six months ended June 30, 2025 and $41.3 million for the six months ended June 30, 2024. Estimated amortization expense for the years 2025 through 2029 is expected to be approximately $80 million per year on an AAM standalone basis without giving effect to amortization expense that could be incurred in connection with the Business Combination.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	484.3	484.3
Term Loan B Facility	648.0	648.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
5.00% Notes due 2029	600.0	600.0
Non-U.S. credit facilities and other	23.8	27.6
Total debt	2,656.1	2,659.9
Less: Current portion of long-term debt	21.9	47.9
Long-term debt	2,634.2	2,612.0
Less: Debt issuance costs	34.4	35.1
Long-term debt, net	$2,599.8	$2,576.9

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

On February 24, 2025, Holdings and AAM, Inc. entered into the Second Amendment to the Amended and Restated Credit Facility and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an $843.0 million incremental Term Loan B Facility in connection with the Business Combination, and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 was not changed by the Second Amendment.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On May 16, 2024, Holdings and AAM, Inc. entered into a refinancing facility agreement (the Refinancing Facility Agreement), that established a new Term Loan B Facility of $648.0 million (the New Term Loan B Facility) and amended the Amended and Restated Credit Agreement to, among other things, update the applicable interest rate on the New Term Loan B Facility. The proceeds from the New Term Loan B Facility, together with $2.2 million cash on hand, were used to a) prepay the entire principal amount of the then-outstanding Term Loan B Facility, b) pay all accrued and unpaid interest due under the then-outstanding Term Loan B Facility and c) pay fees, costs and expenses payable in connection with the refinancing of the Term Loan B Facility. The New Term Loan B Facility will mature on December 13, 2029 (TLB Maturity), subject to a springing maturity that will apply if on any date prior to the TLB Maturity any of AAM's senior notes exceed $250 million outstanding within 91 days of the maturity date of such senior notes. In connection with the Refinancing Facility Agreement, we paid $1.7 million of debt refinancing costs and paid accrued interest of $0.5 million relating to the Term Loan B Facility. The terms of the Term Loan A Facility and the Revolving Credit Facility under the Amended and Restated Credit Agreement, including their respective interest rates and maturity dates in the first quarter of 2027, were not changed by the Refinancing Facility Agreement.

At June 30, 2025, we had $897.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.9 million primarily for standby letters of credit issued against the facility.

As of June 30, 2025, we have prepaid $10.1 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

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

Repurchase of 6.25% Notes Due 2026 In the second quarter of 2024, we voluntarily redeemed a portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payment of $30.0 million and $0.4 million in accrued interest. We also expensed approximately $0.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. In the six months ended June 30, 2024, we also completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the six months ended June 30, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Non-U.S. credit facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At June 30, 2025, $23.8 million was outstanding under our non-U.S. credit facilities, as compared to $27.6 million at December 31, 2024. At June 30, 2025, an additional $77.9 million was available under our non-U.S. credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 6.7% at June 30, 2025 and 6.5% at December 31, 2024.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of June 30, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $234.6 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the first quarter of 2028 and the purchase of certain working capital items into the first quarter of 2026.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and Pound sterling. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense) in our Condensed Consolidated Statement of Income. At June 30, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to $783.8 million.

Fixed-to-fixed cross-currency swap In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At June 30, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $206.3 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027.

Variable-to-fixed interest rate swap In 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of June 30, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow and fair value hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Six Months Ended		Statement	to be Reclassified
	Reclassified into	June 30,		June 30,		Line Item	During the
	Net Income	2025	2024	2025	2024	2025	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$(1.9)	$5.7	$(6.0)	$10.4	$2,572.9	$3.7
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	(17.0)	2.0	(25.0)	7.0	0.7	—
Variable-to-fixed interest rate swap	Interest Expense	0.4	1.1	1.4	1.4	(86.0)	0.1

See Note 8 - Reclassifications out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amount and location of gains recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain (Loss) Recognized During				Total of Financial
	of Gain (Loss)	Three Months Ended		Six Months Ended		Statement
	Recognized in	June 30,		June 30,		Line Item
	Net Income	2025	2024	2025	2024	2025
		(in millions)

Currency forward contracts	Other Income (Expense), net	$2.8	$(2.8)	$3.7	$(1.7)	$0.7
Currency forward contracts	Gain on Business Combination Derivative	46.3	—	68.2	—	68.2

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	June 30, 2025	December 31, 2024	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$235.9	$257.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	4.3	1.2	Level 2
Nondesignated - currency forward contracts	70.3	—	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	3.2	—	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	—	0.9	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.7	14.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	6.2	2.2	Level 2
Nondesignated - currency forward contracts	—	1.6	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.8	7.3	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	23.3	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	11.0	5.0	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities, and borrowings under non-U.S. credit facilities approximate their fair values due to the short-term maturities of these instruments.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	484.3	486.1	484.3	486.1	Level 2
Term Loan B Facility	648.0	643.1	648.0	652.9	Level 2
6.875% Notes due 2028	400.0	395.9	400.0	395.0	Level 2
6.50% Notes due 2027	500.0	498.2	500.0	493.5	Level 2
5.00% Notes due 2029	600.0	547.5	600.0	544.5	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three and six months ended June 30, 2025 and June 30, 2024 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at March 31, 2025	$(157.5)		$(163.7)	$(5.8)		$(327.0)

Other comprehensive income (loss) before reclassifications	—		24.8	(6.9)		17.9

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	1.4		1.4

Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	(a)	—	18.5	(b)	18.2

Income taxes reclassified into net income	0.1		—	(4.2)		(4.1)

Net change in accumulated other comprehensive income (loss)	(0.2)		24.8	8.8		33.4

Balance at June 30, 2025	$(157.7)		$(138.9)	$3.0		$(293.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at March 31, 2024	$(145.9)		$(157.6)	$35.5		$(268.0)

Other comprehensive loss before reclassifications	—		(14.3)	(12.8)		(27.1)

Income tax effect of other comprehensive loss before reclassifications	—		—	2.6		2.6

Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(a)	—	(8.8)	(b)	(9.7)

Income taxes reclassified into net income	0.3		—	—		0.3

Net change in accumulated other comprehensive income (loss)	(0.6)		(14.3)	(19.0)		(33.9)

Balance at June 30, 2024	$(146.5)		$(171.9)	$16.5		$(301.9)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended June 30, 2025 and June 30, 2024.

(b)
The amounts reclassified from AOCI included $1.9 million in cost of goods sold (COGS), $(0.4) million in interest expense and $17.0 million in Other income (expense), net for the three months ended June 30, 2025 and $(5.7) million in COGS, $(1.1) million in interest expense and $(2.0) million in Other income (expense), net for the three months ended June 30, 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Defined Benefit Plans		Foreign Currency Translation Adjustments		Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2024	$(157.2)		$(187.0)		$(8.0)		$(352.2)

Other comprehensive income (loss) before reclassifications	—		41.7		(14.9)		26.8

Income tax effect of other comprehensive income (loss) before reclassifications	—		—		3.1		3.1

Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	(a)	6.4	(c)	29.6	(b)	35.3

Income taxes reclassified into net income	0.2		—		(6.8)		(6.6)

Net change in accumulated other comprehensive income (loss)	(0.5)		48.1		11.0		58.6

Balance at June 30, 2025	$(157.7)		$(138.9)		$3.0		$(293.6)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

Other comprehensive income (loss) before reclassifications	—		(29.6)	11.0		(18.6)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	(2.4)		(2.4)

Amounts reclassified from accumulated other comprehensive income (loss)	(1.8)	(a)	—	(18.8)	(b)	(20.6)

Income taxes reclassified into net income	0.6		—	2.0		2.6

Net change in accumulated other comprehensive income (loss)	(1.2)		(29.6)	(8.2)		(39.0)

Balance at June 30, 2024	$(146.5)		$(171.9)	$16.5		$(301.9)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the six months ended June 30, 2025 and June 30, 2024.

(b)
The amounts reclassified from AOCI included $6.0 million in COGS, $(1.4) million in interest expense and $25.0 million in Other income (expense), net for the six months ended June 30, 2025 and $(10.4) million in COGS, $(1.4) million in interest expense and $(7.0) million in Other income (expense), net for the six months ended June 30, 2024.

(c)
The amount reclassified from AOCI to net income for the six months ended June 30, 2025 reflects AAM's 50% share of the cumulative translation adjustment associated with the two Chinese joint ventures that we exited in the first quarter of 2025. This amount was reclassified to Other income (expense), net. See Note 2 - Acquisitions and Dispositions for further details.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)

Service cost	$—	$0.2	$0.1	$0.5
Interest cost	6.0	5.8	12.0	11.6
Expected asset return	(6.4)	(7.1)	(12.8)	(14.3)
Amortized loss	2.2	1.7	4.3	3.4
Net periodic benefit cost	$1.8	$0.6	$3.6	$1.2

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)

Service cost	$—	$0.1	$—	$0.1
Interest cost	2.2	2.1	4.5	4.2
Amortized gain	(2.4)	(2.5)	(4.7)	(5.0)
Amortized prior service credit	(0.1)	(0.1)	(0.3)	(0.2)
Net periodic benefit credit	$(0.3)	$(0.4)	$(0.5)	$(0.9)

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, we have a noncurrent pension liability of $78.8 million and $78.3 million, respectively. As of June 30, 2025 and December 31, 2024, we have a noncurrent other postretirement benefits liability of $265.0 million and $265.3 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)

Beginning balance	$62.6	$67.6	$60.6	$66.3
Accruals	3.5	3.8	7.6	7.7
Payments	(2.7)	(2.9)	(5.2)	(5.1)
Adjustment to prior period accruals	(1.9)	(0.5)	(1.9)	(0.5)
Foreign currency translation	1.0	(0.3)	1.4	(0.7)
Ending balance	$62.5	$67.7	$62.5	$67.7

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and six months ended June 30, 2025 and 2024. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended June 30, 2025
	(in millions)
	Driveline	Metal Forming	Total
North America	$822.7	$317.8	$1,140.5
Asia	142.9	2.7	145.6
Europe	88.6	111.5	200.1
South America	27.1	22.9	50.0
Total	$1,081.3	$454.9	$1,536.2

	Three Months Ended June 30, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$849.2	$357.7	$1,206.9
Asia	143.9	5.2	149.1
Europe	110.5	123.1	233.6
South America	20.7	22.0	42.7
Total	$1,124.3	$508.0	$1,632.3

	Six Months Ended June 30, 2025
	(in millions)
	Driveline	Metal Forming	Total
North America	$1,537.2	$636.3	$2,173.5
Asia	280.6	6.1	286.7
Europe	172.5	222.7	395.2
South America	48.2	43.9	92.1
Total	$2,038.5	$909.0	$2,947.5

	Six Months Ended June 30, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$1,677.2	$703.6	$2,380.8
Asia	286.6	13.2	299.8
Europe	232.0	247.4	479.4
South America	34.9	44.3	79.2
Total	$2,230.7	$1,008.5	$3,239.2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2024	$709.1	$14.2	$37.0
June 30, 2025	844.5	27.4	38.4
Increase/(decrease)	$135.4	$13.2	$1.4

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $10.9 million and $8.1 million for the six months ended June 30, 2025 and 2024, respectively.

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
A summary of our restructuring activity for the first six months of 2025 and 2024 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2023	$3.0	$1.7	$4.7
Charges	4.5	1.5	6.0
Cash utilization	(2.4)	(1.2)	(3.6)
Accrual at June 30, 2024	$5.1	$2.0	$7.1

Accrual at December 31, 2024	$0.8	$2.0	$2.8
Charges	1.4	4.9	6.3
Cash utilization	(2.2)	(4.6)	(6.8)
Accrual at June 30, 2025	$—	$2.3	$2.3
As part of our restructuring actions, we incurred total severance charges of approximately $1.4 million and $4.5 million during the six months ended June 30, 2025 and 2024, respectively. We also incurred total implementation costs of approximately $4.9 million and $1.5 million during the six months ended June 30, 2025 and 2024, respectively. Implementation costs consist primarily of plant exit costs.
Approximately $3.5 million of our total restructuring costs for the six months ended June 30, 2025 related to the 2024 Program and approximately $2.8 million were associated with Tekfor. From inception of the 2024 Program, we have incurred $13.0 million of total restructuring costs under this program. We have incurred $5.4 million of total restructuring costs associated with Tekfor.
Approximately $2.0 million and $3.4 million of our total restructuring costs for the six months ended June 30, 2025 related to our Driveline and Metal Forming segments, respectively, while the reminder were corporate costs. Approximately $3.9 million of our total restructuring costs for the six months ended June 30, 2024 related to our Driveline segment and these costs were primarily associated with the planned closure of our Glasgow Manufacturing Facility in Scotland, which is part of the 2024 Program. Approximately $1.7 million of our total restructuring costs for the six months ended June 30, 2024 related to our Metal Forming segment, while the remainder were corporate costs. We expect to incur approximately $30 million to $40 million of total restructuring charges in 2025.
The following table represents a summary of acquisition-related costs associated with the Business Combination and integration costs primarily related to our previous acquisition of Tekfor:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the six months ended June 30, 2025	$29.8	$0.1	$29.9
Charges for the six months ended June 30, 2024	—	1.5	1.5
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Income and totaled $16.5 million and $5.0 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $36.2 million and $7.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

Our income tax expense and effective income tax rates for the three and six months ended June 30, 2025 and June 30, 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)

Income tax expense	$28.1	$17.2	$42.1	$33.1
Effective income tax rate	41.7%	48.6%	47.6%	46.1%

During the three and six months ended June 30, 2025 and June 30, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. Our effective income tax rates for the three and six months ended June 30, 2025 vary from our effective income tax rates for the three and six months ended June 30, 2024 primarily as a result of the mix of earnings on a jurisdictional basis.

For the three and six months ended June 30, 2025, our effective income tax rates vary from the U.S. federal statutory rate primarily due to the unfavorable impact of disallowed interest expense deductions in the U.S., as well as the mix of earnings on a jurisdictional basis, and the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, for the three and six months ended June 30, 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the three and six months ended June 30, 2024, our effective income tax rates varied from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income, partially offset by the impact of certain favorable non-U.S. tax rates and the impact of tax credits.

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

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements as of, and for the six months ended, June 30, 2025 and June 30, 2024, with the exception of the income tax receivable of $10.1 million that was paid by AAM to the IRS in 2023. As of June 30, 2025, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2024, is estimated to be in the range of approximately $315 million to $365 million.

The IRS has subsequently issued to AAM additional NOPAs for this matter for each of the tax years 2016 through 2020. The issuance of these NOPAs does not impact the aforementioned estimated range of potential income tax expense and interest charges and does not alter AAM’s belief that it is more likely than not that our structure did not give rise to FBCSI and that it’s likely that we will be successful in ultimately defending our position.

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of June 30, 2025 and December 31, 2024, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $39.0 million and $34.2 million, respectively.

Recently Enacted Tax Legislation

On July 4, 2025, H.R. 1 (the One Big Beautiful Bill or the Act) was enacted into law introducing a broad range of U.S. federal tax reform provisions, which included, among other items, extending and modifying certain key Tax Cuts & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of other incentives. We expect that the most impactful provision of the Act for AAM is a permanent modification to the interest expense limitation rules under Internal Revenue Code (IRC) Section 163(j), including an amendment to the Adjusted Taxable Income (ATI) calculation required under IRC Section 163(j)(8)(A).

Based on the provisions of the Act, ATI will now be computed without regard to any deduction allowable for depreciation and amortization (based on EBITDA as the interest limitation base), which could materially reduce future limitations on the deductibility of our business interest expense and may result in the realization of additional deferred tax assets related to previously disallowed interest expense carryforwards. The One Big Beautiful Bill was enacted on July 4, 2025 and therefore did not impact our financial statements as of, and for the period ended, June 30, 2025. We are evaluating the full impact of the Act and we expect to reflect the impact in our financial statements for the period ending September 30, 2025, the period of enactment.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Numerator
Net income	$39.3	$18.2	$46.4	$38.7
Less: Net income attributable to participating securities	(1.6)	(0.7)	(1.9)	(1.3)
Net income attributable to common shareholders - Basic and Dilutive	$37.7	$17.5	$44.5	$37.4

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	123.9	121.9	123.2	121.4
Less: Weighted-average participating securities	(5.3)	(4.3)	(5.0)	(4.0)
Weighted-average common shares outstanding	118.6	117.6	118.2	117.4

Effect of dilutive securities -
Dilutive stock-based compensation	0.2	0.1	0.1	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	118.8	117.7	118.3	117.5

Basic EPS	$0.32	$0.15	$0.38	$0.32

Diluted EPS	$0.32	$0.15	$0.38	$0.32

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

The following tables represent information by reportable segment for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30, 2025
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$1,082.1	$598.4	$—	$1,680.5
Less: Intersegment sales	0.8	143.5	—	144.3
Net external sales	$1,081.3	$454.9	$—	$1,536.2
Cost of goods sold (a)	864.0	383.7	—	1,247.7
Selling, general and administrative expenses (b)	72.9	22.6	—	95.5
Other segment expense (income), net (c)	(4.5)	(4.7)	—	(9.2)
Segment Adjusted EBITDA	$148.9	$53.3	$—	$202.2

Depreciation and amortization	$60.0	$53.5	$—	$113.5

Capital expenditures	$32.0	$24.9	$0.4	$57.3

(a) Cost of goods sold excludes depreciation and amortization, which was $50.9 million for Driveline and $36.9 million for Metal Forming for the three months ended June 30, 2025.
(b) Selling, general and administrative expenses excludes depreciation, which was $4.5 million for Driveline and $0.8 million for Metal Forming for the three months ended June 30, 2025.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30, 2024
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$1,124.5	$653.1	$—	$1,777.6
Less: Intersegment sales	0.2	145.1	—	145.3
Net external sales	$1,124.3	$508.0	$—	$1,632.3
Cost of goods sold (a)	893.5	427.6	—	1,321.1
Selling, general and administrative expenses (b)	79.0	21.2	—	100.2
Other segment expense (income), net (c)	—	2.6	—	2.6
Segment Adjusted EBITDA	$151.8	$56.6	$—	$208.4

Depreciation and amortization	$62.0	$57.6	$—	$119.6

Capital expenditures	$28.4	$19.6	$0.8	$48.8

(a) Cost of goods sold excludes depreciation and amortization, which was $52.9 million for Driveline and $41.0 million for Metal Forming for the three months ended June 30, 2024.
(b) Selling, general and administrative expenses excludes depreciation, which was $4.1 million for Driveline and $0.9 million for Metal Forming for the three months ended June 30, 2024.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

	Six Months Ended June 30, 2025
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$2,039.9	$1,174.2	$—	$3,214.1
Less: Intersegment sales	1.4	265.2	—	266.6
Net external sales	$2,038.5	$909.0	$—	$2,947.5
Cost of goods sold (a)	1,629.6	769.0	—	2,398.6
Selling, general and administrative expenses (b)	138.8	42.5	—	181.3
Other segment expense (income), net (c)	(4.1)	(7.8)	—	(11.9)
Segment Adjusted EBITDA	$274.2	$105.3	$—	$379.5

Depreciation and amortization	$119.4	$106.3	$—	$225.7

Capital expenditures	$73.5	$52.1	$1.0	$126.6

Total assets	$2,540.0	$1,650.6	$1,083.0	$5,273.6

(a) Cost of goods sold excludes depreciation and amortization, which was $101.4 million for Driveline and $72.9 million for Metal Forming for the six months ended June 30, 2025.
(b) Selling, general and administrative expenses excludes depreciation, which was $8.7 million for Driveline and $1.7 million for Metal Forming for the six months ended June 30, 2025.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended June 30, 2024
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$2,230.9	$1,297.2	$—	$3,528.1
Less: Intersegment sales	0.2	288.7	—	288.9
Net external sales	$2,230.7	$1,008.5	$—	$3,239.2
Cost of goods sold (a)	1,774.9	862.4	—	2,637.3
Selling, general and administrative expenses (b)	150.8	42.8	—	193.6
Other segment expense (income), net (c)	(4.2)	(1.5)	—	(5.7)
Segment Adjusted EBITDA	$309.2	$104.8	$—	$414.0

Depreciation and amortization	$124.1	$113.3	$—	$237.4

Capital expenditures	$53.0	$42.0	$1.8	$96.8

Total assets	$2,538.7	$1,757.1	$1,040.9	$5,336.7

(a) Cost of goods sold excludes depreciation and amortization, which was $106.0 million for Driveline and $80.1 million for Metal Forming for the six months ended June 30, 2024.
(b) Selling, general and administrative expenses excludes depreciation, which was $8.1 million for Driveline and $1.8 million for Metal Forming for the six months ended June 30, 2024.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income before income taxes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Total segment adjusted EBITDA	$202.2	$208.4	$379.5	$414.0
Interest expense	(43.1)	(47.9)	(86.0)	(96.9)
Depreciation and amortization	(113.5)	(119.6)	(225.7)	(237.4)
Restructuring and acquisition-related costs	(16.5)	(5.0)	(36.2)	(7.5)
Gain on Business Combination Derivative (Note 6)	46.3	—	68.2	—
Loss on equity securities	—	(0.2)	—	(0.1)
Debt refinancing and redemption costs	—	(0.3)	(3.3)	(0.3)
Impairment charge (Note 2)	(8.0)	—	(8.0)	—
Income before income taxes	$67.4	$35.4	$88.5	$71.8

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

COMPANY OVERVIEW

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid, and internal combustion vehicles. Headquartered in Detroit, Michigan, with over 75 facilities in 15 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 44% of our consolidated net sales for the first six months of 2025, 41% for the first six months of 2024 and 42% for the full year 2024.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup trucks and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 13% of our consolidated net sales for the first six months of 2025, 14% for the first six months of 2024 and 13% for the full year 2024.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 15% of our consolidated net sales for the first six months of 2025 and 13% for both the first six months of 2024 and the full year 2024.

No other customer represented 10% or more of consolidated net sales during these periods.

Pending Business Combination with Dowlais Group plc

In the first quarter of 2025, AAM announced that we reached an agreement with the Board of Directors of Dowlais Group plc (Dowlais) on the terms of a recommended cash and share offer to be made by AAM to acquire the entire issued and to be issued ordinary share capital of Dowlais (the Business Combination). In connection with the Business Combination, on January 29, 2025, AAM and Dowlais entered into a Co-operation Agreement.

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each Dowlais ordinary share: 0.0881 shares of new AAM common stock and 43 pence per share in cash (approximately $0.59 per share as of June 30, 2025). The transaction has been unanimously approved by the Boards of Directors of AAM and Dowlais and has also been approved by both sets of shareholders. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close in the fourth quarter of 2025, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited for a sales price of $65 million (the India Sale Agreement). In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd., which is subject to customary post-closing adjustments, including a working capital true-up, that we expect will be finalized in the third quarter of 2025. We estimate that total cash proceeds from the sale, net of cash divested, will be approximately $65 million subsequent to post-closing adjustments, of which we collected approximately $58 million at closing, and the remainder is expected to be collected in the second half of 2025.

For the three and six months ended June 30, 2025, we recorded an impairment charge of $8 million to reduce the carrying value of this business to fair value less costs to sell.

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

For the six months ended June 30, 2025, we have incurred approximately $10 million of costs related to the aforementioned tariffs and we expect to continue to incur costs from tariffs in future periods. We are implementing mitigation actions and pursuing recoveries from our customers for the cost increases resulting from the tariffs but have not reached final agreement with our customers and therefore the amount and timing of such recoveries is unknown. For the full year 2025, we anticipate the impact on earnings of these tariffs to be approximately $10 million to $15 million after mitigation actions and estimated customer recoveries. However, due to uncertainty associated with the potential further implementation or expansion of tariffs, as well as the potential for additional retaliatory actions and other changes to existing trade agreements or changes in international trade relations, the actual impact on 2025 earnings could differ materially from this estimate.

Commercial Matters

In April 2024, one of our largest customers notified AAM that production purchase orders related to a previously announced contract to supply e-Beam axles for a future vehicle program were terminated. We believe that the termination of these purchase orders reflects, in part, the significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of production. We have submitted a cancellation claim to recover certain costs incurred in connection with the terminated purchase orders. As of June 30, 2025, we have approximately $70 million of assets in our Condensed Consolidated Balance Sheet associated with this program, consisting of capitalized engineering, design and development costs and other commercial amounts. As of the date of this filing, we believe we are entitled to claim and recover the full amount. However, due to the nature of the cancellation claim process, and the need to reach final resolution with the customer, the ultimate amount to be recovered is not determinable and could differ materially from the amount included in our Condensed Consolidated Balance Sheet.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED JUNE 30, 2025 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2024

Net Sales

	Three Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Net sales	$1,536.2	$1,632.3	$(96.1)	(5.9)%

The change in net sales in the second quarter of 2025, as compared to the second quarter of 2024, primarily reflects lower production volumes on certain vehicle programs that we support, partially offset by an increase of approximately $11 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold

	Three Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Cost of goods sold	$1,335.5	$1,415.0	$(79.5)	(5.6)%

The decrease in cost of goods sold in the second quarter of 2025, as compared to the second quarter of 2024, is primarily attributable to lower production volumes on certain vehicle programs that we support, as well as the impact of improved operating performance. For the three months ended June 30, 2025, material costs were approximately 55% of total costs of goods sold, as compared to approximately 58% for the three months ended June 30, 2024.

Gross Profit

	Three Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Gross profit	$200.7	$217.3	$(16.6)	(7.6)%

Gross margin was 13.1% in the second quarter of 2025, as compared to 13.3% in the second quarter of 2024. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Selling, general & administrative expenses	$100.8	$105.2	$(4.4)	(4.2)%

SG&A as a percentage of net sales was 6.6% in the second quarter of 2025, as compared to 6.4% in the second quarter of 2024. Research and development (R&D) expense, net of customer engineering, design and development (ED&D) recoveries, was approximately $36.1 million in the second quarter of 2025, as compared to $44.5 million in the second quarter of 2024, and was the primary driver of the decrease in SG&A.

Amortization of Intangible Assets Amortization expense related to intangible assets was $20.4 million for the three months ended June 30, 2025 and $20.6 million for the three months ended June 30, 2024.

Impairment Charge In connection with the India Sale Agreement, we recorded an impairment charge in the three months ended June 30, 2025 of $8.0 million to reduce the carrying value of this business to fair value less costs to sell. See Note 2 - Acquisitions and Dispositions for additional detail regarding the India Sale Agreement.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $16.5 million in the second quarter of 2025 and $5.0 million in the second quarter of 2024. The change in restructuring and acquisition-related costs was primarily related to acquisition-related costs incurred in connection with the Business Combination. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $55.0 million in the second quarter of 2025, as compared to $86.5 million in the second quarter of 2024. Operating margin was 3.6% in the second quarter of 2025, as compared to 5.3% in the second quarter of 2024. The changes in operating income and operating margin were primarily due to factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Interest Income  Interest expense was $43.1 million in the second quarter of 2025, as compared to $47.9 million in the second quarter of 2024. The weighted-average interest rate of our long-term debt outstanding was 6.7% in the second quarter of 2025 and 7.0% in the second quarter of 2024.

Interest income was $5.6 million in the second quarter of 2025 and $6.1 million in the second quarter of 2024.

Debt Refinancing and Redemption Costs  In the second quarter of 2024, we amended our existing Amended and Restated Credit Agreement and established a New Term Loan B Facility. See Note 5 - Long-Term Debt for further detail on the New Term Loan B Facility. As a result, we incurred approximately $0.2 million of debt refinancing and redemption costs during the second quarter of 2024. In addition, in the second quarter of 2024, we voluntarily redeemed a portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payment of $30.0 million and $0.4 million in accrued interest. We also expensed approximately $0.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Unrealized Gain on Business Combination Derivative  In the second quarter of 2025, we recognized an unrealized gain on the Business Combination Derivative of $46.3 million. See Note 6 - Derivatives for additional detail on the Business Combination Derivative.

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

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $3.6 million in the second quarter of 2025, as compared to expense of $8.8 million in the second quarter of 2024. The change in other income (expense), net was primarily driven by changes in foreign exchange gains and losses in the second quarter of 2025, as compared to the second quarter of 2024.

Income Tax Expense  Income tax expense was $28.1 million for the three months ended June 30, 2025, as compared to $17.2 million for the three months ended June 30, 2024. Our effective income tax rate was 41.7% in the second quarter of 2025, as compared to 48.6% in the second quarter of 2024.

During the three months ended June 30, 2025 and June 30, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against substantially all of the deferred tax asset on the current year estimated disallowed interest expense in the U.S.

Our effective income tax rate for the three months ended June 30, 2025 varies from our effective income tax rate for the three months ended June 30, 2024 primarily as a result of the mix of earnings on a jurisdictional basis. For the three months ended June 30, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact of disallowed interest expense deductions in the U.S., as well as the mix of earnings on a jurisdictional basis, and the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, for the three months ended June 30, 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the three months ended June 30, 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S., and tax expense related to global intangible low-taxed income, partially offset by the impact of certain non-U.S. tax rates and the impact of tax credits.

Net Income and Earnings Per Share (EPS) Net income was $39.3 million in the second quarter of 2025, as compared to $18.2 million in the second quarter of 2024. Diluted earnings per share was $0.32 per share in the second quarter of 2025, as compared to $0.15 in the second quarter of 2024. Net income and EPS for the second quarters of 2025 and 2024 were primarily impacted by the factors discussed above.

RESULTS OF OPERATIONS –– SIX MONTHS ENDED JUNE 30, 2025 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2024

Net Sales

	Six Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Net sales	$2,947.5	$3,239.2	$(291.7)	(9.0)%

The change in net sales in the first six months of 2025, as compared to the first six months of 2024, reflects a reduction of approximately $17 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

Cost of Goods Sold

	Six Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Cost of goods sold	$2,572.9	$2,823.4	$(250.5)	(8.9)%

The decrease in cost of goods sold in the first six months of 2025, as compared to the first six months of 2024, reflects a reduction of approximately $26 million associated with the effect of metal market pass-through costs and the impact of foreign exchange related to translation adjustments. The remainder of the decrease in cost of goods sold is primarily attributable to lower production volumes on certain vehicle programs that we support and the impact of improved operating performance. For the six months ended June 30, 2025, material costs were approximately 55% of total cost of goods sold as compared to approximately 58% for the six months ended June 30, 2024. The reduction in material costs as a percentage of total cost of goods sold is primarily attributable to the lower cost of steel and other metallic materials in the first six months of 2025 as compared to the six months of 2024.

Gross Profit

	Six Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Gross profit	$374.6	$415.8	$(41.2)	(9.9)%

Gross margin was 12.7% in the first six months of 2025, as compared to 12.8% in the first six months of 2024. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Six Months Ended June 30,
(in millions)	2025	2024	Change	Percent Change
Selling, general & administrative expenses	$191.7	$203.5	$(11.8)	(5.8)%

SG&A as a percentage of net sales was 6.5% in the first six months of 2025 as compared to 6.3% in the first six months of 2024. R&D expense, net of customer ED&D recoveries, was approximately $72.4 million in the first six months of 2025, as compared to $81.2 million in the first six months of 2024, and was the primary driver of the decrease in SG&A.

Amortization of Intangible Assets Amortization expense related to intangible assets was $41.0 million for the six months ended June 30, 2025, as compared to $41.3 million for the six months ended June 30, 2024.

Impairment Charge In connection with the India Sale Agreement, we recorded an impairment charge in the six months ended June 30, 2025 of $8.0 million to reduce the carrying value of this business to fair value less costs to sell. See Note 2 - Acquisitions and Dispositions for additional detail regarding the India Sale Agreement.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $36.2 million for the six months ended June 30, 2025, as compared to $7.5 million for the six months ended June 30, 2024. The change in restructuring and acquisition-related costs was primarily related to acquisition-related costs incurred in connection with the Business Combination. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred.

In 2025, we expect to incur approximately $30 million to $40 million of total restructuring charges. In addition, we expect to incur $60 million to $70 million of acquisition-related costs in 2025 associated with the Business Combination. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $97.7 million in the first six months of 2025 as compared to $163.5 million in the first six months of 2024. Operating margin was 3.3% in the first six months of 2025, as compared to 5.0% in the first six months of 2024. The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Interest Income  Interest expense was $86.0 million in the first six months of 2025 as compared to $96.9 million in the first six months of 2024. The weighted-average interest rate of our long-term debt outstanding was 6.7% for the six months ended June 30, 2025 and 7.1% for the six months ended June 30, 2024. The reduction in interest expense in the first six months of 2025, as compared to the first six months of 2024, was attributable to lower outstanding indebtedness and the reduction in our weighted-average interest rate. We expect our interest expense for the full year 2025 to be approximately $170 million to $180 million on an AAM standalone basis without giving effect to interest expense that could be incurred in connection with financing the Business Combination.

Interest income was $11.2 million in the first six months of 2025 as compared to $14.4 million in the first six months of 2024.

Debt Refinancing and Redemption Costs  In the first six months of 2025, we expensed $3.3 million of fees and unamortized debt issuance costs in connection with the Second Amendment to the Amended and Restated Credit Facility. See Note 5 - Long-Term Debt for further detail on the Second Amendment to the Amended and Restated Credit Facility.

In the first six months of 2024, we amended our existing Amended and Restated Credit Agreement and established a New Term Loan B Facility. See Note 5 - Long-Term Debt for further detail on the New Term Loan B Facility. As a result, we incurred approximately $0.2 million of debt refinancing and redemption costs during the first six months of 2024. In addition, in the first six months of 2024, we voluntarily redeemed a portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payment of $30.0 million and $0.4 million in accrued interest. We also expensed approximately $0.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Unrealized Gain on Business Combination Derivative In the first six months of 2025, we recognized an unrealized gain on the Business Combination Derivative of $68.2 million. See Note 6 - Derivatives for additional detail on the Business Combination Derivative.

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

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $0.7 million in the first six months of 2025, as compared to expense of $8.8 million in the first six months of 2024.

Income Tax Expense Income tax expense was $42.1 million for the six months ended June 30, 2025, as compared to $33.1 million for the six months ended June 30, 2024. Our effective income tax rate was 47.6% in the first six months of 2025 as compared to 46.1% in the first six months of 2024.

During the six months ended June 30, 2025 and June 30, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against substantially all of the deferred tax asset on the current year estimated disallowed interest expense in the U.S.

Our effective income tax rate for the six months ended June 30, 2025 varies from our effective income tax rate for the six months ended June 30, 2024 primarily as a result of the mix of earnings on a jurisdictional basis. For the six months ended June 30, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the unfavorable impact of disallowed interest expense deductions in the U.S., as well as the mix of earnings on a jurisdictional basis, and the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, for the six months ended June 30, 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the six months ended June 30, 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income, partially offset by the impact of certain non-U.S. tax rates and the impact of tax credits.

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

On July 4, 2025, H.R. 1 (the One Big Beautiful Bill or the Act) was enacted into law introducing a broad range of U.S. federal tax reform provisions, which included, among other items, extending and modifying certain key Tax Cuts & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of other incentives. We expect that the most impactful provision of the Act for AAM is a permanent modification to the interest expense limitation rules under Internal Revenue Code (IRC) Section 163(j), including an amendment to the Adjusted Taxable Income (ATI) calculation required under IRC Section 163(j)(8)(A).

Based on the provisions of the Act, ATI will now be computed without regard to any deduction allowable for depreciation and amortization (based on EBITDA as the interest limitation base), which could materially reduce future limitations on the deductibility of our business interest expense and may result in the realization of additional deferred tax assets related to previously disallowed interest expense carryforwards. The One Big Beautiful Bill was enacted on July 4, 2025 and therefore did not impact our financial statements as of, and for the period ended, June 30, 2025. We are evaluating the full impact of the Act and we expect to reflect the impact in our financial statements for the period ending September 30, 2025, the period of enactment.

Net Income and Earnings Per Share (EPS) Our net income was $46.4 million in the first six months of 2025, as compared to $38.7 million in the first six months of 2024. Diluted earnings per share was $0.38 in the first six months of 2025, as compared to $0.32 per share in the first six months of 2024. Net income and EPS for the first six months of 2025 and 2024 were primarily impacted by the factors discussed above.

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

The following table represents sales by reportable segment for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Driveline	$1,082.1	$1,124.5	$2,039.9	$2,230.9
Metal Forming	598.4	653.1	1,174.2	1,297.2
Eliminations	(144.3)	(145.3)	(266.6)	(288.9)
Net sales	$1,536.2	$1,632.3	$2,947.5	$3,239.2

The change in Driveline sales for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, reflects lower production volumes on certain vehicle programs that we support, partially offset by an increase of approximately $7 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. The change in Driveline sales for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, reflects a reduction of approximately $8 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

The change in Metal Forming sales for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, reflects lower production volumes on certain vehicle programs that we support, partially offset by an increase of approximately $4 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. The change in Metal Forming sales for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, reflects a reduction of approximately $9 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, with the remainder attributable to lower production volumes on certain vehicle programs that we support.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The amounts for Segment Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Driveline	$148.9	$151.8	$274.2	$309.2
Metal Forming	53.3	56.6	105.3	104.8
Total segment adjusted EBITDA	$202.2	$208.4	$379.5	$414.0

For the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, Segment Adjusted EBITDA for the Driveline segment reflects the impact of lower production volumes on certain vehicle programs that we support, partially offset by a reduction of SG&A expense of approximately $6 million and $12 million, respectively, which was primarily attributable to lower R&D expense.

For the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, the change in Segment Adjusted EBITDA for the Metal Forming segment reflects the impact of lower production volumes on certain vehicle programs that we support, offset by improved operating performance.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on the derivative associated with our Business Combination with Dowlais, gains or losses on equity securities, pension curtailment and settlement charges, impairment charges and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by AAM may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$39.3	$18.2	$46.4	$38.7
Interest expense	43.1	47.9	86.0	96.9
Income tax expense	28.1	17.2	42.1	33.1
Depreciation and amortization	113.5	119.6	225.7	237.4
EBITDA	$224.0	$202.9	$400.2	$406.1
Restructuring and acquisition-related costs	16.5	5.0	36.2	7.5
Debt refinancing and redemption costs	—	0.3	3.3	0.3
Gain on Business Combination Derivative (Note 6)	(46.3)	—	(68.2)	—
Loss on equity securities	—	0.2	—	0.1
Impairment charge (Note 2)	8.0	—	8.0	—
Total segment adjusted EBITDA	$202.2	$208.4	$379.5	$414.0

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

At June 30, 2025, we had over $1.5 billion of liquidity consisting of approximately $587 million of cash and cash equivalents, approximately $897 million of available borrowings under our Revolving Credit Facility and approximately $78 million of available borrowings under non-U.S. credit facilities. We have no significant debt maturities before 2027.

Operating Activities  In the first six months of 2025, net cash provided by operating activities was $147.8 million as compared to $160.6 million in the first six months of 2024. The following factors impacted cash from operating activities in the first six months of 2025, as compared to the first six months of 2024:

Interest paid Interest paid was $83.9 million for the six months ended June 30, 2025, as compared to $101.7 million for the six months ended June 30, 2024. The decrease in interest paid was the result of lower interest rates on certain of our variable-rate debt, as well as lower outstanding indebtedness in the first six months of 2025 as compared to the first six months of 2024.

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

Investing Activities  In the first six months of 2025, net cash used in investing activities was $98.6 million as compared to $94.9 million for the six months of 2024. Capital expenditures were $126.6 million in the first six months of 2025 as compared to $96.8 million in the first six months of 2024. We expect our capital spending in 2025 to be approximately 5% of sales.

In the first six months of 2025, we exited our 50% ownership of both Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd. As a result, we collected approximately $30.1 million in cash, which approximated the carrying value of our investments in these joint ventures at the time of disposition. We accounted for these Chinese joint ventures as equity method investments and, as such, their results of operations, cash flows and account balances were not consolidated in our financial statements.

In connection with the Business Combination, Dowlais shareholders will be entitled to receive 43 pence per share for each Dowlais ordinary share, which translated to $0.59 per share at the June 30, 2025 exchange rate. At this exchange rate, the cash consideration associated with the Business Combination would be approximately $784 million.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) that is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense) in our Condensed Consolidated Statement of Income. The Business Combination Derivative was in an asset position of approximately $68 million at June 30, 2025. This derivative will not impact the cash consideration payable to Dowlais shareholders associated with the Business Combination, however, it does reduce the cash flow variability resulting from fluctuations in the foreign currency exchange rate between the U.S. dollar and Pound sterling for AAM on a net basis.

In October 2024, we entered into the India Sale Agreement. In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd., which is subject to customary post-closing adjustments, including a working capital true-up, that we expect will be finalized in the third quarter of 2025. We estimate that cash proceeds from the sale, net of cash divested, will be approximately $65 million subsequent to post-closing adjustments.

Financing Activities  In the first six months of 2025, net cash used in financing activities was $30.0 million, as compared to $58.5 million in the first six months of 2024. The following factors impacted cash from financing activities in the first six months of 2025, as compared to the first six months of 2024:

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

On February 24, 2025, Holdings and AAM, Inc. entered into the Second Amendment to the Amended and Restated Credit Facility and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an $843.0 million incremental Term Loan B Facility in connection with the Business Combination, and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 was not changed by the Second Amendment.

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

On May 16, 2024, Holdings and AAM, Inc. entered into a refinancing facility agreement (the Refinancing Facility Agreement), that established a new Term Loan B Facility of $648.0 million (the New Term Loan B Facility) and amended the Amended and Restated Credit Agreement to, among other things, update the applicable interest rate on the New Term Loan B Facility. The proceeds from the New Term Loan B Facility, together with $2.2 million cash on hand, were used to a) prepay the entire principal amount of the then-outstanding Term Loan B Facility, b) pay all accrued and unpaid interest due under the then-outstanding Term Loan B Facility and c) pay fees, costs and expenses payable in connection with the refinancing of the Term Loan B Facility. The New Term Loan B Facility will mature on December 13, 2029 (TLB Maturity), subject to a springing maturity that will apply if on any date prior to the TLB Maturity any of AAM's senior notes exceed $250 million outstanding within 91 days of the maturity date of such senior notes. In connection with the Refinancing Facility Agreement, we paid $1.7 million of debt refinancing costs and paid accrued interest of $0.5 million relating to the Term Loan B Facility. The terms of the Term Loan A Facility and the Revolving Credit Facility under the Amended and Restated Credit Agreement, including their respective interest rates and maturity dates in the first quarter of 2027, were not changed by the Refinancing Facility Agreement.

At June 30, 2025, we had $897.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.9 million primarily for standby letters of credit issued against the facility.

As of June 30, 2025, we have prepaid $10.1 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

Repurchase of 6.25% Notes Due 2026 In the second quarter of 2024, we voluntarily redeemed a portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payment of $30.0 million and $0.4 million in accrued interest. We also expensed approximately $0.1 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. In the six months ended June 30, 2024, we also completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the six months ended June 30, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Non-U.S. credit facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At June 30, 2025, $23.8 million was outstanding under our non-U.S. credit facilities, as compared to $27.6 million at December 31, 2024. At June 30, 2025, an additional $77.9 million was available under our non-U.S. credit facilities.

Treasury stock Treasury stock increased by $2.7 million in the first six months of 2025 to $238.4 million as compared to $235.7 million at year-end 2024, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

Statement of Operations Information	(in millions)
	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Net sales	$2,090.1	$4,268.4
Gross profit	280.5	537.9
Income from operations	20.5	73.9
Net income (loss)	12.6	(27.2)

Balance Sheet Information	(in millions)
	June 30, 2025	December 31, 2024
Current assets	$1,267.0	$1,038.5
Noncurrent assets	2,436.0	2,480.8

Current liabilities	563.8	497.7
Noncurrent liabilities	3,150.5	3,098.0

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At both June 30, 2025 and December 31, 2024, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $15 million. At June 30, 2025 and December 31, 2024, amounts owed to the Combined Entities from non-guarantor entities totaled approximately $435 million and $380 million, respectively.

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

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the second quarter of 2025.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in the second quarter of 2025 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of June 30, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $234.6 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the first quarter of 2028 and the purchase of certain working capital items into the first quarter of 2026. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $21.3 million at June 30, 2025 and was $20.7 million at December 31, 2024.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and Pound sterling. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense) in our Condensed Consolidated Statement of Income. At June 30, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to approximately $784 million. The potential decrease in fair value on the foreign currency forward contract associated with the Business Combination, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $78.4 million at June 30, 2025.

In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At June 30, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million which was equivalent to $206.3 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027. The potential decrease in fair value of our fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $20.6 million at June 30, 2025 and was $18.1 million at December 31, 2024.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of June 30, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at June 30, 2025) on our long-term debt outstanding, would be approximately $4.3 million at June 30, 2025 and was also approximately $4.3 million at December 31, 2024, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, except the following risk factors included therein that have been modified on this Form 10-Q for the six months ended June 30, 2025:

Risks Related to the Pending Business Combination with Dowlais (Business Combination)

We may fail to realize the anticipated benefits and operating synergies expected from the Business Combination.

We believe that the Business Combination will create a leading global driveline and metal forming supplier with a comprehensive product portfolio and a diversified customer base. However, the success of the Business Combination will depend, in significant part, on our ability to successfully integrate Dowlais, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the Business Combination. This growth and the anticipated benefits of the Business Combination may not be realized fully, or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Business Combination within a reasonable time, the business, results of operations and financial condition of the combined company could be adversely affected.

The Business Combination will result in significant integration costs, and we may not be able to integrate Dowlais into the combined company successfully.

The Business Combination involves the integration of two businesses that previously operated independently. If the parties complete the Business Combination, our Chairman of the Board and Chief Executive Officer will lead the combined company, two directors of Dowlais are expected to join the board of directors and certain senior Dowlais executives will be invited to join the senior executive management team of the combined company, in roles to be confirmed. The complexity and magnitude of the integration effort associated with the Business Combination are substantial and require that we fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third-party service fees. The anticipated costs of the integration effort are subject to change. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. We have incurred and expect to continue to incur additional operating expenses as we build up internal resources or engage third-party providers while we integrate Dowlais following the Business Combination.

Additionally, the process of integrating operations could cause an interruption of, or loss of momentum in, our activities or those of Dowlais or the combined company. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the operations, or the failure to successfully integrate the two businesses and leadership team, could have a material adverse effect on our business, financial condition and results of operations, and on the business, financial condition and results of operations of Dowlais and the combined company.

We will incur a substantial amount of debt to complete the acquisition of Dowlais.

We will incur significant debt to complete the Business Combination, including incurring approximately $2.2 billion in additional indebtedness under the Second Amendment and the Amended and Restated Bridge Facilities (each as defined below), or pursuant to other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities. In connection with the Business Combination, on February 24, 2025, Holdings and certain of its subsidiaries entered into a second amendment to credit agreement (the Second Amendment) to amend that certain amended and restated credit agreement, dated as of March 11, 2022 (as amended, the Amended and Restated Credit Agreement) pursuant to which, subject to the terms and conditions set forth therein, the lenders party thereto agreed to provide certain of Holdings' subsidiaries with: (x) incremental term loan B commitments under the existing Amended and Restated Credit Agreement in an aggregate amount of $843 million and (y) incremental revolving commitments in an aggregate amount of $570 million. Additionally, and in connection with the Business Combination, on January 29, 2025, Holdings and certain of its subsidiaries entered into bridge credit agreements, which bridge facilities were amended and restated on February 24, 2025 by operation of Holdings and certain of its subsidiaries entering into: (i) an Amended and Restated First Lien Bridge Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent pursuant to which the lenders party thereto have agreed to provide a $843 million interim loan facility (the Amended and Restated First Lien Bridge Credit Agreement); and (ii) an Amended and Restated Second Lien Bridge Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent pursuant to which the lenders party thereto have agreed to provide a $500 million interim loan facility (the Amended and Restated Second Lien Bridge Credit Agreement, and together with the Amended and Restated First Lien Bridge Credit Agreement, the Amended and Restated Bridge Facilities). The proceeds of the commitments provided under the Second Amendment and Amended and Restated Bridge Facilities, or of other permanent financing that replaces such facilities, which may include the issuance of debt securities and/or one or more senior term loan facilities, will be used, among other things, to finance the cash consideration payable to Dowlais shareholders pursuant to the Business Combination and expenses payable in connection with the Business Combination (including debt refinancing costs) and to refinance certain indebtedness of Dowlais in connection with the Business Combination.

While we expect to replace the Amended and Restated Bridge Facilities with permanent financing before or after the completion of the Business Combination, our ability to pursue permanent financing will depend in part on global capital and credit market conditions, and we cannot assure that any such replacement financing will be available on terms satisfactory to us or at all. Additionally, if the Amended and Restated Bridge Facilities have not been previously repaid in full on or prior to the one-year anniversary of the first date on which loans are made thereunder, any loans thereunder will automatically be converted into a term loan on terms likely to be significantly less favorable to us. While amounts are outstanding under the Amended and Restated Bridge Facilities, the lenders party thereto may require that AAM issue notes in a Rule 144A or other private offering subject to certain terms and conditions, and to use the proceeds to repay all or a portion of the Amended and Restated Bridge Facilities.

On a combined company basis, we expect that, together with Dowlais, we would have approximately $4.8 billion of indebtedness, excluding $1.495 billion of undrawn commitments under our revolving credit facility. This substantial additional level of indebtedness that we expect to incur in connection with the Business Combination could have important consequences to our business, including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. Additionally, any agreements that we may enter into in connection with the pending Business Combination with Dowlais may contain a number of covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Any failure to comply with covenants in the instruments governing our indebtedness could result in a default under our debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

The Business Combination may expose us to significant unanticipated liabilities relating to the operation of the combined company as well as material liabilities that were not discovered during our due diligence review of Dowlais.

The Business Combination may expose us to significant unanticipated liabilities relating to the operation of the combined company as well as material liabilities that were not discovered during our due diligence review of Dowlais due to the limited nature of such review. These liabilities could include employment or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, claims by or amounts owed to vendors and other unknown or contingent liabilities. Particularly in international jurisdictions, our acquisition of Dowlais, or any future decision to independently enter new international markets where Dowlais previously conducted business, could also expose us to tax liabilities and other amounts owed by Dowlais. In addition, even if the due diligence review identified certain risks, unexpected risks may arise, and previously known risks may materialize in an unexpected manner. The occurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on the combined company's business, financial condition and results of operations. See "Risks Related to the Pending Business Combination with Dowlais (Business Combination) - Efforts to complete the Business Combination could disrupt our relationships with third parties and associates, divert management's attention, or result in negative publicity or legal proceedings" for discussion of litigation related to the Business Combination.

While the Co-operation Agreement is in effect, we are subject to restrictions on our business activities.

From the date of the Co-operation Agreement until to the closing date of the Business Combination, we are restricted from taking certain actions set forth in the Co-operation Agreement unless consented to by Dowlais or required by applicable law or contract as described in the Co-operation Agreement. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, to acquire other businesses and assets that would be reasonably likely to prevent or materially delay or prejudice the consummation of the Business Combination, to reclassify or issue AAM's capital stock or other certain equity securities, and to pay dividends (or make any other distribution or return of capital). These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, have a material adverse effect on our financial condition and results of operations.

Stockholders in the combined company will be exposed to additional currency exchange rate fluctuations as, following completion of the Business Combination, there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.

As a result of the Business Combination, the financial results of the combined company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in foreign currencies. The combined company will present its financial statements in U.S. dollars and is expected to have a significant proportion of net assets and income in foreign currencies. The combined company's financial condition and results of operations will therefore be more sensitive to movements in foreign exchange rates. A depreciation of foreign currencies relative to the U.S. dollar could have an adverse impact on the combined company's financial results.

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

The additional scale of Dowlais’ operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may result in us incurring significant costs, including management time, to integrate and implement changes to our internal control over financial reporting. In addition, we will have to train new associates and third-party providers and assume operations in jurisdictions where we have not previously had operations. We expect that the Business Combination may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Business Combination, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or implemented in an efficient manner which does not incur significant costs and management time. If we are unable to implement such changes to our internal control over financial reporting in an efficient manner, the combined company's business, financial condition and results of operations and the market perception thereof may be materially adversely affected.

Dowlais is not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), and the combined company may therefore incur significant costs, expenses and management time in implementing controls and procedures required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. In particular, Dowlais has identified certain matters which would have been characterized as material weaknesses in Dowlais’ internal control over financial reporting that would have required disclosure pursuant to the Sarbanes-Oxley Act had Dowlais been required to report on internal control over financial reporting at the relevant time. Although these identified material weaknesses are in the process of being remediated, if Dowlais identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting following the closing of the Business Combination, this could increase the costs, expenses and management time required for the combined company to meet the standards required by Section 404 of the Sarbanes-Oxley Act, and therefore adversely affect the business of the combined company and its share price.

Dowlais is not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act, and therefore is not required to make a formal assessment of the effectiveness of its internal control over financial reporting for that purpose. Following the closing of the Business Combination (subject to applicable grace periods), however, the combined company will be required to comply with the SEC's rules implementing Section 404 of the Sarbanes-Oxley Act, which will require the combined company to provide in its annual reports on Form 10-K filed with the SEC, an annual management report on the effectiveness of the combined company's internal control over financial reporting and the combined company’s independent registered public accounting firm to attest to the effectiveness of the combined company's internal control over financial reporting. Section 302 of the Sarbanes-Oxley Act will also require the management of the combined company to make certifications as to the effectiveness of the combined company's internal control over financial reporting.

For the purposes of the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of its financial statements for inclusion in the Preliminary Proxy Statement (as defined below), Dowlais identified matters in the design and operating effectiveness of its internal control over financial reporting which would likely have constituted material weaknesses for the purposes of the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act.

As of December 31, 2024, Dowlais identified material weaknesses in its control activities and monitoring related to the impact of deficiencies in the design and implementation of certain management review controls, and monitoring thereof, including the review of Dowlais' deferred tax liability together with certain other management review controls in the financial reporting process. These deficiencies arose due to a lack of formally identified thresholds for investigation and insufficient documentation as to the judgmental thresholds used, the review comments raised and resolution of these review comments, and in the case of the review of the deferred tax liability, a lack of completeness regarding the matters considered in the review. As of the date of this Quarterly Report on Form 10-Q, Dowlais is in the process of remediating these deficiencies.

If Dowlais or its independent registered public accounting firm, or following the closing of the Business Combination, the combined company, or its independent registered public accounting firm, identifies additional significant deficiencies or material weaknesses in the future, fails to fully remedy the identified material weaknesses or otherwise fails to maintain an effective system of internal controls, the combined company may incur significant costs, expenses and management time in remediating such deficiencies or weaknesses or improving internal controls, which may adversely affect the combined company’s business, financial condition, results of operations and cash flows as well as investor confidence in the combined company and the combined company's share price and ability to access capital markets.

Issuance of AAM shares in connection with the Business Combination will significantly reduce our existing stockholders' aggregate ownership and voting interest in the combined company, will result in existing stockholders exercising less influence over management, and may adversely affect the market price of the shares of the combined company following the completion of the Business Combination.

In connection with the issuance of the AAM common stock in connection with the Business Combination (the Share Issuance), we expect to issue approximately 117,000,000 AAM shares. AAM stockholders and Dowlais shareholders are expected to own approximately 51% and 49%, respectively, of AAM following completion of the Business Combination. The issuance of these new shares will significantly reduce our existing stockholders' ownership and voting interest in the combined company and, as a result, our existing stockholders, individually and in the aggregate, will be able to exert less influence over AAM, including with regard to its management and policies. The issuance of these new shares may also result in fluctuations in the market price of the combined company's shares, including a price decrease.

Even if a material adverse change to Dowlais’ business or prospects were to occur prior to closing, we may not be able to invoke the offer conditions and terminate the Business Combination.

Under Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the Takeover Code), and except for a limited number of conditions, we may invoke a condition to the Business Combination to cause the Business Combination not to proceed only if the UK Panel on Takeovers and Mergers (the Panel) is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to AAM in the context of the Business Combination. Because of this Panel consent requirement, the conditions, including as to a material adverse change affecting Dowlais, may provide us less protection than the customary conditions in an offer for a U.S. domestic company.

The Takeover Code restricts our ability to cause Dowlais to consummate the Business Combination and limits the relief that we may obtain in the event the Dowlais Board of Directors withdraws its support of the Business Combination.

The Takeover Code limits the contractual commitments that may be obtained from Dowlais to take actions in furtherance of the Business Combination, and the Dowlais board of directors may, if its fiduciary duties so require, withdraw its recommendation in support for the Business Combination and withdraw the Court-sanctioned scheme of arrangement (the Scheme of Arrangement), at any time prior to the Scheme of Arrangement becoming effective. The Takeover Code does not permit Dowlais to pay us any break fee if the Dowlais board of directors does so, nor can Dowlais be subject to any restrictions on soliciting or negotiating other offers or transactions involving Dowlais other than the restrictions that arise under the Takeover Code against undertaking actions or entering into agreements which may impact our takeover offer for Dowlais.

The Business Combination with Dowlais may be delayed or not occur at all for a variety of reasons, including that the Business Combination is subject to various closing conditions, including governmental and regulatory approvals, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed.

It is currently anticipated that the Business Combination will be completed in the fourth calendar quarter of 2025. The consummation of the Business Combination is subject to the satisfaction or waiver of certain conditions. A number of the conditions are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Business Combination. These conditions include, among others: (i) the sanction of the Scheme of Arrangement by the High Court of Justice in England and Wales (the Court); (ii) the hearing of the Court at which Dowlais will seek an order sanctioning the Scheme of Arrangement pursuant to Part 26 of the Companies Act 2006 (the Sanction Hearing) being held on or before the 22nd day after the expected date of the Sanction Hearing to be set out in the scheme document sent to Dowlais shareholders describing the terms and conditions of the Scheme of Arrangement and notices of Dowlais meetings and the forms of proxy applicable to Dowlais (or such later date (a) as AAM and Dowlais may agree or (b) (in a competitive situation) as may be specified by AAM with the consent of the Panel, and in each case that, if so required, the Court may allow); (iii) the Scheme of Arrangement becoming unconditional and becoming effective, subject to Rule 2.7 of the Takeover Code, by no later than 11:59 p.m. on June 29, 2026 (the Long Stop Date) (or such later date (if any) as AAM and Dowlais may agree, with the consent of the Panel, and the Court may allow); (iv) confirmation having been received by AAM that the AAM common stock to be issued in connection with the Business Combination has been approved for listing, subject to official notice of issuance, on the New York Stock Exchange and (v) the receipt of certain required antitrust and other regulatory approvals.

Many of the conditions to complete the Business Combination are not within our control, and we cannot predict with certainty whether and when any of the remaining required conditions will be satisfied or if another uncertainty may arise. Failure to complete the Business Combination within the expected timeframe or at all could adversely affect our business, results of operations, financial condition, and the market price of our common stock in a number of ways, including that:

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
•we may experience negative publicity and/or reactions from our investors, associates, customers, and other business partners; and
•we may be subject to litigation related to any failure by us to complete the Business Combination or related to any enforcement proceeding commenced against us to perform our obligations under the Co-operation Agreement. See "Risks Related to the Pending Business Combination with Dowlais (Business Combination) - Efforts to complete the Business Combination could disrupt our relationships with third parties and associates, divert management's attention, or result in negative publicity or legal proceedings" for further discussion of litigation related to the Business Combination.

If certain conditions or approvals are not met or obtained, we will, subject to certain exceptions and exclusions, be required to pay a break fee under the terms of the Co-operation Agreement.

In certain circumstances, such as if our board of directors no longer recommends the Business Combination, we will be required to pay a break fee of $50 million to Dowlais. Furthermore, if we invoke (with the approval of the Panel) any regulatory condition or any regulatory conditions have not been satisfied or waived by us by the Long Stop Date, we will be required to pay a break fee of $50 million to Dowlais. If a break fee is ultimately required to be paid by us, the payment of such fee may have an adverse impact on our financial results.

Efforts to complete the Business Combination could disrupt our relationships with third parties and associates, divert management’s attention, or result in negative publicity or legal proceedings.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Business Combination, which may have a negative impact on our ongoing business, strategies and operations. Uncertainty regarding the outcome of the Business Combination and our future could disrupt our business relationships with our existing and potential customers, channel partners, service providers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Business Combination could also adversely affect our ability to recruit and retain key personnel and other associates. The pending Business Combination may also result in negative publicity and a negative impression of us in the financial markets, and has resulted in, and may in the future lead to, litigation against us and our directors and officers. For example, as previously disclosed, complaints were filed on June 19, 2025 and June 20, 2025 (collectively, the Complaints) alleging, among other things, that the preliminary proxy statement (the Preliminary Proxy Statement) filed on May 15, 2025 by AAM with the SEC on Schedule 14A in connection with the Business Combination, and the definitive proxy statement filed on June 2, 2025 by AAM with the SEC on Schedule 14A in connection with the Business Combination, as supplemented by the Current Reports on Form 8-K filed by AAM with the SEC on June 9, 2025 and July 7, 2025 (the Proxy Statement), omitted material information that rendered it incomplete or misleading. The plaintiffs in the Complaints allege negligent misrepresentation and concealment in violation of New York State common law, and are seeking to enjoin the defendants from taking any steps to consummate the Business Combination until the defendants disclose certain allegedly material information in the Proxy Statement in advance of the special meeting of AAM’s stockholders to approve certain matters related to the Business Combination, or, in the event the Business Combination is consummated, to rescind the Business Combination or recover actual and punitive damages resulting from the defendants’ alleged conduct described in the Complaints. AAM and the other named defendants deny that they have violated any laws, believe that the asserted claims are without merit and that the disclosures in the Preliminary Proxy Statement and the Proxy Statement comply fully with applicable law. Such litigation, and any future litigation, may be distracting to management and, may require us to incur significant costs. Such litigation, and any future litigation, could result in the Business Combination being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Business Combination from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the quarterly period ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Number	Description of Exhibit

‡10.1	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 (Registration No. 333-288246))

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
August 8, 2025