Form 10-Q
period 2025-09-30
AMERICAN AXLE & MANUFACTURING HOLDINGS INC
filed 2025-11-07
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 4, 2025, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 118,696,421 shares.

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions, except per share data)

Net sales	$1,505.3	$1,504.9	$4,452.8	$4,744.1

Cost of goods sold	1,316.3	1,333.6	3,889.2	4,157.0

Gross profit	189.0	171.3	563.6	587.1

Selling, general and administrative expenses	98.8	94.6	290.5	298.1

Amortization of intangible assets	20.4	20.8	61.4	62.1

Impairment charges (Note 2)	—	12.0	8.0	12.0

Restructuring and acquisition-related costs	21.4	2.2	57.6	9.7

Operating income	48.4	41.7	146.1	205.2

Interest expense	(42.7)	(45.2)	(128.7)	(142.1)

Interest income	7.0	7.1	18.2	21.5

Other income (expense)
Debt refinancing and redemption costs	—	(0.2)	(3.3)	(0.5)
Gain (loss) on Business Combination Derivative (Note 6)	(16.0)	—	52.2	—
Loss on equity securities	—	—	—	(0.1)
Other income (expense), net	1.6	(5.5)	2.3	(14.3)

Income (loss) before income taxes	(1.7)	(2.1)	86.8	69.7

Income tax expense (benefit)	(10.9)	(12.1)	31.2	21.0

Net income	$9.2	$10.0	$55.6	$48.7

Basic earnings per share	$0.07	$0.08	$0.45	$0.40

Diluted earnings per share	$0.07	$0.08	$0.45	$0.40

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$9.2	$10.0	$55.6	$48.7

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	(0.2)	(0.6)	(0.7)	(1.8)
Foreign currency translation adjustments	29.2	21.6	77.3	(8.0)
Changes in hedges, net of tax (b)	3.1	(28.2)	14.1	(36.4)
Other comprehensive income (loss)	32.1	(7.2)	90.7	(46.2)

Comprehensive income	$41.3	$2.8	$146.3	$2.5

(a)	Amounts are net of tax of $0.2 million and $0.4 million for the three and nine months ended September 30, 2025 and $0.3 million and $0.9 million for the three and nine months ended September 30, 2024.
(b)
Amounts are net of tax of $(1.1) million and $(4.8) million for the three and nine months ended September 30, 2025 and $6.6 million and $6.2 million for the three and nine months ended September 30, 2024.

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$714.1	$552.9
Accounts receivable, net	857.2	709.1
Inventories, net	442.4	442.5
Prepaid expenses and other	238.3	152.2
Current assets held-for-sale	—	58.1
Total current assets	2,252.0	1,914.8

Property, plant and equipment, net	1,608.3	1,622.8
Deferred income taxes	223.0	199.5
Goodwill	174.5	172.0
Other intangible assets, net	395.5	456.7
GM postretirement cost sharing asset	112.6	111.7
Operating lease right-of-use assets	103.4	110.3
Other assets and deferred charges	473.9	472.1
Total assets	$5,343.2	$5,059.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$22.3	$47.9
Accounts payable	798.8	700.5
Accrued compensation and benefits	219.3	193.0
Deferred revenue	35.5	14.2
Current portion of operating lease liabilities	22.3	22.8
Accrued expenses and other	171.2	172.4
Current liabilities held-for-sale	—	24.4
Total current liabilities	1,269.4	1,175.2

Long-term debt, net	2,594.0	2,576.9
Deferred revenue	22.0	37.0
Deferred income taxes	19.2	11.8
Long-term portion of operating lease liabilities	83.5	89.9
Postretirement benefits and other long-term liabilities	636.7	606.3
Total liabilities	4,624.8	4,497.1

Stockholders' equity
Common stock, par value $0.01 per share; 150.0 million shares authorized;
130.0 million shares issued as of September 30, 2025 and 128.3 million shares issued as of December 31, 2024	1.3	1.3
Paid-in capital	1,409.6	1,397.6
Accumulated deficit	(192.6)	(248.2)
Treasury stock at cost, 11.3 million shares as of September 30, 2025 and 10.7 million shares as of December 31, 2024	(238.4)	(235.7)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(157.9)	(157.2)
Foreign currency translation adjustments	(109.7)	(187.0)
Unrecognized gain (loss) on hedges, net of tax	6.1	(8.0)
Total stockholders' equity	718.4	562.8
Total liabilities and stockholders' equity	$5,343.2	$5,059.9
 See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(in millions)
Operating activities
Net income	$55.6	$48.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	342.0	354.3
Impairment charges (Note 2)	8.0	12.0
Deferred income taxes	(21.3)	(21.2)
Stock-based compensation	12.0	11.7
Pensions and other postretirement benefits, net of contributions	(4.4)	(7.0)
Loss on disposal of property, plant and equipment, net	1.3	5.3
Loss on equity securities	—	0.1
Gain on Business Combination Derivative (Note 6)	(52.2)	—
Debt refinancing and redemption costs	3.3	0.5
Changes in operating assets and liabilities
Accounts receivable	(140.3)	(106.1)
Inventories	17.9	7.9
Accounts payable and accrued expenses	134.4	45.0
Deferred revenue	0.5	(28.3)
Other assets and liabilities	(65.7)	(18.7)
Net cash provided by operating activities	291.1	304.2

Investing activities
Purchases of property, plant and equipment	(190.7)	(170.0)
Proceeds from sale of property, plant and equipment	5.3	3.6
Proceeds from government grants	—	2.0
Proceeds from sale of business, net (Note 2)	58.1	—
Proceeds from disposition of affiliates (Note 2)	30.1	—
Acquisition of business, net of cash acquired	(1.9)	(6.7)
Proceeds from sale of equity securities	—	0.8
Other investing activities	(9.2)	(3.9)
Net cash used in investing activities	(108.3)	(174.2)

Financing activities
Proceeds from issuance of long-term debt	8.7	7.0
Payments of long-term debt	(14.7)	(99.2)
Debt issuance costs	(11.6)	(1.7)
Purchase of treasury stock	(2.7)	(2.8)
Other financing activities	(15.2)	(9.3)
Net cash used in financing activities	(35.5)	(106.0)

Effect of exchange rate changes on cash	13.9	(1.4)

Net increase in cash and cash equivalents	161.2	22.6

Cash and cash equivalents at beginning of period	552.9	519.9

Cash and cash equivalents at end of period	$714.1	$542.5

Supplemental cash flow information
Interest paid	$117.6	$138.2
Income taxes paid, net	$39.6	$31.7
See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Accumulated	Treasury	Other Comprehensive
	Outstanding	Value	Capital	Deficit	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2024	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)
Net income	—	—	—	20.5	—	—
Vesting of stock-based compensation	0.8	—	—	—	—	—
Stock-based compensation	—	—	3.8	—	—	—
Purchase of treasury stock	(0.4)	—	—	—	(2.7)	—
Changes in hedges, net	—	—	—	—	—	10.8
Foreign currency translation adjustments	—	—	—	—	—	(15.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at March 31, 2024	117.5	$1.3	$1,386.4	$(262.7)	$(235.6)	$(268.0)
Net income	—	—	—	18.2	—	—
Vesting of stock-based compensation	0.1	—	—	—	—	—
Stock-based compensation	—	—	4.0	—	—	—
Purchase of treasury stock	—	—	—	—	(0.1)	—
Changes in hedges, net	—	—	—	—	—	(19.0)
Foreign currency translation adjustments	—	—	—	—	—	(14.3)
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at June 30, 2024	117.6	$1.3	$1,390.4	$(244.5)	$(235.7)	$(301.9)
Net income	—	—	—	10.0	—	—
Stock-based compensation	—	—	3.9	—	—	—
Changes in hedges, net	—	—	—	—	—	(28.2)
Foreign currency translation adjustments	—	—	—	—	—	21.6
Defined benefit plans, net	—	—	—	—	—	(0.6)
Balance at September 30, 2024	117.6	$1.3	$1,394.3	$(234.5)	$(235.7)	$(309.1)

	Common Stock					Accumulated
	Shares	Par	Paid-in	Accumulated	Treasury	Other Comprehensive
	Outstanding	Value	Capital	Deficit	Stock	Income (Loss)
	(in millions)

Balance at January 1, 2025	117.6	$1.3	$1,397.6	$(248.2)	$(235.7)	$(352.2)
Net income	—	—	—	7.1	—	—
Vesting of stock-based compensation	1.3	—	—	—	—	—
Stock-based compensation	—	—	3.9	—	—	—
Purchase of treasury stock	(0.6)	—	—	—	(2.7)	—
Changes in hedges, net	—	—	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	23.3
Defined benefit plans, net	—	—	—	—	—	(0.3)
Balance at March 31, 2025	118.3	$1.3	$1,401.5	$(241.1)	$(238.4)	$(327.0)
Net income	—	—	—	39.3	—	—
Vesting of stock-based compensation	0.3	—	—	—	—	—
Stock-based compensation	—	—	4.0	—	—	—
Changes in hedges, net	—	—	—	—	—	8.8
Foreign currency translation adjustments	—	—	—	—	—	24.8
Defined benefit plans, net	—	—	—	—	—	(0.2)
Balance at June 30, 2025	118.6	$1.3	$1,405.5	$(201.8)	$(238.4)	$(293.6)
Net income	—	—	—	9.2	—	—
Vesting of stock-based compensation	0.1	—	—	—	—	—
Stock-based compensation	—	—	4.1	—	—	—
Changes in hedges, net	—	—	—	—	—	3.1
Foreign currency translation adjustments	—	—	—	—	—	29.2
Defined benefit plans, net	—	—	—	—	—	(0.2)
Balance at September 30, 2025	118.7	$1.3	$1,409.6	$(192.6)	$(238.4)	$(261.5)

See accompanying notes to condensed consolidated financial statements.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid, and internal combustion vehicles. Headquartered in Detroit, Michigan, with nearly 75 facilities in 15 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

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

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each Dowlais ordinary share: 0.0881 shares of new AAM common stock and 43 pence per share in cash (approximately $0.58 per share as of September 30, 2025). The transaction has been unanimously approved by the Boards of Directors of AAM and Dowlais and has also been approved by both sets of shareholders. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close in the first quarter of 2026, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. See Note 5 - Long-Term Debt for additional detail regarding financing for the Business Combination.

Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited (BFL) for a sales price of $65.0 million. In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd., and in October 2025, we reached an agreement with BFL on the final settlement amount associated with the post-closing adjustments, including the final working capital true-up. As a result, total cash proceeds from the sale, net of cash divested, were $64.4 million, of which we collected $58.1 million in July 2025 and the remaining $6.3 million in the fourth quarter of 2025.

For the nine months ended September 30, 2025 and 2024, we recorded impairment charges of $8.0 million and $12.0 million, respectively, to reduce the carrying value of this business to fair value less cost to sell. The sale of AAM India Manufacturing Corporation Pvt., Ltd. did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results.

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

Inventories consist of the following:

	September 30, 2025	December 31, 2024
	(in millions)

Raw materials and work-in-progress	$373.7	$362.0
Finished goods	101.0	108.4
Gross inventories	474.7	470.4
Inventory valuation reserves	(32.3)	(27.9)
Inventories, net	$442.4	$442.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the nine months ended September 30, 2025:

Consolidated
(in millions)
Balance at December 31, 2024	$172.0
Foreign currency translation	2.5
Balance at September 30, 2025	$174.5

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

At September 30, 2025, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

On July 1, 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd. to Bharat Forge Limited. As a result, we have removed $8.3 million of goodwill associated with this business from our Condensed Consolidated Balance Sheet as of September 30, 2025 that had previously been classified as held-for-sale. See Note 2 - Acquisitions and Dispositions for more detail.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for AAM's other intangible assets, which are all subject to amortization:

	September 30,			December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$61.1	$(55.0)	$6.1	$60.9	$(52.6)	$8.3
Customer platforms	856.2	(539.1)	317.1	856.2	(491.6)	364.6
Customer relationships	53.0	(29.1)	23.9	53.0	(26.5)	26.5
Technology and other	149.5	(101.1)	48.4	153.8	(96.5)	57.3
Total	$1,119.8	$(724.3)	$395.5	$1,123.9	$(667.2)	$456.7

Amortization expense for our intangible assets was $20.4 million for the three months ended September 30, 2025 and $20.8 million for the three months ended September 30, 2024, and was $61.4 million for the nine months ended September 30, 2025 and $62.1 million for the nine months ended September 30, 2024. Estimated amortization expense for the years 2025 through 2029 is expected to be approximately $80 million per year on an AAM standalone basis without giving effect to amortization expense that could be incurred in connection with the Business Combination.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	484.3	484.3
Term Loan B Facility	648.0	648.0
6.875% Notes due 2028	400.0	400.0
6.50% Notes due 2027	500.0	500.0
5.00% Notes due 2029	600.0	600.0
Non-U.S. credit facilities and other	22.7	27.6
Total debt	2,655.0	2,659.9
Less: Current portion of long-term debt	22.3	47.9
Long-term debt	2,632.7	2,612.0
Less: Debt issuance costs	38.7	35.1
Long-term debt, net	$2,594.0	$2,576.9

Senior Secured Credit Facilities American Axle & Manufacturing Holdings, Inc. (Holdings) and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility), incremental tranche C term facility (the Tranche C Term Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility, the Term Loan B Facility and Tranche C Term Facility, the Senior Secured Credit Facilities).

On February 24, 2025, Holdings and AAM, Inc. entered into the Second Amendment to the Amended and Restated Credit Facility and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an incremental $843.0 million Tranche C Term Facility in connection with the Business Combination, which was subsequently decreased by AAM, Inc. to $835.0 million and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 was not changed by the Second Amendment.

At September 30, 2025, we had $897.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.9 million primarily for standby letters of credit issued against the facility.

As of September 30, 2025, we have prepaid $8.4 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

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

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financing Related to the Pending Business Combination, Redemption of the 6.50% Notes due 2027 and Partial Redemption of the 6.875% Notes due 2028 On October 3, 2025, AAM, Inc. issued $850 million of 6.375% senior secured notes due 2032 (the 6.375% Notes) and $1,250 million of 7.75% senior unsecured notes due 2033 (the 7.75% Notes, and together with the 6.375% Notes, the Notes). The 6.375% Notes are governed by an indenture that contains covenants, that, among other things, restrict with certain exceptions, our ability to incur additional debt, make restricted payments, incur debt secured by liens, dispose of assets and engage in consolidations and mergers or sell or transfer all or substantially all of our assets. The 7.75% Notes are governed by an indenture that contains covenants that, among other things, restrict, with certain exceptions, our ability to engage in consolidations and mergers or sell or transfer all or substantially all of our assets, incur debt secured by liens and engage in certain sale and leaseback transactions. We intend to use the net proceeds from the issuance of the 6.375% Notes and 7.75% Notes, together with borrowings under our existing credit agreement and cash on hand to (a) pay the cash consideration payable in connection with the pending Business Combination and related fees and expenses, (b) repay in full all outstanding borrowings under the existing credit facilities of Dowlais and to pay related fees, expenses and premiums, after which all the existing credit facilities of Dowlais will be terminated, (c) to fund a change in control offer for certain outstanding notes of Dowlais, (d) to fund the redemption of all $500 million aggregate principal amount outstanding of 6.50% Notes due 2027 and the partial redemption of $150 million principal amount of 6.875% Notes due 2028, and to pay accrued and unpaid interest on the notes and (e) the remainder, if any, for general corporate purposes. In October 2025, we completed the partial redemption of the 6.875% Notes due 2028 and in November 2025, we completed the redemption of the 6.50% Notes due 2027, which resulted in payment of $5.5 million in accrued interest and expense of $3.0 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Upon the issuance of the Notes on October 3, 2025, we deposited into segregated escrow accounts the gross proceeds from the 6.375% Notes and the gross proceeds from $600 million of the 7.75% Notes, together with certain amounts of prefunded interest. If certain escrow release conditions are not satisfied on or prior to the later of June 29, 2026, or such later date as AAM and Dowlais may agree to extend in accordance with the Co-operation Agreement, dated January 29, 2025, between AAM and Dowlais, or such earlier date as determined by AAM, AAM will be required to redeem all of the 6.375% Notes and $600 million of the 7.75% Notes, together with accrued and unpaid interest. The Notes are secured by a first priority security interest in its respective escrow account and all funds deposited therein.

On January 29, 2025, in connection with the announcement of the Business Combination, Holdings and AAM, Inc. entered into a credit agreement (the Backstop Credit Agreement), the First Lien Bridge Credit Agreement (the First Lien Bridge Facility), and the Second Lien Bridge Credit Agreement (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). Following Holdings and AAM, Inc.'s entry into the Second Amendment, the Backstop Credit Agreement was terminated. Additionally, in connection with entry into the Second Amendment on February 24, 2025, Holdings and AAM, Inc. entered into the Amended and Restated First Lien Bridge Credit Agreement (the Amended and Restated First Lien Bridge Facility), and the Amended and Restated Second Lien Bridge Credit Agreement (the Amended and Restated Second Lien Bridge Facility, and together with the Amended and Restated First Lien Bridge Facility, the Amended and Restated Bridge Facilities). Following the issuance of the Notes on October 3, 2025, the Amended and Restated Bridge Facilities were terminated.

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

In the third quarter of 2024, we voluntarily redeemed an additional portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $1.2 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. Additionally, in the nine months ended September 30, 2024, we also completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the nine months ended September 30, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Non-U.S. Credit Facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At September 30, 2025, $22.7 million was outstanding under our non-U.S. credit facilities, as compared to $27.6 million at December 31, 2024. At September 30, 2025, an additional $93.1 million was available under our non-U.S. credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 6.7% at September 30, 2025 and 6.5% at December 31, 2024.

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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of September 30, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $244.1 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2028 and the purchase of certain working capital items into the second quarter of 2026.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and pound sterling. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense), net in our Condensed Consolidated Statement of Income. At September 30, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to $767.6 million.

Fixed-to-fixed cross-currency swap In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At September 30, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $205.3 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027.

Variable-to-fixed interest rate swap In 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of September 30, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow and fair value hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During				Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement	to be Reclassified
	Reclassified into	September 30,		September 30,		Line Item	During the
	Net Income	2025	2024	2025	2024	2025	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$1.6	$2.0	$(4.4)	$12.4	$3,889.2	$7.1
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	0.9	(7.4)	(24.1)	(0.4)	2.3	—
Variable-to-fixed interest rate swap	Interest Expense	0.1	1.2	1.5	2.6	(128.7)	(0.3)

See Note 8 - Reclassifications out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Income for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain (Loss) Recognized During				Total of Financial
	of Gain (Loss)	Three Months Ended		Nine Months Ended		Statement
	Recognized in	September 30,		September 30,		Line Item
	Net Income	2025	2024	2025	2024	2025
		(in millions)

Currency forward contracts	Other Income (Expense), net	$1.1	$(1.9)	$4.8	$(3.6)	$2.3
Currency forward contracts	Gain (loss) on Business Combination Derivative	(16.0)	—	52.2	—	52.2

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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	September 30, 2025	December 31, 2024	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$220.8	$257.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	7.4	1.2	Level 2
Nondesignated - currency forward contracts	53.8	—	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	4.3	—	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	—	0.9	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.2	14.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	6.6	2.2	Level 2
Nondesignated - currency forward contracts	—	1.6	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.2	7.3	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	22.2	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	10.1	5.0	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities, and borrowings under non-U.S. credit facilities approximate their fair values due to the short-term maturities of these instruments.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	484.3	485.5	484.3	486.1	Level 2
Term Loan B Facility	648.0	646.4	648.0	652.9	Level 2
6.875% Notes due 2028	400.0	398.7	400.0	395.0	Level 2
6.50% Notes due 2027	500.0	500.0	500.0	493.5	Level 2
5.00% Notes due 2029	600.0	567.0	600.0	544.5	Level 2

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2025 and September 30, 2024 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments		Unrecognized Gain (Loss) on Hedges		Total
Balance at June 30, 2025	$(157.7)		$(138.9)		$3.0		$(293.6)

Other comprehensive income (loss) before reclassifications	—		(3.6)		6.8		3.2

Income tax effect of other comprehensive income (loss) before reclassifications	—		—		(1.4)		(1.4)

Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	(a)	32.8	(c)	(2.6)	(b)	29.8

Income taxes reclassified into net income	0.2		—		0.3		0.5

Net change in accumulated other comprehensive income (loss)	(0.2)		29.2		3.1		32.1

Balance at September 30, 2025	$(157.9)		$(109.7)		$6.1		$(261.5)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at June 30, 2024	$(146.5)		$(171.9)	$16.5		$(301.9)

Other comprehensive income (loss) before reclassifications	—		21.6	(39.0)		(17.4)

Income tax effect of other comprehensive income (loss) before reclassifications	—		—	8.3		8.3

Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(a)	—	4.2	(b)	3.3

Income taxes reclassified into net income	0.3		—	(1.7)		(1.4)

Net change in accumulated other comprehensive income (loss)	(0.6)		21.6	(28.2)		(7.2)

Balance at September 30, 2024	$(147.1)		$(150.3)	$(11.7)		$(309.1)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the three months ended September 30, 2025 and September 30, 2024.

(b)
The amounts reclassified from AOCI included $(1.6) million in cost of goods sold (COGS), $(0.1) million in interest expense and $(0.9) million in Other income (expense), net for the three months ended September 30, 2025 and $(2.0) million in COGS, $(1.2) million in interest expense and $7.4 million in Other income (expense), net for the three months ended September 30, 2024.

(c)
The amount reclassified from AOCI for the three months ended September 30, 2025 reflects the cumulative translation adjustment associated with the sale of AAM India Manufacturing Corporation Pvt., Ltd. that was completed in the third quarter of 2025. See Note 2 - Acquisitions and Dispositions for further details.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Defined Benefit Plans		Foreign Currency Translation Adjustments		Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2024	$(157.2)		$(187.0)		$(8.0)		$(352.2)

Other comprehensive income (loss) before reclassifications	—		38.1		(8.1)		30.0

Income tax effect of other comprehensive income (loss) before reclassifications	—		—		1.7		1.7

Amounts reclassified from accumulated other comprehensive income (loss)	(1.1)	(a)	39.2	(c)	27.0	(b)	65.1

Income taxes reclassified into net income	0.4		—		(6.5)		(6.1)

Net change in accumulated other comprehensive income (loss)	(0.7)		77.3		14.1		90.7

Balance at September 30, 2025	$(157.9)		$(109.7)		$6.1		$(261.5)

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

Other comprehensive loss before reclassifications	—		(8.0)	(28.0)		(36.0)

Income tax effect of other comprehensive loss before reclassifications	—		—	5.9		5.9

Amounts reclassified from accumulated other comprehensive income (loss)	(2.7)	(a)	—	(14.6)	(b)	(17.3)

Income taxes reclassified into net income	0.9		—	0.3		1.2

Net change in accumulated other comprehensive income (loss)	(1.8)		(8.0)	(36.4)		(46.2)

Balance at September 30, 2024	$(147.1)		$(150.3)	$(11.7)		$(309.1)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the nine months ended September 30, 2025 and September 30, 2024.

(b)
The amounts reclassified from AOCI included $4.4 million in COGS, $(1.5) million in interest expense and $24.1 million in Other income (expense), net for the nine months ended September 30, 2025 and $(12.4) million in COGS, $(2.6) million in interest expense and $0.4 million in Other income (expense), net for the nine months ended September 30, 2024.

(c)
The amount reclassified from AOCI for the nine months ended September 30, 2025 included $6.4 million for AAM's 50% share of the cumulative translation adjustment associated with the two Chinese joint ventures that we exited in the first quarter of 2025 and $32.8 million for the cumulative translation adjustment associated with the sale of AAM India Manufacturing Corporation Pvt., Ltd. that was completed in the third quarter of 2025. See Note 2 - Acquisitions and Dispositions for further details.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)

Service cost	$0.1	$0.3	$0.2	$0.8
Interest cost	5.9	5.8	17.9	17.4
Expected asset return	(6.4)	(7.2)	(19.2)	(21.5)
Amortized loss	2.2	1.7	6.5	5.1
Net periodic benefit cost	$1.8	$0.6	$5.4	$1.8

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)

Service cost	$0.1	$—	$0.1	$0.1
Interest cost	2.3	2.1	6.8	6.3
Amortized gain	(2.4)	(2.5)	(7.1)	(7.5)
Amortized prior service credit	(0.2)	(0.1)	(0.5)	(0.3)
Net periodic benefit credit	$(0.2)	$(0.5)	$(0.7)	$(1.4)

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, we have a noncurrent pension liability of $77.6 million and $78.3 million, respectively. As of September 30, 2025 and December 31, 2024, we have a noncurrent other postretirement benefits liability of $264.0 million and $265.3 million, respectively.

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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)

Beginning balance	$62.5	$67.7	$60.6	$66.3
Accruals	4.1	3.6	11.7	11.3
Payments	(3.7)	(8.6)	(8.9)	(13.7)
Adjustment to prior period accruals	(1.6)	(0.1)	(3.5)	(0.6)
Foreign currency translation	(0.1)	0.9	1.3	0.2
Ending balance	$61.2	$63.5	$61.2	$63.5

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three and nine months ended September 30, 2025 and 2024. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Three Months Ended September 30, 2025
	(in millions)
	Driveline	Metal Forming	Total
North America	$807.1	$320.8	$1,127.9
Asia	126.6	2.6	129.2
Europe	84.7	107.1	191.8
South America	32.2	24.2	56.4
Total	$1,050.6	$454.7	$1,505.3

	Three Months Ended September 30, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$762.6	$322.4	$1,085.0
Asia	151.1	4.3	155.4
Europe	105.7	113.0	218.7
South America	22.9	22.9	45.8
Total	$1,042.3	$462.6	$1,504.9

	Nine Months Ended September 30, 2025
	(in millions)
	Driveline	Metal Forming	Total
North America	$2,344.3	$957.1	$3,301.4
Asia	407.2	8.7	415.9
Europe	257.2	329.8	587.0
South America	80.4	68.1	148.5
Total	$3,089.1	$1,363.7	$4,452.8

	Nine Months Ended September 30, 2024
	(in millions)
	Driveline	Metal Forming	Total
North America	$2,439.8	$1,026.0	$3,465.8
Asia	437.7	17.5	455.2
Europe	337.7	360.4	698.1
South America	57.8	67.2	125.0
Total	$3,273.0	$1,471.1	$4,744.1

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2024	$709.1	$14.2	$37.0
September 30, 2025	857.2	35.5	22.0
Increase/(decrease)	$148.1	$21.3	$(15.0)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $19.2 million and $13.6 million for the nine months ended September 30, 2025 and 2024, respectively.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2022, we completed our acquisition of Tekfor Group (Tekfor) and in 2023 we initiated certain restructuring actions associated with the acquired entities. We expect to incur restructuring costs associated with the acquired entities into 2026. In the first quarter of 2024, we initiated a global restructuring program (the 2024 Program) focused on optimizing our cost structure. We expect to incur costs under the 2024 Program into 2029.
A summary of our restructuring activity for the first nine months of 2025 and 2024 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2023	$3.0	$1.7	$4.7
Charges	6.1	1.6	7.7
Cash utilization	(5.3)	(1.5)	(6.8)
Accrual at September 30, 2024	$3.8	$1.8	$5.6

Accrual at December 31, 2024	$0.8	$2.0	$2.8
Charges	2.5	11.9	14.4
Cash utilization	(2.6)	(11.2)	(13.8)
Accrual at September 30, 2025	$0.7	$2.7	$3.4
As part of our restructuring actions, we incurred total severance charges of approximately $2.5 million and $6.1 million during the nine months ended September 30, 2025 and 2024, respectively. We also incurred total implementation costs of approximately $11.9 million and $1.6 million during the nine months ended September 30, 2025 and 2024, respectively. Implementation costs consist primarily of plant exit costs.
Approximately $8.8 million of our total restructuring costs for the nine months ended September 30, 2025 related to the 2024 Program and approximately $5.6 million were associated with Tekfor. From inception of the 2024 Program, we have incurred $18.3 million of total restructuring costs under this program. We have incurred $8.2 million of total restructuring costs associated with Tekfor.
Approximately $7.5 million and $5.8 million of our total restructuring costs for the nine months ended September 30, 2025 related to our Driveline and Metal Forming segments, respectively, while the reminder were corporate costs. Approximately $4.2 million of our total restructuring costs for the nine months ended September 30, 2024 related to our Driveline segment and these costs were primarily associated with the closure of our Glasgow Manufacturing Facility in Scotland, which is part of the 2024 Program. Approximately $1.9 million of our total restructuring costs for the nine months ended September 30, 2024 related to our Metal Forming segment, while the remainder were corporate costs. We expect to incur approximately $40 million to $50 million of total restructuring charges in 2025.
The following table represents a summary of acquisition-related costs associated with the Business Combination and integration costs primarily related to our previous acquisition of Tekfor:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the nine months ended September 30, 2025	$43.0	$0.2	$43.2
Charges for the nine months ended September 30, 2024	—	2.0	2.0
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Income and totaled $21.4 million and $2.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $57.6 million and $9.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

Our income tax expense (benefit) and effective income tax rates for the three and nine months ended September 30, 2025 and September 30, 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)

Income tax expense (benefit)	$(10.9)	$(12.1)	$31.2	$21.0
Effective income tax rate	641.2%	576.2%	35.9%	30.1%

On July 4, 2025, H.R. 1 (the One Big Beautiful Bill or the Act) was enacted into law introducing a broad range of U.S. federal tax reform provisions, which included, among other items, extending and modifying certain key Tax Cuts & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of other incentives. The most impactful provision of the Act for AAM is a permanent modification to the interest expense limitation rules under Internal Revenue Code (IRC) Section 163(j), including an amendment to the Adjusted Taxable Income (ATI) calculation required under IRC Section 163(j)(8)(A). Based on the provisions of the Act, ATI is now computed without regard to any deduction allowable for depreciation and amortization (based on EBITDA as the interest limitation base), which has reduced limitations on the deductibility of our business interest expense and resulted in the realization of additional deferred tax assets related to previously disallowed interest expense carryforwards. During the three and nine months ended September 30, 2025 we recognized a discrete income tax benefit of $22.0 million as a result of the enactment of the One Big Beautiful Bill.

During the three and nine months ended September 30, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. Additionally, during the three and nine months ended September 30, 2024, we recognized an income tax benefit of $7.9 million as the result of elections made as part of our 2023 income tax return.

Our effective income tax rates for the three and nine months ended September 30, 2025 vary from our effective income tax rates for the three and nine months ended September 30, 2024 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the three and nine months ended September 30, 2025, our effective income tax rates vary from the U.S. federal statutory rate primarily due to the impact of the Act, as well as the mix of earnings on a jurisdictional basis, and the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, for the three and nine months ended September 30, 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the three and nine months ended September 30, 2024, our effective income tax rates varied from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income, the impact of certain foreign tax rates and the impact of tax credits.

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

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements as of, and for the nine months ended, September 30, 2025 and September 30, 2024, with the exception of the income tax receivable of $10.1 million that was paid by AAM to the IRS in 2023. As of September 30, 2025, in the event AAM is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2024, is estimated to be in the range of approximately $315 million to $365 million.

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

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of September 30, 2025 and December 31, 2024, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $34.7 million and $34.2 million, respectively.

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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Numerator
Net income	$9.2	$10.0	$55.6	$48.7
Less: Net income attributable to participating securities	(0.4)	(0.4)	(2.3)	(1.7)
Net income attributable to common shareholders - Basic and Dilutive	$8.8	$9.6	$53.3	$47.0

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	124.0	122.0	123.5	121.6
Less: Weighted-average participating securities	(5.4)	(4.4)	(5.2)	(4.1)
Weighted-average common shares outstanding	118.6	117.6	118.3	117.5

Effect of dilutive securities -
Dilutive stock-based compensation	0.3	0.2	0.2	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	118.9	117.8	118.5	117.6

Basic EPS	$0.07	$0.08	$0.45	$0.40

Diluted EPS	$0.07	$0.08	$0.45	$0.40

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

The following tables represent information by reportable segment for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30, 2025
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$1,051.1	$595.0	$—	$1,646.1
Less: Intersegment sales	0.5	140.3	—	140.8
Net external sales	$1,050.6	$454.7	$—	$1,505.3
Cost of goods sold (a)	830.2	395.5	—	1,225.7
Selling, general and administrative expenses (b)	71.4	22.2	—	93.6
Other segment expense (income), net (c)	(7.8)	(0.9)	—	(8.7)
Segment Adjusted EBITDA	$156.8	$37.9	$—	$194.7

Depreciation and amortization	$60.8	$55.5	$—	$116.3

Capital expenditures	$43.4	$20.2	$0.5	$64.1

(a) Cost of goods sold excludes depreciation and amortization, which was $51.9 million for Driveline and $38.7 million for Metal Forming for the three months ended September 30, 2025.
(b) Selling, general and administrative expenses excludes depreciation, which was $4.3 million for Driveline and $0.9 million for Metal Forming for the three months ended September 30, 2025.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2024
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$1,042.8	$596.5	$—	$1,639.3
Less: Intersegment sales	0.5	133.9	—	134.4
Net external sales	$1,042.3	$462.6	$—	$1,504.9
Cost of goods sold (a)	839.0	403.4	—	1,242.4
Selling, general and administrative expenses (b)	70.2	19.3	—	89.5
Other segment expense (income), net (c)	(2.6)	1.2	—	(1.4)
Segment Adjusted EBITDA	$135.7	$38.7	$—	$174.4

Depreciation and amortization	$61.9	$55.0	$—	$116.9

Capital expenditures	$40.4	$31.9	$0.9	$73.2

(a) Cost of goods sold excludes depreciation and amortization, which was $52.8 million for Driveline and $38.4 million for Metal Forming for the three months ended September 30, 2024.
(b) Selling, general and administrative expenses excludes depreciation, which was $4.2 million for Driveline and $0.9 million for Metal Forming for the three months ended September 30, 2024.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

	Nine Months Ended September 30, 2025
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$3,091.0	$1,769.2	$—	$4,860.2
Less: Intersegment sales	1.9	405.5	—	407.4
Net external sales	$3,089.1	$1,363.7	$—	$4,452.8
Cost of goods sold (a)	2,459.8	1,164.5	—	3,624.3
Selling, general and administrative expenses (b)	210.2	64.7	—	274.9
Other segment expense (income), net (c)	(11.9)	(8.7)	—	(20.6)
Segment Adjusted EBITDA	$431.0	$143.2	$—	$574.2

Depreciation and amortization	$180.2	$161.8	$—	$342.0

Capital expenditures	$116.9	$72.3	$1.5	$190.7

Total assets	$2,437.9	$1,588.7	$1,316.6	$5,343.2

(a) Cost of goods sold excludes depreciation and amortization, which was $153.3 million for Driveline and $111.6 million for Metal Forming for the nine months ended September 30, 2025.
(b) Selling, general and administrative expenses excludes depreciation, which was $13.0 million for Driveline and $2.6 million for Metal Forming for the nine months ended September 30, 2025.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

AMERICAN AXLE & MANUFACTURING HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30, 2024
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$3,273.7	$1,893.7	$—	$5,167.4
Less: Intersegment sales	0.7	422.6	—	423.3
Net external sales	$3,273.0	$1,471.1	$—	$4,744.1
Cost of goods sold (a)	2,613.9	1,265.8	—	3,879.7
Selling, general and administrative expenses (b)	221.0	62.1	—	283.1
Other segment expense (income), net (c)	(6.8)	(0.3)	—	(7.1)
Segment Adjusted EBITDA	$444.9	$143.5	$—	$588.4

Depreciation and amortization	$186.0	$168.3	$—	$354.3

Capital expenditures	$93.4	$73.9	$2.7	$170.0

Total assets	$2,567.0	$1,720.3	$1,041.0	$5,328.3

(a) Cost of goods sold excludes depreciation and amortization, which was $158.8 million for Driveline and $118.5 million for Metal Forming for the nine months ended September 30, 2024.
(b) Selling, general and administrative expenses excludes depreciation, which was $12.3 million for Driveline and $2.7 million for Metal Forming for the nine months ended September 30, 2024.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Total segment adjusted EBITDA	$194.7	$174.4	$574.2	$588.4
Interest expense	(42.7)	(45.2)	(128.7)	(142.1)
Depreciation and amortization	(116.3)	(116.9)	(342.0)	(354.3)
Restructuring and acquisition-related costs	(21.4)	(2.2)	(57.6)	(9.7)
Gain (loss) on Business Combination Derivative (Note 6)	(16.0)	—	52.2	—
Loss on equity securities	—	—	—	(0.1)
Debt refinancing and redemption costs	—	(0.2)	(3.3)	(0.5)
Impairment charges (Note 2)	—	(12.0)	(8.0)	(12.0)
Income (loss) before income taxes	$(1.7)	$(2.1)	$86.8	$69.7

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

COMPANY OVERVIEW

As a leading global tier 1 automotive and mobility supplier, AAM designs, engineers and manufactures Driveline and Metal Forming technologies to support electric, hybrid, and internal combustion vehicles. Headquartered in Detroit, Michigan, with nearly 75 facilities in 15 countries, AAM is bringing the future faster for a safer and more sustainable tomorrow.

Major Customers

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 44% of our consolidated net sales for the first nine months of 2025, 41% for the first nine months of 2024 and 42% for the full year 2024.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup truck and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 13% of our consolidated net sales for the first nine months of 2025, 14% for the first nine months of 2024 and 13% for the full year 2024.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Edge, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 15% of our consolidated net sales for the first nine months of 2025 and 13% for both the first nine months of 2024 and the full year 2024.

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

Pursuant to the Business Combination, Dowlais shareholders will be entitled to receive for each Dowlais ordinary share: 0.0881 shares of new AAM common stock and 43 pence per share in cash (approximately $0.58 per share as of September 30, 2025). The transaction has been unanimously approved by the Boards of Directors of AAM and Dowlais and has also been approved by both sets of shareholders. Following the close of the transaction, the combined company will be headquartered in Detroit, Michigan and will be led by AAM's Chairman and CEO. The transaction is expected to close in the first quarter of 2026, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited (BFL) for a sales price of $65 million (the India Sale Agreement). In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd., and in October 2025, we reached agreement with BFL on the final settlement amount associated with the post-closing adjustments, including the final working capital true-up. As a result, total cash proceeds from the sale, net of cash divested, were approximately $64 million, of which we collected approximately $58 million in July 2025 and the remaining $6 million in the fourth quarter of 2025. For the nine months ended September 30, 2025 and 2024, we recorded impairment charges of $8 million and $12 million, respectively, to reduce the carrying value of this business to fair value less costs to sell.

Uncertainty Associated with Tariffs and Trade Relations

The U.S. government has announced the implementation of new tariffs, as well as increases in certain existing tariffs, on various products including assembled vehicles and automotive parts and components imported into the U.S., and there is considerable uncertainty around the extent, timing and duration of these tariffs. This has resulted in retaliatory tariffs against the U.S. by the governments of various countries, resulting in significant instability and uncertainty in U.S. trade relations with certain countries.

For the nine months ended September 30, 2025, the net impact on earnings related to the aforementioned tariffs was approximately $15 million and we expect a continuing impact from tariffs in future periods. We are implementing mitigation actions and pursuing recoveries from our customers for the cost increases resulting from the tariffs but have not reached final agreement with all customers and therefore the total amount and timing of such recoveries is unknown. For the full year 2025, we anticipate the impact on earnings of these tariffs to be approximately $10 million to $15 million after mitigation actions and estimated customer recoveries. However, due to uncertainty associated with the potential further implementation or expansion of tariffs, as well as the potential for additional retaliatory actions and other changes to existing trade agreements or changes in international trade relations, the actual impact on 2025 earnings could differ materially from this estimate.

Commercial Matters

In April 2024, one of our largest customers notified AAM that production purchase orders related to a previously announced contract to supply e-Beam axles for a future vehicle program were terminated. We believe that the termination of these purchase orders reflects, in part, the significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of production. We have submitted a cancellation claim to recover certain costs incurred in connection with the terminated purchase orders. As of September 30, 2025, we have approximately $70 million of assets in our Condensed Consolidated Balance Sheet associated with this program, consisting of capitalized engineering, design and development costs and other commercial amounts. As of the date of this filing, we believe we are entitled to claim and recover the full amount. However, due to the nature of the cancellation claim process, and the need to reach final resolution with the customer, the ultimate amount to be recovered is not determinable and could differ materially from the amount included in our Condensed Consolidated Balance Sheet.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED SEPTEMBER 30, 2025 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024

Net Sales

	Three Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Net sales	$1,505.3	$1,504.9	$0.4	—%

The change in net sales in the third quarter of 2025, as compared to the third quarter of 2024, primarily reflects an increase of approximately $25 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, offset by a reduction of approximately $30 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., which was completed on July 1, 2025.

Cost of Goods Sold

	Three Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Cost of goods sold	$1,316.3	$1,333.6	$(17.3)	(1.3)%

The decrease in cost of goods sold in the third quarter of 2025, as compared to the third quarter of 2024, is primarily attributable to a reduction of approximately $28 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd, as well as the impact of improved operating performance. These decreases in cost of goods sold were partially offset by an increase of approximately $24 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. For the three months ended September 30, 2025, material costs were approximately 54% of total costs of goods sold, as compared to approximately 56% for the three months ended September 30, 2024.

Gross Profit

	Three Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Gross profit	$189.0	$171.3	$17.7	10.3%

Gross margin was 12.6% in the third quarter of 2025, as compared to 11.4% in the third quarter of 2024. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Selling, general & administrative expenses	$98.8	$94.6	$4.2	4.4%

SG&A as a percentage of net sales was 6.6% in the third quarter of 2025, as compared to 6.3% in the third quarter of 2024. Research and development (R&D) expense, net of customer engineering, design and development (ED&D) recoveries, was approximately $37.4 million in the third quarter of 2025, as compared to $40.1 million in the third quarter of 2024. The change in SG&A in the third quarter of 2025, as compared to the third quarter of 2024, primarily reflects higher incentive compensation expense, partially offset by the reduction in net R&D expense.

Amortization of Intangible Assets Amortization expense related to intangible assets was $20.4 million for the three months ended September 30, 2025 and $20.8 million for the three months ended September 30, 2024.

Impairment Charge In connection with the India Sale Agreement, we recorded an impairment charge in the three months ended September 30, 2024 of $12.0 million to reduce the carrying value of this business to fair value less costs to sell and there was no such charge for the three months ended September 30, 2025. See Note 2 - Acquisitions and Dispositions for additional detail regarding the India Sale Agreement.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $21.4 million in the third quarter of 2025 and $2.2 million in the third quarter of 2024. The change in restructuring and acquisition-related costs was primarily related to acquisition-related costs incurred in connection with the Business Combination. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $48.4 million in the third quarter of 2025, as compared to $41.7 million in the third quarter of 2024. Operating margin was 3.2% in the third quarter of 2025, as compared to 2.8% in the third quarter of 2024. The changes in operating income and operating margin were primarily due to factors discussed in Net Sales, Cost of Goods Sold, Impairment Charge and Restructuring and Acquisition-Related Costs above.

Interest Expense and Interest Income  Interest expense was $42.7 million in the third quarter of 2025, as compared to $45.2 million in the third quarter of 2024. The weighted-average interest rate of our long-term debt outstanding was 6.7% in the third quarter of 2025 and 7.2% in the third quarter of 2024.

Interest income was $7.0 million in the third quarter of 2025 and $7.1 million in the third quarter of 2024.

Debt Refinancing and Redemption Costs  In the third quarter of 2024, we voluntarily redeemed a portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $1.2 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Gain (Loss) on Business Combination Derivative  In the third quarter of 2025, we recognized an unrealized loss on the Business Combination Derivative of $16.0 million. See Note 6 - Derivatives for additional detail on the Business Combination Derivative.

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $1.6 million in the third quarter of 2025, as compared to expense of $5.5 million in the third quarter of 2024. The change in other income (expense), net was primarily driven by changes in foreign exchange gains and losses in the third quarter of 2025, as compared to the third quarter of 2024.

Income Tax Expense (Benefit)   Income tax was a benefit of $10.9 million for the three months ended September 30, 2025, as compared to a benefit of $12.1 million for the three months ended September 30, 2024. Our effective income tax rate was 641.2% in the third quarter of 2025, as compared to 576.2% in the third quarter of 2024.

On July 4, 2025, H.R. 1 (the One Big Beautiful Bill or the Act) was enacted into law introducing a broad range of U.S. federal tax reform provisions, which included, among other items, extending and modifying certain key Tax Cuts & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of other incentives. The most impactful provision of the Act for AAM is a permanent modification to the interest expense limitation rules under Internal Revenue Code (IRC) Section 163(j), including an amendment to the Adjusted Taxable Income (ATI) calculation required under IRC Section 163(j)(8)(A). Based on the provisions of the Act, ATI is now computed without regard to any deduction allowable for depreciation and amortization (based on EBITDA as the interest limitation base), which has reduced limitations on the deductibility of our business interest expense and resulted in the realization of additional deferred tax assets related to previously disallowed interest expense carryforwards. During the three months ended September 30, 2025 we recognized a discrete income tax benefit of $22.0 million as a result of the enactment of the One Big Beautiful Bill.

During the three months ended September 30, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. Additionally, during the three months ended September 30, 2024, we recognized an income tax benefit of $7.9 million as the result of elections made as part of our 2023 income tax return.

Our effective income tax rate for the three months ended September 30, 2025 varies from our effective income tax rate for the three months ended September 30, 2024 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the three months ended September 30, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the impact of the Act, as well as the mix of earnings on a jurisdictional basis, and the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, for the three months ended September 30, 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the three months ended September 30, 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income, the impact of certain foreign tax rates and the impact of tax credits.

Net Income and Earnings Per Share (EPS) Net income was $9.2 million in the third quarter of 2025, as compared to $10.0 million in the third quarter of 2024. Diluted earnings per share was $0.07 per share in the third quarter of 2025, as compared to $0.08 in the third quarter of 2024. Net income and EPS for the third quarters of 2025 and 2024 were primarily impacted by the factors discussed above.

RESULTS OF OPERATIONS –– NINE MONTHS ENDED SEPTEMBER 30, 2025 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2024

Net Sales

	Nine Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Net sales	$4,452.8	$4,744.1	$(291.3)	(6.1)%

The change in net sales in the first nine months of 2025, as compared to the first nine months of 2024, primarily reflects lower production volumes on certain vehicle programs that we support and a reduction of approximately $30 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., which was completed on July 1, 2025. These decreases were partially offset by an increase of approximately $8 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold

	Nine Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Cost of goods sold	$3,889.2	$4,157.0	$(267.8)	(6.4)%

The decrease in cost of goods sold in the first nine months of 2025, as compared to the first nine months of 2024, primarily reflects lower production volumes on certain vehicle programs that we support, as well as a reduction of approximately $28 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., and the impact of improved operating performance. For the nine months ended September 30, 2025, material costs were approximately 55% of total cost of goods sold as compared to approximately 57% for the nine months ended September 30, 2024.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Gross profit	$563.6	$587.1	$(23.5)	(4.0)%

Gross margin was 12.7% in the first nine months of 2025, as compared to 12.4% in the first nine months of 2024. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
(in millions)	2025	2024	Change	Percent Change
Selling, general & administrative expenses	$290.5	$298.1	$(7.6)	(2.5)%

SG&A as a percentage of net sales was 6.5% in the first nine months of 2025 as compared to 6.3% in the first nine months of 2024. R&D expense, net of customer ED&D recoveries, was approximately $109.8 million in the first nine months of 2025, as compared to $121.3 million in the first nine months of 2024, and was the primary driver of the change in SG&A.

Amortization of Intangible Assets Amortization expense related to intangible assets was $61.4 million for the nine months ended September 30, 2025, as compared to $62.1 million for the nine months ended September 30, 2024.

Impairment Charges In connection with the India Sale Agreement, we recorded impairment charges of $8.0 million and $12.0 million in the nine months ended September 30, 2025 and September 30, 2024, respectively, to reduce the carrying value of this business to fair value less costs to sell. See Note 2 - Acquisitions and Dispositions for additional detail regarding the India Sale Agreement.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $57.6 million for the nine months ended September 30, 2025, as compared to $9.7 million for the nine months ended September 30, 2024. The change in restructuring and acquisition-related costs was primarily related to acquisition-related costs incurred in connection with the Business Combination. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred.

In 2025, we expect to incur approximately $40 million to $50 million of total restructuring charges. In addition, we expect to incur $50 million to $60 million of acquisition-related costs in 2025 associated with the Business Combination. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income  Operating income was $146.1 million in the first nine months of 2025 as compared to $205.2 million in the first nine months of 2024. Operating margin was 3.3% in the first nine months of 2025, as compared to 4.3% in the first nine months of 2024. The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold, SG&A and Restructuring and Acquisition-Related Costs above.

Interest Expense and Interest Income  Interest expense was $128.7 million in the first nine months of 2025 as compared to $142.1 million in the first nine months of 2024. The weighted-average interest rate of our long-term debt outstanding was 6.7% for the nine months ended September 30, 2025 and 7.1% for the nine months ended September 30, 2024. The reduction in interest expense in the first nine months of 2025, as compared to the first nine months of 2024, was attributable to lower outstanding indebtedness and the reduction in our weighted-average interest rate. We expect our interest expense for the full year 2025 to be approximately $205 million including interest expense to be incurred in connection with financing the Business Combination.

Interest income was $18.2 million in the first nine months of 2025 as compared to $21.5 million in the first nine months of 2024. In connection with the 6.375% senior secured notes due 2032 (the 6.375% Notes) and 7.75% senior unsecured notes due 2033 (the 7.75% Notes, and together with the 6.375% Notes, the Notes) issued by AAM, Inc. on October 3, 2025, we estimate approximately $16 million of interest income in the fourth quarter of 2025 on the proceeds from the Notes placed in segregated escrow accounts. See Note 5 - Long-Term Debt for further detail on the financing for the Business Combination and the funds in escrow.

Debt Refinancing and Redemption Costs  In the first nine months of 2025, we expensed $3.3 million of fees and unamortized debt issuance costs in connection with the Second Amendment to the Amended and Restated Credit Facility. See Note 5 - Long-Term Debt for further detail on the Second Amendment to the Amended and Restated Credit Facility.

In the first nine months of 2024, we amended our existing Amended and Restated Credit Agreement and established a New Term Loan B Facility. As a result, we incurred approximately $0.2 million of debt refinancing and redemption costs during the first nine months of 2024. In addition, in the first nine months of 2024, we voluntarily redeemed a portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payments of $80.0 million and $1.6 million in accrued interest. We also expensed approximately $0.3 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Gain (Loss) on Business Combination Derivative In the first nine months of 2025, we recognized an unrealized gain on the Business Combination Derivative of $52.2 million. See Note 6 - Derivatives for additional detail on the Business Combination Derivative.

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

Other Income (Expense), Net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $2.3 million in the first nine months of 2025, as compared to expense of $14.3 million in the first nine months of 2024. The change in other income (expense), net was primarily driven by changes in foreign exchange gains and losses in the nine months ended September 30 2025, as compared to the nine months ended September 30, 2024.

Income Tax Expense (Benefit) Income tax expense was $31.2 million for the nine months ended September 30, 2025, as compared to expense of $21.0 million for the nine months ended September 30, 2024. Our effective income tax rate was 35.9% in the first nine months of 2025 as compared to 30.1% in the first nine months of 2024.

During the nine months ended September 30, 2025 we recognized a discrete income tax benefit of $22.0 million as a result of the enactment of the One Big Beautiful Bill. During the nine months ended September 30, 2024, in computing our estimated annual effective tax rate, we recorded a valuation allowance against the deferred tax asset on the current year estimated disallowed interest expense in the U.S. Additionally, during the nine months ended September 30, 2024, we recognized an income tax benefit of $7.9 million as the result of elections made as part of our 2023 income tax return.

Our effective income tax rate for the nine months ended September 30, 2025 varies from our effective income tax rate for the nine months ended September 30, 2024 primarily as a result of the mix of earnings on a jurisdictional basis and the impact of the discrete items noted above.

For the nine months ended September 30, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the impact of the Act, as well as the mix of earnings on a jurisdictional basis, and the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. In addition, the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions also impacted our effective tax rate, as compared to the U.S. federal statutory rate, for the nine months ended September 30, 2025. These tax expenses were partially offset by the favorable impact of tax credits.

For the nine months ended September 30, 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to the unfavorable impact related to the disallowed interest expense deductions in the U.S. and tax expense related to global intangible low-taxed income, the impact of certain foreign tax rates and the impact of tax credits.

Net Income and Earnings Per Share (EPS) Our net income was $55.6 million in the first nine months of 2025, as compared to $48.7 million in the first nine months of 2024. Diluted earnings per share was $0.45 in the first nine months of 2025, as compared to $0.40 per share in the first nine months of 2024. Net income and EPS for the first nine months of 2025 and 2024 were primarily impacted by the factors discussed above.

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

The following table represents sales by reportable segment for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Driveline	$1,051.1	$1,042.8	$3,091.0	$3,273.7
Metal Forming	595.0	596.5	1,769.2	1,893.7
Eliminations	(140.8)	(134.4)	(407.4)	(423.3)
Net sales	$1,505.3	$1,504.9	$4,452.8	$4,744.1

The increase in Driveline sales for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily reflects an increase of approximately $15 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, as well as the impact of certain commercial pricing and other recoveries from customers. These increases were partially offset by a reduction of approximately $30 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., which was completed on July 1, 2025.

The change in Driveline sales for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily reflects lower production volumes on certain vehicle programs that we support, as well as a reduction of approximately $30 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd. These decreases were partially offset by the impact of certain commercial pricing and other recoveries from customers and an increase of approximately $7 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in Metal Forming sales for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, reflects lower production volumes on certain vehicle programs that we support, partially offset by an increase of approximately $10 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. The change in Metal Forming sales for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, reflects lower production volumes on certain vehicle programs that we support.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The amounts for Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Driveline	$156.8	$135.7	$431.0	$444.9
Metal Forming	37.9	38.7	143.2	143.5
Total segment adjusted EBITDA	$194.7	$174.4	$574.2	$588.4

For the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, Segment Adjusted EBITDA for the Driveline segment reflects improved operating performance and the impact of certain commercial pricing and other recoveries from customers. Segment Adjusted EBITDA for the Driveline segment also reflects approximately $5 million of favorability in other segment income primarily related to the change in foreign exchange gains and losses during the third quarter of 2025, as compared to the third quarter of 2024.

For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, Segment Adjusted EBITDA for the Driveline segment reflects the impact of lower production volumes on certain vehicle programs that we support, partially offset by a reduction of SG&A expense of approximately $11 million, which was primarily the result of lower R&D expense, as well as the impact of certain commercial pricing and other recoveries from customers. Segment Adjusted EBITDA for the Driveline segment also reflects approximately $5 million of favorability in other segment income primarily related to the change in foreign exchange gains and losses during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, the change in Segment Adjusted EBITDA for the Metal Forming segment reflects the impact of lower production volumes on certain vehicle programs that we support, offset by improved operating performance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$9.2	$10.0	$55.6	$48.7
Interest expense	42.7	45.2	128.7	142.1
Income tax expense (benefit)	(10.9)	(12.1)	31.2	21.0
Depreciation and amortization	116.3	116.9	342.0	354.3
EBITDA	$157.3	$160.0	$557.5	$566.1
Restructuring and acquisition-related costs	21.4	2.2	57.6	9.7
Debt refinancing and redemption costs	—	0.2	3.3	0.5
Loss (gain) on Business Combination Derivative	16.0	—	(52.2)	—
Loss on equity securities	—	—	—	0.1
Impairment charges (Note 2)	—	12.0	8.0	12.0
Total segment adjusted EBITDA	$194.7	$174.4	$574.2	$588.4

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund debt service obligations, capital expenditures, R&D spending, and working capital requirements, in addition to advancing our strategic initiatives. We believe that operating cash flow, available cash and cash equivalent balances and available borrowing capacity under our Senior Secured Credit Facilities and non-U.S. credit facilities, as well as cash held in escrow and committed financing associated with the Business Combination, will be sufficient to meet these needs.

At September 30, 2025, we had approximately $1.7 billion of liquidity consisting of approximately $714 million of cash and cash equivalents, approximately $897 million of available borrowings under our Revolving Credit Facility and approximately $93 million of available borrowings under non-U.S. credit facilities. We have no significant debt maturities before 2028, after considering the November 2025 redemption of the 6.50% Notes due 2027 described in Note 5 - Long-Term Debt that occurred subsequent to the balance sheet date.

Operating Activities  In the first nine months of 2025, net cash provided by operating activities was $291.1 million as compared to $304.2 million in the first nine months of 2024. The following factors impacted cash from operating activities in the first nine months of 2025, as compared to the first nine months of 2024:

Accounts receivable For the nine months ended September 30, 2025, we experienced a decrease in cash flow from operating activities of approximately $34 million related to the change in our accounts receivable balance from December 31, 2024 to September 30, 2025, as compared to the change in our accounts receivable balance from December 31, 2023 to September 30, 2024. This change was primarily the result of timing of sales to customers in the applicable periods, as well as the timing of collections on customer receivables due, in part, to our participation in an early payment program offered by our largest customer. This program allows us to sell certain of our North American receivables from this customer to a third party at our discretion, and we utilize this program from time to time.

Accounts payable and accrued expenses For the nine months ended September 30, 2025, we experienced an increase in cash flow from operating activities of approximately $89 million related to the change in our accounts payable and accrued expenses balance from December 31, 2024 to September 30, 2025, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2023 to September 30, 2024. This change was primarily the result of the timing of payments to suppliers in the applicable periods. In addition, the change in accounts payable and accrued expenses for the nine months ended September 30, 2025 reflects the impact of accrued acquisition-related costs as of September 30, 2025 associated with the Business Combination.

Interest paid Interest paid was $117.6 million for the nine months ended September 30, 2025, as compared to $138.2 million for the nine months ended September 30, 2024. The decrease in interest paid was the result of lower interest rates on certain of our variable-rate debt, as well as lower outstanding indebtedness in the first nine months of 2025, as compared to the first nine months of 2024.

Income taxes paid, net Income taxes paid, net was $39.6 million for the nine months ended September 30, 2025, as compared to $31.7 million for the nine months ended September 30, 2024. For the full year 2025, we estimate income taxes paid, net to be in the range of $60 million to $75 million.

Restructuring and acquisition-related costs For the full year 2025, we expect restructuring payments in cash flows from operating activities to be approximately $20 million and we expect the timing of cash payments to approximate the timing of charges incurred. In addition, we expect acquisition-related payments in cash flows from operating activities to be approximately $40 million to $50 million in connection with the Business Combination. The estimated range of acquisition-related payments in cash flows from operating activities for 2025 has been reduced from our original estimate of $60 million to $70 million as certain of these cash payments are expected to occur at or near closing of the transaction, which is now expected in the first quarter of 2026.

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

Investing Activities  In the first nine months of 2025, net cash used in investing activities was $108.3 million as compared to $174.2 million for the nine months of 2024. Capital expenditures were $190.7 million in the first nine months of 2025 as compared to $170.0 million in the first nine months of 2024. We expect our capital spending in 2025 to be approximately 5% of sales.

In the first nine months of 2025, we exited our 50% ownership of both Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd. As a result, we collected approximately $30 million in cash, which approximated the carrying value of our investments in these joint ventures at the time of disposition. We accounted for these Chinese joint ventures as equity method investments and, as such, their results of operations, cash flows and account balances were not consolidated in our financial statements.

In October 2024, we entered into the India Sale Agreement. In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd. and in October 2025, we reached agreement on the final settlement amount associated with the post-closing adjustments, including the final working capital true-up. As a result, total cash proceeds from the sale, net of cash divested, were approximately $64 million, of which we collected approximately $58 million in July 2025 and the remaining $6 million in the fourth quarter of 2025.

In connection with the Business Combination, Dowlais shareholders will be entitled to receive 43 pence per share for each Dowlais ordinary share, which translated to $0.58 per share at the September 30, 2025 exchange rate. At this exchange rate, the cash consideration associated with the Business Combination would be approximately $768 million. In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) that is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense) in our Condensed Consolidated Statement of Income. The Business Combination Derivative was in an asset position of approximately $52 million at September 30, 2025. This derivative will not impact the cash consideration payable to Dowlais shareholders associated with the Business Combination, however, it does reduce the cash flow variability resulting from fluctuations in the foreign currency exchange rate between the U.S. dollar and pound sterling for AAM on a net basis.

Financing Activities  In the first nine months of 2025, net cash used in financing activities was $35.5 million, as compared to $106.0 million in the first nine months of 2024. The following factors impacted cash from financing activities in the first nine months of 2025, as compared to the first nine months of 2024:

Senior Secured Credit Facilities Holdings and AAM, Inc. are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility), incremental tranche C term facility (the Tranche C Term Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility, the Term Loan B Facility and Tranche C Term Facility, the Senior Secured Credit Facilities).

On February 24, 2025, Holdings and AAM, Inc. entered into the Second Amendment to the Amended and Restated Credit Facility and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an incremental $843.0 million Tranche C Term Facility in connection with the Business Combination, which was subsequently decreased by AAM, Inc. to $835.0 million and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 was not changed by the Second Amendment.

At September 30, 2025, we had $897.1 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.9 million primarily for standby letters of credit issued against the facility.

As of September 30, 2025, we have prepaid $8.4 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

Financing Related to the Pending Business Combination, Redemption of the 6.50% Notes due 2027 and Partial Redemption of the 6.875% Notes due 2028 On October 3, 2025, AAM, Inc. issued $850 million of the 6.375% Notes and $1,250 million of the 7.75% Notes. The 6.375% Notes are governed by an indenture that contains covenants, that, among other things, restrict with certain exceptions, our ability to incur additional debt, make restricted payments, incur debt secured by liens, dispose of assets and engage in consolidations and mergers or sell or transfer all or substantially all of our assets. The 7.75% Notes are governed by an indenture that contains covenants that, among other things, restrict, with certain exceptions, our ability to engage in consolidations and mergers or sell or transfer all or substantially all of our assets, incur debt secured by liens and engage in certain sale and leaseback transactions. We intend to use the net proceeds from the issuance of the 6.375% Notes and 7.75% Notes, together with borrowings under our existing credit agreement and cash on hand to (a) pay the cash consideration payable in connection with the pending Business Combination and related fees and expenses, (b) repay in full all outstanding borrowings under the existing credit facilities of Dowlais and to pay related fees, expenses and premiums, after which all the existing credit facilities of Dowlais will be terminated, (c) to fund a change in control offer for certain outstanding notes of Dowlais, (d) to fund the redemption of all $500 million aggregate principal amount outstanding of 6.50% Notes due 2027 and the partial redemption of $150 million principal amount of 6.875% Notes due 2028, and to pay accrued and unpaid interest on the notes and (e) the remainder, if any, for general corporate purposes. We expect to pay approximately $17 million of debt issuance costs in the fourth quarter of 2025 related to the Notes and the Tranche C Term Facility.

In October 2025, we completed the partial redemption of the 6.875% Notes due 2028 and in November 2025, we completed the redemption of the 6.50% Notes due 2027, which resulted in payment of $5.5 million in accrued interest and expense of $3.0 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings.

Upon the issuance of the Notes on October 3, 2025, we deposited into segregated escrow accounts the gross proceeds from the 6.375% Notes and the gross proceeds from $600 million of the 7.75% Notes, together with certain amounts of prefunded interest. If certain escrow release conditions are not satisfied on or prior to the later of June 29, 2026, or such later date as AAM and Dowlais may agree to extend in accordance with the Co-operation Agreement, dated January 29, 2025, between AAM and Dowlais, or such earlier date as determined by AAM, AAM will be required to redeem all of the 6.375% Notes and $600 million of the 7.75% Notes, together with accrued and unpaid interest. The Notes are secured by a first priority security interest in its respective escrow account and all funds deposited therein.

On January 29, 2025, in connection with the announcement of the Business Combination, Holdings and AAM, Inc. entered into a credit agreement (the Backstop Credit Agreement), the First Lien Bridge Credit Agreement (the First Lien Bridge Facility), and the Second Lien Bridge Credit Agreement (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). Following Holdings and AAM, Inc.'s entry into the Second Amendment, the Backstop Credit Agreement was terminated. Additionally, in connection with entry into the Second Amendment on February 24, 2025, Holdings and AAM, Inc. entered into the Amended and Restated First Lien Bridge Credit Agreement (the Amended and Restated First Lien Bridge Facility), and the Amended and Restated Second Lien Bridge Credit Agreement (the Amended and Restated Second Lien Bridge Facility, and together with the Amended and Restated First Lien Bridge Facility, the Amended and Restated Bridge Facilities). Following the issuance of the Notes on October 3, 2025, the Amended and Restated Bridge Facilities were terminated.

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

In the third quarter of 2024, we voluntarily redeemed an additional portion of our then outstanding 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $1.2 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. Additionally, in the nine months ended September 30, 2024, we also completed an open market repurchase of our 6.25% Notes due 2026 of $1.7 million.

Repayment of Tekfor Group Indebtedness In the nine months ended September 30, 2024, we repaid $6.6 million of outstanding indebtedness that we assumed upon our acquisition of Tekfor in June 2022.

Non-U.S. Credit Facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At September 30, 2025, $22.7 million was outstanding under our non-U.S. credit facilities, as compared to $27.6 million at December 31, 2024. At September 30, 2025, an additional $93.1 million was available under our non-U.S. credit facilities.

Treasury stock Treasury stock increased by $2.7 million in the first nine months of 2025 to $238.4 million as compared to $235.7 million at year-end 2024, due to the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

The following represents summarized financial information of Holdings, AAM Inc. and the Subsidiary Guarantors (collectively, the Combined Entities). The information has been prepared on a combined basis and excludes any investments of Holdings, AAM Inc., or the Subsidiary Guarantors in non-guarantor subsidiaries. Intercompany transactions and amounts between Combined Entities have been eliminated.

Statement of Operations Information	(in millions)
	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Net sales	$3,180.1	$4,268.4
Gross profit	419.1	537.9
Income from operations	38.6	73.9
Net income (loss)	15.7	(27.2)

Balance Sheet Information	(in millions)
	September 30, 2025	December 31, 2024
Current assets	$1,466.7	$1,038.5
Noncurrent assets	2,454.9	2,480.8

Current liabilities	572.1	497.7
Noncurrent liabilities	3,142.9	3,098.0

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At September 30, 2025 and December 31, 2024, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $20 million and $15 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $405 million and $380 million, respectively.

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

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the third quarter of 2025.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in the third quarter of 2025 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of September 30, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $244.1 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2028 and the purchase of certain working capital items into the second quarter of 2026. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $22.3 million at September 30, 2025 and was $20.7 million at December 31, 2024.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and pound sterling. This foreign currency forward contract is non-designated and will be recognized at fair value each reporting period up to, and including, the closing of the Business Combination with changes in fair value recognized in Other income (expense), net in our Condensed Consolidated Statement of Income. At September 30, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to approximately $768 million. The potential decrease in fair value on the foreign currency forward contract associated with the Business Combination, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $76.8 million at September 30, 2025.

In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At September 30, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million which was equivalent to $205.3 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027. The potential decrease in fair value of our fixed-to-fixed cross-currency swap, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $20.5 million at September 30, 2025 and was $18.1 million at December 31, 2024.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of September 30, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the third quarter of 2027, $200.0 million of which continues into the fourth quarter of 2029.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at September 30, 2025) on our long-term debt outstanding, would be approximately $4.4 million at September 30, 2025 and was approximately $4.3 million at December 31, 2024, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, except the following risk factors included therein that have been modified on this Form 10-Q for the nine months ended September 30, 2025:

Risks Related to the Pending Business Combination with Dowlais (Business Combination)

We have incurred a substantial amount of debt to complete the acquisition of Dowlais.

We have incurred significant debt to complete the Business Combination, including incurring approximately $2,285 million in net additional indebtedness under the Second Amendment and the issuance of the 6.375% Notes and 7.75% Notes (as described in Note 5 - Long-Term Debt). On a combined company basis, we expect that, together with Dowlais, we would have approximately $5,440 million of indebtedness at closing, excluding $1,495 million of undrawn commitments under our revolving credit facility. This substantial additional level of indebtedness incurred in connection with the Business Combination could have important consequences to our business, including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. Additionally, agreements that we have entered in connection with the pending Business Combination with Dowlais contain a number of covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Any failure to comply with covenants in the instruments governing our indebtedness could result in a default under our debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

The Business Combination with Dowlais may be delayed or not occur at all for a variety of reasons, including that the Business Combination is subject to various closing conditions, including governmental and regulatory approvals, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed.

It is currently anticipated that the Business Combination will be completed in the first calendar quarter of 2026. The consummation of the Business Combination is subject to the satisfaction or waiver of certain conditions. A number of the conditions are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Business Combination. These conditions include, among others: (i) the scheme of arrangement sanctioned by the High Court of Justice in England and Wales (the Court) becoming unconditional and becoming effective, subject to Rule 2.7 of the Takeover Code, by no later than 11:59 p.m. on June 29, 2026 (the Long Stop Date) (or such later date (if any) as AAM and Dowlais may agree, with the consent of the UK Panel on Takeovers and Mergers, and the Court may allow); (ii) confirmation having been received by AAM that the AAM common stock to be issued in connection with the Business Combination has been approved for listing, subject to official notice of issuance, on the New York Stock Exchange and (iii) the receipt of certain required antitrust and other regulatory approvals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended September 30, 2025 for the withholding and repurchase of shares of AAM stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1 - July 31, 2025	—	$—	—	$—
August 1 - August 31, 2025	—	—	—	—
September 1 - September 30, 2025	8,321	5.96	—	—
Total	8,321	$5.96	—	$—

Item 5. Other Information

During the quarterly period ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Number	Description of Exhibit

4.1	Indenture, dated October 3, 2025, among the Company, the Issuer, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated October 3, 2025)

4.2	Indenture, dated October 3, 2025, among the Company, the Issuer, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee
(Incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K dated October 3, 2025)

4.3	Form of 6.375% Senior Secured Notes due 2032
(Incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K dated October 3, 2025)

4.4	Form of 7.75% Senior Notes due 2033
(Incorporated by reference to Exhibit 4.4 of Current Report on Form 8-K dated October 3, 2025)

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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
November 7, 2025