Form 10-K
period 2025-12-31
Dauch Corp
filed 2026-02-13
CIK 1062231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 1-14303

DAUCH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3161171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Dauch Drive, Detroit, Michigan	48211-1198
(Address of principal executive offices)	(Zip Code)

313-758-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	DCH	New York Stock Exchange
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
Large accelerated filer   ☐         Accelerated filer  ☒         Non-accelerated filer   ☐         Smaller reporting company   ☐         Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The closing price of the Common Stock on June 30, 2025 as reported on the New York Stock Exchange was $4.08 per share and the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $470.8 million. As of February 10, 2026, the latest practicable date, the number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 235,984,927 shares.

Documents Incorporated by Reference
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2025 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on April 30, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2025, are incorporated by reference in Part I (Items 1, 1A, 1B, 1C, 2, 3 and 4), Part II (Items 5, 6, 7, 7A, 8, 9, 9A, 9B and 9C), Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.

DAUCH CORPORATION
TABLE OF CONTENTS - ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2025

Part I

Item 1.Business

Effective January 26, 2026, American Axle & Manufacturing Holdings, Inc. changed its name to Dauch Corporation. As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “Dauch” mean Dauch Corporation and its subsidiaries and predecessors, collectively.

General Development of Business

The Company, a Delaware corporation, is a successor to American Axle & Manufacturing of Michigan, Inc., a Michigan corporation, pursuant to a migratory merger between these entities in 1999. In 2017, we acquired Metaldyne Performance Group, Inc. (MPG), with MPG becoming a wholly-owned subsidiary of the Company.

On February 3, 2026, we completed our previously announced acquisition of Dowlais Group plc (Dowlais) whereby we acquired the entire issued share capital of Dowlais (the Business Combination). Pursuant to the Business Combination, Dowlais shareholders received for each Dowlais ordinary share: 0.0881 shares of new Company common stock and 43 pence per share in cash (approximately $0.59 per share as of the closing date), resulting in the issuance of approximately 117 million shares (and an increase in authorized shares from 150 million to 375 million shares) and a total purchase price of approximately $1.7 billion. Following the close of the transaction, the combined company is headquartered in Detroit, Michigan and led by the Company's Chairman and CEO.

Narrative Description of Business

Company Overview

Dauch Corporation is a premier Driveline and Metal Forming supplier serving the global automotive industry with a powertrain-agnostic product portfolio that supports electric, hybrid, and internal combustion vehicles. The company is headquartered in Detroit, Michigan, with operations that span 24 countries and more than 175 locations. Formed through the acquisition of Dowlais Group plc and its subsidiaries - GKN Automotive and GKN Powder Metallurgy, Dauch unites deep engineering roots with global manufacturing capabilities and an entrepreneurial spirit to move mobility forward.

Major Customers
We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 44% of our consolidated net sales in 2025, 42% in 2024, and 39% in 2023.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 15% of our consolidated net sales in 2025, 13% in 2024, and 12% in 2023.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup truck and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 13% of our consolidated net sales in 2025, 13% in 2024, and 16% in 2023.

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

•We deliver operational excellence by leveraging our global standards, policies and best practices across all disciplines through the use of our operating system, which includes, among other elements, our S4 (S-to-the-fourth) safety system, Q4 (Q-to-the-fourth) quality system and E4 (E-to-the-fourth) energy and environmental sustainability system. We use our operating system to focus on customer satisfaction, lean production and efficient cost management, which allows us to improve quality, eliminate waste, and reduce lead time and total costs globally.

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

•During 2025, we launched seven programs across our business units for our customers including Ford, Stellantis, Skywell and Dongfeng Motor Group. In 2026, we expect to launch new and replacement programs for a variety of customers across our business units with GM, Audi, Volkswagen, FAW Group and Phoebus.

Maintaining our high quality standards, which are the foundation of our product durability and reliability.

•Our Q4 internal quality assurance system drives continuous improvement to meet and exceed the growing expectations of our OEM customers.

•In 2025, four of our global facilities received the GM Supplier Quality Excellence Award for outstanding quality performance during the 2024 performance year. Additionally, our Changshu, China facility received the GM Quality Pioneer Award for the 2024 performance year.

•For the 2025 performance year, the Company was recognized by Ford with the Q1 Quality Award at our Minerva, Ohio facility.

•The Company was also recognized in 2025 for quality by several other customers. We received the Mahindra Innovation Award at our Chakan, India facility, the Dongfeng Motor Group Fearless & Conquer Outstanding Award and Fearless & Conquer Pioneer Team Award at our Changshu, China facility and the Daimler Best Supplier Award in the delivery category at our former Pune, India facility.

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

Securing and Enhancing Our Core Business

•The Company has established a product portfolio that is designed to improve axle efficiency and fuel economy through innovative product design technologies. As our customers focus on reducing weight through the use of aluminum and other lightweighting alternatives, we are well positioned to offer innovative, industry leading solutions. Our portfolio includes high-efficiency steel and aluminum axles, as well as AWD applications. Our lightweight axle technology features an innovative design, which offers significant mass reduction, resulting in increased fuel economy that is scalable across multiple applications without the loss of performance or power.

•We have secured our core business as we have been awarded multiple next-generation full-size pickup truck front and rear axle programs, sport utility vehicle programs and crossover vehicle programs with OEM customers, and by also being named as the axle supplier for GM's Chevrolet Colorado and GMC Canyon mid-size pickup trucks. These recently launched programs are expected to generate revenues beyond 2030.

•Our Metal Forming segment represents the largest automotive forging operation in the world, and provides engine, transmission, driveline and safety-critical components for light, commercial and industrial vehicles. We have developed advanced forging and machining process technologies to manufacture lightweight, highly precise and power-dense products. During 2025, our Metal Forming segment was awarded multiple new and replacement programs that support global OEMs' internal combustion engine and hybrid vehicle component programs.

•Our acquisition of Dowlais increases our size and scale, as well as further diversifies our core business by adding complementary products, including sideshafts, to our Driveline product portfolio.

•We continue to evaluate our existing product portfolio for areas that are not core to our business in order to enhance the Company's ability to compete globally while remaining cost competitive. During 2025, we completed the sale of our commercial axle business in India (AAM India Manufacturing Corporation Pvt., Ltd.) for approximately $65 million, net of closing adjustments. Additionally, we exited our 50% ownership of both of our Chinese joint ventures, Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd., for approximately $30 million.

Bringing the Future Faster

•The Company's Advanced Technology Development Center (ATDC) at our Detroit campus, allows us to accelerate technological advancements. This state-of-the-art facility is our center for technology benchmarking, prototype development, advanced technology development, supplier collaboration, customer showcasing and associate training on our future products, processes, and systems. Our Rochester Hills Technical Center (RHTC) in Michigan works closely with the ATDC to test and validate new and advanced technologies focused on lightweighting, efficiency and vehicle performance using enhanced diagnostic and hardware assessment capabilities. Our European Headquarters and Engineering Center (EHEC) in Langen, Germany, serves as our center of excellence for research and development, product testing and prototype development in Europe, and our Innovation Center at the Richard E. Dauch Institute in Mexico is focused on identifying ways to improve productivity while implementing manufacturing solutions, as well as educating our associates on process optimization and technology advances.

•Our investment in R&D has resulted in the development of advanced technology products designed to assist our customers in meeting the market demands for vehicle electrification; advanced and sophisticated electronic controls; lower emissions; enhanced power density; improved ride and handling performance; and enhanced reliability and durability.

•Our electric drive technology is designed, engineered and manufactured to provide a diverse and scalable product portfolio of hybrid and electric driveline systems to our customers that range from low-cost value-oriented offerings to high-performance solutions. This includes our e-Beam axles which incorporate high-reduction gearboxes and highly-integrated inverters. These hybrid and electric driveline systems leverage the Company's experience in power density, torque transfer, noise-vibration-harshness reduction, heat management and systems integration, and are designed to improve fuel efficiency, reduce CO2 emissions and provide AWD capability. Our e-drive technology is designed to be segment agnostic, enabling our products to support a variety of markets and vehicle types.

•During 2025, we announced a new business award to supply front electric drives and rear electric beam axles for Scout Motors' much anticipated launch of the all-new Scout® Traveler™ SUV and Scout® Terra™ truck. These future programs are expected to begin initial production in 2027.

•Also during 2025, the Company was awarded multiple new programs for both Driveline and Metal Forming products that support electric vehicle programs.

•Additionally, we received the 2025 Altair Enlighten Award for outstanding advancements in automotive lightweighting and sustainability. The Company was recognized for our modular lightweight axle housing design.

Diversification of Customer, Product and Geographic Sales Mix

Another element of building value for our key stakeholders is the diversification of our business through the growth of new and existing customer relationships and expansion of our product portfolio. In addition to maintaining and building upon our long-standing relationships with GM, Ford and Stellantis, we are focused on generating profitable growth with new and existing global customers. Recent new business awards and program launches include customers such as Scout Motors, Dongfeng, Skywell, Audi, Volkswagen, FAW Group and Phoebus.

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

•We continue to evaluate and consider strategic opportunities that will complement our core strengths, supplement our diversification strategies and increase our presence in global markets, while providing future, profitable growth prospects. Our acquisition of Dowlais is a key step in achieving our goals of customer, product and geographic diversification, as well as significantly increasing our size and scale.

Competition

We compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain vertically integrated OEMs. Technology, design, quality, delivery and cost are the primary elements of competition in our industry segments. In addition to traditional competitors in the automotive sector, advancements in electrification and electronic integration has increased the level of new market entrants. Further, some traditional automotive industry participants are developing strategic partnerships with technology companies as each party seeks to leverage the existing customer relationships and technical knowledge of the partner, and expedite the development and commercialization of new technology.

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

Patents and Trademarks

We maintain and have pending various U.S. and non-U.S. patents, trademarks and other rights to intellectual property relating to our business, which we believe are appropriate to protect our interest in existing products, new inventions, manufacturing processes and product developments. We do not believe that any single patent or trademark is material to our business, nor would expiration or invalidity of any patent or trademark have a material adverse effect on our business or our ability to compete.

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

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2025, 2024 and 2023.

Environmental Sustainability and Human Capital Management

Environmental Sustainability

We are committed throughout our operations to the conservation and protection of our natural resources and the environment. Our operating system includes our E4 system, which is the Company’s energy and environmental sustainability program designed to drive continuous improvement in our operations by reducing energy consumption, greenhouse gas (GHG) emissions and water usage, while minimizing waste and lessening the environmental impact of our production operations. Additionally, we have committed to reaching net-zero carbon emissions by 2040, and have received the validation of our net-zero emissions targets by the climate-action organization Science Based Targets Initiative. We also have established a goal to purchase 100% of energy from renewable sources for our global operations by 2035, and achieved our goal to purchase 100% of energy from renewable sources for our U.S. operations by the end of 2025.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in 2025, 2024 or 2023 that we believe had, or could have, a material adverse impact on our results of operations, financial condition and cash flows.

Human Capital Management

Our ability to sustain and grow our business requires us to attract, retain and develop a highly skilled and diverse workforce. As of December 31, 2025, prior to the completion of the Business Combination, we employed approximately 18,000 associates on a global basis, of which 5,000 are employed in the U.S. and 13,000 are employed at our non-U.S. locations. Approximately 5,000 are salaried associates and approximately 13,000 are hourly associates. Of the 13,000 hourly associates, approximately 76% are represented under collective bargaining agreements with various labor unions.

Creating an Inclusive Culture

We believe an inclusive culture encourages, supports and celebrates the unique voices of our global workforce. The Company is committed to listening, learning and taking action that will move our company and our communities forward, together. Embracing an inclusive culture helps us attract and retain the best talent everywhere we do business.

The Company’s commitment to inclusion begins with our Board of Directors (Board). The Board’s active oversight reflects the importance of an inclusive culture to our business and demonstrates the power of accountability to this critical area of focus. With oversight from our Board and direction from senior leadership, our Inclusion Steering Committee helps to ensure that our actions are guided by the experiences and recommendations of our associates. Comprised of talented associates, the Inclusion Steering Committee helps provide direction to advance a respectful and inclusive company culture. We have also established Regional Inclusion Steering Committees in Asia, Brazil, Mexico and Europe to provide additional support locally for these regions.

In 2025, we continued to focus on supporting an inclusive culture though our five strategic pillars: 1) enhancing inclusion skills, 2) maintaining a safe and inclusive environment, 3) providing equitable talent management and inclusive benefits and policies, 4) supporting stakeholder engagement, and 5) reinforcing leadership ownership and accountability, as our focus moved from awareness of this area to inclusive actions to support organic growth across our organization.

Another area of continued focus to foster a culture of inclusion and develop a more engaged workforce is the sponsorship of our Associate Resource Groups (ARGs) which provide a forum for associates with shared experiences, characteristics or backgrounds to connect and enhance career and personal development. Our ARG events focus on company, culture, community and career, as well as various learning opportunities.

Attracting and Retaining Associates

Our recruitment and retention strategy is based on four components that are designed to enhance our associates’ experience at the Company and includes associate health and safety, professional development, competitive compensation and benefits and the global community. These programs offer resources, tools and events that are designed to empower associates in their work and personal lives. Empowerment of our associates is essential to continuously improving our quality performance, technology leadership and operational excellence, and enabling our associates to grow professionally into the leaders that will guide the Company into the future.

These programs also assist management in developing and implementing standards for recruitment and selection of a knowledgeable workforce, promoting learning and growth and driving effective performance while fostering an environment of open communication with the Company's leadership in a variety of formats, including townhall-style meetings. The Company's associates can also raise issues and concerns to the attention of management through the use of associate surveys and our 24/7 ethics hotline. Through this program, the Company's management monitors workforce demographics and attrition, associate performance data, succession and development plans and feedback from associates to ensure that our associates’ experience is meeting these objectives.

A significant portion of our hourly associates worldwide are members of industrial trade unions employed under the terms of collective bargaining agreements. We partner with local union representatives to continue to improve upon our associates' safety conditions and personal development.

Developing Associates

We have established sustainable and adaptable talent management programs focused on the training and development of our associates. This development starts with early career programs and progresses through leadership development. These programs are designed to help associates realize their full potential by understanding the expectations of their current role and setting goals for future growth and learning, which contributes to the overall success of the Company.

Health and Wellness Programs

The health of our associates is very important to us. We maintain a comprehensive, interactive and personalized wellness program to make it easy for our associates and their families to live a healthier lifestyle and help achieve personal wellness goals.

S4 (S-to-the-Fourth) Safety System

Our first responsibility every day, in every facility, is the safety of our global associates. Our S4 safety system is focused on developing, engaging, monitoring, and continuously educating our associates on standardized procedures that are the basis of our safety culture and safety policy.

The primary goal of S4 is to achieve compliance with all internal and external requirements and regulations while driving behavioral changes to maintain a safe and environmentally friendly workplace. We believe safety performance is a journey where each facility strives to achieve S4 by moving from a reactive safety environment to an interdependent safety environment.

We are focused on continuous improvement of the S4 system and in our total recordable incident rate (TRIR) in every facility. We continuously monitor our facilities' progress in the S4 Safety System. In 2025, our TRIR was 0.66 – a reduction of approximately 69% in recordable injuries since the S4 program began in 2015.

Partnering with our Global Communities

The Company believes that we have a responsibility to give back to the communities in which we live and work. We have long-standing relationships with charitable organizations to support local families, youth outreach, education, wellness, and social equality. We support global organizations with both donations and volunteer hours, and our associates across the globe regularly participate in charitable and community events that allow our team to contribute to causes important to them.

Executive Officers of the Company

Name	Age	Position
David C. Dauch	61	Chairman of the Board & Chief Executive Officer
Markus Bannert	52	President - Metal Forming
Terri M. Kemp	60	Senior Vice President - Chief of Staff & Sustainability
Michael J. Lynch	61	President - Driveline
Christopher J. May	56	Executive Vice President & Chief Financial Officer
Tolga I. Oal	54	President - Axle Systems

David C. Dauch, age 61, has been the Company's Chief Executive Officer since September 2012. Mr. Dauch has served on the Company's Board of Directors since April 2009 and was appointed Chairman of the Board in August 2013. From September 2012 through August 2015, Mr. Dauch served as the Company’s President & CEO. Prior to that, Mr. Dauch served as President & Chief Operating Officer (2009 - 2012) and held several other positions of increasing responsibility from the time he joined the Company in 1995. Presently, he serves on the boards of Business Leaders for Michigan, the Detroit Regional CEO Council, the Detroit Economic Club, the Detroit Regional Chamber, the Detroit Regional Partnership, the Great Lakes Council Boy Scouts of America, the Boys & Girls Clubs of Southeast Michigan, the National Association of Manufacturers (NAM), the Amerisure Companies and the REV Group, Inc. Mr. Dauch is also a member of the Stellantis Supplier Advisory Council and the Miami University Advisory Council.

Markus Bannert, age 52, has been the Company's President - Metal Forming since joining the Company as part of the Business Combination completed on February 3, 2026. Prior to joining the Company, Mr. Bannert served as the Chief Executive Officer of GKN Automotive. Prior to joining GKN Automotive in 2019, Mr. Bannert held various leadership positions at Hella GmbH within finance, operations, program management and general management, including Chief Executive Officer of the Hella Lighting division.

Terri M. Kemp, age 60, has been the Company's Senior Vice President - Chief of Staff & Sustainability since the completion of the Business Combination on February 3, 2026. Prior to that she served as Senior Vice President - Chief of Staff (since July 2025), Senior Vice President - Human Resources & Sustainability (since March 2023), Senior Vice President - Human Resources (since January 2023), Vice President - Human Resources (since September 2012), Executive Director - Human Resources & Labor Relations (since November 2010), Executive Director - Human Resources (since September 2009), Director - Human Resources Operations (since October 2008), and served in various plant and program management roles since joining the Company in July 1996. Prior to joining the Company, Mrs. Kemp served for nine years at Corning Incorporated, where she progressed through a series of manufacturing positions with increasing responsibility, including Industrial Engineer, Department Head and Operations Manager.

Michael J. Lynch, age 61, has been the Company's President - Driveline since the completion of the Business Combination on February 3, 2026. Prior to that, he served as President & Chief Operating Officer (since March 2023), Chief Operating Officer (since December 2022), President - Driveline (since November 2021), Vice President - Finance & Controller (since February 2017), Vice President - Driveline Business Performance & Cost Management (since May 2015); Vice President - Finance & Controller (since September 2012); Executive Director & Controller (since October 2008); Director - Commercial Analysis (since July 2006); Director - Finance, Driveline Americas (since March 2006); Director - Investment & Commercial Analysis (since November 2005); Director - Finance, Driveline (since October 2005); Director - Finance Operations, U.S. (since April 2005); Manager - Finance, Detroit Manufacturing Facility (since June 2003); Manager - Finance, Forging Division (since September 2001); Finance Manager - Albion Automotive (since October 1998); Supervisor - Cost Estimating (since February 1998) and Financial Analyst at the Detroit Manufacturing Facility since joining the Company in September 1996. Prior to joining the Company, Mr. Lynch served at Stellar Engineering for nine years in various capacities and began his automotive career with Concord Design.

Christopher J. May, age 56, has been Executive Vice President & Chief Financial Officer since January 2023. Prior to that, he served as Vice President & Chief Financial Officer (since August 2015), Treasurer (since December 2011); Assistant Treasurer (since September 2008); Director of Internal Audit (since September 2005); Divisional Finance Manager - Metal Formed Products (since June 2003); Finance Manager - Three Rivers Manufacturing Facility (since August 2000); Manager, Financial Reporting (since November 1998) and Financial Analyst since joining the Company in 1994. Prior to joining the Company, Mr. May served as a Senior Accountant for Ernst & Young. Mr. May is a certified public accountant.

Tolga I. Oal, age 54, has been the Company's President - Axle Systems since the completion of the Business Combination on February 3, 2026. Prior to that, he served as President - Driveline since December 2022 when he rejoined the Company after serving as Co-Chief Executive Officer of Howmet Aerospace until October 2021. From 2015 to 2019, he served in various executive positions at the Company including Senior Vice President - Global Procurement and Supplier Quality Engineering (since January 2019), President - Driveline (since September 2018), and Senior Vice President - AAM and President - AAM North America (since September 2015). Prior to joining the Company in 2015, Mr. Oal served as Vice President of Global Electronics for TRW Automotive, since 2012. Before that, Mr. Oal served in various manufacturing and management positions of increasing responsibility within TRW for Global Electronics, including Director of Operations and as Director of Finance. Prior to joining TRW, Mr. Oal held various leadership positions in engineering, sales, purchasing, and finance at Siemens VDO Automotive/Continental.

Internet Website Access to Reports

The website for Dauch Corporation is www.dauch.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained in the Company's website is not included, or incorporated by reference, in this Annual Report on Form 10-K.

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

Our supply chain, as well as our customers' supply chain, is also at risk of unanticipated events such as changes in governmental regulations and trade agreements, including tariffs, financial or operational instability of suppliers, natural disasters, industrial incidents or pandemic or epidemic illness that could cause a disruption in the supply of critical components to us and our customers. As a result, we may experience volatility in our sales and production schedules, including manufacturing downtime and increased inventory levels, which could negatively impact our production efficiency and financial condition.

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

Our business is significantly dependent on sales to GM, Ford and Stellantis.

Sales to GM were approximately 44% of our consolidated net sales in 2025, 42% in 2024, and 39% in 2023. A reduction in our sales to GM, or a reduction by GM of its production of light truck, SUV or crossover vehicle programs that we support, as a result of market share losses of GM or otherwise, could have a material adverse effect on our results of operations and financial condition.

Sales to Ford accounted for approximately 15% of our consolidated net sales in 2025, 13% in 2024, and 12% in 2023, and sales to Stellantis were approximately 13% of our consolidated net sales in both 2025 and 2024, and 16% in 2023. A reduction in our sales to either Ford or Stellantis or a reduction by Ford or Stellantis of their production of the programs we support, as a result of market share losses or otherwise, could have a material adverse effect on our results of operations and financial condition.

Our business may also be adversely affected by reduced demand for the product programs we currently support, or anticipate supporting in the future, or if we do not obtain sales orders for successor programs that replace our current product programs.

Our business is dependent on our Guanajuato Manufacturing Complex.

A high concentration of our global business is supported by our Guanajuato Manufacturing Complex (GMC) in Mexico. GMC represents a significant portion of our net sales, profitability and cash flow from operations and we expect GMC to continue to represent a substantial portion of these metrics for the foreseeable future. A significant disruption to our GMC operations, as a result of changes in customer sourcing strategies, trade agreements between Mexico and other jurisdictions, including the expected 2026 review of the United States-Mexico-Canada Agreement (USMCA), tariffs, compliance with customs regulations, exchange rate fluctuations between the U.S. dollar and the Mexican peso, tax law changes, changes to our operating structure in Mexico, labor disputes or shortages, logistical constraints, natural disasters, availability of natural resources or utilities, pandemic or epidemic illness, or otherwise, could have a material adverse impact on our results of operations and financial condition.

A failure of our information technology (IT) networks and systems, or the impact of a cyber attack, could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of critical manufacturing and business processes or activities. In addition, both our organization and select third-party vendors gather and maintain personal or confidential information, including personally identifiable information, as part of our human resources activities or other business operations. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information is critical to our manufacturing and business operations. Challenges such as malware, unauthorized access and cyber attacks, including those that use advanced artificial intelligence, phishing campaigns that target our associates, as well as other disruptions, continue to evolve and may surpass our current safeguards. In addition, we are exposed to similar risks resulting from cyber incidents experienced by our customers, suppliers and third-party service providers. The occurrence of any of these events could compromise our networks, or the networks of our suppliers and third-party service providers, and the information stored there could be accessed, publicly disclosed or lost.

Any such access, disclosure or other loss of information could result in disruption of our operations, legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information or damage to our reputation. In the future, we may be required to incur significant costs to protect against or repair damage resulting from disruptions or security breaches, as well as to implement business continuity measures in response to such events. See Item 1C. Cybersecurity for additional details regarding our cybersecurity risk management, strategy and governance.

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

We may also experience difficulties with the performance of our supply chain, or the supply chains of our customers and their suppliers, on program launches, which could result in our inability to meet our contractual obligations to key customers. Production shortfalls or production delays, if any, could result in our failure to effectively manage our manufacturing costs relating to these program launches. In addition, our customers may delay the launch or fail to successfully execute the launch of these new product programs, or any additional future product program for which we will supply products. Our revenues, operating results and financial condition could be adversely impacted if our customers fail to timely launch such programs or if we are unable to manage the timing requirements and costs of new product program launches.

Our company may not realize all of the revenue expected, or we may experience delays in realizing the expected revenue, from our new and incremental business.

The realization of incremental revenues from awarded business is inherently subject to a number of risks and uncertainties, including the accuracy of customer estimates relating to the number of vehicles to be produced in new and existing product programs and the timing of such production, as well as the fluctuation in exchange rates for programs sourced in currencies other than our reporting currency. Further, as a portion of our business is associated with electric vehicles, these risks could be exacerbated due to uncertainty related to end-user acceptance rates and the availability of critical charging infrastructure. It is also possible that our customers may delay or cancel a product program that has been awarded to us. Our revenues, operating results and financial condition could be adversely affected relative to our current financial plans if we do not realize substantially all the revenue from our new and incremental business awards.

We may incur material losses and costs as a result of product recall or field action, product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty, product recall or field action and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products. We are not responsible for certain warranty claims that may be incurred by our customers, which include returned components for which no defect was found upon inspection, discretionary acts of dealer goodwill, defects related to certain directed buy components, and build-to-print design issues. We review warranty claim activity in detail, and we may have disagreements with our customers as to responsibility for these types of costs incurred by our customers. In addition, as we continue to diversify our customer base, we expect our obligation to share in the cost of providing warranties as part of our agreements with new customers will increase. Many of the products that we produce are complex and certain of the programs for which we have warranty obligations are high volume in nature. The repair or replacement of these components can be labor intensive or could impact a significant number of components, either of which could result in significant costs. As a result, costs and expenses associated with warranties, field actions, product recalls and product liability claims could have a material adverse impact on our results of operations and financial condition and may differ materially from the estimated liabilities that we have recorded in our consolidated financial statements.

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

A significant portion of our hourly associates worldwide, as well as the workforces of our customers and suppliers, are, or may become, members of industrial trade unions employed under the terms of collective bargaining agreements. There can be no assurance that future negotiations with labor unions, including those related to the 2026 expiration of the collective bargaining agreement with the labor union representing certain of our associates at our largest U.S. facility, will be resolved favorably or that we, our customers or suppliers will not experience a work stoppage or disruption that could have a material adverse impact on our results of operations and financial condition. Additionally, recent labor agreements between the UAW and our three largest customers were ratified and resulted in significant compensation increases for the UAW associates. There can be no assurance that future negotiations, whether between the Company and the labor unions representing certain of our hourly associates or between our customers or suppliers and the labor unions representing certain of their hourly associates, will not result in additional labor cost increases or other terms and conditions that could adversely affect our results of operations and financial condition, our ability to compete for future business or our ability to attract and retain qualified associates.

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

Our success depends, in part, on the efforts of our executive officers and other key salaried and hourly associates, such as global operational leadership, engineers, information technology professionals and associates with experience in skilled trades, and those associates joining the Company as a result of the Business Combination. In addition, our future success will depend on, among other factors, our ability to continue to attract and retain qualified personnel, particularly engineers and other associates with critical expertise and skills that support key customers and products. The loss of the services of our executive officers or other key associates, unexpected turnover, or the inability to attract or retain associates, including those associates joining the Company as a result of the Business Combination, could have a material adverse effect on our results of operations and financial condition.

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

Annual price reductions are a common practice in the automotive industry. Many of our contracts require us to reduce our prices in subsequent years and, in addition, we occasionally accommodate a customer's demand for higher annual price reductions. If we are unable to offset the impact of any such price reductions through continued technology improvements, including the potential use of artificial intelligence, cost reductions or other productivity initiatives, our results of operations and financial condition could be adversely affected.

Our business faces substantial competition.

The markets in which we compete are highly competitive. Our competitors include the in-house operations of many vertically integrated OEMs, as well as many other global companies possessing the capability to produce some or all of the products we supply. In addition to traditional competitors in the automotive sector, the growth of advanced electronic integration and electrification has increased the level of new market entrants, including technology companies. Further, OEMs and their suppliers from China are expanding into other regions and could gain market share, especially in regions where the potential shift to electric and hybrid vehicles is emerging.

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

There are significant risks inherent in the industry shift to electric vehicles and expansion of vehicle electrification, as well as the resulting change in product mix toward systems and components that will support this shift. These risks include significant capital investment, often with long lead times prior to start of production for these programs, accelerated product development cycles, and material and labor requirements and sources which differ from those used in internal combustion engine vehicle components. In addition, barriers to the adoption of electric vehicles by end-users, such as safety concerns, infrastructure limitations, range and performance anxiety and cost, create difficulty for our customers to predict the rate at which consumers will accept electric vehicles. This creates significant uncertainty in estimating production volumes and associated profitability for electric vehicle programs and the timing of production for these programs. This uncertainty could result in the Company’s actual revenues differing materially from those previously estimated and included in our new and incremental business backlog or could result in a change in the timing of recognizing revenues as production dates are subject to change.

Our business is dependent on certain global automotive market segments.

A substantial portion of our revenue is derived from products supporting internal combustion engine light truck and SUV platforms and crossover vehicle platforms in North America, Europe and Asia. Sales and production levels of these vehicle platforms can be affected by many factors, including changes in consumer demand and preference; adverse economic conditions, such as recession or recessionary concerns; the impact of vehicle price on consumer demand; product mix shifts favoring other types of light vehicles, such as passenger cars; fuel prices; vehicle electrification; and government regulations. Reduced demand in the market segments we currently supply could have a material adverse impact on our results of operations and financial condition, or our ability to invest in the necessary research and development activities to continue developing new and innovative products.

Our business could be adversely affected by the cyclical nature of the automotive industry.

Our operations are cyclical because they are directly related to worldwide automotive production, which is itself cyclical and dependent on general economic conditions and other factors, such as vehicle cost, credit availability, interest rates, fuel prices, consumer preference and confidence, and the ability of end-users to secure affordable financing. Our business may be adversely affected by an economic decline or fiscal crisis, including prolonged recessionary periods, that result in a reduction of automotive production and sales by our customers.

Our business could be adversely affected if we, or our customers, fail to respond timely to the proliferation of Chinese OEMs, both within China and also in new markets.

China has established itself as the largest automotive market in the world. As its market share has grown, new entrants to the automotive manufacturing industry have developed within China, and these OEMs and their established suppliers have begun to expand into other markets, particularly where the potential shift to electric and hybrid vehicles is emerging, such as Europe. This shift into new markets has placed additional pressures on certain incumbent OEMs in those markets, leading to increased competition based on cost, available features and innovation. A reduction in our sales as a result of our customers potentially losing market share in these regions could have a material adverse effect on our results of operations and financial condition. Further, our revenues, operating results and financial condition could also be adversely impacted if we fail to establish relationships with, and win new business from, these new Chinese OEMs, both within China and in other markets.

Risks Related to Liquidity, Indebtedness and the Capital Markets

We have incurred substantial indebtedness and our financial condition and operations may be adversely affected by a violation of financial and other covenants.

We have incurred substantial indebtedness and related debt service obligations, including approximately $2.9 billion in additional indebtedness associated with the completion of the Business Combination. On a combined company basis, together with Dowlais as of the closing date of the Business Combination, we have approximately $5.4 billion of indebtedness, excluding a minimum of approximately $1.5 billion of undrawn commitments under our revolving credit facility. This substantial level of indebtedness could have important consequences to our business, including:

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

Our Senior Secured Credit Facilities, comprised of our Revolving Credit Facility, as well as our Term Loan A Facility, Term Loan B Facility and Tranche C Term Facility, and the indentures governing our senior secured notes and senior unsecured notes, contain customary affirmative and negative covenants. Some or, with respect to certain covenants, all of these agreements include financial covenants based on leverage and cash interest expense coverage ratios and limitations on Dauch, American Axle & Manufacturing, Inc. (AAM, Inc.) and their restricted subsidiaries to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets.

The Senior Secured Credit Facilities and the indentures governing our senior secured notes and our senior unsecured notes also include customary events of default. Obligations under the Senior Secured Credit Facilities, our senior secured notes and our senior unsecured notes are required to be guaranteed by most of our U.S. subsidiaries that hold domestic assets. In addition, the Senior Secured Credit Facilities and our senior secured notes are secured on a first priority basis by all or substantially all of the assets of AAM, Inc., the assets of Dauch and each guarantor's assets, including a pledge of capital stock of our U.S. subsidiaries that hold domestic assets, including each guarantor, and a portion of the capital stock of the first tier non-U.S. subsidiaries.

A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders, as applicable, to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with the Senior Secured Credit Facilities and our senior secured notes. A default or acceleration under the Senior Secured Credit Facilities or the indentures governing the senior secured notes and the senior unsecured notes may result in defaults under our other debt agreements and may adversely affect our ability to operate our business, our subsidiaries' and guarantors' ability to operate their respective businesses and our results of operations and financial condition.

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

Our business and financial results are affected by fluctuations in the global financial markets, including interest rates and currency exchange rates. Failure to respond timely to these fluctuations, or failure to effectively hedge these risks when possible, could lead to a material adverse impact on our results of operations and financial condition. Future business operations and opportunities, including the Business Combination with Dowlais and potential further expansion of our business outside North America, may further increase the risk that cash flows resulting from these global operations may be adversely affected by changes in interest rates or currency exchange rates.

Our company faces substantial pension and other postretirement benefit obligations.

We have significant pension and other postretirement benefit obligations to certain of our associates and retirees. In addition, Dowlais also has significant pension and other postretirement benefit obligations that are now obligations of the combined company after the completion of the Business Combination. Our ability to satisfy the funding requirements associated with these obligations will depend on our cash flow from operations and our ability to access credit and the capital markets. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets, mortality rates and the health care cost trend rate. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.

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

In addition, in 2025 the U.S. government implemented tariffs and increased certain existing tariffs on various products including assembled vehicles and automotive parts and components imported into the U.S., and there is considerable uncertainty around the extent, timing and duration of these tariffs. This has resulted in retaliatory tariffs against the U.S. by the governments of various countries, resulting in significant instability and uncertainty in U.S. trade relations with certain countries. The further implementation or expansion of tariffs, as well as retaliatory actions and other changes to existing trade agreements, such as the 2026 review of the USMCA, or changes in international trade relations, could have a material adverse impact on our results of operations, cash flows and financial condition, or the results of operations, cash flows and financial condition of our suppliers, our customers and their suppliers.

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

Our business could be adversely impacted by global climate change or an inability to meet the expectations of our stakeholders related to environmental sustainability objectives.

Natural disasters or extreme weather conditions that occur as a result of global climate change could lead us, our customers or suppliers to experience significant disruptions in operations or availability of key components, which could lead to a material adverse impact on our results of operations and financial condition.

Further, various stakeholders, including customers, suppliers, providers of debt and equity capital, regulators and those in the workforce, are increasing their expectations of companies to do their part to combat global climate change and its impact, and to conduct their operations in an environmentally sustainable manner with appropriate oversight by senior leadership. We have made public commitments to reduce emissions and conserve resources at our various facilities. A failure to respond to the expectations and initiatives of our stakeholders or achieve the commitments we have made could result in damage to our reputation and relationships with various stakeholders. We could also experience adverse impacts to our financial condition due to volatility in the cost or availability of capital, difficultly obtaining new business or entering into new supplier relationships, a possible loss of market share on our current product portfolio, fines and penalties, litigation, increased cost and complexity of complying with regulatory requirements that differ across various regions, or difficulty attracting and retaining a skilled workforce.

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

As a result of the Business Combination, our exposure to currency exchange rate fluctuations is expected to increase, which could result in additional volatility in our financial results as a larger proportion of our assets, liabilities and earnings will be denominated in foreign currencies. The combined company’s financial condition and results of operation will therefore be more sensitive to movements in foreign exchange rates. In the future, unfavorable changes in exchange rate relationships between the functional currencies of our subsidiaries and their non-functional currency denominated assets and liabilities could have an adverse impact on our results of operations and financial condition. While we use, from time to time, foreign currency derivative contracts to help mitigate certain of these risks and reduce the effects of fluctuations in exchange rates, our efforts to manage these risks may not be successful.

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

The Organisation for Economic Co-operation and Development (OECD), alongside the Group of Twenty (G-20), established the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Framework) which agreed to a Two-Pillar solution to address tax challenges arising from digitalization of the global economy. Under OECD Pillar Two, the Framework provides for a global minimum corporate tax rate of 15%, calculated on a country-by-country basis. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. Additional countries have passed legislation enacting certain parts of the Framework effective in 2025. As a result of the uncertainty, OECD Pillar Two could have a material impact on our effective tax rate and result in higher cash tax liabilities depending on which countries enact minimum tax legislation and in what manner. Future legislative actions taken by governmental authorities resulting in domestic or international tax reform could increase uncertainty and may adversely affect our tax rate, results of operations and cash flows in future years. Additionally, the introduction of new laws or regulations, or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us, our customers or suppliers and adversely affect our results of operations and financial condition.

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

Risks Related to Our Strategy and the Business Combination with Dowlais

We may be unable to consummate and successfully integrate acquisitions and joint ventures, including integrating the recently acquired business of Dowlais, and we may not realize the anticipated benefits and operating synergies expected from the Business Combination.

Engaging in acquisitions and joint ventures involves potential risks, including financial risks, risks related to our operations and capacity, risks related to integrating enterprise resource planning systems, and failure to successfully integrate and fully realize the expected benefits of such acquisitions and joint ventures. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage integrations successfully. The complexity and magnitude of the integration effort associated with the Business Combination are substantial and require that we fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third-party service fees. Further, the anticipated costs of the integration effort are subject to change and many of the expenses that are expected to be incurred, by their nature, are difficult to estimate accurately at this time. We have incurred, and expect to continue to incur, additional operating expenses as we enhance internal resources or engage third-party providers while we integrate the combined company following the Business Combination.

The success of the Business Combination will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the significant strategic benefits and synergies anticipated from the Business Combination. We believe that the Business Combination will create a leading global Driveline and Metal Forming supplier with a comprehensive product portfolio and a diversified customer base. Achieving these goals may require growth of the revenue of the combined company and realization of the targeted operating synergies expected from the Business Combination. This growth and the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Business Combination within a reasonable time, our business, results of operations and financial condition could be adversely affected.

Further, the Business Combination involves the integration of two businesses that previously operated independently. The combined company will be led by our Chairman and CEO, while two directors of Dowlais have joined the board of directors and certain senior Dowlais executives have been invited to join the senior executive management team of the combined company. The failure to successfully integrate the two leadership teams could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the process of integrating operations could cause an interruption of, or loss of momentum in, the core operating activities of one or both of us and Dowlais. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the operations could have a material adverse effect on our business, financial condition and results of operations.

As we continue our diversification efforts, we may pursue strategic growth initiatives, including through additional acquisitions and joint ventures. An inability to successfully achieve the levels of organic and inorganic growth from our strategic initiatives could adversely impact our results of operations and financial condition.

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

Further, prior to the Business Combination, and for a period of time subsequent to the Business Combination, Dowlais is not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). As a result, the combined company may therefore incur significant costs, expenses and management time in implementing controls and procedures required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. In particular, Dowlais has identified certain matters which would have been characterized as material weaknesses in Dowlais’ internal control over financial reporting that would have required disclosure pursuant to the Sarbanes-Oxley Act had Dowlais been required to report on internal control over financial reporting at the relevant time. Although these identified material weaknesses are in the process of being remediated, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting following the closing of the Business Combination, this could increase the costs, expenses and management time required for the combined company to meet the standards required by Section 404 of the Sarbanes-Oxley Act, and therefore adversely affect the business of the combined company and its share price.

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

Issuance of Company shares in connection with the Business Combination reduced our existing stockholders’ aggregate ownership and voting interest in the Company, resulting in existing stockholders now exercising less influence over management, which may adversely affect the market price of our shares.

In connection with the payment of the Business Combination consideration, we issued approximately 117 million Company shares. Company stockholders and Dowlais shareholders own approximately 51% and 49%, respectively, of the combined company following completion of the Business Combination. The issuance of these new shares reduced our existing stockholders’ ownership and voting interest in the Company and, as a result, our existing stockholders, individually and in the aggregate, can exert less influence. The issuance of these new shares may also result in fluctuations in the market price of Company shares, including a price decrease.

The listing of our shares of common stock on two exchanges may adversely affect liquidity in the market for our shares and result in pricing differentials between the two exchanges.

Our shares of common stock trade on the New York Stock Exchange (NYSE) and London Stock Exchange (LSE) and trading takes place in different currencies (U.S. Dollars on the NYSE and Pound Sterling on the LSE) and at different times (resulting from different time zones, different trading hours and different trading days for the two exchanges). The trading prices of our shares of common stock on these two exchanges may, at times, differ due to these and other factors. Any decrease in the price of our shares on the NYSE could cause a decrease in the trading price of our shares on the LSE and vice versa. Investors could seek to buy or sell our shares to take advantage of price differences between the markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both the trading prices of our shares on one exchange and Company shares available for trading on the other exchange.

The benefits we expect from the dual listing on the NYSE and the LSE, which are increased liquidity, visibility among investors and access to investors who may be able to hold listed shares in the United Kingdom, but not the United States, and vice versa, may not be realized or, if realized, may not be sustained. Further, the cost and additional regulatory burden associated with listing our shares on both exchanges may ultimately outweigh the associated benefits.

Our restructuring initiatives may not achieve their intended outcomes.

We have initiated restructuring actions in recent years to reduce cost and realign certain areas of our business and expect to initiate further restructuring actions in future periods. As we respond to the volatility in costs resulting from tariffs and changes in trade agreements, and work to realize the expected synergies associated with the Business Combination, we will also continue to assess our geographical footprint and product portfolio, which may result in additional restructuring actions including the potential relocation of certain manufacturing operations to the U.S. There can be no assurance that such restructuring initiatives will successfully achieve the intended outcomes, or that the charges related to such initiatives will not have a material adverse effect on our results of operations and financial condition.

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

We have developed and implemented our Information Security Management System (ISMS), which includes robust processes for identifying, assessing and managing risks from cybersecurity threats. Cybersecurity risk is included in the Company’s “Top Risks Assessment” under our enterprise risk management program as identified and monitored by our Risk Management Working Group. This group is comprised of leadership from the major functions within the Company and the enterprise risk management program includes the identification and continuous evaluation of the risks associated with the systems and information most critical to the Company and the processes and controls in place to protect the systems and information.

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

Further, in support of our ISMS, we utilize certain third-party service providers, primarily in the following capacities: 1) incident response partners that assist with performing incident simulations and who are available to assist in the event of an actual cybersecurity incident; 2) third-party experts to conduct penetration testing on Company systems and certain third-party systems, as necessary; and 3) leveraging third-party expertise to assist with testing IT controls and performing gap analysis over IT processes and procedures. Our Chief Information Security Officer (CISO) manages and monitors these third-party service provider relationships and works closely with the Company’s information security, procurement, legal and internal audit departments to ensure proper evaluation and security assessment of critical third-party service providers and data processors.

Cybersecurity Governance

The Information Security Council (ISC), comprised of leadership representatives from across the organization, meets periodically to discuss current threats and trends and the resulting information security initiatives and priorities. The ISC members provide support for policy changes and insights into how the information security team can most effectively educate, communicate, and support the Company. The ISC is led by our Chief Information Officer (CIO) and CISO, our frontline business leaders with regard to cybersecurity risk management. Our CIO has been an IT professional in various capacities for over 25 years and maintains the following certifications: Certified CISO, Certified Information Systems Security Professional, Certified Cloud Security Professional, and Certified Information Privacy Technologist.

Our Board of Directors and its committees play an active role in overseeing our key risks. Our cybersecurity risk management processes and strategy are governed by the Audit Committee of our Board of Directors. Management provides quarterly reports to the Audit Committee that include, among other items: 1) the Company’s cybersecurity scorecard, which includes certain key performance indicators (KPIs) and provides quantitative measures of these KPIs; 2) industry security trends and outlook; 3) an update on the Company’s security program and roadmap; 4) current quarter IT security accomplishments; and 5) IT security priorities for the following quarter. In addition, on an annual basis, management reports to the Audit Committee the results of our system availability and disaster recovery testing for our enterprise systems, as well as the results of our incident response testing and corresponding action plans.

Although no cybersecurity incidents during the year ended December 31, 2025 had a material impact on our strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See Item 1A. "Risk Factors" for additional discussion regarding our IT and cybersecurity risks.

Item 2.Properties

The table below summarizes our global manufacturing locations and administrative, engineering or technical locations as of December 31, 2025 prior to the completion of the Business Combination:

	Manufacturing			Corporate, Business Offices, Engineering and Technical Centers
Country	Driveline		Metal Forming

Brazil	1		4	—

China	2		1	2

Czech Republic	—		3	—

France	2		—	—

Germany	1		4	1

India	1		—	1

Japan	—		—	1

Luxembourg	—		—	1

Mexico	8	(a)	6	—

Poland	1		—	—

South Korea	1		—	—

Spain	1		1	—

Thailand	1		—	—

United Kingdom	1		—	—

United States of America	3		21	5

Total	23		40	11
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

Item 3.Legal Proceedings

See Note 10 - Commitments and Contingencies and Note 13 - Income Taxes in Item 8, "Financial Statements and Supplementary Data" for discussion of legal proceedings and the effect on the Company.

Item 4.     Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange (NYSE) and on the London Stock Exchange (LSE) under the symbol “DCH.” We had approximately 539 stockholders of record as of February 10, 2026.

Dividends

We did not declare or pay any cash dividends on our common stock in 2025. Our Amended and Restated Credit Agreement associated with our Senior Secured Credit Facilities and the indentures governing our secured notes limit our ability to declare or pay dividends or distributions on capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

Item 6.    [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

COMPANY OVERVIEW

Effective January 26, 2026, American Axle & Manufacturing Holdings, Inc. changed its name to Dauch Corporation. As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “Dauch” mean Dauch Corporation and its subsidiaries and predecessors, collectively.

Dauch Corporation is a premier Driveline and Metal Forming supplier serving the global automotive industry with a powertrain-agnostic product portfolio that supports electric, hybrid, and internal combustion vehicles. The company is headquartered in Detroit, Michigan, with operations that span 24 countries and more than 175 locations. Formed through the acquisition of Dowlais Group plc and its subsidiaries - GKN Automotive and GKN Powder Metallurgy, Dauch unites deep engineering roots with global manufacturing capabilities and an entrepreneurial spirit to move mobility forward.

We are a primary supplier of driveline components to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUV), and crossover vehicles manufactured in North America, supplying a significant portion of GM's rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various products from our Metal Forming segment. Sales to GM were approximately 44% of our consolidated net sales in 2025, 42% in 2024, and 39% in 2023.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Escape and Lincoln Nautilus, and we also sell various products to Ford from our Metal Forming segment. Sales to Ford were approximately 15% of our consolidated net sales in 2025, 13% in 2024, and 12% in 2023.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup truck and its derivatives. In addition, we sell various products to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 13% of our consolidated net sales in both 2025 and 2024, and 16% in 2023.

No other customer represented 10% or more of consolidated net sales during these periods.

Acquisition of Dowlais Group plc

On February 3, 2026, we completed our previously announced acquisition of Dowlais Group plc (Dowlais) whereby we acquired the entire issued share capital of Dowlais (the Business Combination). Pursuant to the Business Combination, Dowlais shareholders received for each Dowlais ordinary share: 0.0881 shares of new Company common stock and 43 pence per share in cash (approximately $0.59 per share as of the closing date), resulting in the issuance of approximately 117 million shares (and an increase in authorized shares from 150 million to 375 million shares) and a total purchase price of approximately $1.7 billion. Following the close of the transaction, the combined company is headquartered in Detroit, Michigan and led by the Company's Chairman and CEO.

Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

During 2025, we completed the sale of our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited (BFL) for approximately $65 million, net of closing adjustments (the India Sale Agreement). For the years ended December 31, 2025 and 2024, we recorded impairment charges of $8 million and $12 million, respectively, to reduce the carrying value of this business to fair value less costs to sell.

Uncertainty Associated with Tariffs and Trade Relations

In 2025, the U.S. government implemented tariffs and increased certain existing tariffs on various products including assembled vehicles and automotive parts and components imported into the U.S., and there is considerable uncertainty around the extent, timing and duration of these tariffs. This has resulted in retaliatory tariffs against the U.S. by the governments of various countries, resulting in significant instability and uncertainty in U.S. trade relations with certain countries. Additionally, the expected 2026 review of the United States-Mexico-Canada Agreement (USMCA) could further contribute to this instability and uncertainty in trade relations.

For the year ended December 31, 2025, the net impact on earnings related to the aforementioned tariffs was approximately $10 million and we expect a continuing impact from tariffs in future periods. We are implementing mitigation actions and pursuing recoveries from our customers for the cost increases resulting from the tariffs but have not reached final agreement with all customers and therefore the total amount and timing of such recoveries is unknown. Further, certain of these recoveries may include government issued credits and there is uncertainty about whether we will be able to effectively monetize such credits.

Commercial Matters

In April 2024, one of our largest customers notified the Company that production purchase orders related to a previously announced contract to supply e-Beam axles for a future vehicle program were terminated. We believe that the termination of these purchase orders reflects, in part, the significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of production.

In January of 2026, we reached a settlement agreement with the customer on this matter (the Electric Vehicle Cancellation Settlement). As a result, we expect to receive approximately $28 million in the first quarter of 2026 for the reimbursement of the Company's capitalized engineering, design and development costs. In addition, we recorded a charge in the fourth quarter of 2025 of $20 million for the write-off of certain assets that were not recovered under the agreement, and also recorded a write-off of approximately $22 million related to an asset for which there was an offsetting corresponding liability that was also substantially removed. This settlement agreement is final resolution of this matter with the customer and we do not expect any additional impact in future periods.

INDUSTRY TRENDS

There are a number of significant trends affecting the markets in which we compete. Intense competition, volatility in the price and availability of raw materials, certain labor shortages, particularly those associated with skilled trades, increased labor costs, fluctuations in exchange rates and interest rates, and significant pricing pressures remain. At the same time, there is a focus on investing in future products that will incorporate the latest technology and meet evolving customer demands. The ability to respond timely to the continued advancement of technology and product innovation, as well as the ability to enhance cost reduction initiatives and continue to source programs and maintain a resilient supply chain on a global basis, are critical to attracting and retaining business in our global markets.

INDUSTRY UNCERTAINTY REGARDING ADOPTION OF ELECTRIC VEHICLES The automotive industry has experienced lower than anticipated adoption of electric vehicles. Various barriers to end-user acceptance exist, such as higher vehicle cost, limited offerings, safety concerns, regulatory uncertainty, battery range and vehicle performance anxiety and a lack of necessary charging infrastructure. As a result, there is significant uncertainty currently underlying the electric vehicle environment, including volatility in estimated volumes and the timing of program launches and production of electric vehicles. This uncertainty has caused industry participants to reassess capital allocation plans, and has resulted in the extension of certain internal combustion engine (ICE) and hybrid programs.

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

GLOBAL CONSUMER PREFERENCE AND OEM PRODUCTION FAVORING LIGHT TRUCKS, SPORT UTILITY VEHICLES (SUVs) AND CROSSOVER VEHICLES (CUVs) There has been ongoing demand for light trucks, SUVs and CUVs in certain markets, while demand for passenger cars has decreased. This increase in demand for light trucks, SUVs and CUVs has been driven by changes in consumer preference as technology advancements have made these vehicles lighter and more efficient. Certain OEMs are responding to this change in consumer preference by shifting their focus to developing and manufacturing these types of vehicles, resulting in a significant reduction of passenger car vehicle programs, especially in North America. We have benefited from this trend as a significant portion of our business supports light truck, SUV and CUV programs in North America.

GLOBAL AUTOMOTIVE PRODUCTION AND INCREASED INDUSTRY CONSOLIDATION Our customers continue to design their products to meet demand in global markets and therefore require global support from their suppliers. For this reason, it is critical that suppliers maintain a global presence in these markets in order to compete for new contracts. We have business and engineering offices around the world to support our global locations and provide technical solutions to our customers on a regional basis, including in North America, which represents the largest portion of our core business, as well as in China and Europe where consumer acceptance of electric vehicles has been stronger.

At the same time, in 2025, the U.S. government implemented tariffs and increased certain existing tariffs on various products including assembled vehicles and automotive parts and components imported into the U.S. In response, various other countries have imposed retaliatory tariffs against the U.S. This has resulted in some OEMs and their suppliers shifting focus to producing more products within the U.S.

The cyclical nature of the automotive industry, volatile commodity prices, the shifting demands of consumer preference, regulatory requirements and trade agreements require OEMs and suppliers to remain agile with regard to product development and global capability. A critical objective for OEMs and suppliers is the ability to meet these global demands while effectively managing costs and capital investment. Some OEMs and suppliers may be preparing for these challenges through merger and acquisition activity, restructuring actions, development of strategic partnerships and reduction of vehicle platform complexity. In order to effectively drive technology development, recognize cost synergies, optimize capacity utilization, and efficiently serve global markets, the industry may continue to see consolidation in the supply base as companies recognize and respond to the need for scalability.

In addition to the Company's technology development relationships and organic growth in technology and processes, our acquisition of Dowlais provides a significant opportunity for us to leverage complementary technologies, expand our product portfolio, diversify our global customer base, and strengthen our long-term financial profile through greater scale. The synergies anticipated from this acquisition are expected to enhance our ability to compete in today's technological environment, while remaining cost competitive through increased scale and integration.

ARTIFICIAL INTELLIGENCE TRANSFORMATION OF BUSINESS Artificial intelligence (AI) has seen escalating rates of adoption, driven by increasingly sophisticated technology development and continued investment. As a result, businesses, including OEMs and their suppliers, continue to utilize this technology to identify additional applications for AI to improve efficiency, increase automation and enhance decision making. At the same time, uncertainty exists about the reliability and security of AI, leading various governments and other stakeholders to begin developing laws and regulatory frameworks for AI. We are currently assessing how AI can complement our existing operations, policies and business practices, while acknowledging the risks presented by this emerging technology.

EMERGENCE OF CHINA AS THE LARGEST AUTOMOTIVE MARKET China has established itself as the largest automotive market in the world. In response to the growth of this market, new Chinese entrants to the automotive industry have emerged, first with success within China, and are now beginning to expand into additional markets, particularly where electric and hybrid vehicles have higher acceptance, such as in Europe. This shift has led incumbent OEMs in these markets to compete with the new Chinese market entrants on the basis of cost, vehicle features and innovation. Further, these OEMs typically have an established supply base, also leading to increased competition for suppliers in these regions. We are responding to the growth of the Chinese market, and the expansion of these OEMs into other markets by continuing to establish relationships with these OEMs and continuing to win new business awards from these customers based on our technology innovation and commitment to quality. Additionally, our acquisition of Dowlais provides us with the opportunity to diversify our geographic footprint within China and other regions, expand our product portfolio and customer base and leverage our size and scale to more effectively navigate these changes within the automotive industry.

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

	(units in millions, except percentages)
	2026 Outlook	% change	2025	% change	2024
North America	15.0	(2.0)%	15.3	(1.3)%	15.5

Source: S&P Global Mobility, January 2026

We expect production volumes in North America, Europe and China to be approximately 15.0 million units, 16.9 million units and 32.7 million units, respectively, in 2026, all of which are relatively stable as compared to volumes in those same regions in 2025.

The discussion of our Results of Operations, Reportable Segments, and Liquidity and Capital Resources for 2024, as compared to 2023, can be found within "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 14, 2025, which discussion is incorporated herein by reference.

RESULTS OF OPERATIONS

NET SALES

	Year Ended December 31,
(in millions)	2025	2024	Change	Percent Change
Net sales	$5,836.7	$6,124.9	$(288.2)	(4.7)%

The change in net sales in 2025, as compared to 2024, primarily reflects lower production volumes on certain vehicle programs that we support and a reduction of approximately $57 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., which was completed on July 1, 2025. These decreases were partially offset by an increase of approximately $47 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

COST OF GOODS SOLD

	Year Ended December 31,
(in millions)	2025	2024	Change	Percent Change
Cost of goods sold	$5,132.2	$5,383.5	$(251.3)	(4.7)%

The decrease in cost of goods sold in the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily reflects lower production volumes on certain vehicle programs that we support, as well as a reduction of approximately $53 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., and the impact of improved operating performance. These decreases were partially offset by an increase of approximately $36 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. For the year ended December 31, 2025, material costs were approximately 54% of total cost of goods sold, as compared to approximately 57% for the year ended December 31, 2024.

GROSS PROFIT

	Year Ended December 31,
(in millions)	2025	2024	Change	Percent Change
Gross profit	$704.5	$741.4	$(36.9)	(5.0)%

Gross margin was 12.1% in both 2025 and 2024. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	Year Ended December 31,
(in millions)	2025	2024	Change	Percent Change
Selling, general and administrative expenses	$389.0	$387.1	$1.9	0.5%

SG&A as a percentage of net sales was 6.7% in 2025 as compared to 6.3% in 2024. R&D expense, net of engineering, design and development (ED&D) recoveries, was approximately $147.0 million in 2025, as compared to $159.0 million in 2024. The change in SG&A in 2025, as compared to 2024, was primarily attributable to increased incentive compensation expense, which was substantially offset by the decrease in R&D expense.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense related to intangible assets was $81.8 million for the year ended December 31, 2025 as compared to $82.9 million for the year ended December 31, 2024.

IMPAIRMENT CHARGES In connection with the India Sale Agreement, we recorded impairment charges of $8.0 million and $12.0 million in the years ended December 31, 2025 and December 31, 2024, respectively, to reduce the carrying value of this business to fair value less cost to sell. See Note 2 - Acquisitions and Dispositions for additional detail regarding the India Sale Agreement.

RESTRUCTURING AND ACQUISITION-RELATED COSTS Restructuring and acquisition-related costs were $113.4 million for the year ended December 31, 2025, as compared to $18.0 million for the year ended December 31, 2024. The change in restructuring and acquisition-related costs was primarily related to acquisition-related costs incurred in connection with the Business Combination, as well as increased restructuring costs as we focused on optimizing our cost structure in 2025 ahead of the closing date of the Business Combination.

In 2026, on a Dauch stand-alone basis, we expect to incur approximately $25 million to $45 million of restructuring charges associated with the 2024 Program and our continued restructuring actions associated with Tekfor. We expect total restructuring charges in 2026, inclusive of both Dauch stand-alone costs and costs expected to be incurred under Dowlais restructuring plans, to be approximately $100 million to $140 million.

In addition, we expect to incur approximately $60 million to $70 million of acquisition-related costs, and approximately $100 million to $125 million of integration costs, in 2026 associated with the Business Combination. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred, as well as certain compensation-related items associated with the Business Combination. Integration expenses primarily reflect costs incurred for information technology infrastructure, ongoing operational activities and consulting fees incurred in conjunction with integration activities. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

OPERATING INCOME Operating income was $112.3 million in 2025 as compared to $241.4 million in 2024. Operating margin was 1.9% in 2025 as compared to 3.9% in 2024. The changes in operating income and operating margin in 2025, as compared to 2024, were primarily due to the factors discussed in Net Sales, Cost of Goods Sold and Restructuring and Acquisition-Related Costs above.

INTEREST EXPENSE Interest expense was $201.1 million in 2025 and $186.0 million in 2024. The increase in interest expense in 2025, as compared to 2024, was primarily due to the issuance of new indebtedness in the fourth quarter of 2025 in connection to the Business Combination. The weighted-average interest rate of our total debt outstanding was 6.6% in both 2025 and 2024. We expect our interest expense in 2026 to be in the range of $340 million to $360 million.

INTEREST INCOME Interest income was $39.8 million in 2025 and $28.1 million in 2024. In connection with the 6.375% senior secured notes due 2032 (the 6.375% Notes) and 7.75% senior unsecured notes due 2033 (the 7.75% Notes, and together with the 6.375% Notes, the Notes) issued by AAM, Inc. on October 3, 2025, we received approximately $14 million of interest income in the fourth quarter of 2025 on the proceeds from the Notes placed in segregated escrow accounts. See Note 4 - Long-Term Debt for further detail on the financing for the Business Combination and the funds in escrow.

OTHER INCOME (EXPENSE) Following are the components of Other Income (Expense) for 2025 and 2024:

Debt refinancing and redemption costs In 2025, we expensed $3.3 million of fees and unamortized debt issuance costs in connection with the Second Amendment to the Amended and Restated Credit Facility, as well as $2.9 million of unamortized debt issuance costs in connection with the redemption of the 6.50% Notes due 2027 and the partial redemption of the 6.875% Notes due 2028. See Note 4 - Long-Term Debt for further detail on the Second Amendment to the Amended and Restated Credit Facility, the redemption of the 6.50% Notes due 2027 and the partial redemption of the 6.875% Notes due 2028.

In 2024, we amended our existing Amended and Restated Credit Agreement and established a New Term Loan B Facility. As a result, we incurred approximately $0.2 million of debt refinancing and redemption costs during 2024. In addition, in 2024, we voluntarily redeemed the remaining $127.6 million of our then outstanding 6.25% Notes due 2026. This resulted in expense of approximately $0.4 million for the write-off of the remaining unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Gain (Loss) on Business Combination Derivative  In 2025, we recognized an unrealized gain on the Business Combination Derivative of $52.9 million. See Note 5 - Derivatives and Risk Management for additional detail on the Business Combination Derivative.

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

Other income (expense), net Other income (expense), net includes the net effect of foreign exchange gains and losses, our proportionate share of earnings from equity in unconsolidated subsidiaries, and all components of net periodic pension and postretirement benefit costs other than service cost. Other income (expense), net was income of $3.8 million in 2025, as compared to expense of $20.0 million in 2024. The change in other income (expense), net was primarily driven by changes in foreign exchange gains and losses in the year ended December 31, 2025, as compared to the year ended December 31, 2024.

INCOME TAX EXPENSE Income tax expense was $21.2 million in 2025, as compared to $27.8 million in 2024. Our effective income tax rate was 1,413.3% in 2025, as compared to 44.3% in 2024.

On July 4, 2025, H.R. 1 (the One Big Beautiful Bill or the Act) was enacted into law introducing a broad range of U.S. federal tax reform provisions, which included, among other items, extending and modifying certain key Tax Cuts & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of other incentives. The most impactful provision of the Act for the Company is a permanent modification to the interest expense limitation rules under Internal Revenue Code (IRC) Section 163(j), including an amendment to the Adjusted Taxable Income (ATI) calculation required under IRC Section 163(j)(8)(A). Based on the provisions of the Act, ATI is now computed without regard to any deduction allowable for depreciation and amortization (based on EBITDA as the interest limitation base), which has reduced limitations on the deductibility of our business interest expense and resulted in the realization of additional deferred tax assets related to previously disallowed interest expense carryforwards. During the year ended December 31, 2025 we recognized a full year income tax benefit of $18.4 million as a result of the enactment of the One Big Beautiful Bill.

For the year ended December 31, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to permanent adjustments associated with nondeductible transaction costs incurred in conjunction with the Business Combination, the mix of earnings on a jurisdictional basis and the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions, as well as the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. These increases in our effective tax rate were partially offset by the impact of the enactment of the One Big Beautiful Bill, which resulted in a full year income tax benefit of $18.4 million, and the favorable impact of tax credits.

Our income tax expense and effective income tax rate for the year ended December 31, 2025 vary from our income tax expense and effective income tax rate for the year ended December 31, 2024 primarily as a result of the benefit recognized as a result of enactment of the One Big Beautiful Bill, as well as the mix of earnings on a jurisdictional basis.

In 2024, our effective income tax rate varied from the U.S. federal statutory rate primarily due to tax expense related to global intangible low-taxed income, as well as the impact of certain non-U.S. tax rates and non-U.S. withholding tax, partially offset by the impact of tax credits. Additionally, during the year ended December 31, 2024, we recognized an income tax benefit of $7.9 million as a result of elections made as part of a prior year income tax return.

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
NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS) Net loss was $19.7 million in 2025 as compared to net income of $35.0 million in 2024. Diluted loss per share was $0.17 in 2025 as compared to diluted earnings per share of $0.29 in 2024. Net income (loss) and EPS were primarily impacted by the factors discussed above.

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

The following tables outline our sales and Segment Adjusted EBITDA for each of our reportable segments for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31, 2025

	Driveline	Metal Forming	Total
Sales	$4,062.0	$2,320.2	$6,382.2
Less: Intersegment sales	2.8	542.7	545.5
Net external sales	$4,059.2	$1,777.5	$5,836.7

Segment adjusted EBITDA	$563.2	$180.0	$743.2

	Year Ended December 31, 2024

	Driveline	Metal Forming	Total
Sales	$4,253.3	$2,414.3	$6,667.6
Less: Intersegment sales	1.4	541.3	542.7
Net external sales	$4,251.9	$1,873.0	$6,124.9

Segment adjusted EBITDA	$578.2	$171.0	$749.2

The change in Driveline sales for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily reflects lower production volumes on certain vehicle programs that we support, as well as a reduction of approximately $57 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd. These decreases were partially offset by the impact of certain commercial pricing and other recoveries from customers and an increase of approximately $32 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

The change in Metal Forming sales for the year ended December 31, 2025, as compared to the year ended December 31, 2024, reflects lower production volumes on certain vehicle programs that we support, partially offset by an increase of approximately $15 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. For the year ended December 31, 2025, as compared to the year ended December 31, 2024, Segment Adjusted EBITDA for the Driveline segment reflects the impact of lower production volumes on certain vehicle programs that we support, partially offset by a reduction of SG&A expense of approximately $7 million, which was primarily the result of lower R&D expense, as well as the impact of certain commercial pricing and other recoveries from customers. Segment Adjusted EBITDA for the Driveline segment also reflects approximately $15 million of favorability in other segment income related to the change in foreign exchange gains and losses during year ended December 31, 2025, as compared to the year ended December 31, 2024.

For the year ended December 31, 2025, as compared to the year ended December 31, 2024, the change in Segment Adjusted EBITDA for the Metal Forming segment reflects the impact of lower production volumes on certain vehicle programs that we support, partially offset by improved operating performance. Segment Adjusted EBITDA for the Metal Forming segment also reflects approximately $12 million of favorability in other segment income related to the change in foreign exchange gains and losses during year ended December 31, 2025, as compared to the year ended December 31, 2024.

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

We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gain or losses on the derivative associated with our Business Combination with Dowlais, interest income on debt held in escrow, gains or losses on equity securities, pension curtailment and settlement charges, impairment charges and non-recurring items. We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by the Company may not be comparable to similarly titled measures reported by other companies.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss)	$(19.7)	$35.0	$(33.6)
Interest expense	201.1	186.0	201.7
Income tax expense	21.2	27.8	9.1
Depreciation and amortization	459.5	469.7	487.2
EBITDA	$662.1	$718.5	$664.4
Restructuring and acquisition-related costs	113.4	18.0	25.2
Debt refinancing and redemption costs	6.2	0.6	1.3
Impairment charges	8.0	12.0	—
Loss on equity securities	—	0.1	1.1
Pension curtailment and settlement charges	—	—	1.3
Gain on Business Combination Derivative	(52.9)	—	—
Interest income on debt held in escrow	(13.6)	—	—
Non-recurring items:
Impact of the Electric Vehicle Cancellation Settlement	20.0	—	—
Total Segment Adjusted EBITDA	$743.2	$749.2	$693.3

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

At December 31, 2025 we had over $1.7 billion of liquidity consisting of approximately $709 million of cash and cash equivalents, approximately $898 million of available borrowings under our Revolving Credit Facility and approximately $99 million of available borrowings under non-U.S. credit facilities. We have no significant debt maturities before 2028.

OPERATING ACTIVITIES Net cash provided by operating activities was $411.6 million in 2025 as compared to $455.4 million in 2024. The following factors impacted cash provided by operating activities in 2025 as compared to 2024:

Accounts receivable For the year ended December 31, 2025, we experienced a decrease in cash flow from operating activities of approximately $93 million related to the change in our accounts receivable balance from December 31, 2024 to December 31, 2025, as compared to the change in our accounts receivable balance from December 31, 2023 to December 31, 2024. This change was primarily the result of increased sales to customers in the applicable periods, partially offset by the impact of timing of collections on customer receivables due, in part, to our participation in an early payment program offered by our largest customer. This program allows us to sell certain of our North American receivables from this customer to a third party at our discretion, and we utilize this program from time to time.

Accounts payable and accrued expenses For the year ended December 31, 2025, we experienced an increase in cash flow from operating activities of approximately $158 million related to the change in our accounts payable and accrued expenses balance from December 31, 2024 to December 31, 2025, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2023 to December 31, 2024. This change was primarily the result of the timing of payments to suppliers in the applicable periods. In addition, the change in accounts payable and accrued expenses for the year ended December 31, 2025 reflects the impact of accrued acquisition-related costs as of December 31, 2025 associated with the Business Combination.

Interest paid Interest paid was $175.7 million for the year ended December 31, 2025, as compared to $184.6 million for the year ended December 31, 2024. The decrease in interest paid was the result of lower interest rates on certain of our variable-rate debt, as well as lower outstanding indebtedness in the year ended December 31, 2025, as compared to the year ended December 31, 2024. See Note 4 - Long-Term Debt for additional detail.

Restructuring and acquisition-related costs Cash payments associated with restructuring costs were approximately $17 million and $12 million for the years ended December 31, 2025 and 2024, respectively. In 2026, we expect restructuring payments in cash flows from operating activities to be between $110 million and $150 million for the full year, which includes both Dauch stand-alone payments and payments expected under Dowlais restructuring plans.

Further, in connection with the Business Combination, we paid approximately $49 million for acquisition-related costs in 2025, consisting of, among other items, advisory, legal, accounting, valuation and other professional or consulting services. In 2026, we expect acquisition-related payments in cash flows from operating activities to be between $130 million and $150 million, including certain compensation-related items associated with the Business Combination, and we expect payments for integration costs to be between $100 million and $125 million for the full year.

Pension and other postretirement benefits (OPEB) Our cash payments for OPEB, net of GM cost sharing, were $10.1 million in 2025 and $8.7 million in 2024. Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2026 to be approximately $2.5 million. We expect our cash payments for OPEB obligations in 2026, net of GM cost sharing, to be approximately $12.3 million. These expected future payment amounts are on a Company stand-alone basis, and do not include expected future payments for Dowlais' plans.

INVESTING ACTIVITIES For the year ended December 31, 2025, net cash used in investing activities was $169.6 million as compared to $254.8 million for the year ended December 31, 2024. Capital expenditures were $256.5 million in 2025 and $248.0 million in 2024. We expect our capital spending in 2026 to be approximately 4.5% to 5.0% of sales.

In the first quarter of 2025, we exited our 50% ownership of both Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd. As a result, we collected approximately $30 million in cash, which approximated the carrying value of our investments in these joint ventures at the time of disposition.

In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd., and in October 2025, we reached agreement on the final settlement amount associated with the post-closing adjustments, including the final working capital true-up. As a result, total cash proceeds from the sale were approximately $65 million, net of closing adjustments.

On February 3, 2026, we completed our acquisition of Dowlais for a total purchase price of approximately $1.7 billion, of which approximately $780 million was paid in cash. In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative). At the closing date of the acquisition, we settled the Business Combination Derivative and received net cash proceeds of approximately $65 million, which will be presented separately from the cash paid to acquire Dowlais in our first quarter of 2026 consolidated financial statements.

FINANCING ACTIVITIES Net cash provided by financing activities was $1,395.5 million in 2025, compared to net cash used in financing activities of $156.2 million in 2024. Total debt outstanding, net of debt issuance costs, was $4,049.5 million at year-end 2025 and $2,624.8 million at year-end 2024. The change in total debt outstanding, net of issuance costs, at year-end 2025, as compared to year-end 2024, was primarily due to the factors noted below.

Senior Secured Credit Facilities Dauch Corporation (Dauch) and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility), incremental tranche C term facility (the Tranche C Term Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility, the Term Loan B Facility and Tranche C Term Facility, the Senior Secured Credit Facilities). The Senior Secured Credit Facilities are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and AAM, Inc.'s wholly owned domestic subsidiaries, subject to certain thresholds, exceptions and permitted liens.

On February 24, 2025, we entered into the Second Amendment to the Amended and Restated Credit Agreement and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an incremental $843.0 million Tranche C Term Facility in connection with the Business Combination, which was subsequently decreased by AAM, Inc. to $835.0 million and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 was not changed by the Second Amendment.

In 2024, we paid $1.7 million of debt issuance costs and paid accrued interest of $0.5 million relating to previous amendments to the Senior Secured Credit Facilities. Additionally, in 2023, we paid debt issuance costs of $3.2 million related to previous amendments to the Amended and Restated Credit Agreement.

At December 31, 2025, we had $897.7 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.3 million primarily for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

As of December 31, 2025, we have prepaid $6.8 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

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

Financing Related to the Business Combination, Redemption of the 6.50% Notes Due 2027 and Partial Redemption of the 6.875% Notes Due 2028 On October 3, 2025, AAM, Inc. issued $850 million of 6.375% senior secured notes due 2032 (the 6.375% Notes) and $1,250 million of 7.75% senior unsecured notes due 2033 (the 7.75% Notes, and together with the 6.375% Notes, the Notes). The 6.375% Notes are governed by an indenture that contains covenants, that, among other things, restrict with certain exceptions, our ability to incur additional debt, make restricted payments, incur debt secured by liens, dispose of assets and engage in consolidations and mergers or sell or transfer all or substantially all of our assets. The 7.75% Notes are governed by an indenture that contains covenants that, among other things, restrict, with certain exceptions, our ability to engage in consolidations and mergers or sell or transfer all or substantially all of our assets, incur debt secured by liens and engage in certain sale and leaseback transactions. In connection with the issuance of the Notes, we paid $16.6 million of debt issuance costs.

In the fourth quarter of 2025, we used a portion of the proceeds from the Notes to complete a redemption of all $500 million aggregate principal amount outstanding of 6.50% Notes due 2027 and a partial redemption of $150 million principal amount of 6.875% Notes due 2028. These redemptions resulted in payment of $5.5 million in accrued interest and $2.9 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The remaining proceeds of the Notes, together with certain amounts of prefunded interest, were deposited into segregated escrow accounts which are presented as Restricted cash on our Consolidated Balance Sheet as of December 31, 2025.

On February 3, 2026, upon completion of the Business Combination, $1,450 million, together with certain interest, was released from escrow, and was used, together with borrowings under our Tranche C Term Facility and cash on hand, to (a) pay the cash consideration payable in connection with the Business Combination and related fees and expenses and (b) repay in full all outstanding borrowings under the credit facilities of Dowlais and to pay related fees, expenses and premiums, after which all the credit facilities of Dowlais were terminated. We intend to use any remaining proceeds of the Notes to fund a change in control offer for certain outstanding notes of Dowlais, or for general corporate purposes, which may include, among other things, repayment of other outstanding indebtedness. The 6.375% Notes are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and Dauch's wholly owned domestic subsidiaries (other than AAM, Inc.) that guarantee the Senior Secured Credit Facilities, subject to certain thresholds, exceptions and permitted liens.

On January 29, 2025, in connection with the announcement of the Business Combination, we entered into a credit agreement (the Backstop Credit Agreement), the First Lien Bridge Credit Agreement (the First Lien Bridge Facility), and the Second Lien Bridge Credit Agreement (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). Following our entry into the Second Amendment, the Backstop Credit Agreement was terminated. Additionally, in connection with entry into the Second Amendment on February 24, 2025, we entered into the Amended and Restated First Lien Bridge Credit Agreement (the Amended and Restated First Lien Bridge Facility), and the Amended and Restated Second Lien Bridge Credit Agreement (the Amended and Restated Second Lien Bridge Facility, and together with the Amended and Restated First Lien Bridge Facility, the Amended and Restated Bridge Facilities). Following the issuance of the Notes on October 3, 2025, the Amended and Restated Bridge Facilities were terminated.

Redemption of 6.25% Notes Due 2026 During the year ended December 31, 2024, we voluntarily redeemed and repurchased the remaining portion of our then-outstanding 6.25% Notes due 2026. This resulted in principal payments totaling $127.6 million and $2.2 million in accrued interest. We also expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

In the fourth quarter of 2023, we voluntarily redeemed a portion of our then-outstanding 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $0.9 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. In the fourth quarter of 2023, we also completed an open market repurchase of our 6.25% Notes due 2026 of $2.4 million.

Non-U.S. Credit Facilities We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. These credit facilities, some of which are guaranteed by Dauch and/or AAM, Inc., expire at various dates through September 2028. At December 31, 2025, $10.7 million was outstanding under our non-U.S. credit facilities and an additional $99.2 million was available. At December 31, 2024, $27.6 million was outstanding under these facilities and an additional $78.2 million was available.

Treasury stock Treasury stock increased by $2.8 million in 2025 to $238.5 million, as compared to $235.7 million at year-end 2024, due to the withholding and repurchase of shares of Company stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

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

	Corporate Family Rating	Senior Unsecured Notes Rating	Senior Secured Notes Rating	Outlook
Standard & Poor's	BB-	B+	BB	Negative
Moody's Investors Services	B1	B3	Ba2	Stable
Fitch	BB-	BB-	BB+	Stable

Dividend program We have not declared or paid any cash dividends on our common stock in 2025 or 2024.

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

The expected future interest obligations associated with our current and long-term debt and finance lease obligations are approximately as follows: $336 million in 2026, $336 million in 2027, $325 million in 2028, $304 million in 2029, $239 million in 2030, and $497 million in 2031 and thereafter.

Subsidiary Guarantees of Registered Debt Securities Our 6.875% Notes and 5.00% Notes (collectively, the Notes) are senior unsecured obligations of AAM, Inc. (Issuer); all of which are fully and unconditionally guaranteed, on a joint and several basis, by Dauch and substantially all domestic subsidiaries of AAM, Inc. and MPG Inc. (Subsidiary Guarantors). Dauch has no significant assets other than its 100% ownership in AAM, Inc. and MPG Inc., and no direct subsidiaries other than AAM, Inc. and MPG Inc.

Each guarantee by Dauch and/or any of the Subsidiary Guarantors is:

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
•the exercise by the issuer of its legal defeasance option or covenant defeasance option or the discharge of the issuer’s obligations under the indentures in accordance with the terms of the indentures; or
•the election of the issuer to affect such a release following the date that such guaranteed Notes have an investment grade rating from Standard & Poor's Ratings Group, Inc. and Moody's Investors Service, Inc.

The following represents summarized financial information of Dauch, AAM, Inc. and the Subsidiary Guarantors (collectively, the Combined Entities). The information has been prepared on a combined basis and excludes any investments of Dauch, AAM, Inc., or the Subsidiary Guarantors in non-guarantor subsidiaries. Intercompany transactions and amounts between Combined Entities have been eliminated.

Statement of Operations Information	(in millions)
	Year Ended December 31, 2025	Year Ended December 31, 2024
Net sales	$4,176.0	$4,268.4
Gross profit	511.5	537.9
Income from operations	6.9	73.9
Net loss	(46.8)	(27.2)

Balance Sheet Information	(in millions)
	December 31, 2025	December 31, 2024
Current assets	$2,875.3	$1,038.5
Noncurrent assets	2,417.7	2,480.8

Current liabilities	564.0	497.7
Noncurrent liabilities	4,589.5	3,098.0

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At December 31, 2025 and December 31, 2024, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $20 million and $15 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $400 million and $380 million, respectively.

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

LEGAL PROCEEDINGS

See Note 13 - Income Taxes and Note 10 - Commitments and Contingencies in Item 8, "Financial Statements and Supplementary Data" for discussion of legal proceedings and the effect on the Company.

EFFECT OF NEW ACCOUNTING STANDARDS

See Note 1 - Organization and Summary of Significant Accounting Policies in Item 8, "Financial Statements and Supplementary Data" for discussion of new accounting standards and the effect on the Company.

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

As of December 31, 2025, we have a valuation allowance of approximately $313.6 million related to net deferred tax assets in several non-U.S. jurisdictions and U.S. federal, state and local jurisdictions. As of December 31, 2024 and 2023, our valuation allowance was $288.8 million and $267.1 million, respectively.
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

Unrecognized Income Tax Benefits

We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position: and (2) for those positions that meet the "more likely than not" recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense (benefit). As of December 31, 2025 and 2024, we had a liability for unrecognized income tax benefits and related interest and penalties of $32.6 million and $34.2 million, respectively. We continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and adjust our estimated liability as necessary.
Other Income Tax Matters - Pending Tax Litigation

We operate in multiple jurisdictions throughout the world and the income tax returns of several subsidiaries in various tax jurisdictions are currently under examination. During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). The Company disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS's administrative appeals process. No resolution was reached in the appeals process and, in September 2022, the IRS issued a Notice of Deficiency. The IRS subsequently issued a Notice of Tax Due in December 2022 and we paid the assessed tax and interest of $10.1 million in January 2023. We filed a claim for refund for the amount of tax and interest paid related to this matter for the 2015 tax year and, in December 2023, we filed suit in the U.S. Court of Federal Claims. We have a trial date set to begin court proceedings on this matter in 2026.
We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the years ended, December 31, 2025, December 31, 2024 and December 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by the Company to the IRS in 2023. As of December 31, 2025, in the event the Company is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $335 million to $385 million.

The IRS has subsequently issued to the Company additional NOPAs for this matter for each of the tax years 2016 through 2022. The issuance of these NOPAs does not impact the aforementioned estimated range of potential income tax expense and interest charges and does not alter our belief that it is more likely than not that our structure did not give rise to FBCSI and that it’s likely that we will be successful in ultimately defending our position.

PENSION AND OTHER POSTRETIREMENT BENEFITS In calculating our assets, liabilities and expenses related to pension and OPEB, key assumptions include the discount rate, expected long-term rates of return on plan assets, mortality projections and rates of increase in health care costs.

The discount rates used in the valuation of our U.S. pension and OPEB obligations were based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. In 2025, the weighted-average discount rates determined on that basis were 5.35% for the valuation of our pension benefit obligations and 5.45% for the valuation of our OPEB obligations. The discount rates used in the valuations of our non-U.S. pension obligations were based on hypothetical yield curves developed from corporate bond yield information within each regional market. In 2025, the weighted-average discount rate determined on that basis was 5.15% for our non-U.S. plans. The expected weighted-average long-term rates of return on our plan assets were 6.75% for our U.S. plans, and 5.80% for our non-U.S. plans in 2025.

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

All of our assumptions were developed in consultation with our actuarial service providers. While we believe that we have selected reasonable assumptions for the valuation of our pension and OPEB obligations at year-end 2025, actual trends could result in materially different valuations. The effect on our pension plans of a 0.5% decrease in both the discount rate and expected return on assets is shown below as of December 31, 2025, our valuation date.

		Expected
	Discount	Return on
	Rate	Assets
	(in millions)
Decline in funded status	$(19.9)	N/A
Increase in 2025 expense	$—	$2.0

No changes in benefit levels or in the amortization of gains or losses have been assumed.

For 2026, we assumed a weighted-average annual increase in the per-capita cost of covered health care benefits of 7.0% for OPEB. The rate is assumed to decrease gradually to 5.0% by 2036 and remain at that level thereafter. A 0.5% decrease in the discount rate for our OPEB would have increased total expense in 2025 and the postretirement obligation, net of GM cost sharing, at December 31, 2025 by $0.4 million and $8.1 million, respectively. A 1.0% increase in the assumed health care trend rate would have increased total service and interest cost in 2025 and the postretirement obligation, net of GM cost sharing, at December 31, 2025 by $0.7 million and $12.5 million, respectively.

The Company and GM share in the cost of OPEB for eligible retirees proportionally based on the length of service an employee had with the Company and GM. We estimate the future cost sharing payments and present it as an asset on our Consolidated Balance Sheet. As of December 31, 2025, we estimated $125.3 million in future GM cost sharing. If, in the future, GM were unable to fulfill this financial obligation, our OPEB obligations could be different than our current estimates.

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

Our business is organized into two segments: Driveline and Metal Forming. Under the goodwill guidance, we determined that each of our segments represents a reporting unit. The determination of our reporting units and impairment indicators also require us to make significant judgments. At December 31, 2025 and 2024, all goodwill was associated with our Driveline reporting unit. As a result of our goodwill impairment test completed in the fourth quarter of 2024, we determined that the fair value of our Driveline reporting unit exceeded its carrying value by approximately 40%.

For our goodwill impairment test in the fourth quarter of 2025, we utilized a Step 0 qualitative analysis, as permitted under the guidance in ASC 350, and concluded that it is more-likely-than-not that the fair value of Driveline exceeded its carrying value as of the testing date. We concluded that a Step 0 analysis was appropriate based on the significant excess of fair value over carrying value for Driveline resulting from our 2024 goodwill impairment test, and further as a result of relative stability in our operating environment. In addition, financial results of Driveline for 2025 were comparable to 2024, as were Driveline's projected financial results in our current long-range plan, as compared to the plan utilized in the 2024 goodwill impairment test. See Note 3 - Goodwill and Other Intangible Assets for further detail regarding our goodwill.

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

Our warranty accrual was $63.3 million as of December 31, 2025 and $60.6 million as of December 31, 2024. During 2025 and 2024, we made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. It is possible that changes in our assumptions or future warranty issues could materially affect our financial position and results of operations.

ACCOUNTING FOR ACQUISITIONS On February 3, 2026, we completed our acquisition of Dowlais and are therefore subject to the accounting guidance as prescribed by ASC 805 - Business Combinations. In accordance with this guidance, we are required to allocate the purchase price of an acquired business to its identifiable assets and liabilities based on fair value. The excess purchase price over the fair value of identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed, especially with regard to intangible assets, requires significant levels of estimates and assumptions made by management. In order to assist management, we utilize third party valuation experts in determining the fair values.

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
•reduced purchases of our products by General Motors Company (GM), Ford Motor Company (Ford), Stellantis N.V. (Stellantis) or other customers;
•reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM, Ford and Stellantis);
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

CURRENCY EXCHANGE RISK From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. At December 31, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $216.2 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2028 and the purchase of certain working capital items into the second quarter of 2026. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $19.5 million at December 31, 2025 and was approximately $20.7 million at December 31, 2024.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and pound sterling. This foreign currency forward contract was non-designated and recognized at fair value each reporting period through the closing of the Business Combination with changes in fair value recognized in Other income (expense), net in our Consolidated Statement of Operations. At December 31, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to approximately $769 million. Upon the closing of the Business Combination on February 3, 2026, the Business Combination Derivative was settled and we received net cash proceeds of approximately $65 million.

In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At December 31, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $205.5 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027. The potential decrease in fair value of the fixed-to-fixed cross-currency swap, assuming a 10% adverse change in foreign currency exchange rates, would be approximately $20.6 million at December 31, 2025 and was approximately $18.1 million at December 31, 2024.

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

INTEREST RATE RISK We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. In the third quarter of 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the fourth quarter of 2025, we discontinued the variable-to-fixed interest rate swap. Also, in the fourth quarter of 2025, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the second quarter of 2026, which subsequently increases to $1.0 billion through the fourth quarter of 2028, and decreases thereafter to $900.0 million through the fourth quarter of 2030 and to $500.0 million through the fourth quarter of 2031.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 15% of our weighted-average interest rate at December 31, 2025) on our long-term debt outstanding at December 31, 2025 would be approximately $4.4 million and was approximately $4.3 million at December 31, 2024, on an annualized basis.

DAUCH CORPORATION
Item 8.    Financial Statements and Supplementary Data

Consolidated Statements of Operations
Year Ended December 31,

	2025	2024	2023
	(in millions, except per share data)

Net sales	$5,836.7	$6,124.9	$6,079.5

Cost of goods sold	5,132.2	5,383.5	5,455.2

Gross profit	704.5	741.4	624.3

Selling, general and administrative expenses	389.0	387.1	366.9

Amortization of intangible assets	81.8	82.9	85.6

Impairment charges (Note 2)	8.0	12.0	—

Restructuring and acquisition-related costs	113.4	18.0	25.2

Operating income	112.3	241.4	146.6

Interest expense	(201.1)	(186.0)	(201.7)

Interest income	39.8	28.1	26.2

Other income (expense)
Debt refinancing and redemption costs	(6.2)	(0.6)	(1.3)
Gain on Business Combination Derivative (Note 5)	52.9	—	—
Pension curtailment and settlement charges	—	—	(1.3)
Loss on equity securities	—	(0.1)	(1.1)
Other income (expense), net	3.8	(20.0)	8.1

Income (loss) before income taxes	1.5	62.8	(24.5)

Income tax expense	21.2	27.8	9.1

Net income (loss)	$(19.7)	$35.0	$(33.6)

Basic earnings (loss) per share	$(0.17)	$0.29	$(0.29)

Diluted earnings (loss) per share	$(0.17)	$0.29	$(0.29)

See accompanying notes to consolidated financial statements

DAUCH CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2025	2024	2023
	(in millions)
Net income (loss)	$(19.7)	$35.0	$(33.6)

Other comprehensive income (loss)
Defined benefit plans, net of tax of $2.4 million, $2.8 million and $(0.4) million in 2025, 2024 and 2023, respectively	(7.1)	(11.9)	1.6
Foreign currency translation adjustments	77.2	(44.7)	7.4
Changes in hedges, net of tax of $(5.6) million, $4.4 million and $1.9 million in 2025, 2024 and 2023, respectively	16.0	(32.7)	3.5
Other comprehensive income (loss)	86.1	(89.3)	12.5

Comprehensive income (loss)	$66.4	$(54.3)	$(21.1)

See accompanying notes to consolidated financial statements

DAUCH CORPORATION
Consolidated Balance Sheets
December 31,

	2025	2024
Assets	(in millions, except per share data)
Current assets
Cash and cash equivalents	$708.9	$552.9
Restricted cash (Note 4)	1,496.6	—
Accounts receivable, net	733.0	709.1
Inventories, net	466.4	442.5
Prepaid expenses and other	230.1	152.2
Current assets held-for-sale	—	58.1
Total current assets	3,635.0	1,914.8

Property, plant and equipment, net	1,591.5	1,622.8
Deferred income taxes	235.9	199.5
Goodwill	174.4	172.0
Other intangible assets, net	375.2	456.7
GM postretirement cost sharing asset	116.0	111.7
Operating lease right-of-use assets	122.3	110.3
Other assets and deferred charges	419.9	472.1
Total assets	$6,670.2	$5,059.9

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$10.4	$47.9
Accounts payable	718.3	700.5
Accrued compensation and benefits	254.9	193.0
Deferred revenue	38.5	14.2
Current portion of operating lease liabilities	24.7	22.8
Accrued expenses and other	187.2	172.4
Current liabilities held-for-sale	—	24.4
Total current liabilities	1,234.0	1,175.2

Long-term debt, net	4,039.1	2,576.9
Deferred revenue	33.9	37.0
Deferred income taxes	9.1	11.8
Long-term portion of operating lease liabilities	100.1	89.9
Postretirement benefits and other long-term liabilities	614.0	606.3
Total liabilities	6,030.2	4,497.1

Stockholders' equity
Preferred stock, par value $0.01 per share; 10.0 million shares
authorized; no shares outstanding in 2025 or 2024	—	—
Series common stock, par value $0.01 per share; 40.0 million
shares authorized; no shares outstanding in 2025 or 2024	—	—
Common stock, par value $0.01 per share; 150.0 million shares authorized;
130.0 million and 128.3 million shares issued as of December 31, 2025 and December 31, 2024, respectively	1.3	1.3
Paid-in capital	1,411.2	1,397.6
Accumulated deficit	(267.9)	(248.2)
Treasury stock at cost, 11.3 million shares in 2025 and 10.7 million shares in 2024	(238.5)	(235.7)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(164.3)	(157.2)
Foreign currency translation adjustments	(109.8)	(187.0)
Unrecognized gain (loss) on hedges, net of tax	8.0	(8.0)
Total stockholders' equity	640.0	562.8
Total liabilities and stockholders' equity	$6,670.2	$5,059.9

See accompanying notes to consolidated financial statements

DAUCH CORPORATION
Consolidated Statements of Cash Flows
Year Ended December 31,

	2025	2024	2023
	(in millions)
Operating activities
Net income (loss)	$(19.7)	$35.0	$(33.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	459.5	469.7	487.2
Impairment charge (Note 2)	8.0	12.0	—
Deferred income taxes	(43.3)	(31.9)	(45.7)
Stock-based compensation	13.6	15.0	13.4
Pensions and other postretirement benefits, net of contributions	(7.7)	(12.8)	(19.1)
Loss on disposal of property, plant and equipment, net	9.0	5.8	5.8
Loss on equity securities	—	0.1	1.1
Gain on Business Combination Derivative (Note 5)	(52.9)	—	—
Debt refinancing and redemption costs	6.2	0.6	1.3
Changes in operating assets and liabilities, net of amounts acquired or disposed
Accounts receivable	(22.7)	70.3	7.2
Inventories	(7.0)	17.1	(13.2)
Accounts payable and accrued expenses	93.3	(64.2)	58.6
Deferred revenue	15.4	(33.3)	(16.1)
Other assets and liabilities	(40.1)	(28.0)	(50.8)
Net cash provided by operating activities	411.6	455.4	396.1

Investing activities
Purchases of property, plant and equipment	(256.5)	(248.0)	(194.6)
Proceeds from sale of property, plant and equipment	5.6	4.0	0.9
Proceeds from government grants	—	2.0	—
Purchase buyouts of leases	(5.8)	(3.1)	(2.1)
Proceeds from sale of business, net (Note 2)	64.4	—	—
Proceeds from disposition of affiliates (Note 2)	30.1	—	—
Acquisition of business, net of cash acquired	(2.5)	(7.3)	(2.5)
Proceeds from sale of equity securities	—	0.8	—
Investment in affiliates	(4.9)	(3.2)	(3.2)
Proceeds from insurance claim	—	—	17.0
Net cash used in investing activities	(169.6)	(254.8)	(184.5)

Financing activities
Payments of Revolving Credit Facility	—	—	(25.0)
Proceeds from issuance of long-term debt	2,108.7	7.0	35.8
Payments of long-term debt	(676.8)	(155.4)	(184.8)
Debt issuance costs	(28.2)	(1.7)	(3.2)
Purchase of treasury stock	(2.8)	(2.8)	(14.7)
Finance lease obligations and other	(5.4)	(3.3)	(13.6)
Net cash provided by (used in) financing activities	1,395.5	(156.2)	(205.5)

Effect of exchange rate changes on cash	15.1	(11.4)	2.3

Net increase in cash, cash equivalents and restricted cash	1,652.6	33.0	8.4

Cash, cash equivalents and restricted cash at beginning of year	552.9	519.9	511.5

Cash, cash equivalents and restricted cash at end of year	$2,205.5	$552.9	$519.9

Supplemental cash flow information
Interest paid	$175.7	$184.6	$186.4
Income taxes paid, net	$54.6	$49.5	$54.9
See accompanying notes to consolidated financial statements

DAUCH CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock			Retained Earnings		Accumulated Other
	Shares	Par	Paid-in	(Accumulated	Treasury	Comprehensive
	Outstanding	Value	Capital	Deficit)	Stock	Income (Loss)
	(in millions)

Accrual at January 1, 2023	114.6	$1.3	$1,369.2	$(249.6)	$(218.2)	$(275.4)

Net loss				(33.6)
Changes in hedges						3.5
Foreign currency translation adjustments						7.4
Defined benefit plans, net						1.6
Vesting of stock-based compensation	4.1	—
Stock-based compensation			13.4
Purchase of treasury stock	(1.6)				(14.7)
Balance at December 31, 2023	117.1	$1.3	$1,382.6	$(283.2)	$(232.9)	$(262.9)

Net income				35.0
Changes in hedges						(32.7)
Foreign currency translation adjustments						(44.7)
Defined benefit plans, net						(11.9)
Vesting of stock-based compensation	0.9	—
Stock-based compensation			15.0
Purchase of treasury stock	(0.4)				(2.8)
Balance at December 31, 2024	117.6	$1.3	$1,397.6	$(248.2)	$(235.7)	$(352.2)

Net loss				(19.7)
Changes in hedges						16.0
Foreign currency translation adjustments						77.2
Defined benefit plans, net						(7.1)
Vesting of stock-based compensation	1.7	—
Stock-based compensation			13.6
Purchase of treasury stock	(0.6)				(2.8)
Balance at December 31, 2025	118.7	$1.3	$1,411.2	$(267.9)	$(238.5)	$(266.1)

See accompanying notes to consolidated financial statements

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION Effective January 26, 2026, American Axle & Manufacturing Holdings, Inc. changed its name to Dauch Corporation. As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “Dauch” mean Dauch Corporation and its subsidiaries and predecessors, collectively.

Dauch Corporation is a premier Driveline and Metal Forming supplier serving the global automotive industry with a powertrain-agnostic product portfolio that supports electric, hybrid, and internal combustion vehicles. The company is headquartered in Detroit, Michigan, with operations that span 24 countries and more than 175 locations. Formed through the acquisition of Dowlais Group plc and its subsidiaries - GKN Automotive and GKN Powder Metallurgy, Dauch unites deep engineering roots with global manufacturing capabilities and an entrepreneurial spirit to move mobility forward.

PRINCIPLES OF CONSOLIDATION We include the accounts of Dauch Corporation and its subsidiaries in our consolidated financial statements. We eliminate the effects of all intercompany transactions, balances and profits in our consolidation.

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

Amounts due from customers are stated net of allowances for credit losses. We determine our allowances by considering our expected credit losses, in addition to factors such as our previous loss history, customers' ability to pay their obligations to us, and the condition of the general economy and industry as a whole. The allowance for credit losses was $1.3 million and $2.5 million as of December 31, 2025 and 2024, respectively. We write-off accounts receivable when they become uncollectible.

We have agreements in place with factoring companies to sell customer receivables on a nonrecourse basis from certain of our locations in Europe and Asia. The factoring companies collect payment for the sold receivables and we have no continuing involvement with such receivables. We also participate in an early payment program offered by our largest customer, which allows us to sell certain of our North American receivables from this customer to a third party at our discretion. We have no continuing involvement with the sold receivables.

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

DAUCH CORPORATION
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

Inventories consist of the following:

	December 31,
	2025	2024
	(in millions)
Raw materials and work-in-progress	$383.5	$362.0
Finished goods	114.5	108.4
Gross inventories	498.0	470.4
Inventory valuation reserves	(31.6)	(27.9)
Inventories, net	$466.4	$442.5

MAINTENANCE, REPAIR AND OPERATIONS (MRO) MATERIALS We include all spare parts and other durable materials for machinery and equipment that are consumed in the manufacturing process in MRO, which is included in Other assets and deferred charges in our Consolidated Balance Sheets. MRO assets are capitalized at actual cost and amortized on a straight-line basis over a useful life of six years, beginning from their purchase date. Repair costs for MRO assets are expensed in the period incurred. Amortization expense related to MRO was $62.4 million, $58.3 million and $55.6 million for 2025, 2024 and 2023, respectively.

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

We record depreciation and tooling amortization using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and tooling amortization amounted to $315.3 million, $328.5 million and $346.0 million in 2025, 2024 and 2023, respectively.

Property, plant and equipment consists of the following:

	Estimated			December 31,
	Useful Lives			2025	2024
	(years)			(in millions)
Land	Indefinite			$53.9	$51.1
Land improvements	10	-	15	28.2	27.0
Buildings and building improvements	15	-	40	732.4	684.6
Machinery and equipment	3	-	12	3,836.5	3,672.9
Construction in progress				213.0	200.5
				4,864.0	4,636.1
Accumulated depreciation and amortization				(3,272.5)	(3,013.3)
Property, plant and equipment, net				$1,591.5	$1,622.8

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2025, 2024 and 2023, we had unpaid purchases of plant and equipment in our accounts payable of $54.3 million, $57.4 million and $43.1 million, respectively.

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

DEBT ISSUANCE COSTS The costs related to the issuance or modification of long-term debt are deferred and amortized into interest expense over the expected life of the borrowings. As of December 31, 2025 and December 31, 2024, our unamortized debt issuance costs were $53.7 million and $41.2 million, respectively. Debt issuance costs associated with our senior secured and unsecured notes, as well as our Term Loan A Facility and Term Loan B Facility (as defined in Note 4 - Long-Term Debt), are recorded as a reduction to the related debt liability. Debt issuance costs of $10.2 million and $6.1 million related to our Revolving Credit Facility (also as defined in Note 4 - Long-Term Debt), are classified as Other assets and deferred charges on our Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and classified as Debt refinancing and redemption costs on our Consolidated Statements of Operations.

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

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CURRENCY TRANSLATION AND REMEASUREMENT We translate the assets and liabilities to United States (U.S.) dollars at end-of-period exchange rates for our non-U.S. subsidiaries. We translate the income statement elements of our non-U.S. subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for our non-U.S. subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. These foreign currency gains and losses resulted in a net gain of $9.9 million for the year 2025, a net loss of $17.0 million for the year 2024, and a net gain of $12.8 million for the year 2023, in Other income (expense), net.

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

We also award incentive compensation in the form of long-term cash awards (LTCAs) and performance units (PUs). We grant the LTCAs payable in cash to certain associates which vest over a three-year period. We also grant PUs payable in cash to officers and certain other associates which vest over a three-year performance period and are based primarily on the Company's three-year cumulative free cash flow.

Compensation expense is recognized over the period during which the requisite service is provided, referred to as the vesting period. See Note 9 - Stock-Based Compensation and Other Incentive Compensation, for more detail on our accounting for stock-based compensation and other incentive compensation.

RESEARCH AND DEVELOPMENT COSTS We expense R&D, as incurred, in selling, general and administrative expenses on our Consolidated Statements of Operations. R&D spending was $147.0 million, $159.0 million and $155.4 million in 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, our R&D expense is net of approximately $14.7 million, $21.8 million and $37.0 million, respectively, of costs capitalized as a result of contractual guarantees with customers to recover engineering, design and development costs.

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

DAUCH CORPORATION
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

EFFECT OF NEW ACCOUNTING STANDARDS

Standards Recently Adopted
Accounting Standards Update 2023-09
On December 14, 2023, the FASB issued ASU 2023-09 - Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. ASU 2023-09 also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. We adopted this guidance prospectively on January 1, 2025. See Note 13- Income Taxes for our updated income tax disclosures.
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
Accounting Standards Update 2025-09
On November 25, 2025, the FASB issued ASU 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends existing cash flow hedge accounting requirements, allowing for the aggregation of groups of individual forecasted transactions that share a similar risk exposure, rather than requiring a shared risk of exposure. This guidance becomes effective at the beginning of our 2027 fiscal year, and must be applied prospectively for all hedging relationships as of adoption. We expect to adopt this guidance January 1, 2027 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS AND DISPOSITIONS

Business Combination with Dowlais Group plc

On February 3, 2026, we completed our previously announced acquisition of Dowlais Group plc (Dowlais) whereby we acquired the entire issued share capital of Dowlais (the Business Combination). Pursuant to the Business Combination, Dowlais shareholders received for each Dowlais ordinary share: 0.0881 shares of new Dauch Corporation common stock and 43 pence per share in cash (approximately $0.59 per share as of the closing date), resulting in the issuance of approximately 117 million shares (and an increase in authorized shares from 150 million shares to 375 million shares) and a total purchase price of approximately $1.7 billion. Following the close of the transaction, the combined company is headquartered in Detroit, Michigan and led by the Company's Chairman and CEO. See Note 4 - Long-Term Debt for additional detail regarding financing for the Business Combination.

We are in the process of valuing the assets acquired and liabilities assumed from Dowlais, as well as identifying and assessing any transactions to be recognized separately from the acquisition. The consolidated financial statements presented in this Form 10-K as of, and for the year ended, December 31, 2025 do not include any amounts or balances of Dowlais as the Business Combination was completed subsequent to the balance sheet date. We will begin to include Dowlais in our consolidated financial statements in the first quarter of 2026.

Disposition of AAM India Manufacturing Corporation Pvt., Ltd.

In October 2024, we entered into a definitive agreement to sell our commercial vehicle axle business and related assets in India (AAM India Manufacturing Corporation Pvt., Ltd.) to Bharat Forge Limited (BFL) for a sales price of $65.0 million. In July 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd., and in October 2025, we reached an agreement with BFL on the final settlement amount associated with the post-closing adjustments, including the final working capital true-up. As a result, total cash proceeds from the sale, net of cash divested, were $64.4 million.

For the years ended December 31, 2025 and 2024, we recorded impairment charges of $8.0 million and $12.0 million, respectively, to reduce the carrying value of this business to fair value less cost to sell. The sale of AAM India Manufacturing Corporation Pvt., Ltd. did not qualify for classification as discontinued operations as the sale does not represent a strategic shift in our business that has had, or will have, a major effect on our operations and financial results.

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

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the year ended December 31, 2025 and the year ended December 31, 2024:

Consolidated
(in millions)
Balance as of January 1, 2024	$182.1
Reclassification to Assets held-for-sale	(8.3)
Foreign currency translation	(1.8)
Balance as of December 31, 2024	$172.0
Foreign currency translation	2.4
Balance as of December 31, 2025	$174.4

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

For our goodwill impairment test in the fourth quarter of 2025, we utilized a Step 0 qualitative analysis, as permitted under the guidance in ASC 350, and concluded that it is more-likely-than-not that the fair value of Driveline exceeded its carrying value as of the testing date. We concluded that a Step 0 analysis was appropriate based on the significant excess of fair value over carrying value for Driveline resulting from our 2024 goodwill impairment test, and further as a result of relative stability in our operating environment. In addition, financial results of Driveline for 2025 were comparable to 2024, as were Driveline's projected financial results in our current long-range plan, as compared to the plan utilized in the 2024 goodwill impairment test.

At December 31, 2025, accumulated goodwill impairment losses were $1,435.5 million. All remaining goodwill is attributable to our Driveline reporting unit.

On July 1, 2025, we completed the sale of AAM India Manufacturing Corporation Pvt., Ltd. to Bharat Forge Limited. As a result, we removed $8.3 million of goodwill associated with this business from our Consolidated Balance Sheet as of December 31, 2025 that had previously been classified as held-for-sale. See Note 2 - Acquisitions and Dispositions for for detail.

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for the Company's other intangible assets, which are all subject to amortization, as of December 31, 2025 and December 31, 2024:

	December 31,			December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$61.2	$(55.7)	$5.5	$60.9	$(52.6)	$8.3
Customer platforms	856.2	(555.0)	301.2	856.2	(491.6)	364.6
Customer relationships	53.0	(29.9)	23.1	53.0	(26.5)	26.5
Technology and other	149.5	(104.1)	45.4	153.8	(96.5)	57.3
Total	$1,119.9	$(744.7)	$375.2	$1,123.9	$(667.2)	$456.7

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amortization expense for our intangible assets was $81.8 million for the year ended December 31, 2025, $82.9 million for the year ended December 31, 2024, and $85.6 million for the year ended December 31, 2023. Estimated amortization expense for the years 2026 through 2029 is expected to be approximately $80 million per year, decreasing to approximately $50 million in 2030, as the intangible assets identified as part of our 2017 acquisition of Metaldyne Performance Group, Inc. become fully amortized. These expected future amounts are on a Company stand-alone basis and do not include amortization expense that may be incurred in connection with the Business Combination.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. LONG-TERM DEBT

Long-term debt, net consists of the following:

	December 31,
	2025	2024
	(in millions)
Revolving credit facility	$—	$—
Term Loan A Facility	484.3	484.3
Term Loan B Facility	648.0	648.0
7.75% Notes due 2033	1,250.0	—
6.875% Notes due 2028	250.0	400.0
6.50% Notes due 2027	—	500.0
6.375% Notes due 2032	850.0	—
5.00% Notes due 2029	600.0	600.0
Non-U.S. credit facilities	10.7	27.6
Total debt	4,093.0	2,659.9
Less: Current portion of long-term debt	10.4	47.9
Long-term debt	4,082.6	2,612.0
Less: Debt issuance costs	43.5	35.1
Long-term debt, net	$4,039.1	$2,576.9

SENIOR SECURED CREDIT FACILITIES Dauch Corporation (Dauch) and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility), incremental tranche C term facility (the Tranche C Term Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility, the Term Loan B Facility and Tranche C Term Facility, the Senior Secured Credit Facilities). The Senior Secured Credit Facilities are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and AAM, Inc.'s wholly owned domestic subsidiaries, subject to certain thresholds, exceptions and permitted liens.

On February 24, 2025, we entered into the Second Amendment to the Amended and Restated Credit Agreement and the Incremental Facility Agreement (the Second Amendment). The Second Amendment, among other things, a) increased the maximum under the Revolving Credit Facility from $925.0 million to $1,495.0 million, effective upon closing of the Business Combination, b) provided for an incremental $843.0 million Tranche C Term Facility in connection with the Business Combination, which was subsequently decreased by AAM, Inc. to $835.0 million and c) extended the maturity of the Revolving Credit Facility and Term Loan A Facility for five years from the date of the Second Amendment, resetting for another five years upon the closing of the Business Combination. In connection with the Second Amendment, we paid $11.6 million of debt issuance costs, and expensed $3.3 million of fees and a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The maturity date of the Term Loan B Facility in the fourth quarter of 2029 was not changed by the Second Amendment.

In 2024, we paid $1.7 million of debt issuance costs and paid accrued interest of $0.5 million relating to previous amendments to the Senior Secured Credit Facilities. Additionally, in 2023, we paid debt issuance costs of $3.2 million related to previous amendments to the Amended and Restated Credit Agreement.

At December 31, 2025, we had $897.7 million available under the Revolving Credit Facility. This availability reflects a reduction of $27.3 million primarily for standby letters of credit issued against the facility. The proceeds of the Revolving Credit Facility are used for general corporate purposes.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2025, we have prepaid $6.8 million of the outstanding principal on our Term Loan B Facility. These payments satisfy our obligation for principal payments under the Term Loan B Facility through the end of 2026.

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

FINANCING RELATED TO THE BUSINESS COMBINATION, REDEMPTION OF THE 6.50% NOTES DUE 2027 AND PARTIAL REDEMPTION OF THE 6.875% NOTES DUE 2028 On October 3, 2025, AAM, Inc. issued $850 million of 6.375% senior secured notes due 2032 (the 6.375% Notes) and $1,250 million of 7.75% senior unsecured notes due 2033 (the 7.75% Notes, and together with the 6.375% Notes, the Notes). The 6.375% Notes are governed by an indenture that contains covenants, that, among other things, restrict with certain exceptions, our ability to incur additional debt, make restricted payments, incur debt secured by liens, dispose of assets and engage in consolidations and mergers or sell or transfer all or substantially all of our assets. The 7.75% Notes are governed by an indenture that contains covenants that, among other things, restrict, with certain exceptions, our ability to engage in consolidations and mergers or sell or transfer all or substantially all of our assets, incur debt secured by liens and engage in certain sale and leaseback transactions. In connection with the issuance of the Notes, we paid $16.6 million of debt issuance costs.

In the fourth quarter of 2025, we used a portion of the proceeds from the Notes to complete a redemption of all $500 million aggregate principal amount outstanding of 6.50% Notes due 2027 and a partial redemption of $150 million principal amount of 6.875% Notes due 2028. These redemptions resulted in payment of $5.5 million in accrued interest and $2.9 million for the write-off of the unamortized debt issuance costs that we had been amortizing over the expected life of these borrowings. The remaining proceeds of the Notes, together with certain amounts of prefunded interest, were deposited into segregated escrow accounts which are presented as Restricted cash on our Consolidated Balance Sheet as of December 31, 2025.

On February 3, 2026, upon completion of the Business Combination, $1,450 million, together with certain interest, was released from escrow, and was used, together with borrowings under our Tranche C Term Facility and cash on hand, to (a) pay the cash consideration payable in connection with the Business Combination and related fees and expenses and (b) repay in full all outstanding borrowings under the credit facilities of Dowlais and to pay related fees, expenses and premiums, after which all the credit facilities of Dowlais were terminated. We intend to use any remaining proceeds of the Notes to fund a change in control offer for certain outstanding notes of Dowlais, or for general corporate purposes, which may include, among other things, repayment of other outstanding indebtedness. The 6.375% Notes are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and Dauch's wholly owned domestic subsidiaries (other than AAM, Inc.) that guarantee the Senior Secured Credit Facilities, subject to certain thresholds, exceptions and permitted liens.

On January 29, 2025, in connection with the announcement of the Business Combination, we entered into a credit agreement (the Backstop Credit Agreement), the First Lien Bridge Credit Agreement (the First Lien Bridge Facility), and the Second Lien Bridge Credit Agreement (the Second Lien Bridge Facility and together with the First Lien Bridge Facility, the Bridge Facilities). Following our entry into the Second Amendment, the Backstop Credit Agreement was terminated. Additionally, in connection with entry into the Second Amendment on February 24, 2025, we entered into the Amended and Restated First Lien Bridge Credit Agreement (the Amended and Restated First Lien Bridge Facility), and the Amended and Restated Second Lien Bridge Credit Agreement (the Amended and Restated Second Lien Bridge Facility, and together with the Amended and Restated First Lien Bridge Facility, the Amended and Restated Bridge Facilities). Following the issuance of the Notes on October 3, 2025, the Amended and Restated Bridge Facilities were terminated.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
REDEMPTION OF 6.25% NOTES DUE 2026 During the year ended December 31, 2024, we voluntarily redeemed and repurchased the remaining portion of our then-outstanding 6.25% Notes due 2026. This resulted in principal payments totaling $127.6 million and $2.2 million in accrued interest. We also expensed approximately $0.4 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

In the fourth quarter of 2023, we voluntarily redeemed a portion of our then-outstanding 6.25% Notes due 2026. This resulted in a principal payment of $50.0 million and $0.9 million in accrued interest. We also expensed approximately $0.2 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing. In the fourth quarter of 2023, we also completed an open market repurchase of our 6.25% Notes due 2026 of $2.4 million.

NON-U.S. CREDIT FACILITIES We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. These credit facilities, some of which are guaranteed by Dauch and/or AAM, Inc., expire at various dates through September 2028. At December 31, 2025, $10.7 million was outstanding under our non-U.S. credit facilities and an additional $99.2 million was available. At December 31, 2024, $27.6 million was outstanding under these facilities and an additional $78.2 million was available.

DEBT MATURITIES Aggregate maturities of long-term debt are as follows (in millions):

2026	$10.4
2027	26.4
2028	285.8
2029	1,267.8
2030	402.6
Thereafter	2,100.0
Total	$4,093.0

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $201.1 million in 2025, $186.0 million in 2024 and $201.7 million in 2023.

We capitalized interest of $10.7 million in both 2025 and 2024 and $8.0 million in 2023. The weighted-average interest rate of our long-term debt outstanding at December 31, 2025 was 6.8%, as compared to 6.5% and 7.1% at December 31, 2024 and December 31, 2023, respectively.

Interest income was $39.8 million in 2025, $28.1 million in 2024 and $26.2 million in 2023. Interest income primarily includes interest earned on cash and cash equivalents, restricted cash and the deferred payment obligation associated with the sale of our former Casting segment.

DAUCH CORPORATION
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

CURRENCY DERIVATIVE CONTRACTS From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of December 31, 2025 and December 31, 2024, we had currency forward contracts outstanding with a total notional amount of $216.2 million and $228.1 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain payroll expenses into the second quarter of 2028 and the purchase of certain working capital items into the second quarter of 2026.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and pound sterling. This foreign currency forward contract was non-designated and recognized at fair value each reporting period through the closing of the Business Combination with changes in fair value recognized in Other income (expense), net in our Consolidated Statement of Operations. At December 31, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to $769.2 million. Upon the closing of the Business Combination on February 3, 2026, the Business Combination Derivative was settled and we received net cash proceeds of approximately $65 million.

FIXED-TO-FIXED CROSS-CURRENCY SWAP In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. The fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At December 31, 2025 and December 31, 2024, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $205.5 million and $181.2 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027.

VARIABLE-TO-FIXED INTEREST RATE SWAP In the third quarter of 2023, we entered into a variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. In the fourth quarter of 2025, we discontinued the variable-to-fixed interest rate swap. Also, in the fourth quarter of 2025, we entered into a new variable-to-fixed interest rate swap to reduce the variability of cash flows associated with interest payments on our variable rate debt. As of December 31, 2025, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the second quarter of 2026, which subsequently increases to $1.0 billion through the fourth quarter of 2028, and decreases thereafter to $900.0 million through the fourth quarter of 2030 and to $500.0 million through the fourth quarter of 2031.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income (loss) from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow and fair value hedges under ASC 815 - Derivatives and Hedging:

	Location of Gain (Loss) Reclassified into Net Income (Loss)	Gain (Loss) Reclassified During the Twelve Months Ended December 31,			Total of Financial Statement Line Item	Gain (Loss) Expected to be Reclassified During the Next 12 Months
		2025	2024	2023	2025
		(in millions)
Currency forward contracts	Cost of Goods Sold	$(2.3)	$11.9	$19.9	$5,132.2	$9.0
Fixed-to-fixed cross-currency swap	Other Income (Expense), net	(24.3)	13.2	(6.6)	3.8	—
Variable-to-fixed interest rate swap	Interest Expense	1.4	2.5	3.6	(201.1)	(1.2)

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
See Note 7 - Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for amounts recognized in Accumulated other comprehensive income (loss) during the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

The following table summarizes the amount and location of gains and losses recognized in the Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location of Gain (Loss) Recognized in Net Income (Loss)	Gain (Loss) Recognized During the Twelve Months Ended December 31,			Total of Financial Statement Line Item
		2025	2024	2023	2025
		(in millions)
Currency forward contracts	Other Income (Expense), Net	$5.2	$(5.0)	$4.7	$3.8
Currency forward contracts	Gain on Business Combination Derivative	52.9	—	—	52.9

CONCENTRATIONS OF CREDIT RISK In the normal course of business, we provide credit to customers. We periodically evaluate the creditworthiness of our customers and we maintain reserves for potential credit losses.

Sales to General Motors Company (GM) were approximately 44% of our consolidated net sales in 2025, 42% in 2024, and 39% in 2023. Accounts and other receivables due from GM were $332.3 million at year-end 2025 and $334.2 million at year-end 2024. Sales to Ford Motor Company (Ford) were approximately 15% of our consolidated net sales in 2025, 13% in 2024 and 12% in 2023. Accounts and other receivables due from Ford were $117.9 million at year-end 2025 and $95.5 million at year end 2024. Sales to Stellantis N.V. (Stellantis), were approximately 13% of our consolidated net sales in both 2025 and 2024, and 16% in 2023. Accounts and other receivables due from Stellantis were $107.3 million at year-end 2025 and $97.2 million at year-end 2024. No other single customer accounted for more than 10% of our consolidated net sales in any year presented.

In addition, our total GM postretirement cost sharing asset was $125.3 million as of December 31, 2025 and $120.4 million as of December 31, 2024. See Note 8 - Employee Benefit Plans for more detail on this cost sharing asset.

We diversify the concentration of invested cash and cash equivalents among different financial institutions and we monitor the selection of counterparties to other financial instruments to avoid unnecessary concentrations of credit risk.

DAUCH CORPORATION
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

FINANCIAL INSTRUMENTS  The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	December 31, 2025	December 31, 2024	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$183.1	$257.3	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	9.0	1.2	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.1	—	Level 2
Nondesignated - currency forward contracts	53.7	—	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	4.9	—	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	—	0.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	0.7	—	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	—	14.9	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	2.2	Level 2
Nondesignated - currency forward contracts	—	1.6	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	—	7.3	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	21.5	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	—	5.0	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 We estimated the fair value of the amounts outstanding on our debt, using available market information and other observable data, to be as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	484.3	486.7	484.3	486.1	Level 2
Term Loan B Facility	648.0	649.6	648.0	652.9	Level 2
7.75% Notes due 2033	1,250.0	1,268.8	—	—	Level 2
6.875% Notes due 2028	250.0	249.8	400.0	395.0	Level 2
6.50% Notes due 2027	—	—	500.0	493.5	Level 2
6.375% Notes due 2032	850.0	850.3	—	—	Level 2
5.00% Notes due 2029	600.0	576.0	600.0	544.5	Level 2

Investments in our defined benefit pension plans are stated at fair value. See Note 8 - Employee Benefit Plans for additional fair value disclosures of our pension plan assets.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) (AOCI) during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at January 1, 2023	$(146.9)		$(149.7)	$21.2		$(275.4)

Other comprehensive income before reclassifications	5.5		7.4	18.5		31.4
Income tax effect of other comprehensive income before reclassifications	(1.8)		—	2.4		0.6
Amounts reclassified from accumulated other comprehensive income (loss) into net loss	(3.5)	(a)	—	(16.9)	(b)	(20.4)
Income taxes reclassified into net loss	1.4		—	(0.5)		0.9

Net current period other comprehensive income	1.6		7.4	3.5		12.5

Balance at December 31, 2023	$(145.3)		$(142.3)	$24.7		$(262.9)

Other comprehensive loss before reclassifications	(11.2)		(44.7)	(9.5)		(65.4)
Income tax effect of other comprehensive loss before reclassifications	1.9		—	2.0		3.9
Amounts reclassified from accumulated other comprehensive income (loss) into net income	(3.5)	(a)	—	(27.6)	(b)	(31.1)
Income taxes reclassified into net income	0.9		—	2.4		3.3

Net current period other comprehensive loss	(11.9)		(44.7)	(32.7)		(89.3)

Balance at December 31, 2024	$(157.2)		$(187.0)	$(8.0)		$(352.2)

Other comprehensive income (loss) before reclassifications	(8.1)		38.0	(3.6)		26.3
Income tax effect of other comprehensive income (loss) before reclassifications	1.7		—	0.8		2.5
Amounts reclassified from accumulated other comprehensive income (loss) into net loss	(1.4)	(a)	39.2	25.2	(b)	63.0
Income taxes reclassified into net loss	0.7		—	(6.4)		(5.7)

Net current period other comprehensive income (loss)	(7.1)		77.2	16.0		86.1

Balance at December 31, 2025	$(164.3)		$(109.8)	$8.0		$(266.1)

(a)	These amounts were reclassified from AOCI to Other income (expense), net for the year ended December 31, 2025, the year ended December 31, 2024 and the year ended December 31, 2023.

(b)
The amounts reclassified from AOCI included $2.3 million in Cost of goods sold (COGS), $(1.4) million in interest expense and $24.3 million in other income (expense), net for the year ended December 31, 2025, $(11.9) million in COGS, $(2.5) million in interest expense and $(13.2) million in other income (expense), net for the year ended December 31, 2024 and $(19.9) million in COGS, $(3.6) million in interest expense and $6.6 million in other income (expense), net for the year ended December 31, 2023.

DAUCH CORPORATION
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

Actuarial valuations of our benefit plans were made as of December 31, 2025 and 2024. The primary weighted-average assumptions used in the year-end valuation of our principal plans appear in the following table. The U.S. discount rates are based on an actuarial review of a hypothetical portfolio of long-term, high quality corporate bonds matched against the expected payment stream for each of our plans. The discount rates for the non-U.S. plans are based on hypothetical yield curves developed from corporate bond yield information within each regional market. The assumptions for expected return on plan assets are based on future capital market expectations for the asset classes represented within our portfolios and a review of long-term historical returns. The rates of increase in compensation and health care costs are based on current market conditions, inflationary expectations and historical information.

	Pension Benefits						OPEB
	2025		2024		2023		2025	2024	2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.35%	5.15%	5.65%	4.95%	5.15%	4.50%	5.45%	5.70%	5.15%
Expected return on plan assets	6.75%	5.80%	6.75%	5.80%	6.75%	4.90%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.30%	N/A	3.30%	—%	4.00%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $459.6 million and $459.3 million at December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the accumulated benefit obligation for our underfunded defined benefit pension plans was $379.2 million, the projected benefit obligation was $379.2 million and the fair value of assets for these plans was $299.3 million.

Certain eligible retirees under our OPEB plans have past service with both the Company and GM. The Company and GM share proportionally in the cost of OPEB for these retirees based on the length of service an employee had with the Company and GM. We have included in our OPEB obligation the amounts expected to be received from GM pursuant to this agreement of $125.3 million and $120.4 million at December 31, 2025 and December 31, 2024, respectively. We have also recorded a corresponding asset for these amounts on our Consolidated Balance Sheet, $9.3 million that is classified as a current asset and $116.0 million that is classified as a noncurrent asset as of December 31, 2025.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the changes in projected benefit obligations and plan assets and reconciles the funded status of the benefit plans, which is the net benefit plan liability:

	Pension Benefits		OPEB
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$459.3	$486.9	$285.3	$287.8
Service cost	0.3	1.0	0.1	0.2
Interest cost	24.2	23.2	9.1	8.4
Plan amendments	—	—	—	(1.9)
Actuarial loss (gain)	(0.2)	(12.6)	8.6	(0.9)
Change in GM portion of OPEB obligation	—	—	4.8	0.4
Participant contributions	—	0.1	—	—
Benefit payments	(35.4)	(35.5)	(10.1)	(8.7)
Currency fluctuations	11.4	(3.8)	—	—
Net change	0.3	(27.6)	12.5	(2.5)
Benefit obligation at end of year	$459.6	$459.3	$297.8	$285.3

Change in plan assets
Fair value of plan assets at beginning of year	$376.5	$408.1	$—	$—
Actual return on plan assets	26.2	1.9	—	—
Employer contributions	5.6	4.5	10.1	8.7
Participant contributions	—	0.1	—	—
Benefit payments	(35.4)	(35.5)	(10.1)	(8.7)
Currency fluctuations	8.8	(2.6)	—	—
Net change	5.2	(31.6)	—	—
Fair value of plan assets at end of year	$381.7	$376.5	$—	$—

Amounts recognized in our Consolidated Balance Sheets are as follows:

	Pension Benefits		OPEB
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Noncurrent assets	$1.9	$2.5	$—	$—
Current liabilities	(10.1)	(7.0)	(21.2)	(20.0)
Noncurrent liabilities	(69.7)	(78.3)	(276.6)	(265.3)
Net liability	$(77.9)	$(82.8)	$(297.8)	$(285.3)

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pre-tax amounts recorded in accumulated other comprehensive income (loss) (AOCI), not yet recognized in net periodic benefit cost (credit) as of December 31, 2025 and 2024, consists of:

	Pension Benefits		OPEB
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)
Net actuarial gain (loss)	$(210.2)	$(219.5)	$118.9	$136.9
Net prior service credit	0.2	0.3	1.5	2.2
Total amounts recorded	$(210.0)	$(219.2)	$120.4	$139.1

The decrease in net actuarial loss for pension benefits at December 31, 2025 was primarily attributable to the impact of amortization of prior actuarial losses. The decrease in net actuarial gain for OPEB benefits was primarily attributable to a decrease in the discount rate and the impact of amortization of prior actuarial gains.

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			OPEB
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
	(in millions)
Service cost	$0.3	$1.0	$1.1	$0.1	$0.2	$0.2
Interest cost	24.2	23.2	24.4	9.1	8.4	10.1
Expected asset return	(26.0)	(28.7)	(29.3)	—	—	—
Amortized actuarial loss (gain)	8.8	6.9	4.1	(9.5)	(10.0)	(8.5)
Amortized prior service cost (credit)	—	—	0.1	(0.7)	(0.5)	(0.5)
Curtailment charge	—	—	1.2	—	—	—
Settlement charge	—	—	0.1	—	—	—
Net periodic benefit cost (credit)	$7.3	$2.4	$1.7	$(1.0)	$(1.9)	$1.3

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

For measurement purposes, a weighted-average annual increase in the per-capita cost of covered health care benefits of 7.00% was assumed for 2026. The rate was assumed to decrease gradually to 5.00% by 2036 and to remain at that level thereafter.

The expected future pension and other postretirement benefits to be paid, net of GM cost sharing, for each of the next five years and in the aggregate for the succeeding five years thereafter are as follows: $57.8 million in 2026; $51.8 million in 2027; $51.6 million in 2028; $55.9 million in 2029; $52.9 million in 2030 and $245.7 million for 2031 through 2035. These amounts were estimated using the same assumptions that were used to measure our 2025 year-end pension and OPEB obligations and include an estimate of future employee service.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contributions We contributed $2.8 million to our pension trusts in 2025. Due to the availability of our pre-funded pension balances (previous contributions in excess of prior required pension contributions), we expect our regulatory pension funding requirements in 2026 to be approximately $2.5 million. We expect our cash payments, net of GM cost sharing, for OPEB to be approximately $12.3 million in 2026. These expected future payment amounts are on a Company stand-alone basis and do not include expected future payments for Dowlais' plans.

Pension plan assets The weighted-average asset allocations of our pension plan assets at December 31, 2025 and 2024 appear in the following table. The asset allocation for our plans is developed in consideration of the demographics of the plan participants and expected payment stream of the benefit obligation.

	U.S.			Non-U.S.
			Target			Target
	2025	2024	Allocation	2025	2024	Allocation
Equity securities	26.0%	25.8%	25% - 35%	15.5%	15.1%	10% - 20%
Fixed income securities	67.1	67.3	60% - 70%	69.8	62.2	65% - 75%
Alternative assets	6.0	5.7	0% - 10%	10.3	18.1	5% - 15%
Cash	0.9	1.2	0% - 5%	4.4	4.6	0% - 5%
Total	100.0%	100.0%		100.0%	100.0%

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

DAUCH CORPORATION
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

December 31, 2025
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$5.9	$1.5	$—	$7.4
Equity
U.S. Large Cap	39.9	0.8	—	40.7
U.S. Small/Mid Cap	16.5	—	—	16.5
World Equity	29.8	0.4	—	30.2
Fixed Income Securities
Government & Agencies	41.4	59.9	—	101.3
Corporate Bonds - Investment Grade	134.2	0.8	—	135.0
Corporate Bonds - Non-investment Grade	10.0	0.1	—	10.1
Emerging Market Debt	9.6	0.1	—	9.7
Other	1.0	2.1	—	3.1
Other
Property Funds (a)	—	—	—	20.6
Other (a)	—	—	—	7.1
Total Plan Assets	$288.3	$65.7	$—	$381.7

December 31, 2024
Asset Categories	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and Cash Equivalents	$7.4	$0.6	$—	$8.0
Equity
U.S. Large Cap	28.8	1.3	—	30.1
U.S. Small/Mid Cap	22.4	—	—	22.4
World Equity	32.7	0.7	—	33.4
Fixed Income Securities
Government & Agencies	48.2	30.6	—	78.8
Corporate Bonds - Investment Grade	146.7	0.4	—	147.1
Corporate Bonds - Non-investment Grade	9.5	0.1	—	9.6
Emerging Market Debt	7.8	0.2	—	8.0
Other	1.8	2.7	—	4.5
Other
Property Funds (a)	—	—	—	20.9
Other (a)	—	—	—	13.7
Total Plan Assets	$305.3	$36.6	$—	$376.5
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

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DEFINED CONTRIBUTION PLANS Most of our salaried and hourly U.S. associates, including certain UAW represented associates at our U.S. locations, are eligible to participate in voluntary savings plans. Our maximum match is 50% of eligible associates' contribution up to 10% of their eligible salary. Matching contributions amounted to $10.2 million in 2025, $9.6 million in 2024 and $9.4 million in 2023. Certain U.S. associates are eligible annually to receive an additional retirement contribution benefit between 3% to 5% of eligible salary, depending on years of service. These retirement contributions totaled $10.4 million, $10.3 million and $9.9 million in 2025, 2024 and 2023, respectively.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION AND OTHER INCENTIVE COMPENSATION

STOCK-BASED COMPENSATION

At December 31, 2025, we had stock-based awards outstanding under stock compensation plans approved by our stockholders. Under these plans, shares have been authorized for issuance to our directors, officers and certain other associates in the form of unvested restricted stock units, performance shares or other awards that are based on the value of our common stock. Shares available for future grants at December 31, 2025 were 6.0 million. The current stock plan will expire in May 2028.

RESTRICTED STOCK UNITS We have awarded restricted stock units (RSUs). Compensation expense associated with RSUs is recorded to paid-in-capital ratably over the three-year vesting period.

The following table summarizes activity relating to our RSUs:

		Weighted-Average
	Number of	Grant Date Fair
	Shares/Units	Value per Share/Unit
	(in millions, except per share data)
Outstanding at January 1, 2023	4.9	$7.66
Granted	1.3	8.36
Vested	(2.6)	5.62
Canceled	(0.2)	9.53
Outstanding at December 31, 2023	3.4	$9.34
Granted	1.6	6.83
Vested	(0.5)	10.15
Canceled	(0.1)	8.29
Outstanding at December 31, 2024	4.4	$8.38
Granted	2.3	4.60
Vested	(1.3)	9.43
Canceled	(0.4)	6.14
Outstanding at December 31, 2025	5.0	$6.56

As of December 31, 2025, unrecognized compensation cost related to unvested RSUs totaled $10.2 million. The weighted-average period over which this cost is expected to be recognized is approximately two years. In 2025 and 2024, the total fair market value of RSUs vested was $6.0 million and $3.6 million, respectively.

PERFORMANCE SHARES As of December 31, 2025, we have performance shares (PS) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. We grant performance shares payable in stock to officers and certain other associates which vest over a three-year performance period.

In 2025, 2024 and 2023, grants to officers were based on the Company's free cash flow in each of the three years of the performance period, as well as the cumulative free cash flow over the same period, adjusted based on a total shareholder return (TSR) measure. The TSR metric compares our TSR over the three-year performance period relative to the TSR of our pre-defined competitor peer group. Additionally, during 2025, 2024 and 2023 grants to certain other associates were based on the Company's three-year cumulative free cash flow. Based on these free cash flow and relative TSR performance metrics, the number of performance shares that become exercisable for officers will be between 0% and 230% of the grant date amount and for other associates between 0% and 150% of the grant date amount. Share price appreciation and dividends paid are measured over the performance period to determine TSR. As these awards are settled in stock, the compensation expense is recorded ratably over the vesting period to paid-in-capital.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes activity relating to our performance shares:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
Free Cash Flow Awards	(in millions, except per share data)
Outstanding at January 1, 2023	1.6	$7.81
Granted	0.6	9.19
Vested	(0.9)	5.93
Canceled	(0.1)	10.20
Outstanding at December 31, 2023	1.2	$9.80
Granted	0.8	7.01
Vested	(0.2)	11.15
Canceled	—	8.11
Outstanding at December 31, 2024	1.8	$8.34
Granted	1.2	4.87
Vested	(0.4)	9.74
Canceled	(0.2)	6.81
Outstanding at December 31, 2025	2.4	$6.51

We estimate the fair value of our free cash flow performance shares on the date of grant using our estimated three-year cumulative free cash flow, based on the Company's budget and long-range plan assumptions at the time, and adjust quarterly as necessary. We estimate the fair value of our TSR metric on the date of grant using the Monte Carlo simulation approach. The Monte Carlo simulation approach utilizes inputs on volatility assumptions, risk free rates, the price of the Company’s and our competitor peer group's common stock and their correlation as of each valuation date. Volatility assumptions are based on historical and implied volatility measurements.

Based on the current fair value, the estimated unrecognized compensation cost related to unvested PS totaled $5.7 million, as of December 31, 2025. The weighted-average period over which this cost is expected to be recognized is approximately two years.

OTHER INCENTIVE COMPENSATION

LONG-TERM CASH AWARDS As of December 31, 2025, we have long-term cash awards (LTCAs) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. The $5.4 million, $5.7 million and $5.2 million of LTCAs granted during 2025, 2024 and 2023 respectively, are payable in cash to certain associates which vest over a three-year period. Compensation expense associated with LTCAs paid in cash is recorded ratably over the three-year vesting period. As of December 31, 2025, unrecognized compensation cost related to unvested LTCAs totaled $5.8 million. The weighted-average period over which this cost is expected to be recognized is approximately two years.

PERFORMANCE UNITS As of December 31, 2025, we have performance units (PUs) outstanding under our 2018 Amended and Restated Omnibus Incentive Plan. We grant PUs payable in cash to officers and certain other associates which vest over a three-year performance period and are based primarily on the Company's three-year cumulative free cash flow. The $13.4 million, $13.6 million and $12.8 million of PUs granted during 2025, 2024 and 2023, respectively, are payable for officers between 0% and 230% of the grant date amount, inclusive of the potential impact of the TSR metric, and for other associates between 0% and 150% of the grant date amount, using our cumulative free cash flow performance metric. Based on the current fair value, the estimated unrecognized compensation cost related to unvested PUs totaled $13.2 million, as of December 31, 2025. The weighted-average period over which this cost is expected to be recognized is approximately two years.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS Obligated purchase commitments for capital expenditures and related project expenses were approximately $160.8 million at December 31, 2025 and $174.9 million at December 31, 2024. Of the approximately $160.8 million of purchase commitments at December 31, 2025, $144.7 million is expected to be paid in 2026 and $16.1 million is expected to be paid in 2027 and thereafter.

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

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in 2025, 2024 and 2023.
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

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During 2025 and 2024, we also made adjustments to our warranty accrual to reflect revised estimates regarding our projected future warranty obligations. The following table provides a reconciliation of changes in the product warranty liability:

	December 31,
	2025	2024
	(in millions)
Beginning balance	$60.6	$66.3
Accruals	15.8	16.6
Settlements	(11.2)	(20.0)
Adjustments to prior period accruals	(3.5)	(1.3)
Foreign currency translation	1.6	(1.0)
Ending balance	$63.3	$60.6

In 2024, we paid $7 million to settle a field action with one of our largest customers for a die cast component included in transmission assemblies.

DAUCH CORPORATION
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

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Disaggregation of Net Sales

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the years ended December 31, 2025, 2024 and 2023. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

	Twelve Months Ended December 31, 2025
	Driveline	Metal Forming	Total
	(in millions)
North America	$3,092.7	$1,246.9	$4,339.6
Asia	524.1	12.2	536.3
Europe	338.9	429.6	768.5
South America	103.5	88.8	192.3
Total	$4,059.2	$1,777.5	$5,836.7

	Twelve Months Ended December 31, 2024
	Driveline	Metal Forming	Total
North America	$3,136.7	$1,308.1	$4,444.8
Asia	589.3	22.5	611.8
Europe	442.1	454.7	896.8
South America	83.8	87.7	171.5
Total	$4,251.9	$1,873.0	$6,124.9

	Twelve Months Ended December 31, 2023
	Driveline	Metal Forming	Total
North America	$3,133.8	$1,303.2	$4,437.0
Asia	506.4	38.3	544.7
Europe	441.2	472.2	913.4
South America	95.1	89.3	184.4
Total	$4,176.5	$1,903.0	$6,079.5

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2024	$709.1	$14.2	$37.0
December 31, 2025	733.0	38.5	33.9
Increase/(decrease)	$23.9	$24.3	$(3.1)

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have future performance obligations to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606.

During the twelve months ended December 31, 2025 and December 31, 2024 we amortized $28.2 million and $18.7 million, respectively, of previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2022, we completed our acquisition of Tekfor Group (Tekfor) and in 2023 we initiated certain restructuring actions associated with the acquired entities. We expect to incur restructuring costs associated with the acquired entities into 2026. In the first quarter of 2024, we initiated a global restructuring program (the 2024 Program) focused on optimizing our cost structure, including the closure of certain of the Company's facilities. We expect to incur costs under the 2024 Program into 2029, due to the long-lead nature of these projects.
A summary of our restructuring activity for the years 2025, 2024 and 2023 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at January 1, 2023	$2.4	$1.4	$3.8
Charges	7.2	11.1	18.3
Cash utilization	(6.6)	(10.8)	(17.4)
Accrual at December 31, 2023	3.0	1.7	4.7
Charges	6.5	3.5	10.0
Cash utilization	(8.7)	(3.2)	(11.9)
Accrual at December 31, 2024	0.8	2.0	2.8
Charges	34.7	17.1	51.8
Cash utilization	(3.3)	(13.3)	(16.6)
Accrual at December 31, 2025	$32.2	$5.8	$38.0
As part of our restructuring actions during 2025, we incurred total severance charges of approximately $34.7 million, as well as implementation costs, consisting primarily of plant exit costs, of approximately $17.1 million. In 2025, approximately $12.8 million of our total restructuring costs related to the 2024 Program and approximately $39.0 million were associated with Tekfor, including the planned closure of a former Tekfor manufacturing facility in Germany. From inception of the 2024 Program, we have incurred $22.3 million of total restructuring costs under this program. We have incurred $41.6 million of total costs related to restructuring actions associated with Tekfor. Approximately $9.0 million and $39.6 million of our total restructuring costs in 2025 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
In 2024, we incurred severance charges of approximately $6.5 million, as well as implementation costs, consisting primarily of plant exit costs, of approximately $3.5 million. Approximately $4.6 million of our total restructuring costs in 2024 related to our Driveline segment and those costs were primarily associated with the closure of our Glasgow Manufacturing Facility in the United Kingdom, which is part of the 2024 Program. Approximately, $1.9 million of our total restructuring costs in 2024 related to our Metal Forming segment, while the remainder were corporate costs.
In 2023, we incurred severance charges of approximately $7.2 million, as well as implementation costs, consisting primarily of plant exit costs and professional fees, of approximately $11.1 million. Approximately $4.9 million and $11.3 million of our total restructuring costs in 2023 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs.
We expect to incur approximately $25.0 million to $45.0 million of restructuring charges in 2026 associated with the 2024 Program and our continued restructuring actions associated with Tekfor. These expected 2026 restructuring charges are on a Company stand-alone basis and do not include costs that may be incurred under Dowlais' restructuring plans.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2025 and 2024, we incurred acquisition-related costs associated with the Business Combination and integration costs primarily related to our previous acquisition of Tekfor. Additionally, in 2023 we incurred integration costs associated with our acquisition of Tekfor. The following table represents a summary of charges incurred in 2025, 2024 and 2023 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
2025 Charges	$61.4	$0.2	$61.6
2024 Charges	5.7	2.3	8.0
2023 Charges	—	6.9	6.9
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for information technology infrastructure and enterprise resource planning systems, and consulting fees incurred in conjunction with integration activities.
Total restructuring charges and acquisition-related charges of $113.4 million, $18.0 million and $25.2 million are shown on a separate line item titled "Restructuring and acquisition-related costs" in our Consolidated Statements of Operations for 2025, 2024 and 2023, respectively.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. INCOME TAXES

The components of income (loss) before income taxes are as follows:

	2025	2024	2023
	(in millions)
U.S. loss	$(61.8)	$(54.7)	$(212.5)
Non-U.S. income	63.3	117.5	188.0
Total income (loss) before income taxes	$1.5	$62.8	$(24.5)

The following is a summary of the components of our provision for income taxes:

	2025	2024	2023
	(in millions)
Current
Federal	$9.2	$10.3	$8.5
State and local	0.9	0.9	0.9
Non-U.S.	43.0	56.7	38.0
Total current	$53.1	$67.9	$47.4

Deferred
Federal	$(27.0)	$(31.2)	$(38.5)
State and local	(0.4)	—	(0.5)
Non-U.S.	(4.5)	(8.9)	0.7
Total deferred	$(31.9)	$(40.1)	$(38.3)
Total income tax expense	$21.2	$27.8	$9.1

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 21% in 2025 to our provision for income taxes, including the additional disclosure requirements as set forth in ASU 2023-09, which we adopted in 2025 on a prospective basis:

	2025
	(in millions)
Federal statutory income tax expense and rate	$0.3	21.0%
State and local income taxes, net of federal income tax effect	0.4	26.7%
Non-U.S. tax effects
Brazil
Statutory tax rate difference	2.7	180.0%
Changes in valuation allowances	(5.9)	(393.3)%
Other	1.6	106.7%
China
Changes in valuation allowances	3.5	233.3%
Other	(3.3)	(220.0)%
France	3.3	220.0%
Germany
Changes in valuation allowances	16.2	1,080.0%
Statutory tax rate difference	(3.5)	(233.3)%
Other	(1.7)	(113.3)%
Mexico
Statutory tax rate difference	4.0	266.7%
Unrealized gain/loss	(2.4)	(160.0)%
Other	1.6	106.7%
United Kingdom
Changes in valuation allowance	3.4	226.7%
Other	(1.3)	(86.7)%
Other non-U.S. jurisdictions	3.3	220.0%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Global intangible low-taxed income	2.2	146.7%
Partnership income	8.7	580.0%
Withholding taxes	7.7	513.3%
Other	1.4	93.3%
Tax credits
Non-U.S. tax credits	(9.2)	(613.3)%
R&D credit	(12.2)	(813.3)%
Other tax credits	(3.0)	(200.0)%
Changes in valuation allowances	(17.8)	(1,186.7)%
Nontaxable or nondeductible items
Permanent adjustments	14.8	986.7%
Changes in unrecognized tax benefits	2.1	140.0%
Other	4.3	285.4%
Effective income tax expense and rate	$21.2	1,413.3%

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the year ended December 31, 2025, our effective income tax rate varies from the U.S. federal statutory rate primarily due to permanent adjustments associated with nondeductible transaction costs incurred in conjunction with the Business Combination, the mix of earnings on a jurisdictional basis and the impact of tax expense from valuation allowances in certain non-U.S. jurisdictions, as well as the impact of certain non-U.S. tax rates and non-U.S. withholding taxes. These increases in our effective tax rate were partially offset by the impact of the enactment of the One Big Beautiful Bill (the OBBB), which resulted in a full year income tax benefit of $18.4 million, and the favorable impact of tax credits.

Our income tax expense and effective income tax rate for the year ended December 31, 2025 vary from our income tax expense and effective income tax rate for the year ended December 31, 2024 primarily as a result of the benefit recognized as a result of enactment of the OBBB, as well as the mix of earnings on a jurisdictional basis.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory income tax rate of 21% in 2024 and 2023 to our provision for income taxes based on the applicable guidance prior to the adoption of ASU 2023-09:

	2024	2023
	(in millions)
Federal statutory	$13.2	$(5.1)
Non-U.S. income taxes	2.4	(14.9)
Change in enacted tax rate	—	0.2
State and local	(0.8)	(7.5)
Tax credits	(29.3)	(14.2)
Valuation allowance	20.9	45.0
Withholding taxes	5.6	7.3
U.S. tax on unremitted non-U.S. earnings	0.9	0.5
Global intangible low-taxed income (GILTI)	6.0	15.3
Foreign derived intangible income deduction	—	(0.1)
Uncertain tax positions	0.8	1.3
Return to provision adjustments	(8.0)	2.0
Permanent adjustments	10.1	3.3
Income from branch subsidiaries	9.1	—
Reorganization and restructuring actions	(2.3)	(26.1)
Other	(0.8)	2.1
Effective income tax expense	$27.8	$9.1

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

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2025, we have refundable income taxes of approximately $24.3 million, $7.8 million of which is classified as Prepaid expenses and other and $16.5 million classified as Other assets and deferred charges on our Consolidated Balance Sheet, as compared to approximately $10.5 million classified as Prepaid expenses and other and $14.3 million classified as Other assets and deferred charges as of December 31, 2024. We also have income taxes payable of approximately $19.3 million and $19.0 million classified as Accrued expenses and other on our Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

The approximate tax effect of each significant type of temporary difference and carryforward that results in a deferred tax asset or liability is as follows:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets
Employee benefits	$125.5	$111.5
Inventory	39.5	36.9
Net operating loss (NOL) carryforwards	230.3	189.8
Tax credit carryforwards	31.9	31.2
Capital allowance carryforwards	13.0	12.3
Capitalized expenditures	107.9	103.6
Interest carryforward	54.4	81.5
Operating lease liabilities	29.3	27.3
Other	87.5	69.6
Valuation allowances	(313.6)	(288.8)
Deferred tax assets	$405.7	$374.9

Deferred tax liabilities
Other intangible assets	$(97.3)	$(115.2)
Fixed assets	(21.1)	(29.4)
Operating lease right-of-use assets	(28.7)	(26.9)
Other	(31.8)	(15.7)
Deferred tax liabilities	$(178.9)	$(187.2)

Deferred tax assets, net	$226.8	$187.7

Deferred tax assets and liabilities recognized in our Consolidated Balance Sheets are as follows:

	December 31,
	2025	2024
	(in millions)
U.S. federal and state deferred tax asset, net	$150.8	$126.7
Other non-U.S. deferred tax asset, net	76.0	61.0
Deferred tax asset, net	$226.8	$187.7
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

As of December 31, 2025 and December 31, 2024, we had deferred tax assets from domestic and non-U.S. net operating loss and tax credit carryforwards of $275.2 million and $233.3 million, respectively. Approximately $163.9 million of the deferred tax assets at December 31, 2025 relate to NOL and tax credits that can be carried forward indefinitely with the remainder expiring between 2026 and 2045.

DAUCH CORPORATION
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

In accordance with the accounting guidance for income taxes, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not,” based on forecasts of taxable income in the related tax jurisdictions. In determining the requirement for a valuation allowance, the historical results, projected future operating results based upon approved business plans, eligible carry forward periods, and tax planning opportunities are considered, along with other relevant positive and negative evidence. If, based upon available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. During 2023, we recorded a full valuation allowance against the deferred tax asset established for the current year estimated increase in disallowed interest expense deductions in the U.S., resulting in an increase in tax expense of approximately $31.0 million. During 2024, we recorded a decrease in the valuation allowance against the deferred tax asset related to previously disallowed interest expense deductions in the U.S., resulting in a decrease in tax expense of approximately $5.3 million. During 2025, we increased our valuation allowance as a result of losses in non-U.S. jurisdictions with no corresponding tax benefit, including a total of $23.1 million in China, Germany and the United Kingdom, which was partially offset by a decrease in the valuation allowance of $18.4 million as a result of the impact of the enactment of the OBBB.
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
During 2024 and 2023, we increased existing valuation allowances by $26.0 million and $8.9 million, respectively, as a result of net losses in certain jurisdictions with no corresponding tax benefit. Our valuation allowance was impacted in 2024 and 2023 by a net tax expense (benefit) of $(5.1) million, and $36.1 million, respectively, resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting establishment of, or release of, valuation allowances, as well as the increase in valuation allowances related to the disallowed U.S. interest expense deductions.

As of December 31, 2025 and December 31, 2024, we have a valuation allowance of $313.6 million and $288.8 million, respectively, related to net deferred tax assets in several non-U.S. jurisdictions and U.S. federal, state and local jurisdictions.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
INCOME TAXES PAID

The following table provides additional detail on our income taxes paid, net of refunds, in 2025. Income taxes paid by jurisdiction include all jurisdictions that individually exceed 5% of our total income taxes paid, net of refunds received.

2025
Income Taxes Paid by Taxing Authority	(in millions)
U.S. federal	$1.7
U.S. state and local	0.4
Non-U.S.	52.5
Total	$54.6

Income Taxes Paid by Jurisdiction
Brazil	$5.4
China	8.8
Germany	6.9
India	7.7
Mexico	17.6
Thailand	3.5

DAUCH CORPORATION
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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Unrecognized Income Tax	Interest and
	Benefits	Penalties
	(in millions)
Balance at January 1, 2023	$37.2	$3.3
Increase in prior year tax positions	1.7	0.5
Decrease in prior year tax positions	(9.3)	(0.6)
Increase in current year tax positions	11.8	—
Tekfor acquisition	—	—
Foreign currency remeasurement adjustment	0.7	—
Balance at December 31, 2023	$35.2	$2.9
Increase in prior year tax positions	0.2	0.3
Decrease in prior year tax positions	(7.7)	—
Increase in current year tax positions	4.6	—
Settlement	—	—
Foreign currency remeasurement adjustment	(1.3)	—
Balance at December 31, 2024	$31.0	$3.2
Increase in prior year tax positions	6.4	—
Decrease in prior year tax positions	(2.6)	(2.9)
Increase in current year tax positions	1.1	—
Settlement	(4.6)	—
Foreign currency remeasurement adjustment	1.0	—
Balance at December 31, 2025	$32.3	$0.3

At December 31, 2025 and December 31, 2024, we had $32.3 million and $31.0 million of gross unrecognized income tax benefits, respectively. In 2025, 2024 and 2023, we reduced our liability for unrecognized income tax benefits and related interest and penalties as a result of a change in estimate on previously recorded unrecognized tax benefits in certain jurisdictions.

In 2025, 2024, and 2023, we recognized a tax expense/(benefit) of $(2.9) million, $0.3 million and $(0.1) million, respectively, related to interest and penalties in Income tax expense (benefit) on our Consolidated Statements of Operations. We have a liability of $0.3 million and $3.2 million related to the estimated future payment of interest and penalties at December 31, 2025 and 2024, respectively. The amount of the unrecognized income tax benefits, including interest and penalties, as of December 31, 2025 that, if recognized, would affect the effective tax rate is $32.6 million.

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

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Income Tax Matters

Pending Tax Litigation

During their examination of our 2015 U.S. federal income tax return, the Internal Revenue Service (IRS) asserted that income earned by a Luxembourg subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and recognized currently as taxable income on our 2015 U.S. federal income tax return. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (NOPA). The Company disagreed with the NOPA, believes that the proposed adjustment is without merit and contested the matter through the IRS's administrative appeals process. No resolution was reached in the appeals process and, in September 2022, the IRS issued a Notice of Deficiency. The IRS subsequently issued a Notice of Tax Due in December 2022 and we paid the assessed tax and interest of $10.1 million in January 2023. We filed a claim for refund for the amount of tax and interest paid related to this matter for the 2015 tax year and, in December 2023, we filed suit in the U.S. Court of Federal Claims. We have a trial date set to begin court proceedings on this matter in 2026.

We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of, and for the years ended, December 31, 2025, December 31, 2024 and December 31, 2023, with the exception of the cash payment and associated income tax receivable of $10.1 million paid by the Company to the IRS in 2023. As of December 31, 2025, in the event the Company is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $335 million to $385 million.

The IRS has subsequently issued to the Company additional NOPAs for this matter for each of the tax years 2016 through 2022. The issuance of these NOPAs does not impact the aforementioned estimated range of potential income tax expense and interest charges and does not alter our belief that it is more likely than not that our structure did not give rise to FBCSI and that it’s likely that we will be successful in ultimately defending our position.

DAUCH CORPORATION
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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	2025	2024	2023
	(in millions, except per share data)
Numerator
Net income (loss)	$(19.7)	$35.0	$(33.6)
Less: Net income attributable to participating securities	—	(1.2)	—
Net income (loss) attributable to common shareholders - Basic and Dilutive	$(19.7)	$33.8	$(33.6)

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	123.6	121.7	120.3
Less: Weighted-average participating securities	(5.2)	(4.2)	(3.7)
Weighted-average common shares outstanding	118.4	117.5	116.6

Effect of dilutive securities -
Dilutive stock-based compensation	—	0.2	—

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	118.4	117.7	116.6

Basic EPS	$(0.17)	$0.29	$(0.29)

Diluted EPS	$(0.17)	$0.29	$(0.29)

Basic and diluted loss per share are the same in 2025 and 2023 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded potentially dilutive shares were 0.2 million in 2025 and 0.3 million in 2023.

On February 3, 2026, in connection with the completion of the Business Combination, we issued approximately 117 million shares and increased our authorized shares from 150 million to 375 million shares.

DAUCH CORPORATION
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

Lease cost consists of the following:

	Twelve Months Ended
	December 31,
	2025	2024	2023
	(in millions)
Finance lease cost
Amortization of right-of-use assets	$7.9	$11.1	$12.3
Interest on lease liabilities	4.1	4.6	5.1
Total finance lease cost	12.0	15.7	17.4

Operating lease cost	33.3	31.5	30.9
Short-term lease cost	1.0	1.4	2.1
Variable lease cost	4.4	4.6	5.8

Total lease cost	$50.7	$53.2	$56.2

For the year ended December 31, 2025, $32.6 million and $6.1 million were recorded to COGS and Selling, general and administrative expenses (SG&A), respectively, related to our operating leases, on our Consolidated Statements of Operations, as compared to $31.8 million and $5.7 million, respectively, for the year ended December 31, 2024 and $33.4 million and $5.4 million, respectively, for the year ended December 31, 2023.

The following table summarizes additional information related to our lease agreements.

	Twelve Months Ended
	December 31,
	2025	2024	2023
	(in millions, except lease term and rate)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from finance leases	$4.1	$4.6	$5.1
Operating cash flows from operating leases	38.1	35.4	36.1
Financing cash flows from finance leases	7.7	11.1	13.7

Weighted-average remaining lease term - finance leases	12.6 years	12.4 years	12.7 years
Weighted-average remaining lease term - operating leases	7.0 years	7.2 years	7.9 years

Weighted-average discount rate - finance leases	4.9%	5.1%	5.0%
Weighted-average discount rate - operating leases	6.6%	6.6%	6.4%

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As the rate implicit in the lease is typically unknown, the discount rate used to determine the lease liability for the majority of our leases is the collateralized incremental borrowing rate in the applicable geographic area for a similar term and amount as the lease agreement.

Future undiscounted minimum payments under non-cancelable leases are as follows:

	Finance Leases	Operating Leases
	(in millions)
2026	$9.5	$32.0
2027	8.5	25.9
2028	8.5	20.3
2029	8.5	16.1
2030	8.4	13.4
Thereafter	59.0	48.5
Total future undiscounted minimum lease payments	102.4	156.2
Less: Impact of discounting	(24.6)	(31.4)
Total	$77.8	$124.8

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets are as follows:

	December 31, 2025		December 31, 2024
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
	(in millions)		(in millions)
Property, plant and equipment, net	$72.7	$—	$88.1	$—
Operating lease right-of-use assets	—	122.3	—	110.3
Total	$72.7	$122.3	$88.1	$110.3

Current portion of operating lease liabilities	$—	$24.7	$—	$22.8
Accrued expenses and other	5.8	—	8.3	—
Long-term portion of operating lease liabilities	—	100.1	—	89.9
Postretirement benefits and other long-term liabilities	72.0	—	76.4	—
Total	$77.8	$124.8	$84.7	$112.7

Leases Not Yet Commenced

As of December 31, 2025, we have not entered into any additional leases that have not yet commenced that we consider material.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. SEGMENT AND GEOGRAPHIC INFORMATION

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

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on the derivative associated with our Business Combination with Dowlais, interest income on debt held in escrow, gains or losses on equity securities, pension curtailment and settlement charges, impairment charges and non-recurring items.

	Year Ended December 31, 2025
	Driveline	Metal Forming	Corporate and Eliminations	Total
	(in millions)
Sales	$4,062.0	$2,320.2	$—	$6,382.2
Less: Intersegment sales	2.8	542.7	—	545.5
Net external sales	$4,059.2	$1,777.5	$—	$5,836.7
Cost of goods sold (a)	3,243.4	1,532.1	—	4,775.5
Selling, general and administrative expenses (b)	280.7	87.3	—	368.0
Other segment expense (income), net (c)	(28.1)	(21.9)	—	(50.0)
Segment adjusted EBITDA	$563.2	$180.0	$—	$743.2

Depreciation and amortization	$241.1	$218.4	$—	$459.5

Capital expenditures	$162.2	$91.6	$2.7	$256.5

Total assets	$2,340.9	$1,559.0	$2,770.3	$6,670.2

(a) Cost of goods sold excludes depreciation and amortization, which was $205.2 million for Driveline and $151.5 million for Metal Forming for the year ended December 31, 2025.
(b) Selling, general and administrative expenses excludes depreciation, which was $17.5 million for Driveline and $3.5 million for Metal Forming for the year ended December 31, 2025.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2024
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$4,253.3	$2,414.3	$—	$6,667.6
Less: Intersegment sales	1.4	541.3	—	542.7
Net external sales	$4,251.9	$1,873.0	$—	$6,124.9
Cost of goods sold (a)	3,392.8	1,623.8	—	5,016.6
Selling, general and administrative expenses (b)	287.9	79.3	—	367.2
Other segment expense (income), net (c)	(7.0)	(1.1)	—	(8.1)
Segment adjusted EBITDA	$578.2	$171.0	$—	$749.2

Depreciation and amortization	$246.5	$223.2	$—	$469.7

Capital expenditures	$140.3	$103.5	$4.2	$248.0

Total assets	$2,420.6	$1,636.8	$1,002.5	$5,059.9

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

Assets included in the Corporate and Eliminations column of the tables above represent the Company's corporate assets, as well as eliminations of intercompany assets.

DAUCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table represents a reconciliation of Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Segment adjusted EBITDA	$743.2	$749.2	$693.3
Interest expense	(201.1)	(186.0)	(201.7)
Depreciation and amortization	(459.5)	(469.7)	(487.2)
Impairment charge	(8.0)	(12.0)	—
Restructuring and acquisition-related costs	(113.4)	(18.0)	(25.2)
Pension curtailment and settlement charges	—	—	(1.3)
Loss on equity securities	—	(0.1)	(1.1)
Gain on Business Combination Derivative	52.9	—	—
Interest income on debt held in escrow	13.6	—	—
Debt refinancing and redemption costs	(6.2)	(0.6)	(1.3)
Impact of the Electric Vehicle Cancellation Settlement	(20.0)	—	—
Income (loss) before income taxes	$1.5	$62.8	$(24.5)

Financial information relating to our operations by geographic area is presented in the following table. Net sales are attributed to countries based upon location of production. Long-lived assets exclude deferred income taxes.

	December 31,
	2025	2024	2023
	(in millions)
Net sales
United States	$2,164.0	$2,195.5	$2,163.5
Mexico	2,175.6	2,249.3	2,273.5
South America	192.3	171.5	184.4
China	242.7	328.8	271.6
All other Asia	293.6	283.0	273.1
Europe	768.5	896.8	913.4
Total net sales	$5,836.7	$6,124.9	$6,079.5

Long-lived assets
United States	$1,515.8	$1,621.8	$1,694.3
Mexico	727.3	739.8	778.4
South America	63.5	59.8	75.8
China	80.2	92.1	110.9
All other Asia	44.4	50.2	79.2
Europe	368.1	381.9	441.7
Total long-lived assets	$2,799.3	$2,945.6	$3,180.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dauch Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dauch Corporation (formerly American Axle & Manufacturing Holdings, Inc.) and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company recorded an income tax expense of $21.2 million for the year ended December 31, 2025 and net deferred tax assets of $226.8 million, net of valuation allowances of $313.6 million, and unrecognized tax benefits and related interest and penalties of $32.6 million as of December 31, 2025. Accounting for income taxes requires management to make assumptions and judgments. Performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
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
The Company conducts its annual goodwill impairment test in the fourth quarter of each year, as well as whenever adverse events or changes in circumstances indicate a possible impairment. For the goodwill impairment test in the fourth quarter of 2025, the Company performed a Step 0 qualitative analysis and determined that it is more-likely-than-not that the fair value of the Driveline reporting unit exceeded its carrying value as of the testing date. The consolidated goodwill balance was $174.4 million as of December 31, 2025 which is attributed entirely to the Driveline reporting unit.
We identified the goodwill impairment test for the Driveline reporting unit as a critical audit matter due to significant judgments made by management to determine whether it is more-likely-than-not that impairment of the underlying reporting unit has occurred, including management's judgment as it relates to their evaluation of the Company’s operating environment and financial results. This required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's Step 0 qualitative assessment of goodwill for the Driveline reporting unit included the following, among others:
•We tested the design and operating effectiveness of management's internal controls over their goodwill impairment evaluation, including those over the significant assumptions used in management's qualitative Step 0 test.
•We performed a retrospective review of current year results compared to the projections used in the most recent quantitative impairment test.
•We performed breakeven sensitivity analyses over management's projections to evaluate sensitivity of key assumptions and their effect on fair value.
•With the assistance of our fair value specialists, we compared the qualitative factors used by management to current macroeconomic conditions, industry conditions, and analyzed valuation multiples and trends from guideline public companies.
•We considered the completeness of management's identification of qualitative factors affecting the Driveline reporting unit by considering other information obtained in our review of board minutes and inquiries with management.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 13, 2026

We have served as the Company's auditor since 1998.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of December 31, 2025.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The audit report of our independent registered public accounting firm regarding internal control over financial reporting is included in Item 8, ”Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the quarterly period ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401(b), (d), (e) and (f) of Regulation S-K about our executive officers is furnished in Part I of this Form 10-K, Annual Report under the caption “Executive Officers of the Company.” All other information required by Item 10 is incorporated herein by reference from our Proxy Statement which we expect to file on or about March 19, 2026.

We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer and the senior financial executives who report directly to our Chief Financial Officer. This code of ethics is available on our website at www.dauch.com. We will post on our website any amendment to or waiver from the provisions of the code of ethics or our code of business conduct that applies to executive officers or directors of the Company.

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
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

2.Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023 is filed as part of this Form 10-K.

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

3.02	Amendment to the Certificate of Incorporation of the Company
(Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated January 26, 2026)

Number	Description of Exhibit

3.03	Amendment to the Certificate of Incorporation of the the Company
(Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated January 30, 2026)

3.04	Fourth Amended and Restated Bylaws
(Incorporated by reference to Exhibit 3.2 filed of Current Report on Form 8-K dated January 26, 2026)

4.01	Specimen Certificate for shares of the Company's Common Stock
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

4.05
Second Supplemental Indenture, dated May 17, 2017 among American Axle & Manufacturing, Inc., Metaldyne Performance Group Inc., American Axle & Manufacturing Holdings, Inc. certain subsidiary guarantors and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated May 17, 2017.)

4.06
Third Supplemental Indenture, dated March 23, 2018 among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated March 26, 2018.)

4.07	Form of 6.875% Notes due 2028
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated June 12, 2020)

4.08	Form of 5.00% Notes due 2029
(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated August 19, 2021)

4.09
Fourth Supplemental Indenture, dated May 14, 2024, among American Axle & Manufacturing, Inc., American Axle & Manufacturing Holdings, Inc., certain subsidiary guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of Quarterly Report on Form 10-Q dated August 9, 2024)

4.10
Indenture, dated October 3, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent

(Incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K dated October 3, 2025)

Number	Description of Exhibit

4.11
Indenture, dated October 3, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee

(Incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K dated October 3, 2025)

4.12	Form of 6.375% Senior Secured Notes due 2032
(Incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K dated October 3, 2025)

4.13	Form of 7.75% Senior Notes due 2033
(Incorporated by reference to Exhibit 4.4 of Current Report on Form 8-K dated October 3, 2025)

*4.14	Description of Registered Securities

10.01	Asset Purchase Agreement, dated February 18, 1994, between AAM, Inc. and GM, and all amendments thereto
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

++10.04	Letter Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated June 29, 2007
(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 29, 2007.)

10.05	Agreement between General Motors Corporation and American Axle & Manufacturing, Inc. dated May 3, 2008, as amended May 16, 2008
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated May 23, 2008.)

‡10.06	Form of Restricted Stock Unit Award Agreement for Board of Directors under the 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 2, 2014.)

‡10.07	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2012 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 dated September 1, 2017 (Registration No. 333-220300).)

10.08
Collateral Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 12, 2017.)

10.09
Guarantee Agreement dated as of April 6, 2017 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated April 12, 2017.)

Number	Description of Exhibit

‡10.10	Amendment to American Axle & Manufacturing Holdings, Inc. Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005, and as further amended prior to the date hereof)
(Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated April 16, 2018.)

‡10.11	Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 26, 2015.)

‡10.12	Amendments to the Amended and Restated Employment Agreement dated February 19, 2015 by and between the Company and David C. Dauch
(Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated April 16, 2018.)

‡10.13	American Axle & Manufacturing Holdings, Inc. Change in Control Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated August 3, 2018.)

‡10.14	American Axle & Manufacturing, Inc. Amended and Restated Supplemental Executive Retirement Program Document
(Incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K dated February 15, 2019)

‡10.15	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated March 8, 2019)

‡10.16	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) for Non-Employee Directors under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q dated May 8, 2020)

‡10.17	American Axle & Manufacturing Holdings, Inc. Executive Retirement Savings Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated October 30, 2020)

‡10.18	Form of Performance Share Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 7, 2021

‡10.19	Form of Performance Unit Award (Free Cash Flow) for Executive Officers under the 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 7, 2021)

‡10.20	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 of Registration Statement S-8 dated June 30, 2021 (Registration No. 333-257572).)

10.21
Amended and Restated Credit Agreement, dated as of March 11, 2022 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein (for the limited purpose specified therein), each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K/A dated March 11, 2022)

Number	Description of Exhibit

10.22
Refinancing Facility Agreement No. 1, dated as of December 13, 2022 among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated December 13, 2022)

‡10.23	American Axle & Manufacturing Holdings, Inc. Amended and Restated Executive Officer Severance Plan
(Incorporated by reference to Exhibit 10.34 of Annual Report on Form 10-K dated February 17, 2023)

10.24
First Amendment to the Amended and Restated Credit Agreement, dated as of June 28, 2023, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 29, 2023)

‡*10.25	American Axle & Manufacturing Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan - 2025 Incentive Compensation Program for Executive Officers

‡10.26	Form of Performance Share Award (Free Cash Flow) for Executive Officers
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 3, 2024)

‡10.27	Form of Performance Unit Award (Free Cash Flow) for Executive Officers
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

10.29
Second Amendment and Incremental Facility Agreement, dated as of February 24, 2025, among American Axle & Manufacturing Holdings, Inc., American Axle & Manufacturing, Inc., certain subsidiaries of American Axle & Manufacturing Holdings, Inc. identified therein, each financial institution party thereto as a lender and JPMorgan Chase Bank, N.A., as Administrative Agent

(Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 24, 2025)

‡10.30	Form of Performance Share Award (Free Cash Flow) for Executive Officers
(Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q dated May 2, 2025)

‡10.31	Form of Performance Unit Award (Free Cash Flow) for Executive Officers
(Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q dated May 2, 2025)

10.32	Amended and Restated American Axle & Manufacturing Holdings, Inc. 2018 Omnibus Incentive Plan
(Incorporated by reference to Exhibit 4.1 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 (Registration No. 333-288246))

Number	Description of Exhibit

*19	Insider Trading Policy

*21	Subsidiaries of the Registrant

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	American Axle & Manufacturing Holdings, Inc. Dodd-Frank Clawback Policy
(Incorporated by reference to Exhibit 97 of Annual Report on Form 10-K dated February 16, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

(All other exhibits are not applicable.)

++    Confidential Treatment Request Granted by the SEC
‡    Reflects Management or Compensatory Contract
*    Shown only in the original filed with the Securities and Exchange Commission
**    Submitted electronically with the original filed with the Securities and Exchange Commission

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

		Additions -
	Balance at	Charged to	Acquisitions		Balance
	Beginning of	Costs and	and		At End of
	Period	Expenses	Disposals (a)	Deductions	Period
	(in millions)
Year Ended December 31, 2023:

Allowance for credit losses(1)	$9.3	$4.4	$—	$8.4	$5.3

Allowance for deferred taxes(3)	217.5	54.5	—	4.9	267.1

Inventory valuation allowance(2)	27.5	22.1	—	17.5	32.1

Year Ended December 31, 2024:

Allowance for credit losses(1)	5.3	3.7	—	6.5	2.5

Allowance for deferred taxes(3)	267.1	32.6	—	10.9	288.8

Inventory valuation allowance(2)	32.1	18.9	—	23.1	27.9

Year Ended December 31, 2025:

Allowance for credit losses(1)	2.5	1.3	—	2.5	1.3

Allowance for deferred taxes(3)	288.8	42.2	(0.3)	17.1	313.6

Inventory valuation allowance(2)	27.9	17.3	(0.2)	13.4	31.6

(a) Amount represents reserves derecognized in conjunction with our disposition of AAM India Manufacturing Corporation Pvt., Ltd.

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

DAUCH CORPORATION
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Chief Accounting Officer

Date: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ David C. Dauch	Chairman of the Board &	February 13, 2026
David C. Dauch	Chief Executive Officer

/s/ Christopher J. May	Executive Vice President &	February 13, 2026
Christopher J. May	Chief Financial Officer

/s/ Terry Grayson-Caprio	Director	February 13, 2026
Terry Grayson-Caprio

/s/ William L. Kozyra	Director	February 13, 2026
William L. Kozyra

/s/ Peter D. Lyons	Director	February 13, 2026
Peter D. Lyons

/s/ Fiona MacAulay	Director	February 13, 2026
Fiona MacAulay

/s/ James A. McCaslin	Director	February 13, 2026
James A. McCaslin

/s/ William P. Miller II	Director	February 13, 2026
William P. Miller II

/s/ Aleksandra A. Miziolek	Director	February 13, 2026
Aleksandra A. Miziolek

/s/ Herbert K. Parker	Director	February 13, 2026
Herbert K. Parker

/s/ Sandra E. Pierce	Director	February 13, 2026
Sandra E. Pierce

/s/ Simon Mackenzie Smith	Director	February 13, 2026
Simon Mackenzie Smith

/s/ Samuel Valenti III	Director	February 13, 2026
Samuel Valenti III

/s/ David Walker	Director	February 13, 2026
David Walker