Form 10-Q
period 2026-03-31
Dauch Corp
filed 2026-05-08
CIK 1062231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Large accelerated filer   ☐         Accelerated filer  ☑         Non-accelerated filer   ☐         Smaller reporting company   ☐         Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DCH	New York Stock Exchange

As of May 5, 2026, the latest practicable date, the number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding was 237,366,732 shares.

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

DAUCH CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

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
•reduced purchases of our products by General Motors Company (GM), Stellantis N.V. (Stellantis) and Ford Motor Company (Ford) or other customers;
•reduced demand for our customers' products (particularly light trucks and sport utility vehicles (SUVs) produced by GM, Stellantis and Ford);
•our ability to consummate strategic initiatives and successfully integrate acquisitions and joint ventures;
•risks related to disruptions to ongoing business operations as a result of the business combination with Dowlais, including disruptions to management time;
•potential liabilities or litigation relating to, or assumed in, the business combination with Dowlais;
•our ability to respond to changes in technology, increased competition, including as a result of the ongoing proliferation of Chinese original equipment manufacturers in certain regions in which we operate, or pricing pressures;
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
•price volatility in, or reduced availability of, fuel;
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DAUCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(in millions, except per share data)

Net sales	$2,378.9	$1,411.3

Cost of goods sold	2,153.5	1,237.4

Gross profit	225.4	173.9

Selling, general and administrative expenses	137.3	90.9

Amortization of intangible assets	22.9	20.6

Restructuring and acquisition-related costs	98.9	19.7

Operating income (loss)	(33.7)	42.7

Interest expense	(89.6)	(42.9)

Interest income	12.1	5.6

Other income (expense)
Debt refinancing and redemption costs	(3.0)	(3.3)
Gain on Business Combination Derivative (Note 6)	12.9	21.9
Income from equity-method affiliates	10.3	0.1
Other expense, net	(28.6)	(3.0)

Income (loss) before income taxes	(119.6)	21.1

Income tax expense (benefit)	(19.6)	14.0

Net income (loss)	$(100.0)	$7.1

Net income attributable to noncontrolling interests	(0.3)	—

Net income (loss) attributable to Dauch	$(100.3)	$7.1

Basic earnings (loss) per share	$(0.52)	$0.06

Diluted earnings (loss) per share	$(0.52)	$0.06

See accompanying notes to condensed consolidated financial statements.

DAUCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Net income (loss)	$(100.0)	$7.1

Other comprehensive income (loss)
Defined benefit plans, net of tax (a)	0.4	(0.3)
Foreign currency translation adjustments	13.4	23.3
Changes in hedges, net of tax (b)	6.6	2.2
Other comprehensive income	20.4	25.2

Comprehensive income (loss)	$(79.6)	$32.3

Net income attributable to noncontrolling interests	(0.3)	—

Comprehensive income (loss) attributable to Dauch	$(79.9)	$32.3

(a)	Amounts are net of tax of $0.1 million for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025.
(b)	Amounts are net of tax of $(1.8) million for the three months ended March 31, 2026 and $(0.9) million for the three months ended March 31, 2025.

See accompanying notes to condensed consolidated financial statements.

DAUCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets	(in millions)
Current assets
Cash and cash equivalents	$1,008.2	$708.9
Restricted cash (Note 5)	—	1,496.6
Accounts receivable, net	1,535.1	733.0
Inventories, net	1,004.1	466.4
Prepaid expenses and other	344.3	230.1
Total current assets	3,891.7	3,635.0

Property, plant and equipment, net	4,209.3	1,591.5
Deferred income taxes	320.1	235.9
Goodwill	648.8	174.4
Other intangible assets, net	370.4	375.2
GM postretirement cost sharing asset	117.7	116.0
Operating lease right-of-use assets	183.5	122.3
Investments in equity-method affiliates	911.3	12.1
Other assets and deferred charges	619.3	407.8
Total assets	$11,272.1	$6,670.2

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$10.4
Accounts payable	1,641.9	718.3
Accrued compensation and benefits	548.7	254.9
Deferred revenue	32.8	38.5
Current portion of operating lease liabilities	39.7	24.7
Accrued expenses and other	524.5	187.2
Total current liabilities	2,787.6	1,234.0

Long-term debt, net	5,156.7	4,039.1
Deferred revenue	42.1	33.9
Deferred income taxes	224.5	9.1
Long-term portion of operating lease liabilities	145.5	100.1
Postretirement benefits and other long-term liabilities	1,412.1	614.0
Total liabilities	9,768.5	6,030.2

Stockholders' equity
Common stock, par value $0.01 per share; 375.0 million shares authorized as of March 31, 2026 and 150.0 million shares authorized as of December 31, 2025;
248.9 million shares issued as of March 31, 2026 and 130.0 million shares issued as of December 31, 2025	2.5	1.3
Paid-in capital	2,354.4	1,411.2
Accumulated deficit	(368.2)	(267.9)
Treasury stock at cost, 12.1 million shares as of March 31, 2026 and 11.3 million shares as of December 31, 2025	(244.7)	(238.5)
Accumulated other comprehensive income (loss)
Defined benefit plans, net of tax	(163.9)	(164.3)
Foreign currency translation adjustments	(96.4)	(109.8)
Unrecognized gain on hedges, net of tax	14.6	8.0
Total Dauch stockholders' equity	1,498.3	640.0
Noncontrolling interests in subsidiaries	5.3	—
Total stockholders' equity	1,503.6	640.0
Total liabilities and stockholders' equity	$11,272.1	$6,670.2
 See accompanying notes to condensed consolidated financial statements.

DAUCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Operating activities
Net income (loss)	$(100.0)	$7.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	181.8	112.2
Deferred income taxes	(67.6)	(1.9)
Stock-based compensation	11.0	3.9
Pensions and other postretirement benefits, net of contributions	0.4	(0.6)
Loss on disposal of property, plant and equipment, net	3.7	0.4
Gain on Business Combination Derivative (Note 6)	(12.9)	(21.9)
Income from equity-method affiliates	(10.3)	(0.1)
Debt refinancing and redemption costs	3.0	3.3
Changes in operating assets and liabilities
Accounts receivable	(183.7)	(113.0)
Inventories	5.0	14.7
Accounts payable and accrued expenses	108.6	46.5
Deferred revenue	(10.7)	15.5
Other assets and liabilities	7.3	(10.2)
Net cash provided by (used in) operating activities	(64.4)	55.9

Investing activities
Purchases of property, plant and equipment	(103.6)	(69.3)
Proceeds from sale of property, plant and equipment	0.9	0.6
Proceeds from sale of business, net	20.8	—
Proceeds from disposition of affiliates (Note 2)	—	30.1
Acquisition of business, net of cash acquired	(331.6)	(0.6)
Settlement of Business Combination Derivative (Note 6)	65.9	—
Other investing activities	0.1	(1.0)
Net cash used in investing activities	(347.5)	(40.2)

Financing activities
Proceeds from issuance of long-term debt	835.0	1.3
Payments of long-term debt	(1,525.1)	(5.5)
Debt issuance costs	(71.2)	(11.6)
Purchase of treasury stock	(6.2)	(2.7)
Other financing activities	(8.0)	(5.5)
Net cash used in financing activities	(775.5)	(24.0)

Effect of exchange rate changes on cash	(9.9)	4.6

Net decrease in cash, cash equivalents and restricted cash	(1,197.3)	(3.7)

Cash, cash equivalents and restricted cash at beginning of period	2,205.5	552.9

Cash and cash equivalents at end of period	$1,008.2	$549.2

Supplemental cash flow information
Interest paid	$43.6	$36.2
Income taxes paid, net	$27.6	$15.2
Non-cash investing activities: Dauch common shares issued for acquisition of Dowlais	$933.4	$—

See accompanying notes to condensed consolidated financial statements.

DAUCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Accumulated	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	Deficit	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2025	117.6	$1.3	$1,397.6	$(248.2)	$(235.7)	$(352.2)	—
Net income	—	—	—	7.1	—	—	—
Vesting of stock-based compensation	1.3	—	—	—	—	—	—
Stock-based compensation	—	—	3.9	—	—	—	—
Purchase of treasury stock	(0.6)	—	—	—	(2.7)	—	—
Changes in hedges, net	—	—	—	—	—	2.2	—
Foreign currency translation adjustments	—	—	—	—	—	23.3	—
Defined benefit plans, net	—	—	—	—	—	(0.3)	—
Balance at March 31, 2025	118.3	$1.3	$1,401.5	$(241.1)	$(238.4)	$(327.0)	—

	Common Stock					Accumulated	Noncontrolling
	Shares	Par	Paid-in	Accumulated	Treasury	Other Comprehensive	Interest
	Outstanding	Value	Capital	Deficit	Stock	Income (Loss)	in Subsidiaries
	(in millions)

Balance at January 1, 2026	118.7	$1.3	$1,411.2	$(267.9)	$(238.5)	$(266.1)	—
Net income (loss)	—	—	—	(100.3)	—	—	0.3
Vesting of stock-based compensation	1.9	—	—	—	—	—	—
Stock-based compensation	—	—	11.0	—	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(6.2)	—	—
Changes in hedges, net	—	—	—	—	—	6.6	—
Foreign currency translation adjustments	—	—	—	—	—	13.4	—
Defined benefit plans, net	—	—	—	—	—	0.4	—
Acquisition of Dowlais	117.0	1.2	932.2	—	—	—	19.3
Sale of business	—	—	—	—	—	—	(14.3)
Balance at March 31, 2026	236.8	$2.5	$2,354.4	$(368.2)	$(244.7)	$(245.7)	5.3

See accompanying notes to condensed consolidated financial statements.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization Effective January 26, 2026, American Axle & Manufacturing Holdings, Inc. changed its name to Dauch Corporation. As used in this report, except as otherwise indicated in information incorporated by reference, references to “our Company,” "we," "our," "us" or “Dauch” mean Dauch Corporation and its subsidiaries and predecessors, collectively. On February 3, 2026, we completed our previously announced acquisition of Dowlais Group plc (name subsequently changed to Dowlais Group Limited) (Dowlais) whereby we acquired the entire issued share capital of Dowlais.

Dauch Corporation is a premier Driveline and Metal Forming supplier serving the global automotive industry with a powertrain-agnostic product portfolio that supports electric, hybrid, and internal combustion vehicles. The company is headquartered in Detroit, Michigan, with operations that span 24 countries and more than 175 locations. Formed through the acquisition of Dowlais and its subsidiaries - GKN Automotive and GKN Powder Metallurgy, Dauch unites deep engineering roots with global manufacturing capabilities and an entrepreneurial spirit to move mobility forward.

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

The balance sheet at December 31, 2025 presented herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete consolidated financial statements.

In order to prepare the accompanying interim condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts and disclosures in our interim condensed consolidated financial statements. These estimates and assumptions are impacted by risks and uncertainties, including those associated with tariffs and the significant instability in U.S. trade relations with certain non-U.S. countries in addition to the indirect impact of geopolitical conflicts contributing to supply chain constraints. While we have made estimates and assumptions based on the facts and circumstances as of the date of this report, the full impact of tariffs and potential changes in U.S. trade relations cannot be predicted, and actual results could differ materially from those estimates and assumptions.

For further information, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Effect of New Accounting Standards

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

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accounting Standards Update 2025-09
On November 25, 2025, the FASB issued ASU 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends existing cash flow hedge accounting requirements, allowing for the aggregation of groups of individual forecasted transactions that share a similar risk exposure, rather than requiring a shared risk of exposure. This guidance becomes effective at the beginning of our 2027 fiscal year, and must be applied prospectively for all hedging relationships as of adoption. We will adopt this guidance January 1, 2027 and we are currently assessing the impact that this standard will have on our consolidated financial statements.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS AND DISPOSITIONS

Business Combination with Dowlais Group plc

On February 3, 2026, we completed our previously announced acquisition of Dowlais Group plc whereby we acquired the entire issued share capital of Dowlais (the Business Combination). Pursuant to the Business Combination, Dowlais shareholders received for each Dowlais ordinary share: 0.0881 shares of new Dauch Corporation common stock and 43 pence per share in cash (approximately $0.59 per share as of the closing date), resulting in the issuance of approximately 117 million shares (and an increase in authorized shares from 150 million shares to 375 million shares) and a total purchase price of approximately $1.7 billion. Following the close of the transaction, the combined company is headquartered in Detroit, Michigan and led by the Company's Chairman and CEO.

Dowlais is a global leader in the production of sideshafts, propshafts, all wheel drive (AWD) systems and advanced differentials, as well as sintered metal components and powdered metal and related additives. The Business Combination significantly contributes to the diversification of our global customer base and geographical footprint, and will allow us to achieve greater cost competitiveness through increased size and scale.

The aggregate cash consideration for the Business Combination was financed using (i) a portion of the net proceeds from the issuance in October 2025 by Dauch of $850 million of 6.375% senior secured notes due 2032 and $1,250 million of 7.75% senior unsecured notes due 2033 and (ii) borrowings by Dauch of $835 million on an incremental Tranche C term facility. See Note 5 - Long-Term Debt for additional detail regarding financing for the Business Combination.

The Business Combination was accounted for under the acquisition method under Accounting Standards Codification (ASC) Business Combinations (ASC 805) with the purchase price allocated to identifiable assets and liabilities of the acquired company based on the respective fair values of the assets and liabilities.

The following represents the preliminary fair values of the assets acquired and liabilities assumed resulting from the Business Combination, as well as the calculation of goodwill:

(in millions)	February 3, 2026
Cash consideration	$791.3
Share consideration	933.4
Total consideration transferred	$1,724.7
Fair value of Dowlais noncontrolling interests	19.3
Total fair value of Dowlais	$1,744.0

Cash and cash equivalents	$459.7
Accounts receivable	653.8
Inventories	538.4
Property, plant and equipment	2,682.8
Investments in equity-method affiliates	883.7
Prepaid expenses and other long-term assets	589.6
Total assets acquired	$5,808.0
Accounts payable	783.8
Accrued expenses and other	796.4
Deferred income tax liabilities	297.4
Long-term debt	1,876.9
Postretirement benefits and other long-term liabilities	784.5
Net assets acquired	$1,269.0
Goodwill	$475.0

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount recognized as goodwill, is based upon estimated information and is subject to change within the measurement period. Under the guidance of ASC 805, the measurement period is a period not to exceed one year from the acquisition date during which we may adjust estimated or provisional amounts recorded during purchase accounting if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. Measurement period adjustments are recorded in the period identified with an offsetting entry to goodwill. Any adjustments to amounts recorded in purchase accounting that do not qualify as measurement period adjustments will be included in earnings in the period identified.

The primary areas of the preliminary purchase price allocation that are not finalized relate to the fair value of property, plant and equipment, as well as deferred income tax assets and liabilities, and contingent liabilities. The fair values of the assets acquired and liabilities assumed are based on our preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, we will continue to evaluate available information prior to finalization of amounts.

Goodwill resulting from the Business Combination is attributable to the assembled workforce of Dowlais, anticipated synergies and economies of scale from which we expect to benefit as a combined entity, as well as the impact of net deferred tax liabilities established on the opening balance sheet. None of the goodwill is expected to be deductible for tax purposes.

Included in net sales and net loss attributable to Dauch for the period from the Business Combination completion date on February 3, 2026 though March 31, 2026 were approximately $972 million and a loss of $67 million, respectively, attributable to Dowlais. The loss of $67 million includes approximately $30 million, net of tax, attributable to the step-up of Dowlais inventories to fair value in purchase accounting and the expense associated with the subsequent sale of these inventories during the quarter.

Unaudited Pro Forma Financial Information

Unaudited pro forma net sales for Dauch, on a combined basis with Dowlais for the three months ended March 31, 2026 and March 31, 2025, were $2,870.2 million and $2,793.3 million, respectively, excluding sales between Dauch and Dowlais during these periods. Unaudited pro forma net loss amounts for the three months ended March 31, 2026 and March 31, 2025 were a loss of approximately $33.4 million and a loss of approximately $171.2 million, respectively. These pro forma amounts have been calculated after applying Dauch's accounting policies and converting the historical financial statements of Dowlais from International Financial Reporting Standards (IFRS) to U.S. GAAP. The results primarily reflect depreciation adjustments relating to the fair value step-up of property, plant and equipment, incremental interest expense as a result of the financing associated with the Business Combination and the impact of the step-up of inventory to fair value.

The unaudited pro forma net income amounts for the three months ended March 31, 2026 and March 31, 2025 have been adjusted for approximately $38 million related to the pre-tax step-up of inventory to fair value as a result of the Business Combination, and approximately $54 million in pre-tax acquisition-related costs. This adjustment resulted in a reclassification of approximately $73 million, net of tax, from unaudited pro forma net income for the first three months of 2026 into pro forma net income for the first three months of 2025, as we are required to disclose the unaudited pro forma amounts as if the Business Combination had been completed on January 1, 2025.

The disclosure of unaudited pro forma net sales and earnings is for informational purposes only and does not purport to indicate the results that would actually have been obtained had the Business Combination had been completed on the assumed date for the periods presented, or which may be realized in the future.

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

Inventories consist of the following:

	March 31, 2026	December 31, 2025
	(in millions)

Raw materials and work-in-progress	$841.9	$383.5
Finished goods	265.6	114.5
Gross inventories	1,107.5	498.0
Inventory valuation reserves	(103.4)	(31.6)
Inventories, net	$1,004.1	$466.4

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill The following table provides a reconciliation of changes in goodwill for the three months ended March 31, 2026:

	Driveline	Metal Forming	Consolidated
	(in millions)
Balance at December 31, 2025	$174.4	$—	$174.4
Business Combination with Dowlais	425.0	50.0	475.0
Foreign currency translation	(0.6)	—	(0.6)
Balance at March 31, 2026	$598.8	$50.0	$648.8

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

Other Intangible Assets The following table provides a reconciliation of the gross carrying amount and associated accumulated amortization for our other intangible assets, which are all subject to amortization:

	March 31,			December 31,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Capitalized computer software	$77.8	$(59.0)	$18.8	$61.2	$(55.7)	$5.5
Customer platforms	856.2	(569.3)	286.9	856.2	(555.0)	301.2
Customer relationships	53.0	(30.8)	22.2	53.0	(29.9)	23.1
Technology and other	149.5	(107.0)	42.5	149.5	(104.1)	45.4
Total	$1,136.5	$(766.1)	$370.4	$1,119.9	$(744.7)	$375.2

Amortization expense for our intangible assets was $22.9 million for the three months ended March 31, 2026 and $20.6 million for the three months ended March 31, 2025. Estimated amortization expense for the years 2026 through 2029 is expected to be in the range of approximately $80 million to $90 million per year, decreasing to approximately $50 million in 2030, as certain of the intangible assets identified as part of our 2017 acquisition of Metaldyne Performance Group, Inc. become fully amortized.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
	(in millions)

Revolving Credit Facility	$—	$—
Term Loan A Facility	478.2	484.3
Term Loan B Facility	646.3	648.0
Tranche C Term Facility	826.7	—
7.75% Notes due 2033	1,250.0	1,250.0
6.875% Notes due 2028	250.0	250.0
6.375% Notes due 2032	850.0	850.0
5.00% Notes due 2029	600.0	600.0
U.S. Private Placement Notes	349.0	—
Non-U.S. credit facilities and other	4.7	10.7
Total debt	5,254.9	4,093.0
Less: Current portion of long-term debt	—	10.4
Long-term debt	5,254.9	4,082.6
Less: Debt issuance costs	98.2	43.5
Long-term debt, net	$5,156.7	$4,039.1

Senior Secured Credit Facilities Dauch Corporation (Dauch) and American Axle & Manufacturing, Inc. (AAM, Inc.) are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility), incremental tranche C term facility (the Tranche C Term Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility, the Term Loan B Facility and Tranche C Term Facility, the Senior Secured Credit Facilities). The Senior Secured Credit Facilities are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and Dauch's wholly owned domestic subsidiaries (including AAM, Inc.), subject to certain thresholds, exceptions and permitted liens.

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

At March 31, 2026, we had $1,469.7 million available under the Revolving Credit Facility. This availability reflects a reduction of $25.3 million primarily for standby letters of credit issued against the facility.

As of March 31, 2026, we have prepaid $21.2 million of the outstanding principal on our Term Loan A Facility, Term Loan B Facility and Tranche C Term Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility, Term Loan B Facility and Tranche C Term Facility through the first quarter of 2027.

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

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

In the fourth quarter of 2025, we used a portion of the proceeds from the Notes to complete a redemption of all $500 million aggregate principal amount outstanding of 6.50% Notes due 2027 and a partial redemption of $150 million principal amount of 6.875% Notes due 2028. The remaining proceeds of the Notes, together with certain amounts of prefunded interest, were deposited into segregated escrow accounts which are presented as Restricted cash on our Condensed Consolidated Balance Sheet as of December 31, 2025.

On February 3, 2026, upon completion of the Business Combination, $1,450 million, together with certain interest, was released from escrow, and was used, together with borrowings under our Tranche C Term Facility and cash on hand, to (a) pay the cash consideration payable in connection with the Business Combination and related fees and expenses, (b) repay in full all outstanding borrowings under the credit facilities of Dowlais and to pay related fees, expenses and premiums, after which all the credit facilities of Dowlais were terminated and (c) fund a change of control offer for certain outstanding notes of Dowlais. We intend to use the remaining proceeds of the Notes for general corporate purposes, which may include, among other things, repayment of other outstanding indebtedness. The 6.375% Notes are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and Dauch's wholly owned domestic subsidiaries (other than AAM, Inc.) that guarantee the Senior Secured Credit Facilities, subject to certain thresholds, exceptions and permitted liens.

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

U.S. Private Placement Notes As part of the Business Combination, Dauch assumed Dowlais' U.S. Private Placement Notes with the aggregate principal amount of $500 million (U.S. Private Placement Notes). Pursuant to the terms of the U.S. Private Placement Notes, the completion of the Business Combination resulted in a change of control, which required the Company to make an offer to redeem the U.S. Private Placement Notes at par, plus accrued and unpaid interest as of the redemption date. During the three months ended March 31, 2026, a change of control offer was made and completed, resulting in the redemption of $151 million of the U.S. Private Placement Notes. The U.S. Private Placement Notes that were not redeemed will remain outstanding, with remaining maturities ranging from approximately four to eleven years. The U.S. Private Placement Notes are unsecured and subject to covenants that, among other things, limit the ability of Dowlais and certain of its subsidiaries to enter into transactions with affiliates, consolidate, merge or transfer all of their assets, create or incur liens, incur additional indebtedness, or dispose of assets, and also require compliance with certain financial maintenance covenants. The U.S. Private Placement Notes contain customary events of default.

Repayment of Dowlais Indebtedness Upon the acquisition of Dowlais, we assumed $1,876.9 million of existing Dowlais indebtedness, which we repaid following the acquisition, with the exception of $349.0 million of U.S. Private Placement Notes, as described above, which remain outstanding as of March 31, 2026.

Redemption of 6.875% Notes Due 2028 Subsequent to March 31, 2026, we voluntarily redeemed a portion of our 6.875% Notes due 2028. In May 2026, this resulted in a principal payment of $125.0 million and $3.0 million in accrued interest. We also expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Non-U.S. Credit Facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At March 31, 2026, $4.7 million was outstanding under our non-U.S. credit facilities, as compared to $10.7 million at December 31, 2025. At March 31, 2026, an additional $99.5 million was available under our non-U.S. credit facilities.

Weighted-Average Interest Rate The weighted-average interest rate of our long-term debt outstanding was 7.0% at March 31, 2026 and 6.8% at December 31, 2025.

DAUCH CORPORATION
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

Currency derivative contracts  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2026 and December 31, 2025, we had currency forward contracts outstanding with a total notional amount of $1,088.8 million and $216.2 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain working capital items into the third quarter of 2028.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and pound sterling. This foreign currency forward contract was nondesignated and recognized at fair value each reporting period through the closing of the Business Combination with changes in fair value recognized in Other expense, net in our Condensed Consolidated Statement of Operations. At December 31, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to $769.2 million. Upon the closing of the Business Combination on February 3, 2026, the Business Combination Derivative was settled and we received net cash proceeds of $65.9 million.

Fixed-to-fixed cross-currency swaps In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. This fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At March 31, 2026 and December 31, 2025, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $202.0 million and $205.5 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027.

In the first quarter of 2026, we entered into additional fixed-to-fixed cross-currency swaps that are designated as fair value hedges. These fixed-to-fixed cross-currency swaps reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At March 31, 2026, we had a notional amount outstanding under the fixed-to-fixed cross-currency swaps of €200.0 million, which was equivalent to $230.9 million which hedges our exposure through the first quarter 2028, and €200.0 million, which was equivalent to $230.9 million which hedges our exposure through the first quarter of 2029.

Variable-to-fixed interest rate swap As of March 31, 2026, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the second quarter of 2026, which subsequently increases to $1.0 billion through the fourth quarter of 2028, and decreases thereafter to $900.0 million through the fourth quarter of 2030 and to $500.0 million through the fourth quarter of 2031.

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss) for those derivative instruments designated as cash flow and fair value hedges under Accounting Standards Codification (ASC) 815 - Derivatives and Hedging:

	Location	Gain (Loss) Reclassified During		Total of Financial	Gain (Loss) Expected
	of Gain (Loss)	Three Months Ended		Statement	to be Reclassified
	Reclassified into	March 31,		Line Item	During the
	Net Income (Loss)	2026	2025	2026	Next 12 Months
		(in millions)

Currency forward contracts	Cost of Goods Sold	$2.5	$(4.1)	$2,153.5	$8.5
Fixed-to-fixed cross-currency swap	Other Expense, net	13.8	(8.0)	(28.6)	—
Variable-to-fixed interest rate swap	Interest Expense	(0.3)	1.0	(89.6)	(0.3)

See Note 8 - Reclassifications out of Accumulated Other Comprehensive Income (Loss) (AOCI) for amounts recognized in other comprehensive income (loss) during the three months ended March 31, 2026 and 2025.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amount and location of gains and losses recognized in the Condensed Consolidated Statements of Operations for those derivative instruments not designated as hedging instruments under ASC 815:

	Location	Gain (Loss) Recognized During		Total of Financial
	of Gain (Loss)	Three Months Ended		Statement
	Recognized in	March 31,		Line Item
	Net Income (Loss)	2026	2025	2026
		(in millions)

Currency forward contracts	Other Expense, net	$(10.2)	$0.9	$(28.6)
Currency forward contracts	Gain on Business Combination Derivative	12.9	21.9	12.9

DAUCH CORPORATION
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

Financial instruments   The estimated carrying value of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data, are as follows:

	Fair Value
	March 31, 2026	December 31, 2025	Input
	(in millions)
Balance Sheet Classification
Cash equivalents	$188.7	$183.1	Level 1
Prepaid expenses and other
Cash flow hedges - currency forward contracts	8.8	9.0	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	1.1	0.1	Level 2
Nondesignated - currency forward contracts	37.3	53.7	Level 2
Other assets and deferred charges
Cash flow hedges - currency forward contracts	5.3	4.9	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	12.6	—	Level 2
Cash flow hedges - variable-to-fixed interest rate swap	4.6	0.7	Level 2
Nondesignated - currency forward contracts	5.3	—	Level 2
Accrued expenses and other
Cash flow hedges - currency forward contracts	0.2	—	Level 2
Nondesignated - currency forward contracts	3.4	—	Level 2
Postretirement benefits and other long-term liabilities
Cash flow hedges - currency forward contracts	0.1	—	Level 2
Fair value hedges - fixed-to-fixed cross-currency swap	17.0	21.5	Level 2
Nondesignated - currency forward contracts	2.2	—	Level 2

The carrying values of our cash, accounts receivable, accounts payable and accrued liabilities, and borrowings under non-U.S. credit facilities approximate their fair values due to the short-term maturities of these instruments.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We estimated the fair value of the amounts outstanding on our debt using available market information and other observable data, to be as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input
	(in millions)

Revolving Credit Facility	$—	$—	$—	$—	Level 2
Term Loan A Facility	478.2	464.4	484.3	486.7	Level 2
Term Loan B Facility	646.3	642.3	648.0	649.6	Level 2
Tranche C Term Facility	826.7	820.5	—	—	Level 2
7.75% Notes due 2033	1,250.0	1,209.4	1,250.0	1,268.8	Level 2
6.875% Notes due 2028	250.0	250.0	250.0	249.8	Level 2
6.375% Notes due 2032	850.0	835.1	850.0	850.3	Level 2
5.00% Notes due 2029	600.0	571.2	600.0	576.0	Level 2
U.S. Private Placement Notes	349.0	349.0	—	—	Level 3

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Reclassification adjustments and other activity impacting accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and March 31, 2025 are as follows (in millions):

	Defined Benefit Plans		Foreign Currency Translation Adjustments	Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2025	$(164.3)		$(109.8)	$8.0		$(266.1)

Other comprehensive income before reclassifications	—		13.4	24.4		37.8

Income tax effect of other comprehensive income before reclassifications	—		—	(5.1)		(5.1)

Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(a)	—	(16.0)	(b)	(15.7)

Income taxes reclassified into net loss	0.1		—	3.3		3.4

Net change in accumulated other comprehensive income (loss)	0.4		13.4	6.6		20.4

Balance at March 31, 2026	$(163.9)		$(96.4)	$14.6		$(245.7)

	Defined Benefit Plans		Foreign Currency Translation Adjustments		Unrecognized Gain (Loss) on Hedges		Total
Balance at December 31, 2024	$(157.2)		$(187.0)		$(8.0)		$(352.2)

Other comprehensive income (loss) before reclassifications	—		16.9		(8.0)		8.9

Income tax effect of other comprehensive income (loss) before reclassifications	—		—		1.7		1.7

Amounts reclassified from accumulated other comprehensive loss	(0.4)	(a)	6.4	(c)	11.1	(b)	17.1

Income taxes reclassified into net income	0.1		—		(2.6)		(2.5)

Net change in accumulated other comprehensive loss	(0.3)		23.3		2.2		25.2

Balance at March 31, 2025	$(157.5)		$(163.7)		$(5.8)		$(327.0)

(a)	These amounts were reclassified from AOCI to Other expense, net for the three months ended March 31, 2026 and March 31, 2025.

(b)
The amounts reclassified from AOCI included $(2.5) million in cost of goods sold (COGS), $0.3 million in interest expense and $(13.8) million in Other expense, net for the three months ended March 31, 2026 and $4.1 million in COGS, $(1.0) million in interest expense and $8.0 million in Other expense, net for the three months ended March 31, 2025.

(c)
The amount reclassified from AOCI for the three months ended March 31, 2025 reflects Dauch's 50% share of the cumulative translation adjustment associated with the two Chinese joint ventures that we exited in the first quarter of 2025. This amount was reclassified to Other expense, net. See Note 2 - Acquisitions and Dispositions for further details.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits
	Three Months Ended
	March 31,
	2026	2025
	(in millions)

Service cost	$0.6	$0.1
Interest cost	17.1	6.0
Expected asset return	(15.2)	(6.4)
Amortized loss	2.5	2.1
Net periodic benefit cost	$5.0	$1.8

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2026	2025
	(in millions)

Service cost	$0.2	$—
Interest cost	2.5	2.3
Amortized gain	(2.0)	(2.3)
Amortized prior service credit	(0.2)	(0.2)
Net periodic benefit cost (credit)	$0.5	$(0.2)

In connection with the Business Combination, we assumed various pension and other postretirement benefit plans of Dowlais, primarily in the U.S., United Kingdom and Germany. At the date of the Business Combination, the total projected benefit obligation of all plans assumed was approximately $1.4 billion and related assets were approximately $1.0 billion, resulting in a net liability of approximately $400 million.

The noncurrent liabilities associated with our pension and other postretirement benefit plans are classified as Postretirement benefits and other long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, we have a noncurrent pension liability of $499.5 million and $69.7 million, respectively. As of March 31, 2026 and December 31, 2025, we have a noncurrent other postretirement benefits liability of $310.4 million and $276.6 million, respectively.

In 2026, we expect pension funding requirements to be approximately $35.0 million and we expect cash payments for other postretirement benefit obligations, net of GM cost sharing, to be $16.1 million, including expected contributions to Dowlais plans assumed in the Business Combination.

DAUCH CORPORATION
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

The following table provides a reconciliation of changes in the product warranty liability:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)

Beginning balance	$63.3	$60.6
Accruals	9.9	4.1
Payments	(8.6)	(2.5)
Adjustment to prior period accruals	(0.1)	—
Business Combination with Dowlais	110.7	—
Foreign currency translation	(1.4)	0.4
Ending balance	$173.8	$62.6

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. REVENUE FROM CONTRACTS WITH CUSTOMERS

Net sales recognized from contracts with customers, disaggregated by segment and geographical location, are presented in the following table for the three months ended March 31, 2026 and 2025. Net sales are attributed to regions based on the location of production. Intersegment sales have been excluded from the table.

In the first quarter of 2026, we moved certain plant locations that were previously reported under our Metal Forming segment to our Driveline segment in order to better align our product and process technologies. The amounts in the table below for the three months ended March 31, 2025 have been recast to reflect this reorganization.

	Three Months Ended March 31, 2026
	(in millions)
	Driveline	Metal Forming	Total
North America	$1,098.7	$348.3	$1,447.0
Asia	223.5	31.4	254.9
Europe	379.4	208.8	588.2
South America	64.0	24.8	88.8
Total	$1,765.6	$613.3	$2,378.9

	Three Months Ended March 31, 2025
	(in millions)
	Driveline	Metal Forming	Total
North America	$742.5	$290.5	$1,033.0
Asia	137.7	3.4	141.1
Europe	83.9	111.2	195.1
South America	21.1	21.0	42.1
Total	$985.2	$426.1	$1,411.3

Contract Assets and Liabilities

The following table summarizes our beginning and ending balances for accounts receivable and contract liabilities associated with our contracts with customers (in millions):

	Accounts Receivable, Net	Contract Liabilities (Current)	Contract Liabilities (Long-term)
December 31, 2025	$733.0	$38.5	$33.9
March 31, 2026	1,535.1	32.8	42.1
Increase/(decrease)	$802.1	$(5.7)	$8.2

Contract liabilities relate to deferred revenue associated with various settlements and commercial agreements for which we have a future performance obligation to the customer. We recognize this deferred revenue into revenue over the life of the associated program as we satisfy our performance obligations to the customer. We do not have contract assets as defined in ASC 606. We amortized previously recorded contract liabilities into revenue as we satisfied performance obligations with our customers of approximately $9.5 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RESTRUCTURING AND ACQUISITION-RELATED COSTS

In 2022, we completed our acquisition of Tekfor Group (Tekfor) and in 2023 we initiated certain restructuring actions associated with the acquired entities. We expect to incur restructuring costs associated with the acquired entities through 2026. In the first quarter of 2024, we initiated a global restructuring program (the 2024 Program) focused on optimizing our cost structure, including the closure of certain of the Company's facilities. We expect to incur costs under the 2024 Program into 2029, due to the long-lead nature of these projects. In February 2026, we completed our acquisition of Dowlais, which had existing restructuring programs at the time of the acquisition.
A summary of our restructuring activity for the first three months of 2026 and 2025 is shown below:

	Severance Charges	Implementation Costs	Total
	(in millions)
Accrual at December 31, 2024	$0.8	$2.0	$2.8
Charges	1.0	2.4	3.4
Cash utilization	(1.4)	(1.2)	(2.6)
Accrual at March 31, 2025	$0.4	$3.2	$3.6

Accrual at December 31, 2025	$32.2	$5.8	$38.0
Business Combination with Dowlais	48.4	11.9	60.3
Charges	7.4	18.9	26.3
Cash utilization	(15.7)	(20.1)	(35.8)
Accrual at March 31, 2026	$72.3	$16.5	$88.8
As part of our restructuring actions, we incurred total severance charges of approximately $7.4 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively. We also incurred total implementation costs of approximately $18.9 million and $2.4 million during the three months ended March 31, 2026 and 2025, respectively. Implementation costs consist primarily of plant exit costs.
Approximately $17.7 million of our total restructuring costs for the three months ended March 31, 2026 related to Dowlais' existing restructuring programs, approximately $4.6 million were associated with the 2024 Program and approximately $4.0 million were associated with Tekfor. From inception of the 2024 Program, we have incurred $26.9 million of total restructuring costs under this program. We have incurred $45.6 million of total restructuring costs associated with Tekfor.
Approximately $16.9 million and $6.7 million of our total restructuring costs for the three months ended March 31, 2026 related to our Driveline and Metal Forming segments, respectively, while the reminder were corporate costs. Approximately $1.0 million and $1.9 million of our total restructuring costs for the three months ended March 31, 2025 related to our Driveline and Metal Forming segments, respectively, while the remainder were corporate costs. We expect to incur approximately $100 million to $140 million of total restructuring charges in 2026.
In 2026, we incurred acquisition-related costs associated with the Business Combination and integration costs primarily related to our acquisition of Dowlais. Additionally, in 2025 we incurred acquisition-related costs associated with the Business Combination and integration costs primarily related to our previous acquisition of Tekfor. The following table represents a summary of charges incurred in 2026 and 2025 associated with acquisition and integration costs:

	Acquisition-Related Costs	Integration Expenses	Total
	(in millions)
Charges for the three months ended March 31, 2026	$53.8	$18.8	$72.6
Charges for the three months ended March 31, 2025	16.2	0.1	16.3
Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs for professional fees incurred in conjunction with integration activities. Total restructuring charges and acquisition-related charges are presented on a separate line item titled Restructuring and acquisition-related costs in our Condensed Consolidated Statements of Operations and totaled $98.9 million and $19.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

DAUCH CORPORATION
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

Our income tax expense (benefit) and effective income tax rates for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)

Income tax expense (benefit)	$(19.6)	$14.0
Effective income tax rate	16.4%	66.4%

For the three months ended March 31, 2026, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the release of $22.4 million of valuation allowance in a non-U.S. jurisdiction, partially offset by permanent adjustments associated with nondeductible transaction costs incurred in conjunction with the Business Combination, and net losses in certain jurisdictions with no corresponding tax benefit due to increases in our valuation allowance.

Our income tax expense and effective income tax rate for the three months ended March 31, 2026 varies from our income tax expense and effective income tax rate for the three months ended March 31, 2025 primarily as a result of the release of a valuation allowance in a non-U.S. jurisdiction during the three months ended March 31, 2026.

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

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We believe, after consultation with tax and legal counsel, that it is more likely than not that our structure did not give rise to FBCSI, and it's likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our condensed consolidated financial statements as of, and for the three months ended, March 31, 2026 and March 31, 2025, with the exception of the income tax receivable of $10.1 million that was paid by the Company to the IRS in 2023. As of March 31, 2026, in the event the Company is not successful in defending its position, the potential additional income tax expense, including estimated interest charges, related to tax years 2015 through 2023, is estimated to be in the range of approximately $335 million to $385 million.

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

Negative or unexpected outcomes of tax examinations and audits, and any related litigation, could have a material adverse impact on our results of operations, financial condition and cash flows. We will continue to monitor the progress and conclusions of all ongoing audits and other communications with tax authorities and will adjust our estimated liability as necessary. As of March 31, 2026 and December 31, 2025, we have recorded a liability for unrecognized income tax benefits and related interest and penalties of $217.3 million and $32.6 million, respectively. The increase in our liability for unrecognized income tax benefits as of March 31, 2026, as compared to December 31, 2025, is the result of liabilities associated with the Business Combination.

DAUCH CORPORATION
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

The following table sets forth the computation of our basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	March 31,
	2026	2025
	(in millions, except per share data)
Numerator
Net income (loss) attributable to Dauch	$(100.3)	$7.1
Less: Net income attributable to participating securities	—	(0.3)
Net income (loss) attributable to common shareholders - Basic and Dilutive	$(100.3)	$6.8

Denominators
Basic common shares outstanding -
Weighted-average shares outstanding	200.1	122.5
Less: Weighted-average participating securities	(6.8)	(4.6)
Weighted-average common shares outstanding	193.3	117.9

Effect of dilutive securities -
Dilutive stock-based compensation	—	0.1

Diluted shares outstanding -
Adjusted weighted-average shares after assumed conversions	193.3	118.0

Basic EPS	$(0.52)	$0.06

Diluted EPS	$(0.52)	$0.06

Basic and diluted loss per share are the same for the three months ended March 31, 2026 because the effect of potentially dilutive stock-based compensation would have been antidilutive. Excluded potentially dilutive shares were 0.3 million for the three months ended March 31, 2026.

On February 3, 2026, in connection with the completion of the Business Combination, we issued approximately 117 million shares and increased our authorized shares from 150 million to 375 million shares.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. INVESTMENTS IN EQUITY-METHOD AFFILIATES

Investments in Equity-Method Affiliates

We have investments in certain joint ventures and other entities whereby we are able to significantly influence the policies and operations of these entities. These entities are not consolidated in our operating results, but our share of the earnings or losses associated with these entities is included in our results of operations using the equity method of accounting.

As part of the Business Combination, we acquired a 50% interest in Shanghai GKN HUAYU Driveline Systems Co Limited (SDS). SDS is our only significant equity method investment. Our net share of income from SDS for the period from the closing date of the Business Combination on February 3, 2026 through March 31, 2026, as well as our investment in SDS at March 31, 2026, are as follows (in millions):

Condensed Consolidated Statement of Operations Information	Three Months Ended
March 31, 2026
Proportionate share of income from SDS	$13.8
Amortization of acquisition intangible asset attributable to SDS, net of tax	(4.4)
Net share of income from SDS	$9.4

Condensed Consolidated Balance Sheet Information	March 31, 2026
Investment in SDS	$869.5

Our net share of income from SDS is included within Income from equity-method affiliates, net in our Condensed Consolidated Statement of Operations. Our investment in SDS is included within Investments in equity-method affiliates in our Condensed Consolidated Balance Sheet. As of, and for the three months ended March 31, 2026, there were no significant related-party transactions or balances between Dauch and SDS. See Note 2 - Acquisitions and Dispositions for additional information about the Business Combination.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. SEGMENT REPORTING

Our business is organized into two segments, Driveline and Metal Forming, with each representing a reportable segment under ASC 280 - Segment Reporting. The results of each segment are regularly reviewed by the chief operating decision maker (CODM) to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. Our CODM is our Chief Executive Officer.

Our product offerings by segment are as follows:

•Driveline products consist primarily of front and rear axles, sideshafts, driveshafts, propshafts, differential assemblies, clutch modules, balance shaft systems, disconnecting driveline technology, and electric and hybrid driveline products and systems for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles; and
•Metal Forming products consist primarily of engine, transmission, driveline and safety-critical components for traditional internal combustion engine and electric vehicle architectures including light vehicles, commercial vehicles and off-highway vehicles and products for industrial markets, filters and silencers, as well as powdered metal and related additives.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments.

For the three months ended March 31, 2026, based in part on our recent Business Combination and to more effectively measure our global business profile, we revised our definition of Adjusted EBITDA to exclude the impact of unrealized foreign exchange gains and losses on acquired U.S. Private Placement Notes, mark-to-market on nondesignated foreign exchange derivatives assumed as part of the Business Combination with Dowlais, gains and losses on the disposal of property, plant and equipment, and amortization of the acquisition intangible asset attributable to our investment in Shanghai GKN HUAYU Driveline Systems Co Limited (SDS). We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. As revised, Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on the derivative associated with our Business Combination with Dowlais, interest income on debt held in escrow, gains or losses on equity securities, impairment charges, unrealized foreign exchange gains and losses on acquired U.S. Private Placement Notes, mark-to-market on nondesignated foreign exchange derivatives assumed as part of the Business Combination with Dowlais, gains and losses on the disposal of property, plant and equipment, amortization of the acquisition intangible asset attributable to our investment in SDS, net of tax, and non-recurring items.

We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by the Company may not be comparable to similarly titled measures reported by other companies. The amounts in the table below are presented based upon our revised definition of Segment Adjusted EBITDA and amounts that were reported under the previous definition have been recast.

Additionally, in the first quarter of 2026, we moved certain plant locations that were previously reported under our Metal Forming segment to our Driveline segment in order to better align our product and process technologies. The amounts in the tables below for the three months ended March 31, 2025 have been recast to reflect this reorganization.

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables represent information by reportable segment for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31, 2026
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$1,769.1	$726.2	$—	$2,495.3
Less: Intersegment sales	3.5	112.9	—	116.4
Net external sales	$1,765.6	$613.3	$—	$2,378.9
Cost of goods sold (a)	1,448.9	509.8	—	1,958.7
Selling, general and administrative expenses (b)	93.0	38.6	—	131.6
Other segment expense (income), net (c)	(15.1)	(4.8)	—	(19.9)
Segment Adjusted EBITDA	$238.8	$69.7	$—	$308.5

Depreciation and amortization	$118.7	$63.1	$—	$181.8

Capital expenditures	$80.1	$22.7	$0.8	$103.6

Total Assets	$7,824.6	$2,693.0	$754.5	$11,272.1

(a) Cost of goods sold excludes depreciation and amortization, which was $107.1 million for Driveline and $46.3 million for Metal Forming for the three months ended March 31, 2026. Cost of goods sold also excludes loss on disposal of property, plant and equipment, which was $1.1 million for Driveline and $2.6 million for Metal Forming for the three months ended March 31, 2026, and excludes an acquisition-related fair value adjustment which was $28.8 million for Driveline and $8.9 million for Metal Forming for the three months ended March 31, 2026.

(b) Selling, general and administrative expenses excludes depreciation, which was $4.8 million for Driveline and $0.9 million for Metal Forming for the three months ended March 31, 2026.
(c) Other segment expense (income), net primarily consists of the net impact of interest income and foreign exchange gains and losses.

	Three Months Ended March 31, 2025
	Driveline	Metal Forming	Corporate and Eliminations	Total
Sales	$987.0	$525.5	$—	$1,512.5
Less: Intersegment sales	1.8	99.4	—	101.2
Net external sales	$985.2	$426.1	$—	$1,411.3
Cost of goods sold (a)	784.8	365.7	—	1,150.5
Selling, general and administrative expenses (b)	67.2	18.6	—	85.8
Other segment expense (income), net (c)	0.5	(3.2)	—	(2.7)
Segment Adjusted EBITDA	$132.7	$45.0	$—	$177.7

Depreciation and amortization	$63.0	$49.2	$—	$112.2

Capital expenditures	$45.1	$23.6	$0.6	$69.3

Total Assets	$2,608.4	$1,523.7	$1,007.3	$5,139.4

(a) Cost of goods sold excludes depreciation and amortization, which was $54.1 million for Driveline and $32.4 million for Metal Forming for the three months ended March 31, 2025. Cost of goods sold also excludes loss on disposal of property, plant and equipment which was $0.1 million for Driveline and $0.3 million for Metal Forming for the three months ended March 31, 2025.

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

DAUCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table represents a reconciliation of Total Segment Adjusted EBITDA to consolidated income (loss) before income taxes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Total segment adjusted EBITDA(a)	$308.5	$177.7
Interest expense	(89.6)	(42.9)
Depreciation and amortization	(181.8)	(112.2)
Restructuring and acquisition-related costs	(98.9)	(19.7)
Gain on Business Combination Derivative (Note 6)	12.9	21.9
Debt refinancing and redemption costs	(3.0)	(3.3)
Unrealized foreign exchange loss on acquired U.S. Private Placement Notes	(10.9)	—
Mark-to-market on nondesignated foreign exchange derivatives assumed as part of the Business Combination with Dowlais	(15.6)	—
Loss on disposal of property, plant and equipment	(3.7)	(0.4)
Interest income on debt held in escrow	4.6	—
Amortization of acquisition intangible asset attributable to SDS (Note 15)	(4.4)	—
Non-recurring items:
Acquisition-related fair value inventory adjustment	(37.7)	—
Income (loss) before income taxes	$(119.6)	$21.1

(a) The amounts in the table above are presented based on our revised definition of Total Segment Adjusted EBITDA and amounts that were reported under the previous definition have been recast. In connection with the Business Combination with Dowlais, the Company acquired long-term debt in the form of Dowlais U.S. Private Placement Notes, as well as nondesignated foreign exchange derivatives, which result in unrealized foreign exchange gains and losses recognized in our condensed consolidated Statement of Operations. The Company adjusts for these gains and losses as they are not reflective of our core operating performance. In addition, our equity-method investment in SDS resulted in a basis difference that was attributed to an intangible asset and is amortized through equity-method income and losses. The Company adjusts for this non-cash amortization as it is not reflective of our proportionate share of earnings in SDS.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (MD&A) should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025.

Effective January 26, 2026, American Axle & Manufacturing Holdings, Inc. changed its name to Dauch Corporation. As used in this report, except as the context otherwise requires, references to “our Company,” "we," "our," "us" or “Dauch” mean Dauch Corporation and its subsidiaries and predecessors, collectively.

COMPANY OVERVIEW

Dauch Corporation is a premier Driveline and Metal Forming supplier serving the global automotive industry with a powertrain-agnostic product portfolio that supports electric, hybrid, and internal combustion vehicles. The company is headquartered in Detroit, Michigan, with operations that span 24 countries and more than 175 locations. Formed through the acquisition of Dowlais Group plc (name subsequently changed to Dowlais Group Limited) (Dowlais) and its subsidiaries - GKN Automotive and GKN Powder Metallurgy, Dauch unites deep engineering roots with global manufacturing capabilities and an entrepreneurial spirit to move mobility forward.

Major Customers

We are a primary supplier of driveline products to General Motors Company (GM) for its full-size rear-wheel drive (RWD) light trucks, sport utility vehicles (SUVs), and crossover vehicles manufactured in North America, supplying a significant portion of GM’s rear axle and four-wheel drive and all-wheel drive (4WD/AWD) axle requirements for these vehicle platforms. We also supply GM with various components from our Metal Forming segment. Sales to GM were approximately 31% of our consolidated net sales for the first three months of 2026, and 44% for both the first three months of 2025 and the full year 2025.

We also supply driveline system products to Stellantis N.V. (Stellantis) for programs including the heavy-duty Ram full-size pickup truck and its derivatives. In addition, we sell various components to Stellantis from our Metal Forming segment. Sales to Stellantis were approximately 13% of our consolidated net sales for the first three months of 2026, 11% for the first three months of 2025 and 13% for the full year 2025.

We are also a supplier to Ford Motor Company (Ford) for driveline system products on certain vehicle programs including the Bronco Sport, Maverick, Escape and Lincoln Nautilus, and we also sell various components to Ford from our Metal Forming segment. Sales to Ford were approximately 11% of our consolidated net sales for the first three months of 2026 and 15% for both the first three months of 2025 and the full year 2025.

No other customer represented 10% or more of consolidated net sales during these periods.

Business Combination with Dowlais Group plc

On February 3, 2026, we completed our previously announced acquisition of Dowlais whereby we acquired the entire issued share capital of Dowlais (the Business Combination). Pursuant to the Business Combination, Dowlais shareholders received for each Dowlais ordinary share: 0.0881 shares of new Dauch Corporation common stock and 43 pence per share in cash (approximately $0.59 per share as of the closing date), resulting in the issuance of approximately 117 million shares (and an increase in authorized shares from 150 million shares to 375 million shares) and a total purchase price of approximately $1.7 billion. Following the close of the transaction, the combined company is headquartered in Detroit, Michigan and led by the Company's Chairman and CEO.

Uncertainty Associated with Tariffs and Trade Relations and Other Supply Chain Constraints

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

For the three months ended March 31, 2026, the net impact on earnings related to the aforementioned tariffs was approximately $30 million and we expect a continuing impact from tariffs in future periods. For the year ended December 31, 2025, the net impact on earnings related to the aforementioned tariffs was approximately $10 million. We are implementing mitigation actions and pursuing recoveries from our customers for the cost increases resulting from the tariffs but have not reached final agreement with all customers and therefore the total amount and timing of such recoveries is unknown. Further, certain of these recoveries may include government-issued credits and there is uncertainty about whether we will be able to effectively monetize such credits. For the full year 2026, we anticipate the impact on earnings of these tariffs to be approximately $10 million to $20 million after mitigation actions and estimated customer recoveries. However, due to uncertainty associated with the potential further implementation or expansion of tariffs, as well as the potential for additional retaliatory actions and other changes to existing trade agreements or changes in international trade relations, the actual impact on 2026 earnings could differ materially from this estimate.

During the first three months of 2026, geopolitical conflicts have indirectly impacted our operations and financial results primarily through supply chain disruptions. We continue to work with customers and suppliers in our effort to protect continuity of supply as we expect these challenges to continue in 2026. Due to the ongoing uncertainty associated with these supply chain constraints, the ultimate impact on our net sales, results of operations and cash flows is unknown.

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

In January of 2026, we reached a settlement agreement with the customer on this matter (the Electric Vehicle Cancellation Settlement). As a result, we received approximately $28 million in the first quarter of 2026 for the reimbursement of the Company's capitalized engineering, design and development costs.

RESULTS OF OPERATIONS –– THREE MONTHS ENDED MARCH 31, 2026 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2025

Net Sales

	Three Months Ended March 31,
(in millions)	2026	2025	Change	Percent Change
Net sales	$2,378.9	$1,411.3	$967.6	68.6%

The impact of the Business Combination on net sales for the first three months of 2026 was approximately $972 million. Excluding the impact of the Business Combination, the change in net sales in the first three months of 2026, as compared to the first three months of 2025, primarily reflects lower production volumes on certain vehicle programs that we support and a reduction of approximately $35 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., which was completed on July 1, 2025. These decreases were partially offset by an increase of approximately $44 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments.

Cost of Goods Sold

	Three Months Ended March 31,
(in millions)	2026	2025	Change	Percent Change
Cost of goods sold	$2,153.5	$1,237.4	$916.1	74.0%

The impact on cost of goods sold of the Business Combination was approximately $927 million for the first three months of 2026, which includes approximately $38 million for the step-up of inventory to fair value as a result of purchase accounting. Excluding the impact of the Business Combination, the change in cost of goods sold in the first three months of 2026, as compared to the first three months of 2025, primarily reflects an increase of approximately $39 million associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments, partially offset by a reduction of approximately $33 million as a result of the sale of AAM India Manufacturing Corporation Pvt., Ltd., as well as the impact of improved operating performance. For the three months ended March 31, 2026, material costs were approximately 52% of total cost of goods sold as compared to approximately 55% for the three months ended March 31, 2025.

Gross Profit

	Three Months Ended March 31,
(in millions)	2026	2025	Change	Percent Change
Gross profit	$225.4	$173.9	$51.5	29.6%

Gross margin was 9.5% in the first three months of 2026, as compared to 12.3% in the first three months of 2025. Gross profit and gross margin were impacted by the factors discussed in Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
(in millions)	2026	2025	Change	Percent Change
Selling, general & administrative expenses	$137.3	$90.9	$46.4	51.0%

SG&A as a percentage of net sales was 5.8% in the first three months of 2026 as compared to 6.4% in the first three months of 2025. R&D expense, net of customer ED&D recoveries, was approximately $51.6 million in the first three months of 2026, as compared to $36.3 million in the first three months of 2025. The change in SG&A in the first three months of 2026, as compared to the first three months of 2025, reflects an increase of approximately $39 million associated with the Business Combination. SG&A expense also reflects an increase in R&D spending in the first three months of 2026, as compared to the first three months of 2025, which was partially offset by the achievement of synergies as a result of the Business Combination.

Amortization of Intangible Assets Amortization expense for the three months ended March 31, 2026 was $22.9 million, as compared to $20.6 million for the three months ended March 31, 2025.

Restructuring and Acquisition-Related Costs Restructuring and acquisition-related costs were $98.9 million for the three months ended March 31, 2026, as compared to $19.7 million for the three months ended March 31, 2025.

On February 3, 2026, we completed the Business Combination. During the three months ended March 31, 2026, we incurred $53.8 million of acquisition-related costs and $18.8 million of integration expenses associated with the Business Combination. Acquisition-related costs primarily consist of advisory, legal, accounting, valuation and certain other professional or consulting fees incurred. Integration expenses primarily reflect costs incurred for professional fees incurred in conjunction with integration activities.

In 2026, we expect to incur approximately $100 million to $140 million of total restructuring charges. In addition, we expect to incur $60 million to $70 million of acquisition-related costs and $100 million to $125 million of integration costs in 2026 associated with the Business Combination. See Note 12 - Restructuring and Acquisition-Related Costs for additional detail regarding our restructuring, acquisition and integration activity.

Operating Income (Loss)  Operating loss was $33.7 million in the first three months of 2026 as compared to operating income of $42.7 million in the first three months of 2025. Operating margin was (1.4)% in the first three months of 2026, as compared to 3.0% in the first three months of 2025. The changes in operating income and operating margin were due primarily to the factors discussed in Net Sales, Cost of Goods Sold, SG&A, Amortization of Intangible Assets and Restructuring and Acquisition-Related Costs above.

Interest Expense and Interest Income  Interest expense was $89.6 million in the first three months of 2026 as compared to $42.9 million in the first three months of 2025. The weighted-average interest rate of our long-term debt outstanding was 7.1% for the three months ended March 31, 2026 and 6.9% for the three months ended March 31, 2025. The increase in interest expense the first three months of 2026, as compared to the first three months of 2025, primarily reflects the issuance of new indebtedness in connection with the Business Combination. We expect our interest expense for the full year 2026 to be approximately $340 million to $360 million.

Interest income was $12.1 million in the first three months of 2026 as compared to $5.6 million in the first three months of 2025. In connection with the 6.375% senior secured notes due 2032 (the 6.375% Notes) and 7.75% senior unsecured notes due 2033 (the 7.75% Notes, and together with the 6.375% Notes, the Notes) issued by American Axle & Manufacturing, Inc. (AAM, Inc.) on October 3, 2025, we received approximately $4.6 million of interest income in the first quarter of 2026 on the proceeds from the Notes placed in segregated escrow accounts until the closing of the Business Combination on February 3, 2026. See Note 5 - Long-Term Debt for further detail on the financing for the Business Combination and the funds in escrow.

Debt Refinancing and Redemption Costs  Debt refinancing and redemption costs were $3.0 million in the first three months of 2026 as compared to $3.3 million in the first three months of 2025.

Gain on Business Combination Derivative In the first three months of 2026, we recognized a realized gain on the Business Combination Derivative of $12.9 million upon the completion of the Business Combination. In the first three months of 2025, we recognized an unrealized gain on the Business Combination Derivative of $21.9 million. See Note 6 - Derivatives for additional detail on the Business Combination Derivative.

Income from Equity-Method Affiliates Income from equity-method affiliates represents our proportionate share of earnings from equity in unconsolidated subsidiaries. In the first three months of 2026, we recognized income from equity-method affiliates of $10.3 million, as compared to $0.1 million in the first three months of 2025, primarily driven by our net share of income from Shanghai GKN HUAYU Driveline Systems Co Limited (SDS). See Note 15 - Investments in Equity-Method Affiliates for more information on our equity-method affiliates.

Other Expense, Net Other expense, net includes the net effect of foreign exchange gains and losses and all components of net periodic pension and postretirement benefit costs other than service cost. Other expense, net was $28.6 million in the first three months of 2026, as compared to $3.0 million in the first three months of 2025. The change in Other expense, net was primarily driven by changes in foreign exchange gains and losses in the first three months of 2026, as compared to the first three months of 2025.

Income Tax Expense (Benefit) Income tax benefit was $19.6 million for the three months ended March 31, 2026, as compared to expense of $14.0 million for the three months ended March 31, 2025. Our effective income tax rate was 16.4% in the first three months of 2026 as compared to 66.4% in the first three months of 2025.

For the three months ended March 31, 2026, our effective income tax rate varies from the U.S. federal statutory rate primarily due to the release of $22.4 million of valuation allowance in a non-U.S. jurisdiction, partially offset by permanent adjustments associated with nondeductible transaction costs incurred in conjunction with the Business Combination, and net losses in certain jurisdictions with no corresponding tax benefit due to increases in our valuation allowance.

Our income tax expense and effective income tax rate for the three months ended March 31, 2026 vary from our income tax expense and effective income tax rate for the three months ended March 31, 2025 primarily as a result of the release of a valuation allowance in a non-U.S. jurisdiction during the three months ended March 31, 2026.

Net Income (Loss) Attributable to Dauch and Earnings (Loss) Per Share (EPS) Net loss attributable to Dauch was $100.3 million in the first three months of 2026, as compared to income of $7.1 million in the first three months of 2025. Diluted loss per share was $0.52 in the first three months of 2026, as compared to diluted earnings per share of $0.06 per share in the first three months of 2025. Net income (loss) attributable to Dauch and EPS for the first three months of 2026 and 2025 were primarily impacted by the factors discussed above.

SEGMENT REPORTING

Our business is organized into two segments, Driveline and Metal Forming, with each representing a reportable segment under ASC 280 - Segment Reporting. The results of each segment are regularly reviewed by the chief operating decision maker to assess the performance of the segment and make decisions regarding the allocation of resources to the segments.

Our product offerings by segment are as follows:

•Driveline products consist primarily of front and rear axles, sideshafts, driveshafts, propshafts, differential assemblies, clutch modules, balance shaft systems, disconnecting driveline technology, and electric and hybrid driveline products and systems for light trucks, sport utility vehicles (SUVs), crossover vehicles, passenger cars and commercial vehicles; and
•Metal Forming products consist primarily of engine, transmission, driveline and safety-critical components for traditional internal combustion engine and electric vehicle architectures including light vehicles, commercial vehicles and off-highway vehicles and products for industrial markets, filters and silencers, as well as powdered metal and related additives.

On February 3, 2026, we completed the Business Combination and we began consolidating the results of Dowlais on that date, which are reported in our Driveline and Metal Forming segments for the three months ended March 31, 2026. Additionally, in the first quarter of 2026, we moved certain plant locations that were previously reported under our Metal Forming segment to our Driveline segment in order to better align our product and process technologies. The amounts in the tables below for the three months ended March 31, 2025 have been recast to reflect this reorganization.

The following table represents sales by reportable segment for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Driveline	$1,769.1	$987.0
Metal Forming	726.2	525.5
Eliminations	(116.4)	(101.2)
Net sales	$2,378.9	$1,411.3

The increase in Driveline sales for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily reflects an increase of approximately $768 million associated with the impact of the Business Combination, as well as an increase associated with the effect of metal market pass-throughs to our customers and the impact of foreign exchange related to translation adjustments. These increases were partially offset by a reduction of approximately $35 million resulting from the sale of AAM India Manufacturing Corporation Pvt., Ltd., which was completed on July 1, 2025.

The increase in Metal Forming sales for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily reflects an increase of approximately $204 million associated with the impact of the Business Combination.

We use Segment Adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The amounts for Segment Adjusted EBITDA for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Driveline	$238.8	$132.7
Metal Forming	69.7	45.0
Total segment adjusted EBITDA	$308.5	$177.7

For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the increase in Segment Adjusted EBITDA for the Driveline segment reflects the impact of the Business Combination.

For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the change in Segment Adjusted EBITDA for the Metal Forming segment reflects the impact of the Business Combination, as well as improved operating performance.

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

For the three months ended March 31, 2026, based in part on our recent Business Combination and to more effectively measure our global business profile, we revised our definition of Adjusted EBITDA to exclude the impact of unrealized foreign exchange gains and losses on acquired U.S. Private Placement Notes, mark-to-market on nondesignated foreign exchange derivatives assumed as part of the Business Combination with Dowlais, gains and losses on the disposal of property, plant and equipment, and amortization of the acquisition intangible asset attributable to our investment in Shanghai GKN HUAYU Driveline Systems Co Limited (SDS). We define EBITDA to be earnings before interest expense, income taxes, depreciation and amortization. As revised, Total Segment Adjusted EBITDA is defined as EBITDA for our reportable segments excluding the impact of restructuring and acquisition-related costs, debt refinancing and redemption costs, gains or losses on the derivative associated with our Business Combination with Dowlais, interest income on debt held in escrow, gains or losses on equity securities, impairment charges, unrealized foreign exchange gains and losses on acquired U.S. Private Placement Notes, mark-to-market on nondesignated foreign exchange derivatives assumed as part of the Business Combination with Dowlais, gains and losses on the disposal of property, plant and equipment, amortization of the acquisition intangible asset attributable to our investment in SDS, net of tax, and non-recurring items.

We believe that EBITDA and Total Segment Adjusted EBITDA are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and banking institutions routinely use EBITDA and Total Segment Adjusted EBITDA, together with other measures, to measure our operating performance relative to other Tier 1 automotive suppliers and to assess the relative mix of Adjusted EBITDA by segment. We also believe that Total Segment Adjusted EBITDA is a meaningful measure as it is used for operational planning and decision-making purposes. EBITDA and Total Segment Adjusted EBITDA are also key metrics used in our calculation of incentive compensation. These non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, non-GAAP financial measures as presented by the Company may not be comparable to similarly titled measures reported by other companies. The amounts in the table below are presented based upon our revised definition of Segment Adjusted EBITDA and amounts that were reported under the previous definition have been recast.

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$(100.0)	$7.1
Interest expense	89.6	42.9
Income tax expense (benefit)	(19.6)	14.0
Depreciation and amortization	181.8	112.2
EBITDA	$151.8	$176.2
Restructuring and acquisition-related costs	98.9	19.7
Gain on Business Combination Derivative	(12.9)	(21.9)
Debt refinancing and redemption costs	3.0	3.3
Unrealized foreign exchange loss on acquired U.S. Private Placement Notes	10.9	—
Mark-to-market on nondesignated foreign exchange derivatives assumed as part of the Business Combination with Dowlais	15.6	—
Loss on disposal of property, plant and equipment	3.7	0.4
Interest income on debt held in escrow	(4.6)	—
Amortization of acquisition intangible asset attributable to SDS	4.4	—
Non-recurring items:
Acquisition-related fair value inventory adjustment	37.7	—
Total segment adjusted EBITDA(a)	$308.5	$177.7

(a) The amounts in the table above are presented based on our revised definition of Total Segment Adjusted EBITDA and amounts that were reported under the previous definition have been recast. In connection with the Business Combination with Dowlais, the Company acquired long-term debt in the form of Dowlais U.S. Private Placement Notes, as well as nondesignated foreign exchange derivatives, which result in unrealized foreign exchange gains and losses recognized in our condensed consolidated Statement of Operations. The Company adjusts for these gains and losses as they are not reflective of our core operating performance. In addition, our equity-method investment in SDS resulted in a basis difference that was attributed to an intangible asset and is amortized through equity-method income and losses. The Company adjusts for this non-cash amortization as it is not reflective of our proportionate share of earnings in SDS.

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

At March 31, 2026, we had approximately $2.6 billion of liquidity consisting of approximately $1.0 billion of cash and cash equivalents, approximately $1.5 billion of available borrowings under our Revolving Credit Facility and approximately $100 million of available borrowings under non-U.S. credit facilities. We have no significant debt maturities before 2028.

Operating Activities  In the first three months of 2026, net cash used in operating activities was $64.4 million as compared to net cash provided by operations of $55.9 million in the first three months of 2025. The following factors impacted cash from operating activities in the first three months of 2026, as compared to the first three months of 2025:

Accounts receivable For the three months ended March 31, 2026, we experienced a decrease in cash flow from operating activities of approximately $71 million related to the change in our accounts receivable balance from December 31, 2025 to March 31, 2026, as compared to the change in our accounts receivable balance from December 31, 2024 to March 31, 2025. This change was primarily the result of timing of sales to customers in the applicable periods, as well as the timing of collections on customer receivables due, in part, to our participation in various receivable factoring programs, including an early payment program offered by our largest customer. These programs allow us to sell certain of our receivables to third parties at our discretion, and we utilize these programs from time to time.

Accounts payable and accrued expenses For the three months ended March 31, 2026, we experienced an increase in cash flow from operating activities of approximately $62 million related to the change in our accounts payable and accrued expenses balance from December 31, 2025 to March 31, 2026, as compared to the change in our accounts payable and accrued expenses balance from December 31, 2024 to March 31, 2025. This change was primarily the result of the timing of payments to suppliers in the applicable periods.

Income taxes paid, net Income taxes paid, net was $27.6 million for the three months ended March 31, 2026, as compared to $15.2 million for the three months ended March 31, 2025. The increase in income taxes paid, net was primarily attributable to the Business Combination. For the full year 2026, we estimate income taxes paid, net to be in the range of $160 million to $170 million.

Restructuring and acquisition-related costs For the full year 2026, we expect restructuring payments in cash flows from operating activities to be approximately $110 million to $150 million and we expect the timing of cash payments to approximate the timing of charges incurred. In addition, we expect acquisition-related payments in cash flows from operating activities to be approximately $130 million to $150 million and we expect integration payments to be approximately $100 million to $125 million in connection with the Business Combination.

Investing Activities  In the first three months of 2026, net cash used in investing activities was $347.5 million as compared to $40.2 million for the three months of 2025. Capital expenditures were $103.6 million in the first three months of 2026 as compared to $69.3 million in the first three months of 2025. We expect our capital spending in 2026 to be approximately 4.5% to 5% of sales.

On February 3, 2026, we completed our acquisition of Dowlais for a total purchase price of approximately $1.7 billion, of which approximately $332 million was paid in cash, net of Dowlais cash acquired. In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative). At the closing date of the acquisition, we settled the Business Combination Derivative and received net cash proceeds of approximately $66 million, which is presented separately from the cash paid to acquire Dowlais in our Condensed Consolidated Statement of Cash Flows. Additionally, in the first quarter of 2026, we received approximately $21 million from the proceeds of the sale of a former Dowlais subsidiary.

In the first three months of 2025, we exited our 50% ownership of both Hefei AAM Automotive Driveline & Chassis System Co., Ltd. and Liuzhou AAM Automotive Driveline System Co., Ltd. As a result, we collected approximately $30 million in cash, which approximated the carrying value of our investments in these joint ventures at the time of disposition.

Financing Activities  In the first three months of 2026, net cash used in financing activities was $775.5 million, as compared to $24.0 million in the first three months of 2025. The following factors impacted cash from financing activities in the first three months of 2026, as compared to the first three months of 2025:

Senior Secured Credit Facilities Dauch and AAM, Inc. are parties to an amended and restated credit agreement that was entered into on March 11, 2022 and has been subsequently amended (as so amended, the Amended and Restated Credit Agreement) which provides for a term loan A facility (the Term Loan A Facility), term loan B facility (the Term Loan B Facility), incremental tranche C term facility (the Tranche C Term Facility) and a multi-currency revolving credit facility (the Revolving Credit Facility and together with the Term Loan A Facility, the Term Loan B Facility and Tranche C Term Facility, the Senior Secured Credit Facilities). The Senior Secured Credit Facilities are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and Dauch's wholly owned domestic subsidiaries (including AAM, Inc.), subject to certain thresholds, exceptions and permitted liens.

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

At March 31, 2026, we had $1,469.7 million available under the Revolving Credit Facility. This availability reflects a reduction of $25.3 million primarily for standby letters of credit issued against the facility.

As of March 31, 2026, we have prepaid $21.2 million of the outstanding principal on our Term Loan A Facility, Term Loan B Facility and Tranche C Term Facility. These payments satisfy our obligation for principal payments under the Term Loan A Facility, Term Loan B Facility and Tranche C Term Facility through the first quarter of 2027.

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

In the fourth quarter of 2025, we used a portion of the proceeds from the Notes to complete a redemption of all $500 million aggregate principal amount outstanding of 6.50% Notes due 2027 and a partial redemption of $150 million principal amount of 6.875% Notes due 2028. The remaining proceeds of the Notes, together with certain amounts of prefunded interest, were deposited into segregated escrow accounts which are presented as Restricted cash on our Condensed Consolidated Balance Sheet as of December 31, 2025.

On February 3, 2026, upon completion of the Business Combination, $1,450 million, together with certain interest, was released from escrow, and was used, together with borrowings under our Tranche C Term Facility and cash on hand, to (a) pay the cash consideration payable in connection with the Business Combination and related fees and expenses, (b) repay in full all outstanding borrowings under the credit facilities of Dowlais and to pay related fees, expenses and premiums, after which all the credit facilities of Dowlais were terminated and (c) fund a change of control offer for certain outstanding notes of Dowlais. We intend to use the remaining proceeds of the Notes for general corporate purposes, which may include, among other things, repayment of other outstanding indebtedness. The 6.375% Notes are secured by a first priority security interest in substantially all of the assets of AAM, Inc., Dauch and Dauch's wholly owned domestic subsidiaries (other than AAM, Inc.) that guarantee the Senior Secured Credit Facilities, subject to certain thresholds, exceptions and permitted liens.

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

U.S. Private Placement Notes As part of the Business Combination, Dauch assumed Dowlais' U.S. Private Placement Notes with the aggregate principal amount of $500 million (U.S. Private Placement Notes). Pursuant to the terms of the U.S. Private Placement Notes, the completion of the Business Combination resulted in a change of control, which required the Company to make an offer to redeem the U.S. Private Placement Notes at par, plus accrued and unpaid interest as of the redemption date. During the three months ended March 31, 2026, a change of control offer was made and completed, resulting in the redemption of $151 million of the U.S. Private Placement Notes. The U.S. Private Placement Notes that were not redeemed will remain outstanding, with remaining maturities ranging from approximately four to eleven years. The U.S. Private Placement Notes are unsecured and subject to covenants that, among other things, limit the ability of Dowlais and certain of its subsidiaries to enter into transactions with affiliates, consolidate, merge or transfer all of their assets, create or incur liens, incur additional indebtedness, or dispose of assets, and also require compliance with certain financial maintenance covenants. The U.S. Private Placement Notes contain customary events of default.

Repayment of Dowlais Indebtedness Upon the acquisition of Dowlais, we assumed $1,876.9 million of existing Dowlais indebtedness, which we repaid following the acquisition, with the exception of $349.0 million of U.S. Private Placement Notes, as described above, which remain outstanding as of March 31, 2026.

Redemption of 6.875% Notes Due 2028 Subsequent to March 31, 2026, we voluntarily redeemed a portion of our 6.875% Notes due 2028. In May 2026, this resulted in a principal payment of $125.0 million and $3.0 million in accrued interest. We also expensed approximately $0.6 million for the write-off of a portion of the unamortized debt issuance costs that we had been amortizing over the expected life of the borrowing.

Non-U.S. Credit Facilities and Other We utilize local currency credit facilities to finance the operations of certain non-U.S. subsidiaries. At March 31, 2026, $4.7 million was outstanding under our non-U.S. credit facilities, as compared to $10.7 million at December 31, 2025. At March 31, 2026, an additional $99.5 million was available under our non-U.S. credit facilities.

Treasury stock Treasury stock increased by $6.2 million in the first three months of 2026 to $244.7 million as compared to $238.5 million at year-end 2025, due to the withholding and repurchase of shares of Company stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation.

Subsidiary Guarantees of Registered Debt Securities Our 6.875% Notes and 5.00% Notes (collectively, the Notes) are senior unsecured obligations of AAM, Inc. (Issuer); all of which are fully and unconditionally guaranteed, on a joint and several basis, by Dauch and substantially all of its domestic subsidiaries (other than AAM, Inc.) (Subsidiary Guarantors). Dauch has no significant assets other than its 100% ownership of its direct subsidiaries.

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

Statement of Operations Information	(in millions)
	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Net sales	$1,281.4	$4,176.0
Gross profit	135.6	511.5
Income (loss) from operations	(28.9)	6.9
Net loss	(60.0)	(46.8)

Balance Sheet Information	(in millions)
	March 31, 2026	December 31, 2025
Current assets	$2,414.7	$2,875.3
Noncurrent assets	3,308.9	2,417.7

Current liabilities	460.3	564.0
Noncurrent liabilities	4,976.9	4,589.5

Redeemable preferred stock	—	—
Noncontrolling interest	—	—

At March 31, 2026 and December 31, 2025, amounts owed by the Combined Entities to non-guarantor entities totaled approximately $115 million and $20 million, respectively, and amounts owed to the Combined Entities from non-guarantor entities totaled approximately $1,260 million and $400 million, respectively.

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

We are subject to various federal, state, local and non-U.S. environmental and occupational safety and health laws, regulations and ordinances, including those regulating air emissions, water discharge, waste management and environmental cleanup. We will continue to closely monitor our environmental conditions to ensure that we are in compliance with all laws, regulations and ordinances. We have made, and anticipate continuing to make, capital and other expenditures (including recurring administrative costs) to comply with environmental requirements at our current and former facilities. Such expenditures were not significant in the first quarter of 2026.

We are subject to risks of environmental issues, including impacts of climate-related events, that could result in unforeseen disruptions or costs to our operations. We did not experience any climate-related events in the first quarter of 2026 that we believe could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Currency Exchange Risk  From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. As of March 31, 2026 and December 31, 2025, we had currency forward contracts outstanding with a total notional amount of $1,088.8 million and $216.2 million, respectively, that hedge our exposure to changes in foreign currency exchange rates for certain working capital items into the third quarter of 2028. The potential decrease in fair value of foreign exchange contracts, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $99.0 million at March 31, 2026 and was $19.5 million at December 31, 2025.

In January 2025, in connection with the Business Combination, we entered into a foreign currency forward contract (the Business Combination Derivative) to reduce the variability in cash flows as a result of fluctuations in the foreign currency exchange rate between the U.S. dollar and pound sterling. This foreign currency forward contract was nondesignated and recognized at fair value each reporting period through the closing of the Business Combination with changes in fair value recognized in Other expense, net in our Condensed Consolidated Statement of Operations. At December 31, 2025, we had a notional amount outstanding under the Business Combination Derivative of £571.0 million, which was equivalent to approximately $769 million. Upon the closing of the Business Combination on February 3, 2026, the Business Combination Derivative was settled and we received net cash proceeds of approximately $65.9 million.

In the second quarter of 2024, we entered into a fixed-to-fixed cross-currency swap that is designated as a fair value hedge. This fixed-to-fixed cross-currency swap reduces the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At March 31, 2026 and December 31, 2025, we had a notional amount outstanding under the fixed-to-fixed cross-currency swap of €175.0 million, which was equivalent to $202.0 million and $205.5 million, respectively. The fixed-to-fixed cross-currency swap hedges our exposure to changes in exchange rates on the intercompany loans through the second quarter of 2027. In the first quarter of 2026, we entered into additional fixed-to-fixed cross-currency swaps that are designated as fair value hedges. These fixed-to-fixed cross-currency swaps reduce the variability of functional currency equivalent cash flows associated with changes in exchange rates on certain Euro-based intercompany loans. At March 31, 2026, we had a notional amount outstanding under the fixed-to-fixed cross-currency swaps of €200.0 million, which was equivalent to $230.9 million which hedges our exposure through the first quarter 2028, and €200.0 million, which was equivalent to $230.9 million which hedges our exposure through the first quarter of 2029. The potential decrease in fair value of our fixed-to-fixed cross-currency swaps, assuming a 10% adverse change in the foreign currency exchange rates, would be approximately $66.4 million at March 31, 2026 and was $20.6 million at December 31, 2025.

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

Interest Rate Risk  We are exposed to variable interest rates on certain credit facilities. From time to time, we have used interest rate hedging to reduce the effects of fluctuations in market interest rates. As of March 31, 2026, we have $700.0 million notional amount hedged in relation to our variable-to-fixed interest rate swap into the second quarter of 2026, which subsequently increases to $1.0 billion through the fourth quarter of 2028, and decreases thereafter to $900.0 million through the fourth quarter of 2030 and to $500.0 million through the fourth quarter of 2031.

The pre-tax earnings and cash flow impact of a one-percentage-point increase in interest rates (approximately 14% of our weighted-average interest rate at March 31, 2026) on our long-term debt outstanding, would be approximately $12.5 million at March 31, 2026 and was approximately $4.4 million at December 31, 2025, on an annualized basis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

In conjunction with our Business Combination, we utilized our framework of internal controls over financial reporting specific to business combinations. The applicable controls address the various elements of a business combination, including but not limited to: 1) calculation of the consideration transferred; 2) identifying and properly accounting for transactions that are separate from the Business Combination; 3) use and oversight of competent and qualified specialists in performing the valuation of assets acquired and liabilities assumed; 4) review of inputs and outputs to the valuation models; 5) identifying and disclosing provisional amounts; and 6) tracking measurement period adjustments.

Our Business Combination was completed on February 3, 2026. We are currently integrating policies, processes and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. We will exclude the acquired operations of Dowlais from our assessment of Dauch's internal control over financial reporting for the year ended December 31, 2026 as permissible under the rules and regulations of the Securities and Exchange Commission.

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our December 31, 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our equity security purchases during the quarter ended March 31, 2026 for the withholding and repurchase of shares of Company stock to satisfy employee tax withholding obligations due upon the vesting of stock-based compensation:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1 - January 31, 2026	—	$—	—	$—
February 1 - February 28, 2026	830,267	7.41	—	—
March 1 - March 31, 2026	13,342	5.73	—	—
Total	843,609	$7.38	—	$—

Item 5. Other Information

During the quarterly period ended March 31, 2026, our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Number	Description of Exhibit

3.01	Amended and Restated Certificate of Incorporation of American Axle & Manufacturing Holdings, Inc.
(Incorporated by reference to Exhibit 3.2 filed with American Axle & Manufacturing Holdings, Inc. Registration Statement on Form S-8 dated September 1, 2017 (Registration No. 333-220300))

3.02	Amendment to the Certificate of Incorporation of the Company
(Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated January 26, 2026)

3.03	Amendment to the Certificate of Incorporation of the the Company
(Incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated January 30, 2026)

3.04	Fourth Amended and Restated Bylaws
(Incorporated by reference to Exhibit 3.2 filed of Current Report on Form 8-K dated January 26, 2026)

4.01	Fifth Supplemental Indenture, dated as of March 31, 2026, among American Axle & Manufacturing, Inc., Dauch Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee
(Incorporated by reference to Exhibit 4.14 filed with Dauch Corporation's Registration Statement on Form S-3 dated May 1, 2026 (Registration Statement No. 333-295500))

4.02
First Supplemental Indenture, dated as of March 31, 2026, among American Axle & Manufacturing, Inc., Dauch Corporation, certain subsidiary guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent

(Incorporated by reference to Exhibit 4.15 filed with Dauch Corporation's Registration Statement on Form S-3 dated May 1, 2026 (Registration Statement No. 333-295500))

4.03
First Supplemental Indenture, dated as of March 31, 2026, among American Axle & Manufacturing, Inc., Dauch Corporation, certain subsidiary guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee

(Incorporated by reference to Exhibit 4.16 filed with Dauch Corporation's Registration Statement on Form S-3 dated May 1, 2026 (Registration Statement No. 333-295500))

10.01	The Dauch Corporation 2026 Inducement Omnibus Equity Incentive Plan
(Incorporated by reference to Exhibit 4.1 filed with the Dauch Corporation's Registration Statement on Form S-8 dated February 2, 2026 (Registration Statement No. 333-293139))

*10.02	Form of Breakout Performance Award Agreement under the Amended and Restated Dauch Corporation 2018 Omnibus Incentive Plan

*10.03	Form of Breakout Performance Award Agreement under the Dauch Corporation 2026 Inducement Omnibus Incentive Plan

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification of David C. Dauch, Chairman of the Board & Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

*31.2	Certification of Christopher J. May, Executive Vice President & Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

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

 DAUCH CORPORATION
(Registrant)

/s/ James G. Zaliwski
James G. Zaliwski
Vice President & Chief Accounting Officer
May 8, 2026